Form 10-Q
period 2017-03-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2017-05-10
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Regency Centers Corporation:

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Regency Centers, L.P.:

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s common stock was 170,077,581 as of May 9, 2017.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2017 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”,"Regency Centers" or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of March 31, 2017, the Parent Company owned all of the Preferred Units of the Operating Partnership and approximately 99.9% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
The Company believes it is important to understand the key differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. Except for the $500 million of unsecured public and private placement debt assumed with the Equity One merger on March 1, 2017, the Parent Company does not have any other indebtedness, but guarantees all of the unsecured debt of the Operating Partnership. The Operating Partnership is also the co-issuer and guarantees the debt of the Parent Company. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
Stockholders' equity, partners' capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Parent Company and those of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units, and Preferred Units owned by the Parent Company. The limited partners' units in the Operating Partnership owned by third parties are accounted for in partners' capital in the Operating Partnership's financial statements and outside of stockholders' equity in noncontrolling interests in the Parent Company's financial statements. The Preferred Units owned by the Parent Company are eliminated in consolidation in the accompanying consolidated financial statements of the Parent Company and are classified as preferred units of the general partner in the accompanying consolidated financial statements of the Operating Partnership.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
March 31, 2017 and December 31, 2016
(in thousands, except share data)

	2017	2016
Assets	(unaudited)
Real estate investments at cost:
Land	$4,760,963	1,660,424
Buildings and improvements	5,908,653	3,092,197
Properties in development	292,480	180,878
	10,962,096	4,933,499
Less: accumulated depreciation	1,166,657	1,124,391
	9,795,439	3,809,108
Properties held for sale	19,600	—
Investments in real estate partnerships	381,691	296,699
Net real estate investments	10,196,730	4,105,807
Cash and cash equivalents	36,855	13,256
Restricted cash	7,987	4,623
Tenant and other receivables, net of allowance for doubtful accounts and straight-line rent reserves of $9,577 and $9,021 at March 31, 2017 and December 31, 2016, respectively	119,843	111,722
Deferred leasing costs, less accumulated amortization of $85,971 and $83,529 at March 31, 2017 and December 31, 2016, respectively	68,299	69,000
Acquired lease intangible assets, less accumulated amortization of $69,324 and $56,695 at March 31, 2017 and December 31, 2016, respectively	606,707	118,831
Trading securities held in trust	29,025	28,588
Other assets	70,526	37,079
Total assets	$11,135,972	4,488,906
Liabilities and Equity
Liabilities:
Notes payable	$2,749,202	1,363,925
Unsecured credit facilities	658,024	278,495
Accounts payable and other liabilities	242,638	138,936
Acquired lease intangible liabilities, less accumulated amortization of $28,689 and $23,538 at March 31, 2017 and December 31, 2016, respectively	680,469	54,180
Tenants’ security, escrow deposits and prepaid rent	41,136	28,868
Total liabilities	4,371,469	1,864,404
Commitments and contingencies	—	—
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 3,000,000 Series 7 shares issued and outstanding at March 31, 2017, and 13,000,000 Series 6 and 7 shares issued and outstanding at December 31, 2016, with liquidation preferences of $25 per share	75,000	325,000
Common stock, $0.01 par value per share, 220,000,000 and 150,000,000 shares authorized; 170,076,671 and 104,497,286 shares issued at March 31, 2017 and December 31, 2016, respectively	1,701	1,045
Treasury stock at cost, 349,660 and 347,903 shares held at March 31, 2017 and December 31, 2016, respectively	(17,473)	(17,062)
Additional paid in capital	7,768,794	3,294,923
Accumulated other comprehensive loss	(15,791)	(18,346)
Distributions in excess of net income	(1,080,882)	(994,259)
Total stockholders’ equity	6,731,349	2,591,301
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $10,235 and $10,630 at March 31, 2017 and December 31, 2016, respectively	(2,063)	(1,967)
Limited partners’ interests in consolidated partnerships	35,217	35,168
Total noncontrolling interests	33,154	33,201
Total equity	6,764,503	2,624,502
Total liabilities and equity	$11,135,972	4,488,906
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2017	2016
Revenues:
Minimum rent	$141,240	107,674
Percentage rent	2,906	1,703
Recoveries from tenants and other income	45,279	33,487
Management, transaction, and other fees	6,706	6,764
Total revenues	196,131	149,628
Operating expenses:
Depreciation and amortization	60,053	38,716
Operating and maintenance	29,763	22,685
General and administrative	17,673	16,299
Real estate taxes	21,450	15,870
Other operating expenses (note 2)	71,512	2,306
Total operating expenses	200,451	95,876
Other expense (income):
Interest expense, net	27,199	24,142
Provision for impairment	—	1,666
Net investment (income) loss, including unrealized (gains) losses of ($852) and ($230) for the three months ended March 31, 2017 and 2016, respectively	(1,097)	155
Total other expense (income)	26,102	25,963
(Loss) income from operations before equity in income of investments in real estate partnerships	(30,422)	27,789
Equity in income of investments in real estate partnerships	9,342	12,920
Income tax expense of taxable REIT subsidiary	50	—
(Loss) income from operations	(21,130)	40,709
Gain on sale of real estate, net of tax	415	12,868
Net (loss) income	(20,715)	53,577
Noncontrolling interests:
Exchangeable operating partnership units	19	(85)
Limited partners’ interests in consolidated partnerships	(671)	(349)
Loss attributable to noncontrolling interests	(652)	(434)
Net (loss) income attributable to the Company	(21,367)	53,143
Preferred stock dividends and issuance costs	(11,856)	(5,266)
Net (loss) income attributable to common stockholders	$(33,223)	47,877

(Loss) income per common share - basic	$(0.26)	0.49
(Loss) income per common share - diluted	$(0.26)	0.49
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended March 31,
	2017	2016
Net (loss) income	$(20,715)	53,577
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(68)	(16,785)
Reclassification adjustment of derivative instruments included in net income	2,654	2,453
Unrealized gain (loss) on available-for-sale securities	32	(36)
Other comprehensive income (loss)	2,618	(14,368)
Comprehensive (loss) income	(18,097)	39,209
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	652	434
Other comprehensive income (loss) attributable to noncontrolling interests	65	(168)
Comprehensive income attributable to noncontrolling interests	717	266
Comprehensive (loss) income attributable to the Company	$(18,814)	38,943
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the three months ended March 31, 2017 and 2016 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$325,000	972	(19,658)	2,742,508	(58,693)	(936,020)	2,054,109	(1,975)	30,486	28,511	2,082,620
Net income	—	—	—	—	—	53,143	53,143	85	349	434	53,577
Other comprehensive loss	—	—	—	—	(14,200)	—	(14,200)	(22)	(146)	(168)	(14,368)
Deferred compensation plan, net	—	—	1,287	(1,287)	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	3,400	—	—	3,402	—	—	—	3,402
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(7,950)	—	—	(7,950)	—	—	—	(7,950)
Common stock issued under dividend reinvestment plan	—	—	—	292	—	—	292	—	—	—	292
Common stock issued, net of issuance costs	—	2	—	12,291	—	—	12,293	—	—	—	12,293
Contributions from partners	—	—	—	—	—	—	—	—	8,389	8,389	8,389
Distributions to partners	—	—	—	(350)	—	—	(350)	—	(1,387)	(1,387)	(1,737)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(5,266)	(5,266)	—	—	—	(5,266)
Common stock/unit ($0.50 per share)	—	—	—	—	—	(48,802)	(48,802)	(77)	—	(77)	(48,879)
Balance at March 31, 2016	$325,000	976	(18,371)	2,748,904	(72,893)	(936,945)	2,046,671	(1,989)	37,691	35,702	2,082,373

Balance at December 31, 2016	$325,000	1,045	(17,062)	3,294,923	(18,346)	(994,259)	2,591,301	(1,967)	35,168	33,201	2,624,502
Net loss	—	—	—	—	—	(21,367)	(21,367)	(19)	671	652	(20,715)
Other comprehensive income	—	—	—	—	2,555	—	2,555	2	63	65	2,620
Deferred compensation plan, net	—	—	(411)	412	—	—	1	—	—	—	1
Restricted stock issued, net of amortization	—	2	—	3,731	—	—	3,733	—	—	—	3,733
Common stock redeemed for taxes withheld for stock based compensation, net	—	(1)	—	(18,219)	—	—	(18,220)	—	—	—	(18,220)
Common stock issued under dividend reinvestment plan	—	—	—	301	—	—	301	—	—	—	301
Common stock issued, net of issuance costs	—	655	—	4,479,031	—	—	4,479,686	—	—	—	4,479,686
Redemption of preferred stock	(250,000)	—	—	8,615	—	(8,615)	(250,000)	—	—	—	(250,000)
Contributions from partners	—	—	—	—	—	—	—	—	153	153	153
Distributions to partners	—	—	—	—	—	—	—	—	(838)	(838)	(838)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(3,241)	(3,241)	—	—	—	(3,241)
Common stock/unit ($0.51 per share)	—	—	—	—	—	(53,400)	(53,400)	(79)	—	(79)	(53,479)
Balance at March 31, 2017	$75,000	1,701	(17,473)	7,768,794	(15,791)	(1,080,882)	6,731,349	(2,063)	35,217	33,154	6,764,503
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2017 and 2016
(in thousands)
(unaudited)

	2017	2016
Cash flows from operating activities:
Net (loss) income	$(20,715)	53,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,053	38,716
Amortization of deferred loan cost and debt premium	2,459	2,353
(Accretion) and amortization of above and below market lease intangibles, net	(3,484)	(351)
Stock-based compensation, net of capitalization	12,131	2,621
Equity in income of investments in real estate partnerships	(9,342)	(12,920)
Gain on sale of real estate, net of tax	(415)	(12,868)
Provision for impairment	—	1,666
Distribution of earnings from operations of investments in real estate partnerships	12,784	13,840
Deferred income tax benefit	(87)	—
Deferred compensation expense	1,062	(148)
Realized and unrealized (gain) loss on investments	(1,064)	155
Changes in assets and liabilities:
Restricted cash	67	(109)
Accounts receivable, net	8,974	4,371
Straight-line rent receivables, net	(3,439)	(1,848)
Deferred leasing costs	(1,355)	(2,903)
Other assets	(2,657)	(746)
Accounts payable and other liabilities	(24,370)	(7,286)
Tenants’ security, escrow deposits and prepaid rent	2,121	(1,301)
Net cash provided by operating activities	32,723	76,819
Cash flows from investing activities:
Acquisition of operating real estate	—	(16,483)
Acquisition of Equity One, net of cash acquired of $72,534	(648,957)	—
Real estate development and capital improvements	(66,504)	(38,289)
Proceeds from sale of real estate investments	1,749	32,261
Issuance of notes receivable	(510)	—
Investments in real estate partnerships	(1,688)	(2,438)
Distributions received from investments in real estate partnerships	25,428	18,296
Dividends on investment securities	55	59
Acquisition of securities	(3,334)	(41,946)
Proceeds from sale of securities	3,815	41,207
Net cash used in investing activities	(689,946)	(7,333)
Cash flows from financing activities:
Net proceeds from common stock issuance	—	12,293
Repurchase of common shares in conjunction with equity award plans	(18,275)	(7,984)
Proceeds from sale of treasury stock	76	904
Redemption of preferred stock and partnership units	(250,000)	—
Distributions to limited partners in consolidated partnerships, net	(786)	(1,707)
Distributions to exchangeable operating partnership unit holders	(79)	(77)
Dividends paid to common stockholders	(53,289)	(48,510)
Dividends paid to preferred stockholders	(3,241)	(5,266)
Proceeds from issuance of fixed rate unsecured notes, net	646,424	—
Proceeds from unsecured credit facilities	740,000	10,000
Repayment of unsecured credit facilities	(360,000)	(10,000)
Proceeds from notes payable	1,577	—
Repayment of notes payable	(11,422)	(27,281)
Scheduled principal payments	(1,367)	(1,572)
Payment of loan costs	(8,796)	(5)
Net cash provided by (used in) financing activities	680,822	(79,205)
Net increase (decrease) in cash and cash equivalents	23,599	(9,719)
Cash and cash equivalents at beginning of the period	13,256	36,856
Cash and cash equivalents at end of the period	$36,855	27,137

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2017, and 2016
(in thousands)
(unaudited)

	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,061 and $973 in 2017 and 2016, respectively)	$7,687	7,611
Supplemental disclosure of non-cash transactions:
Common stock issued under dividend reinvestment plan	$301	292
Stock-based compensation capitalized	$778	814
Contributions from limited partners in consolidated partnerships, net	$100	8,362
Common stock issued for dividend reinvestment in trust	$177	190
Contribution of stock awards into trust	$929	958
Distribution of stock held in trust	$4,114	1,807
Change in fair value of securities available-for-sale	$32	(36)
Equity One Merger:
Real estate, net	$5,985,895	—
Investments in real estate partnerships	$103,566	—
Notes payable	$(757,399)	—
Other assets and liabilities, net	$(80,693)	—
Common stock exchanged for Equity One shares	$(4,471,808)	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
March 31, 2017 and December 31, 2016
(in thousands, except unit data)

	2017	2016
Assets	(unaudited)
Real estate investments at cost:
Land	$4,760,963	1,660,424
Buildings and improvements	5,908,653	3,092,197
Properties in development	292,480	180,878
	10,962,096	4,933,499
Less: accumulated depreciation	1,166,657	1,124,391
	9,795,439	3,809,108
Properties held for sale	19,600	—
Investments in real estate partnerships	381,691	296,699
Net real estate investments	10,196,730	4,105,807
Cash and cash equivalents	36,855	13,256
Restricted cash	7,987	4,623
Tenant and other receivables, net of allowance for doubtful accounts and straight-line rent reserves of $9,577 and $9,021 at March 31, 2017 and December 31, 2016, respectively	119,843	111,722
Deferred leasing costs, less accumulated amortization of $85,971 and $83,529 at March 31, 2017 and December 31, 2016, respectively	68,299	69,000
Acquired lease intangible assets, less accumulated amortization of $69,324 and $56,695 at March 31, 2017 and December 31, 2016, respectively	606,707	118,831
Trading securities held in trust	29,025	28,588
Other assets	70,526	37,079
Total assets	$11,135,972	4,488,906
Liabilities and Capital
Liabilities:
Notes payable	$2,749,202	1,363,925
Unsecured credit facilities	658,024	278,495
Accounts payable and other liabilities	242,638	138,936
Acquired lease intangible liabilities, less accumulated amortization of $28,689 and $23,538 at March 31, 2017 and December 31, 2016, respectively	680,469	54,180
Tenants’ security, escrow deposits and prepaid rent	41,136	28,868
Total liabilities	4,371,469	1,864,404
Commitments and contingencies	—	—
Capital:
Partners’ capital:
Preferred units of general partner, $0.01 par value per unit, 3,000,000 and 13,000,000 units issued and outstanding at March 31, 2017 and December 31, 2016, liquidation preference of $25 per unit	75,000	325,000
General partner; 170,076,671 and 104,497,286 units outstanding at March 31, 2017 and December 31, 2016, respectively	6,672,140	2,284,647
Limited partners; 154,170 units outstanding at March 31, 2017 and December 31, 2016	(2,063)	(1,967)
Accumulated other comprehensive loss	(15,791)	(18,346)
Total partners’ capital	6,729,286	2,589,334
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	35,217	35,168
Total noncontrolling interests	35,217	35,168
Total capital	6,764,503	2,624,502
Total liabilities and capital	$11,135,972	4,488,906
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended March 31,
	2017	2016
Revenues:
Minimum rent	$141,240	107,674
Percentage rent	2,906	1,703
Recoveries from tenants and other income	45,279	33,487
Management, transaction, and other fees	6,706	6,764
Total revenues	196,131	149,628
Operating expenses:
Depreciation and amortization	60,053	38,716
Operating and maintenance	29,763	22,685
General and administrative	17,673	16,299
Real estate taxes	21,450	15,870
Other operating expenses (note 2)	71,512	2,306
Total operating expenses	200,451	95,876
Other expense (income):
Interest expense, net	27,199	24,142
Provision for impairment	—	1,666
Net investment (income) loss, including unrealized (gains) losses of ($852) and ($230) for the three months ended March 31, 2017 and 2016, respectively	(1,097)	155
Total other expense (income)	26,102	25,963
(Loss) income from operations before equity in income of investments in real estate partnerships	(30,422)	27,789
Equity in income of investments in real estate partnerships	9,342	12,920
Income tax expense of taxable REIT subsidiary	50	—
(Loss) income from operations	(21,130)	40,709
Gain on sale of real estate, net of tax	415	12,868
Net (loss) income	(20,715)	53,577
Limited partners’ interests in consolidated partnerships	(671)	(349)
Net (loss) income attributable to the Partnership	(21,386)	53,228
Preferred unit distributions and issuance costs	(11,856)	(5,266)
Net (loss) income attributable to common unit holders	$(33,242)	47,962

(Loss) income per common unit - basic	$(0.26)	0.49
(Loss) income per common unit - diluted	$(0.26)	0.49
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended March 31,
	2017	2016
Net (loss) income	$(20,715)	53,577
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(68)	(16,785)
Reclassification adjustment of derivative instruments included in net income	2,654	2,453
Unrealized gain (loss) on available-for-sale securities	32	(36)
Other comprehensive income (loss)	2,618	(14,368)
Comprehensive (loss) income	(18,097)	39,209
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	671	349
Other comprehensive income (loss) attributable to noncontrolling interests	63	(146)
Comprehensive income attributable to noncontrolling interests	734	203
Comprehensive (loss) income attributable to the Partnership	$(18,831)	39,006
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the three months ended March 31, 2017 and 2016 (in thousands) (unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2015	$2,112,802	(1,975)	(58,693)	2,052,134	30,486	2,082,620
Net income	53,143	85	—	53,228	349	53,577
Other comprehensive loss	—	(22)	(14,200)	(14,222)	(146)	(14,368)
Contributions from partners	—	—	—	—	8,389	8,389
Distributions to partners	(49,152)	(77)	—	(49,229)	(1,387)	(50,616)
Preferred unit distributions	(5,266)	—	—	(5,266)	—	(5,266)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	3,402	—	—	3,402	—	3,402
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	4,635	—	—	4,635	—	4,635
Balance at March 31, 2016	2,119,564	(1,989)	(72,893)	2,044,682	37,691	2,082,373

Balance at December 31, 2016	2,609,647	(1,967)	(18,346)	2,589,334	35,168	2,624,502
Net loss	(21,367)	(19)	—	(21,386)	671	(20,715)
Other comprehensive income	—	2	2,555	2,557	63	2,620
Deferred compensation plan, net	—	—	—	—	—	—
Contributions from partners	—	—	—	—	153	153
Distributions to partners	(53,400)	(79)	—	(53,479)	(838)	(54,317)
Preferred unit distributions	(3,241)	—	—	(3,241)	—	(3,241)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	3,733	—	—	3,733	—	3,733
Preferred stock redemptions	(250,000)	—	—	(250,000)	—	(250,000)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	4,461,767	—	—	4,461,767	—	4,461,767
Balance at March 31, 2017	$6,747,139	(2,063)	(15,791)	6,729,285	35,217	6,764,502
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2017 and 2016
(in thousands)
(unaudited)

	2017	2016
Cash flows from operating activities:
Net (loss) income	$(20,715)	53,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,053	38,716
Amortization of deferred loan cost and debt premium	2,459	2,353
(Accretion) and amortization of above and below market lease intangibles, net	(3,484)	(351)
Stock-based compensation, net of capitalization	12,131	2,621
Equity in income of investments in real estate partnerships	(9,342)	(12,920)
Gain on sale of real estate, net of tax	(415)	(12,868)
Provision for impairment	—	1,666
Distribution of earnings from operations of investments in real estate partnerships	12,784	13,840
Deferred income tax benefit	(87)	—
Deferred compensation expense	1,062	(148)
Realized and unrealized (gain) loss on investments	(1,064)	155
Changes in assets and liabilities:
Restricted cash	67	(109)
Accounts receivable, net	8,974	4,371
Straight-line rent receivables, net	(3,439)	(1,848)
Deferred leasing costs	(1,355)	(2,903)
Other assets	(2,657)	(746)
Accounts payable and other liabilities	(24,370)	(7,286)
Tenants’ security, escrow deposits and prepaid rent	2,121	(1,301)
Net cash provided by operating activities	32,723	76,819
Cash flows from investing activities:
Acquisition of operating real estate	—	(16,483)
Acquisition of Equity One, net of cash acquired of $72,534	(648,957)	—
Real estate development and capital improvements	(66,504)	(38,289)
Proceeds from sale of real estate investments	1,749	32,261
Issuance of notes receivable	(510)	—
Investments in real estate partnerships	(1,688)	(2,438)
Distributions received from investments in real estate partnerships	25,428	18,296
Dividends on investment securities	55	59
Acquisition of securities	(3,334)	(41,946)
Proceeds from sale of securities	3,815	41,207
Net cash used in investing activities	(689,946)	(7,333)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	—	12,293
Repurchase of common shares in conjunction with equity award plans	(18,275)	(7,984)
Proceeds from sale of treasury stock	76	904
Redemption of preferred partnership units	(250,000)	—
Distributions (to) from limited partners in consolidated partnerships, net	(786)	(1,707)
Distributions to partners	(53,368)	(48,587)
Distributions to preferred unit holders	(3,241)	(5,266)
Proceeds from issuance of fixed rate unsecured notes, net	646,424	—
Proceeds from unsecured credit facilities	740,000	10,000
Repayment of unsecured credit facilities	(360,000)	(10,000)
Proceeds from notes payable	1,577	—
Repayment of notes payable	(11,422)	(27,281)
Scheduled principal payments	(1,367)	(1,572)
Payment of loan costs	(8,796)	(5)
Net cash provided by (used in) financing activities	680,822	(79,205)
Net increase (decrease) in cash and cash equivalents	23,599	(9,719)
Cash and cash equivalents at beginning of the period	13,256	36,856
Cash and cash equivalents at end of the period	$36,855	27,137

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2017, and 2016
(in thousands)
(unaudited)

	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,061 and $973 in 2017 and 2016, respectively)	$7,687	7,611
Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for dividend reinvestment plan	$301	292
Stock-based compensation capitalized	$778	814
Contributions from limited partners in consolidated partnerships, net	$100	8,362
Common stock issued for dividend reinvestment in trust	$177	190
Contribution of stock awards into trust	$929	958
Distribution of stock held in trust	$4,114	1,807
Change in fair value of securities available-for-sale	$32	(36)
Equity One Merger:
Real estate, net	$5,985,895	—
Investments in real estate partnerships	$103,566	—
Notes payable	$(757,399)	—
Other assets and liabilities, net	$(80,693)	—
Common stock exchanged for Equity One shares	$(4,471,808)	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

1.	Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership. The Parent Company has no other assets other than through its investment in the Operating Partnership, and its only liabilities are the unsecured notes assumed from the Equity One merger, which are co-issued and guaranteed by the Operating Partnership. The Parent Company guarantees all of the unsecured debt of the Operating Partnership.
On March 1, 2017, Regency completed its merger with Equity One, Inc., whereby Equity One merged with and into Regency, with Regency continuing as the surviving public company. Under the terms of the Merger Agreement, each Equity One stockholder received 0.45 of a newly issued share of Regency common stock for each share of Equity One common stock owned immediately prior to the effective time of the Merger, resulting in the issuance of approximately 65.5 million shares of common stock to effect the merger.
As of March 31, 2017, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) owned 313 retail shopping centers and held partial interests in an additional 116 retail shopping centers through unconsolidated investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

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
Ownership of the Operating Partnership
The Operating Partnership’s capital includes general and limited common Partnership Units. As of March 31, 2017, the Parent Company owned approximately 99.9% of the outstanding common Partnership Units of the Operating Partnership with the remaining limited Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a variable interest entity, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company’s only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.
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
March 31, 2017

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

Real Estate Partnerships
Regency has an ownership interest in 127 properties through partnerships, of which 11 are consolidated. Our partners in these ventures include institutional investors, other real estate developers and/or operators, and individual parties who help Regency source transactions for development and investment (the "Partners" or "limited partners"). Regency has a variable interest in these entities through its equity interests. As managing member, Regency maintains the books and records and typically provides leasing and property management to the partnerships. The partners’ level of involvement varies from protective decisions (debt, bankruptcy, selling primary asset(s) of business) to involvement in approving leases, operating budgets, and capital budgets.

•
Those partnerships for which the partners only have protective rights are considered VIEs under ASC 810, Consolidation. Regency is the primary beneficiary of these VIEs as Regency has power over these partnerships and they operate primarily for the benefit of Regency. As such, Regency consolidates these entities and reports the limited partners’ interest as noncontrolling interests.

The majority of the operations of the VIEs are funded with cash flows generated by the properties, or in the case of developments, with capital contributions or third party construction loans. Regency does not provide financial support to the VIEs beyond the terms stipulated in the partnership operating agreements.

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

◦
Those partnerships in which Regency does not have a controlling financial interest are accounted for using the equity method, and its ownership interest is recognized through single-line presentation as Investments in real estate partnerships in the Consolidated Balance Sheet, and Equity in income of investments in real estate partnerships in the Consolidated Statements of Operations. Cash distributions of earnings from operations of investments in real estate partnerships are presented in cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows. Cash distributions from the sale of a property or loan proceeds received from the placement of debt on a property included in investments in real estate partnerships are presented in cash flows provided by investing activities in the accompanying Consolidated Statements of Cash Flows. The net difference in the carrying amount of investments in real estate partnerships and the underlying equity in net assets is either (1) accreted to income and recorded in Equity in income of investments in real estate partnerships in the accompanying Consolidated Statements of Operations over the expected useful lives of the properties and other intangible assets, which range in lives from 10 to 40 years, or (2) recognized upon

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

sale of the underlying asset(s) or settlement of underlying liabilities, or (3) recognized at liquidation if the joint venture agreement includes a unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind.

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
The major classes of assets, liabilities, and non-controlling equity interests held by the Company's VIEs, exclusive of the Operating Partnership as a whole, are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Assets
Real estate assets, net	$89,682	86,440
Cash and cash equivalents	3,516	3,444
Liabilities
Notes payable	9,757	8,175
Equity
Limited partners’ interests in consolidated partnerships	17,709	17,565

Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements and expected impact on our financial statements:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
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
January 2017
The adoption of this standard resulted in the reclassification of income taxes withheld on share-based awards out of operating activities into financing activities on the Statement of Cash Flows. As retrospective application was required for this component of the ASU, $8.0 million was reclassified on the Statements of Cash Flows for the three months ended March 31, 2016.

Not yet adopted:
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

		January 2018	The Company does not expect the adoption and implementation of this standard to have a material impact on its results of operations, financial condition or cash flows.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2016-15, August 2016, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	The standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. Early adoption is permitted on a retrospective basis.	January 2018	The ASU is consistent with the Company's current treatment and the Company does not expect the adoption and implementation of this standard to have an impact on its cash flow statement.

ASU 2016-18, November 2016, Statement of Cash Flows (Topic 230): Restricted Cash
This ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. Early adoption is permitted on a retrospective basis.
		January 2018	The Company is evaluating the alternative methods of adoption and does not expect the adoption to have a material impact on its Statements of Cash Flows.

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

January 2018
The Company is evaluating the amendments from this update, but expects it to change the treatment of individual operating properties from being considered a business to being considered an asset.

This change will result in acquisition costs being capitalized as part of the asset acquisition, whereas current treatment has them recognized in earnings in the period incurred.

Additional changes from the update are being evaluated to identify their impact to the Company's financial statements and related disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

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

ASU 2016-10, April 2016, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

ASU 2016-12, May 2016, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

ASU 2016-19, December 2016, Technical Corrections and Improvements

ASU 2016-20, December 2016, Technical Corrections and Improvements to Topic 606 Revenue from Contracts With Customers

ASU 2017-05, February 2017, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

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

The Company is evaluating the adoption method to apply, which is dependent on final determination of the nature of any changes resulting from the new standard.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

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
January 2019
The Company is evaluating the impact this standard will have on its financial statements and related disclosures.
Capitalization of internal leasing salaries and legal costs will no longer be permitted upon the adoption of this standard, which will result in an increase in Total operating expenses in the Consolidated Statements of Operations in the period of adoption and prospectively.

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

This ASU applies to how the Company determines its allowance for doubtful accounts on tenant receivables.
		January 2020	The Company is evaluating the alternative methods of adoption and the impact it will have on its financial statements and related disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

2.	Real Estate Investments

Acquisitions

The following table details the shopping centers acquired or land acquired or leased for development:

(in thousands)		Three months ended March 31, 2017
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
3/6/17	The Field at Commonwealth	Chantilly, VA	Development	100%	$9,500	—	—	—
3/8/17	Pinecrest Place (1)	Miami, FL	Development	100%	—	—	—	—
					$9,500	—	—	—
(1) The Company leased 10.67 acres for a ground up development.
(in thousands)		Three months ended March 31, 2016
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
2/22/16	Garden City Park	Garden City Park, NY	Operating	100%	$17,300	—	10,171	2,940
3/4/16	The Market at Springwoods Village (1)	Houston, TX	Development	53%	$17,994	—	—	—
Total property acquisitions					$35,294	—	10,171	2,940
(1)  Regency acquired a 53% controlling interest in the Market at Springwoods Village partnership to develop a shopping center on land contributed by the partner. As a result of consolidation, the Company recorded the partner's non-controlling interest of $8.4 million in Limited partners' interests in consolidated partnerships in the accompanying Consolidated Balance Sheets.

Equity One Merger

General

On March 1, 2017, Regency completed its merger with Equity One, Inc., an NYSE shopping center company, whereby Equity One merged with and into Regency, with Regency continuing as the surviving public company. Under the terms of the Merger Agreement, each Equity One stockholder received 0.45 of a newly issued share of Regency common stock for each share of Equity One common stock owned immediately prior to the effective time of the Merger resulting in approximately 65.5 million shares being issued to effect the merger. The following table provides the components that make up the total purchase price for the Equity One merger:

(in thousands, except stock price)	Purchase Price
Shares of common stock issued for merger	65,495
Closing stock price on March 1, 2017	$68.40
Value of common stock issued for merger	$4,471,808
Debt repaid	716,278
Other cash payments	5,019
Total purchase price	$5,193,105

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

As part of the Merger, Regency acquired 121 properties, including 8 properties held through co-investment partnerships. The consolidated net assets and results of operations of Equity One are included in the consolidated financial statements from the closing date, March 1, 2017, going forward and resulted in the following impact to Revenues and Net income attributable to common stockholders for the three months ended March 31, 2017:

March 31, 2017
(in thousands)	Three months ended
Increase in total revenues	$34,936
Increase (decrease) in net income attributable to common stockholders (1)	(22,296)

(1) Includes $69.8 million of transaction costs during the three months ended March 31, 2017, which are recorded in Other operating expenses in the accompanying Consolidated Statements of Operations.

Provisional Purchase Price Allocation of Merger

The Merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values. The following table summarizes the provisional purchase price allocation based on the Company's initial valuation, including estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed:

(in thousands)	Preliminary Purchase Price Allocation
Land	$3,093,797
Building and improvements	2,802,319
Properties in development	70,179
Properties held for sale	19,600
Investments in unconsolidated real estate partnerships	103,566
Real estate assets	6,089,461
Cash, accounts receivable and other assets	112,211
Intangible assets	500,645
Total assets acquired	6,702,317

Notes payable	757,399
Accounts payable, accrued expenses, and other liabilities	120,370
Lease intangible liabilities	631,443
Total liabilities assumed	1,509,212

Total purchase price	$5,193,105

The acquired assets and assumed liabilities for an acquired operating property generally include, but are not limited to: land, buildings and improvements, identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, and value of acquired in-place leases. This methodology includes estimating an “as-if vacant” fair value of the physical property, which includes land, building, and improvements and also determines the estimated fair value of identifiable intangible assets and liabilities, considering the following categories: (i) value of in-place leases, and (ii) above and below-market value of in-place leases.

The provisional fair market value of the acquired operating properties is based on a valuation prepared by Regency with assistance of a third party valuation specialist. The third party uses stabilized NOI and market specific capitalization and discount rates as the primary inputs in determining the fair value of the real estate assets. Management reviews the inputs used by the third party specialist as well as the allocation of the purchase price to ensure reasonableness and that the procedures are performed in accordance with management's policy. Management and the third party valuation specialist have prepared their provisional fair value estimates for each of the operating

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

properties acquired, but are still in process of reviewing all of the underlying inputs and assumptions; therefore, the purchase price and its allocation are not yet complete as of the date of this filing. Once the purchase price and allocation are complete, an adjustment to the purchase price or allocation may occur. Additionally, any excess purchase price may result in the recognition of goodwill, the amount of which may be significant.

The allocation of the purchase price is based on management’s assessment, which may change in the future as more information becomes available. Subsequent adjustments made to the purchase price allocation upon completion of the Company's fair value assessment process will not exceed one year. The allocation of the purchase price described above requires a significant amount of judgment and represents management's best estimate of the fair value as of the acquisition date.

The following table details the provisional weighted average amortization and net accretion periods, in years, of the major classes of intangible assets and intangible liabilities arising from the Equity One merger:

(in years)	Weighted Average Amortization Period
Assets:
In-place leases	10.6
Above-market leases	9.5
Below-market ground leases	44.9
Liabilities:
Acquired lease intangible liabilities	22.3

Pro forma Information

The following unaudited pro forma financial data includes the incremental revenues, operating expenses, depreciation and amortization, and costs of the Equity One acquisition as if it had occurred on January 1, 2016:

		Pro forma (Unaudited)
		Three months ended March 31,
(in thousands, except per share data)		2017	2016
Total revenues		265,174	250,042
Income (loss) from operations	(1)	67,397	(51,437)
Net income (loss) attributable to common stockholders	(1)	54,809	(57,012)
Income (loss) per common share - basic		0.32	(0.35)
Income (loss) per common share - diluted		0.32	(0.35)

(1) The pro forma earnings for the three months ended March 31, 2017 were adjusted to exclude $69.8 million of merger costs, while 2016 pro forma earnings were adjusted to include all merger costs during the first quarter of 2016.

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

3.    Property Dispositions

Dispositions

The following table provides a summary of shopping centers and land parcels disposed of:

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

	Three months ended March 31,
(in thousands)	2017	2016
Net proceeds from sale of real estate investments	$1,749	$34,321	(1)
Gain on sale of real estate, net of tax	$415	$12,868
Provision for impairment of real estate sold	$—	$(866)
Number of operating properties sold	—	3
Number of land parcels sold	2	5
Percent interest sold	100%	100%
(1) Includes cash deposits received in the previous year.
4.    Notes Payable and Unsecured Credit Facilities
The Company’s outstanding debt consisted of the following:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	March 31, 2017		December 31, 2016
Notes payable:
Fixed rate mortgage loans	5.6%	5.7%	$607,173		384,786
Variable rate mortgage loans	2.1%	2.3%	116,324	(1)	86,969
Fixed rate unsecured public debt	4.1%	4.6%	2,025,705		892,170
Total notes payable			2,749,202		1,363,925
Unsecured credit facilities:
Line of Credit (the "Line") (2)	1.8%	1.9%	95,000		15,000
Term loans	2.4%	2.4%	563,024		263,495
Total unsecured credit facilities			658,024		278,495
Total debt outstanding			$3,407,226		1,642,420

(1) Includes five mortgages, whose interest rates vary on LIBOR based formulas. Three of these variable rate loans have interest rate swaps in place to fix the interest rates at a range of 2.8% to 3.7%.
(2) Weighted average effective and contractual rate for the Line is calculated based on a fully drawn Line balance.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

During January 2017, the Company issued $300.0 million of 4.4% senior unsecured public notes due February 1, 2047, which priced at 99.110%. The Company used the net proceeds to redeem all of the outstanding shares of its $250 million 6.625% Series 6 preferred stock on February 16, 2017 and to pay down the balance of the Company's Line.
In connection with the merger with Equity One on March 1, 2017, the Company completed the following debt transactions:

•
During January 2017, issued $350.0 million of senior unsecured public notes with an interest rate of 3.6% maturing in 2027, which priced at 99.741%. The Company used the net proceeds to repay a $250 million Equity One term loan that became due as a result of the merger and to pay merger related transaction costs.

•	During March 2017, increased the size of its Line commitment to $1.0 billion with an accordion feature permitting the Company to request an additional increase in the facility of up to $500 million.

•
Completed a $300 million unsecured term loan that matures on December 2, 2020 with the option to prepay at par anytime prior to maturity without penalty. The interest rate on the term loan is equal to LIBOR plus a ratings based margin; however, the Company entered into interest rate swaps to fix the interest rate on the the entire $300 million with a weighted average interest rate of 1.824% (see note 5). The proceeds of the term loan were used to repay a $300 million Equity One term loan that came due as a result of the merger.

•	Assumed $300 million of senior unsecured public notes with an interest rate of 3.75% maturing in 2022.

•	Assumed $200 million of the senior unsecured private placement notes issued in two $100 million tranches with interest rates of 3.81% and 3.91%, respectively, maturing in 2026.

•	Assumed $226.3 million of fixed rate mortgage loans with interest rates ranging from 3.76% to 7.94%, and assumed a $27.8 million variable rate mortgage loan whose interest rate varies with LIBOR.
The public and private unsecured notes assumed from Equity One have covenants that are similar to the Company's existing debt covenants described in Regency's latest Form 10-K.

As of March 31, 2017, scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	March 31, 2017
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2017	$8,824	75,511	—	84,335
2018	11,481	139,976	—	151,457
2019	11,251	124,402	95,000	230,653
2020	10,107	84,411	450,000	544,518
2021	9,193	39,001	250,000	298,194
Beyond 5 Years	41,308	154,998	1,915,000	2,111,306
Unamortized debt premium/(discount) and issuance costs	—	13,035	(26,272)	(13,237)
Total	$92,164	631,334	2,683,728	3,407,226
(1) Includes unsecured public debt and unsecured credit facilities.

The Company has $75.5 million of mortgage loans maturing through 2017, which it currently intends to refinance if held with a co-investment partner or pay off if wholly owned. The Company has sufficient capacity on its Line to repay maturing debt, all of which is in the form of non-recourse mortgage loans.

The Company was in compliance as of March 31, 2017 with the financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities.

5.    Derivative Financial Instruments

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities)(1)
Effective Date	Maturity Date	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	March 31, 2017	December 31, 2016
10/16/13	10/16/20	$28,100	1 Month LIBOR	2.196%	$(440)	(580)
4/3/17	12/2/20	300,000	1 Month LIBOR with Floor	1.824%	(593)	—
8/1/16	1/5/22	265,000	1 Month LIBOR with Floor	1.053%	10,469	9,889
4/7/16	4/1/23	20,000	1 Month LIBOR	1.303%	770	720
12/1/16	11/1/23	33,000	1 Month LIBOR	1.490%	1,101	1,013
Total derivative financial instruments					$11,307	11,042
(1) Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.
These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of March 31, 2017, does not have any derivatives that are not designated as hedges. The Company has master netting agreements; however, the Company does not have multiple derivatives subject to a single master netting agreement with the same counterparties. Therefore, none are offset in the accompanying Consolidated Balance Sheets.

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Missed Forecast)
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
(in thousands)	2017	2016		2017	2016		2017	2016
Interest rate swaps	$(68)	(16,785)	Interest expense	$(2,654)	(2,453)	Loss on derivative instruments	$—	—

As of March 31, 2017, the Company expects $10.5 million of net deferred losses on derivative instruments in Accumulated other comprehensive loss, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months. Included in the reclassification is $8.4 million which is related to previously settled swaps on the Company's ten year fixed rate unsecured loans.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

6.    Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	March 31, 2017		December 31, 2016
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$10,992	10,877	$10,481	10,380
Financial liabilities:
Notes payable	$2,749,202	2,832,355	$1,363,925	1,435,000
Unsecured credit facilities	$658,024	660,000	$278,495	279,700

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of March 31, 2017 and December 31, 2016. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

The Company develops its judgments based on the best information available at the measurement date, including expected cash flows, appropriate risk-adjusted discount rates, and available observable and unobservable inputs. Service providers involved in fair value measurements are evaluated for competency and qualifications on an ongoing basis. As considerable judgment is often necessary to estimate the fair value of these financial instruments, the fair values presented above are not necessarily indicative of amounts that will be realized upon disposition of the financial instruments.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

The following interest rate ranges were used by the Company to estimate the fair value of its financial instruments:

	March 31, 2017		December 31, 2016
	Low	High	Low	High
Notes receivable	7.3%	7.3%	7.2%	7.2%
Notes payable	3.0%	3.8%	2.9%	3.9%
Unsecured credit facilities	1.7%	1.7%	1.5%	1.6%

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2017
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$29,025	29,025	—	—
Available-for-sale securities	7,543	—	7,543	—
Interest rate derivatives	12,340	—	12,340	—
Total	$48,908	29,025	19,883	—

Liabilities:
Interest rate derivatives	$(1,033)	—	(1,033)	—

	Fair Value Measurements as of December 31, 2016
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$28,588	28,588	—	—
Available-for-sale securities	7,420	—	7,420	—
Interest rate derivatives	11,622	—	11,622	—
Total	$47,630	28,588	19,042	—

Liabilities:
Interest rate derivatives	$(580)	—	(580)	—

7.    Equity and Capital

Preferred Stock of the Parent Company

Redemption:

The Parent Company redeemed all of the issued and outstanding shares of its $250 million 6.625% Series 6 cumulative redeemable preferred stock on February 16, 2017. The redemption price of $25.21 per share includes accrued and unpaid dividends, resulting in an aggregate amount being paid of $252.0 million. The funds used to redeem the Series 6 preferred stock were provided by the $300 million 30 year senior unsecured debt offering completed in January 2017 as discussed in note 4.

Common Stock of the Parent Company

Issuances:

At the Market ("ATM") Program

The Company's ATM equity offering program, which expired on March 4, 2017, authorized the Parent Company to sell up to $200 million of common stock at prices determined by the market at the time of sale. As of March 31, 2017, the Company has not reinstituted an ATM equity offering program.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

There were no shares issued under the ATM equity program during the three months ended March 31, 2017. The following table presents the shares that were issued under the ATM equity program during the three months ended March 31, 2016:

Three months ended March 31,
(dollar amounts are in thousands, except price per share data)	2016
Shares issued (1)	182,787
Weighted average price per share	68.85
Gross proceeds	12,584
Commissions	157
(1) Reflects shares traded in December and settled in January.

Forward Equity Offering

In March 2016, the Parent Company entered into a forward sale agreement (the "Forward Equity Offering") to issue 3.10 million shares of its common stock at an offering price of $75.25 per share before any underwriting discount and offering expenses.

In June 2016, the Parent Company partially settled its forward equity offering by delivering 1.85 million shares of newly issued common stock thereby receiving $137.5 million of net proceeds which were used to repay the Line. The remaining 1.25 million shares must be settled under the forward sale agreement prior to June 23, 2017.

Equity One merger

On March 1, 2017, Regency completed its merger with Equity One, Inc., whereby Equity One merged with and into Regency, with Regency continuing as the surviving public company. Under the terms of the Merger Agreement, each Equity One stockholder received 0.45 of a newly issued share of Regency common stock for each share of Equity One common stock that they owned immediately prior to the effective time of the Merger resulting in approximately 65.5 million shares being issued to effect the merger.

Common Units of the Operating Partnership

Issuances:
Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

Accumulated Other Comprehensive Loss

The following tables present changes in the balances of each component of AOCI:

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2015	$(58,650)	(43)	(58,693)	(785)	—	(785)	(59,478)
Other comprehensive income before reclassifications	(16,581)	(36)	(16,617)	(204)	—	(204)	(16,821)
Amounts reclassified from accumulated other comprehensive income	2,417	—	2,417	36	—	36	2,453
Current period other comprehensive income, net	(14,164)	(36)	(14,200)	(168)	—	(168)	(14,368)
Balance as of March 31, 2016	$(72,814)	(79)	(72,893)	(953)	—	(953)	(73,846)

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2016	$(18,327)	(19)	(18,346)	(301)	—	(301)	(18,647)
Other comprehensive income before reclassifications	(88)	32	(56)	21	—	21	(35)
Amounts reclassified from accumulated other comprehensive income	2,610	—	2,610	44	—	44	2,654
Current period other comprehensive income, net	2,522	32	2,554	65	—	65	2,619
Balance as of March 31, 2017	$(15,805)	13	(15,792)	(236)	—	(236)	(16,028)

The following represents amounts reclassified out of AOCI into income:

AOCI Component	Amount Reclassified from AOCI into income		Affected Line Item(s) Where Net Income is Presented
	Three months ended March 31,
(in thousands)	2017	2016
Interest rate swaps	$2,654	2,453	Interest expense and Loss on derivative instruments

8.    Stock-Based Compensation

During three months ended March 31, 2017, the Company granted 211,065 shares of restricted stock with a weighted-average grant-date fair value of $71.92 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

9.    Non-Qualified Deferred Compensation Plan ("NQDCP")

The Company maintains a NQDCP which allows select employees and directors to defer part or all of their cash bonus, director fees, and vested restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited in a Rabbi trust.

The following table reflects the balances of the assets held in the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

(in thousands)	March 31, 2017	December 31, 2016
Assets:
Trading securities held in trust	$29,025	28,588
Liabilities:
Accounts payable and other liabilities	$28,672	28,214

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

10.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2017	2016
Numerator:
(Loss) income from operations attributable to common stockholders - basic	$(33,223)	47,877
(Loss) income from operations attributable to common stockholders - diluted	$(33,223)	47,877
Denominator:
Weighted average common shares outstanding for basic EPS	126,649	97,518
Weighted average common shares outstanding for diluted EPS (1)	126,649	97,891

(Loss) income per common share – basic	$(0.26)	0.49
(Loss) income per common share – diluted	$(0.26)	0.49
(1) 2016 includes the dilutive impact of unvested restricted stock and shares issuable under the forward equity offering using the treasury stock method.
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the three months ended March 31, 2017 and 2016 were 154,170.

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended March 31,
(in thousands, except per share data)	2017	2016
Numerator:
(Loss) income from operations attributable to common unit holders - basic	$(33,242)	47,962
(Loss) income from operations attributable to common unit holders - diluted	$(33,242)	47,962
Denominator:
Weighted average common units outstanding for basic EPU	126,803	97,672
Weighted average common units outstanding for diluted EPU (1)	126,803	98,045

(Loss) income per common unit – basic	$(0.26)	0.49
(Loss) income per common unit – diluted	$(0.26)	0.49
(1) 2016 includes the dilutive impact of unvested restricted stock and the forward equity offering using the treasury stock method.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

11.    Commitments and Contingencies

Litigation

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

The class action alleged, among other matters, that the definitive joint proxy statement/prospectus filed by Regency and Equity One with the Securities and Exchange Commission (the “SEC”) on January 24, 2017 (the “Joint Proxy Statement/Prospectus”) omitted certain material information in connection with the Merger. The complainant sought various remedies, including injunctive relief to prevent the consummation of the Merger unless certain allegedly material information was disclosed and sought compensatory and rescissory damages in the event the Merger was consummated without such disclosures.

On February 17, 2017, the defendants entered into a stipulation of settlement with respect to the class action, pursuant to which the parties agreed, among other things, that Regency would make certain supplemental disclosures. The supplemental disclosures were made by Regency in the Current Report on Form 8-K filed by Regency with the SEC on February 17, 2017. The supplemental disclosures should be read in conjunction with the Joint Proxy Statement/Prospectus, which should be read in its entirety.

Environmental

The Company is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations. The Company can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental contaminants or liabilities, that any previous owner, occupant or tenant did not create any material environmental condition not known to it, that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties, or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of March 31, 2017 and December 31, 2016, the Company had $7.3 million and $5.8 million, respectively, in letters of credit outstanding.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

12.    Guarantor Disclosure

The Parent Company and the Operating Partnership are co-issuers of the $300 million senior unsecured public notes due November, 2022 that was assumed from Equity One as a result of the merger. Certain wholly-owned subsidiaries of the Company provide full guarantees of these notes (the Guarantor Subsidiaries), which are joint and several, and unconditional. The following statements set forth the condensed consolidating financial information with respect to the guarantor subsidiaries:

	Condensed Consolidating Balance Sheet
	As of March 31, 2017
(in thousands)	Regency Centers Corporation	Regency Centers, L.P.	Guarantor Subsidiaries (1)	Non-Guarantor Subsidiaries (1)	Eliminating Entries	Consolidated
Assets
Net real estate investments	—	381,691	2,848,920	6,973,201	(7,082)	10,196,730
Investment in subsidiaries	6,764,503	8,899,971	—	—	(15,664,474)	—
Other assets, net	501,581	278,521	281,315	561,104	(683,279)	939,242
Total Assets	7,266,084	9,560,183	3,130,235	7,534,305	(16,354,835)	11,135,972
Liabilities
Total notes payable and unsecured credit facilities	500,000	2,683,728	93,153	799,463	(669,118)	3,407,226
Other liabilities	1,581	111,952	284,717	587,236	(21,243)	964,243
Total Liabilities	501,581	2,795,680	377,870	1,386,699	(690,361)	4,371,469
Equity
Shareholders' Equity	6,731,349	6,729,286	2,752,365	6,147,606	(15,629,257)	6,731,349
Non-controlling interest	33,154	35,217	—	—	(35,217)	33,154
Total Equity	6,764,503	6,764,503	2,752,365	6,147,606	(15,664,474)	6,764,503
Total Liabilities and Equity	7,266,084	9,560,183	3,130,235	7,534,305	(16,354,835)	11,135,972

	Condensed Consolidating Statement of Income
	For the three months ended March 31, 2017
(in thousands)	Regency Centers Corporation	Regency Centers, L.P.	Guarantor Subsidiaries (1)	Non-Guarantor Subsidiaries (1)	Eliminating Entries	Consolidated
Total revenue	—	6,646	17,958	171,527	—	196,131
Equity in subsidiaries	(20,715)	67,935	—	—	(47,220)	—
Total costs and expenses	—	87,293	13,605	99,678	(125)	200,451
Income before other income and expense and income taxes	(20,715)	(12,712)	4,353	71,849	(47,095)	(4,320)
Other income (expense)	(11,856)	(19,859)	(329)	(7,938)	11,731	(28,251)
Noncontrolling interest	(652)	(671)	—	—	671	(652)
Net income attributable to shareholders	(33,223)	(33,242)	4,024	63,911	(34,693)	(33,223)
(1) The fair value of the assets acquired and liabilities assumed from the Equity One merger, and resulting depreciation and amortization, are based on provisional purchase price allocations and are subject to change, as further discussed in note 2.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

	Condensed Consolidating Statement of Cash Flows
	For the three months ended March 31, 2017
(in thousands)	Regency Centers Corporation	Regency Centers, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	56,531	(41,028)	11,837	99,153	(93,770)	32,723
Cash flows from investing activities:
Merger with Equity One	—	(648,957)	—	—	—	(648,957)
Real estate development and capital improvements	—	(5,117)	—	(61,387)	—	(66,504)
Proceeds from sale of real estate investments	—	1,749	—	—	—	1,749
Issuance of notes receivable	—	(510)	—	—	—	(510)
Investments in real estate partnerships	—	(1,688)	—	—	—	(1,688)
Distributions received from investments in real estate partnerships	—	25,428	—	—	—	25,428
Dividends on investment securities	—	55	—	—	—	55
Acquisition of securities	—	(3,334)	—	—	—	(3,334)
Distributions received from subsidiaries	268,274	—	—	—	(268,274)	—
Proceeds from sale of securities	—	3,815	—	—	—	3,815
Net cash used in investing activities	268,274	(628,559)	—	(61,387)	(268,274)	(689,946)
Cash flows from financing activities:
Proceeds from sale of treasury stock	—	76	—	—	—	76
Repurchase of common shares in conjunction with equity award plans	(18,275)	(18,275)	—	—	18,275	(18,275)
Redemption of preferred stock and partnership units	(250,000)	(250,000)	—	—	250,000	(250,000)
Distributions to limited partners in consolidated partnerships, net	—	(786)	—	—	—	(786)
Distributions to exchangeable operating partnership unit holders	—	(79)	—	—	—	(79)
Dividends paid to common stockholders	(53,289)	(53,289)	(11,640)	(25,599)	90,528	(53,289)
Dividends paid to preferred stockholders	(3,241)	(3,241)	—	—	3,241	(3,241)
Proceeds from issuance of fixed rate unsecured notes, net	—	646,424	—	—	—	646,424
Proceeds from unsecured credit facilities	—	740,000	—	—	—	740,000
Repayment of unsecured credit facilities	—	(360,000)	—		—	(360,000)
Proceeds from notes payable	—	—	—	1,577	—	1,577
Repayment of notes payable	—	—	(197)	(11,225)	—	(11,422)
Scheduled principal payments	—	—	—	(1,367)	—	(1,367)
Payment of loan costs	—	(7,644)	—	(1,152)	—	(8,796)
Net cash provided by (used in) financing activities	(324,805)	693,186	(11,837)	(37,766)	362,044	680,822
Net increase (decrease) in cash and cash equivalents	—	23,599	—	—	—	23,599
Cash and cash equivalents at beginning of the period	—	13,256	—	—	—	13,256
Cash and cash equivalents at end of the period	—	36,855	—	—	—	36,855

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development and redevelopment program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the real estate industry and markets in which the Company operates, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, our ability to successfully integrate the business of Equity One successfully and realize the anticipated synergies and related benefits of our merger with Equity One, changes in national and local economic conditions, financial difficulties of tenants, competitive market conditions, including timing and pricing of acquisitions and sales of properties and building pads ("out-parcels"), changes in leasing activity and market rents, timing of development starts, meeting development schedules, natural disasters in geographic areas in which we operate, cost of environmental remediation, our inability to exercise voting control over the co-investment partnerships through which we own many of our properties, and technology disruptions. For additional information, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of uncertain events.

Defined Terms

We use certain non-GAAP performance measures, in addition to certain performance metrics determined under GAAP , as we believe these measures improve the understanding of the Company's operational results. We manage our entire real estate portfolio without regard to ownership structure, although certain decisions impacting properties owned through partnerships require partner approval. Therefore, we believe presenting our pro-rata share of certain operating metrics regardless of ownership structure, along with other non-GAAP measures, makes comparisons of other REITs' operating results to the Company's more meaningful. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

The following terms, as defined, are commonly used by management and the investing public to understand and evaluate our operational results:

•
Same Property information is provided for retail operating properties that were owned and operated for the entirety of both calendar year periods being compared and excludes Non-Same Properties and Properties in Development.

•
A Non-Same Property is a property acquired, sold, or a development completion during either calendar year period being compared. Non-retail properties and corporate activities, including activities of our captive insurance company, are part of Non-Same Property.

•	Property In Development includes land or properties in various stages of development and redevelopment including active pre-development activities.

•
Development Completion is a project in development that is deemed complete upon the earliest of: (i) 90% of total estimated net development costs have been incurred and percent leased equals or exceeds 95%, or (ii) the project features at least two years of anchor operations, or (iii) three years have passed since the start of construction. Once deemed complete, the property is termed a retail operating property.

•	Pro-Rata information includes 100% of our consolidated properties plus our economic share (based on our ownership interest) in our unconsolidated real estate investment partnerships.

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

•
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, real estate gains and losses, development and acquisition pursuit costs, straight line rental income, and above and below market rent amortization.

•
Fixed Charge Coverage Ratio is defined as Adjusted EBITDA divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

•
Net Operating Income ("NOI") is the sum of minimum rent, percentage rent and recoveries from tenants and other income, less operating and maintenance, real estate taxes, and provision for doubtful accounts. NOI excludes straight-line rental income and expense, above and below market rent amortization and other fees. The Company also provides disclosure of NOI excluding termination fees, which excludes both termination fee income and expenses.

•
NAREIT Funds from Operations ("NAREIT FFO") is a commonly used measure of REIT performance, which the National Association of Real Estate Investment Trusts ("NAREIT") defines as net income, computed in accordance with GAAP, excluding gains and losses from sales of depreciable property, net of tax, excluding operating real estate impairments, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute NAREIT FFO for all periods presented in accordance with NAREIT's definition. Many companies use different depreciable lives and methods, and real estate values historically fluctuate with market conditions. Since NAREIT FFO excludes depreciation and amortization and gains and losses from depreciable property dispositions, and impairments, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities, and financing costs. This provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. Thus, NAREIT FFO is a supplemental non-GAAP financial measure of our operating performance, which does not represent cash generated from operating activities in accordance with GAAP; and, therefore, should not be considered a substitute measure of cash flows from operations. The Company provides a reconciliation of Net Income (Loss) Attributable to Common Stockholders to NAREIT FFO.

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

Overview of Our Strategy

Regency Centers (the "Parent Company") began its operations as a publicly-traded REIT in 1993, and, as of March 31, 2017, had full or partial ownership interests in 429 retail properties primarily anchored by market leading grocery stores. Our properties are principally located in affluent and infill trade areas in the most attractive metro areas of the United States and the District of Columbia, and contain 54.0 million square feet ("SF") of gross leasable area ("GLA"). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P., our wholly-owned subsidiaries, and through our co-investment partnerships. As of March 31, 2017, the Parent Company owns approximately 99.9% of the outstanding common partnership units of the Operating Partnership and has $500 million of unsecured public and private placement debt, which it assumed through the merger with Equity One.
Our mission is to be the preeminent national shopping center owner, operator and developer. Our strategy is to:

•
Own and manage an unequaled portfolio of high-quality neighborhood and community shopping centers anchored by market leading grocers and located in affluent suburban and near urban trade areas in the country’s most desirable metro areas. This combination produces highly desirable and attractive centers to best-in-class retailers. These centers command higher rental and occupancy rates resulting in excellent prospects to grow net operating income (NOI);

•	Maintain an industry leading and disciplined development platform to deliver exceptional retail centers at higher margins as compared to acquisitions;

•	Support our business activities with a strong balance sheet; and

•	Engage a talented, dedicated team of employees, who are guided by Regency’s special culture and aligned with shareholder interests.

Key goals to achieve our strategy are to:

•	Sustain superior same property NOI growth compared to our shopping center peers;

•	Develop and redevelop high quality shopping centers at attractive returns on investment;

•	Maintain a conservative balance sheet providing financial flexibility to cost effectively fund investment opportunities and debt maturities on a favorable basis, and to weather economic downturns;

•	Attract and motivate an exceptional team of employees who operate efficiently and are recognized as industry leaders;

•	Generate reliable growth in earnings per share, funds from operations per share, and most importantly total shareholder returns that consistently rank among the leading shopping center REITS.

Executing on our Strategy

During the three months ended March 31, 2017:
We completed the merger with Equity One on March 1, 2017 and acquired 121 properties for $5.2 billion, further enhancing the quality of our operating portfolio of retail shopping centers.
We sustained superior same property NOI growth compared to the average of our shopping center peers:

•	We achieved pro-rata same property NOI growth, excluding termination fees, of 3.7% as compared to the same period in the prior year on the newly combined portfolio.

•	We executed 328 leasing transactions in our shopping centers representing 1.1 million SF of new and renewal leasing, and grew rental rates by 8.2% on comparable size spaces.

•	At March 31, 2017, our total property portfolio was 95.3% leased, while our same property portfolio was 96.0% leased.

We developed and redeveloped high quality shopping centers at attractive returns on investment:

•	We started two new developments representing a total investment of $61.0 million upon completion, with projected weighted average returns on investment of 7.4%.

•	Including these new projects, a total of 30 properties were in the process of development or redevelopment, representing a combined investment upon completion of $515 million.

We maintained a conservative balance sheet providing financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
In January 2017, we issued $300.0 million of 4.4% senior unsecured notes due February 1, 2047, the proceeds of which were used to redeem all of the $250.0 million 6.625% Series 6 preferred stock and reduce the balance of the Line.

•	On March 1, 2017 in conjunction with the merger with Equity One, we increased the commitment amount of our line of credit (the "Line") to $1.0 billion, of which $95.0 million was outstanding.

•	At March 31, 2017, our annualized net debt-to-adjusted EBITDA ratio on a pro-rata basis was 4.9x versus 4.5x at December 31, 2016.

Equity One Merger

On March 1, 2017, Regency completed its merger with Equity One, Inc., whereby Equity One merged with and into Regency, with Regency continuing as the surviving public company. Under the terms of the Merger Agreement, each Equity One stockholder received 0.45 of a newly issued share of Regency common stock for each share of Equity One common stock owned immediately prior to the effective time of the Merger resulting in approximately 65.5 million shares being issued to effect the merger. The following table provides the components that make up the total purchase price for the Equity One merger:

(in thousands, except stock price)	Purchase Price
Shares of common stock issued for merger	65,495
Closing stock price on March 1, 2017	$68.40
Value of common stock issued for merger	$4,471,808
Debt repaid	716,278
Other cash payments	5,019
Total purchase price	$5,193,105

As part of the Merger, Regency acquired 121 properties representing 16.0 million SF of GLA, including 8 properties held through co-investment partnerships. The consolidated net assets and results of operations of Equity One are included in the consolidated financial statements from the closing date, March 1, 2017 through March 31, 2017.

Shopping Center Portfolio

The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio:

(GLA in thousands)	March 31, 2017	December 31, 2016
Number of Properties	313	198
Properties in Development	7	6
GLA	40,350	23,931
% Leased – Operating and Development	95.2%	94.8%
% Leased – Operating	95.6%	96.0%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$20.33	$19.70

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio:

(GLA in thousands)	March 31, 2017	December 31, 2016
Number of Properties	116	109
GLA	13,688	13,899
% Leased –Operating	96.0%	96.3%
Weighted average annual effective rent PSF, net of tenant concessions	$19.95	$19.25

For the purpose of the following disclosures of occupancy and leasing activity, "anchor space" is considered space greater than or equal to 10,000 SF and "shop space" is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	March 31, 2017	December 31, 2016
% Leased – Operating (1) (2)	95.8%	96.0%
Anchor space	98.1%	97.8%
Shop space	91.7%	93.1%
(1) Excludes properties in development.

(2) For the period ending March 31, 2017, percent leased includes properties acquired from Equity One on March 1, 2017.

The decline in shop space percent leased is due to the merger with Equity One, which at the time of the merger had lower shop space occupancy than Regency.

The following table summarizes leasing activity, including our pro-rata share of activity within the portfolio of our co-investment partnerships:

	Three months ended March 31, 2017
	Leasing Transactions (1,3)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
Anchor Leases
New	9	301	$19.21	$3.58	$3.04
Renewal	15	340	$15.59	$—	$1.17
Total Anchor Leases (1)	24	641	$17.29	$1.68	$2.05
Shop Space
New	99	143	$32.46	$8.51	$13.46
Renewal	205	334	$31.04	$0.59	$3.89
Total Shop Space Leases (1)	304	477	$31.47	$2.97	$6.77
Total Leases	328	1,118	$23.34	$2.23	$4.06

	Three months ended March 31, 2016
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
Anchor Leases
New	4	174	$12.53	$11.91	$3.01
Renewal	15	302	$14.83	$1.02	$2.13
Total Anchor Leases (1)	19	476	$13.99	$5.00	$2.45
Shop Space
New	89	140	$29.96	$12.54	$12.53
Renewal	201	295	$29.92	$0.86	$4.49
Total Shop Space Leases (1)	290	435	$29.93	$4.62	$7.08
Total Leases	309	911	$21.60	$4.82	$4.66
(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) Totals for base rent, tenant improvements, and leasing commissions reflect the weighted average PSF.
(3) For the period ending March 31, 2017, amounts include leasing activity of properties acquired from Equity One beginning March 1, 2017.

Total average base rent on signed shop space leases during 2017 was $31.47 and exceeds the average annual base rent of all shop space leases due to expire during the remainder of 2017 of $28.39 PSF, by 10.9%.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our most significant tenants, based on their percentage of annualized base rent:

	March 31, 2017
Grocery Anchor	Number of Stores (1)	Percentage of Company- owned GLA (2)	Percentage of Annualized Base Rent (2)
Publix	68	6.2%	3.2%
Kroger	60	6.5%	3.1%
Albertsons/Safeway	46	3.8%	2.7%
Whole Foods	25	2.0%	2.1%
TJX Companies	50	2.5%	2.0%

(1) Includes stores owned by grocery anchors that are attached to our centers.
(2) Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

Our management team devotes significant time to researching and monitoring retail trends, consumer preferences, customer shopping behaviors, changes in retail delivery methods, and changing demographics in order to anticipate the challenges and opportunities impacting the retail industry. Certain segments of the retail industry face reductions in sales and increased bankruptcies amid stronger competition from e-commerce. A greater shift to e-commerce, large-scale retail business failures, unemployment, and tight credit markets could negatively impact consumer spending and have an adverse effect on our results of operations. We pro-actively seek to mitigate these potential impacts through tenant diversification, re-tenanting weaker tenants with stronger operators, anchoring our centers with market leading grocery stores that drive foot traffic, and maintaining a presence in affluent suburbs and dense infill trade areas. As a result of our research and findings, we may reduce new leasing, suspend leasing, or curtail allowances for construction of leasehold improvements within a certain retail category or to a specific retailer in order to reduce our risk from bankruptcies and store closings.

We closely monitor the operating performance and rent collections of tenants in our shopping centers as well as those retailers experiencing significant changes to their business models as a result of reduced customer traffic in their stores and increased competition from e-commerce sales.  Retailers who are unable to withstand these and other business pressures may approach us to modify their lease agreement or file for bankruptcy. Although base rent is supported by long-term lease contracts, tenants who file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. Currently, no tenant represents more than 5% of our annual base rent on a pro-rata basis.

During 2016, Sears Holdings announced that it planned to accelerate the closing of a number of stores. Sears continues to report significant declines in operating revenues and performance, and its ability to continue operating stores in our shopping centers is uncertain. We have five Sears or Kmart leases in our portfolio, which currently represent $3.1 million, or 0.6%, of total annualized base rent on a pro-rata basis. None of the announced store closures are within our shopping centers at this time. However, we are currently working to opportunistically re-tenant the spaces as the lease terms permit.

Of the current bankruptcies impacting our portfolio, none of the individual retailers exceed 0.1% of our annual base rent on a pro-rata basis.

Results from Operations

Results from operations for the three months ended March 31, 2017 reflect the results of our merger with Equity One on March 1, 2017. Accordingly, our results of operations will reflect the combined operations for the entire period for future quarters, unlike the quarter ended March 31, 2017, which only reflects the combined operations for one of the quarter's three months.

Comparison of the three months ended March 31, 2017 to 2016:

Our revenues increased as summarized in the following table:

	Three months ended March 31,
(in thousands)	2017	2016	Change
Minimum rent	$141,240	107,674	33,566
Percentage rent	2,906	1,703	1,203
Recoveries from tenants	42,087	30,825	11,262
Other income	3,192	2,662	530
Management, transaction, and other fees	6,706	6,764	(58)
Total revenues	$196,131	149,628	46,503

Minimum rent increased as follows:

•	$1.9 million increase from rent commencing at development properties;

•	$3.8 million increase from new acquisitions of operating properties;

•	$3.1 million increase in minimum rent from same properties related to redevelopment completions and rental rate growth on new and renewal leases; and

•	$26.4 million increase from properties acquired through the Equity One merger;

•	reduced by $1.6 million from the sale of operating properties.

Percentage rent increased $1.2 million primarily as a result of properties acquired through the Equity One merger.

Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$456,000 increase from rent commencing at development properties;

•	$1.1 million increase from new acquisitions of operating properties;

•	$2.7 million increase from same properties associated with higher recoverable costs and improvements in recovery rates; and

•	$7.6 million increase from properties acquired through the Equity One merger;

•	reduced by $592,000 from the sale of operating properties.

Other income, which consists of incidental income earned at our centers, increased $530,000 primarily as a result of parking income related to the acquisition of Market Common Clarendon in May 2016.

Changes in our operating expenses are summarized in the following table:

	Three months ended March 31,
(in thousands)	2017	2016	Change
Depreciation and amortization	$60,053	38,716	21,337
Operating and maintenance	29,763	22,685	7,078
General and administrative	17,673	16,299	1,374
Real estate taxes	21,450	15,870	5,580
Other operating expenses	71,512	2,306	69,206
Total operating expenses	$200,451	95,876	104,575

Depreciation and amortization costs increased as follows:

•	$732,000 increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$2.3 million increase from new acquisitions of operating properties;

•	$1.4 million increase from same properties attributable to recent capital improvements and redevelopments; and

•	$17.8 million increase from properties acquired through the Equity One merger;

•	reduced by $890,000 from the sale of operating properties and other corporate asset disposals.

Operating and maintenance costs increased as follows:

•	$324,000 increase from operations commencing at development properties;

•	$1.4 million increase from new acquisitions of operating properties;

•	$976,000 increase from same properties primarily attributable to recoverable costs; and

•	$4.7 million increase from properties acquired through the Equity One merger;

•	reduced by $392,000 from the sale of operating properties.

General and administrative expenses increased as follows:

•	$1.2 million increase from the change in the value of participant obligations within the deferred compensation plan; and

•	$1.8 million increase from higher general overhead and compensations costs attributable to annual salary increases and additional staffing required for the Equity One merger;

•	reduced by $1.6 million of higher development overhead capitalization due to increased development and redevelopment activity.

Real estate taxes increased as follows:

•	$767,000 increase from new acquisitions of operating properties;

•	$1.1 million increase from same properties from increased tax assessments; and

•	$3.9 million increase from properties acquired through the Equity One merger;

•	reduced by $214,000 from sold properties.

Other operating expenses increased as follows:

•	$69.2 million increase attributable to Equity One merger costs.

The following table presents the components of other expense (income):

	Three months ended March 31,
(in thousands)	2017	2016	Change
Interest expense, net
Interest on notes payable	$24,613	22,252	2,361
Interest on unsecured credit facilities	2,430	916	1,514
Capitalized interest	(1,257)	(973)	(284)
Hedge expense	2,102	2,230	(128)
Interest income	(689)	(283)	(406)
Interest expense, net	27,199	24,142	3,057
Provision for impairment	—	1,666	(1,666)
Net investment (income) loss	(1,097)	155	(1,252)
Total other expense (income)	$26,102	25,963	139

The $3.1 million increase in total interest expense is due to:

•
$2.4 million increase in interest on notes payable due to (1) $2.6 million of additional interest on notes payable assumed with the Equity One merger, (2) $300 million of new 30 year unsecured debt issued to redeem our $250 million Series 6 preferred stock, and (3) $350 million of new 10 year unsecured debt issued to repay Equity One's $250 million term loan that became due upon the effective date of the merger; and

•
$1.5 million increase in interest expense related to higher average balances on our unsecured credit facilities, including a new $300 million term loan closed on March 1, 2017 to repay Equity One's $300 million term loan that became due upon the effective date of the merger;

•	partially offset by lower interest expense from deleveraging activities that occurred during 2016.

We did not recognize any impairments during the three months ended March 31, 2017. During the three months ended March 31, 2016, we recognized a $1.7 million impairment loss on one operating property and one land parcel that have since been sold.

Net investment income increased $1.3 million driven by realized and unrealized gains on investments held within our non-qualified deferred compensation plan.

Our equity in income of investments in real estate partnerships decreased as follows:

		Three months ended March 31,
(in thousands)	Regency's Ownership	2017	2016	Change
GRI - Regency, LLC (GRIR)	40.00%	$7,069	10,772	(3,703)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	317	362	(45)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	375	477	(102)
Cameron Village, LLC (Cameron)	30.00%	258	164	94
RegCal, LLC (RegCal)	25.00%	350	229	121
New York Common Retirement Fund (NYC)	30.00%	65	—	65
US Regency Retail I, LLC (USAA)	20.01%	367	270	97
Other investments in real estate partnerships	20.00% - 50.00%	541	646	(105)
Total equity in income of investments in real estate partnerships		$9,342	12,920	(3,578)

The $3.6 million decrease in our equity in income of investments in real estate partnerships is largely attributed to a $3.7 million decrease in the GRIR partnership due to gains of $5.8 million from the sale of two operating properties in 2016, partially offset by a decrease in depreciation expense.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended March 31,
(in thousands)	2017	2016	Change
(Loss) income from operations	$(21,130)	40,709	(61,839)
Gain on sale of real estate, net of tax	415	12,868	(12,453)
Loss attributable to noncontrolling interests	(652)	(434)	(218)
Preferred stock dividends and issuance costs	(11,856)	(5,266)	(6,590)
Net (loss) income attributable to common stockholders	$(33,223)	47,877	(81,100)
Net income attributable to exchangeable operating partnership units	(19)	85	(104)
Net (loss) income attributable to common unit holders	$(33,242)	47,962	(81,204)

The loss from operations in 2017, as compared to income from operations for the same period in 2016, was primarily due to $69.8 million of transactions costs expensed related to the merger with Equity One.
During the three months ended March 31, 2017, we sold two land parcels for gains totaling $0.4 million, as compared to gains of $12.9 million from the sale of three operating properties and five land parcels during the three months ended March 31, 2016, and
During February 2017, we expensed $8.6 million of original issuance costs upon redemption of our $250 million Series 6 preferred stock.

Supplemental Earnings Information

We use certain non-GAAP performance measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of the Company's operating results. We manage our entire real estate portfolio without regard to ownership structure, although certain decisions impacting properties owned through partnerships require partner approval. Therefore, we believe presenting our pro-rata share of operating results regardless of ownership structure, along with other non-GAAP measures, may assist in comparing the Company's operating results to other REITs'. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

Pro-Rata Same Property NOI:
For purposes of evaluating same property NOI on a comparative basis, and in light of the merger with Equity One on March 1, 2017, we are presenting our same property NOI on a pro forma basis as if the merger had occurred January 1, 2016. This perspective allows us to evaluate same property NOI growth over a comparable period. The pro forma same property NOI is not necessarily indicative of what the actual same property NOI and growth would have been if the merger had occurred on January 1, 2016, nor does it purport to represent the same property NOI and growth for future periods.
Our pro-rata same property NOI, excluding termination fees, grew from the following major components:

	Three months ended March 31,
(in thousands)	2017	2016	Change
Base rent	$194,701	188,381	6,320
Percentage rent	4,629	4,801	(172)
Recovery revenue	61,173	57,492	3,681
Other income	3,347	3,699	(352)
Operating expenses	74,402	71,031	3,371
Pro-rata same property NOI (1)	$189,448	183,342	6,106
Less: Termination fees	235	798	(563)
Pro-rata same property NOI excluding termination fees	$189,213	182,544	6,669
Same property NOI growth			3.7%
(1) See the end of the Supplemental Earnings Information section for a reconciliation to the nearest GAAP measure.

Base rent increased $6.3 million during the three months ended March 31, 2017 driven by increases in rental rate growth on new and renewal leases and contractual rent steps from anchor leases, minimally offset by a slight decrease in occupancy.

Recovery revenue increased $3.7 million during the three months ended March 31, 2017, as a result of increases in recoverable costs and improvements in recovery rates, as noted below.

Other income increased $0.4 million during the three months ended March 31, 2017, as a result of ancillary parking income earned at Market Common Clarendon, a center acquired in May, 2016.

Operating expenses increased $3.4 million during the three months ended March 31, 2017, due to higher recoverable costs.

Same Property Rollforward:
Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	Three months ended March 31,
	2017		2016
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	289	26,392	300	26,508
Acquired properties owned for entirety of comparable periods	1	180	6	443
Developments that reached completion by beginning of earliest comparable period presented	2	331	2	342
Disposed properties	—	—	(6)	(260)
SF adjustments (1)	—	36	—	24
Properties acquired through Equity One merger	110	14,181	—	—
Ending same property count	402	41,120	302	27,057
(1) SF adjustments arise from remeasurements or redevelopments.

NAREIT FFO and Core FFO:
Our reconciliation of net income attributable to common stock and unit holders to NAREIT FFO and Core FFO is as follows:

	Three months ended March 31,
(in thousands, except share information)	2017	2016
Reconciliation of Net income to NAREIT FFO
Net (loss) income attributable to common stockholders	$(33,223)	47,877
Adjustments to reconcile to NAREIT FFO:(1)
Depreciation and amortization (excluding FF&E)	67,444	47,416
Provision for impairment to operating properties	—	659
Gain on sale of operating properties, net of tax	(11)	(11,641)
Exchangeable operating partnership units	(19)	85
NAREIT FFO attributable to common stock and unit holders	$34,191	84,396
Reconciliation of NAREIT FFO to Core FFO
NAREIT FFO attributable to common stock and unit holders	$34,191	84,396
Adjustments to reconcile to Core FFO:(1)
Development pursuit costs	393	225
Acquisition pursuit and closing costs	27	757
Merger related costs	69,732
Gain on sale of land	(404)	(7,110)
Provision for impairment to land	—	512
Loss on derivative instruments and hedge ineffectiveness	(8)	3
Preferred redemption charge	8,614	—
Debt offering interest for merger	1,729	—
Core FFO attributable to common stock and unit holders	$114,274	78,783
(1) Includes Regency's pro-rata share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interests.

Reconciliation of Same Property NOI to Nearest GAAP Measure:

Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows:

	Three months ended March 31,
	2017			2016
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Income from operations	$72,282	(93,412)	(21,130)	$69,099	(28,390)	40,709
Less:
Management, transaction, and other fees	—	6,706	6,706	—	6,764	6,764
Other(2)	5,611	2,585	8,196	2,204	1,709	3,913
Plus:
Depreciation and amortization	55,476	4,577	60,053	36,291	2,425	38,716
General and administrative	—	17,673	17,673	—	16,299	16,299
Other operating expense, excluding provision for doubtful accounts	331	70,614	70,945	595	1,306	1,901
Other expense (income)	10,079	16,023	26,102	7,345	18,618	25,963
Equity in income (loss) of investments in real estate excluded from NOI (3)	13,886	448	14,334	9,038	753	9,791
NOI from Equity One prior to merger	43,005	3,369	46,374	63,178	3,489	66,667
Pro-rata NOI	$189,448	10,001	199,449	$183,342	6,027	189,369
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

Liquidity and Capital Resources

General

We use cash flows generated from operating, investing, and financing activities to strengthen our balance sheet, finance our development and redevelopment projects, fund our investment activities, and maintain financial flexibility. We continuously monitor the capital markets and evaluate our ability to issue new debt or equity to repay maturing debt or fund our capital commitments.

Except for the $500 million of unsecured public and private placement debt assumed with the Equity One merger on March 1, 2017, our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. All remaining debt is held by our Operating Partnership or by our co-investment partnerships. The Operating Partnership is a co-issuer and guarantees the outstanding debt of our Parent Company. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. Based upon our available sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs.

In addition to its $36.9 million cash balance, the Company has the following additional sources of capital available:

(in thousands)	March 31, 2017
Forward Equity Offering
Original offering amount	$233,300
Available equity offering to settle (1)	$94,063

Line of Credit
Total commitment amount	$1,000,000
Available capacity (2)	$897,700
Maturity (3)	May 13, 2019

(1) We have 1.25 million shares to settle prior to June 23, 2017 at an offering price of $75.25 per share before any underwriting discount and offering expenses.
(2) Net of letters of credit.
(3) The Company has the option to extend the maturity for two additional six-month periods.

We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders, which were $56.6 million and $53.9 million for the three months ended March 31, 2017 and 2016, respectively. Net cash provided by operating activities decreased $44.1 million for the three months ended March 31, 2017 due primarily to transaction costs incurred with the merger.  We expect our future cash flows from operating activities to be sufficient to fund our distribution requirements. Our dividend distribution policy is set by our Board of Directors, who monitors our financial position. Our Board of Directors recently declared our common stock dividend of $0.53 per share, payable on May 31, 2017. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.

During the next twelve months, we estimate that we will require approximately $345.3 million of cash, including $269.8 million to complete in-process developments and redevelopments and $75.5 million to repay maturing debt. If we start new developments, redevelop additional shopping centers, or commit to new acquisitions, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease. To meet our cash requirements, we may utilize cash generated from operations, proceeds from the sale of real estate, available borrowings from our Line, and when the capital markets are favorable, proceeds from the sale of equity and the issuance of new long-term debt.

We endeavor to maintain a high percentage of unencumbered assets. At March 31, 2017, 83.2% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our annualized coverage ratio, including our pro-rata share of our partnerships, was 4.5 times and 3.2 times for the quarters ended March 31, 2017 and December 31, 2016, respectively.

Our Line, term loans, and unsecured notes require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The debt assumed and issued in conjunction with the Equity One merger contain covenants that are consistent with our existing debt covenants. We are in compliance with these covenants at March 31, 2017 and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Three months ended March 31,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$32,723	76,819	(44,096)
Net cash used in investing activities	(689,946)	(7,333)	(682,613)
Net cash provided by (used in) financing activities	680,822	(79,205)	760,027
Net increase (decrease) in cash and cash equivalents	$23,599	(9,719)	33,318
Total cash and cash equivalents	$36,855	27,137	9,718

Net cash provided by operating activities:

Net cash provided by operating activities decreased $44.1 million due to:

•	$32.1 million decrease in cash from operating income largely attributable to merger related expenses;

•	$1.1 million decrease in operating cash flow distributions from our unconsolidated real estate partnerships; and,

•	$10.8 million net decrease in cash due to timing of cash receipts and payments related to operating activities.

Net cash used in investing activities:

Net cash used in investing activities increased by $682.6 million as follows:

	Three months ended March 31,
(in thousands)	2017		2016	Change
Cash flows from investing activities:
Acquisition of operating real estate	$—		(16,483)	16,483
Acquisition of Equity One, net of cash acquired of $72,534	(648,957)	—	—	(648,957)
Real estate development and capital improvements	(66,504)		(38,289)	(28,215)
Proceeds from sale of real estate investments	1,749		32,261	(30,512)
Issuance of notes receivable	(510)		—	(510)
Investments in real estate partnerships	(1,688)		(2,438)	750
Distributions received from investments in real estate partnerships	25,428		18,296	7,132
Dividends on investment securities	55		59	(4)
Acquisition of securities	(3,334)		(41,946)	38,612
Proceeds from sale of securities	3,815		41,207	(37,392)
Net cash used in investing activities	$(689,946)		(7,333)	(682,613)

Significant changes in investing activities include:

•	We did not acquire any operating properties, other than those included in the merger, during 2017 compared to $16.5 million for one operating property in the same period in 2016.

•
We issued 65.5 million common shares to the shareholders of Equity One valued at $4.5 billion in a stock for stock exchange and merged Equity One into the Company on March 1, 2017. As part of the merger, we paid $649.0 million, net of cash acquired, to repay Equity One credit facilities not assumed with the merger.

•	We invested $28.2 million more in 2017 than the same period in 2016 on real estate development and capital improvements, as further detailed in a table below.

•	We received proceeds of $1.7 million from the sale of two land parcels in 2017, compared to $32.3 million for three shopping centers and five land parcels in the same period in 2016.

•
We invested $1.7 million in our real estate partnerships during 2017 to fund our share of redevelopment activity, compared to $2.4 million for our share of maturing mortgage debt during the same period in 2016.

•
Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $25.4 million received in 2017 is driven by financing proceeds from encumbering certain operating properties within one partnership. During the same period in 2016, we received $18.3 million from the sale of three shopping centers within the partnerships.

•	Acquisition of securities and proceeds from sale of securities pertain to equity and debt securities held by our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment. We deployed capital of $66.5 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Three months ended March 31,
(in thousands)	2017	2016	Change
Capital expenditures:
Land acquisitions for development / redevelopment	$9,555	—	9,555
Building and tenant improvements	8,105	9,077	(972)
Redevelopment costs	22,407	10,624	11,783
Development costs	19,081	12,574	6,507
Capitalized interest	1,061	973	88
Capitalized direct compensation	6,295	5,041	1,254
Real estate development and capital improvements	$66,504	38,289	28,215

•	During 2017 we acquired one land parcel for a new development project.

•
Redevelopment expenditures are higher in 2017 due to the timing, magnitude, and number of projects currently in process at existing centers and in process projects acquired from Equity One. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, new out-parcel building construction, and tenant improvement costs.  The size and magnitude of each redevelopment project varies with each redevelopment plan.

•
Development expenditures are higher in 2017 due to the progress towards completion of our development projects currently in process. At March 31, 2017 and December 31, 2016, we had seven and six development projects, respectively, that were either under construction or in lease up. See the tables below for more details about our development projects.

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

•
We have a staff of employees who directly support our development and redevelopment programs. Internal compensation costs directly attributable to these activities are capitalized as part of each project. Changes in the level of future development and redevelopment activity could adversely impact results of operations by reducing the amount of internal costs for development and redevelopment projects that may be capitalized. A 10% reduction in development and redevelopment activity without a corresponding reduction in development related compensation costs could result in an additional charge to net income of $1.6 million per year.

The following table summarizes our development projects (in thousands, except cost PSF):

				March 31, 2017
Property Name	Market	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Northgate Marketplace Ph II	Medford, OR	Q4-15	Oct-16	40,700	94%	177	230
The Market at Springwoods Village (2)	Houston , TX	Q1-16	May-17	14,698	55%	89	165
The Village at Tustin Legacy	Los Angeles, CA	Q3-16	Oct-17	37,822	48%	112	338
Chimney Rock Crossing	New York, NY	Q4-16	May-18	71,175	37%	218	326
The Village at Riverstone	Houston, TX	Q4-16	Aug-18	30,638	43%	165	186
The Field at Commonwealth	Washington, DC	Q1-17	Aug-18	44,611	33%	187	239
Pinecrest Place (3)	Miami, FL	Q1-17	Mar-18	16,424	3%	70	235
Total				$256,068	46%	1,018	$252

(1) Includes leasing costs and is net of tenant reimbursements.
(2) Estimated Net Development Costs are reported at full project cost. Our ownership interest in this consolidated property is 53%.
(3) Estimated Net Development Costs for Pinecrest Place excludes the cost of land, which the Company has leased long term.

The following table summarizes our completed development projects (in thousands, except cost PSF):

		Three months ended March 31, 2017
Property Name	Location	Completion Date	Net Development Costs (1)	GLA	Cost PSF of GLA (1)
Willow Oaks Crossing	Charlotte, NC	Q1-17	$13,991	69	$203
			$13,991	69	$203
(1) Includes leasing costs and is net of tenant reimbursements.

Net cash provided by (used in) financing activities:

Net cash flows generated from financing activities increased by $760.0 million during 2017 ,as follows:

	Three months ended March 31,
(in thousands)	2017	2016	Change
Cash flows from financing activities:
Equity issuances	$—	12,293	(12,293)
Repurchase of common shares in conjunction with equity award plans	(18,275)	(7,984)	(10,291)
Preferred stock redemption	(250,000)	—	(250,000)
Distributions to limited partners in consolidated partnerships, net	(786)	(1,707)	921
Dividend payments	(56,609)	(53,853)	(2,756)
Unsecured credit facilities	380,000	—	380,000
Proceeds from debt issuance	648,001	—	648,001
Debt repayment	(12,789)	(28,853)	16,064
Payment of loan costs	(8,796)	(5)	(8,791)
Proceeds from sale of treasury stock, net	76	904	(828)
Net cash provided by (used in) financing activities	$680,822	$(79,205)	$760,027

Significant financing activities during the three months ended March 31, 2017 and 2016 include the following:

•	We raised $12.3 million during 2016 by issuing 182,787 shares of common stock through our ATM program at an average price of $68.85 per share resulting in net proceeds of $12.3 million.

•
We repurchased for cash a portion of the common stock related to stock based compensation to satisfy employee federal and state tax withholding requirements. The repurchases increased $10.3 million in 2017 due to the vesting of Equity One's stock based compensation program as a result of the merger.

•	We redeemed all of the issued and outstanding shares of $250.0 million 6.625% Series 6 cumulative redeemable preferred stock on February 16, 2017.

•
As a result of the common shares issued during 2016 and an increase in our quarterly dividend rate from $0.50 per share in 2016 to $0.51 per share in February 2017, our dividend payments increased $2.8 million.

•
We expanded our credit facilities by increasing our Line commitment to $1.0 billion and closing on a $300.0 million term loan. The combined funding from the term loan and borrowings on the Line, net of repayments provided $380.0 million to repay a $300.0 million Equity One term loan that became due upon merger and to pay merger related transaction costs.

•
During January 2017, we issued $650.0 million of senior unsecured public notes in two tranches of which $300.0 million is due in 2047 and $350.0 million is due in 2027. The proceeds of $648.0 million were used to redeem all of our $250.0 million Series 6 preferred stock and to repay Equity One's $250.0 million term loan and outstanding Line balance that came due upon closing the merger.

•	During 2017, we paid $12.8 million to repay maturing mortgage loans or pay scheduled principal payments as compared to $28.9 million in 2016.

•	In connection with the new debt issued above, including expanding our Line commitment, we incurred $8.8 million of loan costs.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Number of Co-investment Partnerships	13	11
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	116	109
Assets	$2,924,922	2,608,742	$1,008,579	878,977
Liabilities	1,669,116	1,404,588	569,004	473,255
Equity	1,255,806	1,204,154	439,575	405,722
less: Negative investment in US Regency Retail I, LLC (2)			$8,183	—
add: Basis difference			44,338	1,382
add: Restricted Gain Method deferral			(30,902)	(30,902)
less: Impairment of investment in real estate partnerships			(1,300)	(1,300)
less: Net book equity in excess of purchase price			(78,203)	(78,203)
Investments in real estate partnerships			$381,691	296,699
(1) Pro-rata financial information is not, and is not intended to be, a presentation in accordance with GAAP. However, management believes that providing such information is useful to investors in assessing the impact of its investments in real estate partnership activities on our operations, which includes such items on a single line presentation under the equity method in our consolidated financial statements.
(2) During the first quarter of 2017, the USAA partnership distributed proceeds from debt refinancing in excess of Regency's carrying value of its investment resulting in a negative investment balance, which is recorded within Accounts payable and other liabilities in the Consolidated Balance Sheets.

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	March 31, 2017	December 31, 2016
GRI - Regency, LLC (GRIR)	40.00%	$200,603	201,240
New York Common Retirement Fund (NYC) (1)	30.00%	57,901	—
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	9,457	9,687
Columbia Regency Partners II, LLC (Columbia II)	20.00%	14,422	14,750
Cameron Village, LLC (Cameron)	30.00%	12,070	11,877
RegCal, LLC (RegCal)	25.00%	21,344	21,516
US Regency Retail I, LLC (USAA) (2)	20.01%	—	13,176
Other investments in real estate partnerships (1)	20.00% - 50.00%	65,894	24,453
Total investment in real estate partnerships		$381,691	296,699
(1) Includes investments in real estate partnerships acquired as part of the Equity One merger, which was effective on March 1, 2017.
(2) During the first quarter of 2017, the USAA partnership distributed proceeds from debt refinancing in excess of Regency's carrying value of its investment resulting in a negative investment balance, which is recorded within Accounts payable and other liabilities in the Consolidated Balance Sheets.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	March 31, 2017
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2017	$14,925	—	19,635	34,560	9,339
2018	21,059	67,022	—	88,081	28,422
2019	19,852	73,259	—	93,111	24,448
2020	16,823	222,199	—	239,022	86,167
2021	10,818	269,942	—	280,760	100,402
Beyond 5 Years	10,580	819,000	—	829,580	286,440
Net unamortized loan costs, debt premium / (discount)	—	(11,489)	—	(11,489)	(3,719)
Total	$94,057	1,439,933	19,635	1,553,625	531,499

At March 31, 2017, our investments in real estate partnerships had notes payable of $1.6 billion maturing through 2031, of which 98.7% had a weighted average fixed interest rate of 4.7%. The remaining notes payable float over LIBOR and had a weighted average variable interest rate of 2.5%. These notes payable are all non-recourse, and our pro-rata share was $531.5 million as of March 31, 2017. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions. We are obligated to contribute our pro-rata share to fund maturities if they are not refinanced. We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended March 31,
(in thousands)	2017	2016
Asset management, property management, leasing, and investment and financing services	6,539	6,612

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

As of March 31, 2017 we and our Investments in real estate partnerships had accrued liabilities of $11.5 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contaminants and liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Inflation/Deflation

Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may become a greater concern in the near future. Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Most of our leases require tenants to pay their pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, during deflationary periods or periods of economic weakness, minimum rents and percentage rents typically decline as the supply of available retail space exceeds demand and consumer spending declines. Occupancy declines resulting from a weak economic period will also likely result in lower recovery rates of our operating expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in item 7A of Part II of our Form 10-K for the year ended December 31, 2016.

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

On March 1, 2017, we completed the Merger with Equity One, whereby Equity One merged with and into the Parent Company with the Parent Company continuing as the surviving corporation. As permitted by SEC guidance for newly acquired businesses, we excluded Equity One from our assessment of internal control over financial reporting, which represented total assets acquired of $6.7 billion (approximately 60% of Company Total assets) as of March 31, 2017. We are in the process of integrating Equity One's operations into our internal control structure. None of these integration activities are expected to have a material impact on our system of internal control over financial reporting.

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2017 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 1, 2017, we completed the Merger with Equity One, whereby Equity One merged with and into the Parent Company with the Parent Company continuing as the surviving corporation. As permitted by SEC guidance for newly acquired businesses, we excluded Equity One from our assessment of internal control over financial reporting, which represented total assets of $6.7 billion (approximately 60% of Company Total assets) as of March 31, 2017. We are in the process of integrating Equity One's operations into our internal control structure. None of these integration activities are expected to have a material impact on our system of internal control over financial reporting.

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2017 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The class action alleged, among other matters, that the definitive joint proxy statement/prospectus filed by Regency and Equity One with the Securities and Exchange Commission (the “SEC”) on January 24, 2017 (the “Joint Proxy Statement/Prospectus”) omitted certain material information in connection with the Merger. The complainant sought various remedies, including injunctive relief to prevent the consummation of the Merger unless certain allegedly material information was disclosed and sought compensatory and rescissory damages in the event the Merger was consummated without such disclosures.

On February 17, 2017, the defendants entered into a stipulation of settlement with respect to the class action, pursuant to which the parties agreed, among other things, that Regency would make certain supplemental disclosures. The supplemental disclosures were made by Regency in the Current Report on Form 8-K filed by Regency with the SEC on February 17, 2017. The supplemental disclosures should be read in conjunction with the Joint Proxy Statement/Prospectus, which should be read in its entirety.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in item 1A. of Part I of our Form 10-K for the year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2017.

The following table represents information with respect to purchases by the Parent Company of its common stock during the months in the three month period ended March 31, 2017.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2017	—	—	—	—
February 1 through February 28, 2017	137,305	69.76	—	—
March 1 through March 31, 2017	127,147	68.39	—	—

(1) Represents shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.

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
Ex #    Description
10.    Material Contracts (~ indicates management contract or compensatory plan)
~10.1    2017 Amended and Restated Severance and Change in Control Agreement
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

May 10, 2017	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

May 10, 2017	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)