Form 10-Q
period 2017-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2017-08-08
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s common stock was 170,104,317 as of August 7, 2017.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2017 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”,"Regency Centers" or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of June 30, 2017, the Parent Company owned all of the Preferred Units of the Operating Partnership and approximately 99.8% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
As general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have assets other than its investment in the Operating Partnership. Although the Parent Company is the issuer of the combined $500 million of unsecured public and private notes, the Operating Partnership is a co-issuer and guarantor of these notes. Therefore, while stockholders' equity and partners' capital differ as discussed above, the assets and liabilities of the Parent Company and the Operating Partnership are the same on their respective financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
June 30, 2017 and December 31, 2016
(in thousands, except share data)

	2017	2016
Assets	(unaudited)
Real estate investments at cost:
Land	$4,690,171	1,660,424
Buildings and improvements	5,779,172	3,092,197
Properties in development	373,962	180,878
	10,843,305	4,933,499
Less: accumulated depreciation	1,225,474	1,124,391
	9,617,831	3,809,108
Properties held for sale	19,600	—
Investments in real estate partnerships	376,800	296,699
Net real estate investments	10,014,231	4,105,807
Cash and cash equivalents	97,266	13,256
Restricted cash	7,435	4,623
Tenant and other receivables, net of allowance for doubtful accounts and straight-line rent reserves of $10,898 and $9,021 at June 30, 2017 and December 31, 2016, respectively	125,372	111,722
Deferred leasing costs, less accumulated amortization of $88,612 and $83,529 at June 30, 2017 and December 31, 2016, respectively	70,653	69,000
Acquired lease intangible assets, less accumulated amortization of $98,447 and $56,695 at June 30, 2017 and December 31, 2016, respectively	540,119	118,831
Trading securities held in trust	29,839	28,588
Other assets	307,429	37,079
Total assets	$11,192,344	4,488,906
Liabilities and Equity
Liabilities:
Notes payable	$2,944,995	1,363,925
Unsecured credit facilities	563,031	278,495
Accounts payable and other liabilities	246,462	138,936
Acquired lease intangible liabilities, less accumulated amortization of $39,696 and $23,538 at June 30, 2017 and December 31, 2016, respectively	653,695	54,180
Tenants’ security, escrow deposits and prepaid rent	50,126	28,868
Total liabilities	4,458,309	1,864,404
Commitments and contingencies	—	—
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 3,000,000 Series 7 shares issued and outstanding at June 30, 2017, and 13,000,000 Series 6 and 7 shares issued and outstanding at December 31, 2016, with liquidation preferences of $25 per share	75,000	325,000
Common stock, $0.01 par value per share, 220,000,000 and 150,000,000 shares authorized; 170,102,787 and 104,497,286 shares issued at June 30, 2017 and December 31, 2016, respectively	1,701	1,045
Treasury stock at cost, 359,784 and 347,903 shares held at June 30, 2017 and December 31, 2016, respectively	(18,105)	(17,062)
Additional paid in capital	7,772,791	3,294,923
Accumulated other comprehensive loss	(16,435)	(18,346)
Distributions in excess of net income	(1,122,666)	(994,259)
Total stockholders’ equity	6,692,286	2,591,301
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $21,918 and $10,630 at June 30, 2017 and December 31, 2016, respectively	10,955	(1,967)
Limited partners’ interests in consolidated partnerships	30,794	35,168
Total noncontrolling interests	41,749	33,201
Total equity	6,734,035	2,624,502
Total liabilities and equity	$11,192,344	4,488,906
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Minimum rent	$195,992	109,945	$337,232	217,619
Percentage rent	1,456	453	4,362	2,156
Recoveries from tenants and other income	57,256	35,874	102,535	69,362
Management, transaction, and other fees	6,601	6,140	13,307	12,904
Total revenues	261,305	152,412	457,436	302,041
Operating expenses:
Depreciation and amortization	92,230	40,299	152,284	79,015
Operating and maintenance	36,105	23,709	65,868	46,394
General and administrative	16,746	16,350	34,419	32,649
Real estate taxes	28,871	16,769	50,321	32,639
Other operating expenses (note 2)	6,616	2,440	78,129	4,747
Total operating expenses	180,568	99,567	381,021	195,444
Other expense (income):
Interest expense, net	35,407	24,401	62,606	48,544
Provision for impairment	—	—	—	1,666
Early extinguishment of debt	12,404	—	12,404	—
Net investment (income) loss, including unrealized (gains) losses of ($11) and ($863), and ($275) and $892 for the three and six months ended June 30, 2017 and 2016, respectively	(887)	(602)	(1,984)	(446)
Total other expense (income)	46,924	23,799	73,026	49,764
Income from operations before equity in income of investments in real estate partnerships	33,813	29,046	3,389	56,833
Equity in income of investments in real estate partnerships	12,240	11,050	21,583	23,971
Income tax expense of taxable REIT subsidiary	246	—	296	—
Income from operations	45,807	40,096	24,676	80,804
Gain on sale of real estate, net of tax	4,366	548	4,781	13,417
Net income	50,173	40,644	29,457	94,221
Noncontrolling interests:
Exchangeable operating partnership units	(104)	(64)	(85)	(150)
Limited partners’ interests in consolidated partnerships	(576)	(504)	(1,247)	(853)
Income attributable to noncontrolling interests	(680)	(568)	(1,332)	(1,003)
Net income attributable to the Company	49,493	40,076	28,125	93,218
Preferred stock dividends and issuance costs	(1,125)	(5,266)	(12,981)	(10,531)
Net income attributable to common stockholders	$48,368	34,810	$15,144	82,687

Income per common share - basic	$0.28	0.36	$0.10	0.85
Income per common share - diluted	$0.28	0.35	$0.10	0.84
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$50,173	40,644	$29,457	94,221
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(3,805)	(9,846)	(3,873)	(26,631)
Reclassification adjustment of derivative instruments included in net income	3,071	2,500	5,726	4,952
Unrealized gain on available-for-sale securities	11	73	43	37
Other comprehensive (loss) income	(723)	(7,273)	1,896	(21,642)
Comprehensive income	49,450	33,371	31,353	72,579
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	680	568	1,332	1,003
Other comprehensive (loss) income attributable to noncontrolling interests	(80)	(128)	(15)	(297)
Comprehensive income attributable to noncontrolling interests	600	440	1,317	706
Comprehensive income attributable to the Company	$48,850	32,931	$30,036	71,873
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the six months ended June 30, 2017 and 2016 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$325,000	972	(19,658)	2,742,508	(58,693)	(936,020)	2,054,109	(1,975)	30,486	28,511	2,082,620
Net income	—	—	—	—	—	93,218	93,218	150	853	1,003	94,221
Other comprehensive loss	—	—	—	—	(21,345)	—	(21,345)	(34)	(263)	(297)	(21,642)
Deferred compensation plan, net	—	—	2,815	(2,815)	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	6,802	—	—	6,804	—	—	—	6,804
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(7,876)	—	—	(7,876)	—	—	—	(7,876)
Common stock issued under dividend reinvestment plan	—	—	—	547	—	—	547	—	—	—	547
Common stock issued, net of issuance costs	—	21	—	149,767	—	—	149,788	—	—	—	149,788
Contributions from partners	—	—	—	—	—	—	—	—	8,600	8,600	8,600
Distributions to partners	—	—	—	(350)	—	—	(350)	—	(2,394)	(2,394)	(2,744)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(10,531)	(10,531)	—	—	—	(10,531)
Common stock/unit ($1.00 per share)	—	—	—	—	—	(97,608)	(97,608)	(154)	—	(154)	(97,762)
Balance at June 30, 2016	$325,000	995	(16,843)	2,888,583	(80,038)	(950,941)	2,166,756	(2,013)	37,282	35,269	2,202,025

Balance at December 31, 2016	$325,000	1,045	(17,062)	3,294,923	(18,346)	(994,259)	2,591,301	(1,967)	35,168	33,201	2,624,502
Net income	—	—	—	—	—	28,125	28,125	85	1,247	1,332	29,457
Other comprehensive income	—	—	—	—	1,911	—	1,911	1	(16)	(15)	1,896
Deferred compensation plan, net	—	—	(1,043)	1,044	—	—	1	—	—	—	1
Restricted stock issued, net of amortization	—	2	—	7,169	—	—	7,171	—	—	—	7,171
Common stock redeemed for taxes withheld for stock based compensation, net	—	(1)	—	(18,332)	—	—	(18,333)	—	—	—	(18,333)
Common stock issued under dividend reinvestment plan	—	—	—	607	—	—	607	—	—	—	607
Common stock issued, net of issuance costs	—	654	—	4,470,816	—	—	4,471,470	—	—	—	4,471,470
Restricted stock issued upon Equity One merger	—	1	—	7,950	—	—	7,951	—	—	—	7,951
Redemption of preferred stock	(250,000)	—	—	8,614	—	(8,614)	(250,000)	—	—	—	(250,000)
Contributions from partners	—	—	—	—	—	—	—	13,100	341	13,441	13,441
Distributions to partners	—	—	—	—	—	—	—	—	(5,946)	(5,946)	(5,946)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(4,367)	(4,367)	—	—	—	(4,367)
Common stock/unit ($1.04 per share)	—	—	—	—	—	(143,551)	(143,551)	(264)	—	(264)	(143,815)
Balance at June 30, 2017	$75,000	1,701	(18,105)	7,772,791	(16,435)	(1,122,666)	6,692,286	10,955	30,794	41,749	6,734,035
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2017 and 2016
(in thousands)
(unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$29,457	94,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,284	79,015
Amortization of deferred loan cost and debt premium	4,769	4,831
(Accretion) and amortization of above and below market lease intangibles, net	(11,683)	(1,176)
Stock-based compensation, net of capitalization	13,826	5,189
Equity in income of investments in real estate partnerships	(21,583)	(23,971)
Gain on sale of real estate, net of tax	(4,781)	(13,417)
Provision for impairment	—	1,666
Early extinguishment of debt	12,404	—
Distribution of earnings from operations of investments in real estate partnerships	26,271	26,159
Deferred compensation expense	1,948	429
Realized and unrealized (gain) loss on investments	(1,951)	(446)
Changes in assets and liabilities:
Restricted cash	(1,228)	(31)
Accounts receivable, net	10,639	1,143
Straight-line rent receivables, net	(8,887)	(3,071)
Deferred leasing costs	(6,701)	(5,386)
Other assets	3,617	(1,718)
Accounts payable and other liabilities	(23,850)	(9,447)
Tenants’ security, escrow deposits and prepaid rent	1,291	(2,693)
Net cash provided by operating activities	175,842	151,297
Cash flows from investing activities:
Acquisition of operating real estate	(345)	(297,448)
Advance deposits paid on acquisition of operating real estate	(100)	(1,500)
Acquisition of Equity One, net of cash acquired of $72,534	(648,957)	—
Real estate development and capital improvements	(161,574)	(75,320)
Proceeds from sale of real estate investments	15,344	36,751
Issuance of notes receivable	(2,837)	—
Investments in real estate partnerships	(3,064)	(3,823)
Distributions received from investments in real estate partnerships	30,612	25,746
Dividends on investment securities	128	137
Acquisition of securities	(9,853)	(46,306)
Proceeds from sale of securities	10,877	45,739
Net cash used in investing activities	(769,769)	(316,024)
Cash flows from financing activities:
Net proceeds from common stock issuance	—	149,788
Repurchase of common shares in conjunction with equity award plans	(18,998)	(7,984)
Proceeds from sale of treasury stock	76	904
Redemption of preferred stock and partnership units	(250,000)	—
Distributions to limited partners in consolidated partnerships, net	(5,891)	(2,214)
Distributions to exchangeable operating partnership unit holders	(264)	(154)
Dividends paid to common stockholders	(142,944)	(97,061)
Dividends paid to preferred stockholders	(4,366)	(10,531)
Proceeds from issuance of fixed rate unsecured notes, net	953,115	—
Proceeds from unsecured credit facilities	905,000	295,000
Repayment of unsecured credit facilities	(620,000)	(150,000)
Proceeds from notes payable	124,088	20,000
Repayment of notes payable	(232,839)	(41,584)
Scheduled principal payments	(4,789)	(3,062)
Payment of loan costs	(11,832)	(292)
Early redemption costs	(12,419)	—
Net cash provided by financing activities	677,937	152,810
Net increase (decrease) in cash and cash equivalents	84,010	(11,917)
Cash and cash equivalents at beginning of the period	13,256	36,856
Cash and cash equivalents at end of the period	$97,266	24,939

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2017, and 2016
(in thousands)
(unaudited)

	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,290 and $1,766 in 2017 and 2016, respectively)	$43,643	44,153
Cash received for income tax refunds, net of payments	$899	—
Supplemental disclosure of non-cash transactions:
Exchangeable operating partnership units issued for acquisition of real estate	$13,100	—
Real estate under capital lease obligation	$6,000	—
Common stock issued under dividend reinvestment plan	$607	547
Stock-based compensation capitalized	$1,624	1,723
Contributions from limited partners in consolidated partnerships, net	$286	8,420
Common stock issued for dividend reinvestment in trust	$366	384
Contribution of stock awards into trust	$1,372	1,488
Distribution of stock held in trust	$640	4,060
Change in fair value of securities available-for-sale	$43	37
Equity One Merger:
Notes payable assumed in Equity One merger, at fair value	$757,399	—
Common stock exchanged for Equity One shares	$(4,471,808)	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
June 30, 2017 and December 31, 2016
(in thousands, except unit data)

	2017	2016
Assets	(unaudited)
Real estate investments at cost:
Land	$4,690,171	1,660,424
Buildings and improvements	5,779,172	3,092,197
Properties in development	373,962	180,878
	10,843,305	4,933,499
Less: accumulated depreciation	1,225,474	1,124,391
	9,617,831	3,809,108
Properties held for sale	19,600	—
Investments in real estate partnerships	376,800	296,699
Net real estate investments	10,014,231	4,105,807
Cash and cash equivalents	97,266	13,256
Restricted cash	7,435	4,623
Tenant and other receivables, net of allowance for doubtful accounts and straight-line rent reserves of $10,898 and $9,021 at June 30, 2017 and December 31, 2016, respectively	125,372	111,722
Deferred leasing costs, less accumulated amortization of $88,612 and $83,529 at June 30, 2017 and December 31, 2016, respectively	70,653	69,000
Acquired lease intangible assets, less accumulated amortization of $98,447 and $56,695 at June 30, 2017 and December 31, 2016, respectively	540,119	118,831
Trading securities held in trust	29,839	28,588
Other assets	307,429	37,079
Total assets	$11,192,344	4,488,906
Liabilities and Capital
Liabilities:
Notes payable	$2,944,995	1,363,925
Unsecured credit facilities	563,031	278,495
Accounts payable and other liabilities	246,462	138,936
Acquired lease intangible liabilities, less accumulated amortization of $39,696 and $23,538 at June 30, 2017 and December 31, 2016, respectively	653,695	54,180
Tenants’ security, escrow deposits and prepaid rent	50,126	28,868
Total liabilities	4,458,309	1,864,404
Commitments and contingencies	—	—
Capital:
Partners’ capital:
Preferred units of general partner, $0.01 par value per unit, 3,000,000 and 13,000,000 units issued and outstanding at June 30, 2017 and December 31, 2016, respectively, liquidation preference of $25 per unit	75,000	325,000
General partner; 170,102,787 and 104,497,286 units outstanding at June 30, 2017 and December 31, 2016, respectively	6,633,721	2,284,647
Limited partners; 349,902 and 154,170 units outstanding at June 30, 2017 and December 31, 2016, respectively	10,955	(1,967)
Accumulated other comprehensive loss	(16,435)	(18,346)
Total partners’ capital	6,703,241	2,589,334
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	30,794	35,168
Total noncontrolling interests	30,794	35,168
Total capital	6,734,035	2,624,502
Total liabilities and capital	$11,192,344	4,488,906
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Minimum rent	$195,992	109,945	$337,232	217,619
Percentage rent	1,456	453	4,362	2,156
Recoveries from tenants and other income	57,256	35,874	102,535	69,362
Management, transaction, and other fees	6,601	6,140	13,307	12,904
Total revenues	261,305	152,412	457,436	302,041
Operating expenses:
Depreciation and amortization	92,230	40,299	152,284	79,015
Operating and maintenance	36,105	23,709	65,868	46,394
General and administrative	16,746	16,350	34,419	32,649
Real estate taxes	28,871	16,769	50,321	32,639
Other operating expenses (note 2)	6,616	2,440	78,129	4,747
Total operating expenses	180,568	99,567	381,021	195,444
Other expense (income):
Interest expense, net	35,407	24,401	62,606	48,544
Provision for impairment	—	—	—	1,666
Early extinguishment of debt	12,404	—	12,404	—
Net investment (income) loss, including unrealized (gains) losses of ($11) and ($863), and ($275) and $892 for the three and six months ended June 30, 2017 and 2016, respectively	(887)	(602)	(1,984)	(446)
Total other expense (income)	46,924	23,799	73,026	49,764
Income from operations before equity in income of investments in real estate partnerships	33,813	29,046	3,389	56,833
Equity in income of investments in real estate partnerships	12,240	11,050	21,583	23,971
Income tax expense of taxable REIT subsidiary	246	—	296	—
Income from operations	45,807	40,096	24,676	80,804
Gain on sale of real estate, net of tax	4,366	548	4,781	13,417
Net income	50,173	40,644	29,457	94,221
Limited partners’ interests in consolidated partnerships	(576)	(504)	(1,247)	(853)
Net income attributable to the Partnership	49,597	40,140	28,210	93,368
Preferred unit distributions and issuance costs	(1,125)	(5,266)	(12,981)	(10,531)
Net income attributable to common unit holders	$48,472	34,874	$15,229	82,837

Income per common unit - basic	$0.28	0.36	$0.10	0.85
Income per common unit - diluted	$0.28	0.35	$0.10	0.84
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$50,173	40,644	$29,457	94,221
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(3,805)	(9,846)	(3,873)	(26,631)
Reclassification adjustment of derivative instruments included in net income	3,071	2,500	5,726	4,952
Unrealized gain on available-for-sale securities	11	73	43	37
Other comprehensive (loss) income	(723)	(7,273)	1,896	(21,642)
Comprehensive income	49,450	33,371	31,353	72,579
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	576	504	1,247	853
Other comprehensive income (loss) attributable to noncontrolling interests	79	(117)	(16)	(263)
Comprehensive income attributable to noncontrolling interests	655	387	1,231	590
Comprehensive income attributable to the Partnership	$48,795	32,984	$30,122	71,989
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the six months ended June 30, 2017 and 2016 (in thousands) (unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2015	$2,112,802	(1,975)	(58,693)	2,052,134	30,486	2,082,620
Net income	93,218	150	—	93,368	853	94,221
Other comprehensive loss	—	(34)	(21,345)	(21,379)	(263)	(21,642)
Contributions from partners	—	—	—	—	8,600	8,600
Distributions to partners	(97,958)	(154)	—	(98,112)	(2,394)	(100,506)
Preferred unit distributions	(10,531)	—	—	(10,531)	—	(10,531)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	6,804	—	—	6,804	—	6,804
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	142,459	—	—	142,459	—	142,459
Balance at June 30, 2016	2,246,794	(2,013)	(80,038)	2,164,743	37,282	2,202,025

Balance at December 31, 2016	2,609,647	(1,967)	(18,346)	2,589,334	35,168	2,624,502
Net income	28,125	85	—	28,210	1,247	29,457
Other comprehensive income	—	1	1,911	1,912	(16)	1,896
Deferred compensation plan, net	1	—	—	1	—	1
Contributions from partners	—	13,100	—	13,100	341	13,441
Distributions to partners	(143,551)	(264)	—	(143,815)	(5,946)	(149,761)
Preferred unit distributions	(4,367)	—	—	(4,367)	—	(4,367)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	7,171	—	—	7,171	—	7,171
Preferred stock redemptions	(250,000)	—	—	(250,000)	—	(250,000)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	4,453,744	—	—	4,453,744	—	4,453,744
Restricted units issued as a result of restricted stock issued by Parent Company upon Equity One merger	7,951	—	—	7,951	—	7,951
Balance at June 30, 2017	$6,708,721	10,955	(16,435)	6,703,241	30,794	6,734,035
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2017 and 2016
(in thousands)
(unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$29,457	94,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,284	79,015
Amortization of deferred loan cost and debt premium	4,769	4,831
(Accretion) and amortization of above and below market lease intangibles, net	(11,683)	(1,176)
Stock-based compensation, net of capitalization	13,826	5,189
Equity in income of investments in real estate partnerships	(21,583)	(23,971)
Gain on sale of real estate, net of tax	(4,781)	(13,417)
Provision for impairment	—	1,666
Early extinguishment of debt	12,404	—
Distribution of earnings from operations of investments in real estate partnerships	26,271	26,159
Deferred compensation expense	1,948	429
Realized and unrealized (gain) loss on investments	(1,951)	(446)
Changes in assets and liabilities:
Restricted cash	(1,228)	(31)
Accounts receivable, net	10,639	1,143
Straight-line rent receivables, net	(8,887)	(3,071)
Deferred leasing costs	(6,701)	(5,386)
Other assets	3,617	(1,718)
Accounts payable and other liabilities	(23,850)	(9,447)
Tenants’ security, escrow deposits and prepaid rent	1,291	(2,693)
Net cash provided by operating activities	175,842	151,297
Cash flows from investing activities:
Acquisition of operating real estate	(345)	(297,448)
Advance deposits paid on acquisition of operating real estate	(100)	(1,500)
Acquisition of Equity One, net of cash acquired of $72,534	(648,957)	—
Real estate development and capital improvements	(161,574)	(75,320)
Proceeds from sale of real estate investments	15,344	36,751
Issuance of notes receivable	(2,837)	—
Investments in real estate partnerships	(3,064)	(3,823)
Distributions received from investments in real estate partnerships	30,612	25,746
Dividends on investment securities	128	137
Acquisition of securities	(9,853)	(46,306)
Proceeds from sale of securities	10,877	45,739
Net cash used in investing activities	(769,769)	(316,024)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	—	149,788
Repurchase of common shares in conjunction with equity award plans	(18,998)	(7,984)
Proceeds from sale of treasury stock	76	904
Redemption of preferred partnership units	(250,000)	—
Distributions (to) from limited partners in consolidated partnerships, net	(5,891)	(2,214)
Distributions to partners	(143,208)	(97,215)
Distributions to preferred unit holders	(4,366)	(10,531)
Proceeds from issuance of fixed rate unsecured notes, net	953,115	—
Proceeds from unsecured credit facilities	905,000	295,000
Repayment of unsecured credit facilities	(620,000)	(150,000)
Proceeds from notes payable	124,088	20,000
Repayment of notes payable	(232,839)	(41,584)
Scheduled principal payments	(4,789)	(3,062)
Payment of loan costs	(11,832)	(292)
Early redemption costs	(12,419)	—
Net cash provided by financing activities	677,937	152,810
Net increase (decrease) in cash and cash equivalents	84,010	(11,917)
Cash and cash equivalents at beginning of the period	13,256	36,856
Cash and cash equivalents at end of the period	$97,266	24,939

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2017, and 2016
(in thousands)
(unaudited)

	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,290 and $1,766 in 2017 and 2016, respectively)	$43,643	44,153
Cash received for income tax refunds, net of payments	$899	—
Supplemental disclosure of non-cash transactions:
Limited partner units issued in exchange for acquisition of real estate	$13,100	—
Real estate under capital lease obligation	$6,000	—
Common stock issued by Parent Company for dividend reinvestment plan	$607	547
Stock-based compensation capitalized	$1,624	1,723
Contributions from limited partners in consolidated partnerships, net	$286	8,420
Common stock issued for dividend reinvestment in trust	$366	384
Contribution of stock awards into trust	$1,372	1,488
Distribution of stock held in trust	$640	4,060
Change in fair value of securities available-for-sale	$43	37

Equity One Merger:
Notes payable assumed in Equity One merger, at fair value	$757,399	—
General partner units issued to Parent Company for common stock exchanged for Equity One shares	$(4,471,808)	—
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2017

1.	Organization and Significant Accounting Policies
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
On March 1, 2017, Regency completed its merger with Equity One, Inc. ("Equity One"), whereby Equity One merged with and into Regency, with Regency continuing as the surviving public company. Under the terms of the Merger Agreement, each Equity One stockholder received 0.45 of a newly issued share of Regency common stock for each share of Equity One common stock owned immediately prior to the effective time of the merger, resulting in the issuance of approximately 65.5 million shares of common stock to effect the merger.
As of June 30, 2017, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) owned 313 retail shopping centers and held partial interests in an additional 115 retail shopping centers through unconsolidated investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").
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
Ownership of the Operating Partnership
The Operating Partnership’s capital includes general and limited common Partnership Units. As of June 30, 2017, the Parent Company owned approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership with the remaining limited Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a variable interest entity, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company’s only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.
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
June 30, 2017

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
Goodwill
Goodwill, which is included within Other assets in the accompanying Consolidated Balance Sheets, represents the excess of the purchase price consideration for the Equity One merger over the fair value of the assets acquired and liabilities assumed, and reflects expected synergies from combining Regency's and Equity One's operations. The Company accounts for goodwill in accordance with the Intangibles - Goodwill and Other Topic of the FASB ASC, and allocates its goodwill to the reporting units, which have been determined to be at the individual property level. The Company will perform an impairment evaluation of its goodwill at least annually, in November of each year. The goodwill impairment evaluation may be completed through a qualitative or quantitative approach.
Under a qualitative approach, the impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that the property’s fair value is less than its carrying value. If a qualitative approach indicates it is more likely-than-not that the estimated carrying value of a property exceeds its fair value, or if the Company chooses to bypass the qualitative approach for any property, the Company will perform the quantitative approach described below.
The first step of the quantitative approach consists of estimating the fair value of each property using discounted projected future cash flows and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an implied fair value of goodwill. The determination of each property’s implied fair value of goodwill requires allocation of the estimated fair value of the property to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying value.
Real Estate Partnerships
As of June 30, 2017, Regency has an ownership interest in 126 properties through partnerships, of which 11 are consolidated. Our partners in these ventures include institutional investors, other real estate developers and/or operators, and individual parties who help Regency source transactions for development and investment (the "Partners" or "limited partners"). Regency has a variable interest in these entities through its equity interests. As managing member, Regency maintains the books and records and typically provides leasing and property management to the partnerships. The partners’ level of involvement varies from protective decisions (debt, bankruptcy, selling primary asset(s) of business) to involvement in approving leases, operating budgets, and capital budgets.

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
June 30, 2017

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

◦
Those partnerships in which Regency does not have a controlling financial interest are accounted for using the equity method, and its ownership interest is recognized through single-line presentation as Investments in real estate partnerships in the Consolidated Balance Sheet, and Equity in income of investments in real estate partnerships in the Consolidated Statements of Operations. Cash distributions of earnings from operations of investments in real estate partnerships are presented in cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows. Cash distributions from the sale of a property or loan proceeds received from the placement of debt on a property included in investments in real estate partnerships are presented in cash flows provided by investing activities in the accompanying Consolidated Statements of Cash Flows. The net difference in the carrying amount of investments in real estate partnerships and the underlying equity in net assets is either (1) accreted to income and recorded in Equity in income of investments in real estate partnerships in the accompanying Consolidated Statements of Operations over the expected useful lives of the properties and other intangible assets, which range in lives from 10 to 40 years, or (2) recognized upon sale of the underlying asset(s) or settlement of underlying liabilities, or (3) recognized at liquidation if the joint venture agreement includes a unilateral right to elect to dissolve the real estate partnership and, upon such an election, receive a distribution in-kind.

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
The major classes of assets, liabilities, and non-controlling equity interests held by the Company's VIEs, exclusive of the Operating Partnership as a whole, are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Assets
Real estate assets, net	$92,341	86,440
Cash and cash equivalents	2,957	3,444
Liabilities
Notes payable	9,774	8,175
Equity
Limited partners’ interests in consolidated partnerships	17,691	17,565

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2017

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
January 2017
The adoption of this standard resulted in the reclassification of income taxes withheld on share-based awards out of operating activities into financing activities on the Statement of Cash Flows. As retrospective application was required for this component of the ASU, $8.0 million was reclassified on the Statements of Cash Flows for the six months ended June 30, 2016.

Not yet adopted:
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
July 2017
The Company expects this standard to change the treatment of individual operating properties from being considered a business to being considered an asset.

This change will result in acquisition costs being capitalized as part of the asset acquisition, whereas current treatment has them recognized in earnings in the period incurred.

The Company will adopt this standard effective July 1, 2017.

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
June 30, 2017

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

The Company is evaluating the adoption method to apply.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2017

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
Upon adoption, the Company will recognize right of use assets and corresponding lease obligations for its office and ground leases.
Capitalization of internal leasing salaries and legal costs will no longer be permitted upon the adoption of this standard, which will result in an increase in Total operating expenses in the Consolidated Statements of Operations in the period of adoption and prospectively.

Historic capitalization of internal leasing salaries was $5.0 million and $10.5 million during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

Historic capitalization of legal costs was $0.5 million and $0.7 million during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively, including our pro rata share recognized through Equity in income of investments in real estate partnerships.

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

ASU 2017-04, January 2017, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This amendment in this update simplifies how an entity tests goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under this update, the Company will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company would then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
		January 2020	The Company is evaluating the impact of early adoption and the effect this ASU will have on its financial statements and related disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2017

2.	Real Estate Investments
Acquisitions
The following table details the shopping centers acquired or land acquired or leased for development:

(in thousands)		Six months ended June 30, 2017
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
3/6/17	The Field at Commonwealth	Chantilly, VA	Development	100%	$9,500	—	—	—
3/8/17	Pinecrest Place (1)	Miami, FL	Development	100%	—	—	—	—
4/13/17	Mellody Farm (2)	Chicago, IL	Development	100%	26,200	—	—
6/28/17	Concord outparcel (3)	Miami, FL	Operating	100%	350	—	—	—
					$36,050	—	—	—
(1) The Company leased 10.67 acres for a ground up development.
(2) The Operating Partnership issued 195,732 partnership units valued at $13.1 million as partial consideration for the purchase price.
(3) The Company purchased a 0.67 acre vacant outparcel adjacent to the Company's existing operating Concord Shopping Plaza.

(in thousands)		Six months ended June 30, 2016
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
2/22/16	Garden City Park	Garden City Park, NY	Operating	100%	$17,300	—	10,171	2,940
3/4/16	The Market at Springwoods Village (1)	Houston, TX	Development	53%	$17,994	—	—	—
5/16/16	Market Common Clarendon	Arlington, VA	Operating	100%	$280,500	—	15,428	15,662
Total property acquisitions					$315,794	—	25,599	18,602
(1)  Regency acquired a 53% controlling interest in the Market at Springwoods Village partnership to develop a shopping center on land contributed by the partner. As a result of consolidation, the Company recorded the partner's non-controlling interest of $8.4 million in Limited partners' interests in consolidated partnerships in the accompanying Consolidated Balance Sheets.

Equity One Merger
General
On March 1, 2017, Regency completed its merger with Equity One, a NYSE shopping center company, whereby Equity One merged with and into Regency, with Regency continuing as the surviving public company. Under the terms of the Merger Agreement, each Equity One stockholder received 0.45 of a newly issued share of Regency common stock for each share of Equity One common stock owned immediately prior to the effective time of the merger resulting in approximately 65.5 million shares being issued to effect the merger.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2017

The following table provides the components that make up the total purchase price for the Equity One merger:

(in thousands, except stock price)	Purchase Price
Shares of common stock issued for merger	65,379
Closing stock price on March 1, 2017	$68.40
Value of common stock issued for merger	$4,471,808
Debt repaid	716,278
Other cash payments	5,019
Total purchase price	$5,193,105

As part of the merger, Regency acquired 121 properties, including 8 properties held through co-investment partnerships. The consolidated net assets and results of operations of Equity One are included in the consolidated financial statements from the closing date, March 1, 2017, going forward and resulted in the following impact to Revenues and Net income attributable to common stockholders for the three and six months ended June 30, 2017:

	June 30, 2017
(in thousands)	Three months ended	Six months ended
Increase in total revenues	$100,864	135,813
Increase in net income attributable to common stockholders	23,695	29,464
The Company incurred $4.7 million and $74.4 million of merger-related transaction costs during the three and six months ended June 30, 2017, respectively, which are recorded in Other operating expenses in the accompanying Consolidated Statements of Operations. There were no such merger costs incurred during the same periods of 2016 .
Provisional Purchase Price Allocation of Merger
The Equity One merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2017

The following table summarizes the provisional purchase price allocation based on the Company's initial valuation, including estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed:

(in thousands)	Preliminary Purchase Price Allocation
Land	$3,019,448
Building and improvements	2,651,506
Properties in development	70,179
Properties held for sale	19,600
Investments in unconsolidated real estate partnerships	103,566
Real estate assets	5,864,299
Cash, accounts receivable and other assets	112,271
Intangible assets	463,882
Goodwill	246,619
Total assets acquired	6,687,071

Notes payable	757,399
Accounts payable, accrued expenses, and other liabilities	120,616
Lease intangible liabilities	615,951
Total liabilities assumed	1,493,966

Total purchase price	$5,193,105
The acquired assets and assumed liabilities of an acquired operating property generally include, but are not limited to: land, buildings and improvements, identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, and value of acquired in-place leases. This methodology included estimating an “as-if vacant” fair value of the physical property, which includes land, building, and improvements and also determined the estimated fair value of identifiable intangible assets and liabilities, considering the following categories: (i) value of in-place leases, and (ii) above and below-market value of in-place leases. The excess of the purchase price consideration over the fair value of assets acquired and liabilities assumed resulted in goodwill in the business combination, which reflects expected synergies from combining Regency's and Equity One's operations. The goodwill is not expected to be deductible for tax purposes.
The provisional fair market value of the acquired operating properties is based on a valuation prepared by Regency with assistance of a third party valuation specialist. The third party used stabilized NOI and market specific capitalization and discount rates as the primary inputs in determining the fair value of the real estate assets. Management reviewed the inputs used by the third party specialist as well as the allocation of the purchase price to ensure reasonableness and that the procedures were performed in accordance with management's policy. Management and the third party valuation specialist have prepared their provisional fair value estimates for each of the operating properties acquired, but are still in process of reviewing all of the underlying inputs and assumptions; therefore, the purchase price and its allocation, in its entirety, are not yet complete as of the date of this filing. Once the purchase price and allocation are complete, an adjustment to the purchase price or allocation may occur.
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
June 30, 2017

The following table details the provisional weighted average amortization and net accretion periods, in years, of the major classes of intangible assets and intangible liabilities arising from the Equity One merger:

(in years)	Weighted Average Amortization Period
Assets:
In-place leases	10.0
Above-market leases	8.9
Below-market ground leases	52.3
Liabilities:
Acquired lease intangible liabilities	22.6
Pro forma Information
The following unaudited pro forma financial data includes the incremental revenues, operating expenses, depreciation and amortization, and costs of the Equity One acquisition as if it had occurred on January 1, 2016:

		Pro forma (Unaudited)
		Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)		2017	2016	2017	2016
Total revenues		$261,314	251,107	526,488	501,149
Income (loss) from operations	(1)	56,435	42,409	123,832	(9,029)
Net income (loss) attributable to common stockholders	(1)	54,624	36,596	109,434	(20,416)
Income (loss) per common share - basic		$0.32	0.22	0.64	(0.13)
Income (loss) per common share - diluted		0.32	0.22	0.64	(0.12)
(1) The pro forma earnings for the three and six months ended June 30, 2017, were adjusted to exclude $4.7 million and $97.3 million of merger costs, respectively, while 2016 pro forma earnings were adjusted to include all merger costs during the first quarter of 2016.

The pro forma financial data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

3.    Property Dispositions
Dispositions
The following table provides a summary of shopping centers and land parcels disposed of:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Net proceeds from sale of real estate investments	$13,481	$4,384	$15,230	$38,705	(1)
Gain on sale of real estate, net of tax	$4,366	$548	$4,781	$13,417
Provision for impairment of real estate sold	$—	$—	$—	$(1,666)
Number of operating properties sold	1	1	1	4
Number of land parcels sold	5	5	7	10
Percent interest sold	100%	100%	100%	100%
(1) Includes cash deposits received in the previous year.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2017

4.    Notes Payable and Unsecured Credit Facilities
The Company’s outstanding debt consisted of the following:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	June 30, 2017		December 31, 2016
Notes payable:
Fixed rate mortgage loans	4.9%	4.2%	$500,447		384,786
Variable rate mortgage loans	2.4%	2.6%	119,085	(1)	86,969
Fixed rate unsecured public and private debt	4.2%	4.7%	2,325,463		892,170
Total notes payable			2,944,995		1,363,925
Unsecured credit facilities:
Line of Credit (the "Line") (2)	1.9%	2.0%	—		15,000
Term loans	2.4%	2.5%	563,031		263,495
Total unsecured credit facilities			563,031		278,495
Total debt outstanding			$3,508,026		1,642,420

(1)  Includes five mortgages, whose interest rates vary on LIBOR based formulas. Three of these variable rate loans have interest rate swaps in place to fix the interest rates at a range of 2.8% to 4.07%

(2) Weighted average effective and contractual rate for the Line is calculated based on a fully drawn Line balance.
During January 2017, the Company issued $650.0 million of senior unsecured public notes as follows:

•
$300.0 million of 4.4% senior unsecured public notes due in 2047, which priced at 99.110%. The Company used the net proceeds to redeem all of the outstanding shares of its $250 million 6.625% Series 6 preferred stock on February 16, 2017 and to pay down the balance of the Line.

•
$350.0 million of 3.6% senior unsecured public notes due in 2027, which priced at 99.741%. The Company used the net proceeds to repay a $250.0 million Equity One term loan upon the effective date of the merger and to pay merger related transaction costs.

During June 2017, the Company issued an additional $300.0 million under the same terms as the January offering noted above as follows:

•
$125.0 million of 4.4% senior unsecured public notes due in 2047, which priced at 100.784%, whose proceeds will be used to redeem all of the outstanding shares of its $75.0 million 6.000% Series 7 preferred stock on August 23, 2017, with the balance used to pay down the Line.

•
$175.0 million of 3.6% senior unsecured public notes due in 2027, which priced at 100.379%, with proceeds used to retire $112.0 million of mortgage loans with interest rates ranging from 7.0% to 7.8% on various properties, with the balance used to pay down the Line.

The Company completed the following additional debt transactions in connection with the Equity One merger:

•	Increased the size of its Line commitment to $1.0 billion with an accordion feature permitting the Company to request an increase in the facility of up to an additional $500 million.

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
June 30, 2017

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
As of June 30, 2017, scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	June 30, 2017
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2017	$5,372	—	—	5,372
2018	10,641	139,976	—	150,617
2019	10,948	13,216	—	24,164
2020	11,122	51,580	450,000	512,702
2021	11,426	38,998	250,000	300,424
Beyond 5 Years	48,674	266,182	2,215,000	2,529,856
Unamortized debt premium/(discount) and issuance costs	—	11,397	(26,506)	(15,109)
Total	$98,183	521,349	2,888,494	3,508,026

(1) Includes unsecured public debt and unsecured credit facilities.
The Company has $140.0 million of mortgage loans maturing through 2018, which it currently intends to refinance if held with a co-investment partner or pay off if wholly owned. The Company has sufficient capacity on its Line to repay this maturing debt, all of which is in the form of non-recourse mortgage loans.
The Company was in compliance as of June 30, 2017 with the financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities.
Subsequent Event
Subsequent to June 30, 2017, the Company successfully solicited consents from over 96% of the holders of its $300.0 million aggregate principal amount of 3.75% senior unsecured public notes to amend certain provisions of the indenture governing the notes which terminated guarantees provided by certain subsidiaries of the Operating Partnership. The amendments to the indenture became effective on July 28, 2017, upon payment of the consent fee of $1.50 per $1,000 principal amount of the unsecured public notes for which consents were delivered.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2017

5.    Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities)(1)
Effective Date	Maturity Date	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	June 30, 2017	December 31, 2016
6/2/17	6/2/27	$37,500	1 Month LIBOR with Floor	2.366%	$(497)	(580)
4/3/17	12/2/20	300,000	1 Month LIBOR with Floor	1.824%	(1,167)	—
8/1/16	1/5/22	265,000	1 Month LIBOR with Floor	1.053%	8,979	9,889
4/7/16	4/1/23	20,000	1 Month LIBOR	1.303%	641	720
12/1/16	11/1/23	33,000	1 Month LIBOR	1.490%	879	1,013
Total derivative financial instruments					$8,835	11,042

(1) Derivative in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of June 30, 2017, does not have any derivatives that are not designated as hedges. The Company has master netting agreements; however, the Company does not have multiple derivatives subject to a single master netting agreement with the same counterparties. Therefore, none are offset in the accompanying Consolidated Balance Sheets.
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
The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three months ended June 30,			Three months ended June 30,
(in thousands)	2017	2016		2017	2016
Interest rate swaps	$(3,805)	(9,846)	Interest expense	$(3,071)	(2,500)

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Six months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016		2017	2016
Interest rate swaps	$(3,873)	(26,631)	Interest expense	$(5,726)	(4,952)
As of June 30, 2017, the Company expects $9.8 million of net deferred losses on derivative instruments in Accumulated other comprehensive loss, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months. Included in the reclassification is $8.4 million which is related to previously settled swaps on the Company's ten year fixed rate unsecured loans.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2017

6.    Fair Value Measurements
(a) Disclosure of Fair Value of Financial Instruments
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	June 30, 2017		December 31, 2016
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$13,332	13,223	$10,481	10,380
Financial liabilities:
Notes payable	$2,944,995	$2,988,426	$1,363,925	1,435,000
Unsecured credit facilities	$563,031	$565,000	$278,495	279,700
The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of June 30, 2017 and December 31, 2016, respectively. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2017

The following interest rate ranges were used by the Company to estimate the fair value of its financial instruments:

	June 30, 2017		December 31, 2016
	Low	High	Low	High
Notes receivable	7.3%	7.3%	7.2%	7.2%
Notes payable	3.1%	4.1%	2.9%	3.9%
Unsecured credit facilities	2.0%	2.0%	1.5%	1.6%
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2017

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2017
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$29,839	29,839	—	—
Available-for-sale securities	7,009	—	7,009	—
Interest rate derivatives	10,499	—	10,499	—
Total	$47,347	29,839	17,508	—

Liabilities:
Interest rate derivatives	$(1,664)	—	(1,664)	—

	Fair Value Measurements as of December 31, 2016
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$28,588	28,588	—	—
Available-for-sale securities	7,420	—	7,420	—
Interest rate derivatives	11,622	—	11,622	—
Total	$47,630	28,588	19,042	—

Liabilities:
Interest rate derivatives	$(580)	—	(580)	—

7.    Equity and Capital
Preferred Stock of the Parent Company
Redemption:
The Parent Company redeemed all of the issued and outstanding shares of its $250 million 6.625% Series 6 cumulative redeemable preferred stock on February 16, 2017. The redemption price of $25.21 per share included accrued and unpaid dividends, resulting in an aggregate amount being paid of $252.0 million. The funds used to redeem the Series 6 preferred stock were provided by the $300 million 30 year senior unsecured debt offering completed in January 2017, as discussed in note 4.
Subsequent Event:
On July 13, 2017, the Company announced that it will redeem all of the issued and outstanding shares of its $75 million 6% Series 7 cumulative redeemable preferred stock on August 23, 2017. The redemption price of $25.22 per share includes accrued and unpaid dividends resulting in an aggregate amount to be paid of $75.7 million. The Company intends to use proceeds from its senior unsecured notes issued in June 2017 to fund the redemption, as discussed in note 4.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2017

Common Stock of the Parent Company
Issuances:
At the Market ("ATM") Program
The Company's ATM equity offering program authorizes the Parent Company to sell up to $500 million of common stock at prices determined by the market at the time of sale. As of June 30, 2017, $500 million of common stock remained available for issuance under this ATM equity program.
There were no shares issued under the ATM equity program during the three months ended June 30, 2017 or 2016, or during the six months ended June 30, 2017. The following table presents the shares that were issued under the ATM equity program during the six months ended June 30, 2016:

Six months ended June 30,
(dollar amounts are in thousands, except price per share data)	2016
Shares issued (1)	182,787
Weighted average price per share	$68.85
Gross proceeds	$12,584
Commissions	$157
(1) Reflects shares traded in December and settled in January.
Forward Equity Offering
In March 2016, the Parent Company entered into a forward sale agreement (the "Forward Equity Offering") to issue 3.10 million shares of its common stock at an offering price of $75.25 per share before any underwriting discount and offering expenses.
In June 2016, the Parent Company partially settled its forward equity offering by delivering 1.85 million shares of newly issued common stock thereby receiving $137.5 million of net proceeds which were used to repay the Line. The remaining 1.25 million shares must be settled under the forward sale agreement prior to December 27, 2017.
Equity One merger
On March 1, 2017, Regency completed its merger with Equity One, whereby Equity One merged with and into Regency, with Regency continuing as the surviving public company. Under the terms of the merger Agreement, each Equity One stockholder received 0.45 of a newly issued share of Regency common stock for each share of Equity One common stock that they owned immediately prior to the effective time of the Merger resulting in approximately 65.5 million shares being issued to effect the merger.
Common Units of the Operating Partnership
Issuances:
Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.
In April 2017, the Operating Partnership issued 195,732 limited partner units, valued at $13.1 million, as partial purchase price consideration for the acquisition of land to be developed.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2017

Accumulated Other Comprehensive Loss ("AOCI")
The following tables present changes in the balances of each component of AOCI:

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2015	$(58,650)	(43)	(58,693)	(785)	—	(785)	(59,478)
Other comprehensive income before reclassifications	(26,256)	37	(26,219)	(375)	—	(375)	(26,594)
Amounts reclassified from accumulated other comprehensive income	4,874	—	4,874	78	—	78	4,952
Current period other comprehensive income, net	(21,382)	37	(21,345)	(297)	—	(297)	(21,642)
Balance as of June 30, 2016	$(80,032)	(6)	(80,038)	(1,082)	—	(1,082)	(81,120)

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2016	$(18,327)	(19)	(18,346)	(301)	—	(301)	(18,647)
Other comprehensive income before reclassifications	(3,770)	43	(3,727)	(103)	—	(103)	(3,830)
Amounts reclassified from accumulated other comprehensive income	5,638	—	5,638	88	—	88	5,726
Current period other comprehensive income, net	1,868	43	1,911	(15)	—	(15)	1,896
Balance as of June 30, 2017	$(16,459)	24	(16,435)	(316)	—	(316)	(16,751)
The following represents amounts reclassified out of AOCI into income:

AOCI Component	Amount Reclassified from AOCI into income				Affected Line Item(s) Where Net Income is Presented
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Interest rate swaps	$3,071	2,500	$5,726	4,952	Interest expense and Loss on derivative instruments

8.    Stock-Based Compensation
During six months ended June 30, 2017, the Company granted 231,065 shares of restricted stock with a weighted-average grant-date fair value of $71.93 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations.

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
June 30, 2017

The following table reflects the balances of the assets held in the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

(in thousands)	June 30, 2017	December 31, 2016
Assets:
Trading securities held in trust	$29,839	28,588
Liabilities:
Accounts payable and other liabilities	$29,511	28,214

10.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Income from operations attributable to common stockholders - basic	$48,368	34,810	$15,144	82,687
Income from operations attributable to common stockholders - diluted	$48,368	34,810	$15,144	82,687
Denominator:
Weighted average common shares outstanding for basic EPS	170,088	97,657	148,610	97,588
Weighted average common shares outstanding for diluted EPS (1)	170,420	98,218	148,930	98,075

Income per common share – basic	$0.28	0.36	$0.10	0.85
Income per common share – diluted	$0.28	0.35	$0.10	0.84
(1) Includes the dilutive impact of unvested restricted stock and shares issuable under the forward equity offering using the treasury stock method.
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the six months ended June 30, 2017 and 2016 were 238,987 and 154,170, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
June 30, 2017

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Income from operations attributable to common unit holders - basic	$48,472	34,874	$15,229	82,837
Income from operations attributable to common unit holders - diluted	$48,472	34,874	$15,229	82,837
Denominator:
Weighted average common units outstanding for basic EPU	170,410	97,811	148,849	97,742
Weighted average common units outstanding for diluted EPU (1)	170,742	98,372	149,169	98,229

Income per common unit – basic	$0.28	0.36	$0.10	0.85
Income per common unit – diluted	$0.28	0.35	$0.10	0.84
(1) Includes the dilutive impact of unvested restricted stock and the forward equity offering using the treasury stock method.

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
After the announcement of the merger agreement with Equity One on November 14, 2016, a putative class action was filed on behalf of a purported stockholder in the Circuit Court for Duval County, Florida, under the following caption: Robert Garfield on Behalf of Himself and All Others Similarly Situated vs. Regency Centers Corporation, Martin E. Stein, Jr., John C. Schweitzer, Raymond L. Bank, Bryce Blair, C. Ronald Blankenship, J. Dix Druce, Jr., Mary Lou Fiala, David P. O'Connor, and Thomas G. Wattles, No. 16-2017-CA-000688-XXXX-MA, filed February 3, 2017.
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
On February 17, 2017, the defendants entered into a stipulation of settlement with respect to the class action, pursuant to which the parties agreed, among other things, that Regency would make certain supplemental disclosures. The supplemental disclosures were made by Regency in the Current Report on Form 8-K filed by Regency with the SEC on February 17, 2017. The stipulation of settlement remains subject to court approval.
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
June 30, 2017

in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.
Letters of Credit
The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of June 30, 2017 and December 31, 2016, the Company had $5.9 million and $5.8 million, respectively, in letters of credit outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development and redevelopment program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the real estate industry and markets in which the Company operates, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, our ability to successfully integrate the business of Equity One successfully and realize the anticipated synergies and related benefits of our merger with Equity One, changes in national and local economic conditions, financial difficulties of tenants, competitive market conditions, including timing and pricing of acquisitions and sales of properties and building pads ("out-parcels"), changes in leasing activity and market rents, timing of development starts, meeting development schedules, natural disasters in geographic areas in which we operate, cost of environmental remediation, our inability to exercise voting control over the co-investment partnerships through which we own many of our properties, and technology disruptions. For additional information, see “Risk Factors” included here in and in our Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of uncertain events.

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

Overview of Our Strategy
Regency Centers (the "Parent Company") began its operations as a publicly-traded REIT in 1993, and, as of June 30, 2017, had full or partial ownership interests in 428 retail properties primarily anchored by market leading grocery stores. Our properties are principally located in affluent and infill trade areas of the United States and the District of Columbia, and contain 54.2 million square feet ("SF") of gross leasable area ("GLA"). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P., our wholly-owned subsidiaries, and through our co-investment partnerships; however, $500 million of unsecured public and private placement debt is held by the Parent Company, which it assumed through the merger with Equity One.
As of June 30, 2017, the Parent Company owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership and has
Our mission is to be the preeminent national shopping center owner, operator and developer. Our strategy is to:

•
Own and manage an unequaled portfolio of high-quality neighborhood and community shopping centers anchored by market leading grocers and located in affluent suburban and near urban trade areas in the country’s most desirable metro areas. This combination produces highly desirable and attractive centers with best-in-class retailers. These centers command higher rental and occupancy rates resulting in excellent prospects to grow net operating income (NOI);

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
Executing on our Strategy
During the six months ended June 30, 2017:
We had Net income attributable to common stockholders of $15.1 million, net of $74.4 million of merger costs, as compared to $82.7 million during the six months ended 2016.
We completed the merger with Equity One on March 1, 2017 and acquired 121 properties for $5.2 billion, further enhancing the quality of our operating portfolio of retail shopping centers.
We sustained superior same property NOI growth compared to the average of our shopping center peers:

•	We achieved pro-rata same property NOI growth, excluding termination fees, of 3.5% as compared to the same period in the prior year on the newly combined portfolio.

•
We executed 843 leasing transactions in our shopping centers representing 2.9 million pro-rata SF of new and renewal leasing, with trailing twelve month rent spreads of 9.1% on comparable retail operating property spaces.

•	At June 30, 2017, our total property portfolio was 95.0% leased, while our same property portfolio was 95.9% leased.
We developed and redeveloped high quality shopping centers at attractive returns on investment:

•	We started three new developments representing a total investment of $158.5 million upon completion, with projected weighted average returns on investment of 7.1%.

•	Including these new projects, a total of 29 properties were in the process of development or redevelopment, representing a combined investment upon completion of $624 million.
We maintained a conservative balance sheet providing financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
In January 2017, we issued $300.0 million of 4.4% senior unsecured notes due February 1, 2047, the proceeds of which were used to redeem all of the $250.0 million 6.625% Series 6 preferred stock and reduce the balance of the Line.

•	On March 1, 2017 in conjunction with the merger with Equity One, we increased the commitment amount of our line of credit (the "Line") to $1.0 billion.

•
In June 2017, we issued an additional $125.0 million of 4.4% senior unsecured notes due February 1, 2047, the proceeds of which will be used to redeem the $75.0 million of 6.0% Series 7 preferred stock on August 23, 2017, and to repay the Line balance.

•
Also in June 2017, the Company issued an additional $175.0 million of 3.6% senior unsecured public notes due in 2027, with proceeds used to retire $112.0 million of mortgage loans with interest rates ranging from 7.0% to 7.8% on various properties, with the balance used to pay down our Line.

•	At June 30, 2017, our annualized net debt-to-adjusted EBITDA ratio on a pro-rata basis was 5.1x versus 4.5x at December 31, 2016.

Equity One Merger
On March 1, 2017, Regency completed its merger with Equity One, whereby Equity One merged with and into Regency, with Regency continuing as the surviving public company. Under the terms of the Merger Agreement, each Equity One stockholder received 0.45 of a newly issued share of Regency common stock for each share of Equity One common stock owned immediately prior to the effective time of the merger resulting in approximately 65.5 million shares being issued to effect the merger. The following table provides the components that make up the total purchase price for the Equity One merger:

(in thousands, except stock price)	Purchase Price
Shares of common stock issued for merger	65,379
Closing stock price on March 1, 2017	$68.40
Value of common stock issued for merger	$4,471,808
Debt repaid	716,278
Other cash payments	5,019
Total purchase price	$5,193,105

As part of the merger, Regency acquired 121 properties representing 16.0 million SF of GLA, including 8 properties held through co-investment partnerships. The consolidated net assets and results of operations of Equity One are included in the consolidated financial statements from the closing date, March 1, 2017 through June 30, 2017.
Shopping Center Portfolio
The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio:

(GLA in thousands)	June 30, 2017	December 31, 2016
Number of Properties	313	198
Properties in Development	8	6
GLA	39,075	23,931
% Leased – Operating and Development	94.8%	94.8%
% Leased – Operating	95.5%	96.0%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$20.61	$19.70

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio:

(GLA in thousands)	June 30, 2017	December 31, 2016
Number of Properties	115	109
GLA	15,087	13,899
% Leased –Operating	96.2%	96.3%
Weighted average annual effective rent PSF, net of tenant concessions	$20.20	$19.25
For the purpose of the following disclosures of occupancy and leasing activity, "anchor space" is considered space greater than or equal to 10,000 SF and "shop space" is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	June 30, 2017	December 31, 2016
% Leased – Operating	95.7%	96.0%
Anchor space	97.8%	97.8%
Shop space	92.1%	93.1%
The decline in shop space percent leased is due to the merger with Equity One, which has lower shop space occupancy than Regency.
The following table summarizes leasing activity, including our pro-rata share of activity within the portfolio of our co-investment partnerships:

	Six months ended June 30, 2017
	Leasing Transactions (1,3)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
Anchor Leases
New	18	488	$18.85	$5.47	$3.11
Renewal	36	1007	$16.28	$—	$0.68
Total Anchor Leases (1)	54	1,495	$17.12	$1.79	$1.47
Shop Space
New	245	416	$31.17	$12.59	$12.01
Renewal	544	942	$31.31	$1.00	$2.85
Total Shop Space Leases (1)	789	1,358	$31.27	$4.55	$5.65
Total Leases	843	2,853	$23.85	$3.10	$3.46

	Six months ended June 30, 2016
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
Anchor Leases
New	8	235	$12.76	$5.64	$3.07
Renewal	36	885	$12.12	$0.51	$1.43
Total Anchor Leases (1)	44	1,120	$12.25	$1.59	$1.77
Shop Space
New	209	376	$28.85	$13.00	$13.16
Renewal	455	704	$30.57	$1.78	$3.88
Total Shop Space Leases (1)	664	1,080	$29.97	$5.68	$7.11
Total Leases	708	2,200	$20.95	$3.60	$4.39
(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.

(2) Totals for base rent, tenant improvements, and leasing commissions reflect the weighted average PSF.
(3) For the period ending June 30, 2017, amounts include leasing activity of properties acquired from Equity One beginning March 1, 2017.
Total average base rent on signed shop space leases during 2017 was $31.27 and exceeds the average annual base rent of all shop space leases due to expire during the remainder of 2017 of $28.48 PSF, by 8.9%.
Significant Tenants and Concentrations of Risk
We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our most significant tenants, based on their percentage of annualized base rent:

	June 30, 2017
Grocery Anchor	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Kroger	60	6.7%	3.2%
Publix	68	6.1%	3.1%
Albertsons/Safeway	46	4.0%	2.8%
TJX Companies	56	3.2%	2.3%
Whole Foods	26	2.1%	2.2%

(1) Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors.
Bankruptcies and Credit Concerns
Our management team devotes significant time to researching and monitoring retail trends, consumer preferences, customer shopping behaviors, changes in retail delivery methods, and changing demographics in order to anticipate the challenges and opportunities impacting the retail industry. Certain segments of the retail industry face reductions in sales and increased bankruptcies amid stronger competition from e-commerce. A greater shift to e-commerce, large-scale retail business failures, unemployment, and tight credit markets could negatively impact consumer spending and have an adverse effect on our results of operations. We seek to mitigate these potential impacts through tenant diversification, re-tenanting weaker tenants with stronger operators, anchoring our centers with market leading grocery stores that drive foot traffic, and maintaining a presence in affluent suburbs and dense infill trade areas. As a result of our research and findings, we may reduce new leasing, suspend leasing, or curtail allowances for construction of leasehold improvements within a certain retail category or to a specific retailer in order to reduce our risk from bankruptcies and store closings.
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

Results from Operations
Comparison of the three months ended June 30, 2017 to 2016:
Results from operations for the three months ended June 30, 2017, reflect the results of our merger with Equity One on March 1, 2017.
Our revenues increased as summarized in the following table:

	Three months ended June 30,
(in thousands)	2017	2016	Change
Minimum rent	$195,992	109,945	86,047
Percentage rent	1,456	453	1,003
Recoveries from tenants	53,504	32,414	21,090
Other income	3,752	3,460	292
Management, transaction, and other fees	6,601	6,140	461
Total revenues	$261,305	152,412	108,893
Minimum rent increased as follows:

•	$1.6 million increase from rent commencing at development properties;

•	$1.8 million increase from new acquisitions of operating properties;

•
$4.8 million increase in minimum rent from same properties reflecting a $3.5 million increase from rental rate growth on new and renewal leases, and a $1.3 million increase from straight line rent related to a 2016 charge for expected early terminations; and

•	$79.3 million increase from properties acquired through the Equity One merger;

•	reduced by $1.5 million from the sale of operating properties.
Percentage rent increased $1.0 million primarily as a result of properties acquired through the Equity One merger.
Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$373,000 increase from rent commencing at development properties;

•	$615,000 increase from new acquisitions of operating properties;

•	$833,000 increase from same properties associated with higher recoverable costs and improvements in recovery rates; and

•	$19.7 million increase from properties acquired through the Equity One merger;

•	reduced by $457,000 from the sale of operating properties.
Management, transaction, and other fees increased $461,000 primarily from investments in real estate partnerships acquired through the Equity One merger.

Changes in our operating expenses are summarized in the following table:

	Three months ended June 30,
(in thousands)	2017	2016	Change
Depreciation and amortization	$92,230	40,299	51,931
Operating and maintenance	36,105	23,709	12,396
General and administrative	16,746	16,350	396
Real estate taxes	28,871	16,769	12,102
Other operating expenses	6,616	2,440	4,176
Total operating expenses	$180,568	99,567	81,001
Depreciation and amortization costs increased as follows:

•	$736,000 increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$823,000 increase from new acquisitions of operating properties and corporate assets;

•	$1.0 million increase from same properties attributable to recent capital improvements and redevelopments; and

•	$49.8 million increase from properties acquired through the Equity One merger;

•	reduced by $388,000 from the sale of operating properties.
Operating and maintenance costs increased as follows:

•	$420,000 increase from operations commencing at development properties;

•	$444,000 increase from same properties primarily attributable to recoverable costs; and

•	$11.9 million increase from properties acquired through the Equity One merger and other new acquisitions of operating properties;

•	reduced by $321,000 from the sale of operating properties.
Real estate taxes increased as follows:

•	$530,000 increase from new acquisitions of operating properties and development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$265,000 increase from same properties from increased tax assessments; and

•	$11.5 million increase from properties acquired through the Equity One merger;

•	reduced by $201,000 from sold properties.
Other operating expenses increased as follows:

•	$5.3 million increase from properties acquired through the Equity One merger, primarily the $4.7 million of merger costs;

•	reduced by $1.1 million primarily due to acquisition costs incurred in the second quarter of 2016 for the acquisition of Market Common Clarendon.

The following table presents the components of other expense (income):

	Three months ended June 30,
(in thousands)	2017	2016	Change
Interest expense, net
Interest on notes payable	$31,302	21,819	9,483
Interest on unsecured credit facilities	4,313	1,357	2,956
Capitalized interest	(2,033)	(793)	(1,240)
Hedge expense	2,102	2,269	(167)
Interest income	(277)	(251)	(26)
Interest expense, net	35,407	24,401	11,006
Early extinguishment of debt	12,404	—	12,404
Net investment (income) loss	(887)	(602)	(285)
(Income) loss on derivative instruments	—	—	—
Total other expense (income)	$46,924	23,799	23,125
The $11.0 million increase in total interest expense is due to:

•	$9.5 million increase in interest on notes payable due to:

◦	$7.4 million of additional interest on notes payable assumed with the Equity One merger; and

◦	$6.5 million increase from issuances of $650 million of new unsecured debt;

◦	offset by $4.4 million decrease due to the early redemption of our $300 million notes in the third quarter of 2016;

•	$3.0 million increase in interest on unsecured credit facilities related to higher average balances including a new $300 million term loan which closed on March 1, 2017;

•	offset by $1.2 million decrease from higher capitalization of interest based on the size and progress of development and redevelopment projects in process.
During the three months ended June 30, 2017, we prepaid nine mortgages with a portion of the proceeds from our latest unsecured public debt offering, and recognized $12.4 million of debt extinguishment costs.
Our equity in income of investments in real estate partnerships increased as follows:

		Three months ended June 30,
(in thousands)	Regency's Ownership	2017	2016	Change
GRI - Regency, LLC (GRIR)	40.00%	$6,805	6,341	464
New York Common Retirement Fund (NYC)	30.00%	169	—	169
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	2,743	1,881	862
Columbia Regency Partners II, LLC (Columbia II)	20.00%	365	1,393	(1,028)
Cameron Village, LLC (Cameron)	30.00%	204	173	31
RegCal, LLC (RegCal)	25.00%	329	250	79
US Regency Retail I, LLC (USAA)	20.01%	285	242	43
Other investments in real estate partnerships	20.00% - 50.00%	1,340	770	570
Total equity in income of investments in real estate partnerships		$12,240	11,050	1,190
The $1.2 million increase in our equity in income of investments in real estate partnerships is largely attributed to:

•	GRIR had a reduction in depreciation expense related to fully depreciated assets;

•	Columbia I and Other investments in real estate partnerships had an increase in 2017 gains on sale of real estate;

•	Columbia II had a decrease in the gains on sale of real estate as compared to 2016 sales.
The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended June 30,
(in thousands)	2017	2016	Change
Income from operations	$45,807	40,096	5,711
Gain on sale of real estate, net of tax	4,366	548	3,818
Income attributable to noncontrolling interests	(680)	(568)	(112)
Preferred stock dividends and issuance costs	(1,125)	(5,266)	4,141
Net income attributable to common stockholders	$48,368	34,810	13,558
Net income attributable to exchangeable operating partnership units	104	64	40
Net income attributable to common unit holders	$48,472	34,874	13,598
During the three months ended June 30, 2017, we sold one operating property and five land parcels for gains totaling $4.4 million, as compared to gains of $0.5 million from the sale of one operating property and five land parcels during the three months ended June 30, 2016.
Preferred stock dividends decreased $4.1 million due to the redemption of our $250 million 6.625% Series 6 Preferred Stock in February 2017.

Comparison of the six months ended June 30, 2017 to 2016:
Results from operations for the six months ended June 30, 2017, reflect the results of our merger with Equity One on March 1, 2017.
Our revenues increased as summarized in the following table:

	Six months ended June 30,
(in thousands)	2017	2016	Change
Minimum rent	$337,232	217,619	119,613
Percentage rent	4,362	2,156	2,206
Recoveries from tenants	95,328	63,240	32,088
Other income	7,207	6,122	1,085
Management, transaction, and other fees	13,307	12,904	403
Total revenues	$457,436	302,041	155,395
Minimum rent increased as follows:

•	$3.5 million increase from rent commencing at development properties;

•	$5.6 million increase from new acquisitions of operating properties;

•
$8.0 million increase in minimum rent from same properties reflecting a $5.9 million increase from rental rate growth on new and renewal leases, and a $1.8 million increase from straight line rent related to a 2016 charge for expected early terminations; and

•	$105.7 million increase from properties acquired through the Equity One merger;

•	reduced by $3.1 million from the sale of operating properties.
Percentage rent increased $2.2 million primarily as a result of properties acquired through the Equity One merger.

Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$829,000 increase from rent commencing at development properties;

•	$1.8 million increase from new acquisitions of operating properties;

•	$3.7 million increase from same properties associated with higher recoverable costs; and

•	$26.9 million increase from properties acquired through the Equity One merger;

•	reduced by $1.1 million from the sale of operating properties.
Other income, which consists of incidental income earned at our centers, increased $1.1 million from properties acquired through the Equity One merger.
Management, transaction, and other fees increased $403,000 primarily from investments in real estate partnerships acquired through the Equity One merger.
Changes in our operating expenses are summarized in the following table:

	Six months ended June 30,
(in thousands)	2017	2016	Change
Depreciation and amortization	$152,284	79,015	73,269
Operating and maintenance	65,868	46,394	19,474
General and administrative	34,419	32,649	1,770
Real estate taxes	50,321	32,639	17,682
Other operating expenses	78,129	4,747	73,382
Total operating expenses	$381,021	195,444	185,577
Depreciation and amortization costs increased as follows:

•	$1.5 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$2.9 million increase from new acquisitions of operating properties and corporate assets;

•	$2.4 million increase from same properties primarily attributable redevelopments; and

•	$67.6 million increase from properties acquired through the Equity One merger;

•	reduced by $1.1 million from the sale of operating properties.
Operating and maintenance costs increased as follows:

•	$744,000 increase from operations commencing at development properties;

•	$933,000 increase from acquisitions of operating properties;

•	$1.4 million increase primarily from recoverable costs at same properties; and

•	$17.1 million increase from properties acquired through the Equity One merger;

•	reduced by $714,000 from the sale of operating properties.
General and administrative expenses increased $1.8 million from the following:

•	$1.5 million change in the value of participant obligations within the deferred compensation plan, and a

•	$3.3 million increase in general and administrative costs primarily due to the merger, including staffing and occupancy costs; offset by a

•	$3.0 million increase in development overhead capitalization based on the status and size of current development projects.
Real estate taxes increased as follows:

•	$280,000 increase from development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$1.1 million increase from acquisitions of operating properties;

•	$1.3 million increase at same properties from increased tax assessments; and

•	$15.4 million increase from properties acquired through the Equity One merger;

•	reduced by $411,000 from sold properties.
Other operating expenses increased as follows:

•	$422,000 increase in corporate expenses for licenses and franchise taxes; and

•	$75.3 million increase from properties acquired through the Equity One merger and merger costs;

•	reduced by $1.8 million primarily due to acquisition costs incurred in the second quarter of 2016 for the acquisition of Market Common Clarendon; and

•	reduced by $515,000 at same properties primarily from a environmental expenses incurred in the second quarter of 2016.
The following table presents the components of other expense (income):

	Six months ended June 30,
(in thousands)	2017	2016	Change
Interest expense, net
Interest on notes payable	$55,915	44,072	11,843
Interest on unsecured credit facilities	6,744	2,273	4,471
Capitalized interest	(3,290)	(1,766)	(1,524)
Hedge expense	4,204	4,499	(295)
Interest income	(967)	(534)	(433)
Interest expense, net	62,606	48,544	14,062
Provision for impairment	—	1,666	(1,666)
Early extinguishment of debt	12,404	—	12,404
Net investment (income) loss	(1,984)	(446)	(1,538)
Total other expense (income)	$73,026	49,764	23,262
The $14.1 million increase in total interest expense is due to:

•	$11.8 million increase in interest on notes payable due to:

◦	$9.2 million of additional interest on notes payable assumed with the Equity One merger; and

◦	$11.2 million increase from issuances of $650 million of new unsecured debt;

◦	offset by $8.8 million decrease due to the early redemption of our $300 million notes in the third quarter of 2016;

•	$4.5 million increase in interest on unsecured credit facilities related to higher average balances including a new $300 million term loan which closed on March 1, 2017;

•	offset by $1.5 million decrease from higher capitalization of interest based on the size and progress of development and redevelopment projects in process.

During the six months ended June 30, 2017, we prepaid nine mortgages with a portion of the proceeds from our latest unsecured public debt offering, and recognized $12.4 million of debt extinguishment costs.
Net investment income increased $1.5 million, driven by gains within the non-qualified deferred compensation plan during the six months ended June 30, 2017.

Our equity in income of investments in real estate partnerships decreased as follows:

		Six months ended June 30,
(in thousands)	Ownership	2017	2016	Change
GRI - Regency, LLC (GRIR)	40.00%	$13,874	17,113	(3,239)
New York Common Retirement Fund (NYC)	30.00%	234	—	234
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	3,060	2,243	817
Columbia Regency Partners II, LLC (Columbia II)	20.00%	740	1,870	(1,130)
Cameron Village, LLC (Cameron)	30.00%	462	337	125
RegCal, LLC (RegCal)	25.00%	679	479	200
US Regency Retail I, LLC (USAA)	20.01%	652	512	140
Other investments in real estate partnerships	20.00% - 50.00%	1,882	1,417	465
Total equity in income of investments in real estate partnerships		$21,583	23,971	(2,388)
The $2.4 million decrease in our equity in income of investments in real estate partnerships is largely attributed to:

•	GRIR had a decrease in the gain on sale of real estate as compared to 2016 sales offset by a reduction in depreciation expense from fully depreciated assets;

•	Columbia I and Other investments in real estate partnerships had an increase in gain on sale of real estate; and

•	Columbia II had a decrease in gains on sale of real estate as compared to 2016 sales of real estate.
The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

	Six months ended June 30,
(in thousands)	2017	2016	Change
Income from operations	$24,676	80,804	(56,128)
Gain on sale of real estate, net of tax	4,781	13,417	(8,636)
Income attributable to noncontrolling interests	(1,332)	(1,003)	(329)
Preferred stock dividends and issuance costs	(12,981)	(10,531)	(2,450)
Net income attributable to common stockholders	$15,144	82,687	(67,543)
Net income attributable to exchangeable operating partnership units	85	150	(65)
Net income attributable to common unit holders	$15,229	82,837	(67,608)
During the six months ended June 30, 2017, we sold one operating properties and seven land parcels resulting in gains of $4.8 million, compared to gains of $13.4 million from the sale of four operating properties and ten land parcels during the same period in 2016.
Preferred stock dividends and issuance costs increased $2.5 million due to the redemption of our $250 million 6.625% Series 6 Preferred Stock in February 2017 and writing off the original issuance costs.

Supplemental Earnings Information
We use certain non-GAAP performance measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of the Company's operating results. We manage our entire real estate portfolio without regard to ownership structure, although certain decisions impacting properties owned through partnerships require partner approval. Therefore, we believe presenting our pro-rata share of operating results regardless of ownership structure, along with other non-GAAP measures, may assist in comparing the Company's operating results to other REITs'. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change. See "Defined Terms" at the beginning of this Management's Discussion and Analysis.
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
Our pro-rata same property NOI, as adjusted, excluding termination fees, grew from the following major components:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Base rent (1)	$196,532	190,286	6,246	$391,113	378,531	12,582
Percentage rent (1)	1,395	1,527	(132)	6,024	6,329	(305)
Recovery revenue (1)	58,894	58,015	879	119,997	115,435	4,562
Other income (1)	2,752	3,962	(1,210)	6,094	7,633	(1,539)
Operating expenses (1)	70,736	70,801	(65)	145,041	141,716	3,325
Pro-rata same property NOI, as adjusted	$188,837	182,989	5,848	$378,187	366,212	11,975
Less: Termination fees (1)	24	103	(79)	259	901	(642)
Pro-rata same property NOI, as adjusted, excluding termination fees	$188,813	182,886	5,927	$377,928	365,311	12,617
Pro-rata same property NOI growth, as adjusted			3.2%			3.5%
(1) Adjusted for Equity One operating results prior to the merger for these periods. For additional information and details about the Equity One operating results included herein, refer to the Same Property NOI Reconciliation at the end of the Supplemental Earnings section.
Base rent increased $6.2 million and $12.6 million during the three and six months ended June 30, 2017, respectively, driven by increases in rental rate growth on new and renewal leases and contractual rent steps from anchor leases, minimally offset by a slight decrease in occupancy.
Recovery revenue increased $4.6 million during the six months ended June 30, 2017, as a result of increases in recoverable costs, as noted below, and improvements in recovery rates.
Other income decreased $1.2 million and $1.5 million during the three and six months ended June 30, 2017, due to the timing of lease termination fees, easement sales, and settlements.
Operating expenses increased $3.3 million during the six months ended June 30, 2017, primarily due to higher real estate taxes.

Same Property Rollforward:
Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	Three months ended June 30,
	2017		2016
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	402	41,120	302	27,057
Disposed properties	(2)	(57)	(4)	(105)
SF adjustments (1)	—	13	—	12
Ending same property count	400	41,076	298	26,964

	Six months ended June 30,
	2017		2016
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	289	26,392	300	26,508
Acquired properties owned for entirety of comparable periods	1	180	6	443
Developments that reached completion by beginning of earliest comparable period presented	2	330	2	342
Disposed properties	(2)	(57)	(10)	(365)
SF adjustments (1)	—	50	—	36
Properties acquired through Equity One merger	110	14,181	—	—
Ending same property count	400	41,076	298	26,964
(1) SF adjustments arise from remeasurements or redevelopments.

NAREIT FFO and Core FFO:
Our reconciliation of net income attributable to common stock and unit holders to NAREIT FFO and Core FFO is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share information)	2017	2016	2017	2016
Reconciliation of Net income to NAREIT FFO
Net income attributable to common stockholders	$48,368	34,810	$15,144	82,687
Adjustments to reconcile to NAREIT FFO:(1)
Depreciation and amortization (excluding FF&E)	100,144	48,130	167,589	95,545
Provision for impairment to operating properties	—	—	—	659
Gain on sale of operating properties, net of tax	(5,054)	(3,308)	(5,065)	(14,948)
Exchangeable operating partnership units	104	64	85	150
NAREIT FFO attributable to common stock and unit holders	$143,562	79,696	$177,753	164,093
Reconciliation of NAREIT FFO to Core FFO
NAREIT FFO attributable to common stock and unit holders	$143,562	79,696	$177,753	164,093
Adjustments to reconcile to Core FFO:(1)
Development pursuit costs	(74)	395	318	620
Acquisition pursuit and closing costs	110	1,056	137	1,813
Merger related costs	4,676	—	74,408	—
Gain on sale of land	(2,446)	(148)	(2,850)	(7,258)
Provision for impairment to land	—	—	—	512
Loss on derivative instruments and hedge ineffectiveness	(6)	1	(14)	3
Early extinguishment of debt	12,404	14	12,404	14
Preferred redemption charge	—	—	9,369	—
Debt offering interest for merger	—		975	—
Core FFO attributable to common stock and unit holders	$158,226	81,014	$272,500	159,797
(1) Includes Regency's pro-rata share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interests.

Same Property NOI Reconciliation:
Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows:

	Three months ended June 30,
	2017			2016
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Net income attributable to common stockholders	$121,612	(73,244)	48,368	$65,759	(30,949)	34,810
Less:
Management, transaction, and other fees	—	6,601	6,601	—	6,140	6,140
Gain on sale of real estate, net of tax	—	4,366	4,366	—	548	548
Other (2)	4,461	10,603	15,064	644	2,940	3,584
Plus:
Depreciation and amortization	37,796	54,434	92,230	37,275	3,024	40,299
General and administrative	—	16,746	16,746	—	16,350	16,350
Other operating expense, excluding provision for doubtful accounts	84	5,613	5,697	300	1,645	1,945
Other expense (income)	21,986	24,938	46,924	6,777	17,022	23,799
Equity in income (loss) of investments in real estate excluded from NOI (3)	11,820	557	12,377	11,192	816	12,008
Net income attributable to noncontrolling interests	—	680	680	—	568	568
Preferred stock dividends and issuance costs	—	1,125	1,125	—	5,266	5,266
NOI from Equity One prior to merger (4)	—	—	—	62,330	—	62,330
Pro-rata NOI, as adjusted	$188,837	9,279	198,116	$182,989	4,114	187,103

	Six months ended June 30,
	2017			2016
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Net income attributable to common stockholders	$211,295	(196,151)	15,144	$134,846	(52,159)	82,687
Less:
Management, transaction, and other fees	—	13,307	13,307	—	12,904	12,904
Gain on sale of real estate, net of tax	—	4,781	4,781	—	13,417	13,417
Other(2)	7,630	15,632	23,262	2,841	4,651	7,492
Plus:
Depreciation and amortization	75,444	76,840	152,284	73,519	5,496	79,015
General and administrative	—	34,419	34,419	—	32,649	32,649
Other operating expense, excluding provision for doubtful accounts	365	76,278	76,643	896	2,950	3,846
Other expense (income)	30,062	42,964	73,026	14,322	35,442	49,764
Equity in income (loss) of investments in real estate excluded from NOI (3)	25,646	1,064	26,710	19,962	1,835	21,797
Net income attributable to noncontrolling interests	—	1,332	1,332	—	1,003	1,003
Preferred stock dividends and issuance costs	—	12,981	12,981		10,531	10,531
NOI from Equity One prior to merger (4)	43,005	—	43,005	125,508	—	125,508
Pro-rata NOI, as adjusted	$378,187	16,007	394,194	$366,212	6,775	372,987
(1) Includes revenues and expenses attributable to non-same property, sold property, development property, and corporate activities.
(2) Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interest.

(3) Includes non-NOI expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.
(4) NOI from Equity One prior to the merger was derived from the accounting records of Equity One without adjustment. Equity One's financial information for the two month period ended February 28, 2017 and the three and six month periods ended June 30, 2016 was subject to a limited internal review by Regency. Following is Same Property NOI detail for the non-ownership periods of Equity One:

(in thousands)	Two Months Ended February 2017	Three Months Ended June 2016	Six Months Ended June 2016
Base rent	$44,593	$65,481	129,647
Percentage rent	1,151	643	3,203
Recovery revenue	14,175	20,226	40,980
Other income	615	847	1,819
Operating expenses	17,529	24,867	50,141
Pro-rata same property NOI, as adjusted (1)	$43,005	$62,330	125,508
Less: Termination fees	30	18	72
Pro-rata same property NOI, as adjusted, excluding termination fees	$42,975	$62,312	125,436

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
Except for the $500 million of unsecured public and private placement debt assumed with the Equity One merger on March 1, 2017, our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. All remaining debt is held by our Operating Partnership or by our co-investment partnerships. The Operating Partnership is a co-issuer and a guarantor on the outstanding debt of our Parent Company. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. Based upon our available sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs.

In addition to its $97.3 million cash balance, the Company has the following additional sources of capital available:

(in thousands)	June 30, 2017
ATM equity program
Original offering amount	$500,000
Available capacity	$500,000

Forward Equity Offering
Original offering amount	$233,300
Available equity offering to settle (1)	$94,063

Line of Credit
Total commitment amount	$1,000,000
Available capacity (2)	$994,100
Maturity (3)	May 13, 2019

(1) We have 1.25 million shares to settle prior to December 27, 2017 at an offering price of $75.25 per share before any underwriting discount and offering expenses.
(2) Net of letters of credit.
(3) The Company has the option to extend the maturity for two additional six-month periods.
We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders, which were $147.6 million and $107.7 million for the six months ended June 30, 2017 and 2016, respectively. Our dividend distribution policy is set by our Board of Directors, who monitors our financial position. Our Board of Directors recently declared our common stock dividend of $0.53 per share, payable on August 30, 2017. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.
During the next twelve months, we estimate that we will require approximately $303.1 million of cash, including $266.5 million to complete in-process developments and redevelopments, and $36.5 million to repay maturing debt. If we start new developments, redevelop additional shopping centers, or commit to new acquisitions, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease. To meet our cash requirements, we may utilize cash generated from operations, proceeds from the sale of real estate, available borrowings from our Line, and when the capital markets are favorable, proceeds from the sale of equity and the issuance of new long-term debt.
We endeavor to maintain a high percentage of unencumbered assets. At June 30, 2017, 86.5% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our annualized coverage ratio, including our pro-rata share of our partnerships, was 4.3 times and 3.3 times for the periods ended June 30, 2017 and December 31, 2016, respectively.
Our Line, term loans, and unsecured notes require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The debt assumed and issued in conjunction with the Equity One merger contain covenants that are consistent with our existing debt covenants. We are in compliance with these covenants at June 30, 2017 and expect to remain in compliance.
Subsequent to June 30, 2017, we successfully solicited consents from over 96% of the holders of our $300.0 million aggregate principal amount of 3.75% senior unsecured public notes to amend certain provisions of the indenture governing the notes which terminated guarantees provided by certain subsidiaries of the Operating Partnership. The amendments to the indenture became effective on July 28, 2017, upon payment of the consent fee of $1.50 per $1,000 principal amount of the unsecured public notes for which consents were delivered.

Summary of Cash Flow Activity
The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Six months ended June 30,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$175,842	151,297	24,545
Net cash used in investing activities	(769,769)	(316,024)	(453,745)
Net cash provided by financing activities	677,937	152,810	525,127
Net increase (decrease) in cash and cash equivalents	$84,010	(11,917)	95,927
Total cash and cash equivalents	$97,266	24,939	72,327
Net cash provided by operating activities:
Net cash provided by operating activities increased $24.5 million due to:

•	$28.3 million increase in cash from operating income; offset by

•	$3.9 million net decrease in cash due to timing of cash receipts and payments related to operating activities.
Net cash used in investing activities:
Net cash used in investing activities increased by $453.7 million as follows:

	Six months ended June 30,
(in thousands)	2017		2016	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(345)		(297,448)	297,103
Advance deposits paid on acquisition of operating real estate	(100)		(1,500)	1,400
Acquisition of Equity One, net of cash acquired of $72,534	(648,957)	—	—	(648,957)
Real estate development and capital improvements	(161,574)		(75,320)	(86,254)
Proceeds from sale of real estate investments	15,344		36,751	(21,407)
Issuance of notes receivable	(2,837)		—	(2,837)
Investments in real estate partnerships	(3,064)		(3,823)	759
Distributions received from investments in real estate partnerships	30,612		25,746	4,866
Dividends on investment securities	128		137	(9)
Acquisition of securities	(9,853)		(46,306)	36,453
Proceeds from sale of securities	10,877		45,739	(34,862)
Net cash used in investing activities	$(769,769)		(316,024)	(453,745)
Significant changes in investing activities include:

•	We did not acquire any operating properties, other than those included in the merger, during 2017 compared to $297.4 million for two operating property in the same period in 2016.

•
We issued 65.5 million common shares to the shareholders of Equity One valued at $4.5 billion in a stock for stock exchange and merged Equity One into the Company on March 1, 2017. As part of the merger, we paid $649.0 million, net of cash acquired, to repay Equity One credit facilities not assumed with the merger.

•	We invested $86.3 million more in 2017 than the same period in 2016 on real estate development and capital improvements, as further detailed in a table below.

•
We received proceeds of $15.3 million from the sale of seven land parcels and one operating property in 2017, compared to $36.8 million for four shopping centers and ten land parcels in the same period in 2016.

•
We invested $3.1 million in our real estate partnerships during 2017 to fund our share of redevelopment activity, compared to $3.8 million for our share of maturing mortgage debt and redevelopment activity during the same period in 2016.

•
Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $30.6 million received in 2017 is driven by the sale of two operating properties and one land parcel plus our share of financing proceeds from encumbering certain operating properties within one partnership. During the same period in 2016, we received $25.7 million from the sale of six shopping centers within the partnerships.

•	Acquisition of securities and proceeds from sale of securities pertain to equity and debt securities held by our captive insurance company and our deferred compensation plan.
We plan to continue developing and redeveloping shopping centers for long-term investment. We deployed capital of $161.6 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Six months ended June 30,
(in thousands)	2017	2016	Change
Capital expenditures:
Land acquisitions for development / redevelopment	$22,748	—	22,748
Building and tenant improvements	19,458	13,068	6,390
Redevelopment costs	65,463	20,529	44,934
Development costs	41,611	32,883	8,728
Capitalized interest	3,290	1,766	1,524
Capitalized direct compensation	9,004	7,074	1,930
Real estate development and capital improvements	$161,574	75,320	86,254

•	During 2017 we acquired two land parcels for new development projects.

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

•
Development expenditures are higher in 2017 due to the progress towards completion of our development projects currently in process. At June 30, 2017 and December 31, 2016, we had eight and six development projects, respectively, that were either under construction or in lease up. See the tables below for more details about our development projects.

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

The following table summarizes our development projects (in thousands, except cost PSF):

				June 30, 2017
Property Name	Market	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Northgate Marketplace Ph II	Medford, OR	Q4-15	Oct-16	40,700	95%	177	230
The Market at Springwoods Village (2)	Houston , TX	Q1-16	May-17	27,598	62%	89	310
The Village at Tustin Legacy	Los Angeles, CA	Q3-16	Oct-17	37,822	69%	112	338
Chimney Rock Crossing	New York, NY	Q4-16	May-18	71,175	47%	218	326
The Village at Riverstone	Houston, TX	Q4-16	Aug-18	30,638	44%	165	186
The Field at Commonwealth	Metro DC	Q1-17	June-18	44,677	40%	187	239
Pinecrest Place (3)	Miami, FL	Q1-17	Mar-18	16,427	9%	70	235
Mellody Farm	Chicago, IL	Q2-17	Oct-18	97,399	25%	252	387
Total				$366,436	47%	1,270	$289

(1) Includes leasing costs and is net of tenant reimbursements.
(2)  Estimated Net Development Costs are reported at full project cost. Our ownership interest in this consolidated property is 53%. Anchor rent commencement date is May-2017. Expected Anchor opening date is Oct-2017.

(3) Estimated Net Development Costs for Pinecrest Place excludes the cost of land, which the Company has leased long term.
The following table summarizes our completed development projects (in thousands, except cost PSF):

		Six months ended June 30, 2017
Property Name	Location	Completion Date	Net Development Costs (1)	GLA	Cost PSF of GLA (1)
Willow Oaks Crossing	Charlotte, NC	Q1-17	$13,991	69	$203
(1) Includes leasing costs and is net of tenant reimbursements.
Net cash provided by financing activities:
Net cash flows generated from financing activities increased by $525.1 million during 2017 ,as follows:

	Six months ended June 30,
(in thousands)	2017	2016	Change
Cash flows from financing activities:
Equity issuances	$—	149,788	(149,788)
Repurchase of common shares in conjunction with equity award plans	(18,998)	(7,984)	(11,014)
Preferred stock redemption	(250,000)	—	(250,000)
Distributions to limited partners in consolidated partnerships, net	(5,891)	(2,214)	(3,677)
Dividend payments	(147,574)	(107,746)	(39,828)
Unsecured credit facilities	285,000	145,000	140,000
Proceeds from debt issuance	1,077,203	20,000	1,057,203
Debt repayment	(250,047)	(44,646)	(205,401)
Payment of loan costs	(11,832)	(292)	(11,540)
Proceeds from sale of treasury stock, net	76	904	(828)
Net cash provided by financing activities	$677,937	$152,810	$525,127

Significant financing activities during the six months ended June 30, 2017 and 2016 include the following:

•
We raised $149.8 million during 2016 by issuing 182,787 shares of common stock through our ATM program at an average price of $68.85 per share resulting in net proceeds of $12.3 million, and by settling 1,850,000 shares under our forward equity offering at an average price of $74.32 per share resulting in proceeds of $137.5 million.

•
We repurchased for cash a portion of the common stock related to stock based compensation to satisfy employee federal and state tax withholding requirements. The repurchases increased $11.0 million in 2017 due to the vesting of Equity One's stock based compensation program as a result of the merger.

•	We redeemed all of the issued and outstanding shares of $250.0 million 6.625% Series 6 cumulative redeemable preferred stock on February 16, 2017.

•	Distributions to limited partners in consolidated partnerships, net increased $3.7 million from a distribution of financing proceeds to a partner during May 2017.

•
As a result of the common shares issued during 2016 and common shares issued as merger consideration during 2017, combined with an increase in our quarterly dividend rate over the comparable periods, our dividend payments increased $39.8 million.

•
We received $300.0 million in proceeds upon closing a new term loan and used the funds to repay a $300.0 million Equity One term loan that became due upon merger. We also repaid the outstanding $15.0 million balance on our Line with proceeds from the June senior unsecured notes discussed below.

•	The $1.1 billion of proceeds in 2017 related to the following activity:
In January and June, we issued $650.0 million and $300.0 million of senior unsecured public notes, respectively. The notes are in two tranches of which $425.0 million is due in 2047 and $525.0 million is due in 2027. The January proceeds of $648.0 million were used to redeem all of our $250.0 million Series 6 preferred stock and to repay Equity One's $250.0 million term loan and Equity One's outstanding Line balance upon the effective date of the merger.
A portion of the June proceeds of $305.1 million was used to retire approximately $112.0 million of loans secured by mortgages with interest rates ranging from 7.0% to 7.8% on various properties and to reduce the outstanding balance on the Line. We intend to use the remainder of the proceeds to redeem all of our $75.0 million Series 7 preferred stock in August and for general corporate purposes.

•	We received proceeds of $122.5 million from mortgage loans and $1.6 million from development construction draws, all within consolidated real estate partnerships.

•	We paid $250.0 million to repay or refinance mortgage loans and pay scheduled principal payments as compared to $44.6 million in 2016.

•	In connection with the new debt issued above, including expanding our Line commitment, we incurred $11.8 million of loan costs.

Investments in Real Estate Partnerships
The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Number of Co-investment Partnerships	12	11
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	115	109
Assets	$2,905,230	2,608,742	$1,003,851	878,977
Liabilities	1,668,624	1,404,588	569,165	473,255
Equity	1,236,606	1,204,154	434,686	405,722
less: Negative investment in US Regency Retail I, LLC (2)			$8,376	—
add: Basis difference			44,143	1,382
add: Restricted Gain Method deferral			(30,902)	(30,902)
less: Impairment of investment in real estate partnerships			(1,300)	(1,300)
less: Net book equity in excess of purchase price			(78,203)	(78,203)
Investments in real estate partnerships			$376,800	296,699
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
Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	June 30, 2017	December 31, 2016
GRI - Regency, LLC (GRIR)	40.00%	$198,995	201,240
New York Common Retirement Fund (NYC) (1)	30.00%	57,726	—
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7,488	9,687
Columbia Regency Partners II, LLC (Columbia II)	20.00%	13,960	14,750
Cameron Village, LLC (Cameron)	30.00%	12,129	11,877
RegCal, LLC (RegCal)	25.00%	21,022	21,516
US Regency Retail I, LLC (USAA) (2)	20.01%	—	13,176
Other investments in real estate partnerships (1)	20.00% - 50.00%	65,480	24,453
Total investment in real estate partnerships		$376,800	296,699
(1) Includes investments in real estate partnerships acquired as part of the Equity One merger, which was effective on March 1, 2017.
(2) During the first quarter of 2017, the USAA partnership distributed proceeds from debt refinancing in excess of Regency's carrying value of its investment resulting in a negative investment balance of $8.4 million, which is recorded within Accounts payable and other liabilities in the Consolidated Balance Sheets.

Notes Payable - Investments in Real Estate Partnerships
Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	June 30, 2017
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2017	$10,016	—	19,635	29,651	7,559
2018	21,059	67,022	—	88,081	28,422
2019	19,852	73,259	—	93,111	24,448
2020	16,823	222,199	—	239,022	86,167
2021	10,818	269,942	—	280,760	100,402
Beyond 5 Years	10,580	819,000	—	829,580	286,440
Net unamortized loan costs, debt premium / (discount)	—	(10,898)	—	(10,898)	(3,512)
Total	$89,148	1,440,524	19,635	1,549,307	529,926

At June 30, 2017, our investments in real estate partnerships had notes payable of $1.5 billion maturing through 2031, of which 98.7% had a weighted average fixed interest rate of 4.7%. The remaining notes payable float over LIBOR and had a weighted average variable interest rate of 2.7%. These notes payable are all non-recourse, and our pro-rata share was $529.9 million as of June 30, 2017. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions. We are obligated to contribute our pro-rata share to fund maturities if they are not refinanced. We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.
Management fee income
In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Asset management, property management, leasing, and investment and financing services	$6,318	5,981	12,851	12,594

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

As of June 30, 2017 we and our Investments in real estate partnerships had accrued liabilities of $10.7 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contaminants and liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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
On March 1, 2017, we completed the Merger with Equity One, whereby Equity One merged with and into the Parent Company with the Parent Company continuing as the surviving corporation. As permitted by SEC guidance for newly acquired businesses, we excluded Equity One from our assessment of internal control over financial reporting, which represented total assets acquired of $6.7 billion (approximately 60% of Company's Total assets) as of June 30, 2017. We are in the process of integrating Equity One's operations into our internal control structure. None of these integration activities are expected to have a material impact on our system of internal control over financial reporting.
There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2017 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
On March 1, 2017, we completed the Merger with Equity One, whereby Equity One merged with and into the Parent Company with the Parent Company continuing as the surviving corporation. As permitted by SEC guidance for newly acquired businesses, we excluded Equity One from our assessment of internal control over financial reporting, which represented total assets of $6.7 billion (approximately 60% of Company's Total assets) as of June 30, 2017. We are in the process of integrating Equity One's operations into our internal control structure. None of these integration activities are expected to have a material impact on our system of internal control over financial reporting.
There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2017 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors
The following represent new, emerging or updated risk factors, and should be read together with the risk factors disclosed in item 1A. of Part I of our Form 10-K for the year ended December 31, 2016:
Risks Relating to Our Industry and Real Estate Investments
The integration of bricks and mortar stores with e-commerce retailers may have an adverse impact on our revenue and cash flow.
The recent announcement of the proposed merger of Amazon.com with Whole Foods Market, Inc has highlighted the increasing impact of e-commerce on retailers and the shopping habits of retail customers. Although no definite conclusions can be made at this time these trends may also have an impact on decisions that retailers make regarding their bricks and mortar stores. Changes in shopping trends as a result of the growth in e-commerce may also impact the profitability of retailers that do not adapt to changes in market conditions. These conditions could adversely impact our results of operations and cash flows if we are unable to meet the needs of our tenants or if our tenants encounter financial difficulties as a result of changing market conditions.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the quarter ended June 30, 2017.
The following table represents information with respect to purchases by the Parent Company of its common stock during the months in the three month period ended June 30, 2017.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2017	380	$65.47	—	—
May 1 through May 31, 2017	756	$60.86	—	—
June 1 through June 30, 2017	35	$62.37	—	—
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
Ex #    Description

1.
 Form of Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and the parties listed below (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on May 17, 2017).  The Equity Distribution Agreements listed below are substantially identical in all material respects to the Form of Equity Distribution Agreement, except for the identities of the parties, and have not been filed as exhibits to the Company’s 1934 Act reports pursuant to Instruction 2 to item 601 of Regulation S-K:

a.	Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and Wells Fargo Securities, LLC;

b.	Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and J.P. Morgan Securities LLC;

c.	Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated;

d.	Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and BB&T Capital Markets, a division of BB&T Securities, LLC;

e.	Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and BTIG, LLC;

f.	Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and RBC Capital Markets, LLC;

g.	Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and SunTrust Robinson Humphrey, Inc.; and

h.	Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and Mizuho Securities USA LLC.

3.	a. Restated Articles of Incorporation of Regency Centers Corporation (amendment is incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 1, 2017).

3.	b. Amended and Restated Bylaws of Regency Centers Corporation (amendment is incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on March 1, 2017).

4.
a. Supplemental Indenture No. 14, dated as of March 1, 2017, among Equity One, Inc., Regency Centers Corporation, Regency Centers, L.P., and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 1, 2017).

4.
b. Supplemental Indenture No. 15, dated as of July 26, 2017, among Regency Centers Corporation, Regency Centers, L.P., and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 27, 2017).

4.	c. Assumption Agreement, dated as of March 1, 2017, by Regency Centers Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 1, 2017)

10.
a. Term Loan Agreement, dated as of March 2, 2017, by and among Regency Centers, L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 2, 2017).

b. Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of March 2, 2017, by and among Regency Centers, L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 2, 2017).
c. Sixth Amendment to Term Loan Agreement, dated as of March 2, 2017, by and among Regency Centers L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on March 2, 2017).
d. Forward Master Confirmation, dated May 17, 2017, by and between Regency Centers Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed on May 17, 2017).
e. Forward Master Confirmation, dated May 17, 2017, by and between Regency Centers Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 1.3 to the Company’s Form 8-K filed on May 17, 2017).
f. Forward Master Confirmation, dated May 17, 2017, by and between Regency Centers Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 1.4 to the Company’s Form 8-K filed on May 17, 2017).
g. Forward Master Confirmation, dated May 17, 2017, by and between Regency Centers Corporation and Royal Bank of Canada (incorporated by reference to Exhibit 1.5 to the Company’s Form 8-K filed on May 17, 2017).
h. Amendment to Forward Sale Agreement dated as of March 17, 2016 between Regency Centers Corporation and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 14, 2017).

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

August 8, 2017	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

August 8, 2017	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)