Form 10-Q
period 2017-09-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2017-11-06
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s common stock was 170,110,464 as of November 2, 2017.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2017, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”,"Regency Centers" or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of September 30, 2017, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
Stockholders' equity, partners' capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Parent Company and those of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units. The limited partners' units in the Operating Partnership owned by third parties are accounted for in partners' capital in the Operating Partnership's financial statements and outside of stockholders' equity in noncontrolling interests in the Parent Company's financial statements.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
September 30, 2017 and December 31, 2016
(in thousands, except share data)

	2017	2016
Assets	(unaudited)
Real estate investments at cost:
Land	$4,578,145	1,660,424
Buildings and improvements	5,834,405	3,092,197
Properties in development	433,707	180,878
	10,846,257	4,933,499
Less: accumulated depreciation	1,281,510	1,124,391
	9,564,747	3,809,108
Properties held for sale	27,802	—
Investments in real estate partnerships	380,930	296,699
Net real estate investments	9,973,479	4,105,807
Cash and cash equivalents	23,543	13,256
Restricted cash	7,098	4,623
Tenant and other receivables, net of allowance for doubtful accounts and straight-line rent reserves of $12,279 and $9,021 at September 30, 2017 and December 31, 2016, respectively	143,153	111,722
Deferred leasing costs, less accumulated amortization of $91,213 and $83,529 at September 30, 2017 and December 31, 2016, respectively	71,826	69,000
Acquired lease intangible assets, less accumulated amortization of $123,662 and $56,695 at September 30, 2017 and December 31, 2016, respectively	508,868	118,831
Other assets	390,778	65,667
Total assets	$11,118,745	4,488,906
Liabilities and Equity
Liabilities:
Notes payable	$2,943,986	1,363,925
Unsecured credit facilities	578,144	278,495
Accounts payable and other liabilities	276,363	138,936
Acquired lease intangible liabilities, less accumulated amortization of $49,968 and $23,538 at September 30, 2017 and December 31, 2016, respectively	637,217	54,180
Tenants’ security, escrow deposits and prepaid rent	46,351	28,868
Total liabilities	4,482,061	1,864,404
Commitments and contingencies	—	—
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at December 31, 2016, with liquidation preferences of $25 per share	—	325,000
Common stock, $0.01 par value per share, 220,000,000 and 150,000,000 shares authorized; 170,109,043 and 104,497,286 shares issued at September 30, 2017 and December 31, 2016, respectively	1,701	1,045
Treasury stock at cost, 362,764 and 347,903 shares held at September 30, 2017 and December 31, 2016, respectively	(18,048)	(17,062)
Additional paid in capital	7,779,103	3,294,923
Accumulated other comprehensive loss	(14,141)	(18,346)
Distributions in excess of net income	(1,153,153)	(994,259)
Total stockholders’ equity	6,595,462	2,591,301
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $21,708 and $10,630 at September 30, 2017 and December 31, 2016, respectively	10,906	(1,967)
Limited partners’ interests in consolidated partnerships	30,316	35,168
Total noncontrolling interests	41,222	33,201
Total equity	6,636,684	2,624,502
Total liabilities and equity	$11,118,745	4,488,906
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Minimum rent	$195,393	111,886	$532,625	329,506
Percentage rent	1,147	495	5,509	2,651
Recoveries from tenants and other income	59,554	34,532	162,089	103,894
Management, transaction, and other fees	6,047	5,855	19,353	18,759
Total revenues	262,141	152,768	719,576	454,810
Operating expenses:
Depreciation and amortization	91,474	40,705	243,757	119,721
Operating and maintenance	38,020	23,373	103,888	69,767
General and administrative	15,199	16,046	49,618	48,695
Real estate taxes	29,315	17,058	79,636	49,697
Other operating expenses (note 2)	3,195	1,046	81,621	5,795
Total operating expenses	177,203	98,228	558,520	293,675
Other expense (income):
Interest expense, net	34,679	21,945	97,285	70,489
Provision for impairment	—	—	—	1,666
Early extinguishment of debt	—	13,943	12,404	13,943
Net investment (income) loss, including unrealized (gains) losses of ($842) and ($383), and ($1,705) and ($888) for the three and nine months ended September 30, 2017 and 2016, respectively	(971)	(821)	(2,955)	(1,268)
Loss on derivative instruments	—	40,586	—	40,586
Total other expense (income)	33,708	75,653	106,734	125,416
Income from operations before equity in income of investments in real estate partnerships	51,230	(21,113)	54,322	35,719
Equity in income of investments in real estate partnerships	12,221	22,647	33,804	46,618
Income from operations	63,451	1,534	88,126	82,337
Gain on sale of real estate, net of tax	131	9,580	4,913	22,997
Net income	63,582	11,114	93,039	105,334
Noncontrolling interests:
Exchangeable operating partnership units	(132)	(16)	(217)	(165)
Limited partners’ interests in consolidated partnerships	(637)	(527)	(1,884)	(1,380)
Income attributable to noncontrolling interests	(769)	(543)	(2,101)	(1,545)
Net income attributable to the Company	62,813	10,571	90,938	103,789
Preferred stock dividends and issuance costs	(3,147)	(5,266)	(16,128)	(15,797)
Net income attributable to common stockholders	$59,666	5,305	$74,810	87,992

Income per common share - basic	$0.35	0.05	$0.48	0.88
Income per common share - diluted	$0.35	0.05	$0.48	0.88
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$63,582	11,114	$93,039	105,334
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(39)	1,294	(3,911)	(25,338)
Reclassification adjustment of derivative instruments included in net income	2,329	43,111	8,054	48,063
Unrealized gain on available-for-sale securities	8	53	51	90
Other comprehensive income	2,298	44,458	4,194	22,815
Comprehensive income	65,880	55,572	97,233	128,149
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	769	543	2,101	1,545
Other comprehensive income (loss) attributable to noncontrolling interests	5	158	(11)	(139)
Comprehensive income attributable to noncontrolling interests	774	701	2,090	1,406
Comprehensive income attributable to the Company	$65,106	54,871	$95,143	126,743
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the nine months ended September 30, 2017 and 2016 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$325,000	972	(19,658)	2,742,508	(58,693)	(936,020)	2,054,109	(1,975)	30,486	28,511	2,082,620
Net income	—	—	—	—	—	103,789	103,789	165	1,380	1,545	105,334
Other comprehensive loss	—	—	—	—	22,954	—	22,954	33	(172)	(139)	22,815
Deferred compensation plan, net	—	—	2,776	(2,776)	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	9,965	—	—	9,967	—	—	—	9,967
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(7,835)	—	—	(7,835)	—	—	—	(7,835)
Common stock issued under dividend reinvestment plan	—	—	—	804	—	—	804	—	—	—	804
Common stock issued, net of issuance costs	—	71	—	549,474	—	—	549,545	—	—	—	549,545
Contributions from partners	—	—	—	—	—	—	—	—	8,675	8,675	8,675
Distributions to partners	—	—	—	(538)	—	—	(538)	—	(5,224)	(5,224)	(5,762)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(15,797)	(15,797)	—	—	—	(15,797)
Common stock/unit ($1.50 per share)	—	—	—	—	—	(149,853)	(149,853)	(229)	—	(229)	(150,082)
Balance at September 30, 2016	$325,000	1,045	(16,882)	3,291,602	(35,739)	(997,881)	2,567,145	(2,006)	35,145	33,139	2,600,284

Balance at December 31, 2016	$325,000	1,045	(17,062)	3,294,923	(18,346)	(994,259)	2,591,301	(1,967)	35,168	33,201	2,624,502
Net income	—	—	—	—	—	90,938	90,938	217	1,884	2,101	93,039
Other comprehensive income	—	—	—	—	4,205	—	4,205	6	(17)	(11)	4,194
Deferred compensation plan, net	—	—	(986)	977	—	—	(9)	—	—	—	(9)
Restricted stock issued, net of amortization	—	2	—	10,918	—	—	10,920	—	—	—	10,920
Common stock redeemed for taxes withheld for stock based compensation, net	—	(1)	—	(18,431)	—	—	(18,432)	—	—	—	(18,432)
Common stock issued under dividend reinvestment plan	—	—	—	908	—	—	908	—	—	—	908
Common stock issued, net of issuance costs	—	654	—	4,470,759	—	—	4,471,413	—	—	—	4,471,413
Restricted stock issued upon Equity One merger	—	1	—	7,950	—	—	7,951	—	—	—	7,951
Redemption of preferred stock	(325,000)	—	—	11,099	—	(11,099)	(325,000)	—	—	—	(325,000)
Contributions from partners	—	—	—	—	—	—	—	13,100	367	13,467	13,467
Distributions to partners	—	—	—	—	—	—	—	—	(7,086)	(7,086)	(7,086)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(5,029)	(5,029)	—	—	—	(5,029)
Common stock/unit ($1.57 per share)	—	—	—	—	—	(233,704)	(233,704)	(450)	—	(450)	(234,154)
Balance at September 30, 2017	$—	1,701	(18,048)	7,779,103	(14,141)	(1,153,153)	6,595,462	10,906	30,316	41,222	6,636,684
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2017 and 2016
(in thousands)
(unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$93,039	105,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243,757	119,721
Amortization of deferred loan cost and debt premium	7,144	7,242
(Accretion) and amortization of above and below market lease intangibles, net	(18,784)	(2,296)
Stock-based compensation, net of capitalization	16,836	7,554
Equity in income of investments in real estate partnerships	(33,804)	(46,618)
Gain on sale of real estate, net of tax	(4,913)	(22,997)
Provision for impairment	—	1,666
Early extinguishment of debt	12,404	13,943
Distribution of earnings from operations of investments in real estate partnerships	40,817	39,765
Loss on derivative instruments	51	—
Deferred compensation expense	2,885	1,249
Realized and unrealized (gain) loss on investments	(2,878)	(1,268)
Changes in assets and liabilities:
Restricted cash	(1,569)	(84)
Accounts receivable, net	2,574	3,715
Straight-line rent receivables, net	(13,901)	(4,894)
Deferred leasing costs	(10,294)	(7,841)
Other assets	8,075	(59)
Accounts payable and other liabilities	4,908	12,607
Tenants’ security, escrow deposits and prepaid rent	(2,490)	(1,406)
Net cash provided by operating activities	343,857	225,333
Cash flows from investing activities:
Acquisition of operating real estate	(2,109)	(333,220)
Advance deposits paid on acquisition of operating real estate	(350)	1,250
Acquisition of Equity One, net of cash acquired of $72,534	(648,763)	—
Real estate development and capital improvements	(241,834)	(146,773)
Proceeds from sale of real estate investments	15,397	83,675
Issuance of notes receivable	(3,460)	—
Investments in real estate partnerships	(12,296)	(13,127)
Distributions received from investments in real estate partnerships	36,603	52,536
Dividends on investment securities	200	189
Acquisition of securities	(14,011)	(53,290)
Proceeds from sale of securities	11,974	54,176
Net cash used in investing activities	(858,649)	(354,584)
Cash flows from financing activities:
Net proceeds from common stock issuance	—	549,545
Repurchase of common shares in conjunction with equity award plans	(19,251)	(8,013)
Proceeds from sale of treasury stock	100	957
Redemption of preferred stock and partnership units	(325,000)	—
Distributions to limited partners in consolidated partnerships, net	(7,031)	(3,126)
Distributions to exchangeable operating partnership unit holders	(450)	(229)
Dividends paid to common stockholders	(232,796)	(149,049)
Dividends paid to preferred stockholders	(5,029)	(15,797)
Repayment of fixed rate unsecured notes	—	(300,000)
Proceeds from issuance of fixed rate unsecured notes, net	953,115	—
Proceeds from unsecured credit facilities	950,000	395,000
Repayment of unsecured credit facilities	(650,000)	(295,000)
Proceeds from notes payable	126,999	20,223
Repayment of notes payable	(232,839)	(41,584)
Scheduled principal payments	(7,452)	(4,462)
Payment of loan costs	(12,868)	(1,954)
Early redemption costs	(12,419)	(13,214)
Net cash provided by financing activities	525,079	133,297
Net increase in cash and cash equivalents	10,287	4,046
Cash and cash equivalents at beginning of the period	13,256	36,856
Cash and cash equivalents at end of the period	$23,543	40,902

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2017, and 2016
(in thousands)
(unaudited)

	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $5,778 and $2,622 in 2017 and 2016, respectively)	$73,273	54,904
Cash received for income tax refunds, net of payments	$670	—
Supplemental disclosure of non-cash transactions:
Exchangeable operating partnership units issued for acquisition of real estate	$13,100	—
Common stock issued under dividend reinvestment plan	$908	804
Stock-based compensation capitalized	$2,459	2,561
Contributions from limited partners in consolidated partnerships, net	$311	8,674
Common stock issued for dividend reinvestment in trust	$557	556
Contribution of stock awards into trust	$1,372	1,513
Distribution of stock held in trust	$677	4,096
Change in fair value of securities available-for-sale	$51	90
Equity One Merger:
Notes payable assumed in Equity One merger, at fair value	$757,399	—
Common stock exchanged for Equity One shares	$(4,471,808)	—
Deconsolidation of previously consolidated partnership:
Real estate, net	$—	14,075
Investments in real estate partnerships	$—	(3,355)
Notes payable	$—	(9,415)
Other assets and liabilities	$—	640
Limited partners' interest in consolidated partnerships	$—	(2,099)
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
September 30, 2017 and December 31, 2016
(in thousands, except unit data)

	2017	2016
Assets	(unaudited)
Real estate investments at cost:
Land	$4,578,145	1,660,424
Buildings and improvements	5,834,405	3,092,197
Properties in development	433,707	180,878
	10,846,257	4,933,499
Less: accumulated depreciation	1,281,510	1,124,391
	9,564,747	3,809,108
Properties held for sale	27,802	—
Investments in real estate partnerships	380,930	296,699
Net real estate investments	9,973,479	4,105,807
Cash and cash equivalents	23,543	13,256
Restricted cash	7,098	4,623
Tenant and other receivables, net of allowance for doubtful accounts and straight-line rent reserves of $12,279 and $9,021 at September 30, 2017 and December 31, 2016, respectively	143,153	111,722
Deferred leasing costs, less accumulated amortization of $91,213 and $83,529 at September 30, 2017 and December 31, 2016, respectively	71,826	69,000
Acquired lease intangible assets, less accumulated amortization of $123,662 and $56,695 at September 30, 2017 and December 31, 2016, respectively	508,868	118,831
Trading securities held in trust	—	—
Other assets	390,778	65,667
Total assets	$11,118,745	4,488,906
Liabilities and Capital
Liabilities:
Notes payable	$2,943,986	1,363,925
Unsecured credit facilities	578,144	278,495
Accounts payable and other liabilities	276,363	138,936
Acquired lease intangible liabilities, less accumulated amortization of $49,968 and $23,538 at September 30, 2017 and December 31, 2016, respectively	637,217	54,180
Tenants’ security, escrow deposits and prepaid rent	46,351	28,868
Total liabilities	4,482,061	1,864,404
Commitments and contingencies	—	—
Capital:
Partners’ capital:
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at December 31, 2016, liquidation preference of $25 per unit	—	325,000
General partner; 170,109,043 and 104,497,286 units outstanding at September 30, 2017 and December 31, 2016, respectively	6,609,603	2,284,647
Limited partners; 349,902 and 154,170 units outstanding at September 30, 2017 and December 31, 2016, respectively	10,906	(1,967)
Accumulated other comprehensive loss	(14,141)	(18,346)
Total partners’ capital	6,606,368	2,589,334
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	30,316	35,168
Total noncontrolling interests	30,316	35,168
Total capital	6,636,684	2,624,502
Total liabilities and capital	$11,118,745	4,488,906
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Minimum rent	$195,393	111,886	$532,625	329,506
Percentage rent	1,147	495	5,509	2,651
Recoveries from tenants and other income	59,554	34,532	162,089	103,894
Management, transaction, and other fees	6,047	5,855	19,353	18,759
Total revenues	262,141	152,768	719,576	454,810
Operating expenses:
Depreciation and amortization	91,474	40,705	243,757	119,721
Operating and maintenance	38,020	23,373	103,888	69,767
General and administrative	15,199	16,046	49,618	48,695
Real estate taxes	29,315	17,058	79,636	49,697
Other operating expenses (note 2)	3,195	1,046	81,621	5,795
Total operating expenses	177,203	98,228	558,520	293,675
Other expense (income):
Interest expense, net	34,679	21,945	97,285	70,489
Provision for impairment	—	—	—	1,666
Early extinguishment of debt	—	13,943	12,404	13,943
Net investment (income) loss, including unrealized (gains) losses of ($842) and ($383), and ($1,705) and ($888) for the three and nine months ended September 30, 2017 and 2016, respectively	(971)	(821)	(2,955)	(1,268)
Loss on derivative instruments	—	40,586	—	40,586
Total other expense (income)	33,708	75,653	106,734	125,416
Income from operations before equity in income of investments in real estate partnerships	51,230	(21,113)	54,322	35,719
Equity in income of investments in real estate partnerships	12,221	22,647	33,804	46,618
Income from operations	63,451	1,534	88,126	82,337
Gain on sale of real estate, net of tax	131	9,580	4,913	22,997
Net income	63,582	11,114	93,039	105,334
Limited partners’ interests in consolidated partnerships	(637)	(527)	(1,884)	(1,380)
Net income attributable to the Partnership	62,945	10,587	91,155	103,954
Preferred unit distributions and issuance costs	(3,147)	(5,266)	(16,128)	(15,797)
Net income attributable to common unit holders	$59,798	5,321	$75,027	88,157

Income per common unit - basic	$0.35	0.05	$0.48	0.88
Income per common unit - diluted	$0.35	0.05	$0.48	0.88
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$63,582	11,114	$93,039	105,334
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(39)	1,294	(3,911)	(25,338)
Reclassification adjustment of derivative instruments included in net income	2,329	43,111	8,054	48,063
Unrealized gain on available-for-sale securities	8	53	51	90
Other comprehensive income	2,298	44,458	4,194	22,815
Comprehensive income	65,880	55,572	97,233	128,149
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	637	527	1,884	1,380
Other comprehensive income (loss) attributable to noncontrolling interests	—	91	(17)	(172)
Comprehensive income attributable to noncontrolling interests	637	618	1,867	1,208
Comprehensive income attributable to the Partnership	$65,243	54,954	$95,366	126,941
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the nine months ended September 30, 2017 and 2016 (in thousands) (unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2015	$2,112,802	(1,975)	(58,693)	2,052,134	30,486	2,082,620
Net income	103,789	165	—	103,954	1,380	105,334
Other comprehensive loss	—	33	22,954	22,987	(172)	22,815
Contributions from partners	—	—	—	—	8,675	8,675
Distributions to partners	(150,391)	(229)	—	(150,620)	(5,224)	(155,844)
Preferred unit distributions	(15,797)	—	—	(15,797)	—	(15,797)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	9,967	—	—	9,967	—	9,967
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	542,514	—	—	542,514	—	542,514
Balance at September 30, 2016	2,602,884	(2,006)	(35,739)	2,565,139	35,145	2,600,284

Balance at December 31, 2016	2,609,647	(1,967)	(18,346)	2,589,334	35,168	2,624,502
Net income	90,938	217	—	91,155	1,884	93,039
Other comprehensive income	—	6	4,205	4,211	(17)	4,194
Deferred compensation plan, net	(9)	—	—	(9)	—	(9)
Contributions from partners	—	13,100	—	13,100	367	13,467
Distributions to partners	(233,704)	(450)	—	(234,154)	(7,086)	(241,240)
Preferred unit distributions	(5,029)	—	—	(5,029)	—	(5,029)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	10,920	—	—	10,920	—	10,920
Preferred stock redemptions	(325,000)	—	—	(325,000)	—	(325,000)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	4,453,889	—	—	4,453,889	—	4,453,889
Restricted units issued as a result of restricted stock issued by Parent Company upon Equity One merger	7,951	—	—	7,951	—	7,951
Balance at September 30, 2017	$6,609,603	10,906	(14,141)	6,606,368	30,316	6,636,684
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2017 and 2016
(in thousands)
(unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$93,039	105,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243,757	119,721
Amortization of deferred loan cost and debt premium	7,144	7,242
(Accretion) and amortization of above and below market lease intangibles, net	(18,784)	(2,296)
Stock-based compensation, net of capitalization	16,836	7,554
Equity in income of investments in real estate partnerships	(33,804)	(46,618)
Gain on sale of real estate, net of tax	(4,913)	(22,997)
Provision for impairment	—	1,666
Early extinguishment of debt	12,404	13,943
Distribution of earnings from operations of investments in real estate partnerships	40,817	39,765
Loss on derivative instruments	51	—
Deferred compensation expense	2,885	1,249
Realized and unrealized (gain) loss on investments	(2,878)	(1,268)
Changes in assets and liabilities:
Restricted cash	(1,569)	(84)
Accounts receivable, net	2,574	3,715
Straight-line rent receivables, net	(13,901)	(4,894)
Deferred leasing costs	(10,294)	(7,841)
Other assets	8,075	(59)
Accounts payable and other liabilities	4,908	12,607
Tenants’ security, escrow deposits and prepaid rent	(2,490)	(1,406)
Net cash provided by operating activities	343,857	225,333
Cash flows from investing activities:
Acquisition of operating real estate	(2,109)	(333,220)
Advance deposits paid on acquisition of operating real estate	(350)	1,250
Acquisition of Equity One, net of cash acquired of $72,534	(648,763)	—
Real estate development and capital improvements	(241,834)	(146,773)
Proceeds from sale of real estate investments	15,397	83,675
Issuance of notes receivable	(3,460)	—
Investments in real estate partnerships	(12,296)	(13,127)
Distributions received from investments in real estate partnerships	36,603	52,536
Dividends on investment securities	200	189
Acquisition of securities	(14,011)	(53,290)
Proceeds from sale of securities	11,974	54,176
Net cash used in investing activities	(858,649)	(354,584)
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	—	549,545
Repurchase of common shares in conjunction with equity award plans	(19,251)	(8,013)
Proceeds from sale of treasury stock	100	957
Redemption of preferred partnership units	(325,000)	—
Distributions (to) from limited partners in consolidated partnerships, net	(7,031)	(3,126)
Distributions to partners	(233,246)	(149,278)
Distributions to preferred unit holders	(5,029)	(15,797)
Repayment of fixed rate unsecured notes	—	(300,000)
Proceeds from issuance of fixed rate unsecured notes, net	953,115	—
Proceeds from unsecured credit facilities	950,000	395,000
Repayment of unsecured credit facilities	(650,000)	(295,000)
Proceeds from notes payable	126,999	20,223
Repayment of notes payable	(232,839)	(41,584)
Scheduled principal payments	(7,452)	(4,462)
Payment of loan costs	(12,868)	(1,954)
Early redemption costs	(12,419)	(13,214)
Net cash provided by financing activities	525,079	133,297
Net increase in cash and cash equivalents	10,287	4,046
Cash and cash equivalents at beginning of the period	13,256	36,856
Cash and cash equivalents at end of the period	$23,543	40,902

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2017, and 2016
(in thousands)
(unaudited)

	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $5,778 and $2,622 in 2017 and 2016, respectively)	$73,273	54,904
Cash received for income tax refunds, net of payments	$670	—
Supplemental disclosure of non-cash transactions:
Limited partner units issued in exchange for acquisition of real estate	$13,100	—
Common stock issued by Parent Company for dividend reinvestment plan	$908	804
Stock-based compensation capitalized	$2,459	2,561
Contributions from limited partners in consolidated partnerships, net	$311	8,674
Common stock issued for dividend reinvestment in trust	$557	556
Contribution of stock awards into trust	$1,372	1,513
Distribution of stock held in trust	$677	4,096
Change in fair value of securities available-for-sale	$51	90
Equity One Merger:
Notes payable assumed in Equity One merger, at fair value	$757,399	—
General partner units issued to Parent Company for common stock exchanged for Equity One shares	$(4,471,808)	—
Deconsolidation of previously consolidated partnership:
Real estate, net	$—	14,075
Investments in real estate partnerships	$—	(3,355)
Notes payable	$—	(9,415)
Other assets and liabilities	$—	640
Limited partners' interest in consolidated partnerships	$—	(2,099)
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

1.	Organization and Significant Accounting Policies
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership. The Parent Company has no other assets other than through its investment in the Operating Partnership, and its only liabilities are the unsecured notes assumed from the merger with Equity One, Inc. ("Equity One"), which are co-issued and guaranteed by the Operating Partnership. The Parent Company guarantees all of the unsecured debt of the Operating Partnership.
On March 1, 2017, Regency completed its merger with Equity One, whereby Equity One merged with and into Regency, with Regency continuing as the surviving public company. Under the terms of the Merger Agreement, each Equity One stockholder received 0.45 of a newly issued share of Regency common stock for each share of Equity One common stock owned immediately prior to the effective time of the merger, resulting in the issuance of approximately 65.5 million shares of Regency common stock to effect the merger.
As of September 30, 2017, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 313 retail shopping centers and held partial interests in an additional 114 retail shopping centers through unconsolidated investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").
The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.
Consolidation
The Company consolidates properties that are wholly owned and properties where it owns less than 100%, but which it controls. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIEs"). For joint ventures that are determined to be a VIE, the Company consolidates the entity where it is deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company's determination of the primary beneficiary considers all relationships between it and the VIE, including management agreements and other contractual arrangements.
Ownership of the Operating Partnership
The Operating Partnership’s capital includes general and limited common Partnership Units. As of September 30, 2017, the Parent Company owned approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership with the remaining limited Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company’s only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.
Segment Reporting
The Company's business is investing in retail shopping centers through direct ownership or through joint ventures. The Company actively manages its portfolio of retail shopping centers and may from time to time make decisions to sell lower performing properties not meeting its long-term investment objectives. The proceeds from sales are reinvested into higher quality retail shopping centers, through acquisitions or new developments, which management believes will generate sustainable revenue growth and attractive returns. It

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

is management's intent that all retail shopping centers will be owned or developed for investment purposes. The Company's revenues and net income are generated from the operation of its investment portfolio. The Company also earns fees for services provided to manage and lease retail shopping centers owned through joint ventures.
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
Real Estate Partnerships
As of September 30, 2017, Regency has an ownership interest in 125 properties through partnerships, of which 11 are consolidated. Our partners in these ventures include institutional investors, other real estate developers and/or operators, and individual parties who help Regency source transactions for development and investment (the "Partners" or "limited partners"). Regency has a variable interest in these entities through its equity interests. As managing member, Regency maintains the books and records and typically provides leasing and property management to the partnerships. The partners’ level of involvement varies from protective decisions (debt, bankruptcy, selling primary asset(s) of business) to involvement in approving leases, operating budgets, and capital budgets.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

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

The assets of the partnerships are restricted to the use of the partnerships and cannot be used as security by general creditors of the Company. And similarly, the obligations of the partnerships can only be settled by the assets of the partnerships.
The major classes of assets, liabilities, and non-controlling equity interests held by the Company's VIEs, exclusive of the Operating Partnership as a whole, are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Assets
Real estate assets, net	$93,821	86,440
Cash and cash equivalents	4,053	3,444
Liabilities
Notes payable	12,691	8,175
Equity
Limited partners’ interests in consolidated partnerships	17,604	17,565

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

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
January 2017
The adoption of this standard resulted in the reclassification of income taxes withheld on share-based awards out of operating activities into financing activities on the Statement of Cash Flows. As retrospective application was required for this component of the ASU, $8.0 million was reclassified on the Statements of Cash Flows for the nine months ended September 30, 2016.

ASU 2017-01 January 2017, Business Combinations (Topic 805): Clarifying the Definition of a Business
This ASU amends and provides a screen to determine when an integrated set of assets and activities, collectively referred to as a "set", is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.

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
July 2017
This standard changed the treatment of individual operating properties from being considered a business to being considered an asset.

This change results in acquisition costs being capitalized as part of asset acquisitions, whereas previous treatment had them recognized in earnings in the period incurred.

The Company adopted this standard effective July 1, 2017.

Not yet adopted:
ASU 2017-04, January 2017, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This ASU simplifies how an entity tests goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under this update, the Company will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company would then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
		October 2017	The Company plans to early adopt this ASU on October 1, 2017. The adoption of this ASU will not have a material impact on the Company's financial statements and related disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2017-12, August 2017, Targeted Improvements to Accounting for Hedging Activities
This ASU provides updated guidance to better align a company’s financial reporting for hedging activities with the economic objectives of those activities.

The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update.

January 2018
The Company plans to early adopt this ASU on January 1, 2018.

While the Company continues to assess all potential impacts of the standard, it currently does not expect the adoption and implementation of this standard to have a material impact on the consolidated financial statements.

ASU 2016-01, January 2016, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
This ASU amends the guidance to classify equity securities with readily-determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. Equity investments accounted for under the equity method are not included in the scope of this amendment. Early adoption of this amendment is not permitted.

		January 2018	The Company does not expect the adoption and implementation of this standard to have a material impact on its results of operations, financial condition or cash flows.

ASU 2016-15, August 2016, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. Early adoption is permitted on a retrospective basis.	January 2018	The ASU is consistent with the Company's current treatment and the Company does not expect the adoption and implementation of this standard to have an impact on its cash flow statement.

ASU 2016-18, November 2016, Statement of Cash Flows (Topic 230): Restricted Cash
This ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. The amendments in this ASU should be applied using a retrospective transition method to each period presented.
January 2018
The Company expects the adoption of this ASU to result in a change to the classification and presentation of changes in restricted cash on its cash flow statement, which is not expected to be material. There should be no change to the Company's financial condition or results of operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Revenue from Contracts with Customers (Topic 606) and related updates:

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

ASU 2016-10, April 2016, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

ASU 2016-12, May 2016, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

ASU 2016-19, December 2016, Technical Corrections and Improvements

ASU 2016-20, December 2016, Technical Corrections and Improvements to Topic 606 Revenue from Contracts With Customers

ASU 2017-05, February 2017, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (Subtopic 610-20)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"). The objective of Topic 606 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. It will supersede most of the existing revenue guidance, including industry-specific guidance. The core principal of this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying Topic 606, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized.

Topic 606 applies to all contracts with customers except those that are within the scope of other topics in the FASB's accounting standards codification. As a result, Topic 606 does not apply to revenue from lease contracts until the adoption of the new leases standard, Topic 842, in January 2019.

ASU 2017-05 clarifies that ASC 610-20 applies to all nonfinancial assets (including real estate) for which the counterparty is not a customer and requires an entity to derecognize a nonfinancial asset in a partial sale transaction when it ceases to have a controlling financial interest in the asset and has transferred control of the asset. Once an entity transfers control of the nonfinancial asset, the entity is required to measure any noncontrolling interest it receives or retains at fair value. Under the current guidance, a partial sale is recognized and carryover basis is used for the retained interest resulting in only partial gain recognition by the entity, however, the new guidance eliminates the use of carryover basis and generally requires the full gain be recognized.

The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most recent period presented in the financial statements.
January 2018
The majority of the Company's revenue originates from lease contracts and will be subject to Topic 842 to be adopted in January 2019. Upon the adoption of the new leases standard, certain recoveries from tenants may become subject to the revenue standard, which may have a different recognition pattern or presentation than under current GAAP.

Beyond revenue from lease contracts, the Company's other main revenue streams, include:

 - Management, transaction and other fees from the Company's real estate partnerships, primarily in the form of property management fees, asset management fees, and leasing commission fees. The Company evaluated all partnership fee relationships and does not currently expect any changes in the timing of revenue recognition from these revenue streams.

 - Sales of real estate assets will be accounted for under Subtopic 610-20, which provides for revenue recognition based on transfer of control. For property sales where Regency has no continuing involvement, there should be no change to the Company's timing of recognition. For property sales in which Regency has continuing involvement, full gain recognition may be required, where gains may have been deferred under existing GAAP. Upon adoption of ASU 2017-05, some of the Company's $33 million of previously deferred gains from property sales to entities in which Regency had continuing involvement will remain deferred and be recognized in the future, while some will be recognized through opening retained earnings.

 The Company is still analyzing the disclosure requirements and intends to follow the modified retrospective method of adoption, applying the standard to only 2018, and not restating prior periods presented in future financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2016-02, February 2016, Leases (Topic 842)
This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. It also makes targeted changes to lessor accounting, including a change to the treatment of internal leasing costs and legal costs, which can no longer be capitalized.

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
Capitalization of internal leasing costs and legal costs will no longer be permitted upon the adoption of this standard, which will result in an increase in Total operating expenses in the Consolidated Statements of Operations in the period of adoption and prospectively.

Historic capitalization of internal leasing costs was $7.5 million and $10.5 million during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

Historic capitalization of legal costs was $0.9 million and $0.7 million during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively, including our pro rata share recognized through Equity in income of investments in real estate partnerships.

ASU 2016-13, June 2016, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

This ASU also applies to how the Company determines its allowance for doubtful accounts on tenant receivables.
		January 2020	The Company is evaluating the alternative methods of adoption and the impact it will have on its financial statements and related disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

2.	Real Estate Investments
Acquisitions
The following table details the shopping centers acquired or land acquired or leased for development:

(in thousands)		Nine months ended September 30, 2017
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
3/6/17	The Field at Commonwealth	Chantilly, VA	Development	100%	$9,500	—	—	—
3/8/17	Pinecrest Place (1)	Miami, FL	Development	100%	—	—	—	—
4/13/17	Mellody Farm (2)	Chicago, IL	Development	100%	26,200	—	—
6/28/17	Concord outparcel (3)	Miami, FL	Operating	100%	350	—	—	—
7/20/17	Aventura Square outparcel (4)	Miami, FL	Operating	100%	1,750	—	90	9
Total property acquisitions					$37,800	—	90	9
(1) The Company leased 10.67 acres for a ground up development.
(2) The Operating Partnership issued 195,732 partnership units valued at $13.1 million as partial consideration for the purchase price.
(3) The Company purchased a 0.67 acre vacant outparcel adjacent to the Company's existing operating Concord Shopping Plaza.
(4) The Company purchased a 0.06 acre outparcel improved with a leased building adjacent to the Company's existing operating Aventura Square.

(in thousands)		Nine months ended September 30, 2016
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
2/22/16	Garden City Park	Garden City Park, NY	Operating	100%	$17,300	—	10,171	2,940
3/4/16	The Market at Springwoods Village (1)	Houston, TX	Development	53%	$17,994	—	—	—
5/16/16	Market Common Clarendon	Arlington, VA	Operating	100%	$280,500	—	15,428	15,662
7/15/16	Klahanie Shopping Center	Sammamish, WA	Operating	100%	$35,988	—	2,264	539
8/4/16	The Village at Tustin Legacy	Tustin, CA	Development	100%	$18,800	—	—	—
Total property acquisitions					$370,582	—	27,863	19,141
(1)  Regency acquired a 53% controlling interest in the Market at Springwoods Village partnership to develop a shopping center on land contributed by the partner. As a result of consolidation, the Company recorded the partner's non-controlling interest of $8.4 million in Limited partners' interests in consolidated partnerships in the accompanying Consolidated Balance Sheets.

Equity One Merger
General
On March 1, 2017, Regency completed its merger with Equity One, a NYSE listed shopping center company, whereby Equity One merged with and into Regency, with Regency continuing as the surviving public company. Under the terms of the Merger Agreement, each Equity One stockholder received 0.45 of a newly issued share of Regency common stock for each share of Equity One common stock owned immediately prior to the effective time of the merger resulting in approximately 65.5 million Regency common shares being issued to effect the merger.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

The following table provides the components that make up the total purchase price for the Equity One merger:

(in thousands, except stock price)	Purchase Price
Shares of common stock issued for merger	65,379
Closing stock price on March 1, 2017	$68.40
Value of common stock issued for merger	$4,471,808
Debt repaid	716,278
Other cash payments	5,019
Total purchase price	$5,193,105
As part of the merger, Regency acquired 121 properties, including 8 properties held through co-investment partnerships. The consolidated net assets and results of operations of Equity One are included in the consolidated financial statements from the closing date, March 1, 2017, going forward and resulted in the following impact to Revenues and Net income attributable to common stockholders for the three and nine months ended September 30, 2017:

	September 30, 2017
(in thousands)	Three months ended	Nine months ended
Increase in total revenues	$102,437	238,250
Increase in net income attributable to common stockholders	23,517	52,981
The Company incurred $1.2 million and $75.6 million of merger-related transaction costs during the three and nine months ended September 30, 2017, respectively, which are recorded in Other operating expenses in the accompanying Consolidated Statements of Operations. There were no such merger costs incurred during the same periods of 2016.
Provisional Purchase Price Allocation of Merger
The Equity One merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values.
The acquired assets and assumed liabilities of an acquired operating property generally include, but are not limited to: land, buildings and improvements, identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, and value of acquired in-place leases. This methodology requires estimating an “as-if vacant” fair value of the physical property, which includes land, building, and improvements and also determining the estimated fair value of identifiable intangible assets and liabilities, considering the following categories: (i) value of in-place leases, and (ii) above and below-market value of in-place leases. The excess of the purchase price consideration over the fair value of assets acquired and liabilities assumed results in goodwill in the business combination, which reflects expected synergies from combining Regency's and Equity One's operations. The goodwill is not expected to be deductible for tax purposes.
The provisional fair market value of the acquired operating properties is based on a valuation prepared by Regency with assistance of a third party valuation specialist. The third party used stabilized NOI and market specific capitalization and discount rates as the primary inputs in determining the fair value of the real estate assets. Management reviewed the inputs used by the third party specialist as well as the allocation of the purchase price to ensure reasonableness and that the procedures were performed in accordance with management's policy. Management and the third party valuation specialist have prepared their provisional fair value estimates for each of the operating properties acquired, but are still in process of reviewing all of the underlying inputs and assumptions; therefore, the purchase price and its allocation, in their entirety, are not yet complete as of the date of this filing but have been updated to reflect management's current best estimates of fair values as of the acquisition date . Once the purchase price and allocation are complete, an additional adjustment to the purchase price or allocation may occur.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

The following table summarizes the current provisional purchase price allocation based on the Company's valuation, including estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed:

(in thousands)	Provisional Purchase Price Allocation
Land	$2,914,790
Building and improvements	2,699,937
Properties in development	68,744
Properties held for sale	19,600
Investments in unconsolidated real estate partnerships	103,566
Real estate assets	5,806,637
Cash, accounts receivable and other assets	112,271
Intangible assets	460,541
Goodwill	302,303
Total assets acquired	6,681,752

Notes payable	757,399
Accounts payable, accrued expenses, and other liabilities	121,441
Lease intangible liabilities	609,807
Total liabilities assumed	1,488,647

Total purchase price	$5,193,105
During the three months ended September 30, 2017, the Company adjusted the provisional purchase price allocation to reflect current best estimates of fair values of the acquired operating properties, based on the valuation process described above. These adjustments resulted in the following increases (decreases) to earnings during the three months ended September 30, 2017 that would have been recognized in previous periods if the adjustments to provisional amounts were recognized as of the acquisition date:

(in thousands)	Three months ended September 30, 2017
decrease in Minimum rent	$(567)
decrease in Depreciation and amortization	1,645
decrease in Operating and maintenance	142
Net increase to earnings of provisional purchase price allocation adjustments	$1,220
The allocation of the purchase price is based on management’s assessment, which may change in the future as more information becomes available. Subsequent adjustments made to the purchase price allocation upon completion of the Company's fair value assessment process will not exceed one year from the acquisition date. The allocation of the purchase price described above requires a significant amount of judgment and represents management's best estimate of the fair value as of the acquisition date.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

The following table details the provisional weighted average amortization and net accretion periods, in years, of the major classes of intangible assets and intangible liabilities arising from the Equity One merger:

(in years)	Weighted Average Amortization Period
Assets:
In-place leases	11.0
Above-market leases	8.9
Below-market ground leases	54.6
Liabilities:
Acquired lease intangible liabilities	24.8
Pro forma Information (unaudited)
The following unaudited pro forma financial data includes the incremental revenues, operating expenses, depreciation and amortization, and costs of the Equity One acquisition as if it had occurred on January 1, 2016:

		Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)		2017	2016	2017	2016
Total revenues		$262,708	251,823	788,345	752,121
Income (loss) from operations	(1)	63,537	3,358	190,112	(4,560)
Net income (loss) attributable to common stockholders	(1)	59,621	(1,907)	171,795	(21,744)
Income (loss) per common share - basic		$0.35	(0.01)	1.01	(0.13)
Income (loss) per common share - diluted		0.35	(0.01)	1.01	(0.13)
(1) The pro forma earnings for the three and nine months ended September 30, 2017, were adjusted to exclude $1.2 million and $98.5 million of merger costs, respectively, while 2016 pro forma earnings were adjusted to include all merger costs during the first quarter of 2016.

The pro forma financial data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

3.    Property Dispositions
Dispositions
The following table provides a summary of shopping centers and land parcels disposed of:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Net proceeds from sale of real estate investments	$167	$47,180	$15,397	$85,885	(1)
Gain on sale of real estate, net of tax	$131	$9,580	$4,913	$22,997
Provision for impairment of real estate sold	$—	$—	$—	$(1,666)
Number of operating properties sold	—	3	1	7
Number of land parcels sold	—	2	7	12
Percent interest sold	—%	100%	100%	100%
(1) Includes cash deposits received in the previous year.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

4.    Notes Payable and Unsecured Credit Facilities
The Company’s outstanding debt consisted of the following:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	September 30, 2017		December 31, 2016
Notes payable:
Fixed rate mortgage loans	5.0%	4.3%	$496,869		384,786
Variable rate mortgage loans	2.4%	2.6%	122,036	(1)	86,969
Fixed rate unsecured public and private debt	3.8%	4.2%	2,325,081		892,170
Total notes payable			2,943,986		1,363,925
Unsecured credit facilities:
Line of Credit (the "Line") (2)	2.1%	2.2%	15,000		15,000
Term loans	2.4%	2.5%	563,144		263,495
Total unsecured credit facilities			578,144		278,495
Total debt outstanding			$3,522,130		1,642,420

(1)  Includes five mortgages whose interest rates vary on LIBOR based formulas. Three of these variable rate loans have interest rate swaps in place to fix the interest rates at a range of 2.8% to 4.07%

(2) Weighted average effective and contractual rate for the Line is calculated based on a fully drawn Line balance.
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

During June 2017, the Company issued an additional $300.0 million of senior unsecured public notes under the same terms as the January offering noted above as follows:

•
$125.0 million of 4.4% senior unsecured public notes due in 2047, which priced at 100.784%, with proceeds used to redeem all of the outstanding shares of its $75.0 million 6.000% Series 7 preferred stock on August 23, 2017, with the balance used to pay down the Line.

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

•
Completed a $300 million unsecured term loan that matures on December 2, 2020 with the option to prepay at par anytime prior to maturity without penalty. The interest rate on the term loan is equal to LIBOR plus a ratings based margin; however, the Company entered into interest rate swaps to fix the interest rate on the entire $300 million with a weighted average interest rate of 1.824% (see note 5). The proceeds of the term loan were used to repay a $300 million Equity One term loan that came due as a result of the merger.

•	Assumed $300 million of senior unsecured public notes with an interest rate of 3.75% maturing in 2022.

•	Assumed $200 million of the senior unsecured private placement notes issued in two $100 million tranches with interest rates of 3.81% and 3.91%, respectively, maturing in 2026.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

•	Assumed $226.3 million of fixed rate mortgage loans with interest rates ranging from 3.76% to 7.94%, and assumed a $27.8 million variable rate mortgage loan whose interest rate varies with LIBOR.
The public and private unsecured notes assumed from Equity One have covenants that are similar to the Company's existing debt covenants described in Regency's latest Form 10-K.
As of September 30, 2017, scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	September 30, 2017
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2017	$2,708	—	—	2,708
2018	10,641	139,976	—	150,617
2019	13,860	13,216	15,000	42,076
2020	11,122	51,580	450,000	512,702
2021	11,426	39,001	250,000	300,427
Beyond 5 Years	48,674	266,179	2,215,000	2,529,853
Unamortized debt premium/(discount) and issuance costs	—	10,522	(26,775)	(16,253)
Total	$98,431	520,474	2,903,225	3,522,130

(1) Includes unsecured public debt and unsecured credit facilities.
The Company has $140.0 million of mortgage loans maturing through 2018, which it currently intends to refinance if held within a co-investment partnership or pay off if wholly owned. The Company has sufficient capacity on its Line to repay this maturing debt, all of which is in the form of non-recourse mortgage loans.
The Company was in compliance as of September 30, 2017 with the financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities.
5.    Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities)(1)
Effective Date	Maturity Date	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	September 30, 2017	December 31, 2016
4/3/17	12/2/20	$300,000	1 Month LIBOR with Floor	1.824%	$(687)	—
8/1/16	1/5/22	265,000	1 Month LIBOR with Floor	1.053%	8,722	9,889
4/7/16	4/1/23	20,000	1 Month LIBOR	1.303%	622	720
12/1/16	11/1/23	33,000	1 Month LIBOR	1.490%	857	1,013
6/2/17	6/2/27	37,500	1 Month LIBOR with Floor	2.366%	(495)	(580)
Total derivative financial instruments					$9,019	11,042

(1)  Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of September 30, 2017, does not have any derivatives that are not designated as hedges. The Company has master netting agreements;

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

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
The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three months ended September 30,			Three months ended September 30,
(in thousands)	2017	2016		2017	2016
Interest rate swaps	$(39)	1,294	Interest expense	$(2,329)	(43,111)

Derivatives in FASB ASC Topic 815 Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine months ended September 30,			Nine months ended September 30,
(in thousands)	2017	2016		2017	2016
Interest rate swaps	$(3,911)	(25,338)	Interest expense	$(8,054)	(48,063)
As of September 30, 2017, the Company expects $9.1 million of net deferred losses on derivative instruments in Accumulated other comprehensive loss, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months. Included in the reclassification is $8.4 million which is related to previously settled swaps on the Company's ten year fixed rate unsecured loans.

6.    Fair Value Measurements
(a) Disclosure of Fair Value of Financial Instruments
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	September 30, 2017		December 31, 2016
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$13,984	13,869	$10,481	10,380
Financial liabilities:
Notes payable	$2,943,986	3,027,557	$1,363,925	1,435,000
Unsecured credit facilities	$578,144	580,000	$278,495	279,700
The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of September 30, 2017 and December 31, 2016, respectively. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

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
The following interest rate ranges were used by the Company to estimate the fair value of its financial instruments:

	September 30, 2017		December 31, 2016
	Low	High	Low	High
Notes receivable	3.5%	7.4%	7.2%	7.2%
Notes payable	3.1%	3.7%	2.9%	3.9%
Unsecured credit facilities	1.7%	2.2%	1.5%	1.6%
(b) Fair Value Measurements
The following financial instruments are measured at fair value on a recurring basis:
Trading Securities Held in Trust
The Company has investments in marketable securities, which are assets of the non-qualified deferred compensation plan ("NQDCP"), that are classified as trading securities and included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the trading securities held in trust was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of trading securities are recorded within net investment (income) loss from deferred compensation plan in the accompanying Consolidated Statements of Operations.
Available-for-Sale Securities
Available-for-sale securities consist of investments in certificates of deposit and corporate bonds, and are recorded at fair value using matrix pricing methods to estimate fair value, which are considered Level 2

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

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
The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2017
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$30,720	30,720	—	—
Available-for-sale securities	10,054	—	10,054	—
Interest rate derivatives	10,201	—	10,201	—
Total	$50,975	30,720	20,255	—

Liabilities:
Interest rate derivatives	$(1,182)	—	(1,182)	—

	Fair Value Measurements as of December 31, 2016
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Trading securities held in trust	$28,588	28,588	—	—
Available-for-sale securities	7,420	—	7,420	—
Interest rate derivatives	11,622	—	11,622	—
Total	$47,630	28,588	19,042	—

Liabilities:
Interest rate derivatives	$(580)	—	(580)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

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
On August 23, 2017, the Parent Company also redeemed all of the issued and outstanding shares of its $75 million 6% Series 7 cumulative redeemable preferred stock. The redemption price of $25.22 per share included accrued and unpaid dividends resulting in an aggregate amount being paid of $75.7 million. The Company used proceeds from its senior unsecured notes issued in June 2017 to fund the redemption, as discussed in note 4.
Common Stock of the Parent Company
Issuances:
At the Market ("ATM") Program
The Company's ATM equity offering program authorizes the Parent Company to sell up to $500 million of common stock at prices determined by the market at the time of sale. As of September 30, 2017, $500 million of common stock remained available for issuance under this ATM equity program.
There were no shares issued under the ATM equity program during the three months ended September 30, 2017 or 2016, or during the nine months ended September 30, 2017. The following table presents the shares that were issued under the ATM equity program during the nine months ended September 30, 2016:

	Nine months ended September 30,
(dollar amounts are in thousands, except price per share data)	2017	2016
Shares issued (1)	—	182,787
Weighted average price per share	$—	$68.85
Gross proceeds	$—	$12,584
Commissions	$—	$157
Issuance costs (2)	$349	$80
(1) Reflects shares traded in December and settled in January.
(2) Includes legal and accounting costs associated with maintaining the ATM program.
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
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

Common Units of the Operating Partnership
Issuances:
Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.
In April 2017, the Operating Partnership issued 195,732 limited partner units, valued at $13.1 million, as partial purchase price consideration for the acquisition of land to be developed.
Accumulated Other Comprehensive Loss ("AOCI")
The following tables present changes in the balances of each component of AOCI:

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2015	$(58,650)	(43)	(58,693)	(785)	—	(785)	(59,478)
Other comprehensive income before reclassifications	(25,015)	89	(24,926)	(322)	—	(322)	(25,248)
Amounts reclassified from accumulated other comprehensive income	47,880	—	47,880	183	—	183	48,063
Current period other comprehensive income, net	22,865	89	22,954	(139)	—	(139)	22,815
Balance as of September 30, 2016	$(35,785)	46	(35,739)	(924)	—	(924)	(36,663)

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2016	$(18,327)	(19)	(18,346)	(301)	—	(301)	(18,647)
Other comprehensive income before reclassifications	(3,768)	51	(3,717)	(143)	—	(143)	(3,860)
Amounts reclassified from accumulated other comprehensive income	7,922	—	7,922	132	—	132	8,054
Current period other comprehensive income, net	4,154	51	4,205	(11)	—	(11)	4,194
Balance as of September 30, 2017	$(14,173)	32	(14,141)	(312)	—	(312)	(14,453)
The following represents amounts reclassified out of AOCI into income:

AOCI Component	Amount Reclassified from AOCI into income				Affected Line Item(s) Where Net Income is Presented
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Interest rate swaps	$2,329	43,111	$8,054	48,063	Interest expense and Loss on derivative instruments

8.    Stock-Based Compensation
During nine months ended September 30, 2017, the Company granted 231,065 shares of restricted stock with a weighted-average grant-date fair value of $71.93 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

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
The following table reflects the balances of the assets held in the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

(in thousands)	September 30, 2017	December 31, 2016
Assets:
Trading securities held in trust (1)	$30,720	28,588
Liabilities:
Accounts payable and other liabilities	$30,423	28,214
(1) Included within Other assets in the accompanying Consolidated Balance Sheets.

10.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Income from operations attributable to common stockholders - basic	$59,666	5,305	$74,810	87,992
Income from operations attributable to common stockholders - diluted	$59,666	5,305	$74,810	87,992
Denominator:
Weighted average common shares outstanding for basic EPS	170,105	103,675	155,881	99,639
Weighted average common shares outstanding for diluted EPS (1)	170,466	104,255	156,190	100,128

Income per common share – basic	$0.35	0.05	$0.48	0.88
Income per common share – diluted	$0.35	0.05	$0.48	0.88
(1) Includes the dilutive impact of unvested restricted stock and shares issuable under the forward equity offering using the treasury stock method.
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the three and nine months ended September 30, 2017 were 349,902 and 276,503, respectively, while they were 154,170 during the same periods of 2016.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Income from operations attributable to common unit holders - basic	$59,798	5,321	$75,027	88,157
Income from operations attributable to common unit holders - diluted	$59,798	5,321	$75,027	88,157
Denominator:
Weighted average common units outstanding for basic EPU	170,455	103,829	156,158	99,793
Weighted average common units outstanding for diluted EPU (1)	170,816	104,409	156,467	100,282

Income per common unit – basic	$0.35	0.05	$0.48	0.88
Income per common unit – diluted	$0.35	0.05	$0.48	0.88
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
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.
Letters of Credit
The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of September 30, 2017 and December 31, 2016, the Company had $5.9 million and $5.8 million, respectively, in letters of credit outstanding.

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

•	Other companies in our industry may calculate their pro-rata interests differently, limiting the comparability of pro-rata information.
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

•
Core FFO is an additional performance measure used by Regency as the computation of NAREIT FFO includes certain non-comparable items that affect the Company's period-over-period performance.  Core FFO excludes from NAREIT FFO: (a) transaction related income or expenses; (b) impairments on land; (c) gains or losses from the early extinguishment of debt; and (d) other non-comparable amounts as they occur.  The Company provides a reconciliation of NAREIT FFO to Core FFO.

Overview of Our Strategy
Regency Centers began its operations as a publicly-traded REIT in 1993, and, as of September 30, 2017, had full or partial ownership interests in 427 retail properties primarily anchored by market leading grocery stores. Our properties are principally located in affluent and infill trade areas of the United States, and contain 54.1 million square feet ("SF") of gross leasable area ("GLA"). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P., our wholly-owned subsidiaries, and through our co-investment partnerships; however, $500 million of unsecured public and private placement debt is held by the Parent Company, which it assumed through the merger with Equity One.
As of September 30, 2017, the Parent Company owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.
Our mission is to be the preeminent national shopping center owner, operator and developer. Our strategy is to:

•
Own and manage an unequaled portfolio of high-quality neighborhood and community shopping centers anchored by market leading grocers and located in affluent suburban and near urban trade areas in the country’s most desirable metro areas. This combination produces highly desirable and attractive centers with best-in-class retailers. These centers command higher rental and occupancy rates resulting in excellent prospects to grow net operating income ("NOI");

•	Maintain an industry leading and disciplined development and redevelopment platform to deliver exceptional retail centers at higher margins as compared to acquisitions;

•	Support our business activities with a strong balance sheet; and

•	Engage a talented, dedicated team of employees, who are guided by Regency’s special culture and aligned with shareholder interests.
Key goals to achieve our strategy are to:

•	Sustain superior same property NOI growth compared to our shopping center peers;

•	Develop and redevelop high quality shopping centers at attractive returns on investment;

•	Maintain a conservative balance sheet providing financial flexibility to cost effectively fund investment opportunities and debt maturities on a favorable basis, and to weather economic downturns;

•	Attract and motivate an exceptional team of employees who operate efficiently and are recognized as industry leaders; and

•	Generate reliable growth in earnings per share, funds from operations per share, and most importantly total shareholder returns that consistently rank among the leading shopping center REITS.
Executing on our Strategy
During the nine months ended September 30, 2017:
We had Net income attributable to common stockholders of $74.8 million, net of $75.6 million of merger costs, as compared to $88.0 million during the nine months ended 2016.
We completed the merger with Equity One on March 1, 2017 and acquired 121 properties for $5.2 billion, further enhancing the quality of our operating portfolio of retail shopping centers.
We sustained superior same property NOI growth compared to the average of our shopping center peers:

•	We achieved pro-rata same property NOI growth, excluding termination fees, of 4.0%.

•	We executed 1,308 leasing transactions representing 4.6 million pro-rata SF of new and renewal leasing, with trailing twelve month rent spreads of 9.4% on comparable retail operating property spaces.

•	At September 30, 2017, our total property portfolio was 95.3% leased, while our same property portfolio was 96.1% leased.
We developed and redeveloped high quality shopping centers at attractive returns on investment:

•	We started three new developments representing a total investment of $159.0 million upon completion, with projected weighted average returns on investment of 7.1%.

•	Including these new projects, a total of 30 properties were in the process of development or redevelopment, representing a pro-rata investment upon completion of $598.0 million.
We maintained a conservative balance sheet providing financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
In January 2017, we issued $300.0 million of 4.4% senior unsecured notes due February 1, 2047, the proceeds of which were used to redeem all of the $250.0 million 6.625% Series 6 preferred stock and reduce the balance of the Line.

•	On March 1, 2017 in conjunction with the merger with Equity One, we increased the commitment amount of our line of credit to $1.0 billion.

•
In June 2017, we issued an additional $125.0 million of 4.4% senior unsecured notes due February 1, 2047, the proceeds of which were used to redeem the $75.0 million of 6.0% Series 7 preferred stock on August 23, 2017, and to repay the line balance.

•
Also in June 2017, the Company issued an additional $175.0 million of 3.6% senior unsecured public notes due in 2027, with proceeds used to retire $112.0 million of mortgage loans with interest rates ranging from 7.0% to 7.8% on various properties, with the balance used to pay down our line.

•	At September 30, 2017, our annualized net debt-to-adjusted EBITDA ratio on a pro-rata basis was 5.4x.

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
As part of the merger, Regency acquired 121 properties representing 16.0 million SF of GLA, including 8 properties held through co-investment partnerships. The consolidated net assets and results of operations of Equity One are included in the consolidated financial statements from the closing date, March 1, 2017 through September 30, 2017.

Shopping Center Portfolio
The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio:

(GLA in thousands)	September 30, 2017	December 31, 2016
Number of Properties	313	198
Properties in Development	8	6
GLA	39,090	23,931
% Leased – Operating and Development	95.1%	94.8%
% Leased – Operating	95.7%	96.0%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$20.70	$19.70
The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio:

(GLA in thousands)	September 30, 2017	December 31, 2016
Number of Properties	114	109
GLA	14,977	13,899
% Leased –Operating	96.2%	96.3%
Weighted average annual effective rent PSF, net of tenant concessions	$20.33	$19.25
For the purpose of the following disclosures of occupancy and leasing activity, "anchor space" is considered space greater than or equal to 10,000 SF and "shop space" is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	September 30, 2017	December 31, 2016
% Leased – Operating	95.7%	96.0%
Anchor space	97.7%	97.8%
Shop space	92.3%	93.1%
The decline in shop space percent leased is due to the merger with Equity One, which had lower shop space occupancy than Regency.

The following table summarizes leasing activity, including our pro-rata share of activity within the portfolio of our co-investment partnerships:

	Nine months ended September 30, 2017
	Leasing Transactions (1,3)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
Anchor Leases
New	27	628	$18.80	$8.48	$5.06
Renewal	64	1,946	$15.01	$—	$0.45
Total Anchor Leases (1)	91	2,574	$15.94	$2.07	$1.57
Shop Space
New	383	660	$31.77	$12.20	$12.21
Renewal	834	1,392	$31.42	$1.07	$2.64
Total Shop Space Leases (1)	1,217	2,052	$31.53	$4.65	$5.71
Total Leases	1,308	4,626	$22.86	$3.21	$3.41

(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) Totals for base rent, tenant improvements, and leasing commissions reflect the weighted average PSF.
(3) For the period ending September 30, 2107, amounts include leasing activity of properties acquired from Equity One beginning March 1, 2017.

	Nine months ended September 30, 2016
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
Anchor Leases
New	11	312	$13.92	$4.98	$3.75
Renewal	64	1,302	$13.29	$0.35	$0.83
Total Anchor Leases (1)	75	1,614	$13.41	$1.24	$1.39
Shop Space
New	313	561	$29.93	$12.00	$13.83
Renewal	696	1,066	$31.57	$1.48	$4.18
Total Shop Space Leases (1)	1,009	1,627	$31.00	$5.11	$7.51
Total Leases	1,084	3,241	$22.24	$3.18	$4.46

(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) Totals for base rent, tenant improvements, and leasing commissions reflect the weighted average PSF.
Total average base rent on signed shop space leases during 2017 was $31.53 and exceeds the average annual base rent of all shop space leases due to expire during the next 12 months of $29.59 PSF, by 6.6%.

Significant Tenants and Concentrations of Risk
We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our most significant tenants, based on their percentage of annualized base rent:

	September 30, 2017
Grocery Anchor	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Kroger	59	6.6%	3.2%
Publix	68	6.2%	3.1%
Albertsons/Safeway	46	4.0%	2.8%
TJX Companies	57	3.2%	2.4%
Whole Foods	26	2.1%	2.2%

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
We closely monitor the operating performance and rent collections of tenants in our shopping centers as well as those retailers experiencing significant changes to their business models as a result of reduced customer traffic in their stores and increased competition from e-commerce sales.  Retailers who are unable to withstand these and other business pressures may file for bankruptcy. Although base rent is supported by long-term lease contracts, tenants who file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. Tenants who have filed for bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 0.5% of our annual base rent on a pro-rata basis.

Results from Operations
Comparison of the three months ended September 30, 2017 to 2016:
Our revenues increased as summarized in the following table:

	Three months ended September 30,
(in thousands)	2017	2016	Change
Minimum rent	$195,393	111,886	83,507
Percentage rent	1,147	495	652
Recoveries from tenants	54,483	31,443	23,040
Other income	5,071	3,089	1,982
Management, transaction, and other fees	6,047	5,855	192
Total revenues	$262,141	152,768	109,373
Minimum rent increased as follows:

•	$1.8 million increase from development properties;

•	$192,000 increase from new acquisitions of operating properties;

•	$4.0 million increase from same properties rental rate growth on new and renewal leases; and

•	$78.7 million increase from properties acquired through the Equity One merger;

•	reduced by $874,000 from the sale of operating properties.
Percentage rent increased $652,000 primarily as a result of properties acquired through the Equity One merger.
Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$532,000 increase from rent commencing at development properties;

•	$1.3 million increase from same properties associated with higher real estate taxes and improvements in recovery rates; and

•	$21.5 million increase from properties acquired through the Equity One merger;

•	reduced by $267,000 from the sale of operating properties.
Other income, which consists of incidental income earned at our centers, increased as follows:

•	$563,000 increase from same properties primarily due to settlements and other fees;

•	$1.4 million increase from properties acquired through the Equity One merger.

Changes in our operating expenses are summarized in the following table:

	Three months ended September 30,
(in thousands)	2017	2016	Change
Depreciation and amortization	$91,474	40,705	50,769
Operating and maintenance	38,020	23,373	14,647
General and administrative	15,199	16,046	(847)
Real estate taxes	29,315	17,058	12,257
Other operating expenses	3,195	1,046	2,149
Total operating expenses	$177,203	98,228	78,975
Depreciation and amortization costs increased as follows:

•	$653,000 increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$808,000 increase from same properties attributable primarily to redevelopments; and

•	$49.6 million increase from properties acquired through the Equity One merger;

•	reduced by $348,000 from the sale of operating properties.
Operating and maintenance costs increased as follows:

•	$268,000 increase from operations commencing at development properties;

•	$1.2 million net increase from claims losses within the company's wholly owned captive insurance program, including the impact of hurricane losses; and

•	$14.3 million increase from properties acquired through the Equity One merger and other new acquisitions of operating properties;

•	reduced by $1.0 million from same properties primarily attributable to a reduction in non-recoverable costs; and

•	reduced by $185,000 from the sale of operating properties.
General and administrative

•	$1.6 million net decrease primarily from higher development overhead capitalization based on the timing and size of current development projects, offset by;

•	$709,000 increase in compensation costs primarily related to additional staffing as a result of the Equity One merger.
Real estate taxes increased as follows:

•	$305,000 increase from development properties where capitalization ceased as tenant spaces became available for occupancy and new acquisitions of operating properties;

•	$554,000 increase from same properties from increased tax assessments; and

•	$11.6 million increase from properties acquired through the Equity One merger;

•	reduced by $249,000 from sold properties.

Other operating expenses increased as follows:

•	$432,000 increase in corporate expenses due to an increase in pursuit costs and franchise taxes;

•	$1.4 million increase from properties acquired through the Equity One merger;

•	reduced by $266,000 primarily due to acquisition costs incurred in the second quarter of 2016.
The following table presents the components of other expense (income):

	Three months ended September 30,
(in thousands)	2017	2016	Change
Interest expense, net
Interest on notes payable	$31,577	19,828	11,749
Interest on unsecured credit facilities	3,974	1,556	2,418
Capitalized interest	(2,488)	(857)	(1,631)
Hedge expense	2,102	1,807	295
Interest income	(486)	(389)	(97)
Interest expense, net	34,679	21,945	12,734
Early extinguishment of debt	—	13,943	(13,943)
Net investment income	(971)	(821)	(150)
Loss on derivative instruments	—	40,586	(40,586)
Total other expense (income)	$33,708	75,653	(41,945)
The $12.7 million net increase in total interest expense is due to:

•	$11.7 million net increase in interest on notes payable from:

◦	$7.6 million of additional interest on notes payable assumed with the Equity One merger; and

◦	$9.4 million increase from issuances of $950 million of new unsecured debt;

◦	offset by $3.1 million decrease in mortgage interest expense primarily due to the payoff of nine mortgages utilizing proceeds from the June 2017 debt offering; and

◦	$2.1 million decrease due to the early redemption of our $300 million notes in the third quarter of 2016;

•	$2.4 million increase in interest on unsecured credit facilities related to higher average balances including a new $300 million term loan which closed on March 1, 2017;

•	offset by $1.6 million decrease from higher capitalization of interest based on the size and progress of development and redevelopment projects in process.
In connection with the early redemption of the $300 million notes during the three months ended September 30, 2016, we recognized a $13.9 million charge, including a $13.2 million make-whole premium and $700,000 of unamortized debt issuance costs.
During the three months ended September 30, 2016, we recognized a $40.6 million charge to settle $220 million of forward starting interest rate swaps related to debt previously expected to be issued in 2017 to repay our $300 million notes due June 2017.

Our equity in income of investments in real estate partnerships increased as follows:

		Three months ended September 30,
(in thousands)	Regency's Ownership	2017	2016	Change
GRI - Regency, LLC (GRIR)	40.00%	$6,917	6,862	55
New York Common Retirement Fund (NYC)	30.00%	183	—	183
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	284	314	(30)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	332	366	(34)
Cameron Village, LLC (Cameron)	30.00%	174	150	24
RegCal, LLC (RegCal)	25.00%	331	205	126
US Regency Retail I, LLC (USAA)	20.01%	3,599	227	3,372
Other investments in real estate partnerships	20.00% - 50.00%	400	14,523	(14,123)
Total equity in income of investments in real estate partnerships		$12,220	22,647	(10,427)
The $10.4 million decrease in our equity in income of investments in real estate partnerships is largely attributed to a decrease in the gains on sale of real estate within Other investments partially offset by an increase in gains within USAA.
The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended September 30,
(in thousands)	2017	2016	Change
Income from operations	$63,451	1,534	61,917
Gain on sale of real estate, net of tax	131	9,580	(9,449)
Income attributable to noncontrolling interests	(769)	(543)	(226)
Preferred stock dividends and issuance costs	(3,147)	(5,266)	2,119
Net income attributable to common stockholders	$59,666	5,305	54,361
Net income attributable to exchangeable operating partnership units	132	16	116
Net income attributable to common unit holders	$59,798	5,321	54,477
During the three months ended September 30, 2017, we did not have any operating property or land parcel sales, as compared to gains of $9.6 million from the sale of three operating properties and two land parcels during the three months ended September 30, 2016.
Preferred stock dividends decreased $2.1 million due to the redemption of our $250 million 6.625% Series 6 Preferred Stock in February 2017 and our $75 million 6.000% Series 7 Preferred Stock in August 2017.

Comparison of the nine months ended September 30, 2017 to 2016:
Results from operations for the nine months ended September 30, 2017, reflect the results of our merger with Equity One on March 1, 2017.
Our revenues increased as summarized in the following table:

	Nine months ended September 30,
(in thousands)	2017	2016	Change
Minimum rent	$532,625	329,506	203,119
Percentage rent	5,509	2,651	2,858
Recoveries from tenants	149,811	94,684	55,127
Other income	12,278	9,210	3,068
Management, transaction, and other fees	19,353	18,759	594
Total revenues	$719,576	454,810	264,766
Minimum rent increased as follows:

•	$5.4 million increase from development properties;

•	$5.4 million increase from new acquisitions of operating properties;

•	$12.0 million increase from same properties reflecting a $9.8 million increase from rental rate growth on new and renewal leases, and a $2.0 million increase in straight line rent; and

•	$184.4 million increase from properties acquired through the Equity One merger;

•	reduced by $4.0 million from the sale of operating properties.
Percentage rent increased $2.9 million primarily as a result of properties acquired through the Equity One merger.
Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$1.4 million increase from rent commencing at development properties;

•	$1.8 million increase from new acquisitions of operating properties;

•	$5.0 million increase from same properties associated with higher recoverable costs and an improvement in recovery rates; and

•	$48.3 million increase from properties acquired through the Equity One merger;

•	reduced by $1.3 million from the sale of operating properties.
Other income, which consists of incidental income earned at our centers, increased as follows:

•	$471,000 increase from development properties;

•	$876,000 increase from new acquisitions of operating properties; and

•	$2.5 million from properties acquired through the Equity One merger;

•	reduced by $691,000 decrease from same properties primarily due to other fee income.
Management, transaction, and other fees increased $594,000 primarily from investments in real estate partnerships acquired through the Equity One merger.

Changes in our operating expenses are summarized in the following table:

	Nine months ended September 30,
(in thousands)	2017	2016	Change
Depreciation and amortization	$243,757	119,721	124,036
Operating and maintenance	103,888	69,767	34,121
General and administrative	49,618	48,695	923
Real estate taxes	79,636	49,697	29,939
Other operating expenses	81,621	5,795	75,826
Total operating expenses	$558,520	293,675	264,845
Depreciation and amortization costs increased as follows:

•	$2.1 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$3.4 million increase from new acquisitions of operating properties and corporate assets;

•	$2.7 million increase from same properties primarily attributable to redevelopments; and

•	$117.2 million increase from properties acquired through the Equity One merger;

•	reduced by $1.4 million from the sale of operating properties.
Operating and maintenance costs increased as follows:

•	$1.0 million increase from operations commencing at development properties;

•	$1.5 million increase from acquisitions of operating properties;

•	$1.2 million net increase from claims losses within the company's wholly owned captive insurance program, including the impact of hurricane losses;

•	$659,000 increase in recoverable costs partially offset by $264,000 in nonrecoverable costs at same properties; and

•	$30.9 million increase from properties acquired through the Equity One merger;

•	reduced by $882,000 from the sale of operating properties.
General and administrative expenses increased $923,000 from the following:

•	$1.6 million increase in the value of participant obligations within the deferred compensation plan, and

•	$3.9 million increase in compensation costs primarily related to additional staffing as a result of the Equity One merger, including a $2.4 million increase in non-compensation costs, offset by;

•	$4.6 million net decrease primarily from greater development overhead capitalization based on the timing and size of current development projects.
Real estate taxes increased as follows:

•	$542,000 increase from development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$1.2 million increase from acquisitions of operating properties;

•	$1.9 million increase at same properties from increased tax assessments; and

•	$27.0 million increase from properties acquired through the Equity One merger;

•	reduced by $659,000 from sold properties.
Other operating expenses increased as follows:

•	$854,000 increase in corporate expenses due to an increase in franchise taxes and pursuit costs;

•	$77.5 million increase primarily from transaction costs related to the Equity One merger in March 2017;

•	reduced by $2.1 million primarily due to higher acquisition costs incurred in 2016; and

•	reduced by $495,000 at same properties primarily related to higher environmental expenses incurred in 2016.
The following table presents the components of other expense (income):

	Nine months ended September 30,
(in thousands)	2017	2016	Change
Interest expense, net
Interest on notes payable	$87,492	63,899	23,593
Interest on unsecured credit facilities	10,718	3,829	6,889
Capitalized interest	(5,778)	(2,622)	(3,156)
Hedge expense	6,305	6,306	(1)
Interest income	(1,452)	(923)	(529)
Interest expense, net	97,285	70,489	26,796
Provision for impairment	—	1,666	(1,666)
Early extinguishment of debt	12,404	13,943	(1,539)
Net investment income	(2,955)	(1,268)	(1,687)
Loss on derivative instruments	—	40,586	(40,586)
Total other expense (income)	$106,734	125,416	(18,682)
The $26.8 million net increase in total interest expense is due to:

•	$23.6 million net increase in interest on notes payable due to:

◦	$18.3 million of additional interest on notes payable assumed with the Equity One merger; and

◦	$20.5 million increase from issuances of $950 million of new unsecured debt;

◦	offset by $4.3 million decrease in mortgage interest expense primarily due to the payoff of nine mortgages utilizing proceeds from the June 2017 debt offering; and

◦	$10.9 million decrease due to the early redemption of our $300 million notes in the third quarter of 2016;

•	$6.9 million increase in interest on unsecured credit facilities related to higher average balances including a new $300 million term loan which closed on March 1, 2017;

•	offset by $3.2 million decrease from higher capitalization of interest based on the size and progress of development and redevelopment projects in process.
We did not recognize any impairments for the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we recognized a $1.7 million impairment loss on one operating property and one parcel of land that have since been sold.
During the nine months ended September 30, 2017, we repaid nine mortgages with a portion of the proceeds from our unsecured public debt offering in June 2017, and recognized $12.4 million of debt extinguishment costs. In connection with the early redemption of the $300 million notes during the three months ended September 30, 2016, we recognized a $13.9 million charge, including a $13.2 million make-whole premium and $700,000 of unamortized debt issuance costs.

Net investment income increased $1.7 million, driven by gains within the non-qualified deferred compensation plan.
During the nine months ended September 30, 2016, we recognized a $40.6 million charge to settle $220 million of forward starting interest rate swaps related to debt previously expected to be issued in 2017.
Our equity in income of investments in real estate partnerships decreased as follows:

		Nine months ended September 30,
(in thousands)	Ownership	2017	2016	Change
GRI - Regency, LLC (GRIR)	40.00%	$20,791	23,975	(3,184)
New York Common Retirement Fund (NYC)	30.00%	417	—	417
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	3,344	2,557	787
Columbia Regency Partners II, LLC (Columbia II)	20.00%	1,072	2,236	(1,164)
Cameron Village, LLC (Cameron)	30.00%	636	487	149
RegCal, LLC (RegCal)	25.00%	1,010	684	326
US Regency Retail I, LLC (USAA)	20.01%	4,251	739	3,512
Other investments in real estate partnerships	20.00% - 50.00%	2,283	15,940	(13,657)
Total equity in income of investments in real estate partnerships		$33,804	46,618	(12,814)
The $12.8 million decrease in our equity in income of investments in real estate partnerships is largely attributed to:

•
$3.2 million decrease within GRIR driven by gains on sale of real estate that were recognized in 2016, offset by lower depreciation expense in 2017 related to assets that became fully depreciated in 2016;

•	$1.2 million decrease within Columbia II due to gains on sale of real estate that were recognized in 2016;

•	$3.5 million increase within USAA due to gains on sale of real estate recognized in 2017; and

•	$13.7 million decrease in Other investments in real estate partnerships due to gains on sale of real estate recognized in 2016.
The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

	Nine months ended September 30,
(in thousands)	2017	2016	Change
Income from operations	$88,126	82,337	5,789
Gain on sale of real estate, net of tax	4,913	22,997	(18,084)
Income attributable to noncontrolling interests	(2,101)	(1,545)	(556)
Preferred stock dividends and issuance costs	(16,128)	(15,797)	(331)
Net income attributable to common stockholders	$74,810	87,992	(13,182)
Net income attributable to exchangeable operating partnership units	217	165	52
Net income attributable to common unit holders	$75,027	88,157	(13,130)
During the nine months ended September 30, 2017, we sold one operating property and seven land parcels resulting in gains of $4.9 million, compared to gains of $23.0 million from the sale of seven operating properties and twelve land parcels during the same period in 2016.

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
Our pro-rata same property NOI, as adjusted, excluding termination fees, grew from the following major components:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Base rent (1)	$197,529	190,618	6,911	$588,465	568,979	19,486
Percentage rent (1)	1,270	1,764	(494)	7,294	8,093	(799)
Recovery revenue (1)	59,033	56,694	2,339	178,979	172,084	6,895
Other income (1)	4,357	3,530	827	10,438	11,158	(720)
Operating expenses (1)	71,364	70,935	429	216,354	212,602	3,752
Pro-rata same property NOI, as adjusted	$190,825	181,671	9,154	$568,822	547,712	21,110
Less: Termination fees (1)	214	137	77	472	1,038	(566)
Pro-rata same property NOI, as adjusted, excluding termination fees	$190,611	181,534	9,077	$568,350	546,674	21,676
Pro-rata same property NOI growth, as adjusted			5.0%			4.0%

(1) Adjusted for Equity One operating results prior to the merger for these periods. For additional information and details about the Equity One operating results included herein, refer to the Same Property NOI Reconciliation at the end of the Supplemental Earnings section.

Base rent increased $6.9 million and $19.5 million during the three and nine months ended September 30, 2017, respectively, driven by increases in rental rate growth on new and renewal leases and contractual rent steps from anchor leases, minimally offset by a slight decrease in the percentage of leases that have rent commenced.
Recovery revenue increased $2.3 million and $6.9 million during the three and nine months ended September 30, 2017, as a result of increases in recoverable costs, as noted below, and improvements in recovery rates.
Other income increased $0.8 million during the three months ended September 30, 2017 and decreased $0.7 million during the nine months ended September 30, 2017, due to the timing of lease termination fees and other fee income.
Operating expenses increased $3.8 million during the nine months ended September 30, 2017, primarily due to higher real estate taxes.

Same Property Rollforward:
Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	Three months ended September 30,
	2017		2016
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	400	41,076	298	26,964
Disposed properties	(1)	(24)	(6)	(295)
SF adjustments (1)	—	21	—	(33)
Ending same property count	399	41,073	292	26,636

	Nine months ended September 30,
	2017		2016
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	289	26,392	300	26,508
Acquired properties owned for entirety of comparable periods	1	180	6	443
Developments that reached completion by beginning of earliest comparable period presented	2	331	2	342
Disposed properties	(3)	(82)	(16)	(660)
SF adjustments (1)	—	71	—	3
Properties acquired through Equity One merger	110	14,181	—	—
Ending same property count	399	41,073	292	26,636

(1) SF adjustments arise from remeasurements or redevelopments.

NAREIT FFO and Core FFO:
Our reconciliation of net income attributable to common stock and unit holders to NAREIT FFO and Core FFO is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share information)	2017	2016	2017	2016
Reconciliation of Net income to NAREIT FFO
Net income attributable to common stockholders	$59,666	5,305	$74,810	87,992
Adjustments to reconcile to NAREIT FFO:(1)
Depreciation and amortization (excluding FF&E)	99,284	47,826	266,873	143,373
Provision for impairment to operating properties	—	—	—	659
Gain on sale of operating properties, net of tax	(3,349)	(23,067)	(8,415)	(38,016)
Exchangeable operating partnership units	132	16	217	165
NAREIT FFO attributable to common stock and unit holders	$155,733	30,080	$333,485	194,173
Reconciliation of NAREIT FFO to Core FFO
NAREIT FFO attributable to common stock and unit holders	$155,733	30,080	$333,485	194,173
Adjustments to reconcile to Core FFO:(1)
Development pursuit costs	202	(47)	521	1,766
Acquisition pursuit and closing costs	—	287	138	907
Merger related costs	1,175	—	75,584	—
Gain on sale of land	(119)	(628)	(2,969)	(7,886)
Provision for impairment to land	—	35	—	547
Loss on derivative instruments and hedge ineffectiveness	2	40,586	(12)	40,589
Early extinguishment of debt	—	13,943	12,404	13,957
Preferred redemption charge	2,859	—	12,226	—
Merger related debt offering interest	—	—	975	—
Hurricane losses	1,852	—	1,852	—
Core FFO attributable to common stock and unit holders	$161,704	84,256	$434,204	244,053

(1) Includes Regency's pro-rate share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interest.

Same Property NOI Reconciliation:
Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows:

	Three months ended September 30,
	2017			2016
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Net income attributable to common stockholders	$138,926	(79,260)	59,666	$77,483	(72,178)	5,305
Less:
Management, transaction, and other fees	—	6,047	6,047	—	5,855	5,855
Gain on sale of real estate, net of tax	—	131	131	—	9,580	9,580
Other (2)	3,977	9,296	13,273	2,429	1,253	3,682
Plus:
Depreciation and amortization	37,246	54,228	91,474	36,189	4,517	40,706
General and administrative	—	15,199	15,199	—	16,046	16,046
Other operating expense, excluding provision for doubtful accounts	149	1,981	2,130	79	420	499
Other expense (income)	7,148	26,561	33,709	6,890	68,763	75,653
Equity in income (loss) of investments in real estate excluded from NOI (3)	11,333	475	11,808	904	(1,020)	(116)
Net income attributable to noncontrolling interests	—	769	769	—	543	543
Preferred stock dividends and issuance costs	—	3,147	3,147	—	5,266	5,266
NOI from Equity One prior to merger (4)	—	—	—	62,555	—	62,555
Pro-rata NOI, as adjusted	$190,825	7,626	198,451	$181,671	5,669	187,340

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
(4)  NOI from Equity One prior to the merger was derived from the accounting records of Equity One without adjustment. Equity One's financial information for the period ended February 28, 2017 and the period ended September 30, 2016 was subject to a limited internal review by Regency. The table below provides Same Property NOI detail for the non-ownership periods of Equity One.

	Nine months ended September 30,
	2017			2016
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Net income attributable to common stockholders	$350,221	(275,411)	74,810	$212,329	(124,337)	87,992
Less:
Management, transaction, and other fees	—	19,353	19,353	—	18,759	18,759
Gain on sale of real estate, net of tax	—	4,913	4,913	—	22,997	22,997
Other(2)	11,607	24,927	36,534	8,075	3,096	11,171
Plus:
Depreciation and amortization	112,690	131,067	243,757	109,708	10,013	119,721
General and administrative	—	49,618	49,618	—	48,695	48,695
Other operating expense, excluding provision for doubtful accounts	514	78,260	78,774	975	3,371	4,346
Other expense (income)	37,209	69,525	106,734	21,212	104,204	125,416
Equity in income (loss) of investments in real estate excluded from NOI (3)	36,790	1,729	38,519	23,500	(1,819)	21,681
Net income attributable to noncontrolling interests	—	2,101	2,101	—	1,546	1,546
Preferred stock dividends and issuance costs	—	16,128	16,128	—	15,797	15,797
NOI from Equity One prior to merger	43,005	—	43,005	188,063	—	188,063
Pro-rata NOI, as adjusted	$568,822	23,824	592,646	$547,712	12,618	560,330

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
(4)  NOI from Equity One prior to the merger was derived from the accounting records of Equity One without adjustment. Equity One's financial information for the period ended February 28, 2017 and the period ended September 30, 2016 was subject to a limited internal review by Regency. The following is Same Property NOI detail for the non-ownership periods of Equity One:

(in thousands)	Two Months Ended February 2017	Three Months Ended September 2016	Nine Months Ended September 2016
Base rent	$44,593	$65,305	194,952
Percentage rent	1,151	1,128	4,331
Recovery revenue	14,175	20,647	61,627
Other income	615	918	2,736
Operating expenses	17,529	25,443	75,583
Pro-rata same property NOI, as adjusted (1)	$43,005	$62,555	188,063
Less: Termination fees	30	21	93
Pro-rata same property NOI, as adjusted, excluding termination fees	$42,975	$62,534	187,970

Liquidity and Capital Resources
General
We use cash flows generated from operating, investing, and financing activities to strengthen our balance sheet, finance our development and redevelopment projects, fund our investment activities, and maintain financial flexibility. We continuously monitor the capital markets and evaluate our ability to issue new debt or equity, to repay maturing debt, or fund our capital commitments.
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
In addition to its $23.5 million cash balance, the Company has the following additional sources of capital available:

(in thousands)	September 30, 2017
ATM equity program
Original offering amount	$500,000
Available capacity	$500,000

Forward Equity Offering
Original offering amount	$233,300
Available equity offering to settle (1)	$94,063

Line of Credit
Total commitment amount	$1,000,000
Available capacity (2)	$979,100
Maturity (3)	May 13, 2019

(1) We have 1.25 million shares to settle prior to December 27, 2017 at an offering price of $75.25 per share before any underwriting discount and offering expenses.
(2) Net of letters of credit.
(3) The Company has the option to extend the maturity for two additional six-month periods.
We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders, which were $238.3 million and $165.1 million for the nine months ended September 30, 2017 and 2016, respectively. We currently do not have any preferred shares issued and outstanding. Our dividend distribution policy is set by our Board of Directors, who monitors our financial position. Our Board of Directors recently declared our common stock dividend of $0.53 per share, payable on November 29, 2017. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for Federal income tax purposes.
During the next twelve months, we estimate that we will require approximately $300 million of cash, including $261.9 million to complete in-process developments and redevelopments, and $38.1 million to repay maturing debt. If we start new developments, redevelop additional shopping centers, or commit to new acquisitions, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease. To meet our cash requirements, we may utilize cash generated from operations, proceeds from the sale of real estate, available borrowings from our Line, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new long-term debt.
We endeavor to maintain a high percentage of unencumbered assets. At September 30, 2017, 86.6% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our annualized coverage ratio, including our pro-rata share of our partnerships, was 4.1 times and 3.3 times for the periods ended September 30, 2017 and December 31, 2016, respectively.

Our Line, term loans, and unsecured notes require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The debt assumed in conjunction with the Equity One merger contain covenants that are consistent with our existing debt covenants. We are in compliance with these covenants at September 30, 2017 and expect to remain in compliance.
Summary of Cash Flow Activity
The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Nine months ended September 30,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$343,857	225,333	118,524
Net cash used in investing activities	(858,649)	(354,584)	(504,065)
Net cash provided by financing activities	525,079	133,297	391,782
Net increase in cash and cash equivalents	$10,287	4,046	6,241
Total cash and cash equivalents	$23,543	40,902	(17,359)
Net cash provided by operating activities:
Net cash provided by operating activities increased $118.5 million due to:

•	$132.1 million increase in cash from operating income; and,

•	$1.1 million increase in operating cash flow distributions from our unconsolidated real estate partnerships; offset by

•	$14.7 million net decrease in cash due to timing of cash receipts and payments related to operating activities.

Net cash used in investing activities:
Net cash used in investing activities increased by $504.1 million as follows:

	Nine months ended September 30,
(in thousands)	2017	2016	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(2,109)	(333,220)	331,111
Advance deposits paid on acquisition of operating real estate	(350)	1,250	(1,600)
Acquisition of Equity One, net of cash acquired of $72,534	(648,763)	—	(648,763)
Real estate development and capital improvements	(241,834)	(146,773)	(95,061)
Proceeds from sale of real estate investments	15,397	83,675	(68,278)
Issuance of notes receivable	(3,460)	—	(3,460)
Investments in real estate partnerships	(12,296)	(13,127)	831
Distributions received from investments in real estate partnerships	36,603	52,536	(15,933)
Dividends on investment securities	200	189	11
Acquisition of securities	(14,011)	(53,290)	39,279
Proceeds from sale of securities	11,974	54,176	(42,202)
Net cash used in investing activities	$(858,649)	(354,584)	(504,065)

Significant changes in investing activities include:

•
Other than those included with the merger, we acquired two real estate parcels at existing operating properties for $2.1 million during 2017 compared to $333.2 million for three operating properties in the same period in 2016.

•
We issued 65.5 million common shares to the shareholders of Equity One valued at $4.5 billion in a stock for stock exchange and merged Equity One into the Company on March 1, 2017. As part of the merger, we paid $648.8 million, net of cash acquired, to repay Equity One credit facilities not assumed with the merger.

•	We invested $95.1 million more in 2017 than the same period in 2016 on real estate development and capital improvements, as further detailed in a table below.

•
We received proceeds of $15.4 million from the sale of seven land parcels and one operating property in 2017, compared to $83.7 million for seven shopping centers and twelve land parcels in the same period in 2016.

•	We invested $12.3 million in our real estate partnerships during 2017 to fund our share of maturing mortgage debt and redevelopment activity, compared to $13.1 million during the same period in 2016.

•
Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $36.6 million received in 2017 is driven by the sale of two operating properties and one land parcel plus our share of proceeds from refinancing certain operating properties within the partnerships. During the same period in 2016, we received $52.5 million from the sale of nine shopping centers within the partnerships.

•	Acquisition of securities and proceeds from sale of securities pertain to investments held in our captive insurance company and our deferred compensation plan.
We plan to continue developing and redeveloping shopping centers for long-term investment. We deployed capital of $241.8 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Nine months ended September 30,
(in thousands)	2017	2016	Change
Capital expenditures:
Land acquisitions for development / redevelopment	$22,748	8,654	14,094
Building and tenant improvements	31,130	19,393	11,737
Redevelopment costs	103,395	35,695	67,700
Development costs	65,688	71,067	(5,379)
Capitalized interest	5,778	2,622	3,156
Capitalized direct compensation	13,095	9,342	3,753
Real estate development and capital improvements	$241,834	146,773	95,061

•	During 2017 we acquired three land parcels for new development projects as compared to one land parcel acquired during 2016.

•	Building and tenant improvements increased $11.7 million in 2017, materially related to the overall increase in the size of our portfolio from the merger with Equity One in March 2017.

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

•
Development expenditures are higher in 2017 due to the progress towards completion of our development projects currently in process. At September 30, 2017 and December 31, 2016, we had eight and six development projects, respectively, that were either under construction or in lease up. See the tables below for more details about our development projects.

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

•
We have a staff of employees who directly support our development and redevelopment programs. Internal compensation costs directly attributable to these activities are capitalized as part of each project. Changes in the level of future development and redevelopment activity could adversely impact results of operations by reducing the amount of internal costs for development and redevelopment projects that may be capitalized. A 10% reduction in development and redevelopment activity without a corresponding reduction in development related compensation costs could result in an additional charge to net income of $1.5 million per year.

The following table summarizes our development projects (in thousands, except cost PSF):

				September 30, 2017
Property Name	Market	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Northgate Marketplace Ph II	Medford, OR	Q4-15	Oct-16	40,700	96%	177	230
The Market at Springwoods Village (2)	Houston , TX	Q1-16	May-17	27,492	75%	89	309
The Village at Tustin Legacy	Los Angeles, CA	Q3-16	Oct-17	37,472	81%	112	335
Chimney Rock Crossing	New York, NY	Q4-16	May-18	71,254	59%	218	327
The Village at Riverstone	Houston, TX	Q4-16	Oct-18	30,638	45%	165	186
The Field at Commonwealth	Metro DC	Q1-17	Aug-18	45,210	48%	187	242
Pinecrest Place (3)	Miami, FL	Q1-17	Mar-18	16,427	16%	70	235
Mellody Farm	Chicago, IL	Q2-17	Oct-18	97,399	31%	252	387
Total				$366,592	54%	1,270	$289

(1) Includes leasing costs and is net of tenant reimbursements.
(2)  Estimated Net Development Costs are reported at full project cost. Our ownership interest in this consolidated property is 53%. Anchor rent commencement date is May 2017. Expected Anchor opening date is October 2017.

(3) Estimated Net Development Costs for Pinecrest Place excludes the cost of land, which the Company has leased long term.
The following table summarizes our completed development projects (in thousands, except cost PSF):

		Nine months ended September 30, 2017
Property Name	Location	Completion Date	Net Development Costs (1)	GLA	Cost PSF of GLA (1)
Willow Oaks Crossing	Charlotte, NC	Q1-17	$13,991	69	$203

(1) Includes leasing costs and is net of tenant reimbursements.

Net cash provided by financing activities:
Net cash flows generated from financing activities increased by $391.8 million during 2017, as follows:

	Nine months ended September 30,
(in thousands)	2017	2016	Change
Cash flows from financing activities:
Equity issuances	$—	549,545	(549,545)
Repurchase of common shares in conjunction with equity award plans	(19,251)	(8,013)	(11,238)
Preferred stock redemption	(325,000)	—	(325,000)
Distributions to limited partners in consolidated partnerships, net	(7,031)	(3,126)	(3,905)
Dividend payments	(238,275)	(165,075)	(73,200)
Unsecured credit facilities	300,000	100,000	200,000
Proceeds from debt issuance	1,080,114	20,223	1,059,891
Debt repayment	(252,710)	(359,260)	106,550
Payment of loan costs	(12,868)	(1,954)	(10,914)
Proceeds from sale of treasury stock	100	957	(857)
Net cash provided by financing activities	$525,079	133,297	391,782
Significant financing activities during the nine months ended September 30, 2017 and 2016 include the following:

•	We raised $549.5 million during 2016 by

◦	issuing 182,787 shares of common stock through our ATM program at an average price of $68.85 per share resulting in net proceeds of $12.3 million,

◦	issuing 1,850,000 shares under our forward equity offering at an average price of $74.32 per share resulting in proceeds of $137.5 million, and

◦	issuing 5,000,000 shares of common stock at $79.78 per share resulting in net proceeds of $400.1 million.

•
We repurchased for cash a portion of the common stock related to stock based compensation to satisfy employee federal and state tax withholding requirements. The repurchases increased $11.2 million in 2017 due to the vesting of Equity One's stock based compensation program as a result of the merger.

•
We redeemed all of the issued and outstanding shares of our 6.625% Series 6 and 6.000% Series 7 cumulative redeemable preferred stock on February 16, 2017 and August 23, 2017, respectively, for $325.0 million.

•	Net distributions to consolidated partnerships increased $3.9 million primarily due to excess proceeds from property refinancings during 2017.

•
As a result of the common shares issued during 2016 and common shares issued as merger consideration during 2017, combined with an increase in our quarterly dividend rate, our dividend payments increased $73.2 million.

•	We received $300.0 million in proceeds upon closing a new term loan and used the funds to repay a $300.0 million Equity One term loan that became due upon merger.

•	We issued $1.1 billion of debt in 2017 related to the following activity:
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

A portion of the June proceeds of $305.1 million was used to retire approximately $112.0 million of loans secured by mortgages with interest rates ranging from 7.0% to 7.8% on various properties and to reduce the outstanding balance on the Line. We used the remainder of the proceeds to redeem all of our $75.0 million Series 7 preferred stock in August and for general corporate purposes.
We received proceeds of $122.5 million from mortgage loans and $4.5 million from development construction draws, all within consolidated real estate partnerships.

•	We paid $252.7 million to repay or refinance mortgage loans and pay scheduled principal payments as compared to $359.3 million in 2016.

•	In connection with the new debt issued above, the expansion of our Line commitment, and assumption of mortgages from Equity One, we incurred $12.9 million of loan costs.

Investments in Real Estate Partnerships
The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Number of Co-investment Partnerships	12	11
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	114	109
Assets	$2,880,390	2,608,742	$997,454	878,977
Liabilities	1,638,510	1,404,588	561,203	473,255
Equity	1,241,880	1,204,154	436,251	405,722
Negative investment in US Regency Retail I, LLC (2)			11,138	—
Basis difference			43,946	1,382
Restricted Gain Method deferral			(30,902)	(30,902)
Impairment of investment in real estate partnerships			(1,300)	(1,300)
Net book equity in excess of purchase price			(78,203)	(78,203)
Investments in real estate partnerships			$380,930	296,699

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

(2)  During 2017, the USAA partnership distributed proceeds from debt refinancing and real estate sales in excess of Regency's carrying value of its investment resulting in a negative investment balance, which is recorded within Accounts payable and other liabilities in the Consolidated Balance Sheets.

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	September 30, 2017	December 31, 2016
GRI - Regency, LLC (GRIR)	40.00%	$198,106	201,240
New York Common Retirement Fund (NYC) (1)	30.00%	57,448	—
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7,183	9,687
Columbia Regency Partners II, LLC (Columbia II)	20.00%	13,706	14,750
Cameron Village, LLC (Cameron)	30.00%	11,929	11,877
RegCal, LLC (RegCal)	25.00%	27,806	21,516
US Regency Retail I, LLC (USAA) (2)	20.01%	—	13,176
Other investments in real estate partnerships (1)	20.00% - 50.00%	64,752	24,453
Total investment in real estate partnerships		$380,930	296,699

(1) Includes investments in real estate partnerships acquired as part of the Equity One merger, which was effective on March 1, 2017.
(2)  During 2017, the USAA partnership distributed proceeds from debt refinancing and real estate sales in excess of Regency's carrying value of its investment resulting in a negative investment balance, which is recorded within Accounts payable and other liabilities in the Consolidated Balance Sheets.

Notes Payable - Investments in Real Estate Partnerships
Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	September 30, 2017
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2017	$5,043	—	19,635	24,678	5,755
2018	21,059	30,022	—	51,081	19,647
2019	19,852	73,259	—	93,111	24,448
2020	16,823	222,199	—	239,022	86,167
2021	10,818	269,942	—	280,760	100,402
Beyond 5 Years	10,580	829,000	—	839,580	288,440
Net unamortized loan costs, debt premium / (discount)	—	(10,503)	—	(10,503)	(3,355)
Total	$84,175	1,413,919	19,635	1,517,729	521,504
At September 30, 2017, our investments in real estate partnerships had notes payable of $1.5 billion maturing through 2031, of which 98.7% had a weighted average fixed interest rate of 4.6%. The remaining notes payable float over LIBOR and had a weighted average variable interest rate of 2.7%. These notes payable are all non-recourse, and our pro-rata share was $521.5 million as of September 30, 2017. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions.
We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income
In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Asset management, property management, leasing, and investment and financing services	$5,884	5,821	$18,735	18,415

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
As of September 30, 2017 we and our Investments in real estate partnerships had accrued liabilities of $9.7 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contaminants and liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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
On March 1, 2017, we completed the Merger with Equity One, whereby Equity One merged with and into the Parent Company with the Parent Company continuing as the surviving corporation. As permitted by SEC guidance for newly acquired businesses, we excluded Equity One from our assessment of internal control over financial reporting, which represented total assets acquired of $6.7 billion (approximately 60% of Company's Total assets) as of September 30, 2017. We are in the process of integrating Equity One's operations into our internal control structure. None of these integration activities are expected to have a material impact on our system of internal control over financial reporting.
There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2017 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
On March 1, 2017, we completed the Merger with Equity One, whereby Equity One merged with and into the Parent Company with the Parent Company continuing as the surviving corporation. As permitted by SEC guidance for newly acquired businesses, we excluded Equity One from our assessment of internal control over financial reporting, which represented total assets of $6.7 billion (approximately 60% of Company's Total assets) as of September 30, 2017. We are in the process of integrating Equity One's operations into our internal control structure. None of these integration activities are expected to have a material impact on our system of internal control over financial reporting.
There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2017 and that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The recent announcement of the proposed merger of Amazon.com with Whole Foods Market, Inc has highlighted the increasing impact of e-commerce on retailers and the shopping habits of retail customers. Although no definite conclusions can be made at this time, these trends may also have an impact on decisions that retailers make regarding their bricks and mortar stores. Changes in shopping trends as a result of the growth in e-commerce may also impact the profitability of retailers that do not adapt to changes in market conditions. These conditions could adversely impact our results of operations and cash flows if we are unable to meet the needs of our tenants or if our tenants encounter financial difficulties as a result of changing market conditions.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the quarter ended September 30, 2017.
The following table represents information with respect to purchases by the Parent Company of its common stock during the months in the three month period ended September 30, 2017.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2017	2,453	$63.55	—	—
August 1 through August 31, 2017	601	$65.53	—	—
September 1 through September 30, 2017	—	$—	—	—

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
Ex #    Description
31.    Rule 13a-14(a)/15d-14(a) Certifications.
31.1Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.
31.2Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.
31.3Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.
31.4Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.
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

November 6, 2017	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

November 6, 2017	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)