Form 10-K
period 2017-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2018-02-27
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Regency Centers Corporation    ☒    Regency Centers, L.P    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
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
Regency Centers Corporation    $9.3 billion    Regency Centers, L.P.    N/A
The number of shares outstanding of the Regency Centers Corporation’s common stock was 170,794,466 as of February 23, 2018.
Documents Incorporated by Reference
Portions of Regency Centers Corporation's proxy statement in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”, "Regency Centers" or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of December 31, 2017, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
The Company believes it is important to understand the key differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. Except for the $500 million of unsecured public and private placement debt assumed with the Equity One merger on March 1, 2017, the Parent Company does not hold any indebtedness, but guarantees all of the unsecured debt of the Operating Partnership. The Operating Partnership is also the co-issuer and guarantees the $500 million of debt of the Parent Company assumed in the Equity One merger. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
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
PART I
Item 1. Business
Regency Centers began its operations as a publicly-traded REIT in 1993, and, as of December 31, 2017, had full or partial ownership interests in 426 retail properties primarily anchored by market leading grocery stores. Our properties are principally located in affluent and infill trade areas of the United States, and contain 53.9 million square feet ("SF") of gross leasable area ("GLA"). Our pro-rata ownership share of this GLA is 44.0 million square feet. All of our operating, investing, and financing activities are performed through the Operating Partnership, our wholly-owned subsidiaries, and through our co-investment partnerships.
On March 1, 2017, Regency completed its merger with Equity One Inc. ("Equity One"), whereby Equity One merged with and into Regency, with Regency continuing as the surviving public company. Under the terms of the Merger Agreement, each Equity One stockholder received 0.45 of a newly issued share of Regency common stock for each share of Equity One common stock owned immediately prior to the effective time of the merger resulting in approximately 65.5 million shares being issued to effect the merger. As part of the merger, Regency acquired 121 properties representing 16.0 million SF of GLA, including 8 properties held through co-investment partnerships.
Our mission is to be the preeminent national shopping center owner, operator, and developer. Our strategy is to:

•
Own and manage an unequaled portfolio of high-quality neighborhood and community shopping centers anchored by market leading grocers and located in affluent suburban and near urban trade areas in the country’s most desirable metro areas. We expect that this combination will produce highly desirable and attractive centers with best-in-class retailers. These centers should command higher rental and occupancy rates resulting in excellent prospects to grow net operating income ("NOI");

•	Maintain an industry leading and disciplined development and redevelopment platform to deliver exceptional retail centers at higher returns as compared to acquisitions;

•	Support our business activities with a strong balance sheet; and

•	Engage a talented, dedicated team of employees, who are guided by Regency’s strong values and special culture, which are aligned with shareholder interests.
Key goals to achieve our strategy are to:

•	Sustain superior same property NOI growth compared to our shopping center peers;

•	Develop and redevelop high quality shopping centers at attractive returns on investment;

•	Maintain a conservative balance sheet providing financial flexibility to cost effectively fund investment opportunities and debt maturities on a favorable basis, and to weather economic downturns;

•	Attract and motivate an exceptional team of employees who operate efficiently and are recognized as industry leaders; and

•	Generate reliable growth in earnings per share, funds from operations per share, and most importantly total shareholder returns that consistently rank at or near the top of shopping center REITS.
Sustainability
We believe sustainability is in the best interest of our tenants, investors, employees, and the communities in which we operate and are committed to reducing our environmental impact, including energy and water use, greenhouse gas emissions, and waste. We believe this commitment is not only the right thing to do, but also assists the Company in achieving key strategic objectives in operations and development. We are committed to transparency with regard to our sustainability performance, risks and opportunities, and will continue to increase disclosure using industry accepted reporting frameworks. We currently have a Green Star rating from the Global Real Estate Sustainability Benchmark, or GRESB, for the third consecutive year. More information about our sustainability strategy, goals, performance, and formal disclosures are available on our website at www.regencycenters.com.
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
Employees
Our corporate headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida. We presently maintain 21 market offices nationwide, including our corporate headquarters, where we conduct management, leasing, construction, and investment activities. We have 446 employees throughout the United States and we believe that our relations with our employees are good.
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

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	65	Chairman and Chief Executive Officer	1993
Lisa Palmer	50	President and Chief Financial Officer	2016 (1)
Dan M. Chandler, III	50	Executive Vice President of Investments	2016 (2)
James D. Thompson	62	Executive Vice President of Operations	2016 (3)
(1) Ms. Palmer assumed the responsibilities of President, effective January 1, 2016 in addition to her responsibilities as Chief Financial Officer, which she has held since January 2013. Prior to that, Ms. Palmer served as Senior Vice President of Capital Markets since 2003 and has been with the Company since 1996.

(2) Mr. Chandler assumed the role of Executive Vice President of Investments on January 1, 2016 and previously served as Managing Director since 2006. Prior to that, Mr. Chandler served in various investment officer positions since the merger with Pacific Retail Trust in 1999.

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
General Information
Our registrar and stock transfer agent is Broadridge Corporate Issuer Solutions, Inc. (“Broadridge”), Philadelphia, PA. We offer a dividend reinvestment plan (“DRIP”) that enables our shareholders to reinvest dividends automatically, as well as to make voluntary cash payments toward the purchase of additional shares. For more information, contact Broadridge toll free at (855) 449-0975 or our Shareholder Relations Department at (904) 598-7000.
Our independent registered public accounting firm is KPMG LLP, Jacksonville, Florida. Our legal counsel is Foley & Lardner LLP, Jacksonville, Florida.
Annual Meeting of Shareholders
Our 2018 annual meeting of shareholders will be held at the Ponte Vedra Inn and Club, 200 Ponte Vedra Blvd., Ponte Vedra Beach, Florida, at 10:30 a.m. on Thursday, April 26, 2018.
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

•	A Retail Operating Property is any property where the majority of the income is generated from retail uses, and is not termed a Property in Development.

•	Property In Development includes land or Retail Operating Properties in various stages of development and redevelopment including active pre-development activities.

•
Development Completion is a development project that is deemed complete upon the earliest of: (i) 90% of total estimated net development costs have been incurred and percent leased equals or exceeds 95%, or (ii) the project features at least two years of anchor operations, or (iii) three years have passed since the start of construction. Once deemed complete, the property is termed a Retail Operating Property.

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

•	Other companies in our industry may calculate their pro-rata interest differently, limiting the comparability of pro-rata information.
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

•
Net Operating Income ("NOI") is the sum of minimum rent, percentage rent and recoveries from tenants and other income, less operating and maintenance, real estate taxes, and provision for doubtful accounts. NOI excludes straight-line rental income and expense, above and below market rent and ground rent amortization and other fees. The Company also provides disclosure of NOI excluding termination fees, which excludes both termination fee income and expenses.

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

•
Core FFO is an additional performance measure used by Regency as the computation of NAREIT FFO includes certain non-comparable items that affect the Company's period-over-period performance. Core FFO excludes from NAREIT FFO: (a) transaction related income or expense; (b) impairments on land; (c) gains or losses from the early extinguishment of debt; and (d) other amounts as they occur. The Company provides a reconciliation of NAREIT FFO to Core FFO.

Item 1A. Risk Factors
Risk Factors Related to the Retail Industry
Economic and market conditions may adversely affect the retail industry and consequently reduce our revenues and cash flow, and increase our operating expenses.
Our properties are leased primarily to retail tenants from whom we derive most of our revenue in the form of minimum rent, expense recoveries and other income. Therefore, our performance and operating results are directly linked to the economic and market conditions occurring in the retail industry. We are subject to the risks, that upon expiration, leases for space in our properties are not renewed by existing tenants, vacant space is not leased to new tenants, or demand new lease terms, including costs for renovations or concessions. The market for leasing retail space in our properties may be adversely affected by any of the following:

•	changes in national, regional and local economic conditions;

•	deterioration in the competitiveness and creditworthiness of our retail tenants;

•	increased competition from the use of e-commerce by retailers and consumers as well as other concepts such as super-stores and warehouse clubs;

•	tenant bankruptcies and subsequent rejections of our leases;

•	reductions in consumer spending and retail sales;

•	reduced tenant demand for retail space;

•	oversupply of retail space;

•	reduced consumer demand for certain retail categories;

•	consolidation within the retail sector;

•	increased operating costs;

•	perceptions by retailers and shoppers of the safety, convenience and attractiveness of our properties;

•	casualties, natural disasters and terrorist attacks; and

•	armed conflicts against the United States.

To the extent that any of these conditions occur they are likely to impact the retail industry, our retail tenants, the demand and market rents for retail space, the occupancy levels of our properties, our ability to sell, acquire or develop properties, our operating results and our cash available for distributions to stock and unit holders.
The integration of bricks and mortar stores and e-commerce by retailers and a continued shift in retail sales towards e-commerce may adversely impact our revenues and cash flows.
The recent merger of Amazon.com with Whole Foods Market, Inc. highlights the increasing impact of e-commerce on retailers and changes in customer buying habits, including curbside pick-up of items ordered on line and home delivery of food kits, such as Blue Apron and HelloFresh. Retailers are considering these e-commerce trends when making decisions regarding their bricks and mortar stores and how they will compete and innovate in a rapidly changing e-commerce environment. Many retailers in our shopping centers provide services or sell goods, which have historically been less likely to be purchased online; however, the continuing increase in e-commerce sales in all retail categories may cause retailers to adjust the size or number of retail locations in the future or close stores. This shift may adversely impact our occupancy and rental rates, which would impact our revenues and cash flows. Changes in shopping trends as a result of the growth in e-commerce may also impact the profitability of retailers that do not adapt to changes in market conditions. These conditions may adversely impact our results of operations and cash flows if we are unable to meet the needs of our tenants or if our tenants encounter financial difficulties as a result of changing market conditions.
Our business is dependent on perceptions by retailers and shoppers of the safety, convenience and attractiveness of our retail properties.
We are dependent on perceptions by retailers or shoppers of the safety, convenience and attractiveness of our retail properties. If retailers and shoppers perceive competing retail properties and other retailing options to be safer, more convenient, or of a higher quality, our revenues may be adversely affected.
Changing economic and retail market conditions in geographic areas where our properties are concentrated may reduce our revenues and cash flow.
Economic conditions in markets where our properties are concentrated can greatly influence our financial performance. During the year ended December 31, 2017, our properties in California, Florida, and Texas accounted for 30.1%, 17.3%, and 7.8%, respectively, of our NOI from Consolidated Properties plus our pro-rata share from Unconsolidated

Properties ("pro-rata basis"). Our revenues and cash flow may be adversely affected by this geographic concentration if market conditions, such as supply of or demand for retail space, deteriorate more significantly in California, Florida, or Texas compared to other geographic areas.
Our success depends on the success and continued presence of our “anchor” tenants.
Anchor Tenants ("Anchor Tenants" or "Anchors" occupying 10,000 square feet or more) occupy large stores in our shopping centers, pay a significant portion of the total rent at a property and contribute to the success of other tenants by attracting shoppers to the property. We derive significant revenues from anchor tenants such as Publix, Kroger, Albertsons/Safeway, TJX Companies, and Whole Foods who accounted for 3.1%, 3.1%, 2.9%, 2.4%, and 2.3%, respectively, of our total annualized base rent on a pro-rata basis, for the year ended December 31, 2017. Our net income and cash flow may be adversely affected by the loss of revenues and additional costs in the event a significant anchor tenant:

•	becomes bankrupt or insolvent;

•	experiences a downturn in its business;

•	materially defaults on its leases;

•	does not renew its leases as they expire;

•	renews at lower rental rates and/or requires a tenant improvement allowance; or

•	renews, but reduces its store size, which results in down-time and additional tenant improvement costs to the landlord to release the vacated space.

Some anchors have the right to vacate their space and may prevent us from re-tenanting by continuing to comply and pay rent in accordance with their lease agreement. Vacated anchor space, including space owned by the anchor, can reduce rental revenues generated by the shopping center in other spaces because of the loss of the departed anchor's customer drawing power. If a significant tenant vacates a property, co-tenancy clauses in select centers may allow other tenants to modify or terminate their rent or lease obligations. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their stores; they may allow a tenant to close its store prior to lease expiration if another tenant closes its store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center.
A significant percentage of our revenues are derived from smaller shop space tenants and our net income may be adversely impacted if our smaller shop tenants are not successful.
A significant percentage of our revenues are derived from smaller shop space tenants ("Shop Space Tenants" occupying less than 10,000 square feet). Shop Space Tenants may be more vulnerable to negative economic conditions as they have more limited resources than Anchor Tenants. Shop Space Tenants are facing reductions in sales as a result of an increase in competition including from e-commerce retailers. Certain Shop Space Tenants are incorporating e-commerce into their business strategies and may seek to reduce their store sizes upon lease expiration as they adjust to and implement alternative distribution channels. The types of Shop Space Tenants vary from retail shops and restaurants to service providers. If we are unable to attract the right type or mix of Shop Space Tenants into our centers, our revenues and cash flow may be adversely impacted.
At December 31, 2017, Shop Space Tenants represent approximately 36% of our GLA leased at average base rents of $32 PSF. A one-percent decline in our shop space occupancy may result in a reduction to minimum rent of approximately $4.7 million.
We may be unable to collect balances due from tenants in bankruptcy.
Although minimum rent and recoveries from tenants are supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to recover our claim and to release the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and rejects its leases, we may experience a significant reduction in our revenues and may not be able to collect all pre-petition amounts owed by the bankrupt tenant.
Risk Factors Related to Real Estate Investments and Operations
We are subject to numerous laws and regulations that may adversely affect our operations or expose us to liability.

Our properties are subject to numerous federal, state, and local laws and regulations, some of which may conflict with one another or be subject to varying judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, competition laws, rules and agreements, landlord-tenant laws, property tax regulations, changes in real estate assessments and other laws and regulations generally applicable to business operations. Noncompliance with such laws and regulations, and any associated litigation may expose us to liability.
Our real estate assets may decline in value and be subject to impairment losses which may reduce our net income.
Our real estate properties are carried at cost unless circumstances indicate that the carrying value of these assets may not be recoverable. We evaluate whether there are any indicators, including property operating performance and general market conditions, such that the value of the real estate properties (including any related tangible or intangible assets or liabilities and goodwill) may not be recoverable. Through the evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated holding periods, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and may differ materially from actual results. Changes in our disposition strategy or changes in the marketplace may alter the holding period of an asset or asset group, which may result in an impairment loss and such loss may be material to the Company's financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value.
The fair value of real estate assets is subjective and is determined through the use of comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the traditional discounted cash flow approach. Such cash flow projections take into account expected future operating income, trends and prospects, as well as the effects of demand, competition and other relevant criteria, and therefore are subject to management judgment. Changes in these factors may impact the determination of fair value. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information.
These subjective assessments have a direct impact on our net income because recording an impairment charge results in an immediate negative adjustment to net income, which may be material. There can be no assurance that we will not record impairment charges in the future related to our assets.

We face risks associated with development, redevelopment and expansion of properties.
We actively pursue opportunities for new retail development, or existing property redevelopment or expansion. Development and redevelopment activities require various government and other approvals for entitlements and any delay in such approvals may significantly delay this process. We may not recover our investment in development or redevelopment projects for which approvals are not received. We are subject to other risks associated with these activities, including the following risks:

•	we may be unable to lease developments to full occupancy on a timely basis;

•	the occupancy rates and rents of a completed project may not be sufficient to make the project profitable;

•	actual costs of a project may exceed original estimates, possibly making the project unprofitable;

•	delays in the development or construction process may increase our costs;

•	we may abandon a development opportunity and lose our investment;

•	the size of our development pipeline may strain our labor or capital capacity to complete developments within targeted timelines and may reduce our investment returns;

•	a reduction in the demand for new retail space may reduce our future development activities, which in turn may reduce our net operating income;

•	changes in the level of future development activity may adversely impact our results from operations by reducing the amount of internal general overhead costs that may be capitalized;

•
a shift in our development and acquisition focus to mixed use properties in very dense urban locations (with or without joint venture or development partners for residential or office components), with differing tenant profiles or mixes, and/or multi-story buildings, all in select cases.

We face risks associated with the acquisition of properties.
Our investment strategy includes investing in high-quality shopping centers that are leased to market-dominant grocers, category-leading anchors, specialty retailers, or restaurants located in areas with high barriers to entry and above average household incomes and population densities. The acquisition of properties and/or real estate entities entails risks that include, but are not limited to, the following, any of which may adversely affect our results of operations and cash flows:

•
properties we acquire may fail to achieve the occupancy or rental rates we project, within the time frames we estimate, which may result in the properties' failure to achieve the investment returns we project;

•
our investigation of an entity, property or building prior to our acquisition, and any representation we may have received from such seller, may fail to reveal various liabilities including defects and necessary repairs, which may increase our costs;

•
our estimate of the costs to improve, reposition or redevelop a property may prove to be too low, or the time we estimate to complete the improvement, repositioning or redevelopment may be too short, either of which may result in the property failing to achieve our projected return, either temporarily or permanently;

•	we may not recover our costs from an unsuccessful acquisition;

•	our acquisition activities may distract or strain our management capacity; and

•	we may not be able to successfully integrate an acquisition into our existing operations platform.

We face risks if we expand into new markets.
If opportunities arise, we may acquire or develop properties in markets where we currently have no presence. Each of the risks applicable to acquiring or developing properties in our current markets are applicable to acquiring, developing and integrating properties in new markets. In addition, we may not possess the same level of familiarity with the dynamics and conditions of the new markets we may enter, which may adversely affect our operating results and investment returns in those markets.
We may be unable to sell properties when appropriate because real estate investments are illiquid.
Our properties, including their related tangible and intangible assets, represent the majority of our total consolidated assets and they are relatively illiquid. As a result, our ability to sell one or more of our properties including properties held in joint venture in response to changes in economic, industry, or other conditions may be limited. The real estate market is affected by many factors, such as general economic conditions, availability and terms of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. There may be less demand for lower quality properties that we have identified for ultimate disposition in markets with uncertain economic or retail environments, and where buyers are more reliant on the availability of third party mortgage financing. If we want to sell a property, we can provide no assurance that we will be able to dispose of it in the desired time period or at all or that the sales price of a property will be attractive at the relevant time or even exceed the carrying value of our investment. Moreover, if a property is mortgaged, we may not be able to obtain a release of the lien on that property without the payment of a substantial prepayment penalty, which may restrict our ability to dispose of the property, even though the sale might otherwise be desirable.
Certain properties we own have a low tax basis, which may result in a taxable gain on sale. We intend to utilize 1031 exchanges to mitigate taxable income; however, there can be no assurance that we will identify properties that meet our investment objectives for acquisitions. In the event that we do not utilize 1031 exchanges, we may be required to distribute the gain proceeds to shareholders or pay income tax, which may reduce our cash flow available to fund our commitments.
Certain of the properties in our portfolio are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we may be materially and adversely affected.
We have 28 properties in our portfolio that are either partially or completely on land subject to ground leases with third parties. Accordingly, we only own a long-term leasehold or similar interest in those properties. If we are found to be in breach of a ground lease, we may lose our interest in the improvements and the right to operate the property that is subject to the ground lease. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or upon their expiration, as to which no assurance can be given, we will lose our interest in the improvements and the right to operate such properties. The existing lease terms, including renewal options, were taken into consideration when making our investment decisions. The purchase price and subsequent improvements are being depreciated over the shorter of the remaining life of the ground leases or the useful life of the underlying assets. If we were to lose the right to operate a property due to a breach or not exercising renewal options of the ground lease, we would be unable to derive income from such property, which would impair the value of our investments, and materially and adversely affect our financial condition, results of operations and cash flows.
Geographic concentration of our properties makes our business vulnerable to natural disasters, severe weather conditions and climate change. An uninsured loss or a loss that exceeds the insurance coverage on our properties may subject us to loss of capital and revenue on those properties.

A significant number of our properties are located in areas that are susceptible to earthquakes, tropical storms, hurricanes, tornadoes, wildfires, sea-level rise, and other natural disasters. As of December 31, 2017, 26% of the total insured value of our portfolio is located in the state of California, including a number of properties in the San Francisco Bay and Los Angeles areas. Additionally, 18% and 7% of the total insured value of our portfolio is located in the states of Florida and Texas, respectively. Recent intense weather conditions may cause property insurance premiums to increase significantly in the future. We recognize that the frequency and / or intensity of extreme weather events, sea-level rise, and other climatic changes may continue to increase, and as a result, our exposure to these events may increase. These weather conditions may disrupt our business and the business of our tenants, which may affect the ability of some tenants to pay rent and may reduce the willingness of tenants or residents to remain in or move to these affected areas. Therefore, as a result of the geographic concentration of our properties, we face risks, including higher costs, such as uninsured property losses and higher insurance premiums, and disruptions to our business and the businesses of our tenants.
We carry comprehensive liability, fire, flood, terrorism, rental loss, and environmental insurance for our properties with policy specifications and insured limits customarily carried for similar properties. Some types of losses, such as losses from named wind storms, earthquakes, terrorism, or wars may have limited coverage or be excluded from insurance coverage. Although we carry specific insurance coverage for named windstorm and earthquake losses, the policies are subject to deductibles up to 2% to 5% of the total insured value of each property, up to a $10 million maximum deductible per occurrence for each of these perils, with limits of $300 million per occurrence for all perils except earthquake, which has a total annual aggregate limit of $300 million. Terrorism coverage is limited to $200 million per occurrence related to property damage. Liability claims are limited to $151 million per occurrence. Should a loss occur at any of our properties that is subject to a substantial deductible or is in excess of the property or casualty insurance limits of our policies, we may lose part or all of our invested capital and revenues from such property, which may have a material adverse impact on our operating results, financial condition, and our ability to make distributions to stock and unit holders.
To the extent climate change causes adverse changes in weather patterns, our properties in certain markets may experience increases in storm intensity and rising sea‑levels. Over time, these conditions may result in volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of insurance on favorable terms, or making insurance unavailable. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties. At this time, there can be no assurance that climate change will not have a material adverse effect on us.
Terrorist activities or violence occurring at our properties also may directly affect the value of our properties through damage, destruction or loss. Insurance for such acts may be unavailable or cost more resulting in an increase to our operating expenses and adversely affect our results of operations. To the extent that our tenants are affected by such attacks and threats of attacks, their businesses may be adversely affected, including their ability to continue to meet obligations under their existing leases.
Loss of our key personnel may adversely affect our business and operations.
The success of our business depends, in part, on the leadership and performance of our executive management team and key employees, and our ability to attract, retain and motivate talented employees may significantly impact our future performance. Competition for these individuals is intense, and we cannot assure you that we will retain our executive management team and other key employees or that we will be able to attract and retain other highly qualified individuals for these positions in the future. Losing any one or more of these persons may have a material adverse effect on us.
We face competition from numerous sources, including other REITs and other real estate owners.
The ownership of shopping centers is highly fragmented. We face competition from other public REITs, large private investors, institutional investors, and from numerous small owners in the acquisition, ownership, and leasing of shopping centers. We also compete to develop shopping centers with other REITs engaged in development activities as well as with local, regional, and national real estate developers. This competition may:

•	reduce the number of properties available for acquisition or development;

•	increase the cost of properties available for acquisition or development; and

•	hinder our ability to attract and retain tenants, leading to increased vacancy rates and/or reduced rents.

If we cannot successfully compete in our targeted markets, our cash flow, and therefore distributions to stock and unit holders, may be adversely affected.

Costs of environmental remediation may reduce our cash flow available for distribution to stock and unit holders.
Under various federal, state, and local laws, an owner or manager of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on the property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. The cost of any required remediation may exceed the value of the property and/or the aggregate assets of the owner or the responsible party. The presence of, or the failure to properly remediate, hazardous or toxic substances may adversely affect our ability to sell or lease a contaminated property or to use the property as collateral for a loan. We can provide no assurance that we are aware of all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that our properties will not be affected by tenants or nearby properties or other unrelated third parties; and that future uses or conditions, or changes in environmental laws and regulations will not result in additional material environmental liabilities to us.
Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures.
All of our properties are required to comply with the Americans with Disabilities Act (“ADA”), which generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements may require removal of access barriers, and noncompliance may result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease space in our properties are obligated by law to comply with the ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs may be adversely affected. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental entities and become applicable to the properties. We may be required to make substantial capital expenditures to comply with these requirements, and these expenditures may have a material adverse effect on our ability to meet our financial obligations and make distributions to our stock and unit holders.
We face risks associated with security breaches through cyber‑attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber‑attacks or cyber intrusions over the internet, malware, computer viruses, attachments to e‑mails, persons inside our organization or persons with access to systems, and other significant disruptions of our IT networks and related systems. Our IT networks and related systems are essential to the operation of our business and our ability to perform day‑to‑day operations and, in some cases, may be critical to the operations of certain of our tenants and co-investment partners. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
A breach or significant and extended disruption in the functioning of our systems, including our primary website, may damage our reputation and cause us to lose customers, tenants and revenues, generate third party claims, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues, and we may not be able to recover these expenses in whole or in any part from our service providers, responsible parties, or insurance carriers.
Risk Factors Related to Our Partnerships and Joint Ventures
We do not have voting control over properties owned in our co-investment partnerships and joint ventures, so we are unable to ensure that our objectives will be pursued.
We have invested substantial capital as a partner in a number of partnerships and joint ventures to acquire, own, lease, develop or redevelop properties. These activities are subject to the same risks as our investments in our wholly-owned properties. These investments, and other future similar investments may involve risks that would not be present were a third party not involved, including the possibility that partners or other owners might become bankrupt, suffer a deterioration in their creditworthiness, or fail to fund their share of required capital contributions. Partners or other owners may have economic or other business interests or goals that are inconsistent with our own business interests or goals, and may be in a position to take actions contrary to our policies or objectives.
These investments, and other future similar investments, also have the potential risk of creating impasses on decisions, such as a sale or financing, because neither we nor our partner or other owner has full control over the partnership or joint venture. Disputes between us and partners or other owners might result in litigation or arbitration that may increase our expenses and prevent management from focusing their time and efforts on our business. Consequently, actions by, or disputes with, partners or other owners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we risk the possibility of being liable for the actions of our partners or other owners. These factors may limit the return that we receive from such investments or cause our cash flows to be lower than our estimates.
The termination of our partnerships may adversely affect our cash flow, operating results, and our ability to make distributions to stock and unit holders.
If partnerships owning a significant number of properties were dissolved for any reason, we would lose the asset, property management, leasing and construction management fees from these partnerships, which may adversely affect our operating results and our cash available for distribution to stock and unit holders.
Risk Factors Related to Funding Strategies and Capital Structure
Higher market capitalization rates and lower net operating income ("NOI") at our properties may adversely impact our ability to sell properties and fund developments and acquisitions, and may dilute earnings.
As part of our funding strategy, we sell operating properties that no longer meet our investment standards or those with a limited future growth profile. These sales proceeds are used to fund the construction of new developments, redevelopments, and repay debt and acquisitions. An increase in market capitalization rates or a decline in NOI may cause a reduction in the value of centers identified for sale, which would have an adverse impact on the amount of cash generated. In order to meet the cash requirements of our development program, we may be required to sell more properties than initially planned, which may have a negative impact on our earnings. Additionally, the sale of properties resulting in significant tax gains may require higher distributions to our stockholders or payment of additional income taxes in order to maintain our REIT status. We intend to utilize 1031 exchanges to mitigate taxable income, however there can be no assurance that we will identify properties that meet our investment objectives for acquisitions.
We depend on external sources of capital, which may not be available in the future on favorable terms or at all.
To qualify as a REIT, the Parent Company must, among other things, distribute to its stockholders each year at least 90% of its REIT taxable income (excluding any net capital gains). Because of these distribution requirements, we may not be able to fund all future capital needs with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Our access to debt depends on our credit rating, the willingness of creditors to lend to us and conditions in the capital markets. In addition to finding creditors willing to lend to us, we are dependent upon our joint venture partners to contribute their pro rata share of any amount needed to repay or refinance existing debt when lenders reduce the amount of debt our partnerships and joint ventures are eligible to refinance.
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
Our ability to make scheduled payments or to refinance our indebtedness will depend primarily on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. In addition, we do not expect to generate sufficient operating cash flow to make balloon principal payments on our debt when due. If we are unable to refinance our debt on acceptable terms, we may be forced (i) to dispose of properties, which might result in losses, or (ii) to obtain financing at unfavorable terms, either of which may reduce the cash flow available for distributions to stock and unit holders. If we cannot make required mortgage payments, the mortgagee may foreclose on the property securing the mortgage.
Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.
Our unsecured notes, unsecured term loans, and unsecured line of credit contain customary covenants, including compliance with financial ratios, such as ratio of total debt to gross asset value and fixed charge coverage ratio. Fixed charge coverage ratio is defined as earnings before interest, taxes, depreciation and amortization ("EBITDA") divided by the sum of interest expense and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders, if any. These covenants may limit our operational flexibility and our acquisition activities. Moreover, if we breach any of the covenants in our debt agreements, and do not cure the breach within the applicable cure period, our lenders may require us to repay the debt immediately, even in the absence of a payment default. Many of our debt arrangements, including our unsecured notes, unsecured term loans, and unsecured line of credit are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other material debt obligations. As a result, any default under our debt covenants may have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations, and the market value of our stock.
Increases in interest rates would cause our borrowing costs to rise and negatively impact our results of operations.
Although a significant amount of our outstanding debt has fixed interest rates, we do borrow funds at variable interest rates under our credit facilities and term loans. As of December 31, 2017, 2.7% of our outstanding debt was variable rate debt. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedged our exposure to changes in interest rates. This would reduce our future earnings and cash flows, which may adversely affect our ability to service our debt and meet our other obligations and also may reduce the amount we are able to distribute to our stock and unit holders.
Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which may adversely affect us.
From time to time, we manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. There can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there may be significant costs and cash requirements involved to fulfill our obligations under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
We may acquire properties or portfolios of properties through tax-deferred contribution transactions, which may result in stockholder dilution and limit our ability to sell such assets.
We may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our operating partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we may deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions may limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.
Risk Factors Related to our Company and the Market Price for Our Securities
As a result of our merger with Equity One, Inc., the Gazit Parties became significant stockholders of Regency Centers and may have interests that are different from our other stockholders.
Mr. Chaim Katzman and Gazit-Globe, Ltd. and certain of its affiliated entities ("the Gazit Parties") own less than 10% of outstanding shares of our common stock. This concentration of ownership in one group of stockholders may potentially be disadvantageous to the interests of our other stockholders. The Gazit Parties have sold some of the shares they own in Regency Centers since we merged, and have filed a plan with the SEC to continue selling shares. Continued sales of our shares may cause volatility in our stock price, and we may find it more expensive to raise capital, if needed, through the sale of additional equity securities.

Under the governance agreement entered into as a part of the merger with Equity One, we nominated Mr. Katzman to our board of directors. Effective February 14, 2018, Mr. Katzman resigned from our board. However, so long as the Gazit Parties beneficially own 7% or more of our outstanding common stock, the Gazit Parties will have the right to designate another person to be appointed to our board of directors, which person must be reasonably acceptable to our board of directors.
Changes in economic and market conditions may adversely affect the market price of our securities.
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

These factors may cause the market price of our securities to decline, regardless of our financial condition, results of operations, business or prospects. It is impossible to ensure that the market price of our securities, including our common stock, will not fall in the future. A decrease in the market price of our common stock may reduce our ability to raise additional equity in the public markets. Selling common stock at a decreased market price would have a dilutive impact on existing stockholders.
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

If we do not maintain or periodically increase the dividend on our common stock, it may have an adverse effect on the market price of our common stock and other securities.

Risk Factors Related to Laws and Regulations
If the Parent Company fails to qualify as a REIT for federal income tax purposes, it would be subject to federal income tax at regular corporate rates.
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
Even if the Parent Company qualifies as a REIT for federal income tax purposes, we are required to pay certain federal, state, and local taxes on our income and property. For example, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions include sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we have undertaken a significant number of asset sales in recent years, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise.
In addition, on December 22, 2017, H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Cuts and Jobs Act") was signed into law by the U.S. President. Although we are not aware of any provision in the final tax reform legislation or any pending tax legislation that would adversely affect our ability to operate as a REIT, new legislation, as well as new regulations, administrative interpretations, or court decisions may be introduced, enacted, or promulgated from time to time, that may change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is adverse to our stockholders.

Recent changes to the U.S. tax laws may have a significant negative impact on the overall economy, our tenants, our investors, and our business.

The Tax Cuts and Jobs Act made significant changes to the Internal Revenue Code of 1986, as amended (the "Code"). While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may significantly change. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this early stage of the new law’s implementation. Furthermore, the Tax Cuts and Jobs Act may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Cuts and Jobs Act may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.

Dividends paid by REITs generally do not qualify for reduced tax rates.
Subject to limited exceptions, dividends paid by REITs (other than distributions designated as capital gain dividends, qualified dividends or returns of capital) are not eligible for reduced rates for qualified dividends paid by "C" corporations and are taxable at ordinary income tax rates. The more favorable rates applicable to regular corporate qualified dividends may cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which may adversely affect the value of the shares of REITs, including the shares of our capital stock.
Under the recently passed Tax Cuts and Jobs Act, the rate brackets for non-corporate taxpayer’s ordinary income are adjusted, the top tax rate is reduced from 39.6% to 37% (excluding the 3.8% Medicare tax on net investment income), and ordinary REIT dividends are taxed at even lower effective rates. Under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017 and before January 1, 2026, distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are generally taxed as ordinary income after deducting 20% of the amount of the dividend in the case of non-corporate stockholders. At the maximum ordinary income tax rate of 37% applicable for taxable years beginning after December 31, 2017 and before January 1, 2026, the maximum tax rate on ordinary REIT dividends for non-corporate stockholders is generally 29.6% (plus the 3.8% Medicare tax on net investment income).
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
Legislative or other actions affecting REITs may have a negative effect on us.
The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, may adversely affect Regency or our investors. We cannot predict how changes in the tax laws might affect Regency or our investors. New legislation, Treasury Regulations, administrative interpretations or court decisions may significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, may change, making an investment in such other entities more attractive relative to an investment in a REIT.
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
Changes in accounting standards may impact our financial results.
The Financial Accounting Standards Board ("FASB"), in conjunction with the SEC, has several key projects recently completed or on their agenda that may impact how we currently account for our material transactions, including lease accounting and other convergence projects with the International Accounting Standards Board. The largest projects, Revenue from Contracts with Customers and Leases, have been issued and will be adopted by the Company by their effective dates, as further described in note 1. The Leases standard is expected to have an impact on our financial statements when adopted to require all of our operating leases for office, ground and equipment leases to be recorded on our balance sheet. Also, we will no longer capitalize internal leasing compensation costs and legal costs associated with leasing activities under the new standard, which will result in an increase in our general and administrative costs and a reduction to our net income.
Restrictions on the ownership of the Parent Company's capital stock to preserve its REIT status may delay or prevent a change in control.
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

The issuance of the Parent Company's capital stock may delay or prevent a change in control.
The Parent Company's articles of incorporation authorize our Board of Directors to issue up to 30,000,000 shares of preferred stock and 10,000,000 shares of special common stock and to establish the preferences and rights of any shares issued. The issuance of preferred stock or special common stock may have the effect of delaying or preventing a change in control. The provisions of the Florida Business Corporation Act regarding affiliated transactions may also deter potential acquisitions by preventing the acquiring party from consummating a merger or other extraordinary corporate transaction without the approval of our disinterested stockholders.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table is a list of the shopping centers, summarized by state and in order of largest holdings, presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	December 31, 2017				December 31, 2016
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
Florida	96	11,255	29.1%	94.7%	37	4,168	17.4%	93.6%
California	56	8,549	22.1%	96.5%	43	5,734	24.0%	97.7%
Texas	23	3,018	7.8%	97.4%	23	3,014	12.6%	96.0%
Georgia	21	2,047	5.3%	95.2%	15	1,395	5.8%	93.8%
Connecticut	14	1,458	3.8%	96.9%	3	316	1.3%	94.7%
Virginia	8	1,420	3.7%	86.3%	7	1,233	5.2%	87.5%
New York	9	1,198	3.1%	99.0%	1	105	0.4%	—%
Ohio	8	1,196	3.1%	99.5%	8	1,184	4.9%	98.4%
Colorado	14	1,146	3.0%	97.2%	14	1,146	4.8%	93.8%
Illinois	6	1,069	2.8%	88.3%	5	817	3.4%	98.7%
Massachusetts	9	907	2.3%	99.1%	3	516	2.2%	95.5%
North Carolina	10	895	2.3%	97.0%	10	895	3.8%	96.2%
Washington	7	825	2.1%	99.4%	6	672	2.8%	99.3%
Louisiana	5	753	1.9%	94.2%	—	—	—%	—%
Oregon	7	741	1.9%	94.8%	7	741	3.1%	93.3%
Missouri	4	408	1.1%	99.7%	4	408	1.7%	99.5%
Maryland	3	372	1.0%	86.6%	1	117	0.5%	97.9%
Tennessee	3	317	0.8%	97.6%	3	317	1.3%	96.3%
Pennsylvania	3	317	0.8%	93.2%	3	317	1.3%	94.7%
Indiana	1	254	0.7%	97.7%	1	254	1.1%	97.9%
Delaware	1	232	0.6%	95.6%	1	232	1.0%	93.6%
New Jersey	1	218	0.6%	86.7%	1	218	0.9%	65.9%
Michigan	1	97	0.3%	98.6%	1	97	0.4%	97.1%
South Carolina	1	51	0.1%	71.2%	—	—	—%	—%
Arizona	—	—	—%	—%	1	36	0.1%	60.4%
Total	311	38,743	100.0%	95.5%	198	23,932	100.0%	94.8%
Certain Consolidated Properties are encumbered by mortgage loans of $636.7 million, excluding debt issuance costs and premiums and discounts, as of December 31, 2017.
The weighted average annual effective rent for the consolidated portfolio of properties, net of tenant concessions, is $21.01 and $19.70 per square foot ("PSF") as of December 31, 2017 and 2016, respectively.

The following table is a list of the shopping centers, summarized by state and in order of largest holdings, presented for Unconsolidated Properties (includes properties owned by unconsolidated co-investment partnerships):

	December 31, 2017				December 31, 2016
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
California	21	2,791	18.4%	97.0%	20	2,652	19.1%	97.5%
Virginia	18	2,554	16.9%	94.3%	18	2,551	18.3%	95.1%
North Carolina	8	1,326	8.8%	91.6%	8	1,275	9.2%	95.3%
Maryland	11	1,184	7.8%	95.8%	11	1,182	8.5%	96.1%
Florida	10	1,040	6.9%	97.4%	7	729	5.2%	98.4%
Texas	7	933	6.2%	97.4%	7	932	6.7%	98.4%
Colorado	5	836	5.5%	96.2%	5	853	6.1%	95.1%
Massachusetts	2	726	4.8%	95.7%	—	—	—%	—%
Minnesota	5	674	4.4%	98.3%	5	674	4.8%	98.6%
Illinois	4	671	4.4%	95.5%	4	671	4.8%	95.7%
Pennsylvania	6	666	4.4%	95.7%	6	664	4.8%	91.7%
Washington	5	621	4.1%	96.5%	5	621	4.6%	95.2%
New Jersey	3	287	1.9%	98.2%	2	158	1.1%	100.0%
Connecticut	1	186	1.2%	100.0%	1	186	1.3%	94.8%
New York	1	141	0.9%	100.0%	1	141	1.0%	100.0%
Indiana	2	139	0.9%	99.1%	2	139	1.0%	100.0%
Oregon	1	93	0.6%	98.4%	1	93	0.7%	94.7%
Georgia	1	86	0.6%	97.5%	1	86	0.6%	98.5%
South Carolina	1	80	0.5%	100.0%	1	80	0.6%	100.0%
Delaware	1	64	0.4%	90.1%	1	64	0.5%	92.6%
District of Columbia	2	40	0.3%	91.8%	2	40	0.3%	100.0%
Arizona	—	—	—%	—%	1	108	0.8%	89.7%
Total	115	15,138	100.0%	95.6%	109	13,899	100.0%	96.3%
Certain Unconsolidated Properties are encumbered by mortgage loans of $1.5 billion, excluding debt issuance costs and premiums and discounts, as of December 31, 2017.
The weighted average annual effective rent for the unconsolidated portfolio of properties, net of tenant concessions, is $20.63 and $19.25 PSF as of December 31, 2017 and 2016, respectively.

The following table summarizes the largest tenants occupying our shopping centers for Consolidated Properties plus our pro-rata share of Unconsolidated Properties, as of December 31, 2017, based upon a percentage of total annualized base rent (GLA and dollars in thousands):

Tenant	GLA	Percent of Company Owned GLA	Annualized Base Rent	Percent of Annualized Base Rent	Number of Leased Stores
Publix	2,750	6.2%	$28,002	3.1%	69
Kroger	2,868	6.5%	27,560	3.1%	58
Albertsons/Safeway	1,772	4.0%	25,465	2.9%	46
TJX Companies	1,427	3.2%	20,958	2.4%	58
Whole Foods	970	2.2%	20,133	2.3%	27
Ahold/Delhaize	623	1.4%	13,509	1.5%	16
CVS	640	1.5%	12,975	1.5%	57
Nordstrom	320	0.7%	8,747	1.0%	9
L.A. Fitness Sports Club	445	1.0%	8,384	0.9%	12
PETCO	351	0.8%	8,233	0.9%	43
Ross Dress For Less	564	1.3%	8,072	0.9%	24
Bed Bath & Beyond	500	1.1%	7,880	0.9%	16
Trader Joe's	252	0.6%	7,667	0.9%	25
Gap	197	0.4%	6,542	0.7%	15
Dick's Sporting Goods	417	0.9%	6,520	0.7%	8
Wells Fargo Bank	133	0.3%	6,465	0.7%	54
Starbucks	137	0.3%	6,423	0.7%	103
Target	570	1.3%	6,365	0.7%	6
Bank of America	115	0.3%	5,911	0.7%	39
JPMorgan Chase Bank	109	0.2%	5,855	0.7%	36
H.E.B.	344	0.8%	5,762	0.6%	5
Kohl's	612	1.4%	5,645	0.6%	8
Wal-Mart	573	1.3%	4,935	0.6%	7
Best Buy	216	0.5%	4,822	0.5%	7
Walgreens	222	0.5%	4,700	0.5%	18
Our leases for tenant space under 10,000 square feet generally have initial terms ranging from three to seven years. Leases greater than 10,000 square feet generally have initial lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. Our leases provide for the payment of fixed minimum rent, the tenant's pro-rata share of real estate taxes, insurance, and common area maintenance (“CAM”) expenses, and reimbursement for utility costs if not directly metered.

The following table summarizes pro-rata lease expirations for the next ten years and thereafter, for our Consolidated and Unconsolidated Properties, assuming no tenants renew their leases (GLA and dollars in thousands):

Lease Expiration Year	Number of Tenants with Expiring Leases	Pro-rata Expiring GLA	Percent of Total Company GLA	In Place Base Rent Expiring Under Leases	Percent of Base Rent	Pro-rata Expiring ABR
(1)	316	343	0.8%	$8,718	1.0%	$25.40
2018	1,055	2,776	6.8%	64,498	7.5%	23.23
2019	1,236	5,224	12.7%	100,542	11.7%	19.25
2020	1,313	4,742	11.5%	99,892	11.6%	21.07
2021	1,216	4,919	12.0%	100,850	11.7%	20.50
2022	1,313	5,658	13.8%	121,526	14.1%	21.48
2023	575	3,435	8.4%	72,658	8.4%	21.15
2024	372	2,109	5.1%	49,721	5.8%	23.58
2025	344	2,003	4.9%	47,950	5.6%	23.94
2026	306	1,984	4.8%	47,744	5.5%	24.06
2027	357	1,973	4.8%	43,156	5.0%	21.87
Thereafter	565	5,945	14.4%	105,542	12.1%	17.75
Total	8,968	41,111	100.0%	$862,797	100.0%	$21.00

(1) Leases currently under month-to-month rent or in process of renewal.
During 2018, we have a total of 1,055 leases expiring, representing 2.8 million square feet of GLA. These expiring leases have an average base rent of $23.23 PSF. The average base rent of new leases signed during 2017 was $25.13 PSF. During periods of recession or when occupancy is low, tenants have more bargaining power, which may result in rental rate declines on new or renewal leases. In periods of recovery and/or when occupancy levels are high, landlords have more bargaining power, which generally results in rental rate growth on new and renewal leases. Based on current economic trends and expectations, the quality and mix of tenants in our centers, and pro-rata percent leased of 95.6%, we expect average base rent on new and renewal leases during 2018 to meet or exceed average rental rates on leases expiring in 2018. Exceptions may arise in certain geographic areas or at specific shopping centers based on the local economic situation, competition, location, quality, and size of the space being leased, among other factors. Additionally, significant changes or uncertainties affecting micro- or macroeconomic climates may cause significant changes to our current expectations.

See the following property table and also see Item 7, Management's Discussion and Analysis, for further information about our Consolidated and Unconsolidated Properties.

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
200 Potrero	San Francisco-Oakland-Fremont	CA		2017	1928	$—	31	55.1%	$8.93	--
4S Commons Town Center	San Diego-Carlsbad-San Marcos	CA	85%	2004	2004	85,000	240	100.0%	33.20	Ralphs, Jimbo's...Naturally!
Amerige Heights Town Center	Los Angeles-Long Beach-Santa Ana	CA		2000	2000	15,844	89	100.0%	29.35	Albertsons, (Target)
Balboa Mesa Shopping Center	San Diego-Carlsbad-San Marcos	CA		2012	2014	—	207	100.0%	25.40	Von's Food & Drug, Kohl's
Bayhill Shopping Center	San Francisco-Oakland-Fremont	CA	40%	2005	1990	20,412	122	97.3%	24.73	Mollie Stone's Market
Blossom Valley	San Jose-Sunnyvale-Santa Clara	CA	20%	1999	1990	22,300	93	100.0%	26.44	Safeway
Brea Marketplace (6)	Los Angeles-Long Beach-Santa Ana	CA	40%	2005	1987	46,121	352	99.2%	18.71	Sprout's Markets, Target
Circle Center West	Los Angeles-Long Beach-Santa Ana	CA		2017	1989	10,198	64	100.0%	27.36	--
Clayton Valley Shopping Center	San Francisco-Oakland-Fremont	CA		2003	2004	—	260	92.8%	22.27	Grocery Outlet, Orchard Supply Hardware
Corral Hollow	Stockton	CA	25%	2000	2000	—	167	100.0%	17.39	Safeway, Orchard Supply & Hardware
Costa Verde Center	San Diego-Carlsbad-San Marcos	CA		1999	1988	—	179	91.3%	36.64	Bristol Farms
Culver Center	Los Angeles-Long Beach-Santa Ana	CA		2017	2000	—	217	100.0%	32.02	Ralphs, Best Buy, LA Fitness
Diablo Plaza	San Francisco-Oakland-Fremont	CA		1999	1982	—	63	98.3%	39.54	(Safeway)
East Washington Place	Santa Rosa-Petaluma	CA		2011	2011	—	203	99.5%	24.07	(Target), Dick's Sporting Goods, TJ Maxx
El Camino Shopping Center	Los Angeles-Long Beach-Santa Ana	CA		1999	2017	—	136	98.1%	36.64	Bristol Farms
El Cerrito Plaza	San Francisco-Oakland-Fremont	CA		2000	2000	36,436	256	96.9%	29.44	(Lucky's), Trader Joe's
El Norte Pkwy Plaza	San Diego-Carlsbad-San Marcos	CA		1999	2013	—	91	95.5%	18.10	Von's Food & Drug
Encina Grande	San Francisco-Oakland-Fremont	CA		1999	2016	—	106	100.0%	31.06	Whole Foods
Five Points Shopping Center	Santa Barbara-Santa Maria-Goleta	CA	40%	2005	2014	26,063	145	97.3%	28.12	Smart & Final
Folsom Prairie City Crossing	Sacramento--Arden-Arcade--Roseville	CA		1999	1999	—	90	98.7%	20.73	Safeway
French Valley Village Center	Riverside-San Bernardino-Ontario	CA		2004	2004	—	99	100.0%	26.32	Stater Bros.
Friars Mission Center	San Diego-Carlsbad-San Marcos	CA		1999	1989	—	147	98.5%	33.52	Ralphs
Gateway 101	San Francisco-Oakland-Fremont	CA		2008	2008	—	92	100.0%	32.05	(Home Depot), (Best Buy), Target, Nordstrom Rack
Gelson's Westlake Market Plaza	Oxnard-Thousand Oaks-Ventura	CA		2002	2016	—	85	97.1%	27.35	Gelson's Markets
Golden Hills Promenade	San Luis Obispo-Paso Robles	CA		2006	2017	—	244	97.5%	7.55	Lowe's
Granada Village	Los Angeles-Long Beach-Santa Ana	CA	40%	2005	2012	50,000	226	100.0%	23.51	Sprout's Markets
Hasley Canyon Village	Los Angeles-Long Beach-Santa Ana	CA	20%	2003	2003	16,000	66	100.0%	25.25	Ralphs
Heritage Plaza	Los Angeles-Long Beach-Santa Ana	CA		1999	2012	—	230	100.0%	36.45	Ralphs
Indio Towne Center	Riverside-San Bernardino-Ontario	CA		2006	2010	—	182	95.2%	19.13	(Home Depot), (WinCo), Toys R Us
Jefferson Square	Riverside-San Bernardino-Ontario	CA		2007	2007	—	38	45.6%	16.13	--
Laguna Niguel Plaza	Los Angeles-Long Beach-Santa Ana	CA	40%	2005	1985	—	42	100.0%	27.93	(Albertsons)
Marina Shores	Los Angeles-Long Beach-Santa Ana	CA	20%	2008	2001	10,701	68	100.0%	34.91	Whole Foods
Mariposa Shopping Center	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	1957	19,734	127	100.0%	19.58	Safeway
Morningside Plaza	Los Angeles-Long Beach-Santa Ana	CA		1999	1996	—	91	98.4%	22.89	Stater Bros.
Navajo Shopping Center	San Diego-Carlsbad-San Marcos	CA	40%	2005	1964	8,047	102	98.0%	14.07	Albertsons

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Newland Center	Los Angeles-Long Beach-Santa Ana	CA		1999	2016	—	152	100.0%	25.58	Albertsons
Oak Shade Town Center	Sacramento--Arden-Arcade--Roseville	CA		2011	1998	8,149	104	100.0%	21.32	Safeway
Oakbrook Plaza	Oxnard-Thousand Oaks-Ventura	CA		1999	2017	—	83	92.6%	19.86	Gelson's Markets
Parnassus Heights Medical	San Francisco-Oakland-Fremont	CA	50%	2017	1968	—	146	99.6%	37.94	Central Parking System
Persimmon Place	San Francisco-Oakland-Fremont	CA		2014	2014	—	153	100.0%	34.55	Whole Foods, Nordstrom Rack
Plaza Escuela	San Francisco-Oakland-Fremont	CA		2017	2002	—	155	88.9%	45.46	--
Plaza Hermosa	Los Angeles-Long Beach-Santa Ana	CA		1999	2013	—	95	100.0%	25.94	Von's Food & Drug
Pleasant Hill Shopping Center	San Francisco-Oakland-Fremont	CA	40%	2005	2016	50,000	232	80.8%	23.74	Target, Toys "R" Us
Pleasanton Plaza	San Francisco-Oakland-Fremont	CA		2017	1981	—	163	82.6%	12.82	JCPenney
Point Loma Plaza	San Diego-Carlsbad-San Marcos	CA	40%	2005	1987	25,456	205	97.2%	22.31	Von's Food & Drug
Potrero Center	San Francisco-Oakland-Fremont	CA		2017	1997	—	227	84.2%	33.29	Safeway
Powell Street Plaza	San Francisco-Oakland-Fremont	CA		2001	1987	—	166	92.4%	33.46	Trader Joe's
Raley's Supermarket	Sacramento--Arden-Arcade--Roseville	CA	20%	2007	1964	—	63	100.0%	12.50	Raley's
Ralphs Circle Center	Los Angeles-Long Beach-Santa Ana	CA		2017	1983	—	60	100.0%	18.38	Ralphs
Rancho San Diego Village	San Diego-Carlsbad-San Marcos	CA	40%	2005	1981	21,941	153	93.7%	21.94	Smart & Final
Rona Plaza	Los Angeles-Long Beach-Santa Ana	CA		1999	1989	—	52	95.9%	20.00	Superior Super Warehouse
San Carlos Marketplace	San Francisco-Oakland-Fremont	CA		2017	2007	—	154	100.0%	33.83	TJ Maxx, Best Buy
Scripps Ranch Marketplace	San Diego-Carlsbad-San Marcos	CA		2017	2017	27,000	132	97.9%	27.17	Vons
San Leandro Plaza	San Francisco-Oakland-Fremont	CA		1999	1982	—	50	95.3%	35.09	(Safeway)
Seal Beach	Los Angeles-Long Beach-Santa Ana	CA	20%	2002	1966	2,200	97	97.8%	25.76	Von's Food & Drug
Sequoia Station	San Francisco-Oakland-Fremont	CA		1999	1996	—	103	100.0%	40.17	(Safeway)
Serramonte Shopping Center	San Francisco-Oakland-Fremont	CA		2017	In Process	—	1,076	95.3%	24.39	Macy's, Target, Dick's Sporting Goods, JCPenney, Dave & Buster's, Nordstrom Rack
Shoppes at Homestead (fka Loehmanns Plaza California)	San Jose-Sunnyvale-Santa Clara	CA		1999	1983	—	113	100.0%	22.50	(Safeway)
Silverado Plaza	Napa	CA	40%	2005	1974	9,853	85	97.4%	16.99	Nob Hill
Snell & Branham Plaza	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	1988	13,154	92	100.0%	18.58	Safeway
South Bay Village	Los Angeles-Long Beach-Santa Ana	CA		2012	2012	—	108	100.0%	20.15	Wal-Mart, Orchard Supply Hardware
Talega Village Center	Los Angeles-Long Beach-Santa Ana	CA		2017	2007	—	102	100.0%	21.28	Ralphs
Tassajara Crossing	San Francisco-Oakland-Fremont	CA		1999	1990	—	146	93.0%	23.30	Safeway
The Hub Hillcrest Market (fka Uptown District)	San Diego-Carlsbad-San Marcos	CA		2012	2015	—	149	98.0%	38.52	Ralphs, Trader Joe's
The Marketplace Shopping Ctr	Sacramento-Arden Arcade-Roseville	CA		2017	1990	—	111	95.2%	24.47	Safeway
Tustin Legacy	Los Angeles-Long Beach-Santa Ana	CA		2016	2017	—	112	97.2%	30.93	Stater Bros.
Twin Oaks Shopping Center	Los Angeles-Long Beach-Santa Ana	CA	40%	2005	1978	9,721	98	95.6%	17.65	Ralphs
Twin Peaks	San Diego-Carlsbad-San Marcos	CA		1999	1988	—	208	99.4%	20.25	Target
Valencia Crossroads	Los Angeles-Long Beach-Santa Ana	CA		2002	2003	—	173	100.0%	26.30	Whole Foods, Kohl's
Village at La Floresta	Los Angeles-Long Beach-Santa Ana	CA		2014	2014	—	87	100.0%	33.09	Whole Foods
Von's Circle Center	Los Angeles-Long Beach-Santa Ana	CA		2017	1972	8,283	151	100.0%	19.49	Von's, Ross Dress for Less

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
West Park Plaza	San Jose-Sunnyvale-Santa Clara	CA		1999	1996	—	88	97.8%	18.39	Safeway
Westlake Village Plaza and Center	Oxnard-Thousand Oaks-Ventura	CA		1999	2015	—	197	96.6%	37.49	Von's Food & Drug and Sprouts
Willows Shopping Center	San Francisco-Oakland-Fremont	CA		2017	2015	—	249	99.0%	28.18	--
Woodman Van Nuys	Los Angeles-Long Beach-Santa Ana	CA		1999	1992	—	108	100.0%	15.69	El Super
Woodside Central	San Francisco-Oakland-Fremont	CA		1999	1993	—	81	96.8%	24.25	(Target)
Ygnacio Plaza	San Francisco-Oakland-Fremont	CA	40%	2005	1968	26,767	110	98.5%	36.89	Sports Basement
Applewood Shopping Center	Denver-Aurora	CO	40%	2005	2017	—	355	93.6%	12.18	King Soopers, Wal-Mart
Arapahoe Village	Boulder	CO	40%	2005	1957/In Process	13,689	159	96.7%	18.30	Safeway
Belleview Square	Denver-Aurora	CO		2004	2013	—	117	100.0%	19.57	King Soopers
Boulevard Center	Denver-Aurora	CO		1999	1986	—	79	89.7%	28.73	(Safeway)
Buckley Square	Denver-Aurora	CO		1999	1978	—	116	98.6%	11.16	King Soopers
Centerplace of Greeley III Phase I	Greeley	CO		2007	2007	—	119	100.0%	11.99	Hobby Lobby
Cherrywood Square	Denver-Aurora	CO	40%	2005	1978	4,226	97	100.0%	10.85	King Soopers
Crossroads Commons	Boulder	CO	20%	2001	1986	16,222	143	98.7%	27.15	Whole Foods
Falcon Marketplace	Colorado Springs	CO		2005	2005	—	22	93.8%	22.48	(Wal-Mart)
Hilltop Village	Denver-Aurora	CO		2002	In Process	—	100	97.4%	10.55	King Soopers
Kent Place	Denver-Aurora	CO	50%	2011	2011	8,250	48	100.0%	20.64	King Soopers
Littleton Square	Denver-Aurora	CO		1999	2015	—	99	95.4%	10.21	King Soopers
Lloyd King Center	Denver-Aurora	CO		1998	1998	—	83	98.3%	12.03	King Soopers
Marketplace at Briargate	Colorado Springs	CO		2006	2006	—	29	100.0%	31.36	(King Soopers)
Monument Jackson Creek	Colorado Springs	CO		1998	1999	—	85	100.0%	11.92	King Soopers
Ralston Square Shopping Center	Denver-Aurora	CO	40%	2005	1977	4,226	83	97.5%	11.40	King Soopers
Shops at Quail Creek	Denver-Aurora	CO		2008	2008	—	38	85.3%	29.04	(King Soopers)
Stroh Ranch	Denver-Aurora	CO		1998	1998	—	93	98.5%	12.92	King Soopers
Woodmen Plaza	Colorado Springs	CO		1998	1998	—	116	95.3%	13.30	King Soopers
22 Crescent Road	Bridgeport-Stamford-Norwalk	CT		2017	-	—	8	50.0%	60.00	--
91 Danbury Road	Bridgeport-Stamford-Norwalk	CT		2017	1965	—	5	100.0%	26.32	--
Black Rock	Bridgeport-Stamford-Norwalk	CT	80%	2014	1996	20,000	98	97.8%	31.37	--
Brick Walk (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2007	33,000	123	95.5%	45.88	--
Brookside Plaza	Hartford-West Hartford-East Hartford	CT		2017	2006	—	217	95.1%	14.87	ShopRite
Compo Acres Shopping Center	Bridgeport-Stamford-Norwalk	CT		2017	2011	—	43	86.2%	48.28	Trader Joe's
Copps Hill Plaza	Bridgeport-Stamford-Norwalk	CT		2017	2002	14,221	185	100.0%	14.17	Stop & Shop, Kohl's
Corbin's Corner	Hartford-West Hartford-East Hartford	CT	40%	2005	2015	38,734	186	100.0%	27.84	Trader Joe's, Toys "R" Us, Best Buy, The Tile Shop
Danbury Green	Bridgeport-Stamford-Norwalk	CT		2017	2006	—	124	100.0%	23.53	Trader Joe's
Darinor Plaza (6)	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	153	100.0%	18.80	Kohl's
Fairfield Center (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2000	—	94	97.1%	34.96	--

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Post Road Plaza	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	20	100.0%	52.35	Trader Joe's
Southbury Green	Bridgeport-Stamford-Norwalk	CT		2017	2002	—	156	96.4%	22.51	ShopRite
The Village Center	Bridgeport-Stamford-Norwalk	CT		2017	2010	13,930	90	90.8%	40.19	The Fresh Market
Walmart Norwalk	Bridgeport-Stamford-Norwalk	CT		2017	2003	—	142	100.0%	0.56	Wal-Mart
Shops at The Columbia	Washington-Arlington-Alexandria	DC	25%	2006	2006	—	23	85.8%	40.91	Trader Joe's
Spring Valley Shopping Center	Washington-Arlington-Alexandria	DC	40%	2005	1930	12,275	17	100.0%	101.56	--
Pike Creek	Philadelphia-Camden-Wilmington	DE		1998	2013	—	232	95.6%	14.67	Acme Markets, K-Mart
Shoppes of Graylyn	Philadelphia-Camden-Wilmington	DE	40%	2005	1971	—	64	90.1%	23.54	--
Alafaya Commons	Orlando	FL		2017	2015	—	131	91.3%	14.86	Academy Sports
Alafaya Village	Orlando	FL		2017	1986	—	38	90.3%	21.62	(Lucky's)
Anastasia Plaza	Jacksonville	FL		1993	1988	—	102	97.1%	13.40	Publix
Atlantic Village	Jacksonville	FL		2017	2014	—	105	97.0%	16.03	LA Fitness
Aventura Shopping Center	Miami-Fort Lauderdale-Miami Beach	FL		1994	2017	—	95	98.9%	34.15	Publix
Aventura Square (6)	Miami-Fort Lauderdale-Miami Beach	FL		2017	1991	8,176	144	100.0%	30.16	Bed, Bath & Beyond
Banco Popular Building	Miami-Fort Lauderdale-Miami Beach	FL		2017	1971	—	33	64.0%	11.02	--
Berkshire Commons	Naples-Marco Island	FL		1994	1992	—	110	96.7%	14.07	Publix
Bird 107 Plaza	Miami-Fort Lauderdale-Miami Beach	FL		2017	1990	—	40	97.5%	19.91	--
Bird Ludlum	Miami-Fort Lauderdale-Miami Beach	FL		2017	1998	—	192	97.1%	22.86	Winn-Dixie
Bloomingdale Square	Tampa-St. Petersburg-Clearwater	FL		1998	1987	—	268	61.8%	13.65	Publix, Bealls
Bluffs Square Shoppes	Miami-Fort Lauderdale-Miami Beach	FL		2017	1986	—	124	93.8%	14.07	Publix
Boca Village Square	Miami-Fort Lauderdale-Miami Beach	FL		2017	2014	—	92	100.0%	21.87	Publix Greenwise
Boynton Lakes Plaza	Miami-Fort Lauderdale-Miami Beach	FL		1997	2012	—	110	94.9%	16.29	Publix
Boynton Plaza	Miami-Fort Lauderdale-Miami Beach	FL		2017	2015	—	105	97.2%	21.40	Publix
Brooklyn Station on Riverside (fka Shoppes on Riverside)	Jacksonville	FL		2013	2013	—	50	96.7%	25.94	The Fresh Market
Caligo Crossing	Miami-Fort Lauderdale-Miami Beach	FL		2007	2007	—	11	47.0%	50.75	(Kohl's)
Carriage Gate	Tallahassee	FL		1994	2013	—	72	89.1%	22.40	Trader Joe's
Cashmere Corners	Port St. Lucie	FL		2017	2016	—	86	85.9%	13.31	Wal-Mart
Charlotte Square	Punta Gorda	FL		2017	1980	—	91	73.7%	10.26	Wal-Mart
Chasewood Plaza	Miami-Fort Lauderdale-Miami Beach	FL		1993	2015	—	151	99.4%	25.19	Publix
Concord Plaza Shopping Center	Miami-Fort Lauderdale-Miami Beach	FL		2017	1993	27,750	309	99.0%	12.49	Winn-Dixie, Home Depot
Coral Reef Shopping Center	Miami-Fort Lauderdale-Miami Beach	FL		2017	1990	—	74	100.0%	30.68	Aldi
Corkscrew Village	Cape Coral-Fort Myers	FL		2007	1997	—	82	97.0%	13.77	Publix
Country Walk Plaza	Miami-Fort Lauderdale-Miami Beach	FL	30%	2017	2008	16,000	101	93.6%	19.56	Publix
Countryside Shops	Miami-Fort Lauderdale-Miami Beach	FL		2017	1991/In Process	—	193	91.2%	17.63	Publix, Stein Mart
Courtyard Shopping Center	Jacksonville	FL		1993	1987	—	137	100.0%	3.50	(Publix), Target
Crossroads Square	Miami-Fort Lauderdale-Miami Beach	FL		2017	1973	—	82	98.6%	19.92	(Lowe's)

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Fleming Island	Jacksonville	FL		1998	2000	—	132	100.0%	15.53	Publix, (Target)
Fountain Square	Miami-Fort Lauderdale-Miami Beach	FL		2013	2013	—	177	97.2%	25.80	Publix, (Target)
Ft. Caroline	Jacksonville	FL		2017	1995	—	77	100.0%	7.40	Winn-Dixie
Garden Square	Miami-Fort Lauderdale-Miami Beach	FL		1997	1991	—	90	98.8%	17.54	Publix
Glengary Shoppes	North Port-Sarasota-Bradenton	FL		2017	1995	—	93	100.0%	21.06	Best Buy
Grande Oak	Cape Coral-Fort Myers	FL		2000	2000	—	79	100.0%	15.84	Publix
Greenwood Shopping Centre	Miami-Fort Lauderdale-Miami Beach	FL		2017	1994	—	133	94.8%	14.48	Publix
Hammocks Town Center	Miami-Fort Lauderdale-Miami Beach	FL		2017	1993	—	184	99.6%	16.51	Publix, Metro-Dade Public Library, (Kendall Ice Arena)
Hibernia Pavilion	Jacksonville	FL		2006	2006	—	51	89.6%	15.90	Publix
Homestead McDonald's	Miami-Fort Lauderdale-Miami Beach	FL		2017	2014	—	4	100.0%	27.74	--
John's Creek Center	Jacksonville	FL	20%	2003	2004	9,000	75	100.0%	15.00	Publix
Julington Village	Jacksonville	FL	20%	1999	1999	10,000	82	96.6%	15.50	Publix
Kirkman Shoppes	Orlando	FL		2017	2015	—	114	96.7%	22.87	LA Fitness
Lake Mary Center	Orlando	FL		2017	2015	—	360	93.9%	15.41	Academy Sports, Hobby Lobby, LA Fitness
Lantan Outparcels	Miami-Fort Lauderdale-Miami Beach	FL		2017	1999	—	17	100.0%	18.01	--
Magnolia Shoppes	Miami-Fort Lauderdale-Miami Beach	FL		2017	1998	—	114	100.0%	17.28	Regal Cinemas
Mandarin Landing	Jacksonville	FL		2017	1976	—	140	92.3%	17.88	Whole Foods
Marketplace Shopping Center	Tampa-St. Petersburg-Clearwater	FL		1995	2012	—	90	90.6%	19.68	LA Fitness
Millhopper Shopping Center	Gainesville	FL		1993	2017	—	83	100.0%	17.17	Publix
Naples Walk Shopping Center	Naples-Marco Island	FL		2007	1999	—	125	93.9%	16.34	Publix
Newberry Square	Gainesville	FL		1994	1986	—	181	90.9%	7.67	Publix, K-Mart
Nocatee Town Center	Jacksonville	FL		2007	2017	—	107	100.0%	18.94	Publix
Northgate Square	Tampa-St. Petersburg-Clearwater	FL		2007	1995	—	75	100.0%	14.61	Publix
Oakleaf Commons	Jacksonville	FL		2006	2006	—	74	96.2%	15.70	Publix
Ocala Corners (6)	Tallahassee	FL		2000	2000	4,389	87	98.6%	14.46	Publix
Old Kings Commons	Palm Coast	FL		2017	1988	—	85	100.0%	10.38	--
Old St Augustine Plaza	Jacksonville	FL		1996	2017	—	256	100.0%	9.87	Publix, Burlington Coat Factory, Hobby Lobby
Pablo Plaza	Jacksonville	FL		2017	2017	—	153	85.0%	13.77	--
Pavillion	Naples-Marco Island	FL		2017	2011	—	168	96.2%	20.71	LA Fitness
Pebblebrook Plaza	Naples-Marco Island	FL	50%	2000	2000	—	77	100.0%	14.99	Publix
Pine Island	Miami-Fort Lauderdale-Miami Beach	FL		2017	1999	—	255	98.3%	14.29	Publix, Burlington Coat Factory
Pine Ridge Square	Miami-Fort Lauderdale-Miami Beach	FL		2017	2013	—	118	96.6%	17.62	The Fresh Market
Pine Tree Plaza	Jacksonville	FL		1997	1999	—	63	92.9%	14.14	Publix
Pinecrest Place (6) (7)	Miami-Fort Lauderdale-Miami Beach	FL		2017	2017	—	70	74.6%	36.01	Whole Foods, (Target)
Plaza Venezia	Orlando	FL	20%	2016	2000	36,500	203	96.3%	25.95	Publix
Point Royale Shopping Center	Miami-Fort Lauderdale-Miami Beach	FL		2017	In Process	—	202	97.0%	15.16	Winn-Dixie, Burlington Coat Factory

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Prosperity Centre	Miami-Fort Lauderdale-Miami Beach	FL		2017	1993	—	124	100.0%	21.36	Bed, Bath & Beyond
Regency Square	Tampa-St. Petersburg-Clearwater	FL		1993	2013	—	352	95.1%	17.04	AMC Theater, Michaels, (Best Buy), (Macdill)
Ryanwood Square	Sebastian-Vero Beach	FL		2017	1987	—	115	88.8%	11.11	--
Salerno Village	Port St. Lucie	FL		2017	1987	—	5	100.0%	16.53	--
Sawgrass Promenade	Miami-Fort Lauderdale-Miami Beach	FL		2017	1998	—	107	93.2%	12.49	Publix
Seminole Shoppes	Jacksonville	FL	50%	2009	In Process	9,152	87	90.5%	22.29	Publix
Sheridan Plaza	Miami-Fort Lauderdale-Miami Beach	FL		2017	1991	55,872	506	98.7%	18.23	Publix, Kohl's, LA Fitmess
Shoppes @ 104	Miami-Fort Lauderdale-Miami Beach	FL		1998	1990	—	108	100.0%	17.58	Winn-Dixie
Shoppes at Bartram Park	Jacksonville	FL	50%	2005	2017	—	130	98.8%	19.65	Publix, (Kohl's)
Shoppes at Largo Mar	Miami-Fort Lauderdale-Miami Beach	FL		2017	1995	—	83	98.7%	15.35	Publix
Shoppes at Sunlake Centre	Tampa-St. Petersburg-Clearwater	FL		2017	2008	—	98	98.6%	20.56	Publix
Shoppes of Jonathan's Landing	Miami-Fort Lauderdale-Miami Beach	FL		2017	1997	—	27	100.0%	24.19	(Publix)
Shoppes of Oakbrook	Miami-Fort Lauderdale-Miami Beach	FL		2017	2003	5,339	200	99.4%	16.53	Publix,Stein Mart
Shoppes of Silver Lakes	Miami-Fort Lauderdale-Miami Beach	FL		2017	1997	—	127	96.6%	18.54	Publix
Shoppes of Sunset	Miami-Fort Lauderdale-Miami Beach	FL		2017	2009	—	22	74.4%	25.09	--
Shoppes of Sunset II	Miami-Fort Lauderdale-Miami Beach	FL		2017	2009	—	28	65.5%	22.71	--
Shops at John's Creek	Jacksonville	FL		2003	2004	—	15	100.0%	21.17	--
Shops at Skylake	Miami-Fort Lauderdale-Miami Beach	FL		2017	2006	—	287	92.2%	23.04	Publix, LA Fitness
South Beach Regional	Jacksonville	FL		2017	1990	—	308	98.2%	14.72	Trader Joe's, Home Depot, Stein Mart
South Point	Sebastian-Vero Beach	FL		2017	2003	—	65	95.7%	16.46	Publix
Starke (6)	Other	FL		2000	2000	—	13	100.0%	25.56	--
Summerlin Square	Tampa-St. Petersburg-Clearwater	FL		2017	1998	—	11	50.2%	21.73	--
Suncoast Crossing (6)	Tampa-St. Petersburg-Clearwater	FL		2007	2007	—	118	94.4%	6.42	Kohl's, (Target)
Tamarac Town Square	Miami-Fort Lauderdale-Miami Beach	FL		2017	1987	—	125	75.8%	12.75	Publix
The Grove	Orlando	FL	30%	2017	2004	22,500	152	100.0%	20.58	Publix, LA Fitness
The Plaza at St. Lucie West	Port St. Lucie	FL		2017	2006	—	27	100.0%	22.37	--
Town and Country	Orlando	FL		2017	1993	—	75	100.0%	9.49	Ross Dress for Less
Town Square	Tampa-St. Petersburg-Clearwater	FL		1997	1999	—	44	100.0%	30.36	--
Treasure Coast Plaza	Sebastian-Vero Beach	FL		2017	1983	3,170	134	94.7%	14.88	Publix
Unigold Shopping Center	Orlando	FL		2017	1987	—	114	70.7%	15.12	Lucky's
University Commons (6)	Miami-Fort Lauderdale-Miami Beach	FL		2015	2001	36,994	180	100.0%	31.36	Whole Foods, Nordstrom Rack
Veranda Shoppes	Miami-Fort Lauderdale-Miami Beach	FL	30%	2017	2007	9,000	45	100.0%	27.82	Publix
Village Center	Tampa-St. Petersburg-Clearwater	FL		1995	2014	—	187	94.4%	19.85	Publix
Waterstone Plaza	Miami-Fort Lauderdale-Miami Beach	FL		2017	2005	—	61	100.0%	16.19	Publix
Welleby Plaza	Miami-Fort Lauderdale-Miami Beach	FL		1996	1982	—	110	97.5%	13.45	Publix
Wellington Town Square	Miami-Fort Lauderdale-Miami Beach	FL		1996	In Process	—	104	100.0%	22.82	Publix

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
West Bird Plaza	Miami-Fort Lauderdale-Miami Beach	FL		2017	2000	—	100	100.0%	17.32	Publix
West Lake Shopping Center	Miami-Fort Lauderdale-Miami Beach	FL		2017	2000	—	101	94.8%	18.37	Winn-Dixie
Westchase	Tampa-St. Petersburg-Clearwater	FL		2007	1998	6,286	79	100.0%	16.37	Publix
Westport Plaza	Miami-Fort Lauderdale, Miami Beach	FL		2017	2002	2,897	47	100.0%	20.08	Publix
Willa Springs	Orlando	FL	20%	2000	2000	16,700	90	100.0%	20.38	Publix
Young Circle Shopping Center	Miami-Fort Lauderdale-Miami Beach	FL		2017	1962	—	65	95.5%	15.58	Publix
Ashford Place	Atlanta-Sandy Springs-Marietta	GA		1997	1993	—	53	100.0%	21.26	--
Briarcliff La Vista	Atlanta-Sandy Springs-Marietta	GA		1997	1962	—	43	100.0%	20.31	--
Briarcliff Village (6)	Atlanta-Sandy Springs-Marietta	GA		1997	1990	—	190	98.4%	16.15	Publix
Bridgemill Market	Atlanta-Sandy Springs-Marietta	GA		2017	2000	5,596	89	93.0%	16.50	Publix
Brighten Park (fka Loehmanns Plaza Georgia)	Atlanta-Sandy Springs-Marietta	GA		1997	2016	—	137	97.1%	25.59	The Fresh Market
Buckhead Court	Atlanta-Sandy Springs-Marietta	GA		1997	1984	—	49	87.3%	25.44	--
Buckhead Station	Atlanta-Sandy Springs-Marietta	GA		2017	1996	—	234	100.0%	23.99	Nordstrom Rack, TJ Maxx, Bed, Bath & Beyond
Cambridge Square	Atlanta-Sandy Springs-Marietta	GA		1996	1979	—	71	100.0%	15.29	Kroger
Chastain Square	Atlanta-Sandy Springs-Marietta	GA		2017	2001	—	92	100.0%	21.39	Publix
Cornerstone Square	Atlanta-Sandy Springs-Marietta	GA		1997	1990	—	80	100.0%	17.06	Aldi
Sope Creek Crossing (fka Delk Spectrum)	Atlanta-Sandy Springs-Marietta	GA		1998	2016	—	99	91.9%	15.87	Publix
Dunwoody Hall	Atlanta-Sandy Springs-Marietta	GA	20%	1997	1986	13,800	86	97.5%	20.46	Publix
Dunwoody Village	Atlanta-Sandy Springs-Marietta	GA		1997	1975	—	121	95.2%	18.93	The Fresh Market
Howell Mill Village (6)	Atlanta-Sandy Springs-Marietta	GA		2004	1984	—	92	95.2%	22.60	Publix
Paces Ferry Plaza (6)	Atlanta-Sandy Springs-Marietta	GA		1997	In Process	—	82	96.6%	32.94	365 by Whole Foods
Piedmont Peachtree Crossing	Atlanta-Sandy Springs-Marietta	GA		2017	1998	—	152	84.3%	21.26	Kroger
Powers Ferry Square	Atlanta-Sandy Springs-Marietta	GA		1997	2013	—	101	100.0%	31.26	--
Powers Ferry Village	Atlanta-Sandy Springs-Marietta	GA		1997	1994	—	79	100.0%	14.17	Publix
Russell Ridge	Atlanta-Sandy Springs-Marietta	GA		1994	1995	—	101	98.6%	13.41	Kroger
Sandy Springs	Atlanta-Sandy Springs-Marietta	GA		2012	2006	—	116	89.1%	22.20	Trader Joe's
The Shops at Hampton Oaks	Atlanta-Sandy Springs-Marietta	GA		2017	2009	—	21	53.4%	11.28	--
Williamsburg at Dunwoody	Atlanta-Sandy Springs-Marietta	GA		2017	1983	—	45	79.1%	24.83	--
Civic Center Plaza	Chicago-Naperville-Joliet	IL	40%	2005	1989	22,000	265	97.7%	11.21	Super H Mart, Home Depot
Clybourn Commons	Chicago-Naperville-Joliet	IL		2014	1999	—	32	89.9%	37.07	--
Glen Oak Plaza	Chicago-Naperville-Joliet	IL		2010	1967	—	63	92.8%	23.73	Trader Joe's
Hinsdale	Chicago-Naperville-Joliet	IL		1998	2015	—	179	94.4%	15.45	Whole Foods
Mellody Farm (7)	Chicago-Naperville-Joliet	IL		2017	2017	—	252	62.6%	23.25	Whole Foods
Riverside Sq & River's Edge	Chicago-Naperville-Joliet	IL	40%	2005	1986	14,691	169	92.9%	16.14	Mariano's Fresh Market

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Roscoe Square	Chicago-Naperville-Joliet	IL	40%	2005	2012	11,090	140	100.0%	20.92	Mariano's Fresh Market
Stonebrook Plaza Shopping Center	Chicago-Naperville-Joliet	IL	40%	2005	1984	7,845	96	87.7%	12.17	Jewel-Osco
Westchester Commons (fka Westbrook Commons)	Chicago-Naperville-Joliet	IL		2001	2014	—	139	94.7%	17.87	Mariano's Fresh Market
Willow Festival (6)	Chicago-Naperville-Joliet	IL		2010	2007	39,505	404	98.5%	17.75	Whole Foods, Lowe's
Shops on Main	Chicago-Naperville-Joliet	IN	93%	2013	2017	—	254	97.7%	15.60	Whole Foods
Willow Lake Shopping Center	Indianapolis	IN	40%	2005	1987	—	86	100.0%	17.45	(Kroger)
Willow Lake West Shopping Center	Indianapolis	IN	40%	2005	2001	10,000	53	97.6%	25.40	Trader Joe's
Ambassador Row	Lafayette	LA		2017	1991	—	195	93.5%	12.03	--
Ambassador Row Courtyards	Lafayette	LA		2017	2005	—	150	84.0%	9.19	--
Bluebonnet Village	Baton Rouge	LA		2017	1983	—	102	95.6%	13.47	Rouses Market
Elmwood Oaks Shopping Center	New Orleans-Metarie	LA		2017	1989	—	136	100.0%	10.21	Academy Sports
Siegen Village	Baton Rouge	LA		2017	1988	—	170	98.4%	11.05	--
Fellsway Plaza (6)	Boston-Cambridge-Quincy	MA	75%	2013	2016	37,500	155	100.0%	23.73	Stop & Shop
Northborough Crossing	Boston-Cambridge-Quincy	MA	30%	2017	2011	63,519	646	95.2%	14.06	Wegmans, BJ's Wholesale Club, Kohl's, Toys 'R Us, Dick's Sporting Goods
Old Connecticut Path	Boston-Cambridge-Quincy	MA	30%	2017	1994	7,841	80	100.0%	21.30	Stop & Shop
Shaw's at Plymouth	Boston-Cambridge-Quincy	MA		2017	1993	—	60	100.0%	17.58	Shaw's
Shops at Saugus	Boston-Cambridge-Quincy	MA		2006	2006	—	87	96.0%	28.71	Trader Joe's
Star's at Cambridge	Boston-Cambridge-Quincy	MA		2017	1997	—	66	100.0%	37.44	Star Market
Star's at Quincy	Boston-Cambridge-Quincy	MA		2017	1995	—	101	100.0%	21.48	Star Market
Star's at West Roxbury	Boston-Cambridge-Quincy	MA		2017	2006	—	76	100.0%	24.69	Star Market
The Collection at Harvard Square	Boston-Cambridge-Quincy	MA		2017	1912	—	41	89.0%	58.16	--
Twin City Plaza	Boston-Cambridge-Quincy	MA		2006	2004	—	285	100.0%	18.54	Shaw's, Marshall's
Whole Foods at Swampscott	Boston-Cambridge-Quincy	MA		2017	2005	—	36	100.0%	24.95	Whole Foods
Burnt Mills (6)	Washington-Arlington-Alexandria	MD	20%	2013	2004	7,000	31	100.0%	38.69	Trader Joe's
Cloppers Mill Village	Washington-Arlington-Alexandria	MD	40%	2005	1995	—	137	99.0%	17.98	Shoppers Food Warehouse
Festival at Woodholme	Baltimore-Towson	MD	40%	2005	1986	20,412	81	95.9%	38.85	Trader Joe's
Firstfield Shopping Center	Washington-Arlington-Alexandria	MD	40%	2005	2014	—	22	100.0%	39.22	--
King Farm Village Center	Washington-Arlington-Alexandria	MD	25%	2004	2015	—	118	91.5%	25.68	Safeway
Parkville Shopping Center	Baltimore-Towson	MD	40%	2005	2013	11,324	165	92.8%	16.41	Giant Food
Southside Marketplace	Baltimore-Towson	MD	40%	2005	2011	14,076	125	96.7%	20.48	Shoppers Food Warehouse
Takoma Park	Washington-Arlington-Alexandria	MD	40%	2005	1960	—	104	99.2%	13.28	Shoppers Food Warehouse
Valley Centre	Baltimore-Towson	MD	40%	2005	1987	18,375	220	94.3%	16.10	Aldi, TJ Maxx
Village at Lee Airpark (6)	Baltimore-Towson	MD		2005	2014	—	117	97.9%	27.90	Giant Food, (Sunrise)
Watkins Park Plaza	Washington-Arlington-Alexandria	MD	40%	2005	1985	—	111	96.3%	25.98	LA Fitness
Wesstwood - Manor Care	Washington-Arlington-Alexandria	MD		2017	1976	—	41	—%	—	--
Westwood Shopping Center	Washington-Arlington-Alexandria	MD		2017	2001	—	213	97.1%	32.27	Giant Food

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Woodmoor Shopping Center	Washington-Arlington-Alexandria	MD	40%	2005	1954	6,195	69	97.5%	30.67	--
Fenton Marketplace	Flint	MI		1999	1999	—	97	98.6%	8.12	Family Farm & Home
Apple Valley Square	Minneapolis-St. Paul-Bloomington	MN	25%	2006	1998	—	185	99.0%	12.68	Rainbow Foods, Jo-Ann Fabrics, (Burlington Coat Factory)
Calhoun Commons	Minneapolis-St. Paul-Bloomington	MN	25%	2011	1999	1,503	66	100.0%	24.44	Whole Foods
Colonial Square	Minneapolis-St. Paul-Bloomington	MN	40%	2005	2014	9,463	93	98.6%	23.05	Lund's
Rockford Road Plaza	Minneapolis-St. Paul-Bloomington	MN	40%	2005	1991	20,000	204	100.0%	12.71	Kohl's
Rockridge Center	Minneapolis-St. Paul-Bloomington	MN	20%	2011	2006	14,500	125	93.5%	12.95	Cub Foods
Brentwood Plaza	St. Louis	MO		2007	2002	—	60	100.0%	10.57	Schnucks
Bridgeton	St. Louis	MO		2007	2005	—	71	100.0%	12.09	Schnucks, (Home Depot)
Dardenne Crossing	St. Louis	MO		2007	1996	—	67	98.1%	10.66	Schnucks
Kirkwood Commons	St. Louis	MO		2007	2000	9,383	210	100.0%	10.13	Wal-Mart, (Target), (Lowe's)
Cameron Village	Raleigh-Cary	NC	30%	2004	In Process	60,000	558	92.7%	22.42	Harris Teeter, The Fresh Market
Carmel Commons	Charlotte-Gastonia-Concord	NC		1997	2012	—	133	100.0%	20.48	The Fresh Market
Cochran Commons	Charlotte-Gastonia-Concord	NC	20%	2007	2003	4,979	66	95.6%	15.97	Harris Teeter
Colonnade Center	Raleigh-Cary	NC		2009	2009	—	58	100.0%	27.32	Whole Foods
Glenwood Village	Raleigh-Cary	NC		1997	1983	—	43	100.0%	16.20	Harris Teeter
Harris Crossing	Raleigh-Cary	NC		2007	2007	—	65	92.5%	8.18	Harris Teeter
Holly Park	Raleigh-Cary	NC	99%	2013	1969	—	160	91.5%	15.50	Trader Joe's
Lake Pine Plaza	Raleigh-Cary	NC		1998	1997	—	88	100.0%	12.60	Kroger
Midtown East (7)	Raleigh-Cary	NC	50%	2017	In Process	1,890	174	72.0%	15.54	Wegmans
Phillips Place	Charlotte-Gastonia-Concord	NC	50%	2012	2005	40,000	133	93.5%	33.35	Dean & Deluca
Providence Commons	Charlotte-Gastonia-Concord	NC	25%	2010	1994	—	74	100.0%	18.37	Harris Teeter
Shops at Erwin Mill (fka Erwin Square)	Durham-Chapel Hill	NC	55%	2012	2012	10,000	87	100.0%	17.61	Harris Teeter
Shoppes of Kildaire	Raleigh-Cary	NC	40%	2005	1986	20,000	145	100.0%	18.42	Trader Joe's
Southpoint Crossing	Durham-Chapel Hill	NC		1998	1998	—	103	100.0%	16.06	Kroger
Sutton Square	Raleigh-Cary	NC	20%	2006	1985	—	101	96.2%	17.69	The Fresh Market
Village Plaza	Durham-Chapel Hill	NC	20%	2012	1975	8,000	75	90.4%	17.74	Whole Foods
Willow Oaks	Charlotte-Gastonia-Concord	NC		2014	2014	—	69	94.9%	16.96	Publix
Woodcroft Shopping Center	Durham-Chapel Hill	NC		1996	1984	—	90	94.6%	12.83	Food Lion
Chimney Rock (6) (7)	New York-Northern New Jersey-Long Island	NJ		2016	2016	—	218	86.7%	34.42	Whole Foods, Nordstrom Rack
Haddon Commons	Philadelphia-Camden-Wilmington	NJ	40%	2005	1985	—	54	100.0%	13.73	Acme Markets
Plaza Square	New York-Northern New Jersey-Long Island	NJ	40%	2005	1990	13,138	104	100.0%	22.86	Shop Rite
Riverfront Plaza	New York-Northern New Jersey-Long Island	NJ	30%	2017	1997	24,000	129	95.9%	25.32	ShopRite
101 7th Avenue	New York-Northern New Jersey-Long Island	NY		2017	1930	—	57	100.0%	79.13	Barney's New York

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
1175 Third Avenue	New York-Northern New Jersey-Long Island	NY		2017	1995	—	25	100.0%	106.86	The Food Emporium
1225-1239 Second Ave	New York-Northern New Jersey-Long Island	NY		2017	1987	—	18	100.0%	114.72	--
90 - 30 Metropolitan Avenue	New York-Northern New Jersey-Long Island	NY		2017	2007	—	60	100.0%	31.41	Trader Joe's
Broadway Plaza (6)	New York-Northern New Jersey-Long Island	NY		2017	2014	—	147	97.2%	38.70	Aldi
Clocktower Plaza Shopping Ctr (6)	New York-Northern New Jersey-Long Island	NY		2017	1995	—	79	93.6%	48.23	Stop & Shop
Gallery At Westbury Plaza	New York-Northern New Jersey-Long Island	NY		2017	2013	—	312	99.5%	47.00	Trader Joe's, Nordstrom Rack
The Point at Garden City Park (fka Garden City Park) (6)	New York-Northern New Jersey-Long Island	NY		2016	In Process	—	105	98.8%	21.21	King Kullen
Lake Grove Commons	New York-Northern New Jersey-Long Island	NY	40%	2012	2008	30,580	141	100.0%	32.78	Whole Foods, LA Fitness
Westbury Plaza	New York-Northern New Jersey-Long Island	NY		2017	2004	88,000	394	100.0%	24.33	Wal-Mart, Costco, Marshalls, Total Wine and More
Cherry Grove	Cincinnati-Middletown	OH		1998	2012	—	196	100.0%	12.20	Kroger
East Pointe	Columbus	OH		1998	2014	—	107	100.0%	10.37	Kroger
Hyde Park	Cincinnati-Middletown	OH		1997	1995	—	397	99.4%	15.96	Kroger, Remke Markets
Kroger New Albany Center	Columbus	OH	50%	1999	1999	—	93	100.0%	12.56	Kroger
Maxtown Road (Northgate)	Columbus	OH		1998	2017	—	105	100.0%	9.82	Kroger, (Home Depot)
Red Bank Village	Cincinnati-Middletown	OH		2006	In Process	—	176	98.2%	7.20	Wal-Mart
Regency Commons	Cincinnati-Middletown	OH		2004	2004	—	34	100.0%	24.39	--
Westchester Plaza	Cincinnati-Middletown	OH		1998	1988	—	88	100.0%	9.91	Kroger
Corvallis Market Center	Corvallis	OR		2006	2006	—	85	100.0%	20.15	Trader Joe's
Greenway Town Center	Portland-Vancouver-Beaverton	OR	40%	2005	2014	11,586	93	98.4%	14.70	Whole Foods
Murrayhill Marketplace	Portland-Vancouver-Beaverton	OR		1999	2016	—	150	84.8%	18.25	Safeway
Northgate Marketplace	Medford	OR		2011	2011	—	81	100.0%	22.84	Trader Joe's
Northgate Marketplace Ph II (7)	Medford	OR		2015	2015	—	177	91.9%	14.96	Dick's Sporting Goods
Sherwood Crossroads	Portland-Vancouver-Beaverton	OR		1999	1999	—	88	98.4%	11.16	Safeway
Tanasbourne Market (6)	Portland-Vancouver-Beaverton	OR		2006	2006	—	71	100.0%	27.56	Whole Foods
Walker Center	Portland-Vancouver-Beaverton	OR		1999	1987	—	90	100.0%	20.78	Bed Bath and Beyond
Allen Street Shopping Center	Allentown-Bethlehem-Easton	PA	40%	2005	1958	—	46	100.0%	14.67	Ahart's Market
City Avenue Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1960	—	162	93.9%	20.42	Ross Dress for Less
Gateway Shopping Center	Philadelphia-Camden-Wilmington	PA		2004	2016	—	221	91.8%	30.17	Trader Joe's
Hershey (6)	Harrisburg-Carlisle	PA		2000	2000	—	6	100.0%	28.00	--
Lower Nazareth Commons	Allentown-Bethlehem-Easton	PA		2007	2012	—	90	96.0%	26.06	(Wegmans), (Target)
Mercer Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1988	10,657	91	100.0%	24.04	Weis Markets
Newtown Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1970	10,474	143	94.5%	17.88	Acme Markets

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Stefko Boulevard Shopping Center (6)	Allentown-Bethlehem-Easton	PA	40%	2005	1976	—	134	94.0%	7.94	Valley Farm Market
Warwick Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1999	9,371	90	97.1%	21.06	Giant Food
Indigo Square (7)	Charleston-North Charleston	SC		2017	In Process	—	51	71.2%	27.41	--
Merchants Village	Charleston-North Charleston	SC	40%	1997	1997	9,000	80	100.0%	16.26	Publix
Harpeth Village Fieldstone	Nashville-Davidson--Murfreesboro	TN		1997	1998	—	70	100.0%	15.39	Publix
Northlake Village	Nashville-Davidson--Murfreesboro	TN		2000	2013	—	138	94.5%	13.54	Kroger
Peartree Village	Nashville-Davidson--Murfreesboro	TN		1997	1997	—	110	100.0%	19.60	Harris Teeter
Alden Bridge	Houston-Baytown-Sugar Land	TX	20%	2002	1998	26,000	139	100.0%	20.02	Kroger
Bethany Park Place	Dallas-Fort Worth-Arlington	TX	20%	1998	1998	10,200	99	100.0%	11.73	Kroger
CityLine Market	Dallas-Fort Worth-Arlington	TX		2014	2014	—	81	100.0%	26.94	Whole Foods
CityLine Market Phase II	Dallas-Fort Worth-Arlington	TX		2014	2015	—	22	100.0%	26.26	--
Cochran's Crossing	Houston-Baytown-Sugar Land	TX		2002	1994	—	138	94.1%	17.73	Kroger
Hancock	Austin-Round Rock	TX		1999	1998	—	410	98.8%	15.54	H.E.B., Sears
Hickory Creek Plaza	Dallas-Fort Worth-Arlington	TX		2006	2006	—	28	100.0%	28.66	(Kroger)
Hillcrest Village	Dallas-Fort Worth-Arlington	TX		1999	1991	—	15	100.0%	46.12	--
Indian Springs Center	Houston-Baytown-Sugar Land	TX		2002	2003	—	137	100.0%	24.05	H.E.B.
Keller Town Center	Dallas-Fort Worth-Arlington	TX		1999	2014	—	120	96.9%	15.54	Tom Thumb
Lebanon/Legacy Center	Dallas-Fort Worth-Arlington	TX		2000	2002	—	56	93.7%	24.61	(Wal-Mart)
Market at Preston Forest	Dallas-Fort Worth-Arlington	TX		1999	1990	—	96	100.0%	20.68	Tom Thumb
Market at Round Rock	Austin-Round Rock	TX		1999	1987	—	123	99.5%	18.19	Sprout's Markets
Market at Springwoods Village (7)	Houston-Baytown-Sugar Land	TX	53%	2016	2016	8,569	167	89.4%	13.91	Kroger
Mockingbird Common	Dallas-Fort Worth-Arlington	TX		1999	1987	—	120	100.0%	17.56	Tom Thumb
North Hills	Austin-Round Rock	TX		1999	1995	—	144	100.0%	23.02	H.E.B.
Panther Creek	Houston-Baytown-Sugar Land	TX		2002	1994	—	166	100.0%	22.74	Randall's Food
Prestonbrook	Dallas-Fort Worth-Arlington	TX		1998	1998	—	92	100.0%	14.18	Kroger
Preston Oaks (6)	Dallas-Fort Worth-Arlington	TX		2013	1991	—	104	99.5%	31.45	H.E.B. Central Market
Shiloh Springs	Dallas-Fort Worth-Arlington	TX	20%	1998	1998	—	110	86.0%	13.84	Kroger
Shops at Mira Vista	Austin-Round Rock	TX		2014	2002	234	68	100.0%	22.07	Trader Joe's
Southpark at Cinco Ranch	Houston-Baytown-Sugar Land	TX		2012	2017	—	265	100.0%	13.46	Kroger, Academy Sports
Sterling Ridge	Houston-Baytown-Sugar Land	TX		2002	2000	—	129	98.5%	20.52	Kroger
Sweetwater Plaza	Houston-Baytown-Sugar Land	TX	20%	2001	2000	10,701	134	98.9%	17.36	Kroger
Tech Ridge Center	Austin-Round Rock	TX		2011	2001	6,769	185	96.0%	23.45	H.E.B.
The Village at Riverstone (7)	Houston-Baytown-Sugar Land	TX		2016	2016	—	165	83.1%	13.04	Kroger
Weslayan Plaza East	Houston-Baytown-Sugar Land	TX	40%	2005	1969	—	169	100.0%	20.45	Berings
Weslayan Plaza West	Houston-Baytown-Sugar Land	TX	40%	2005	1969	37,096	186	97.5%	19.69	Randall's Food
Westwood Village	Houston-Baytown-Sugar Land	TX		2006	2006	—	187	98.3%	19.33	(Target)

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Woodway Collection	Houston-Baytown-Sugar Land	TX	40%	2005	2012	8,506	97	97.0%	28.41	Whole Foods
Ashburn Farm Market Center	Washington-Arlington-Alexandria	VA		2000	2000	—	92	100.0%	26.18	Giant Food
Ashburn Farm Village Center	Washington-Arlington-Alexandria	VA	40%	2005	1996	—	89	97.3%	14.18	Shoppers Food Warehouse
Belmont Chase	Washington-Arlington-Alexandria	VA		2014	2014	—	91	100.0%	30.55	Whole Foods
Braemar Shopping Center	Washington-Arlington-Alexandria	VA	25%	2004	2004	10,906	96	97.9%	21.84	Safeway
Centre Ridge Marketplace	Washington-Arlington-Alexandria	VA	40%	2005	1996	13,012	104	96.1%	11.98	Shoppers Food Warehouse
Culpeper Colonnade	Culpeper	VA		2006	2014	—	171	100.0%	17.43	Martin's, Dick's Sporting Goods, (Target)
Fairfax Shopping Center	Washington-Arlington-Alexandria	VA		2007	1955	—	68	58.2%	5.78	--
Festival at Manchester Lakes (6)	Washington-Arlington-Alexandria	VA	40%	2005	1990	22,509	169	93.9%	27.49	Shoppers Food Warehouse
Fox Mill Shopping Center	Washington-Arlington-Alexandria	VA	40%	2005	2013	15,629	103	100.0%	25.01	Giant Food
Gayton Crossing	Richmond	VA	40%	2005	1983	—	158	87.1%	15.73	(Kroger)
Greenbriar Town Center	Washington-Arlington-Alexandria	VA	40%	2005	1972	48,785	340	96.9%	26.17	Giant Food
Hanover Village Shopping Center	Richmond	VA	40%	2005	1971	—	90	98.4%	9.04	Aldi
Hollymead Town Center	Charlottesville	VA	20%	2003	2004	25,000	154	94.7%	22.83	Harris Teeter, (Target)
Kamp Washington Shopping Center	Washington-Arlington-Alexandria	VA	40%	2005	1960	—	72	88.7%	37.17	Earth Fare
Kings Park Shopping Center (6)	Washington-Arlington-Alexandria	VA	40%	2005	2015	13,206	93	100.0%	28.63	Giant Food
Lorton Station Marketplace	Washington-Arlington-Alexandria	VA	20%	2006	2005	9,875	132	90.5%	23.44	Shoppers Food Warehouse
Market Common Clarendon	Washington-Arlington-Alexandria	VA		2016	2001	—	393	68.5%	32.94	Whole Foods, Crate & Barrel
Saratoga Shopping Center	Washington-Arlington-Alexandria	VA	40%	2005	1977	10,749	113	100.0%	20.43	Giant Food
Shops at County Center	Washington-Arlington-Alexandria	VA		2005	2005	—	97	89.6%	19.66	Harris Teeter
Shops at Stonewall	Washington-Arlington-Alexandria	VA		2007	2017	—	321	100.0%	17.58	Wegmans, Dick's Sporting Goods
The Field at Commonwealth (7)	Washington-Arlington-Alexandria	VA		2017	2017	—	187	82.4%	14.43	Wegmans
Town Center at Sterling Shopping Center	Washington-Arlington-Alexandria	VA	40%	2005	1980	—	187	91.0%	20.77	Giant Food
Village Center at Dulles	Washington-Arlington-Alexandria	VA	20%	2002	1991	39,989	301	91.0%	26.54	Shoppers Food Warehouse, Gold's Gym
Village Shopping Center	Richmond	VA	40%	2005	1948	15,396	111	93.8%	23.74	Martin's
Willston Centre I	Washington-Arlington-Alexandria	VA	40%	2005	1952	—	105	98.8%	26.12	--
Willston Centre II	Washington-Arlington-Alexandria	VA	40%	2005	2010	27,000	136	90.8%	25.35	Safeway, (Target)
Aurora Marketplace	Seattle-Tacoma-Bellevue	WA	40%	2005	1991	11,162	107	100.0%	16.25	Safeway
Broadway Market (6)	Seattle-Tacoma-Bellevue	WA	20%	2014	1988	21,500	140	98.6%	24.57	Quality Food Centers
Cascade Plaza	Seattle-Tacoma-Bellevue	WA	20%	1999	1999	13,936	215	92.6%	11.95	Safeway
Eastgate Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	In Process	9,923	79	95.3%	25.62	Albertsons
Grand Ridge	Seattle-Tacoma-Bellevue	WA		2012	In Process	—	331	99.3%	23.35	Safeway, Regal Cinemas
Inglewood Plaza	Seattle-Tacoma-Bellevue	WA		1999	1985	—	17	100.0%	38.49	--
Klahanie Shopping Center	Seattle-Tacoma-Bellevue	WA		2016	1998	—	67	98.4%	31.71	(QFC)
Overlake Fashion Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	1987	—	81	100.0%	25.11	(Sears)
Pine Lake Village	Seattle-Tacoma-Bellevue	WA		1999	1989	—	103	98.4%	23.75	Quality Food Centers

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SFT
Roosevelt Square	Seattle-Tacoma-Bellevue	WA		2017	2017	—	148	100.0%	22.76	Whole Foods
Sammamish-Highlands	Seattle-Tacoma-Bellevue	WA		1999	2013	—	101	100.0%	32.99	(Safeway)
Southcenter	Seattle-Tacoma-Bellevue	WA		1999	1990	—	58	100.0%	29.14	(Target)
Regency Centers Total						$2,161,823	53,881	95.5%

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
(5) Retailers in parenthesis are shadow anchors at our centers. We have no ownership or leasehold interest in their space, which is within or adjacent to our property.
(6) The ground underlying the building and improvements are not owned by Regency or its unconsolidated real estate partnerships, but is subject to a ground lease.
(7) Property in development.

Item 3. Legal Proceedings
We are a party to various legal proceedings that arise in the ordinary course of our business. We are not currently involved in any litigation, nor to our knowledge is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol "REG." The following table sets forth the high and low sales prices and the cash dividends declared on our common stock by quarter for 2017 and 2016.

	2017			2016
Quarter Ended	High Price	Low Price	Cash Dividends Declared	High Price	Low Price	Cash Dividends Declared
March 31	$72.05	61.90	0.51	$77.17	66.05	0.50
June 30	69.07	58.63	0.53	83.73	72.35	0.50
September 30	67.67	60.80	0.53	85.35	75.76	0.50
December 31	70.64	61.19	0.53	77.25	65.16	0.50
We have determined that the dividends paid during 2017 and 2016 on our common stock qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Total Capital Gain Distributions	Nontaxable Distributions	Unrecapt Sec 1250 Gain
2017	$2.10	1.81	0.21	0.08	0.02
2016	2.00	1.06	0.16	0.78	0.16
As of February 9, 2018, there were 65,170 holders of common equity.
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
On February 7, 2018, our board of directors (the "Board") authorized a share repurchase program for up to $250 million of shares of our common stock. The share repurchase program authorizes us to purchase from time to time our outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired.  The program is scheduled to expire on February 6, 2020. The timing of share purchases under this new program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board.

There were no unregistered sales of equity securities during the quarter ended December 31, 2017.
The following table represents information with respect to purchases by the Parent Company of its common stock during the months in the three month period ended December 31, 2017:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2017, through October 31, 2017	61	$64.31	—	—
November 1, 2017, through November 30, 2017	—	$—	—	—
December 1, 2017, through December 31, 2017	—	$—	—	—

(1) Represents shares delivered in payment of withholding taxes in connection with option exercises or restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.

The performance graph furnished below shows Regency's cumulative total stockholder return to the S&P 500 Index, the FTSE NAREIT Equity REIT Index, and the FTSE NAREIT Equity Shopping Centers index since December 31, 2012. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Index Value
250
200
150
100
50
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
Regency Centers Corporation
S&P 500 Index
FTSE NAREIT Equity REITs Index
FTSE NAREIT Equity Shopping Centers Index

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17

Regency Centers Corporation	$100.00	101.81	145.11	159.66	166.00	171.96
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
FTSE NAREIT Equity REITs	100.00	102.47	133.35	137.61	149.33	157.14
FTSE NAREIT Equity Shopping Centers	100.00	104.99	136.45	142.89	148.14	131.31

Item 6. Selected Financial Data
The following table sets forth Selected Financial Data for the Company on a historical basis for the five years ended December 31, 2017 (in thousands, except per share and unit data, number of properties, and ratio of earnings to fixed charges). This historical Selected Financial Data has been derived from the audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements of Regency Centers Corporation and Regency Centers, L.P. (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.
Parent Company
(in thousands, except per share and unit data, number of properties, and ratio of earnings to fixed charges)

	2017	(1)	2016		2015		2014	2013
Operating data:
Revenues	$984,326		614,371		569,763		537,898	489,007
Operating expenses	744,763	(2)	403,152	(2)	365,098		353,348	324,687
Total other expense (income)	141,093		148,066	(3)	110,236		83,046	111,741
Income from operations before equity in income of investments in real estate partnerships and income taxes	98,470		63,153		94,429		101,504	52,579
Equity in income of investments in real estate partnerships	43,341		56,518		22,508		31,270	31,718
Deferred income tax (benefit) of taxable REIT subsidiary	(9,737)		—		—		(996)	—
Income from continuing operations	151,548		119,671		116,937		133,770	84,297
Income (loss) from discontinued operations (4)	—		—		—		—	65,285
Gain on sale of real estate, net of tax	27,432		47,321		35,606		55,077	1,703
Net income	178,980		166,992		152,543		188,847	151,285
Income attributable to noncontrolling interests	(2,903)		(2,070)		(2,487)		(1,457)	(1,481)
Net income attributable to the Company	176,077		164,922		150,056		187,390	149,804
Preferred stock dividends and issuance costs	(16,128)		(21,062)		(21,062)		(21,062)	(21,062)
Net income attributable to common stockholders	$159,949		143,860		128,994		166,328	128,742

NAREIT FFO (5)	494,843		277,301		276,515		269,149	240,621
Core FFO (5)	592,137		333,957		288,872		261,506	241,619
Income per common share - diluted (note 13)
Continuing operations	$1.00		1.42		1.36		1.80	0.69
Discontinued operations (4)	—		—		—		—	0.71
Net income attributable to common stockholders	$1.00		1.42		1.36		1.80	1.40
Other information:
Net cash provided by operating activities	$471,146		297,360	(7)	285,543	(7)	277,742	250,731
Net cash (used in) investing activities	(1,007,980)		(409,671)		(139,346)		(210,290)	(9,817)
Net cash provided by (used in) financing activities	568,948		88,711	(7)	(223,117)	(7)	(34,360)	(182,579)
Dividends paid to common stockholders and unit holders	323,285		201,336		181,691		172,900	168,095
Common dividends declared per share	2.10		2.00		1.94		1.88	1.85
Common stock outstanding including exchangeable operating partnership units	171,715		104,651		97,367		94,262	92,499
Ratio of earnings to fixed charges (6)	2.2		2.6		2.5		2.6	1.8
Ratio of earnings to combined fixed charges and preference dividends (6)	2.1		2.1		2.1		2.2	1.5

Balance sheet data:
Real estate investments before accumulated depreciation	$11,279,125		5,230,198		4,852,106		4,743,053	4,385,380
Total assets	11,145,717		4,488,906		4,182,881		4,197,170	3,913,516
Total debt	3,594,977		1,642,420		1,864,285		2,021,357	1,854,697
Total liabilities	4,412,663		1,864,404		2,100,261		2,260,688	2,052,382
Total stockholders’ equity	6,692,052		2,591,301		2,054,109		1,906,592	1,843,354
Total noncontrolling interests	41,002		33,201		28,511		29,890	17,780

(1) 2017 reflects the results of our merger with Equity One on March 1, 2017.
(2) During the years ended December 31, 2017 and 2016, the Company recognized $80.7 million and $6.5 million, respectively, of merger and integration related costs within Operating expenses associated with the Equity One merger, which was effective on March 1, 2017.

(3) During the year ended December 31, 2016, the Company recognized a $40.6 million charge to settle $220 million of forward starting interest rate swaps related to new debt previously expected to be issued in 2017. As a result of its July 2016 equity offering and the early redemption of the $300 million notes in August 2016, the Company believed that the issuance of new fixed rate debt within the remaining period of the forward starting swaps was probable to no longer occur. Accordingly, the Company ceased hedge accounting and reclassified the $40.6 million paid to settle the forward starting swaps from Accumulated other comprehensive loss to earnings.

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

(5) See Item 1, Defined Terms, for the definition of NAREIT FFO and Core FFO and Item 7, Supplemental Earnings Information, for a reconciliation to the nearest GAAP measure.
(6) See Exhibit 12.1 for additional information regarding the computations of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preference dividends.
(7) In January 2017, the Company adopted ASU 2016-09, Improvements to Share-Based Payment Accounting, resulting in the reclassification of previously reported employee tax withholdings from Net cash provided by operating activities to Net cash provided by (used in) financing activities. See note 1 for further discussion.

Operating Partnership
(in thousands, except per share and unit data, number of properties, and ratio of earnings to fixed charges)

	2017	(1)	2016		2015		2014	2013
Operating data:
Revenues	$984,326		614,371		569,763		537,898	489,007
Operating expenses	744,763	(2)	403,152	(2)	365,098		353,348	324,687
Total other expense (income)	141,093		148,066	(3)	110,236		83,046	111,741
Income from operations before equity in income of investments in real estate partnerships and income taxes	98,470		63,153		94,429		101,504	52,579
Equity in income of investments in real estate partnerships	43,341		56,518		22,508		31,270	31,718
Deferred income tax (benefit) of taxable REIT subsidiary	(9,737)		—		—		(996)	—
Income from continuing operations	151,548		119,671		116,937		133,770	84,297
Income (loss) from discontinued operations (4)	—		—		—		—	65,285
Gain on sale of real estate, net of tax	27,432		47,321		35,606		55,077	1,703
Net income	178,980		166,992		152,543		188,847	151,285
Income attributable to noncontrolling interests	(2,515)		(1,813)		(2,247)		(1,138)	(1,205)
Net income attributable to the Partnership	176,465		165,179		150,296		187,709	150,080
Preferred unit distributions and issuance costs	(16,128)		(21,062)		(21,062)		(21,062)	(21,062)
Net income attributable to common unit holders	$160,337		144,117		129,234		166,647	129,018

NAREIT FFO (5)	494,843		277,301		276,515		269,149	240,621
Core FFO (5)	592,137		333,957		288,872		261,506	241,619
Income per common unit - diluted (note 13):
Continuing operations	$1.00		1.42		1.36		1.80	0.69
Discontinued operations (4)	—		—		—		—	0.71
Net income attributable to common unit holders	$1.00		1.42		1.36		1.80	1.40

Other information:
Net cash provided by operating activities	$471,146		297,360	(7)	285,543	(7)	277,742	250,731
Net cash (used in) investing activities	(1,007,980)		(409,671)		(139,346)		(210,290)	(9,817)
Net cash provided by (used in) financing activities	568,948		88,711	(7)	(223,117)	(7)	(34,360)	(182,579)
Distributions paid on common units	323,285		201,336		181,691		172,900	168,095
Ratio of earnings to fixed charges (6)	2.2		2.6		2.5		2.6	1.8
Ratio of combined fixed charges and preference dividends to earnings (6)	2.1		2.1		2.1		2.2	1.5

Balance sheet data:
Real estate investments before accumulated depreciation	$11,279,125		5,230,198		4,852,106		4,743,053	4,385,380
Total assets	11,145,717		4,488,906		4,182,881		4,197,170	3,913,516
Total debt	3,594,977		1,642,420		1,864,285		2,021,357	1,854,697
Total liabilities	4,412,663		1,864,404		2,100,261		2,260,688	2,052,382
Total partners’ capital	6,702,959		2,589,334		2,052,134		1,904,678	1,841,928
Total noncontrolling interests	30,095		35,168		30,486		31,804	19,206

(1) 2017 reflects the results of our merger with Equity One on March 1, 2017.
(2) During the years ended December 31, 2017 and 2016, the Operating Partnership recognized $80.7 million and $6.5 million, respectively, of merger and integration related costs within Operating expenses associated with the Equity One merger, which was effective on March 1, 2017.

(3) During the year ended December 31, 2016, the Operating Partnership recognized a $40.6 million charge to settle $220 million of forward starting interest rate swaps related to new debt previously expected to be issued in 2017. As a result of its July 2016 equity offering and the early redemption of the $300 million notes in August 2016, the Operating Partnership believed that the issuance of new fixed rate debt within the remaining period of the forward starting swaps was probable to no longer occur. Accordingly, the Operating Partnership ceased hedge accounting and reclassified the $40.6 million paid to settle the forward starting swaps from Accumulated other comprehensive loss to earnings.

(4) On January 1, 2014, the Operating Partnership prospectively adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. No property disposals since adoption of this ASU qualify as discontinued operations, therefore prior period amounts were not reclassified for property sales since adoption.

(5) See Item 1, Defined Terms, for the definition of NAREIT FFO and Core FFO and Item 7, Supplemental Earnings Information, for a reconciliation to the nearest GAAP measure.

(6) See Exhibit 12.1 for additional information regarding the computations of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preference dividends.
(7) In January 2017, the Company adopted ASU 2016-09, Improvements to Share-Based Payment Accounting, which resulted in the reclassification of previously reported employee tax withholdings from Net cash provided by operating activities to Net cash provided by (used in) financing activities. See note 1 for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executing on our Strategy
During the year ended 2017, we completed the merger with Equity One on March 1, 2017 and acquired 121 properties representing 16.0 million SF of GLA for $5.2 billion, further enhancing the quality of our operating portfolio of retail shopping centers. The consolidated net assets and results of operations of Equity One are included in the consolidated financial statements from the closing date, March 1, 2017.
We had Net income attributable to common stockholders of $159.9 million, net of $80.7 million of merger costs, as compared to $143.9 million of Net income attributable to common stockholders during the year ended December 31, 2016.
We sustained superior same property NOI growth compared to the average of our shopping center peers:

•	We achieved pro-rata same property NOI growth, excluding termination fees, of 3.6%.

•	We executed 1,849 leasing transactions representing 6.3 million pro-rata SF of new and renewal leasing, with trailing twelve month rent spreads of 7.8% on comparable retail operating property spaces.

•	At December 31, 2017, our total property portfolio was 95.5% leased, while our same property portfolio was 96.3% leased.
We developed and redeveloped high quality shopping centers at attractive returns on investment:

•	We started five new developments representing a total investment of $197.5 million upon completion, with projected weighted average returns on investment of 7.3%.

•	Including these new projects, a total of 23 properties were in the process of development or redevelopment at December 31, 2017, representing a pro-rata investment upon completion of $543.8 million.
We maintained a conservative balance sheet providing financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
In January 2017, we issued $300.0 million of 4.4% senior unsecured notes due February 1, 2047, the proceeds of which were used to redeem all of the $250.0 million 6.625% Series 6 preferred stock and reduce the balance of our unsecured line of credit (the "Line").

•	On March 1, 2017 in conjunction with the merger with Equity One, we increased the commitment amount of our line to $1.0 billion.

•
In June 2017, we issued an additional $125.0 million of 4.4% senior unsecured notes due February 1, 2047, the proceeds of which were used to redeem the $75.0 million of 6.0% Series 7 preferred stock on August 23, 2017, and to reduce the Line balance.

•
Also in June 2017, the Company issued an additional $175.0 million of 3.6% senior unsecured public notes due in 2027, with proceeds used to retire $112.0 million of mortgage loans with interest rates ranging from 7.0% to 7.8% on various properties, and to reduce the Line balance.

•	At December 31, 2017, our annualized net debt-to-adjusted EBITDA ratio on a pro-rata basis was 5.4x.

Leasing Activity and Significant Tenants
We believe our high-quality, grocery anchored shopping centers located in densely populated, desirable infill trade areas create attractive spaces for retail tenants.
Pro-rata Occupancy
The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	December 31, 2017	December 31, 2016
% Leased – Operating	96.2%	96.0%
Anchor space	98.3%	97.8%
Shop space	92.5%	93.1%
The decline in shop space percent leased is due to the merger with Equity One, which had lower shop space occupancy than Regency.
Pro-rata Leasing Activity
The following table summarizes leasing activity, including our pro-rata share of activity within the portfolio of our co-investment partnerships:

Year ended December 31, 2017
	Leasing Transactions (1)(3)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
Anchor Leases
New	39	895	$17.34	$9.71	$4.92
Renewal	87	2,465	14.47	—	0.46
Total Anchor Leases	126	3,360	$15.24	$2.59	$1.65
Shop Space
New	548	952	$32.45	$12.06	$13.17
Renewal	1,175	2,005	31.31	1.02	2.40
Total Shop Space Leases	1,723	2,957	$31.68	$4.57	$5.87
Total Leases	1,849	6,317	$22.93	$3.52	$3.62

(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) Totals for base rent, tenant improvements, and leasing commissions reflect the weighted average PSF.
(3) For the period ending December 31, 2017, amounts include leasing activity of properties acquired from Equity One beginning March 1, 2017.

Year ended December 31, 2016
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF (2)	Tenant Improvements PSF (2)	Leasing Commissions PSF (2)
Anchor Leases
New	22	729	$16.99	$7.95	$2.42
Renewal	84	1,610	14.00	0.50	0.54
Total Anchor Leases (1)	106	2,339	$14.94	$2.83	$1.13
Shop Space
New	443	774	$30.56	$12.29	$14.01
Renewal	987	1,502	31.16	1.26	3.87
Total Shop Space Leases (1)	1,430	2,276	$30.95	$5.01	$7.32
Total Leases	1,536	4,615	$22.84	$3.90	$4.18

(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) Totals for base rent, tenant improvements, and leasing commissions reflect the weighted average PSF.
Total average pro-rata base rent on signed shop space leases during 2017 was $31.68 PSF and approximates the pro-rata average annual base rent of all shop space leases due to expire during the next twelve months of $31.72 PSF.

Significant Tenants and Concentrations of Risk
We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our most significant tenants, based on their percentage of annualized base rent:

	December 31, 2017
Anchor	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Publix	69	6.2%	3.1%
Kroger	58	6.5%	3.1%
Albertsons/Safeway	46	4.0%	2.9%
TJX Companies	58	3.2%	2.4%
Whole Foods	27	2.2%	2.3%

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
We closely monitor the operating performance and rent collections of tenants in our shopping centers as well as those retailers experiencing significant changes to their business models as a result of reduced customer traffic in their stores and increased competition from e-commerce sales. Retailers who are unable to withstand these and other business pressures may file for bankruptcy. Although base rent is supported by long-term lease contracts, tenants who file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to recover our claim and to release the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. Tenants who have filed for bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 0.3% of our annual base rent on a pro-rata basis.

Results from Operations
Comparison of the years ended December 31, 2017 and 2016:
Results from operations for the twelve months ended December 31, 2017 reflect the results of our merger with Equity One on March 1, 2017.
Our total revenues increased as summarized in the following table:

(in thousands)	2017	2016	Change
Minimum rent	$728,078	444,305	283,773
Percentage rent	6,635	4,128	2,507
Recoveries from tenants	206,675	127,677	78,998
Other income	16,780	12,934	3,846
Management, transaction, and other fees	26,158	25,327	831
Total revenues	$984,326	614,371	369,955
Minimum rent changed as follows:

•	$7.2 million increase from development properties;

•	$5.2 million increase from acquisitions of operating properties;

•	$15.1 million increase at same properties reflecting an increase from rental rate growth on new and renewal leases, contractual rent steps, and our redevelopment properties; and

•	$261.4 million increase from properties acquired through the Equity One merger;

•	reduced by $5.2 million from the sale of operating properties.
Percentage rent increased $2.5 million primarily as a result of properties acquired through the Equity One merger.
Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$1.7 million increase from rent commencing at development properties;

•	$1.9 million increase from acquisitions of operating properties;

•	$8.4 million increase from same properties associated with higher recoverable costs and an improvement in recovery rates; and

•	$68.6 million increase from properties acquired through the Equity One merger;

•	reduced by $1.7 million from the sale of operating properties.
Other income, which consists of incidental income earned at our centers, increased $3.8 million as follows:

•	$354,000 increase from development properties;

•	$1.0 million from acquisitions of operating properties; and

•	$3.9 million from properties acquired through the Equity One merger;

•	reduced by $1.4 million in same properties primarily due to other fee income in 2016.

Changes in our operating expenses are summarized in the following table:

(in thousands)	2017	2016	Change
Depreciation and amortization	$334,201	162,327	171,874
Operating and maintenance	143,990	95,022	48,968
General and administrative	67,624	65,327	2,297
Real estate taxes	109,723	66,395	43,328
Other operating expenses	89,225	14,081	75,144
Total operating expenses	$744,763	403,152	341,611
Depreciation and amortization costs changed as follows:

•	$2.8 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$2.7 million increase from acquisitions of operating properties and corporate assets;

•	$2.2 million increase at same properties, attributable primarily to redevelopments; and

•	$165.9 million increase from properties acquired through the Equity One merger;

•	reduced by $1.8 million from the sale of operating properties.
Operating and maintenance costs changed as follows:

•	$1.4 million increase from operations commencing at development properties;

•	$1.5 million increase from acquisitions of operating properties;

•	$1.0 million net increase from claims losses within the company's wholly-owned captive insurance program;

•	$1.0 million increase at same properties primarily attributable to recoverable costs; and

•	$45.3 million increase from properties acquired through the Equity One merger;

•	reduced by $1.2 million from the sale of operating properties.
General and administrative changed increased as follows:

•	$2.2 million increase in the value of participant obligations within the deferred compensation plan, and

•	$4.6 million increase primarily in compensation costs related to additional staffing as a result of the Equity One merger, and additional incentive compensation;

•	reduced by $4.5 million primarily from greater development overhead capitalization based on the progress and size of current development and redevelopment projects.
Real estate taxes changed as follows:

•	$782,000 increase from development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$1.3 million increase from acquisitions of operating properties;

•	$3.6 million increase at same properties from increased tax assessments; and

•	$38.6 million increase from properties acquired through the Equity One merger;

•	reduced by $1.0 million from sold properties.
Other operating expenses increased as follows:

•	$1.8 million increase in corporate expenses due to an increase in franchise taxes; and

•	$79.4 million increase primarily attributable to transaction costs related to the Equity One merger in March 2017;

The following table presents the components of other expense (income):

(in thousands)	2017	2016	Change
Interest expense, net
Interest on notes payable	$119,301	81,330	37,971
Interest on unsecured credit facilities	14,677	5,635	9,042
Capitalized interest	(7,946)	(3,481)	(4,465)
Hedge expense	8,408	8,408	—
Interest income	(1,811)	(1,180)	(631)
Interest expense, net	132,629	90,712	41,917
Provision for impairment	—	4,200	(4,200)
Early extinguishment of debt	12,449	14,240	(1,791)
Net investment income	(3,985)	(1,672)	(2,313)
Loss on derivative instruments	—	40,586	(40,586)
Total other expense (income)	$141,093	148,066	(6,973)
The $41.9 million net increase in total interest expense is due to:

•	$38.0 million increase in interest on notes payable due to:

◦	$26.0 million of additional interest on notes payable assumed with the Equity One merger; and

◦	$29.7 million increase in interest attributable to the issuance of $950 million of new unsecured debt;

◦	offset by $6.9 million decrease in mortgage interest expense primarily due to the payoff of nine mortgages loans; and

◦	$10.8 million decrease due to the early redemption of our $300 million notes in the third quarter of 2016;

•	$9.0 million increase in interest on unsecured credit facilities related to higher average balances including, a new $300 million term loan which closed on March 1, 2017;

•	offset by $4.5 million decrease from higher capitalization of interest based on the size and progress of development and redevelopment projects in process.
We did not recognize any impairments during 2017. During 2016, we recognized $4.2 million of impairment losses on two operating properties and two land parcels, all of which have since been sold.
During 2017, we repaid nine mortgages with a portion of the proceeds from our unsecured public debt offering in June 2017, and recognized $12.4 million of debt extinguishment costs. In 2016, we recognized a $14.2 million charge in connection with the early redemption of the $300 million unsecured notes.
Net investment income increased $2.3 million, driven by realized and unrealized gains on investments held within the non-qualified deferred compensation plan.
During 2016, we recognized a $40.6 million charge to settle $220 million of forward starting interest rate swaps related to new debt previously expected to be issued in 2017.

Our equity in income of investments in real estate partnerships decreased as follows:

(in thousands)	Regency's Ownership	2017	2016	Change
GRI - Regency, LLC (GRIR)	40.00%	$27,440	29,791	(2,351)
Equity One JV Portfolio LLC (NYC)	30.00%	686	—	686
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	3,620	4,180	(560)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	1,530	3,240	(1,710)
Cameron Village, LLC (Cameron)	30.00%	850	695	155
RegCal, LLC (RegCal)	25.00%	1,403	1,080	323
US Regency Retail I, LLC (USAA)	20.01%	4,456	1,180	3,276
Other investments in real estate partnerships	50.00%	3,356	16,352	(12,996)
Total Equity in income of investments in real estate partnerships		$43,341	56,518	(13,177)
The $13.2 million decrease in our Total Equity in income in investments in real estate partnerships is largely attributed to:

•
$2.4 million decrease within GRIR driven by gains on sale of real estate that were recognized in 2016, offset by lower depreciation expense in 2017 related to assets that became fully depreciated in 2016;

•	$1.7 million decrease within Columbia II due to gains on sale of real estate that were recognized in 2016;

•	$3.3 million increase within USAA due to gains on sale of real estate recognized in 2017; and

•	$13.0 million decrease within Other investments in real estate partnerships due to our pro-rata share of gains on sale of real estate recognized in these partnerships in 2016.
The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

(in thousands)	2017	2016	Change
Income from operations before income taxes	$141,811	119,671	22,140
Deferred income tax benefit	9,737	—	9,737
Gain on sale of real estate, net of tax	27,432	47,321	(19,889)
Income attributable to noncontrolling interests	(2,903)	(2,070)	(833)
Preferred stock dividends and issuance costs	(16,128)	(21,062)	4,934
Net income attributable to common stockholders	$159,949	143,860	16,089
Net income attributable to exchangeable operating partnership units	388	257	131
Net income attributable to common unit holders	$160,337	144,117	16,220
The $9.7 million income tax benefit during 2017 was primarily due to revaluing the net deferred tax liability at a TRS entity acquired through the Equity One merger, as a result of the change in corporate tax rates from the 2017 Tax Cuts and Jobs Act.
During 2017, we sold six operating properties and nine land parcels resulting in gains of $27.4 million, compared to gains of $47.3 million from the sale of eleven operating properties and sixteen land parcels during 2016.
During 2017, we redeemed both our Series 6 and Series 7 preferred stock, resulting in a decrease to preferred stock dividends, offset by a charge upon writing off issuance costs.

Comparison of the years ended December 31, 2016 and 2015:
Our total revenues increased as summarized in the following table:

(in thousands)	2016	2015	Change
Minimum rent	$444,305	415,155	29,150
Percentage rent	4,128	3,750	378
Recoveries from tenants	127,677	116,120	11,557
Other income	12,934	9,175	3,759
Management, transaction, and other fees	25,327	25,563	(236)
Total revenues	$614,371	569,763	44,608
Minimum rent changed as follows:

•	$11.9 million increase from rent commencing at development properties;

•	$15.3 million increase from acquisitions of operating properties; and

•
$7.9 million increase at same properties, reflecting a $9.7 million increase from redevelopments and rental rate growth on new and renewal leases, offset by a $1.8 million charge to straight line rent primarily attributable to expected early terminations;

•	reduced by $5.9 million from the sale of operating properties.
Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants changed as follows:

•	$3.9 million increase from rent commencing at development properties;

•	$4.2 million increase from acquisitions of operating properties; and

•	$5.6 million increase from same properties associated with higher recoverable costs;

•	reduced by $2.1 million from the sale of operating properties.
Other income, which consists of incidental income earned at our centers, increased $3.8 million as follows:

•	$2.3 million in same properties primarily as a result of lease termination and easement fees; and

•	$1.5 million in parking income related to the acquisition of Market Common Clarendon.
Changes in our operating expenses are summarized in the following table:

(in thousands)	2016	2015	Change
Depreciation and amortization	$162,327	146,829	15,498
Operating and maintenance	95,022	82,978	12,044
General and administrative	65,327	65,600	(273)
Real estate taxes	66,395	61,855	4,540
Other operating expenses	14,081	7,836	6,245
Total operating expenses	$403,152	365,098	38,054
Depreciation and amortization costs changed as follows:

•	$4.8 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$8.8 million increase from acquisitions of operating properties; and

•	$5.8 million increase at same properties, attributable to recent capital improvements and redevelopments;

•	reduced by $3.9 million from the sale of operating properties and other corporate asset disposals.

Operating and maintenance costs changed as follows:

•	$2.6 million increase from operations commencing at development properties;

•	$6.2 million increase from acquisitions of operating properties; and

•	$4.8 million increase at same properties primarily attributable to recoverable costs;

•	reduced by $1.6 million from the sale of operating properties.
Real estate taxes changed as follows:

•	$1.6 million increase from development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$2.8 million increase from acquisitions of operating properties; and

•	$1.4 million increase at same properties from increased tax assessments;

•	reduced by $1.3 million from sold properties.
Other operating expenses increased $6.2 million primarily due to costs incurred from 2016 acquisition activities, including costs associated with the merger with Equity One, Inc.
The following table presents the components of other expense (income):

(in thousands)	2016	2015	Change
Interest expense, net
Interest on notes payable	$81,330	98,485	(17,155)
Interest on unsecured credit facilities	5,635	3,566	2,069
Capitalized interest	(3,481)	(6,739)	3,258
Hedge expense	8,408	8,900	(492)
Interest income	(1,180)	(1,590)	410
Interest expense, net	$90,712	102,622	(11,910)
Provision for impairment	4,200	—	4,200
Early extinguishment of debt	14,240	8,239	6,001
Net investment income	(1,672)	(625)	(1,047)
Loss on derivative instruments	40,586	—	40,586
Total other expense (income)	$148,066	110,236	37,830
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
During 2016, we recognized $4.2 million of impairment losses on two operating properties and two land parcels, all of which have since been sold. We did not recognize any impairments during 2015.
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
The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

(in thousands)	2016	2015	Change
Income from operations	$119,671	116,937	2,734
Gain on sale of real estate, net of tax	47,321	35,606	11,715
Income attributable to noncontrolling interests	(2,070)	(2,487)	417
Preferred stock dividends and issuance costs	(21,062)	(21,062)	—
Net income attributable to common stockholders	$143,860	128,994	14,866
Net income attributable to exchangeable operating partnership units	257	240	17
Net income attributable to common unit holders	$144,117	129,234	14,883
During 2016, we sold 11 operating properties and 16 land parcels resulting in gains of $47.3 million, compared to gains of $35.6 million from the sale of five operating properties and two land parcels during 2015.

Supplemental Earnings Information
We use certain non-GAAP performance measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of the Company's operating results. We manage our entire real estate portfolio without regard to ownership structure, although certain decisions impacting properties owned through partnerships require partner approval. Therefore, we believe presenting our pro-rata share of operating results regardless of ownership structure, along with other non-GAAP measures, may assist in comparing the Company's operating results to other REITs. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change. See "Defined Terms" in Part I, Item 1.
Pro-Rata Same Property NOI:
For purposes of evaluating same property NOI on a comparative basis, and in light of the merger with Equity One on March 1, 2017, we are presenting our same property NOI on a pro forma basis as if the merger had occurred January 1, 2016. This perspective allows us to evaluate same property NOI growth over a comparable period. The pro forma same property NOI as adjusted is not necessarily indicative of what the actual same property NOI and growth would have been if the merger had occurred on January 1, 2016, nor does it purport to represent the same property NOI and growth for future periods.
Our pro-rata same property NOI as adjusted, excluding termination fees, changed from the following major components:

(in thousands)	2017	2016	Change
Base rent (1)	$782,142	755,556	26,586
Percentage rent (1)	8,499	10,364	(1,865)
Recovery revenue (1)	238,076	227,322	10,754
Other income (1)	14,019	15,026	(1,007)
Operating expenses (1)	288,940	279,700	9,240
Pro-rata same property NOI, as adjusted	$753,796	728,568	25,228
Less: Termination fees (1)	690	1,359	(669)
Pro-rata same property NOI, as adjusted, excluding termination fees	$753,106	727,209	25,897
Pro-rata same property NOI growth, as adjusted			3.6%

(1) Adjusted for Equity One operating results prior to the merger for these periods. For additional information and details about the Equity One operating results included herein, refer to the Same Property NOI reconciliation at the end of the Supplemental Earnings section.

Base rent increased $26.6 million, driven by increases in rental rate growth on new and renewal leases, contractual rent steps and rent commencement at redevelopments.
Percentage rent decreased $1.9 million, as a result of lease negotiations to shift percentage rent into base rent upon renewal, coupled with decline in performance at certain historically larger percentage rent paying tenants.
Recovery revenue increased $10.8 million, as a result of increases in recoverable costs, as noted below, and improvements in recovery rates.
Other income decreased $1.0 million, due to a reduction in lease termination and other fee income.
Operating expenses increased $9.2 million, primarily due to higher real estate taxes from increases in assessed values.

Same Property Rollforward:
Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	2017		2016
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	289	26,392	300	26,508
Acquired properties owned for entirety of comparable periods	1	180	6	443
Developments that reached completion by beginning of earliest comparable period presented	2	331	2	342
Disposed properties	(7)	(546)	(19)	(933)
Properties acquired through Equity One merger	110	14,181	—	—
SF adjustments (1)	—	63	—	32
Ending same property count	395	40,601	289	26,392

(1) SF adjustments arise from remeasurements or redevelopments.
NAREIT FFO and Core FFO:
Our reconciliation of net income attributable to common stock and unit holders to NAREIT FFO and Core FFO is as follows:

(in thousands, except share information)	2017	2016
Reconciliation of Net income to NAREIT FFO
Net income attributable to common stockholders	$159,949	143,860
Adjustments to reconcile to NAREIT FFO: (1)
Depreciation and amortization (excluding FF&E)	364,908	193,451
Provision for impairment to operating properties	—	3,159
Gain on sale of operating properties, net of tax	(30,402)	(63,426)
Exchangeable operating partnership units	388	257
NAREIT FFO attributable to common stock and unit holders	$494,843	277,301
Reconciliation of NAREIT FFO to Core FFO
NAREIT FFO attributable to common stock and unit holders	$494,843	277,301
Adjustments to reconcile to Core FFO: (1)
Development pursuit costs	1,569	1,503
Deferred income tax benefit	(9,737)	—
Acquisition pursuit and closing costs	138	2,007
Merger related costs	80,715	6,539
Gain on sale of land	(3,623)	(8,769)
Provision for impairment to land	—	580
(Gain) loss on derivative instruments and hedge ineffectiveness	(15)	40,589
Loss on early extinguishment of debt	12,449	14,207
Preferred redemption charge	12,227	—
Merger related debt offering interest	975	—
Hurricane losses	2,596	—
Core FFO attributable to common stockholders	$592,137	333,957

(1) Includes Regency's pro-rata share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interests.

Reconciliation of Same Property NOI to Nearest GAAP Measure:
Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows:

	2017			2016
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Net income attributable to common stockholders	$340,455	(180,506)	159,949	278,322	(134,462)	143,860
Less:
Management, transaction, and other fees	—	26,158	26,158	—	25,327	25,327
Gain on sale of real estate, net of tax	—	27,432	27,432	—	47,321	47,321
Other (2)	33,935	13,422	47,357	5,849	10,295	16,144
Plus:
Depreciation and amortization	308,311	25,890	334,201	146,708	15,619	162,327
General and administrative	—	67,624	67,624	—	65,327	65,327
Other operating expense, excluding provision for doubtful accounts	906	74,590	75,496	1,966	10,410	12,376
Other expense (income)	44,745	96,348	141,093	28,335	119,731	148,066
Equity in income (loss) of investments in real estate excluded from NOI (3)	51,069	2,221	53,290	31,050	2,902	33,952
Net income attributable to noncontrolling interests	—	2,903	2,903	—	2,070	2,070
Preferred stock dividends and issuance costs	—	16,128	16,128	—	21,062	21,062
Same Property NOI for non-ownership periods of Equity One (4)	42,245	—	42,245	248,036	—	248,036
Pro-rata NOI, as adjusted	$753,796	38,186	791,982	728,568	19,716	748,284

(1) Includes revenues and expenses attributable to non-same property, sold property, development properties, corporate activities, and noncontrolling interests.
(2) Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interest.
(3) Includes non-NOI expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.
(4) NOI from Equity One prior to the merger was derived from the accounting records of Equity One without adjustment. Equity One's financial information for the period ended February 28, 2017 and the period ended December 31, 2016 was subject to a limited internal review by Regency. The table below provides Same Property NOI detail for the non-ownership periods of Equity One.

(in thousands)	Two Months Ended February 2017	Twelve Months Ended December 2016
Base rent	$43,798	256,326
Percentage rent	1,143	5,143
Recovery revenue	13,889	79,651
Other income	611	3,647
Operating expenses	17,196	96,731
Pro-rata same property NOI, as adjusted	$42,245	248,036
Less: Termination fees	30	135
Pro-rata same property NOI, as adjusted, excluding termination fees	$42,215	247,901

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
Except for the $500 million of unsecured public and private placement debt assumed with the Equity One merger on March 1, 2017, our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. All remaining debt is held by our Operating Partnership or by our co-investment partnerships. The Operating Partnership is a co-issuer and a guarantor on the $500 million of outstanding debt of our Parent Company assumed in the Equity One merger. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. Based upon our available sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs.
In addition to its $45.4 million of cash, the Company has the following additional sources of capital available:

(in thousands)	December 31, 2017
ATM equity program (see note 10 to our Consolidated Financial Statements)
Original offering amount	$500,000
Available capacity	$500,000

Line of Credit (the "Line") (see note 7 to our Consolidated Financial STatements)
Total commitment amount	$1,000,000
Available capacity (1)	$930,600
Maturity (2)	May 13, 2019

(1) Net of letters of credit.
(2) The Company has the option to extend the maturity for two additional six-month periods.
We operate our business such that we expect net cash flow from operating activities will provide the necessary funds to pay our distributions to our common and preferred stock and unit holders, which were $328.3 million and $222.4 million for the years ended December 31, 2017 and 2016, respectively. We currently do not have any preferred shares issued and outstanding. Our dividend distribution policy is set by our Board of Directors, who monitors our financial position. Our Board of Directors recently declared a common stock dividend of $0.555 per share, payable on March 2, 2018, to shareholders of record as of February 20, 2018. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.
During the next twelve months, we estimate that we will require approximately $256.4 million of cash, including $238.0 million to complete in-process developments and redevelopments, $6.4 million to repay maturing debt, and $12.0 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of maturing debt. If we start new developments, redevelop additional shopping centers, commit to new acquisitions, prepay debt prior to maturity, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease. To meet our cash requirements, we will utilize cash generated from operations, proceeds from the sale of real estate, available borrowings from our Line, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new long-term debt. In addition, we are under contract to purchase, through November 2019, up to 100% ownership interest in an operating shopping center valued at $205.0 million. We are currently expecting to be able to purchase a 30% ownership interest in the property by November 2019.
We endeavor to maintain a high percentage of unencumbered assets. As of December 31, 2017, 85.7% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our annualized coverage ratio, including our pro-rata share of our partnerships, was 4.1 and 3.3 times for for the periods ended December 31, 2017 and 2016, respectively. We define our coverage ratio as earnings before interest, taxes, investment transaction profits net of deal costs, depreciation and amortization (“ EBITDA”) divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.
Our Line, Term Loans, and unsecured loans require that we remain in compliance with various covenants, which are described in note 7 to the Consolidated Financial Statements. We are in compliance with these covenants at December 31, 2017 and expect to remain in compliance.
Summary of Cash Flow Activity
The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

(in thousands)	2017	2016	Change
Net cash provided by operating activities	$471,146	297,360	173,786
Net cash used in investing activities	(1,007,980)	(409,671)	(598,309)
Net cash provided by financing activities	568,948	88,711	480,237
Net increase (decrease) in cash and cash equivalents	32,114	(23,600)	55,714
Total cash and cash equivalents	$45,370	13,256	32,114
Net cash provided by operating activities:
Net cash provided by operating activities increased by $173.8 million due to:

•	$201.3 million increase in cash from operating income;

•	$3.1 million increase in operating cash flow distributions from our unconsolidated real estate partnerships; and, decreased by,

•	$30.7 million net decrease in cash due to timing of cash receipts and payments related to operating activities.
Net cash used in investing activities:
Net cash used in investing activities increased by $598.3 million as follows:

(in thousands)	2017	2016	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(124,727)	(333,220)	208,493
Costs paid in advance of real estate acquisitions	(4,917)	(750)	(4,167)
Acquisition of Equity One, net of cash acquired of $72,534	(648,763)	—	(648,763)
Real estate development and capital improvements	(347,780)	(234,598)	(113,182)
Proceeds from sale of real estate investments	112,161	135,269	(23,108)
Issuance of notes receivable	(5,236)	—	(5,236)
Investments in real estate partnerships	(23,529)	(37,879)	14,350
Distributions received from investments in real estate partnerships	36,603	58,810	(22,207)
Dividends on investment securities	365	330	35
Acquisition of securities	(23,535)	(55,223)	31,688
Proceeds from sale of securities	21,378	57,590	(36,212)
Net cash used in investing activities	$(1,007,980)	(409,671)	(598,309)
Significant investing and divesting activities included:

•
Other than those included with the merger, we invested $124.7 million in 2017 to acquire two operating properties and two real estate parcels at existing operating properties, compared to three operating properties for $333.2 million during 2016.

•
We issued 65.5 million shares of common stock to the shareholders of Equity One valued at $4.5 billion in a stock for stock exchange and merged Equity One into the Company on March 1, 2017. As part of the merger, we paid $648.8 million, net of cash acquired, which was used by Equity One to repay its credit facilities not assumed by the Company with the merger.

•	We invested $113.2 million more in 2017 than 2016 on real estate development and capital improvements, as further detailed in a table below.

•	We received proceeds of $112.2 million from the sale of six shopping centers and nine land parcels in 2017, compared to $135.3 million for 11 shopping centers and 16 land parcels in 2016.

•
We invested $23.5 million in our real estate partnerships during 2017 to fund our share of maturing mortgage debt and development and redevelopment activities, compared to $37.9 million during the same period in 2016, which included contributions to fund the acquisition of an operating property.

•
Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $36.6 million received in 2017 is driven by the sale of three operating properties and one land parcel plus our share of proceeds from refinancing certain operating properties within the partnerships. During the same period in 2016, we received $58.8 million from the sale of ten shopping centers within the partnerships.

•	Acquisition of securities and proceeds from sale of securities pertain to investments held in our captive insurance company and our deferred compensation plan.
We plan to continue developing and redeveloping shopping centers for long-term investment purposes. We deployed capital of $347.8 million for the development, redevelopment, and improvement of our real estate properties as comprised of the following:

(in thousands)	2017	2016	Change
Capital expenditures:
Land acquisitions for development / redevelopment	$26,688	26,938	(250)
Building and tenant improvements	54,200	32,941	21,259
Redevelopment costs	133,597	51,226	82,371
Development costs	108,611	107,300	1,311
Capitalized interest	7,946	3,482	4,464
Capitalized direct compensation	16,738	12,711	4,027
Real estate development and capital improvements	$347,780	234,598	113,182

•	During both 2017 and 2016 we acquired four land parcels for new development projects.

•
Building and tenant improvements increased $21.3 million during the year ended December 31, 2017 primarily related to the overall increase in the size of our portfolio from the merger with Equity One in March 2017.

•
Redevelopment expenditures were higher during 2017 due to the timing, magnitude, and number of projects currently in process, including projects acquired from Equity One. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovations, new out-parcel building construction, and tenant improvement costs. The size and scope of each redevelopment project varies with each redevelopment plan.

•
Development expenditures were higher in 2017 due to the progress towards completion of our development projects currently in process. At December 31, 2017 and 2016, we had nine and six development projects, respectively, that were either under construction or in lease up. See the tables below for more details about our development projects.

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

•
We have a staff of employees who directly support our development and redevelopment programs. Internal compensation costs directly attributable to these activities are capitalized as part of each project. Changes in the level of future development and redevelopment activity could adversely impact results of operations by reducing the amount of internal costs for development and redevelopment projects that may be capitalized. A 10% reduction in development and redevelopment activity without a corresponding reduction in development related compensation costs could result in an additional charge to net income of $1.8 million per year.

The following table summarizes our consolidated development projects:

December 31, 2017
(in thousands, except cost PSF)
Property Name	Market	Start Date	Estimated/Actual Anchor Opens	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF GLA (1)
Northgate Marketplace Ph II	Medford, OR	Q4-15	Oct-16	$40,791	98%	177	230
The Market at Springwoods Village (2)	Houston , TX	Q1-16	May-17	27,492	82%	89	309
Chimney Rock Crossing	New York, NY	Q4-16	April-18	71,005	79%	218	326
The Village at Riverstone	Houston, TX	Q4-16	Oct-18	30,658	50%	165	186
The Field at Commonwealth	Metro DC	Q1-17	Aug-18	45,033	64%	187	241
Pinecrest Place (3)	Miami, FL	Q1-17	Jan-18	16,427	21%	70	235
Mellody Farm	Chicago, IL	Q2-17	Oct-18	97,399	39%	252	387
Indigo Square	Charleston, SC	Q4-17	Feb-19	16,574	31%	51	325
Total				$345,379	58%	1,209	$286
(1) Includes leasing costs, and is net of tenant reimbursements.
(2) Estimated Net Development Costs are reported at full project cost. Our ownership interest in this consolidated property is 53%.
(3) Estimated Net Development Costs for Pinecrest Place excludes the cost of land, which the Company has leased long term.
The following table summarizes our pro-rata share of unconsolidated development projects. There were no unconsolidated development projects at December 31, 2016.

December 31, 2017
(in thousands, except cost PSF)
Property Name	Market	Start Date	Estimated/Actual Anchor Opens	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF GLA (1)
Midtown East	Raleigh, NC	Q4-17	July-19	$22,015	35%	87	$253
(1) Includes leasing costs, and is net of tenant reimbursements.
The following table summarizes our completed consolidated development projects:

December 31, 2017
(in thousands, except cost PSF)
Property Name	Market	Completion Date	Net Development Costs (1)	GLA	Cost PSF GLA (1)
Willow Oaks Crossing	Charlotte, NC	Q1-17	$13,991	69	$203
The Village at Tustin Legacy	Los Angeles, CA	Q4-17	37,122	112	331
			$51,113	181	$282

(1) Includes leasing costs and is net of tenant reimbursements.

Net cash provided by financing activities:
Net cash flows generated from financing activities increased by $480.2 million during 2017, as follows:

(in thousands)	2017	2016	Change
Cash flows from financing activities:
Equity issuances	$88,458	548,920	(460,462)
Repurchase of common shares in conjunction with tax withholdings on equity award plans	(18,649)	(7,984)	(10,665)
Preferred stock redemption	(325,000)	—	(325,000)
Distributions to limited partners in consolidated partnerships, net	(8,139)	(4,213)	(3,926)
Dividend payments and operating partnership distributions	(328,314)	(222,398)	(105,916)
Borrowings on unsecured credit facilities, net	345,000	115,000	230,000
Proceeds from debt issuance	1,084,184	53,446	1,030,738
Debt repayments	(255,421)	(392,755)	137,334
Payment of loan costs	(13,271)	(2,233)	(11,038)
Proceeds from sale of treasury stock, net	100	928	(828)
Net cash provided by financing activities	$568,948	88,711	480,237
Significant financing activities during the years ended December 31, 2017 and 2016 include the following:

•	We raised $88.5 million during December 2017 upon settling the remaining 1,250,000 shares under the forward equity offering. We raised $548.9 million during 2016 by:

◦	issuing 182,787 shares of common stock through our ATM program at an average price of $68.85 per share resulting in net proceeds of $12.3 million,

◦	issuing 1,850,000 shares under our forward equity offering at an average price of $74.32 per share resulting in proceeds of $137.5 million, and

◦	issuing 5,000,000 shares of common stock at $79.78 per share resulting in net proceeds of $400.1 million.

•
We repurchased for cash a portion of the common stock related to stock based compensation to satisfy employee federal and state tax withholding requirements. The repurchases increased $10.7 million in 2017 primarily due to the vesting of Equity One's stock based compensation program as a result of the merger.

•
We redeemed all of the issued and outstanding shares of our 6.625% Series 6 and 6.000% Series 7 cumulative redeemable preferred stock on February 16, 2017 and August 23, 2017, respectively, for $325.0 million.

•	Net distributions to consolidated partnerships increased $3.9 million primarily due to excess proceeds from property refinancings during 2017.

•
As a result of the shares of common stock issued during 2016 and common shares issued as merger consideration during 2017, combined with an increase in our quarterly dividend rate, our annual dividend payments increased $105.9 million.

•
During 2017 and 2016, we received proceeds of $300.0 million upon closing a new term loan and $100.0 million of proceeds upon expanding an existing term loan, respectively. The proceeds from the new term loan were used to repay a $300.0 million Equity One term loan that was not assumed in the merger and proceeds from the term loan expansion were used to fund acquisition activities. During 2017, we borrowed $45.0 million on our Line, net of repayments, compared to $15.0 million net borrowings in 2016.

•	We issued $1.1 billion of debt in 2017 related to the following activity:

◦
In January and June, we issued $650.0 million and $300.0 million of senior unsecured public notes, respectively. The notes were issued in two tranches of which $425.0 million is due in 2047 and $525.0 million is due in 2027. The January proceeds of $648.0 million were used to redeem all of our $250.0 million Series 6 preferred stock and to fund consideration paid to Equity One to repay its credit facilities not assumed by the Company in the merger.

◦
A portion of the $300 million June bond offering proceeds were used to retire approximately $112.0 million of loans secured by mortgages with interest rates ranging from 7.0% to 7.8% on various properties and to reduce the outstanding balance on the Line. We used the remainder of the proceeds to redeem all of our $75.0 million Series 7 preferred stock in August and for general corporate purposes.

◦
Additionally, during 2017 we received proceeds of $122.5 million from mortgage loans and $8.6 million from development construction draws, all within consolidated real estate partnerships. During 2016, we received $53.4 million in mortgage proceeds upon encumbering two properties.

•	We paid $255.4 million to repay or refinance mortgage loans and to pay scheduled principal payments as compared to $392.8 million in 2016.

Contractual Obligations
We have debt obligations related to our mortgage loans, unsecured notes, unsecured credit facilities and interest rate swap obligations as described further below and in note 7 and note 15 to the Consolidated Financial Statements. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. We also have non-cancelable operating leases pertaining to office space from which we conduct our business. In addition, at December 31, 2017 we have a commitment to purchase up to 100% ownership interest in an operating property valued at $205.0 million by November 2019. Our current expectation is to acquire a 30% interest by that date, and is reflected accordingly in the following table.
The following table of Contractual Obligations summarizes our debt maturities, including our pro-rata share of obligations within co-investment partnerships as of December 31, 2017, and excludes the following:

•	Recorded debt premiums or discounts and issuance costs that are not obligations;

•	Obligations related to construction or development contracts, since payments are only due upon satisfactory performance under the contracts;

•
Letters of credit of $9.4 million issued to cover our captive insurance program and performance obligations on certain development projects, which the latter will be satisfied upon completion of the development projects; and

•
Obligations for retirement savings plans due to uncertainty around timing of participant withdrawals, which are solely within the control of the participant, and are further discussed in note 12 to the Consolidated Financial Statements.

	Payments Due by Period
(in thousands)	2018	2019	2020	2021	2022	Beyond 5 Years	Total
Notes payable:
Regency (1)	$257,062	223,934	659,897	429,423	667,130	2,586,335	$4,823,781
Regency's share of joint ventures (1) (2)	43,501	46,768	110,326	114,224	84,095	237,847	636,761

Operating leases:
Regency - office leases	4,744	4,860	4,573	3,684	2,798	8,155	28,814

Subleases:
Regency - office leases	(216)	(221)	(227)	(115)	—	—	(779)

Ground leases:
Regency	9,738	10,690	10,432	10,338	10,251	473,817	525,266
Regency's share of joint ventures	385	391	392	392	392	18,321	20,273

Purchase commitment	—	60,000	—	—	—	—	60,000

Total	$315,214	346,422	785,393	557,946	764,666	3,324,475	$6,094,116

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
Real Estate Investments
Acquisition of Real Estate Investments
Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases and in-place leases), assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the estimated fair value to the applicable assets and liabilities. Any excess consideration above the fair value allocated to the applicable assets and liabilities results in goodwill. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company expenses transaction costs associated with business combinations in the period incurred and capitalizes costs associated with asset acquisitions.
We strategically co-invest with partners to own, manage, acquire, develop and redevelop operating properties. We analyze our investments in real estate partnerships in order to determine whether the entity should be consolidated. If it is determined that these investments do not require consolidation because the entities are not variable interest entities (“VIEs”), we are not considered the primary beneficiary of the entities determined to be VIEs, we do not have voting control, and/or the limited partners (or non-managing members) have substantive kick-out or participation rights, then the selection of the accounting method used to account for our investments in real estate partnerships is generally determined by our voting interests and the degree of influence we have over the entity. Management uses its judgment when making these determinations. We use the equity method of accounting for investments in real estate partnerships when we have significant influence but do not have a controlling financial interest. Under the equity method, we record our investments in and advances to these entities as investments in real estate partnerships in our consolidated balance sheets, and our proportionate share of earnings or losses earned by the joint venture is recognized in equity in income (loss) of investments in real estate partnerships in our consolidated statements of operations.
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

•
Interest costs are capitalized to each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after the anchor opens for business. During the years ended December 31, 2017, 2016, and 2015, we capitalized interest of $7.9 million, $3.5 million, and $6.7 million, respectively, on our development projects.

•	Real estate taxes are capitalized to each development project over the same period as we capitalize interest.

•
We have a staff of employees who directly support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. The capitalization of costs is directly related to the actual level of development activity occurring. During the years ended December 31, 2017, 2016, and 2015, we capitalized $17.6 million, $13.0 million, and $13.8 million, respectively, of direct internal costs incurred to support our development program.

Valuation of Real Estate Investments
In accordance with GAAP, we evaluate our real estate for impairment whenever there are indicators, including property operating performance and general market conditions, that the carrying value of our real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. If such indicators occur, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated hold period, comparable sales information, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and the resulting impairment, if any, could differ from the actual gain or loss recognized upon ultimate sale in an arm's length transaction. If the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information.
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

Derivative Instruments
The Company utilizes financial derivative instruments to manage risks associated with changing interest rates. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or future payment of known and uncertain cash amounts, the amount of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash payments principally related to the Company's borrowings. For additional information on the Company’s use and accounting for derivatives, see Notes 1 and 8 to the Consolidated Financial Statements.
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
The fair value of the Company's interest rate derivatives is determined using widely accepted valuation techniques including expected discounted cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.

Recent Accounting Pronouncements
See Note 1 to Consolidated Financial Statements.

Environmental Matters
We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining primarily to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to more environmentally friendly systems. Where available, we have applied and been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy for third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so.
As of December 31, 2017 we and our Investments in real estate partnerships had accrued liabilities of $9.9 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Inflation/Deflation
Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may become a greater concern in the near future. Most all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, which require tenants to pay their pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, during deflationary periods or periods of economic weakness, minimum rents and percentage rents will decline as the supply of available retail space exceeds demand and consumer spending declines. Occupancy declines will result in lower recovery rates of our operating expenses.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to two significant components of interest rate risk:

•
We have a Line commitment, as further described in Note 7 to the Consolidated Financial Statements, which has a variable interest rate that is based upon an annual rate of LIBOR plus 0.925%. LIBOR rates charged on our Line change monthly. The spread on the Line is dependent upon maintaining specific credit ratings. If our credit ratings are downgraded, the spread on the Line would increase, resulting in higher interest costs. The interest rate spread based on our credit rating ranges from LIBOR plus 0.875% to LIBOR plus 1.550%.

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
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of December 31, 2017 (dollars in thousands). The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of December 31, 2017 and are subject to change on a monthly basis. In addition, the Company continually assesses the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $1.0 million per year based on $36.3 million of floating rate mortgage debt and $60.0 million of floating rate line of credit debt outstanding at December 31, 2017. If the Company increases its line of credit balance in the future, additional decreases to future earnings and cash flows would occur.
Further, the table below incorporates only those exposures that exist as of December 31, 2017 and does not consider exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed rate debt	$122,867	22,578	539,702	300,427	582,466	1,947,384	3,515,424	3,586,673
Average interest rate for all fixed rate debt (1)	3.89%	3.88%	3.83%	3.70%	3.89%	3.91%
Variable rate LIBOR debt	$—	68,569	—	27,750	—	—	96,319	96,371
Average interest rate for all variable rate debt (1)	—%	2.16%	—%	2.39%	—%	—%	—

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Regency Centers Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and the financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company's auditor since 1993.
Jacksonville, Florida
February 27, 2018
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Regency Centers Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Regency Centers Corporation and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the “consolidated financial statements”), and our report dated February 27, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Jacksonville, Florida
February 27, 2018
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Partners
Regency Centers, L.P.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and the financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018, expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Partnership's auditor since 1998.
Jacksonville, Florida
February 27, 2018
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The the Partners
Regency Centers, L.P.:
Opinion on Internal Control Over Financial Reporting
We have audited Regency Centers, L.P. and subsidiaries' (the “Partnership“) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Partnership as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the “consolidated financial statements”), and our report dated February 27, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Jacksonville, Florida
February 27, 2018
Certified Public Accountants

REGENCY CENTERS CORPORATION Consolidated Balance Sheets
December 31, 2017 and 2016
(in thousands, except share data)
	2017	2016
Assets
Real estate investments at cost (notes 1, 2 and 3):
Land	$4,667,744	1,660,424
Buildings and improvements	5,910,686	3,092,197
Properties in development	314,391	180,878
	10,892,821	4,933,499
Less: accumulated depreciation	1,339,771	1,124,391
	9,553,050	3,809,108
Investments in real estate partnerships (note 4)	386,304	296,699
Net real estate investments	9,939,354	4,105,807
Cash and cash equivalents	45,370	13,256
Restricted cash	4,011	4,623
Tenant and other receivables, net (note 1)	170,985	111,722
Deferred leasing costs, less accumulated amortization of $93,291 and $83,529 at December 31, 2017 and 2016, respectively	80,044	69,000
Acquired lease intangible assets, less accumulated amortization of $148,280 and $56,695 at December 31, 2017 and 2016, respectively (note 5)	478,826	118,831
Other assets (note 1)	427,127	65,667
Total assets	$11,145,717	4,488,906
Liabilities and Equity
Liabilities:
Notes payable (note 7)	$2,971,715	1,363,925
Unsecured credit facilities (note 7)	623,262	278,495
Accounts payable and other liabilities	234,272	138,936
Acquired lease intangible liabilities, less accumulated amortization of $56,550 and $23,538 at December 31, 2017 and 2016, respectively (note 5)	537,401	54,180
Tenants’ security and escrow deposits and prepaid rent	46,013	28,868
Total liabilities	4,412,663	1,864,404
Commitments and contingencies (notes 14 and 15)	—	—
Equity:
Stockholders’ equity (note 10):
Preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 13,000,000 Series 6 and 7 shares issued and outstanding at December 31, 2016, with liquidation preferences of $25 per share	—	325,000
Common stock $0.01 par value per share, 220,000,000 and 150,000,000 shares authorized; 171,364,908 and 104,497,286 shares issued at December 31, 2017 and 2016, respectively	1,714	1,045
Treasury stock at cost, 366,628 and 347,903 shares held at December 31, 2017 and 2016, respectively	(18,307)	(17,062)
Additional paid-in capital	7,873,104	3,294,923
Accumulated other comprehensive loss	(6,289)	(18,346)
Distributions in excess of net income	(1,158,170)	(994,259)
Total stockholders’ equity	6,692,052	2,591,301
Noncontrolling interests (note 10):
Exchangeable operating partnership units, aggregate redemption value of $24,206 and $10,630 at December 31, 2017 and 2016, respectively	10,907	(1,967)
Limited partners’ interests in consolidated partnerships	30,095	35,168
Total noncontrolling interests	41,002	33,201
Total equity	6,733,054	2,624,502
Total liabilities and equity	$11,145,717	4,488,906

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Operations
For the years ended December 31, 2017, 2016, and 2015
(in thousands, except per share data)
	2017	2016	2015
Revenues:
Minimum rent	$728,078	444,305	415,155
Percentage rent	6,635	4,128	3,750
Recoveries from tenants and other income	223,455	140,611	125,295
Management, transaction, and other fees	26,158	25,327	25,563
Total revenues	984,326	614,371	569,763
Operating expenses:
Depreciation and amortization	334,201	162,327	146,829
Operating and maintenance	143,990	95,022	82,978
General and administrative	67,624	65,327	65,600
Real estate taxes	109,723	66,395	61,855
Other operating expenses	89,225	14,081	7,836
Total operating expenses	744,763	403,152	365,098
Other expense (income):
Interest expense, net of interest income of $1,811, $1,180, and $1,590 in 2017, 2016, and 2015, respectively	132,629	90,712	102,622
Provision for impairment	—	4,200	—
Early extinguishment of debt	12,449	14,240	8,239
Net investment income, including unrealized (gains) losses of ($1,136), ($773), and $1,734 in 2017, 2016, and 2015, respectively (note 12)	(3,985)	(1,672)	(625)
Loss on derivative instruments	—	40,586	—
Total other expense (income)	141,093	148,066	110,236
Income from operations before equity in income of investments in real estate partnerships and income taxes	98,470	63,153	94,429
Equity in income of investments in real estate partnerships (note 4)	43,341	56,518	22,508
Deferred income tax (benefit) of taxable REIT subsidiary	(9,737)	—	—
Income from operations	151,548	119,671	116,937
Gain on sale of real estate, net of tax	27,432	47,321	35,606
Net income	178,980	166,992	152,543
Noncontrolling interests:
Exchangeable operating partnership units	(388)	(257)	(240)
Limited partners’ interests in consolidated partnerships	(2,515)	(1,813)	(2,247)
Income attributable to noncontrolling interests	(2,903)	(2,070)	(2,487)
Net income attributable to the Company	176,077	164,922	150,056
Preferred stock dividends and issuance costs	(16,128)	(21,062)	(21,062)
Net income attributable to common stockholders	$159,949	143,860	128,994

Income per common share - basic (note 13)	$1.00	1.43	1.37
Income per common share - diluted (note 13)	$1.00	1.42	1.36

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Comprehensive Income
For the years ended December 31, 2017, 2016, and 2015
(in thousands)
	2017	2016	2015
Net income	$178,980	166,992	152,543
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	1,151	(10,332)	(10,089)
Reclassification adjustment of derivative instruments included in net income	11,103	51,139	9,152
Available for sale securities
Unrealized (loss) gain on available-for-sale securities	(8)	24	(43)
Other comprehensive income (loss)	12,246	40,831	(980)
Comprehensive income	191,226	207,823	151,563
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	2,903	2,070	2,487
Other comprehensive income (loss) attributable to noncontrolling interests	189	484	(35)
Comprehensive income attributable to noncontrolling interests	3,092	2,554	2,452
Comprehensive income attributable to the Company	$188,134	205,269	149,111

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity
For the years ended December 31, 2017, 2016, and 2015
(in thousands, except per share data)
								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$325,000	941	(19,382)	2,540,153	(57,748)	(882,372)	1,906,592	(1,914)	31,804	29,890	1,936,482
Net income	—	—	—	—	—	150,056	150,056	240	2,247	2,487	152,543
Other comprehensive income (loss)	—	—	—	—	(945)	—	(945)	(2)	(33)	(35)	(980)
Deferred compensation plan, net	—	—	(276)	276	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	—	13,869	—	—	13,869	—	—	—	13,869
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(9,706)	—	—	(9,706)	—	—	—	(9,706)
Common stock issued for dividend reinvestment plan	—	—	—	1,250	—	—	1,250	—	—	—	1,250
Common stock issued for stock offerings, net of issuance costs	—	31	—	198,463	—	—	198,494	—	—	—	198,494
Contributions from partners	—	—	—	—	—	—	—	—	717	717	717
Distributions to partners	—	—	—	(1,797)	—	—	(1,797)	—	(4,249)	(4,249)	(6,046)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(21,062)	(21,062)	—	—	—	(21,062)
Common stock/unit ($1.94 per share)	—	—	—	—	—	(182,642)	(182,642)	(299)	—	(299)	(182,941)
Balance at December 31, 2015	$325,000	972	(19,658)	2,742,508	(58,693)	(936,020)	2,054,109	(1,975)	30,486	28,511	2,082,620
Net income	—	—	—	—	—	164,922	164,922	257	1,813	2,070	166,992
Other comprehensive income (loss)	—	—	—	—	40,347	—	40,347	58	426	484	40,831
Deferred compensation plan, net	—	—	2,596	(2,596)	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	13,419	—	—	13,421	—	—	—	13,421
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(7,789)	—	—	(7,789)	—	—	—	(7,789)
Common stock issued for dividend reinvestment plan	—	—	—	1,070	—	—	1,070	—	—	—	1,070
Common stock issued for stock offerings, net of issuance costs	—	71	—	548,849	—	—	548,920	—	—	—	548,920
Reallocation of limited partners' interest	—	—	—	(538)	—	—	(538)	—	538	538	—
Contributions from partners	—	—	—	—	—	—	—	—	8,760	8,760	8,760
Distributions to partners	—	—	—	—	—	—	—	—	(6,855)	(6,855)	(6,855)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(21,062)	(21,062)	—	—	—	(21,062)
Common stock/unit ($2.00 per share)	—	—	—	—	—	(202,099)	(202,099)	(307)	—	(307)	(202,406)
Balance at December 31, 2016	$325,000	1,045	(17,062)	3,294,923	(18,346)	(994,259)	2,591,301	(1,967)	35,168	33,201	2,624,502
Net income	—	—	—	—	—	176,077	176,077	388	2,515	2,903	178,980
Other comprehensive income (loss)	—	—	—	—	12,057	—	12,057	21	168	189	12,246

REGENCY CENTERS CORPORATION Consolidated Statements of Equity
For the years ended December 31, 2017, 2016, and 2015
(in thousands, except per share data)
								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Deferred compensation plan, net	—	—	(1,245)	1,236	—	—	(9)	—	—	—	(9)
Restricted stock issued, net of amortization	—	2	—	15,293	—	—	15,295	—	—	—	15,295
Common stock redeemed for taxes withheld for stock based compensation, net	—	(1)	—	(18,345)	—	—	(18,346)	—	—	—	(18,346)
Common stock issued for dividend reinvestment plan	—	—	—	1,210	—	—	1,210	—	—	—	1,210
Common stock issued for stock offerings, net of issuance costs	—	667	—	4,559,810	—	—	4,560,477	—	—	—	4,560,477
Restricted stock issued upon Equity One merger	—	1	—	7,950	—	—	7,951	—	—	—	7,951
Redemption of preferred stock	(325,000)	—	—	11,099	—	(11,099)	(325,000)	—	—	—	(325,000)
Reallocation of limited partners' interest	—	—	—	(72)	—	—	(72)	—	72	72	—
Contributions from partners	—	—	—	—	—	—	—	13,100	378	13,478	13,478
Distributions to partners	—	—	—	—	—	—	—	—	(8,206)	(8,206)	(8,206)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(5,029)	(5,029)	—	—	—	(5,029)
Common stock/unit ($2.10 per share)	—	—	—	—	—	(323,860)	(323,860)	(635)	—	(635)	(324,495)
Balance at December 31, 2017	$—	1,714	(18,307)	7,873,104	(6,289)	(1,158,170)	6,692,052	10,907	30,095	41,002	6,733,054

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Cash Flows
For the years ended December 31, 2017, 2016, and 2015
(in thousands)
	2017	2016	2015
Cash flows from operating activities:
Net income	$178,980	166,992	152,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334,201	162,327	146,829
Amortization of deferred loan cost and debt premium	9,509	9,762	9,677
Net accretion of above and below market lease intangibles, net	(23,144)	(3,879)	(1,598)
Stock-based compensation, net of capitalization	20,549	10,652	11,081
Equity in income of investments in real estate partnerships	(43,341)	(56,518)	(22,508)
Gain on sale of real estate, net of tax	(27,432)	(47,321)	(35,606)
Provision for impairment	—	4,200	—
Early extinguishment of debt	12,449	14,240	8,239
Deferred income tax benefit of taxable REIT subsidiary	(9,737)	—	—
Distribution of earnings from operations of investments in real estate partnerships	53,502	50,361	46,646
Settlement of derivative instruments	—	—	(7,267)
Gain on derivative instruments	76	—	—
Deferred compensation expense	3,844	1,655	207
Realized and unrealized gain on investments (note 12)	(3,837)	(1,673)	(626)
Changes in assets and liabilities:
Restricted cash	1,362	59	1,926
Accounts receivable, net	(7,077)	(1,581)	(2,059)
Straight-line rent receivable, net	(19,004)	(7,219)	(8,231)
Deferred leasing costs	(14,448)	(10,349)	(12,949)
Other assets (note 1)	9,536	673	(496)
Accounts payable and other liabilities	(2,114)	5,543	(3,810)
Tenants’ security and escrow deposits and prepaid rent	(2,728)	(564)	3,545
Net cash provided by operating activities	471,146	297,360	285,543
Cash flows from investing activities:
Acquisition of operating real estate	(124,727)	(333,220)	(42,983)
Costs paid in advance of real estate acquisitions	(4,917)	(750)	(2,250)
Acquisition of Equity One, net of cash acquired of $72,534	(648,763)	—	—
Real estate development and capital improvements	(347,780)	(234,598)	(205,103)
Proceeds from sale of real estate investments	112,161	135,269	108,822
(Issuance) / Collection of notes receivable	(5,236)	—	1,719
Investments in real estate partnerships	(23,529)	(37,879)	(20,054)
Distributions received from investments in real estate partnerships	36,603	58,810	23,801
Dividends on investment securities	365	330	243
Acquisition of securities	(23,535)	(55,223)	(31,941)
Proceeds from sale of securities	21,378	57,590	28,400
Net cash used in investing activities	(1,007,980)	(409,671)	(139,346)

REGENCY CENTERS CORPORATION Consolidated Statements of Cash Flows
For the years ended December 31, 2017, 2016, and 2015
(in thousands)
	2017	2016	2015
Cash flows from financing activities:
Net proceeds from common stock issuance	88,458	548,920	198,494
Repurchase of common shares in conjunction with tax withholdings on equity award plans	(18,649)	(7,984)	(9,906)
Proceeds from sale of treasury stock	100	957	—
Acquisition of treasury stock	—	(29)	—
Redemption of preferred stock and partnership units	(325,000)	—	—
Distributions to limited partners in consolidated partnerships, net	(8,139)	(4,213)	(5,341)
Distributions to exchangeable operating partnership unit holders	(635)	(307)	(299)
Dividends paid to common stockholders	(322,650)	(201,029)	(181,392)
Dividends paid to preferred stockholders	(5,029)	(21,062)	(21,062)
Repayment of fixed rate unsecured notes	—	(300,000)	(450,000)
Proceeds from issuance of fixed rate unsecured notes, net	953,115	—	248,160
Proceeds from unsecured credit facilities	1,100,000	460,000	445,000
Repayment of unsecured credit facilities	(755,000)	(345,000)	(355,000)
Proceeds from notes payable	131,069	53,446	4,316
Repayment of notes payable	(232,839)	(72,803)	(76,168)
Scheduled principal payments	(10,162)	(5,860)	(5,878)
Payment of loan costs	(13,271)	(2,233)	(5,998)
Early redemption costs	(12,420)	(14,092)	(8,043)
Net cash provided by (used in) financing activities	568,948	88,711	(223,117)
Net increase (decrease) in cash and cash equivalents	32,114	(23,600)	(76,920)
Cash and cash equivalents at beginning of the year	13,256	36,856	113,776
Cash and cash equivalents at end of the year	$45,370	13,256	36,856
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $7,946, $3,482, and $6,740 in 2017, 2016, and 2015, respectively)	$109,956	82,950	101,527
Cash (received) paid for income taxes	$(269)	—	1,015
Supplemental disclosure of non-cash transactions:
Exchangeable operating partnership units issued for acquisition of real estate	$13,100	—	—
Mortgage loans assumed for the acquisition of operating real estate	$27,000	—	42,799
Change in fair value of securities available-for-sale	$(8)	24	(43)
Common stock issued for dividend reinvestment plan	$1,210	1,070	1,250
Stock-based compensation capitalized	$3,210	2,963	2,988
Contributions from limited partners in consolidated partnerships, net	$186	8,755	13
Common stock issued for dividend reinvestment in trust	$557	728	833
Contribution of stock awards into trust	$1,372	1,538	1,651
Distribution of stock held in trust	$677	4,114	1,898
Equity One Merger:
Notes payable assumed in Equity One merger, at fair value	$757,399	—	—
Common stock exchanged for Equity One shares	$4,471,808	—	—
Deconsolidation of previously consolidated partnership:
Real estate, net	$—	14,144	—
Investments in real estate partnerships	$—	(3,355)	—
Notes payable	$—	(9,415)	—
Other assets and liabilities	$—	571	—
Limited partners' interest in consolidated partnerships	$—	(2,099)	—

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Balance Sheets
December 31, 2017 and 2016
(in thousands, except unit data)
	2017	2016
Assets
Real estate investments at cost (notes 1, 2 and 3):
Land	$4,667,744	1,660,424
Buildings and improvements	5,910,686	3,092,197
Properties in development	314,391	180,878
	10,892,821	4,933,499
Less: accumulated depreciation	1,339,771	1,124,391
	9,553,050	3,809,108
Investments in real estate partnerships (note 4)	386,304	296,699
Net real estate investments	9,939,354	4,105,807
Cash and cash equivalents	45,370	13,256
Restricted cash	4,011	4,623
Tenant and other receivables, net (note 1)	170,985	111,722
Deferred leasing costs, less accumulated amortization of $93,291 and $83,529 at December 31, 2017 and 2016, respectively	80,044	69,000
Acquired lease intangible assets, less accumulated amortization of $148,280 and $56,695 at December 31, 2017 and 2016, respectively (note 5)	478,826	118,831
Other assets (note 1)	427,127	65,667
Total assets	$11,145,717	4,488,906
Liabilities and Capital
Liabilities:
Notes payable (note 7)	$2,971,715	1,363,925
Unsecured credit facilities (note 7)	623,262	278,495
Accounts payable and other liabilities	234,272	138,936
Acquired lease intangible liabilities, less accumulated amortization of $56,550 and $23,538 at December 31, 2017 and 2016, respectively (note 5)	537,401	54,180
Tenants’ security and escrow deposits and prepaid rent	46,013	28,868
Total liabilities	4,412,663	1,864,404
Commitments and contingencies (notes 14 and 15)	—	—
Capital:
Partners’ capital (note 10):
Preferred units of general partner, $0.01 par value per unit, 13,000,000 units issued and outstanding at December 31, 2016, liquidation preference of $25 per unit	—	325,000
General partner; 171,364,908 and 104,497,286 units outstanding at December 31, 2017 and 2016, respectively	6,698,341	2,284,647
Limited partners; 349,902 and 154,170 units outstanding at December 31, 2017 and 2016	10,907	(1,967)
Accumulated other comprehensive loss	(6,289)	(18,346)
Total partners’ capital	6,702,959	2,589,334
Noncontrolling interests (note 10):
Limited partners’ interests in consolidated partnerships	30,095	35,168
Total noncontrolling interests	30,095	35,168
Total capital	6,733,054	2,624,502
Total liabilities and capital	$11,145,717	4,488,906

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Operations
For the years ended December 31, 2017, 2016, and 2015
(in thousands, except per unit data)
	2017	2016	2015
Revenues:
Minimum rent	$728,078	444,305	415,155
Percentage rent	6,635	4,128	3,750
Recoveries from tenants and other income	223,455	140,611	125,295
Management, transaction, and other fees	26,158	25,327	25,563
Total revenues	984,326	614,371	569,763
Operating expenses:
Depreciation and amortization	334,201	162,327	146,829
Operating and maintenance	143,990	95,022	82,978
General and administrative	67,624	65,327	65,600
Real estate taxes	109,723	66,395	61,855
Other operating expenses	89,225	14,081	7,836
Total operating expenses	744,763	403,152	365,098
Other expense (income):
Interest expense, net of interest income of $1,811, $1,180, and $1,590 in 2017, 2016, and 2015, respectively	132,629	90,712	102,622
Provision for impairment	—	4,200	—
Early extinguishment of debt	12,449	14,240	8,239
Net investment income, including unrealized (gains) losses of ($1,136), ($773), and $1,734 in 2017, 2016, and 2015, respectively (note 12)	(3,985)	(1,672)	(625)
Loss on derivative instruments	—	40,586	—
Total other expense (income)	141,093	148,066	110,236
Income from operations before equity in income of investments in real estate partnerships and income taxes	98,470	63,153	94,429
Equity in income of investments in real estate partnerships (note 4)	43,341	56,518	22,508
Deferred income tax (benefit) of taxable REIT subsidiary	(9,737)	—	—
Income from operations	151,548	119,671	116,937
Gain on sale of real estate, net of tax	27,432	47,321	35,606
Net income	178,980	166,992	152,543
Limited partners’ interests in consolidated partnerships	(2,515)	(1,813)	(2,247)
Net income attributable to the Partnership	176,465	165,179	150,296
Preferred unit distributions and issuance costs	(16,128)	(21,062)	(21,062)
Net income attributable to common unit holders	$160,337	144,117	129,234

Income per common unit - basic (note 13):	$1.00	1.43	1.37
Income per common unit - diluted (note 13):	$1.00	1.42	1.36

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Comprehensive Income
For the years ended December 31, 2017, 2016, and 2015
(in thousands)
	2017	2016	2015
Net income	$178,980	166,992	152,543
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	1,151	(10,332)	(10,089)
Reclassification adjustment of derivative instruments included in net income	11,103	51,139	9,152
Available for sale securities
Unrealized (loss) gain on available-for-sale securities	(8)	24	(43)
Other comprehensive income (loss)	12,246	40,831	(980)
Comprehensive income	191,226	207,823	151,563
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	2,515	1,813	2,247
Other comprehensive income (loss) attributable to noncontrolling interests	168	426	(33)
Comprehensive income attributable to noncontrolling interests	2,683	2,239	2,214
Comprehensive income attributable to the Partnership	$188,543	205,584	149,349

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital
For the years ended December 31, 2017, 2016, and 2015
(in thousands)
	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2014	$1,964,340	(1,914)	(57,748)	1,904,678	31,804	1,936,482
Net income	150,056	240	—	150,296	2,247	152,543
Other comprehensive income (loss)	—	(2)	(945)	(947)	(33)	(980)
Contributions from partners	—	—	—	—	717	717
Distributions to partners	(184,439)	(299)	—	(184,738)	(4,249)	(188,987)
Preferred unit distributions	(21,062)	—	—	(21,062)	—	(21,062)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	13,869	—	—	13,869	—	13,869
Common units issued as a result of common stock issued by Parent Company, net of repurchases	190,038	—	—	190,038	—	190,038
Balance at December 31, 2015	$2,112,802	(1,975)	(58,693)	2,052,134	30,486	2,082,620
Net income	164,922	257	—	165,179	1,813	166,992
Other comprehensive income (loss)	—	58	40,347	40,405	426	40,831
Contributions from partners	—	—	—	—	8,760	8,760
Distributions to partners	(202,099)	(307)	—	(202,406)	(6,855)	(209,261)
Reallocation of limited partners' interest	(538)	—	—	(538)	538	—
Preferred unit distributions	(21,062)	—	—	(21,062)	—	(21,062)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	13,421	—	—	13,421	—	13,421
Common units issued as a result of common stock issued by Parent Company, net of repurchases	542,201	—	—	542,201	—	542,201
Balance at December 31, 2016	$2,609,647	(1,967)	(18,346)	2,589,334	35,168	2,624,502

REGENCY CENTERS, L.P. Consolidated Statements of Capital
For the years ended December 31, 2017, 2016, and 2015
(in thousands)
	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Net income	176,077	388	—	176,465	2,515	178,980
Other comprehensive income (loss)	—	21	12,057	12,078	168	12,246
Deferred compensation plan, net	(9)	—	—	(9)	—	(9)
Contributions from partners	—	13,100	—	13,100	378	13,478
Distributions to partners	(323,860)	(635)	—	(324,495)	(8,206)	(332,701)
Reallocation of limited partners' interest	(72)	—	—	(72)	72	—
Preferred unit distributions	(5,029)	—	—	(5,029)	—	(5,029)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	15,295	—	—	15,295	—	15,295
Preferred stock redemptions	(325,000)	—	—	(325,000)	—	(325,000)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	4,543,341	—	—	4,543,341	—	4,543,341
Restricted units issued as a result of restricted stock issued by Parent Company upon Equity One merger	7,951	—	—	7,951	—	7,951
Balance at December 31, 2017	$6,698,341	10,907	(6,289)	6,702,959	30,095	6,733,054

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Cash Flows
For the years ended December 31, 2017, 2016, and 2015
(in thousands)
	2017	2016	2015
Cash flows from operating activities:
Net income	$178,980	166,992	152,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334,201	162,327	146,829
Amortization of deferred loan cost and debt premium	9,509	9,762	9,677
Net accretion of above and below market lease intangibles, net	(23,144)	(3,879)	(1,598)
Stock-based compensation, net of capitalization	20,549	10,652	11,081
Equity in income of investments in real estate partnerships	(43,341)	(56,518)	(22,508)
Gain on sale of real estate, net of tax	(27,432)	(47,321)	(35,606)
Provision for impairment	—	4,200	—
Early extinguishment of debt	12,449	14,240	8,239
Deferred income tax benefit of taxable REIT subsidiary	(9,737)	—	—
Distribution of earnings from operations of investments in real estate partnerships	53,502	50,361	46,646
Settlement of derivative instruments	—	—	(7,267)
Gain on derivative instruments	76	—	—
Deferred compensation expense	3,844	1,655	207
Realized and unrealized gain on investments (note 12)	(3,837)	(1,673)	(626)
Changes in assets and liabilities:
Restricted cash	1,362	59	1,926
Accounts receivable, net	(7,077)	(1,581)	(2,059)
Straight-line rent receivable, net	(19,004)	(7,219)	(8,231)
Deferred leasing costs	(14,448)	(10,349)	(12,949)
Other assets (note 1)	9,536	673	(496)
Accounts payable and other liabilities	(2,114)	5,543	(3,810)
Tenants’ security and escrow deposits and prepaid rent	(2,728)	(564)	3,545
Net cash provided by operating activities	471,146	297,360	285,543
Cash flows from investing activities:
Acquisition of operating real estate	(124,727)	(333,220)	(42,983)
Costs paid in advance of real estate acquisitions	(4,917)	(750)	(2,250)
Acquisition of Equity One, net of cash acquired of $72,534	(648,763)	—	—
Real estate development and capital improvements	(347,780)	(234,598)	(205,103)
Proceeds from sale of real estate investments	112,161	135,269	108,822
(Issuance) / Collection of notes receivable	(5,236)	—	1,719
Investments in real estate partnerships	(23,529)	(37,879)	(20,054)
Distributions received from investments in real estate partnerships	36,603	58,810	23,801
Dividends on investment securities	365	330	243
Acquisition of securities	(23,535)	(55,223)	(31,941)
Proceeds from sale of securities	21,378	57,590	28,400
Net cash used in investing activities	(1,007,980)	(409,671)	(139,346)

REGENCY CENTERS, L.P. Consolidated Statements of Cash Flows
For the years ended December 31, 2017, 2016, and 2015
(in thousands)
	2017	2016	2015
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	88,458	548,920	198,494
Repurchase of common units in conjunction with tax withholdings on equity award plans	(18,649)	(7,984)	(9,906)
Proceeds from treasury units issued as a result of treasury stock sold by Parent Company	100	957	—
Acquisition of treasury units as a result of treasury stock acquired by Parent Company	—	(29)	—
Redemption of preferred partnership units	(325,000)	—	—
Distributions to limited partners in consolidated partnerships, net	(8,139)	(4,213)	(5,341)
Distributions to partners	(323,285)	(201,336)	(181,691)
Distributions to preferred unit holders	(5,029)	(21,062)	(21,062)
Repayment of fixed rate unsecured notes	—	(300,000)	(450,000)
Proceeds from issuance of fixed rate unsecured notes, net	953,115	—	248,160
Proceeds from unsecured credit facilities	1,100,000	460,000	445,000
Repayment of unsecured credit facilities	(755,000)	(345,000)	(355,000)
Proceeds from notes payable	131,069	53,446	4,316
Repayment of notes payable	(232,839)	(72,803)	(76,168)
Scheduled principal payments	(10,162)	(5,860)	(5,878)
Payment of loan costs	(13,271)	(2,233)	(5,998)
Early redemption costs	(12,420)	(14,092)	(8,043)
Net cash provided by (used in) financing activities	568,948	88,711	(223,117)
Net increase (decrease) in cash and cash equivalents	32,114	(23,600)	(76,920)
Cash and cash equivalents at beginning of the year	13,256	36,856	113,776
Cash and cash equivalents at end of the year	$45,370	13,256	36,856
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $7,946, $3,482, and $6,740 in 2017, 2016, and 2015, respectively)	$109,956	82,950	101,527
Cash paid for income taxes	$(269)	—	1,015
Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for partnership units exchanged	$13,100	—	—
Mortgage loans assumed for the acquisition of operating real estate	$27,000	—	42,799
Change in fair value of securities available-for-sale	$(8)	24	(43)
Common stock issued by Parent Company for dividend reinvestment plan	$1,210	1,070	1,250
Stock-based compensation capitalized	$3,210	2,963	2,988
Contributions from limited partners in consolidated partnerships, net	$186	8,755	13
Common stock issued for dividend reinvestment in trust	$557	728	833
Contribution of stock awards into trust	$1,372	1,538	1,651
Distribution of stock held in trust	$677	4,114	1,898
Equity One Merger:
Notes payable assumed in Equity One merger, at fair value	$757,399	—	—
Common stock exchanged for Equity One shares	$4,471,808	—	—
Deconsolidation of previously consolidated partnership:
Real estate, net	$—	14,144	—
Investments in real estate partnerships	$—	(3,355)	—
Notes payable	$—	(9,415)	—
Other assets and liabilities	$—	571	—
Limited partners' interest in consolidated partnerships	$—	(2,099)	—

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

1.	Summary of Significant Accounting Policies
(a)    Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company engages in the ownership, management, leasing, acquisition, and development of retail shopping centers through the Operating Partnership, and has no other assets other than through its investment in the Operating Partnership, and its only liabilities are the unsecured notes assumed from the merger with Equity One, which are co-issued and guaranteed by the Operating Partnership. The Parent Company guarantees all of the unsecured debt of the Operating Partnership. As of December 31, 2017, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) owned 311 retail shopping centers and held partial interests in an additional 115 retail shopping centers through unconsolidated investments in real estate partnerships (also referred to as "joint ventures" or "co-investment partnerships").
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

Estimates, Risks, and Uncertainties
The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Company's financial statements relate to the net carrying values of its real estate investments, accounts receivable, straight line rent receivable, goodwill, and acquired lease intangible assets and acquired lease intangible liabilities. It is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly if economic conditions were to weaken.
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
Ownership of the Parent Company

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

The Parent Company has a single class of common stock outstanding. At December 31, 2016, the Company also had two series of preferred stock outstanding (“Series 6 and 7 Preferred Stock”). The dividends on the Series 6 and 7 Preferred Stock were cumulative and payable in arrears quarterly. During 2017, the Company redeemed in full the Series 6 and 7 Preferred Stock.
Ownership of the Operating Partnership
The Operating Partnership's capital includes general and limited common Partnership Units. As of December 31, 2017, the Parent Company owned approximately 99.8%, or 171,364,908, of the 171,714,810 outstanding common Partnership Units of the Operating Partnership, with the remaining limited Partnership Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company is the primary beneficiary, which consolidates it. The Parent Company's only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.
Real Estate Partnerships
Regency has a partial ownership interest in 126 properties through partnerships, of which 11 are consolidated. These partners include institutional investors, other real estate developers and/or operators, and individual parties who help Regency source transactions for development and investment (the "Partners" or "limited partners"). Regency has a variable interest in these entities through its equity interests. As managing member, Regency maintains the books and records and typically provides leasing and property management to the partnerships. The Partners’ level of involvement varies from protective decisions (debt, bankruptcy, selling primary asset(s) of business) to involvement in approving leases, operating budgets, and capital budgets.

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

◦
Those partnerships in which Regency does not have a controlling financial interest are accounted for using the equity method and its ownership interest is recognized through single-line presentation as Investments in Real Estate Partnerships, in the Consolidated Balance Sheet, and Equity in Income of Investments in Real Estate Partnerships, in the Consolidated Statements of Operations. Cash distributions of earnings from operations from investments in real estate partnerships are presented in cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows. Cash distributions from the sale of a property or loan proceeds received from the placement of debt on a property included in investments in real estate partnerships are presented in cash flows provided by investing activities in the accompanying Consolidated Statements of Cash Flows. Distributed proceeds from debt refinancing and real estate sales in excess of Regency's carrying value of its investment has resulted in a negative investment balance for one partnership, which is recorded within Accounts payable and other liabilities in the Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

◦
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
The major classes of assets, liabilities, and non-controlling equity interests held by the Company's VIEs, exclusive of the Operating Partnership as a whole, are as follows:

(in thousands)	December 31, 2017	December 31, 2016
Assets
Net real estate investments	$172,736	86,440
Cash and cash equivalents	4,993	3,444
Liabilities
Notes payable	16,551	8,175
Equity
Limited partners’ interests in consolidated partnerships	17,572	17,565
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
December 31, 2017

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
More than half of all of the lease agreements with anchor tenants contain provisions that provide for additional rents based on tenants' sales volume ("percentage rent"). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Most all lease agreements contain provisions for reimbursement of the tenants' share of real estate taxes, insurance and common area maintenance (“CAM”) costs. Recovery of real estate taxes, insurance, and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.
The following table represents the components of Tenant and other receivables, net in the accompanying Consolidated Balance Sheets:

	December 31,
(in thousands)	2017	2016
Billed tenant receivables	$25,329	15,599
Accrued CAM, insurance and tax reimbursements	14,825	9,221
Other receivables	34,472	12,058
Straight-line rent receivables	93,284	73,384
Notes receivable	15,803	10,481
Less: allowance for doubtful accounts	(8,040)	(5,460)
Less: straight-line rent reserves	(4,688)	(3,561)
Total tenant and other receivables, net	$170,985	111,722
The Company estimates the collectibility of the accounts receivable related to base rents, straight-line rents, expense reimbursements, and other revenue taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms. The Company recorded the following provisions for doubtful accounts:

	Year ended December 31,
(in thousands)	2017	2016	2015
Gross provision for doubtful accounts	$3,992	1,705	2,364
Provision for straight line rent reserve	$1,129	2,271	714

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

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
Management Services
The Company is engaged under agreements with its joint venture partners to provide asset management, property management, leasing, investing, and financing services for such joint ventures' shopping centers. The fees are market-based, generally calculated as a percentage of either revenues earned or the estimated values of the properties managed or the proceeds received, and are recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured. The Company also receives transaction fees, as contractually agreed upon with each joint venture, which include fees such as acquisition fees, disposition fees, “promotes”, or “earnouts”, and are recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

Pre-development costs represent the costs the Company incurs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. As of December 31, 2017 and 2016, the Company had refundable deposits of approximately $3.5 million and $1.2 million, respectively, included in pre-development costs. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed. During the years ended December 31, 2017, 2016, and 2015, the Company expensed pre-development costs of approximately $1.5 million, $1.5 million, and $1.7 million, respectively, in other operating expenses in the accompanying Consolidated Statements of Operations.
Acquisitions
Through June 30, 2017, the Company and its real estate partnerships accounted for operating property acquisitions as business combinations using the acquisition method. Effective July 1, 2017, upon the adoption of ASU 2017-01: Definition of a Business accounting standard, operating property acquisitions are generally considered asset acquisitions. The Company expenses transaction costs associated with business combinations in the period incurred and capitalizes transaction costs associated with asset acquisitions. Both business combinations and asset acquisitions require that the Company recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the operating property acquired ("acquiree").
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
December 31, 2017

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
Tax Basis
The net book basis of the Company's real estate assets exceeds the net tax basis by approximately $2.8 billion at December 31, 2017, primarily due to the tax free merger with Equity One and inheriting lower carryover tax basis. The net tax basis of the Company's real estate assets exceeded the book basis by approximately $190.3 million at December 31, 2016, primarily due to the property impairments recorded for book purposes and the cost basis of the assets acquired and their carryover basis recorded for tax purposes.
(d)    Cash and Cash Equivalents
Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. As of December 31, 2017 and 2016, $4.0 million and $4.6 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.
(e)    Other Assets
The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets:

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

	December 31,
(in thousands)	2017	2016
Goodwill (1)	$331,884	—
Investments	41,636	36,008
Prepaid and other	30,332	10,386
Derivative assets	14,515	11,622
Furniture, fixtures, and equipment, net	6,123	4,094
Deferred financing costs, net	2,637	3,557
Total other assets	$427,127	65,667

(1) Goodwill amount is subject to provisional accounting for the purchase price allocation from the Equity One merger, as discussed in note 2.
Goodwill
Goodwill represents the excess of the purchase price consideration for the Equity One merger over the fair value of the assets acquired and liabilities assumed, and reflects expected synergies from combining Regency's and Equity One's operations. The Company accounts for goodwill in accordance with the Intangibles - Goodwill and Other Topic of the FASB ASC 350, and allocates its goodwill to the reporting units, which have been determined to be at the individual property level. The Company performs an impairment evaluation of its goodwill at least annually, in November of each year. The Company's current goodwill impairment analysis, using a qualitative approach, did not result in any indication of impairment.
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
The quantitative approach consists of estimating the fair value of each property using discounted projected future cash flows and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, the Company would then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Investments
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
(f)    Deferred Leasing Costs
Deferred leasing costs consist of internal and external commissions associated with leasing the Company's shopping centers, and are presented net of accumulated amortization. Such costs are amortized over the period through lease expiration. If the lease is terminated early, the remaining leasing costs are written off.
(g)    Derivative Financial Instruments

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

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
(h)    Income Taxes
The Parent Company believes it qualifies, and intends to continue to qualify, as a REIT under the Code. As a REIT, the Parent Company will generally not be subject to federal income tax, provided that distributions to its stockholders are at least equal to REIT taxable income. Each wholly-owned corporate subsidiary of the Operating Partnership has elected to be a Taxable REIT Subsidiary (“TRS”) as defined in Section 856(l) of the Code. The TRS's are subject to federal and state income taxes and file separate tax returns. As a pass through entity, the Operating Partnership generally does not pay taxes, but its taxable income or loss is reported by its partners, of which the Parent Company, as general partner and approximately 99.8% owner, is allocated its pro-rata share of tax attributes.
The Company accounts for income taxes related to its TRS’s under the asset and liability approach, which requires the recognition of the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized. A valuation allowance is recorded to reduce deferred tax assets when it is believed that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations in order to make that determination.
In addition, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (2014 and forward for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.
The Tax Cuts and Jobs Act (the “Act”), signed into law in December 2017, includes numerous provisions that will affect businesses. Key provisions in the Act have significant financial statement effects. These effects include remeasurement of deferred taxes, recognition of liabilities for taxes on mandatory deemed repatriation and certain other foreign income, and reassessment of the realizability of deferred tax assets. Because the asset and liability approach under ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, the effects must be recognized in companies’ December 2017 financial statements, even though the effective date of the law for most provisions is January 1, 2018. To the extent that all information necessary is not available, prepared or analyzed, companies are allotted a measurement period to make adjustments for the effect of the law. The Company has calculated the tax impact of the change in tax law, most notably, the deferred tax assets and liabilities have been revalued at the appropriate tax rate. The impact resulted in a $9.7 million benefit recognized in earnings for 2017.

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
When the Parent Company issues common shares as compensation, it receives a like number of common units from the Operating Partnership. The Company is committed to contributing to the Operating Partnership all proceeds from the exercise of stock options or other share-based awards granted under the Parent Company's Long-Term Omnibus Plan (the “Plan”). Accordingly, the Parent Company's ownership in the Operating Partnership will increase based on the amount of proceeds contributed to the Operating Partnership for the common units it receives. As a result of the issuance of common units to the Parent Company for stock-based compensation, the Operating Partnership records the effect of stock-based compensation for awards of equity in the Parent Company.
(k)    Segment Reporting
The Company's business is investing in retail shopping centers through direct ownership or partnership interests. The Company actively manages its portfolio of retail shopping centers and may from time to time make decisions to sell lower performing properties or developments not meeting its long-term investment objectives. The proceeds from sales are generally reinvested into higher quality retail shopping centers,

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

through acquisitions or new developments, which management believes will generate sustainable revenue growth and attractive returns. It is management's intent that all retail shopping centers will be owned or developed for investment purposes; however, the Company may decide to sell all or a portion of a development upon completion. The Company's revenues and net income are generated from the operation of its investment portfolio. The Company also earns fees for services provided to manage and lease retail shopping centers owned through joint ventures.
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
(l)    Business Concentration
Grocer anchor tenants represent approximately 18% of pro-rata annual base rent. No single tenant accounts for 5% or more of revenue and none of the shopping centers are located outside the United States.
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
December 31, 2017

(n)    Recent Accounting Pronouncements
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
January 2017
The adoption of this standard resulted in the reclassification of income taxes withheld on share-based awards out of operating activities into financing activities on the Statement of Cash Flows. As retrospective application was required for this component of the ASU, $8.0 million was reclassified on the Statements of Cash Flows for the year ended December 31, 2016.

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
October 2017
The Company early adopted this ASU on October 1, 2017.

The adoption of this ASU did not have an impact on the Company's financial statements and related disclosures, but rather simplified the method of evaluating goodwill for impairment.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

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

The Company has assessed the impacts of the standard and has determined that the adoption and implementation of this standard will not have a material impact on the consolidated financial statements.

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

January 2018
The Company has assessed the impacts of the standard and determined that the adoption and implementation of this standard will not have a material impact on its results of operations, financial condition or cash flows.

ASU 2016-15, August 2016, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows to eliminate current diversity in practice. Early adoption is permitted on a retrospective basis.
		January 2018	The ASU is consistent with the Company's current treatment and the Company has determined that the adoption and implementation of this standard will not have an impact on its cash flow statement.

ASU 2016-18, November 2016, Statement of Cash Flows (Topic 230): Restricted Cash
This ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. The amendments in this ASU should be applied using a retrospective transition method to each period presented.
January 2018
The Company has assessed the impacts of the standard and determined that the adoption will result in a change to the classification and presentation of changes in restricted cash on its cash flow statement, which is not expected to be material. There will be no change to the Company's financial condition or results of operations from the adoption of this standard.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

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

Additional disclosures are also required in order to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including disaggregated disclosures of revenue recognized, contract balances, and performance obligations.

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

 - Sales of real estate assets will be accounted for under Subtopic 610-20, which provides for revenue recognition based on transfer of control. For property sales where Regency has no continuing involvement, there should be no change to the Company's timing of recognition. For property sales in which Regency has continuing involvement, full gain recognition may be required, where gains may have been deferred under existing GAAP. Upon adoption of ASU 2017-05, the Company's $30.9 million of previously deferred gains from transactions with equity method investees will be recognized through opening retained earnings.

 The Company intends to follow the modified retrospective method of adoption, applying the standard to only 2018, and not restating prior periods presented in future financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

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
Upon adoption, the Company will recognize right of use assets and corresponding lease obligations for its office and ground lease obligations.
Capitalization of internal leasing costs and legal costs will no longer be permitted upon the adoption of this standard, which will result in an increase in Total operating expenses in the Consolidated Statements of Operations in the period of adoption and prospectively.

Historic capitalization of internal leasing costs was $10.4 million and $10.5 million during the years ended December 31, 2017 and 2016, respectively.

Historic capitalization of legal costs was $1.2 million and $0.7 million during the years ended December 31, 2017 and 2016, respectively, including our pro rata share recognized through Equity in income of investments in real estate partnerships.

ASU 2016-13, June 2016, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

This ASU also applies to how the Company determines its allowance for doubtful accounts on tenant receivables.
		January 2020	The Company is evaluating the alternative methods of adoption and the impact it will have on its financial statements and related disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

2.	Real Estate Investments
Acquisitions
The following tables detail the shopping centers acquired or land acquired or leased for development.

(in thousands)		December 31, 2017
Date Purchased	Property Name	City/State	Property Type	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
3/6/2017	The Field at Commonwealth	Chantilly, VA	Development	$9,500	—	—	—
3/8/2017	Pinecrest Place (1)	Miami, FL	Development	—	—	—	—
4/13/2017	Mellody Farm (2)	Chicago, IL	Development	26,200	—	—	—
6/28/2017	Concord outparcel (3)	Miami, FL	Operating	350	—	—	—
7/20/2017	Aventura Square outparcel (4)	Miami, FL	Operating	1,750	—	90	9
11/15/2017	Indigo Square	Mount Pleasant, SC	Development	3,900	—	—	—
12/21/2017	Scripps Ranch Marketplace	San Diego, CA	Operating	81,600	27,000	4,997	9,551
12/28/2017	Roosevelt Square	Seattle, WA	Operating	68,084	—	3,842	8,002
Total property acquisitions				$191,384	27,000	8,929	17,562

(1) The Company leased 10.67 acres for a ground up development.
(2) The Operating Partnership issued 195,732 partnership units valued at $13.1 million as partial consideration for the purchase price.
(3) The Company purchased a 0.67 acre vacant outparcel adjacent to the Company's existing operating Concord Shopping Plaza.
(4) The Company purchased a 0.06 acre outparcel improved with a leased building adjacent to the Company's existing operating Aventura Square.

(in thousands)		December 31, 2016
Date Purchased	Property Name	City/State	Property Type	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
2/22/2016	Garden City Park	Garden City Park, NY	Operating	$17,300	—	10,171	2,940
3/4/2016	The Market at Springwoods Village (1)	Houston, TX	Development	17,994	—	—	—
5/16/2016	Market Common Clarendon	Arlington, VA	Operating	280,500	—	15,428	15,662
7/15/2016	Klahanie Shopping Center	Sammamish, WA	Operating	35,988	—	2,264	539
8/4/2016	The Village at Tustin Legacy	Tustin, CA	Development	18,800	—	—	—
10/26/2016	Nocatee Phase III	Jacksonville, FL	Development	240	—	—	—
10/30/2016	Brooklyn Station Phase II	Jacksonville, FL	Development	50	—	—	—
12/6/2016	The Village at Riverstone	Houston, TX	Development	16,656	—	—	—
Total property acquisitions				$387,528	—	27,863	19,141
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

The following table provides the components that make up the total purchase price for the Equity One merger:

(in thousands, except stock price)	Purchase Price
Shares of common stock issued for merger	65,379
Closing stock price on March 1, 2017	$68.40
Value of common stock issued for merger	$4,471,808
Other cash payments	721,297
Total purchase price	$5,193,105
As part of the merger, Regency acquired 121 properties, including 8 properties held through co-investment partnerships. The consolidated net assets and results of operations of Equity One are included in the consolidated financial statements from the closing date, March 1, 2017, going forward and resulted in the following impact to Revenues and Net income attributable to common stockholders:

(in thousands)	Year ended December 31, 2017
Increase in total revenues	$337,761
Increase in net income attributable to common stockholders	$81,766
The Company incurred $80.7 million and $6.5 million, respectively, of merger-related transaction costs during the years ended December 31, 2017 and 2016, which are recorded in Other operating expenses in the accompanying Consolidated Statements of Operations, and are not reflected in the table above.
Provisional Purchase Price Allocation of Merger
The Equity One merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values.
The acquired assets and assumed liabilities of an acquired operating property generally include, but are not limited to: land, buildings and improvements, identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, and value of acquired in-place leases. This methodology requires estimating an “as-if vacant” fair value of the physical property, which includes land, building, and improvements and also determining the estimated fair value of identifiable intangible assets and liabilities, considering the following categories: (i) value of in-place leases, (ii) above and below-market value of in-place leases, and deferred taxes related to the book tax difference created through purchase accounting. The excess of the purchase price consideration over the fair value of assets acquired and liabilities assumed results in goodwill in the business combination, which reflects expected synergies from combining Regency's and Equity One's operations and the deferred tax liability at one of the acquired taxable REIT subsidiaries. The goodwill is not expected to be deductible for tax purposes.
The provisional fair market value of the acquired operating properties is based on a valuation prepared by Regency with assistance of a third party valuation specialist. The third party used stabilized NOI and market specific capitalization and discount rates as the primary inputs in determining the fair value of the real estate assets. Management reviewed the inputs used by the third party specialist as well as the allocation of the purchase price to ensure reasonableness and that the procedures were performed in accordance with management's policy. Management and the third party valuation specialist have prepared their provisional fair value estimates for each of the operating properties acquired, but are still in process of reviewing all of the underlying inputs and assumptions; therefore, the purchase price and its allocation, in their entirety, are not yet complete as of the date of this filing but have been updated to reflect management's current best estimates of fair values as of the acquisition date. Once the purchase price and allocation are complete, an additional adjustment to the purchase price or allocation may occur.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

The following table summarizes the current provisional purchase price allocation based on the Company's valuation, including estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed:

(in thousands)	Provisional Purchase Price Allocation
Land	$2,865,053
Building and improvements	2,619,553
Properties in development	68,744
Properties held for sale	19,600
Investments in unconsolidated real estate partnerships	99,666
Real estate assets	5,672,616
Cash, accounts receivable and other assets	112,909
Intangible assets	458,554
Goodwill	331,884
Total assets acquired	6,575,963

Notes payable	757,399
Accounts payable, accrued expenses, and other liabilities	121,798
Lease intangible liabilities	503,661
Total liabilities assumed	1,382,858

Total purchase price	$5,193,105
During the three months ended December 31, 2017, the Company adjusted the provisional purchase price allocation to reflect current best estimates of fair values of the acquired operating properties, based on the valuation process described above. These adjustments resulted in the following increases (decreases) to earnings during the three months ended December 31, 2017 that would have been recognized in previous periods if the adjustments to provisional amounts were recognized as of the acquisition date:

(in thousands)	Three months ended December 31, 2017
decrease in Minimum rent	$(2,386)
decrease in Depreciation and amortization	1,435
increase in Equity in income of investments in real estate partnerships	350
Net decrease to earnings of provisional purchase price allocation adjustments	$(601)
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
December 31, 2017

The following table details the provisional weighted average amortization and net accretion periods, in years, of the major classes of intangible assets and intangible liabilities arising from the Equity One merger:

(in years)	Weighted Average Amortization Period
Assets:
In-place leases	11.3
Above-market leases	7.9
Below-market ground leases	55.3
Liabilities:
Below-market leases	25.8
Pro forma Information (unaudited)
The following unaudited pro forma financial data includes the incremental revenues, operating expenses, depreciation and amortization, and costs of the Equity One acquisition as if it had occurred on January 1, 2016:

		Year ended December 31,
(in thousands, except per share data)		2017	2016
Total revenues		$1,052,221	1,006,367
Income (loss) from operations	(1)	281,393	63,907
Net income (loss) attributable to common stockholders	(1)	262,270	40,868
Income (loss) per common share - basic		1.54	0.25
Income (loss) per common share - diluted		1.54	0.25
(1) The pro forma earnings for the year ended December 31, 2017, were adjusted to exclude $103.6 million of merger costs, while 2016 pro forma earnings were adjusted to include all merger costs during the first quarter of 2016.

The pro forma financial data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

3.	Property Dispositions
Dispositions
The following table provides a summary of consolidated shopping centers and land parcels disposed of:

	Year ended December 31,
(in thousands)	2017	2016		2015
Net proceeds from sale of real estate investments	$112,161	137,479	(1)	108,822
Gain on sale of real estate, net of tax	$27,432	47,321		35,606
Provision for impairment of real estate sold	$—	1,700		—
Number of operating properties sold	6	11		5
Number of land out-parcels sold	9	16		2

(1) Includes cash deposits received in the previous year.

4.	Investments in Real Estate Partnerships
The Company invests in real estate partnerships, which consist of the following:

	December 31, 2017
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	Net Income of the Partnership	The Company's Share of Net Income of the Partnership
GRI - Regency, LLC (GRIR)	40.00%	70	$198,521	1,656,068	69,211	27,440
Equity One JV Portfolio, LLC (NYC)	30.00%	6	53,277	284,412	2,757	686
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	6	7,057	130,836	18,233	3,620
Columbia Regency Partners II, LLC (Columbia II)	20.00%	12	13,720	329,992	7,690	1,530
Cameron Village, LLC (Cameron)	30.00%	1	11,784	99,808	2,917	850
RegCal, LLC (RegCal)	25.00%	7	27,829	138,717	5,613	1,403
US Regency Retail I, LLC (USAA)	20.01%	7	—	90,900	22,299	4,456
Other investments in real estate partnerships	50.00%	6	74,116	154,987	11,238	3,356
Total investments in real estate partnerships		115	$386,304	2,885,720	139,958	43,341

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

	December 31, 2016
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	Net Income of the Partnership	The Company's Share of Net Income of the Partnership
GRI - Regency, LLC (GRIR)	40.00%	70	$201,240	1,676,134	74,758	29,791
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7	9,687	145,192	21,024	4,180
Columbia Regency Partners II, LLC (Columbia II)	20.00%	12	14,750	338,307	16,765	3,240
Cameron Village, LLC (Cameron)	30.00%	1	11,877	99,967	2,326	695
RegCal, LLC (RegCal)	25.00%	7	21,516	141,827	4,358	1,080
US Regency Retail I, LLC (USAA)	20.01%	8	13,176	109,665	5,901	1,180
Other investments in real estate partnerships	50.00%	4	24,453	97,650	35,915	16,352
Total investments in real estate partnerships		109	$296,699	2,608,742	161,047	56,518

The summarized balance sheet information for the investments in real estate partnerships, on a combined basis, is as follows:

	December 31,
(in thousands)	2017	2016
Investments in real estate, net	$2,682,578	2,439,110
Acquired lease intangible assets, net	54,021	42,974
Other assets	149,121	126,658
Total assets	$2,885,720	2,608,742

Notes payable	$1,514,729	1,309,931
Acquired lease intangible liabilities, net	42,466	29,678
Other liabilities	70,498	64,979
Capital - Regency	445,068	405,722
Capital - Third parties	812,959	798,432
Total liabilities and capital	$2,885,720	2,608,742
The following table reconciles the Company's capital recorded by the unconsolidated partnerships to the Company's investments in real estate partnerships reported in the accompanying consolidated balance sheet:

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

	December 31,
(in thousands)	2017	2016
Capital - Regency	$445,068	405,722
Basis difference	40,351	1,382
Negative investment in USAA (1)	11,290	—
Impairment of investment in real estate partnerships	(1,300)	(1,300)
Restricted Gain Method deferral (2)	(30,902)	(30,902)
Net book equity in excess of purchase price	(78,203)	(78,203)
Investments in real estate partnerships	$386,304	296,699

(1)  During 2017, the USAA partnership distributed proceeds from debt refinancing and real estate sales in excess of Regency's carrying value of its investment resulting in a negative investment balance, which is recorded within Accounts payable and other liabilities in the Consolidated Balance Sheets.

(2) Represents gains deferred under the Company's restricted gain method to maximize deferrals of gains associated with historic sales of shopping centers into joint ventures which contain distribution-in-kind ("DIK") provisions as a liquidation election. Regency has not sold any shopping centers into joint ventures during the years ended December 31, 2017, 2016 and 2015. As discussed further in note 1(n), the accounting for these deferred gains will change upon the adoption of ASU 2017-05 and Topic 606 on January 1, 2018.

The revenues and expenses for the investments in real estate partnerships, on a combined basis, are summarized as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015
Total revenues	$396,596	364,087	363,745
Operating expenses:
Depreciation and amortization	99,327	99,252	111,648
Operating and maintenance	58,283	52,725	51,970
General and administrative	5,582	5,342	5,292
Real estate taxes	49,904	42,813	43,769
Other operating expenses	2,923	2,356	2,989
Total operating expenses	$216,019	202,488	215,668
Other expense (income):
Interest expense, net	73,244	69,193	79,477
Gain on sale of real estate	(34,276)	(70,907)	(2,766)
Provision for impairment	—	—	9,102
Early extinguishment of debt	—	69	—
Other expense (income)	1,651	2,197	1,516
Total other expense (income)	40,619	552	87,329
Net income of the Partnerships	$139,958	161,047	60,748
The Company's share of net income of the Partnerships	$43,341	56,518	22,508
Acquisitions
The following table provides a summary of shopping centers and land parcels acquired through our unconsolidated real estate partnerships:

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

(in thousands)		Year ended December 31, 2017
Date Purchased	Property Name	City/State	Property Type	Co-investment Partner	Ownership %	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
10/11/2017	Midtown East	Raleigh, NC	Development	ITB Holdings, LLC	50.00%	$15,075	—	—	—
Total property acquisitions						$15,075	—	—	—

(in thousands)		Year ended December 31, 2016
Date Purchased	Property Name	City/State	Property Type	Co-investment Partner	Ownership %	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
3/24/2016	Applewood Village Shops	Denver, CO	Operating (1)	GRIR	40.00%	$200	—	—	—
12/20/2016	Plaza Venezia	Orlando, FL	Operating	Columbia II	20.00%	92,350	35,076	6,899	11,548
Total property acquisitions						$92,550	35,076	6,899	11,548

(1) Land parcels purchased as additions to the operating property.
Dispositions
The following table provides a summary of shopping centers and land out-parcels disposed of through our unconsolidated real estate partnerships:

	Year ended December 31,
(in thousands)	2017	2016	2015
Proceeds from sale of real estate investments	$73,122	174,090	39,459
Gain on sale of real estate	$34,276	70,907	2,766
The Company's share of gain on sale of real estate	$6,591	25,003	1,108
Number of operating properties sold	3	10	2
Number of land out-parcels sold	1	1	—
Notes Payable
Scheduled principal repayments on notes payable held by our unconsolidated investments in real estate partnerships as of December 31, 2017 were as follows:

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2018	$21,059	30,022	—	51,081	19,647
2019	19,852	73,259	—	93,111	24,448
2020	16,823	224,090	19,635	260,548	91,039
2021	10,818	269,942	—	280,760	100,402
2022	7,569	195,702	—	203,271	73,369
Beyond 5 Years	3,011	633,298	—	636,309	215,071
Net unamortized loan costs, debt premium / (discount)	—	(10,351)	—	(10,351)	(3,365)
Total notes payable	$79,132	1,415,962	19,635	1,514,729	520,611
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
December 31, 2017

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
Management fee income
In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015
Asset management, property management, leasing, and investment and financing services	$25,260	24,595	24,519

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

5.	Acquired Lease Intangibles
The Company had the following acquired lease intangibles:

	December 31,
(in thousands)	2017 (1)	2016
In-place leases	$470,315	96,178
Above-market leases	64,625	14,684
Below-market ground leases	92,166	64,664
Total intangible assets	$627,106	175,526
Accumulated amortization	(148,280)	(56,695)
Acquired lease intangible assets, net	$478,826	118,831

Below-market leases	$588,850	71,996
Above-market ground leases	5,101	5,722
Total intangible liabilities	593,951	77,718
Accumulated amortization	(56,550)	(23,538)
Acquired lease intangible liabilities, net	$537,401	54,180

(1) Includes estimated values for acquired lease intangibles from the Equity One merger, for which the accounting remains provisional as of December 31, 2017, as discussed in Note 2.
The following table provides a summary of amortization and net accretion amounts from acquired lease intangibles:

	Year ended December 31,
(in thousands)	2017 (4)	2016	2015
In-place lease amortization	$88,284	11,533	9,141
Above-market lease amortization (1)	9,443	1,742	1,950
Below-market ground lease amortization (3)	1,886	1,111	351
Acquired lease intangible asset amortization	$99,613	14,386	11,442

Below-market lease amortization (2)	$34,786	6,827	3,940
Above-market ground lease amortization (3)	136	167	215
Acquired lease intangible liability amortization	$34,922	6,994	4,155

(1) Amounts are recorded as a reduction to minimum rent.
(2) Amounts are recorded as an increase to minimum rent.
(3) Above and below market ground lease amortization are recorded as offsets to Operating and maintenance.
(4) Amortization and net accretion for the year ended December 31, 2017, includes amounts subject to provisional accounting from the Equity One merger, as discussed in Note 2.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

The estimated aggregate amortization and net accretion amounts from acquired lease intangibles, including provisional purchase price accounting for Equity One acquired lease intangibles, for the next five years are as follows:

(in thousands)
In Process Year Ending December 31,	Net accretion of Above / Below market lease intangibles	Amortization of In-place lease intangibles	Net amortization of Below / Above ground lease intangibles
2018	$29,654	72,769	1,560
2019	28,754	54,743	1,550
2020	27,710	41,211	1,544
2021	27,106	32,893	1,545
2022	25,440	25,202	1,555

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

6.    Income Taxes

The Company has elected to be taxed as a REIT under the applicable provisions of the Code with certain of its subsidiaries treated as TRS entities, which are subject to federal and state income taxes.

The following table summarizes the tax status of dividends paid on our common shares:

	Year ended December 31,
(in thousands)	2017	2016	2015
Dividend per share	$2.10	2.00	1.94
Ordinary income	86%	53%	71%
Capital gain	10%	8%	5%
Return of capital	4%	39%	19%
Qualified dividend income	—%	—%	5%

Our consolidated expense (benefit) for income taxes for the years ended December 31, 2017, 2016, and 2015 was as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015
Income tax (benefit) expense:
Current	$1,168	(153)	(1,604)
Deferred	(10,815)	—	—
Total income tax (benefit) expense (1)	$(9,647)	(153)	(1,604)

(1) Includes $90 thousand of tax expense presented within Other operating expenses during the year ended December 31, 2017, and $153 thousand and $1.6 million of tax benefit presented within Gain on sale of real estate, net of tax, during the years ended December 31, 2016 and 2015, respectively.

The income tax benefit for the year ended December 31, 2017 was primarily due to the income tax benefit from revaluing the net deferred tax liability at a TRS entity acquired through the Equity One merger, as a result of the change in corporate tax rates from the 2017 Tax Cuts and Jobs Act.

The TRS entities are subject to federal and state income taxes and file separate tax returns. Income tax (benefit) expense differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income of the TRS entities, as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015
Computed expected tax expense (benefit)	$1,190	933	1,730
State income tax, net of federal benefit	108	56	224
Valuation allowance	(1,512)	(1,239)	(3,556)
Tax rate change	(9,737)	—	—
All other items	304	97	(2)
Total income tax benefit (1)	(9,647)	(153)	(1,604)
Income tax benefit attributable to operations (1)	$(9,647)	(153)	(1,604)
(1) Includes $90 thousand of tax expense presented within Other operating expenses during the year ended December 31, 2017, and $153 thousand and $1.6 million of tax benefit presented within Gain on sale of real estate, net of tax, during the years ended December 31, 2016 and 2015, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

The tax effects of temporary differences and carryforwards (included in Accounts payable and other liabilities in the accompanying Consolidated Balance Sheets) are summarized as follows:

	December 31,
(in thousands)	2017	2016
Deferred tax assets
Investments in real estate partnerships	$—	361
Provision for impairment	3,785	5,827
Deferred interest expense	2,754	2,714
Capitalized costs under Section 263A	729	1,145
Net operating loss carryforward	373	—
Employee benefits	—	44
Other	2,297	3,059
Deferred tax assets	9,938	13,150
Valuation allowance	(8,300)	(12,507)
Deferred tax assets, net	1,638	643
Deferred tax liabilities
Straight line rent	(528)	643
Fixed assets	(19,757)	—
Other	(7)	—
Deferred tax liabilities	(20,292)	643
Net deferred tax liabilities	$(18,654)	—

The net deferred tax liability increased during 2017 primarily due to the acquisition of a net deferred tax liability, from the basis difference of its real estate assets, at one TRS acquired as part of the Equity One merger, as discussed in note 2.

Due to uncertainty regarding the realization of certain deferred tax assets, the Company previously established valuation allowances, primarily in connection with the deferred interest and NOL carryforwards related to certain TRSs. As of December 31, 2017, the minimal projected future taxable income and unpredictable nature of potential property sales with built in losses support the conclusion that it is still more likely than not that some of the deferred tax assets will not be realized.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

7.	Notes Payable and Unsecured Credit Facilities
The Company’s outstanding debt consists of the following:

	December 31,
(in thousands)	2017		2016
Notes payable:
Fixed rate mortgage loans	$520,193		384,786
Variable rate mortgage loans	125,866	(1)	86,969
Fixed rate unsecured public and private debt	2,325,656		892,170
Total notes payable	$2,971,715		1,363,925
Unsecured credit facilities:
Line of Credit	60,000		15,000
Term Loans	563,262		263,495
Total unsecured credit facilities	$623,262		278,495
Total debt outstanding	$3,594,977		1,642,420

(1) Includes five mortgages, whose interest varies on LIBOR based formulas. Three of these variable rate loans have interest rate swaps in place to fix the interest rates at a range of 2.8% to 4.1%.
Notes Payable
Notes payable consist of mortgage loans secured by properties and unsecured public and private debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums. Mortgage loans are generally due in monthly installments of principal and interest or interest only, whereas, interest on unsecured public and private debt is payable semi-annually.
The Company is required to comply with certain financial covenants for its unsecured public debt as defined in the indenture agreements such as the following ratios: Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of December 31, 2017, management of the Company believes it is in compliance with all financial covenants for its unsecured public debt.
As of December 31, 2017, the key interest rates of the Company's notes payables were as follows:

		Interest Rates
	Maturing Through	Minimum	Maximum	Weighted Average Effective Rate	Weighted Average Contractual Rate
Mortgage loans (1)	2036	2.39%	8.00%	4.23%	4.77%
Fixed rate unsecured public and private debt	2047	3.60%	6.00%	4.11%	4.57%

(1) Interest rates disclosed for mortgages include variable rate mortgages using the fixed interest rates from the interest rate swaps, as disclosed in Note 8.
Unsecured Credit Facilities
The Company has an unsecured line of credit commitment (the "Line") and unsecured term loan commitments (the "Term Loans") under separate credit agreements with a syndicate of banks.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

31, 2017, management of the Company believes it is in compliance with all financial covenants for the Line and Term Loan.
The key terms of the Line and Term Loans were as follows:

	December 31, 2017
(in thousands)	Total Capacity	Remaining Capacity		Maturing Through		Variable Interest Rate (4)		Fee		Weighted Average Effective Rate	Weighted Average Contractual Rate
Line (7)	$1,000,000	$930,600	(1)	5/13/2019	(2)	LIBOR plus 0.925%		$75	(3) (6)	2.30%	2.12%
Term Loan (8)	$265,000	$—		1/5/2022		LIBOR plus 0.95%	(5)	$35	(6)	2.20%	2.00%
Term Loan (8)	$300,000	$—		12/2/2020		LIBOR plus 0.95%	(9)	$35	(6)	2.80%	2.77%

(1) Borrowing capacity is reduced by the balance of outstanding borrowings and commitments under outstanding letters of credit.
(2) Maturity is subject to two six month extensions at the Company's option.
(3) In addition, carries a commitment fee that is subject to adjustment based on the higher of the Company's corporate credit ratings from Moody's and S&P. At December 31, 2017, the commitment fee was 0.15%.

(4) Interest rate spread is subject to Regency maintaining its corporate credit and senior unsecured ratings at BBB+.
(5) The interest rate on the underlying debt is LIBOR + 0.95%. Effective July 7, 2016, an interest rate swap is in place to fix the interest on the entire balance at 2% through maturity.
(6) Annual fee, in thousands.
(7) Weighted average contractual and effective rates for the Line are calculated based on a fully drawn Line balance.
(8) Weighted average contractual and effective rates for the Term Loans are based on the fixed rate with the interest rate swap.
(9) The interest rate on the underlying debt is LIBOR + 0.95%, with an interest rate swap in place to fix the interest on the entire balance at 2.774% through maturity.
Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	December 31, 2017
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2018	$10,641	112,226	—	122,867
2019	9,360	21,787	60,000	91,147
2020	11,122	78,580	450,000	539,702
2021	11,426	66,751	250,000	328,177
2022	11,618	5,848	565,000	582,466
Beyond 5 Years	37,056	260,328	1,650,000	1,947,384
Unamortized debt premium/(discount) and issuance costs	—	9,316	(26,082)	(16,766)
Total notes payable	$91,223	554,836	2,948,918	3,594,977

(1) Includes unsecured public and private debt and unsecured credit facilities.
The Company has $112.2 million of debt maturing over the next twelve months, all of which is in the form of non-recourse mortgage loans. The Company currently intends to payoff the maturing balances with proceeds from unsecured borrowings and leave the properties unencumbered. The Company has sufficient capacity on its Line to repay the maturing debt, if necessary.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

8.	Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value at December 31,
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2017	2016
4/3/17	12/2/20	$300,000	1 Month LIBOR with Floor	1.824%	$1,804	—
8/1/16	1/5/22	265,000	1 Month LIBOR with Floor	1.053%	10,744	9,889
4/7/16	4/1/23	20,000	1 Month LIBOR	1.303%	801	720
12/1/16	11/1/23	33,000	1 Month LIBOR	1.490%	1,166	1,013
6/2/17	6/2/27	37,500	1 Month LIBOR with Floor	2.366%	(177)	(580)
Total derivative financial instruments					$14,338	11,042

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
The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Location and Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Missed Forecast)
	Year ended December 31,				Year ended December 31,				Year ended December 31,
(in thousands)	2017	2016	2015		2017	2016	2015		2017	2016	2015
Interest rate swaps	$1,151	(10,332)	(10,089)	Interest expense	$(11,103)	(51,139)	(9,152)	Loss on derivative instruments	$—	(40,586)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

As of December 31, 2017, the Company expects $6.9 million of net deferred losses on derivative instruments accumulated in other comprehensive income, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months. Included in the reclass is $8.4 million which is related to previously settled swaps on the Company's ten year fixed rate unsecured loans.
Hedge Settlement
During the third quarter of 2016, the Company initiated and completed a $400.1 million equity offering for the primary purpose of funding the early redemption of its $300 million notes. The Company also used $40.6 million from the net offering proceeds to settle $220 million of forward starting swaps related to new debt previously expected to be issued in 2017 to repay the notes at maturity. As a result of the equity offering, the Company believed that the issuance of new fixed rate debt within the remaining period of the forward starting swaps was probable not to occur. Accordingly, the Company ceased hedge accounting and reclassified the $40.6 million paid to settle the forward starting swaps from Accumulated other comprehensive loss to earnings during the third quarter of 2016.
Subsequent Event
On February 9, 2018, the Company executed a ten year treasury rate lock on $285.0 million notional amount at a fixed interest rate of 2.899%, intended to designate as a cash flow hedge against changes in interest rates on anticipated future fixed-rate unsecured borrowings.

9.	Fair Value Measurements
(a)    Disclosure of Fair Value of Financial Instruments
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximates their fair values, except for the following:

	December 31,
	2017		2016
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$15,803	15,660	$10,481	10,380
Financial liabilities:
Notes payable	$2,971,715	3,058,044	$1,363,925	1,435,000
Unsecured credit facilities	$623,262	625,000	$278,495	279,700
The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of December 31, 2017 and 2016. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.
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
December 31, 2017

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
The following interest rates were used by the Company to estimate the fair value of its financial instruments:

	December 31,
	2017		2016
	Low	High	Low	High
Notes receivable	3.8%	7.8%	7.2%	7.2%
Notes payable	3.0%	3.9%	2.9%	3.9%
Unsecured credit facilities	2.0%	3.0%	1.5%	1.6%
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
December 31, 2017

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
The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities held in trust	$31,662	31,662	—	—
Available-for-sale securities	9,974	—	9,974	—
Interest rate derivatives	14,515	—	14,515	—
Total	$56,151	31,662	24,489	—
Liabilities:
Interest rate derivatives	$(177)	—	(177)	—

	Fair Value Measurements as of December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities held in trust	$28,588	28,588	—	—
Available-for-sale securities	7,420	—	7,420	—
Interest rate derivatives	11,622	—	11,622	—
Total	$47,630	28,588	19,042	—
Liabilities:
Interest rate derivatives	$(580)	—	(580)	—

10.	Equity and Capital
Preferred Stock of the Parent Company
There were no preferred stock series outstanding as of December 31, 2017. Terms and conditions of the preferred stock outstanding at December 31, 2016, which were redeemed during 2017, are summarized as follows:

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

	Date of Issuance	Shares Issued and Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series 6	2/16/2012	10,000,000	$250,000,000	6.625%	2/16/2017
Series 7	8/23/2012	3,000,000	75,000,000	6.000%	8/23/2017
		13,000,000	$325,000,000
The Series 6 and 7 preferred shares were perpetual, absent a change in control of the Parent Company, were not convertible into common stock of the Parent Company, and were redeemable at par upon the Company’s election beginning 5 years after the issuance date. None of the terms of the preferred stock contained any unconditional obligations that would have require the Company to redeem the securities at any time or for any purpose.
Preferred Shares Redemption
On February 16, 2017, the Parent Company redeemed all of the issued and outstanding 6.625% Series 6 cumulative redeemable preferred shares. The redemption price of $25.21 per share included accrued and unpaid dividends, resulting in an aggregate amount being paid of $252.0 million. The funds used to redeem the Series 6 preferred shares were provided by the January 2017 senior unsecured debt offering.
On August 23, 2017, the Parent Company also redeemed all of the issued and outstanding 6.000% Series 7 cumulative redeemable preferred stock. The redemption price of $25.22 per share included accrued and unpaid dividends resulting in an aggregate amount being paid of $75.7 million. The Company used proceeds from its senior unsecured notes issued in June 2017 to fund the redemption.
Common Stock of the Parent Company
Issuances:
At the Market ("ATM") Program
Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500.0 million of common stock at prices determined by the market at the time of sale. As of December 31, 2017, $500.0 million in common stock remained available for issuance under this ATM equity program.
The following table presents the shares that were issued under the ATM equity program, which was used to fund investment activities:

	Year ended December 31,
(dollar amounts are in thousands, except price per share data)	2017	2016
Shares issued (1)	—	182,787
Weighted average price per share	$—	68.85
Gross proceeds	$—	12,584
Commissions	$—	157
Issuance costs (2)	$349	97

(1) Reflects shares traded in December and settled in January each year.
(2) Includes legal and accounting costs associated with maintaining the ATM program.
Forward Equity Offering
In March 2016, the Parent Company entered into a forward sale agreement (the "Forward Equity Offering") to issue 3.10 million shares of its common stock at an offering price of $75.25 per share, before any underwriting discount and offering expenses.
In June 2016, the Parent Company partially settled its forward equity offering by delivering 1.85 million shares of newly issued common stock, receiving $137.5 million of net proceeds, which were used to reduce the balance on the Line.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

In December 2017, the Parent Company settled the remaining shares in its forward equity offering by delivering 1.25 million shares of newly issued common stock, receiving $89.1 million of net proceeds, which were used to reduce the balance on the Line.
Equity One merger
On March 1, 2017, Regency completed its merger with Equity One. Under the terms of the merger Agreement, each Equity One stockholder received 0.45 of a newly issued share of Regency common stock for each share of Equity One common stock that they owned immediately prior to the effective time of the Merger resulting in approximately 65.5 million shares being issued to effect the merger.
Share Repurchase Program - Subsequent Event
On February 7, 2018, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is scheduled to expire on February 6, 2020. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the board. Through the date of filing, the Company has repurchased $74.2 million of shares.
Preferred Units of the Operating Partnership
All preferred units for the Parent Company were retired, as discussed above.
Common Units of the Operating Partnership
Issuances:
Common units were issued to the Parent Company in relation to the Parent Company's issuance of common stock, as discussed above.
In April 2017, the Operating Partnership issued 195,732 limited partner units, valued at $13.1 million, as partial purchase price consideration for the acquisition of land for development.
General Partners
The Parent Company, as general partner, owned the following Partnership Units outstanding:

	December 31,
(in thousands)	2017	2016
Partnership units owned by the general partner	171,365	104,497
Partnership units owned by the limited partners	350	154
Total partnership units outstanding	171,715	104,651
Percentage of partnership units owned by the general partner	99.8%	99.9%

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the balances of each component of AOCI:

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2014	$(57,748)	—	(57,748)	(750)	—	(750)	(58,498)
Other comprehensive income before reclassifications	(9,897)	(43)	(9,940)	(192)	—	(192)	(10,132)
Amounts reclassified from accumulated other comprehensive income	8,995	—	8,995	157	—	157	9,152
Current period other comprehensive income, net	(902)	(43)	(945)	(35)	—	(35)	(980)
Balance as of December 31, 2015	$(58,650)	(43)	(58,693)	(785)	—	(785)	(59,478)
Other comprehensive income before reclassifications	(10,587)	24	(10,563)	255	—	255	(10,308)
Amounts reclassified from accumulated other comprehensive income	50,910	—	50,910	229	—	229	51,139
Current period other comprehensive income, net	40,323	24	40,347	484	—	484	40,831
Balance as of December 31, 2016	$(18,327)	(19)	(18,346)	(301)	—	(301)	(18,647)
Other comprehensive income before reclassifications	1,134	(8)	1,126	17	—	17	1,143
Amounts reclassified from accumulated other comprehensive income	10,931	—	10,931	172	—	172	11,103
Current period other comprehensive income, net	12,065	(8)	12,057	189	—	189	12,246
Balance as of December 31, 2017	$(6,262)	(27)	(6,289)	(112)	—	(112)	(6,401)
The following represents amounts reclassified out of AOCI into income:

AOCI Component	Amount Reclassified from AOCI into Income			Affected Line Item(s) Where Net Income is Presented
	Year ended December 31,
(in thousands)	2017	2016	2015
Interest rate swaps	$11,103	51,139	9,152	Interest expense and Loss on derivative instruments

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

11.	Stock-Based Compensation
The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below:

	Year ended December 31,
(in thousands)	2017	2016	2015
Restricted stock (1)	$15,525	13,422	13,869
Directors' fees paid in common stock (1)	303	193	200
Capitalized stock-based compensation (2)	(3,210)	(2,963)	(2,988)
Stock based compensation attributable to post-combination service from Equity One merger	7,931	—	—
Stock-based compensation, net of capitalization	$20,549	10,652	11,081

(1) Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.
(2) Includes compensation expense specifically identifiable to development and leasing activities.
The Company established its Long Term Omnibus Plan (the "Plan") under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 4.1 million shares in the form of the Parent Company's common stock or stock options. As of December 31, 2017, there were 2.1 million shares available for grant under the Plan either through stock options or restricted stock.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

The following table summarizes non-vested restricted stock activity:

	Year ended December 31, 2017
	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested as of December 31, 2016	561,261
Add: Time-based awards granted (1) (4)	118,339		$69.47
Add: Performance-based awards granted (2) (4)	38,494		$68.95
Add: Market-based awards granted (3) (4)	65,449		$78.54
Less: Vested and Distributed (5)	207,403		$69.32
Less: Forfeited	6,063		$66.91
Non-vested and expected to vest as of December 31, 2017 (6)	570,077	$39,438

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

	Year ended December 31,
	2017	2016	2015
Volatility	18.00%	18.50%	17.10%
Risk free interest rate	1.48%	0.88%	0.78%

(4)The weighted-average grant price for restricted stock granted during the years is summarized below:

	Year ended December 31,
	2017	2016	2015
Weighted-average grant price for restricted stock	$72.05	$79.40	$69.80

(5) The total intrinsic value of restricted stock vested during the years is summarized below (in thousands):

	Year ended December 31,
	2017	2016	2015
Intrinsic value of restricted stock vested	$14,376	$15,400	$18,600

(6) As of December 31, 2017, there was $14.2 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years. The Company issues new restricted stock from its authorized shares available at the date of grant.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

12.	Saving and Retirement Plans
401(k) Retirement Plan
The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $5,000 of their eligible compensation, is fully vested and funded as of December 31, 2017. Additionally, an annual profit sharing contribution is made, which vests over a three year period. Costs for Company contributions to the plan totaled $4.1 million, $3.3 million and $3.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.
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
The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust in the accompanying Consolidated Balance Sheets:

Non Qualified Deferred Compensation Plan Component (1)	Year ended December 31,
(in thousands)	2017	2016
Assets:
Trading securities held in trust (2)	$31,662	28,588
Liabilities:
Accounts payable and other liabilities	$31,383	28,214

(1) Assets and liabilities of the Rabbi trust are exclusive of the shares of the Company's common stock.
(2) Included within Other assets in the accompanying Consolidated Balance Sheets.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

13.	Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands, except per share data)	2017	2016	2015
Numerator:
Income from operations attributable to common stockholders - basic	$159,949	143,860	128,994
Income from operations attributable to common stockholders - diluted	$159,949	143,860	128,994
Denominator:
Weighted average common shares outstanding for basic EPS	159,536	100,863	94,391
Weighted average common shares outstanding for diluted EPS (1)	159,960	101,285	94,856

Income per common share – basic	$1.00	1.43	1.37
Income per common share – diluted	$1.00	1.42	1.36

(1) Includes the dilutive impact of unvested restricted stock.
Amounts excluded for each because they would be anti-dilutive include:
The 1.3 million shares issuable under the forward equity offering outstanding at December 31, 2017 and 2016, using the treasury stock method .
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the years ended December 31, 2017, 2016, and 2015 were 295,054, 154,170, and 154,170 respectively.
Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit:

	Year ended December 31,
(in thousands, except per share data)	2017	2016	2015
Numerator:
Income from operations attributable to common unit holders - basic	$160,337	144,117	129,234
Income from operations attributable to common unit holders - diluted	$160,337	144,117	129,234
Denominator:
Weighted average common units outstanding for basic EPU	159,831	101,017	94,546
Weighted average common units outstanding for diluted EPU (1)	160,255	101,439	95,011

Income per common unit – basic	$1.00	1.43	1.37
Income per common unit – diluted	$1.00	1.42	1.36

(1) Includes the dilutive impact of unvested restricted stock and forward equity offering using the treasury stock method.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

14.	Operating Leases
The Company's properties are leased to tenants under operating leases. Our leases for tenant space under 10,000 square feet generally have initial terms ranging from three to seven years. Leases greater than 10,000 square feet generally have initial lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. Future minimum rents under non-cancelable operating leases as of December 31, 2017, excluding both tenant reimbursements of operating expenses and additional percentage rent based on tenants' sales, are as follows:

In Process Year Ending December 31,	Future Minimum Rents (in thousands)
2018	$734,157
2019	669,345
2020	589,515
2021	505,592
2022	412,924
Thereafter	1,643,594
Total	$4,555,127
The shopping centers' tenant base primarily includes national and regional supermarkets, drug stores, discount department stores, restaurants, and other retailers and, consequently, the credit risk is concentrated in the retail industry. Grocer anchor tenants represent approximately 18% of pro-rata annual base rent. There were no tenants that individually represented more than 5% of the Company's annualized future minimum rents.
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
In addition, the Company has non-cancelable operating leases pertaining to office space from which it conducts its business. Office leases expire through the year 2029, and in most cases, provide for renewal options. Leasehold improvements are capitalized, recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term.
Operating lease expense was $18.4 million, $13.1 million, and $9.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. The following table summarizes the future obligations under non-cancelable operating leases as of December 31, 2017:

In Process Year Ending December 31,	Future Obligations (in thousands)
2018	$14,266
2019	15,329
2020	14,778
2021	13,907
2022	13,049
Thereafter	481,972
Total	$553,301

15.	Commitments and Contingencies
Litigation

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

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
The class action alleges, among other matters, that the definitive joint proxy statement/prospectus filed by Regency and Equity One with the Securities and Exchange Commission (the “SEC”) on January 24, 2017 (the “Joint Proxy Statement/Prospectus”) omitted certain material information in connection with the merger. The complainant saught various remedies, including injunctive relief to prevent the consummation of the merger unless certain allegedly material information was disclosed and saught compensatory and rescissory damages in the event the merger was consummated without such disclosures.
On February 17, 2017, the defendants entered into a stipulation of settlement with respect to the class action, pursuant to which the parties have agreed, among other things, that Regency will make certain supplemental disclosures. The supplemental disclosures were made by Regency in the Current Report on Form 8-K filed by Regency with the SEC on February 17, 2017. The stipulation of settlement was approved by the courts and the case dismissed in January 2018.
Environmental
The Company is also subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations. The Company can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental contaminants or liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional material environmental liability to the Company.
Letter of Credit
The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of December 31, 2017 and 2016, the Company had $9.4 million and $5.8 million in letters of credit outstanding, respectively.
Purchase Commitments
The Company enters purchase and sale agreements to buy or sell real estate assets in the normal course of business, which generally provide limited recourse if either party ends the contract. In addition, at December 31, 2017, the Company has a commitment to purchase up to 100% ownership interest in an operating property valued at $205 million by November 2019, currently expecting to acquire 30% interest by that date.

16.	Summary of Quarterly Financial Data (Unaudited)
The following table summarizes selected Quarterly Financial Data for the Company on a historical basis for the years ended December 31, 2017 and 2016:

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

(in thousands except per share and per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2017
Operating Data:
Revenue	$196,131	261,305	262,141	264,749

Net income attributable to common stockholders	$(33,223)	48,368	59,666	85,138
Net income attributable to exchangeable operating partnership units	(19)	104	132	171
Net income attributable to common unit holders	$(33,242)	48,472	59,798	85,309

Net income attributable to common stock and unit holders per share and unit:
Basic	$(0.26)	0.28	0.35	0.50
Diluted	$(0.26)	0.28	0.35	0.50

Year ended December 31, 2016
Operating Data:
Revenue	$149,628	152,413	152,769	159,561

Net income attributable to common stockholders	$47,877	34,810	5,305	55,868
Net income attributable to exchangeable operating partnership units	85	64	16	92
Net income attributable to common unit holders	$47,962	34,874	5,321	55,960

Net income attributable to common stock and unit holders per share and unit:
Basic	$0.49	0.36	0.05	0.53
Diluted	$0.49	0.35	0.05	0.53

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land (3)	Building & Improvements (3)	Cost Capitalized Subsequent to Acquisition (2) (3)	Land (3)	Building & Improvements (3)	Total (3)	Accumulated Depreciation (3)	Net of Accumulated Depreciation (3)	Mortgages
101 7th Avenue	$48,339	34,895	—	48,339	34,895	83,234	934	82,300	—
1175 Third Avenue	40,560	25,617	—	40,560	25,617	66,177	623	65,554	—
1225-1239 Second Ave	23,033	17,173	46	23,033	17,219	40,252	447	39,805	—
200 Potrero	4,860	2,251	—	4,860	2,251	7,111	87	7,024	—
22 Crescent Road	2,152	318	—	2,152	318	2,470	18	2,452	—
4S Commons Town Center	30,760	35,830	1,230	30,812	37,008	67,820	22,825	44,995	85,000
90-30 Metropolitan Avenue	16,355	24,429	79	16,355	24,508	40,863	536	40,327	—
91 Danbury Road	690	893	—	690	893	1,583	31	1,552	—
Alafaya Commons	7,388	12,690	77	7,388	12,767	20,155	557	19,598	—
Alafaya Village	2,806	6,046	63	2,806	6,109	8,915	216	8,699	—
Ambassador Row	2,572	20,457	—	2,572	20,457	23,029	819	22,210	—
Ambassador Row Courtyards	1,779	6,783	553	1,779	7,336	9,115	380	8,735	—
Amerige Heights Town Center	10,109	11,288	614	10,109	11,902	22,011	4,340	17,671	15,844
Anastasia Plaza	9,065	—	639	3,338	6,366	9,704	2,324	7,380	—
Ashburn Farm Market Center	9,835	4,812	640	9,835	5,452	15,287	4,272	11,015	—
Ashford Place	2,584	9,865	1,105	2,584	10,970	13,554	7,247	6,307	—
Atlantic Village	2,446	20,663	23	2,446	20,686	23,132	701	22,431	—
Aventura Shopping Center	2,751	10,459	9,663	8,975	13,898	22,873	121	22,752	—
Aventura Square	86,933	21,936	1,695	88,492	22,072	110,564	696	109,868	8,176
Balboa Mesa Shopping Center	23,074	33,838	13,915	27,758	43,069	70,827	9,747	61,080	—
Banco Popular Building	2,003	1,294	47	2,016	1,328	3,344	55	3,289	—
Belleview Square	8,132	9,756	3,097	8,323	12,662	20,985	7,389	13,596	—
Belmont Chase	13,881	17,193	(588)	14,372	16,114	30,486	2,527	27,959	—
Berkshire Commons	2,295	9,551	2,247	2,965	11,128	14,093	7,351	6,742	—
Bird 107 Plaza	10,108	5,399	8	10,108	5,407	15,515	192	15,323	—
Bird Ludlam	40,945	40,200	66	40,945	40,266	81,211	1,228	79,983	—
Black Rock	22,251	20,815	301	22,250	21,117	43,367	3,535	39,832	20,000
Bloomingdale Square	3,940	14,912	3,174	4,430	17,596	22,026	9,152	12,874	—
Bluebonnet Village	3,688	10,167	533	3,688	10,700	14,388	438	13,950	—
Bluffs Square Shoppes	6,412	13,072	(165)	6,412	12,907	19,319	527	18,792	—
Boca Village Square	42,543	11,043	30	42,543	11,073	53,616	464	53,152	—
Boulevard Center	3,659	10,787	2,268	3,659	13,055	16,714	6,647	10,067	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land (3)	Building & Improvements (3)	Cost Capitalized Subsequent to Acquisition (2) (3)	Land (3)	Building & Improvements (3)	Total (3)	Accumulated Depreciation (3)	Net of Accumulated Depreciation (3)	Mortgages
Boynton Lakes Plaza	2,628	11,236	4,936	3,606	15,194	18,800	6,817	11,983	—
Boynton Plaza	11,781	21,812	106	11,781	21,918	33,699	694	33,005	—
Brentwood Plaza	2,788	3,473	289	2,788	3,762	6,550	1,242	5,308	—
Briarcliff La Vista	694	3,292	495	694	3,787	4,481	2,746	1,735	—
Briarcliff Village	4,597	24,836	2,054	4,597	26,890	31,487	17,528	13,959	—
Brick Walk	25,299	41,995	1,042	25,299	43,037	68,336	5,447	62,889	33,000
BridgeMill Market	6,303	14,526	276	6,303	14,802	21,105	540	20,565	5,596
Bridgeton	3,033	8,137	485	3,067	8,588	11,655	2,226	9,429	—
Brighten Park	3,983	18,687	11,341	4,234	29,777	34,011	14,230	19,781	—
Broadway Plaza	40,391	42,281	—	40,391	42,281	82,672	1,155	81,517	—
Brooklyn Station on Riverside	7,019	8,688	(34)	7,019	8,654	15,673	1,095	14,578	—
Brookside Plaza	33,612	19,043	151	33,612	19,194	52,806	854	51,952	—
Buckhead Court	1,417	7,432	3,371	1,417	10,803	12,220	6,232	5,988	—
Buckhead Station	69,831	35,397	2,217	69,868	37,577	107,445	1,306	106,139	—
Buckley Square	2,970	5,978	1,151	2,970	7,129	10,099	4,026	6,073	—
Caligo Crossing	2,459	4,897	39	2,546	4,849	7,395	2,536	4,859	—
Cambridge Square	774	4,347	784	774	5,131	5,905	3,109	2,796	—
Carmel Commons	2,466	12,548	5,119	3,422	16,711	20,133	9,047	11,086	—
Carriage Gate	833	4,974	3,042	1,302	7,547	8,849	5,608	3,241	—
Cashmere Corners	2,268	10,317	37	2,268	10,354	12,622	401	12,221	—
Centerplace of Greeley III	6,661	11,502	460	5,694	12,929	18,623	4,447	14,176	—
Charlotte Square	545	7,441	389	545	7,830	8,375	306	8,069	—
Chasewood Plaza	4,612	20,829	5,234	6,518	24,157	30,675	15,835	14,840	—
Chastain Square	29,501	13,217	1,278	29,501	14,495	43,996	551	43,445	—
Cherry Grove	3,533	15,862	4,063	3,533	19,925	23,458	9,494	13,964	—
Circle Center West	22,602	9,355	14	22,602	9,369	31,971	353	31,618	10,198
CityLine Market	12,208	15,839	71	12,246	15,872	28,118	1,404	26,714	—
CityLine Market Phase II	2,611	3,233	(47)	2,611	3,186	5,797	186	5,611	—
Clayton Valley Shopping Center	24,189	35,422	2,722	24,538	37,795	62,333	22,624	39,709	—
Clocktower Plaza Shopping Ctr	48,907	20,347	64	48,907	20,411	69,318	594	68,724	—
Clybourn Commons	15,056	5,594	254	15,056	5,848	20,904	925	19,979	—
Cochran's Crossing	13,154	12,315	1,150	13,154	13,465	26,619	9,374	17,245	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land (3)	Building & Improvements (3)	Cost Capitalized Subsequent to Acquisition (2) (3)	Land (3)	Building & Improvements (3)	Total (3)	Accumulated Depreciation (3)	Net of Accumulated Depreciation (3)	Mortgages
Compo Acres Shopping Center	28,096	10,925	235	28,096	11,160	39,256	312	38,944	—
Concord Shopping Plaza	28,037	39,288	453	28,490	39,288	67,778	1,143	66,635	27,750
Copps Hill Plaza	28,508	41,680	194	28,508	41,874	70,382	1,285	69,097	14,221
Coral Reef Shopping Center	14,210	15,913	—	14,210	15,913	30,123	516	29,607	—
Corkscrew Village	8,407	8,004	595	8,407	8,599	17,006	3,238	13,768	—
Cornerstone Square	1,772	6,944	1,683	1,772	8,627	10,399	5,254	5,145	—
Corvallis Market Center	6,674	12,244	456	6,696	12,678	19,374	5,254	14,120	—
Costa Verde Center	12,740	26,868	1,640	12,798	28,450	41,248	15,398	25,850	—
Countryside Shops	16,667	30,087	(108)	16,667	29,979	46,646	1,035	45,611	—
Courtyard Shopping Center	5,867	4	3	5,867	7	5,874	2	5,872	—
Crossroads Square	7,257	13,212	31	7,257	13,243	20,500	508	19,992	—
Culpeper Colonnade	15,944	10,601	4,893	16,258	15,180	31,438	9,033	22,405	—
Culver Center	108,355	32,798	144	108,355	32,942	141,297	1,157	140,140	—
Danbury Green	29,579	19,979	105	29,579	20,084	49,663	601	49,062	—
Dardenne Crossing	4,194	4,005	328	4,343	4,184	8,527	1,556	6,971	—
Darinor Plaza	—	32,832	529	—	33,361	33,361	1,006	32,355	—
Diablo Plaza	5,300	8,181	1,444	5,300	9,625	14,925	4,906	10,019	—
Dunwoody Village	3,342	15,934	4,041	3,342	19,975	23,317	13,297	10,020	—
East Pointe	1,730	7,189	2,024	1,941	9,002	10,943	5,157	5,786	—
East Washington Place	15,993	40,180	1,743	15,509	42,407	57,916	9,140	48,776	—
El Camino Shopping Center	7,600	11,538	11,954	10,000	21,092	31,092	6,317	24,775	—
El Cerrito Plaza	11,025	27,371	1,337	11,025	28,708	39,733	9,450	30,283	36,436
El Norte Parkway Plaza	2,834	7,370	3,308	3,263	10,249	13,512	4,965	8,547	—
Elmwood Oaks Shopping Center	5,139	9,542	244	5,139	9,786	14,925	534	14,391	—
Encina Grande	5,040	11,572	19,253	10,053	25,812	35,865	9,887	25,978	—
Fairfax Shopping Center	15,239	11,367	(8,807)	10,793	7,006	17,799	6,691	11,108	—
Fairfield	6,731	29,420	610	6,731	30,030	36,761	3,695	33,066	—
Falcon Marketplace	1,340	4,168	442	1,340	4,610	5,950	2,086	3,864	—
Fellsway Plaza	30,712	7,327	10,094	34,923	13,210	48,133	3,886	44,247	37,500
Fenton Marketplace	2,298	8,510	(8,240)	512	2,056	2,568	705	1,863	—
Fleming Island	3,077	11,587	2,979	3,111	14,532	17,643	7,240	10,403	—
Folsom Prairie City Crossing	4,164	13,032	619	4,164	13,651	17,815	5,890	11,925	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land (3)	Building & Improvements (3)	Cost Capitalized Subsequent to Acquisition (2) (3)	Land (3)	Building & Improvements (3)	Total (3)	Accumulated Depreciation (3)	Net of Accumulated Depreciation (3)	Mortgages
Fountain Square	29,650	28,984	21	29,719	28,936	58,655	4,835	53,820	—
French Valley Village Center	11,924	16,856	237	11,822	17,195	29,017	11,234	17,783	—
Friars Mission Center	6,660	28,021	1,730	6,660	29,751	36,411	14,164	22,247	—
Ft. Caroline	595	2,509	32	595	2,541	3,136	243	2,893	—
Gardens Square	2,136	8,273	601	2,136	8,874	11,010	4,743	6,267	—
Gateway 101	24,971	9,113	(1,356)	24,971	7,757	32,728	2,872	29,856	—
Gateway Shopping Center	52,665	7,134	8,803	55,346	13,256	68,602	13,622	54,980	—
Gelson's Westlake Market Plaza	3,157	11,153	5,677	4,654	15,333	19,987	6,098	13,889	—
Glen Oak Plaza	4,103	12,951	557	4,103	13,508	17,611	3,386	14,225	—
Glengary Shoppes	8,170	12,715	—	8,170	12,715	20,885	555	20,330	—
Glenwood Village	1,194	5,381	290	1,194	5,671	6,865	4,094	2,771	—
Golden Hills Plaza	12,699	18,482	3,607	11,528	23,260	34,788	7,762	27,026	—
Grand Ridge Plaza	24,208	61,033	3,434	24,879	63,796	88,675	13,941	74,734	—
Greenwood Shopping Centre	6,287	26,263	360	6,287	26,623	32,910	836	32,074	—
Hammocks Town Center	26,380	27,498	—	26,380	27,498	53,878	1,018	52,860	—
Hancock	8,232	28,260	1,808	8,232	30,068	38,300	15,494	22,806	—
Harpeth Village Fieldstone	2,284	9,443	580	2,284	10,023	12,307	5,008	7,299	—
Harris Crossing	7,199	3,687	(1,631)	5,508	3,747	9,255	2,113	7,142	—
Heritage Plaza	12,390	26,097	13,851	12,215	40,123	52,338	16,384	35,954	—
Hershey	7	808	8	7	816	823	395	428	—
Hibernia Pavilion	4,929	5,065	84	4,929	5,149	10,078	2,673	7,405	—
Hickory Creek Plaza	5,629	4,564	439	5,629	5,003	10,632	3,830	6,802	—
Hillcrest Village	1,600	1,909	51	1,600	1,960	3,560	947	2,613	—
Hilltop Village	2,995	4,581	2,966	3,104	7,438	10,542	1,672	8,870	—
Hinsdale	5,734	16,709	11,903	8,343	26,003	34,346	11,456	22,890	—
Holly Park	8,975	23,799	(177)	8,828	23,769	32,597	3,533	29,064	—
Homestead McDonald's	2,110	119	—	2,110	119	2,229	7	2,222	—
Howell Mill Village	5,157	14,279	2,391	5,157	16,670	21,827	5,564	16,263	—
Hyde Park	9,809	39,905	2,930	9,809	42,835	52,644	23,693	28,951	—
Indian Springs	24,974	25,903	116	25,034	25,959	50,993	2,989	48,004	—
Indio Towne Center	17,946	32,617	5,394	23,105	32,852	55,957	14,848	41,109	—
Inglewood Plaza	1,300	2,159	627	1,300	2,786	4,086	1,370	2,716	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land (3)	Building & Improvements (3)	Cost Capitalized Subsequent to Acquisition (2) (3)	Land (3)	Building & Improvements (3)	Total (3)	Accumulated Depreciation (3)	Net of Accumulated Depreciation (3)	Mortgages
Jefferson Square	5,167	6,445	(7,220)	1,894	2,498	4,392	660	3,732	—
Keller Town Center	2,294	12,841	596	2,404	13,327	15,731	6,380	9,351	—
Kent Place	4,855	3,586	805	5,269	3,977	9,246	789	8,457	8,250
Kirkman Shoppes	8,085	27,518	167	8,089	27,681	35,770	838	34,932	—
Kirkwood Commons	6,772	16,224	666	6,802	16,860	23,662	3,967	19,695	9,383
Klahanie Shopping Center	14,451	20,089	385	14,451	20,474	34,925	1,082	33,843	—
Kroger New Albany Center	3,844	6,599	811	3,844	7,410	11,254	5,220	6,034	—
Lake Mary Centre	19,181	62,066	792	19,181	62,858	82,039	2,142	79,897	—
Lake Pine Plaza	2,008	7,632	706	2,029	8,317	10,346	4,283	6,063	—
Lantana Outparcels	3,496	1,219	—	3,496	1,219	4,715	71	4,644	—
Lebanon/Legacy Center	3,913	7,874	53	3,913	7,927	11,840	5,648	6,192	—
Littleton Square	2,030	8,859	(3,869)	2,423	4,597	7,020	1,951	5,069	—
Lloyd King Center	1,779	10,060	1,126	1,779	11,186	12,965	5,870	7,095	—
Lower Nazareth Commons	15,992	12,964	3,585	16,343	16,198	32,541	7,474	25,067	—
Magnolia Shoppes	16,546	8,384	42	16,546	8,426	24,972	561	24,411	—
Mandarin Landing	5,942	29,201	290	5,942	29,491	35,433	926	34,507	—
Market at Colonnade Center	6,455	9,839	69	6,160	10,203	16,363	3,377	12,986	—
Market at Preston Forest	4,400	11,445	1,211	4,400	12,656	17,056	6,483	10,573	—
Market at Round Rock	2,000	9,676	6,467	2,000	16,143	18,143	8,776	9,367	—
Market at Springwoods Village	13,457	11,346	—	13,457	11,346	24,803	261	24,542	8,569
Market Common Clarendon	154,932	126,328	806	154,932	127,134	282,066	7,561	274,505	—
Marketplace at Briargate	1,706	4,885	141	1,727	5,005	6,732	2,510	4,222	—
Marketplace Shopping Center	1,287	5,509	5,536	1,330	11,002	12,332	6,392	5,940	—
Millhopper Shopping Center	1,073	5,358	5,958	1,901	10,488	12,389	6,578	5,811	—
Mockingbird Commons	3,000	10,728	1,640	3,000	12,368	15,368	6,035	9,333	—
Monument Jackson Creek	2,999	6,765	730	2,999	7,495	10,494	5,379	5,115	—
Morningside Plaza	4,300	13,951	719	4,300	14,670	18,970	7,400	11,570	—
Murryhill Marketplace	2,670	18,401	12,799	2,903	30,967	33,870	11,309	22,561	—
Naples Walk	18,173	13,554	1,060	18,173	14,614	32,787	5,658	27,129	—
Newberry Square	2,412	10,150	765	2,412	10,915	13,327	7,943	5,384	—
Newland Center	12,500	10,697	8,081	16,179	15,099	31,278	7,033	24,245	—
Nocatee Town Center	10,124	8,691	7,106	10,478	15,443	25,921	4,216	21,705	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land (3)	Building & Improvements (3)	Cost Capitalized Subsequent to Acquisition (2) (3)	Land (3)	Building & Improvements (3)	Total (3)	Accumulated Depreciation (3)	Net of Accumulated Depreciation (3)	Mortgages
North Hills	4,900	19,774	1,231	4,900	21,005	25,905	10,584	15,321	—
Northgate Marketplace	5,668	13,727	(52)	4,995	14,348	19,343	4,060	15,283	—
Northgate Marketplace Phase II	12,189	29,050	—	12,189	29,050	41,239	1,689	39,550	—
Northgate Plaza (Maxtown Road)	1,769	6,652	4,807	2,839	10,389	13,228	4,272	8,956	—
Northgate Square	5,011	8,692	1,026	5,011	9,718	14,729	3,683	11,046	—
Northlake Village	2,662	11,284	1,511	2,686	12,771	15,457	6,223	9,234	—
Oak Shade Town Center	6,591	28,966	679	6,591	29,645	36,236	6,921	29,315	8,149
Oakbrook Plaza	4,000	6,668	5,152	4,981	10,839	15,820	3,659	12,161	—
Oakleaf Commons	3,503	11,671	55	3,190	12,039	15,229	5,281	9,948	—
Ocala Corners	1,816	10,515	475	1,816	10,990	12,806	3,246	9,560	4,389
Old Kings Commons	3,350	5,678	21	3,350	5,699	9,049	262	8,787	—
Old St Augustine Plaza	2,368	11,405	7,749	3,163	18,359	21,522	6,175	15,347	—
Pablo Plaza	10,736	19,315	3,766	10,739	23,078	33,817	946	32,871	—
Paces Ferry Plaza	2,812	12,639	(462)	2,812	12,177	14,989	7,620	7,369	—
Panther Creek	14,414	14,748	3,763	15,212	17,713	32,925	11,984	20,941	—
Pavilion	13,938	23,747	333	13,938	24,080	38,018	879	37,139	—
Peartree Village	5,197	19,746	866	5,197	20,612	25,809	11,701	14,108	—
Persimmons Place	25,975	38,114	17	26,600	37,506	64,106	5,359	58,747	—
Piedmont Peachtree Crossing	45,118	17,027	52	45,118	17,079	62,197	669	61,528	—
Pike Creek	5,153	20,652	1,962	5,251	22,516	27,767	11,740	16,027	—
Pine Island	19,358	29,641	1,501	19,358	31,142	50,500	1,276	49,224	—
Pine Lake Village	6,300	10,991	969	6,300	11,960	18,260	6,120	12,140	—
Pine Ridge Square	12,565	24,534	116	12,565	24,650	37,215	781	36,434	—
Pine Tree Plaza	668	6,220	609	668	6,829	7,497	3,471	4,026	—
Plaza Escuela	24,677	104,547	23	24,677	104,570	129,247	2,498	126,749	—
Plaza Hermosa	4,200	10,109	3,243	4,202	13,350	17,552	6,138	11,414	—
Pleasanton Plaza	20,560	26,022	14	20,560	26,036	46,596	830	45,766	—
Point Royale Shopping Center	17,246	15,738	498	17,730	15,752	33,482	716	32,766	—
Post Road Plaza	14,997	5,439	150	14,997	5,589	20,586	164	20,422	—
Potrero Center	133,422	116,758	—	133,422	116,758	250,180	2,853	247,327	—
Powell Street Plaza	8,248	30,716	2,403	8,248	33,119	41,367	14,506	26,861	—
Powers Ferry Square	3,687	17,965	6,848	5,348	23,152	28,500	14,585	13,915	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land (3)	Building & Improvements (3)	Cost Capitalized Subsequent to Acquisition (2) (3)	Land (3)	Building & Improvements (3)	Total (3)	Accumulated Depreciation (3)	Net of Accumulated Depreciation (3)	Mortgages
Powers Ferry Village	1,191	4,672	518	1,191	5,190	6,381	3,620	2,761	—
Preston Oaks	763	30,438	641	763	31,079	31,842	4,364	27,478	—
Prestonbrook	7,069	8,622	577	7,069	9,199	16,268	6,513	9,755	—
Prosperity Centre	10,120	27,777	25	10,120	27,802	37,922	913	37,009	—
Ralphs Circle Center	20,653	6,602	—	20,653	6,602	27,255	266	26,989	—
Red Bank Village	10,336	9,505	(89)	10,110	9,642	19,752	2,598	17,154	—
Regency Commons	3,917	3,616	236	3,917	3,852	7,769	2,355	5,414	—
Regency Square	4,770	25,191	5,713	5,060	30,614	35,674	22,980	12,694	—
Rona Plaza	1,500	4,917	221	1,500	5,138	6,638	2,855	3,783	—
Roosevelt Square	40,371	32,108	—	40,371	32,108	72,479	—	72,479	—
Russell Ridge	2,234	6,903	1,403	2,234	8,306	10,540	4,847	5,693	—
Ryanwood Square	9,912	10,714	(63)	9,912	10,651	20,563	446	20,117	—
Salerno Village	1,279	76	—	1,279	76	1,355	4	1,351	—
Sammamish-Highlands	9,300	8,075	8,145	9,592	15,928	25,520	7,309	18,211	—
San Carlos Marketplace	33,977	59,916	—	33,977	59,916	93,893	1,446	92,447	—
San Leandro Plaza	1,300	8,226	558	1,300	8,784	10,084	4,335	5,749	—
Sandy Springs	6,889	28,056	2,562	6,889	30,618	37,507	5,351	32,156	—
Sawgrass Promenade	10,106	13,264	115	10,106	13,379	23,485	509	22,976	—
Scripps Ranch Marketplace	59,949	26,334	—	59,949	26,334	86,283	—	86,283	27,000
Sequoia Station	9,100	18,356	1,744	9,100	20,100	29,200	9,798	19,402	—
Serramonte Center	383,465	127,304	2,991	383,465	130,295	513,760	4,608	509,152	—
Shaw's at Plymouth	3,753	8,582	—	3,753	8,582	12,335	303	12,032	—
Sheridan Plaza	76,375	103,159	730	76,375	103,889	180,264	3,122	177,142	55,875
Sherwood Crossings	2,731	6,360	690	2,731	7,050	9,781	2,887	6,894	—
Shoppes @ 104	11,193	—	1,013	6,652	5,554	12,206	2,201	10,005	—
Shoppes at Homestead (fka Loehmanns Plaza California)	5,420	9,450	1,667	5,420	11,117	16,537	5,457	11,080	—
Shoppes at Lago Mar	7,575	12,094	33	7,575	12,127	19,702	464	19,238	—
Shoppes at Sunlake Centre	13,584	18,150	48	13,584	18,198	31,782	668	31,114	—
Shoppes of Grande Oak	5,091	5,985	393	5,091	6,378	11,469	4,885	6,584	—
Shoppes of Jonathan's Landing	3,859	6,243	67	3,859	6,310	10,169	207	9,962	—
Shoppes of Oakbrook	18,130	45,400	345	18,130	45,745	63,875	1,350	62,525	5,339

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land (3)	Building & Improvements (3)	Cost Capitalized Subsequent to Acquisition (2) (3)	Land (3)	Building & Improvements (3)	Total (3)	Accumulated Depreciation (3)	Net of Accumulated Depreciation (3)	Mortgages
Shoppes of Silver Lakes	14,544	24,814	15	14,544	24,829	39,373	855	38,518	—
Shoppes of Sunset	2,678	1,497	—	2,678	1,497	4,175	73	4,102	—
Shoppes of Sunset II	2,669	880	(2)	2,669	878	3,547	60	3,487	—
Shops at County Center	9,957	11,296	922	10,254	11,921	22,175	7,897	14,278	—
Shops at Erwin Mill	9,082	6,124	122	9,082	6,246	15,328	1,734	13,594	10,000
Shops at Johns Creek	1,863	2,014	(335)	1,501	2,041	3,542	1,241	2,301	—
Shops at Mira Vista	11,691	9,026	104	11,691	9,130	20,821	1,423	19,398	234
Shops at Quail Creek	1,487	7,717	417	1,458	8,163	9,621	3,119	6,502	—
Shops at Saugus	19,201	17,984	(306)	18,811	18,068	36,879	8,289	28,590	—
Shops at Skylake	80,089	43,837	37	80,099	43,864	123,963	1,597	122,366	—
Shops at Stonewall	27,511	22,123	8,717	28,633	29,718	58,351	15,450	42,901	—
Shops on Main	17,020	27,055	6,819	18,399	32,495	50,894	5,622	45,272	—
Siegen Village	5,569	12,726	74	5,569	12,800	18,369	676	17,693	—
Sope Creek Crossing (fka Delk Spectrum)	2,985	12,001	2,913	3,332	14,567	17,899	7,494	10,405	—
South Bay Village	11,714	15,580	1,712	11,776	17,230	29,006	3,342	25,664	—
South Beach Regional	25,705	55,888	98	25,705	55,986	81,691	1,936	79,755	—
South Point	6,266	8,235	16	6,266	8,251	14,517	307	14,210	—
Southbury Green	25,929	35,058	33	25,929	35,091	61,020	1,045	59,975	—
Southcenter	1,300	12,750	1,885	1,300	14,635	15,935	7,054	8,881	—
Southpark at Cinco Ranch	18,395	11,306	7,354	21,438	15,617	37,055	4,200	32,855	—
SouthPoint Crossing	4,412	12,235	831	4,382	13,096	17,478	6,384	11,094	—
Starke	71	1,683	6	71	1,689	1,760	728	1,032	—
Star's at Cambridge	30,942	13,660	—	30,942	13,660	44,602	418	44,184	—
Star's at Quincy	26,355	10,073	—	26,355	10,073	36,428	460	35,968	—
Star's at West Roxbury	21,787	13,573	(37)	21,787	13,536	35,323	428	34,895	—
Sterling Ridge	12,846	12,162	703	12,846	12,865	25,711	9,229	16,482	—
Stroh Ranch	4,280	8,189	510	4,280	8,699	12,979	6,006	6,973	—
Summerlin Square	1,183	1,696	—	1,183	1,696	2,879	52	2,827	—
Suncoast Crossing	9,030	10,764	4,449	13,374	10,869	24,243	5,648	18,595	—
Talega Village Center	21,601	12,869	5	21,601	12,874	34,475	584	33,891	—
Tamarac Town Square	12,153	9,652	20	12,153	9,672	21,825	434	21,391	—
Tanasbourne Market	3,269	10,861	(275)	3,269	10,586	13,855	4,511	9,344	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land (3)	Building & Improvements (3)	Cost Capitalized Subsequent to Acquisition (2) (3)	Land (3)	Building & Improvements (3)	Total (3)	Accumulated Depreciation (3)	Net of Accumulated Depreciation (3)	Mortgages
Tassajara Crossing	8,560	15,464	1,002	8,560	16,466	25,026	8,064	16,962	—
Tech Ridge Center	12,945	37,169	(128)	12,945	37,041	49,986	9,990	39,996	6,769
The Collection at Harvard Square	72,910	6,086	14	72,910	6,100	79,010	155	78,855	—
The Gallery at Westbury Plaza	95,771	229,479	489	95,771	229,968	325,739	5,909	319,830	—
The Hub Hillcrest Market	18,773	61,906	4,952	19,611	66,020	85,631	10,011	75,620	—
The Marketplace Shopping Center	8,960	38,019	84	8,960	38,103	47,063	1,077	45,986	—
The Plaza at St. Lucie West	1,167	6,754	—	1,167	6,754	7,921	215	7,706	—
The Point at Garden City Park (fka Garden City Park)	741	9,764	214	741	9,978	10,719	762	9,957	—
The Shops at Hampton Oaks	822	393	72	822	465	1,287	28	1,259	—
The Village Center	43,126	13,939	2,984	43,594	16,455	60,049	469	59,580	13,930
Town and Country	4,247	5,623	5	4,247	5,628	9,875	289	9,586	—
Town Square	883	8,132	389	883	8,521	9,404	4,813	4,591	—
Treasure Coast Plaza	7,004	22,102	89	7,004	22,191	29,195	726	28,469	3,170
Tustin Legacy	14,455	23,801	—	14,455	23,801	38,256	345	37,911	—
Twin City Plaza	17,245	44,225	2,023	17,263	46,230	63,493	15,155	48,338	—
Twin Peaks	5,200	25,827	1,519	5,200	27,346	32,546	13,055	19,491	—
Unigold Shopping Center	4,744	5,890	558	4,744	6,448	11,192	276	10,916	—
University Commons	4,070	30,785	(2)	4,070	30,783	34,853	2,982	31,871	36,994
Valencia Crossroads	17,921	17,659	1,034	17,921	18,693	36,614	15,223	21,391	—
Village at La Floresta	13,140	20,571	(266)	13,152	20,293	33,445	2,166	31,279	—
Village at Lee Airpark	11,099	12,968	3,464	12,007	15,524	27,531	7,734	19,797	—
Village Center	3,885	14,131	8,815	5,480	21,351	26,831	8,649	18,182	—
Vons Circle Center	48,542	23,113	29	48,542	23,142	71,684	806	70,878	8,283
Walker Center	3,840	7,232	3,798	3,878	10,992	14,870	5,857	9,013	—
Walmart Norwalk	19,661	21,994	—	19,661	21,994	41,655	777	40,878	—
Waterstone Plaza	4,857	14,141	12	4,857	14,153	19,010	439	18,571	—
Welleby Plaza	1,496	7,787	1,276	1,496	9,063	10,559	7,003	3,556	—
Wellington Town Square	2,041	12,131	106	2,041	12,237	14,278	6,856	7,422	—
West Bird Plaza	11,748	19,779	8	11,748	19,787	31,535	632	30,903	—
West Lake Shopping Center	9,572	10,781	5	9,572	10,786	20,358	474	19,884	—
West Park Plaza	5,840	5,759	1,415	5,840	7,174	13,014	3,933	9,081	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land (3)	Building & Improvements (3)	Cost Capitalized Subsequent to Acquisition (2) (3)	Land (3)	Building & Improvements (3)	Total (3)	Accumulated Depreciation (3)	Net of Accumulated Depreciation (3)	Mortgages
Westbury Plaza	113,606	53,983	745	113,606	54,728	168,334	2,162	166,172	88,000
Westchase	5,302	8,273	509	5,302	8,782	14,084	3,279	10,805	6,286
Westchester Commons	3,366	11,751	10,802	4,894	21,025	25,919	6,483	19,436	—
Westchester Plaza	1,857	7,572	371	1,857	7,943	9,800	5,269	4,531	—
Westlake Plaza and Center	7,043	27,195	29,447	17,598	46,087	63,685	19,980	43,705	—
Westport Plaza	7,982	8,507	4	7,982	8,511	16,493	353	16,140	2,897
Westwood - Manor Care	12,736	2,493	—	12,736	2,493	15,229	54	15,175	—
Westwood Shopping Center	113,582	20,565	—	113,582	20,565	134,147	802	133,345	—
Westwood Village	19,933	25,301	(2,064)	18,723	24,447	43,170	12,001	31,169	—
Whole Foods at Swampscott	7,083	8,638	—	7,083	8,638	15,721	261	15,460	—
Williamsburg at Dunwoody	7,108	3,996	452	7,118	4,438	11,556	198	11,358	—
Willow Festival	1,954	56,501	1,553	1,954	58,054	60,008	12,883	47,125	39,505
Willows Oaks Crossing	7,325	7,847	—	7,325	7,847	15,172	1,095	14,077	—
Willows Shopping Center	48,848	80,917	382	48,876	81,271	130,147	2,258	127,889	—
Woodcroft Shopping Center	1,419	6,284	950	1,421	7,232	8,653	4,264	4,389	—
Woodman Van Nuy	5,500	7,195	293	5,500	7,488	12,988	3,747	9,241	—
Woodmen Plaza	7,621	11,018	761	7,621	11,779	19,400	10,292	9,108	—
Woodside Central	3,500	9,288	586	3,489	9,885	13,374	4,891	8,483	—
Young Circle Shopping Center	5,666	10,714	11	5,666	10,725	16,391	360	16,031	—

Total Corporate Assets	151	—	1,931	151	1,931	2,082	1,758	324	—
Land held for future development	62,103	135	9	62,061	144	62,205	9	62,196	—
Properties in Development	—	68,744	245,647	—	314,391	314,391	—	314,391	—
	$4,610,000	5,574,604	708,259	4,667,744	6,225,077	10,892,821	1,339,771	9,553,050	636,743

(1) See Item 2, Properties for geographic location and year each operating property was acquired.
(2) The negative balance for costs capitalized subsequent to acquisition could include out-parcels sold, provision for loss recorded, and demolition of part of the property for redevelopment.
(3) The initial and total cost of land, building and improvements, and related accumulated depreciation as of and for the year ended December 31, 2017, includes amounts subject to provisional accounting for shopping centers acquired from the Equity One merger, as discussed in Note 2.

See accompanying report of independent registered public accounting firm.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Schedule III - Consolidated Real Estate and Accumulated Depreciation, continued
December 31, 2017
(in thousands)
Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets, which are up to 40 years. The aggregate cost for federal income tax purposes was approximately $8.8 billion at December 31, 2017.
The changes in total real estate assets for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	2017	2016	2015
Beginning balance	$4,933,499	4,545,900	4,409,886
Acquired properties	5,772,265	370,010	39,850
Developments and improvements	273,871	148,904	174,972
Sale of properties	(86,814)	(126,855)	(78,808)
Provision for impairment	—	(4,460)	—
Ending balance	$10,892,821	4,933,499	4,545,900
The changes in accumulated depreciation for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	2017	2016	2015
Beginning balance	$1,124,391	1,043,787	933,708
Depreciation expense	222,395	115,355	119,475
Sale of properties	(7,015)	(32,791)	(9,396)
Provision for impairment	—	(1,960)	—
Ending balance	$1,339,771	1,124,391	1,043,787
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
Management's Report on Internal Control over Financial Reporting
The Parent Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Parent Company's management concluded that its internal control over financial reporting was effective as of December 31, 2017.
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
Changes in Internal Controls
Other than the integration of Equity One's operations into our control structure, there have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2017 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Operating Partnership's management concluded that its internal control over financial reporting was effective as of December 31, 2017.
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
Changes in Internal Controls
Other than the integration of Equity One's operations into our control structure, there have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2017 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B. Other Information
Not applicable

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2018 Annual Meeting of Stockholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).
Code of Ethics.
We have a code of ethics applicable to our Board of Directors, principal executive officers, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics may be found on our web site at www.regencycenters.com. We will post a notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

Item 11. Executive Compensation
Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2018 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (3)
Equity compensation plans approved by security holders	—	$—	1,502,643
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	1,502,643

(1) This column does not include 570,077 shares that may be issued pursuant to unvested restricted stock and performance share awards.
(2) The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.
(3) The Regency Centers Corporation 2011 Omnibus Incentive Plan, (“Omnibus Plan”), as approved by stockholders at our 2011 annual meeting, provides that an aggregate maximum of 4.1 million shares of our common stock are reserved for issuance under the Omnibus Plan.

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2018 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2018 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services
Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2018 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)    Financial Statements and Financial Statement Schedules:
Regency Centers Corporation and Regency Centers, L.P. 2017 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data.
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
1.    Underwriting Agreement

(a)
Form of Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and the parties listed below (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on May 17, 2017). The Equity Distribution Agreements listed below are substantially identical in all material respects to the Form of Equity Distribution Agreement, except for the identities of the parties, and have not been filed as exhibits to the Company’s 1934 Act reports pursuant to Instruction 2 to item 601 of Regulation S-K:

(i)	Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and Wells Fargo Securities, LLC;

(ii)	Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and J.P. Morgan Securities LLC;

(iii)	Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated;

(iv)	Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and BB&T Capital Markets, a division of BB&T Securities, LLC;

(v)	Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and BTIG, LLC;

(vi)	Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and RBC Capital Markets, LLC;

(vii)	Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and SunTrust Robinson Humphrey, Inc.; and

(viii)	Equity Distribution Agreement dated May 17, 2017 among Regency Centers Corporation, Regency Centers, L.P. and Mizuho Securities USA LLC.

(b)
Forward Master Confirmation, dated May 17, 2017, by and between Regency Centers Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed on May 17, 2017).

(c)
Forward Master Confirmation, dated May 17, 2017, by and between Regency Centers Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 1.3 to the Company’s Form 8-K filed on May 17, 2017).

(d)
Forward Master Confirmation, dated May 17, 2017, by and between Regency Centers Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 1.4 to the Company’s Form 8-K filed on May 17, 2017)

(e)
Forward Master Confirmation, dated May 17, 2017, by and between Regency Centers Corporation and Royal Bank of Canada (incorporated by reference to Exhibit 1.5 to the Company’s Form 8-K filed on May 17, 2017).

3.    Articles of Incorporation and Bylaws

(a)	Restated Articles of Incorporation of Regency Centers Corporation (amendment is incorporated by reference to Exhibit 3.A to the Company’s Form 10-Q filed on August 8, 2017).

(b)	Amended and Restated Bylaws of Regency Centers Corporation (amendment is incorporated by reference to Exhibit 3.B to the Company’s Form 10-Q filed on August 8, 2017).

(c)	Fifth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., (incorporated by reference to Exhibit 3(d) to the Company's Form 10-K filed on February 19, 2014).
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

(ii)
Second Supplemental Indenture dated as of June 2, 2010 to the Indenture dated as of December 5, 2001 between Regency Centers, L.P., Regency Centers Corporation, as guarantor, and U.S. Bank National Association, as successor to Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 3, 2010).

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

(c)
Indenture dated September 9, 1998 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed by IRT Property Company on September 15, 1998)

(i)
Supplemental Indenture No. 1, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.3 of Form 8-K filed by IRT Property Company on September 15, 1998)

(ii)
Supplemental Indenture No. 2, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.5 of Form 8-K filed by IRT Property Company on November 12, 1999)

(iii)
Supplemental Indenture No. 3, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Equity One, Inc. on February 20, 2003)

(iv)	Supplemental Indenture No. 5, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.1 of Form 10-Q filed by Equity One, Inc. on May 10, 2004)

(v)	Supplemental Indenture No. 6, dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.2 of Form 10-Q filed by Equity One, Inc. on August 5, 2005)

(vi)
Supplemental Indenture No. 8, dated December 30, 2005, between the Company and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.17 of Form 10-K filed by Equity One, Inc. on March 3, 2006)

(vii)
Supplemental Indenture No. 13, dated as of October 25, 2012, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Equity One, Inc. on October 25, 2012)

(d)
Supplemental Indenture No. 14, dated as of March 1, 2017, among Equity One, Inc., Regency Centers Corporation, Regency Centers, L.P., and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 1, 2017).

(e)
Supplemental Indenture No. 15, dated as of July 26, 2017, among Regency Centers Corporation, Regency Centers, L.P., and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 27, 2017).

(f)	Assumption Agreement, dated as of March 1, 2017, by Regency Centers Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 1, 2017)
10.    Material Contracts (~ indicates management contract or compensatory plan)

~(a)	Form of Stock Rights Award Agreement (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K filed on March 10, 2006).

~(b)	Form of 409A Amendment to Stock Rights Award Agreement (incorporated by reference to Exhibit 10(b)(i) to the Company's Form 10-K filed on March on 17, 2009).

~(c)	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10(c) to the Company's Form 10-K filed on March 10, 2006).

~(d)	Form of 409A Amendment to Stock Option Agreement (incorporated by reference to Exhibit 10(c)(i) to the Company's Form 10-K filed on March 17, 2009).

~(e)	Amended and Restated Deferred Compensation Plan dated May 6, 2003 (incorporated by reference to Exhibit 10(k) to the Company's Form 10-K filed on March 12, 2004).

~(f)	Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10(s) to the Company's Form 8-K filed on December 21, 2004).

~(g)	First Amendment to Regency Centers Corporation 2005 Deferred Compensation Plan dated December 2005 (incorporated by reference to Exhibit 10(q)(i) to the Company's Form 10-K filed on March 10, 2006).

~(h)	Second Amendment to the Regency Centers Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 14, 2011).

~(i)	Third Amendment to the Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 14, 2011).

~(j)	Regency Centers Corporation 2011 Omnibus Plan (incorporated by reference to Annex A to the Company's 2011 Annual Meeting Proxy Statement filed on March 24, 2011).

~(k)
Form of Director/Officer Indemnification Agreement (filed as an Exhibit to Pre-effective Amendment No. 2 to the Company's registration statement on Form S-11 filed on October 5, 1993 (33-67258), and incorporated by reference).

~(l)
Amended and Restated Severance and Change of Control Agreement dated as of April 27, 2017, by and between the Company and Martin E. Stein, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on May 10, 2017).

~(m)
Form of Amended and Restated Severance and Change of Control Agreement dated as of July 15, 2015 by and between the Company and Lisa Palmer (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on July 20, 2015).

~(n)
Form of Amended and Restated Severance and Change of Control Agreement dated as of July 15, 2015 by and between the Company and Dan M. Chandler, III (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed on July 20, 2015).

~(o)
Form of Amended and Restated Severance and Change of Control Agreement dated as of July 15, 2015 by and between the Company and James D. Thompson (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed on July 20, 2015).

(p)
Third Amended and Restated Credit Agreement dated as of September 7, 2011 by and among Regency Centers, , L.P., the Company, each of the financial institutions party thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 8, 2011).

(i)	First Amendment to Third Amended and Restated Credit Agreement dated September 13, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 9, 2012).

(ii)	Second Amendment to Third Amended and Restated Credit Agreement dated June 27, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 8, 2014).

(iii)	Third Amendment to Third Amended and Restated Credit Agreement dated May 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 18, 2015).

(iv)	Fourth Amendment to Third Amended and Restated Credit Agreement dated June 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 5, 2016).

(v)
Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of March 2, 2017, by and among Regency Centers, L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 2, 2017).

(q)
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

(vi)
Sixth Amendment to Term Loan Agreement, dated as of March 2, 2017, by and among Regency Centers L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on March 2, 2017).

(r)
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

(s)
Governance Agreement, dated as of November 14, 2016, by and among Regency Centers Corporation, Gazit Globe, Ltd. and certain of its affiliated entities (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Regency Centers Corporation with the SEC on November 15, 2016).

(t)
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
__________________________
+Submitted electronically with this Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2018	REGENCY CENTERS CORPORATION
	By:	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer

February 27, 2018	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27, 2018	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer
February 27, 2018	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)
February 27, 2018	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)
February 27, 2018	/s/ Joseph Azrack Joseph Azrack, Director
February 27, 2018	/s/ Raymond L Bank Raymond L Bank, Director
February 27, 2018	/s/ Bryce Blair Bryce Blair, Director
February 27, 2018	/s/ C. Ronald Blankenship C. Ronald Blankenship, Director
February 27, 2018	/s/ Mary Lou Fiala Mary Lou Fiala, Director
February 27, 2018	/s/ Peter Linneman Peter Linneman, Director
February 27, 2018	/s/ David P. O'Connor David P. O'Connor, Director
February 27, 2018	/s/ John C. Schweitzer John C. Schweitzer, Director
February 27, 2018	/s/ Thomas G. Wattles Thomas G. Wattles, Director