Form 10-Q
period 2018-03-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2018-05-07
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s common stock was 169,410,491 as of May 4, 2018.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2018, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”,"Regency Centers" or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of March 31, 2018, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
March 31, 2018 and December 31, 2017
(in thousands, except share data)

	2018	2017
Assets	(unaudited)
Real estate investments at cost:
Land, building and improvements	$10,768,379	10,578,430
Properties in development	179,123	314,391
	10,947,502	10,892,821
Less: accumulated depreciation	1,394,276	1,339,771
	9,553,226	9,553,050
Properties held for sale	8,742	—
Investments in real estate partnerships	448,257	386,304
Net real estate investments	10,010,225	9,939,354
Cash and cash equivalents	87,904	45,370
Restricted cash	5,732	4,011
Tenant and other receivables, net of allowance for doubtful accounts and straight-line rent reserves of $13,945 and $12,728 at March 31, 2018 and December 31, 2017, respectively	159,587	170,985
Deferred leasing costs, less accumulated amortization of $96,192 and $93,291 at March 31, 2018 and December 31, 2017, respectively	83,638	80,044
Acquired lease intangible assets, less accumulated amortization of $171,114 and $148,280 at March 31, 2018 and December 31, 2017, respectively	455,589	478,826
Other assets	431,181	427,127
Total assets	$11,233,856	11,145,717
Liabilities and Equity
Liabilities:
Notes payable	$3,276,888	2,971,715
Unsecured credit facilities	563,380	623,262
Accounts payable and other liabilities	212,515	234,272
Acquired lease intangible liabilities, less accumulated amortization of $68,123 and $56,550 at March 31, 2018 and December 31, 2017, respectively	527,264	537,401
Tenants’ security, escrow deposits and prepaid rent	48,428	46,013
Total liabilities	4,628,475	4,412,663
Commitments and contingencies	—	—
Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share, 220,000,000 shares authorized; 169,408,781 and 171,364,908 shares issued at March 31, 2018 and December 31, 2017, respectively	1,694	1,714
Treasury stock at cost, 372,712 and 366,628 shares held at March 31, 2018 and December 31, 2017, respectively	(18,756)	(18,307)
Additional paid in capital	7,746,427	7,873,104
Accumulated other comprehensive income (loss)	4,764	(6,289)
Distributions in excess of net income	(1,169,828)	(1,158,170)
Total stockholders’ equity	6,564,301	6,692,052
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $20,637 and $24,206 at March 31, 2018 and December 31, 2017, respectively	10,847	10,907
Limited partners’ interests in consolidated partnerships	30,233	30,095
Total noncontrolling interests	41,080	41,002
Total equity	6,605,381	6,733,054
Total liabilities and equity	$11,233,856	11,145,717
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2018	2017
Revenues:
Minimum rent	$201,392	141,240
Percentage rent	3,873	2,906
Recoveries from tenants and other income	64,270	45,279
Management, transaction, and other fees	7,158	6,706
Total revenues	276,693	196,131
Operating expenses:
Depreciation and amortization	88,525	60,053
Operating and maintenance	42,516	29,763
General and administrative	17,606	17,673
Real estate taxes	30,425	21,450
Other operating expenses (note 2)	1,632	71,512
Total operating expenses	180,704	200,451
Other expense (income):
Interest expense, net	36,785	27,199
Provision for impairment	16,054	—
Early extinguishment of debt	162	—
Net investment (income) loss, including unrealized losses (gains) of $384 and ($852) for the three months ended March 31, 2018 and 2017, respectively	(32)	(1,097)
Total other expense (income)	52,969	26,102
Income (loss) from operations before equity in income of investments in real estate partnerships	43,020	(30,422)
Equity in income of investments in real estate partnerships	10,349	9,342
Income tax expense of taxable REIT subsidiary	—	50
Income (loss) from operations	53,369	(21,130)
Gain on sale of real estate, net of tax	96	415
Net income (loss)	53,465	(20,715)
Noncontrolling interests:
Exchangeable operating partnership units	(111)	19
Limited partners’ interests in consolidated partnerships	(694)	(671)
Income attributable to noncontrolling interests	(805)	(652)
Net income (loss) attributable to the Company	52,660	(21,367)
Preferred stock dividends and issuance costs	—	(11,856)
Net income (loss) attributable to common stockholders	$52,660	(33,223)

Income (loss) per common share - basic	$0.31	(0.26)
Income (loss) per common share - diluted	$0.31	(0.26)
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended March 31,
	2018	2017
Net income (loss)	$53,465	(20,715)
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	9,505	(68)
Reclassification adjustment of derivative instruments included in net income	2,138	2,654
Unrealized (loss) gain on available-for-sale debt securities	(119)	32
Other comprehensive income	11,524	2,618
Comprehensive income (loss)	64,989	(18,097)
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	805	652
Other comprehensive income attributable to noncontrolling interests	483	65
Comprehensive income attributable to noncontrolling interests	1,288	717
Comprehensive income (loss) attributable to the Company	$63,701	(18,814)
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the three months ended March 31, 2018 and 2017 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$325,000	1,045	(17,062)	3,294,923	(18,346)	(994,259)	2,591,301	(1,967)	35,168	33,201	2,624,502
Net loss	—	—	—	—	—	(21,367)	(21,367)	(19)	671	652	(20,715)
Other comprehensive loss	—	—	—	—	2,555	—	2,555	2	63	65	2,620
Deferred compensation plan, net	—	—	(411)	412	—	—	1	—	—	—	1
Restricted stock issued, net of amortization	—	2	—	3,731	—	—	3,733	—	—	—	3,733
Common stock redeemed for taxes withheld for stock based compensation, net	—	(1)	—	(18,219)	—	—	(18,220)	—	—	—	(18,220)
Common stock issued under dividend reinvestment plan	—	—	—	301	—	—	301	—	—	—	301
Common stock issued, net of issuance costs	—	655	—	4,479,031	—	—	4,479,686	—	—	—	4,479,686
Redemption of preferred stock	(250,000)	—	—	8,615	—	(8,615)	(250,000)	—	—	—	(250,000)
Contributions from partners	—	—	—	—	—	—	—	—	153	153	153
Distributions to partners	—	—	—	—	—	—	—	—	(838)	(838)	(838)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(3,241)	(3,241)	—	—	—	(3,241)
Common stock/unit ($0.510 per share)	—	—	—	—	—	(53,400)	(53,400)	(79)	—	(79)	(53,479)
Balance at March 31, 2017	$75,000	1,701	(17,473)	7,768,794	(15,791)	(1,080,882)	6,731,349	(2,063)	35,217	33,154	6,764,503

Balance at December 31, 2017	$—	1,714	(18,307)	7,873,104	(6,289)	(1,158,170)	6,692,052	10,907	30,095	41,002	6,733,054
Adjustment due to change in accounting policy (note 1)	—	—	—	—	12	30,889	30,901	—	2	2	30,903
Adjusted balance at December 31, 2017	—	1,714	(18,307)	7,873,104	(6,277)	(1,127,281)	6,722,953	10,907	30,097	41,004	6,763,957
Net income	—	—	—	—	—	52,660	52,660	111	694	805	53,465
Other comprehensive income	—	—	—	—	11,041	—	11,041	23	460	483	11,524
Deferred compensation plan, net	—	—	(449)	446	—	—	(3)	—	—	—	(3)
Restricted stock issued, net of amortization	—	1	—	4,120	—	—	4,121	—	—	—	4,121
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(6,643)	—	—	(6,643)	—	—	—	(6,643)
Common stock repurchased and retired	—	(21)	—	(124,968)	—	—	(124,989)	—	—	—	(124,989)
Common stock issued under dividend reinvestment plan	—	—	—	358	—	—	358	—	—	—	358
Common stock issued, net of issuance costs	—	—	—	10	—	—	10	—	—	—	10
Distributions to partners	—	—	—	—	—	—	—	—	(1,018)	(1,018)	(1,018)
Cash dividends declared:
Common stock/unit ($0.555 per share)	—	—	—	—	—	(95,207)	(95,207)	(194)	—	(194)	(95,401)
Balance at March 31, 2018	$—	1,694	(18,756)	7,746,427	4,764	(1,169,828)	6,564,301	10,847	30,233	41,080	6,605,381
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2018 and 2017
(in thousands)
(unaudited)

	2018	2017
Cash flows from operating activities:
Net income (loss)	$53,465	(20,715)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,525	60,053
Amortization of deferred loan cost and debt premium	2,471	2,459
(Accretion) and amortization of above and below market lease intangibles, net	(8,181)	(3,484)
Stock-based compensation, net of capitalization	3,397	12,131
Equity in income of investments in real estate partnerships	(10,349)	(9,342)
Gain on sale of real estate, net of tax	(96)	(415)
Provision for impairment	16,054	—
Early extinguishment of debt	162	—
Distribution of earnings from operations of investments in real estate partnerships	13,319	12,784
Deferred income tax benefit	—	(87)
Loss on derivative instruments	—	—
Deferred compensation expense	40	1,062
Realized and unrealized gain on investments	(30)	(1,064)
Changes in assets and liabilities:
Accounts receivable, net	8,955	8,974
Straight-line rent receivables, net	(4,659)	(3,439)
Deferred leasing costs	(1,189)	(1,355)
Other assets	(476)	(2,657)
Accounts payable and other liabilities	(13,793)	(24,370)
Tenants’ security, escrow deposits and prepaid rent	2,253	2,121
Net cash provided by operating activities	149,868	32,656
Cash flows from investing activities:
Acquisition of operating real estate	(20,071)	—
Acquisition of Equity One, net of cash and restricted cash acquired of $72,784	—	(648,707)
Real estate development and capital improvements	(51,968)	(63,257)
Proceeds from sale of real estate investments	3,227	1,683
Issuance of notes receivable	(462)	(510)
Investments in real estate partnerships	(39,330)	(1,688)
Distributions received from investments in real estate partnerships	2,328	25,428
Dividends on investment securities	71	55
Acquisition of securities	(7,543)	(3,334)
Proceeds from sale of securities	6,542	3,815
Net cash used in investing activities	(107,206)	(686,515)
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(6,755)	(18,275)
Common shares repurchased through share repurchase program	(124,989)	—
Proceeds from sale of treasury stock	99	76
Redemption of preferred stock and partnership units	—	(250,000)
Distributions to limited partners in consolidated partnerships, net	(1,018)	(786)
Distributions to exchangeable operating partnership unit holders	(194)	(79)
Dividends paid to common stockholders	(94,849)	(53,289)
Dividends paid to preferred stockholders	—	(3,241)
Proceeds from issuance of fixed rate unsecured notes, net	299,511	646,424
Proceeds from unsecured credit facilities	185,000	740,000
Repayment of unsecured credit facilities	(245,000)	(360,000)
Proceeds from notes payable	1,740	1,577
Repayment of notes payable	—	(11,422)
Scheduled principal payments	(2,773)	(1,367)
Payment of loan costs	(9,179)	(8,796)
Net cash provided by financing activities	1,593	680,822
Net increase in cash and cash equivalents and restricted cash	44,255	26,963
Cash and cash equivalents and restricted cash at beginning of the period	49,381	17,879
Cash and cash equivalents and restricted cash at end of the period	$93,636	44,842

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2018, and 2017
(in thousands)
(unaudited)

	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,179 and $1,061 in 2018 and 2017, respectively)	$30,467	7,687
Cash received for income tax refunds, net of payments	$407	—
Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate	$9,700	—
Common stock issued under dividend reinvestment plan	$358	301
Stock-based compensation capitalized	$837	778
Contributions from limited partners in consolidated partnerships, net	$—	100
Common stock issued for dividend reinvestment in trust	$205	177
Contribution of stock awards into trust	$637	929
Distribution of stock held in trust	$317	4,114
Change in fair value of debt securities available-for-sale	$(128)	32
Equity One Merger:
Notes payable assumed in Equity One merger, at fair value	$—	757,399
Common stock exchanged for Equity One shares	$—	4,471,808
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
March 31, 2018 and December 31, 2017
(in thousands, except unit data)

	2018	2017
Assets	(unaudited)
Real estate investments at cost:
Land, building and improvements	$10,768,379	10,578,430
Properties in development	179,123	314,391
	10,947,502	10,892,821
Less: accumulated depreciation	1,394,276	1,339,771
	9,553,226	9,553,050
Properties held for sale	8,742	—
Investments in real estate partnerships	448,257	386,304
Net real estate investments	10,010,225	9,939,354
Cash and cash equivalents	87,904	45,370
Restricted cash	5,732	4,011
Tenant and other receivables, net of allowance for doubtful accounts and straight-line rent reserves of $13,945 and $12,728 at March 31, 2018 and December 31, 2017, respectively	159,587	170,985
Deferred leasing costs, less accumulated amortization of $96,192 and $93,291 at March 31, 2018 and December 31, 2017, respectively	83,638	80,044
Acquired lease intangible assets, less accumulated amortization of $171,114 and $148,280 at March 31, 2018 and December 31, 2017, respectively	455,589	478,826
Other assets	431,181	427,127
Total assets	$11,233,856	11,145,717
Liabilities and Capital
Liabilities:
Notes payable	$3,276,888	2,971,715
Unsecured credit facilities	563,380	623,262
Accounts payable and other liabilities	212,515	234,272
Acquired lease intangible liabilities, less accumulated amortization of $68,123 and $56,550 at March 31, 2018 and December 31, 2017, respectively	527,264	537,401
Tenants’ security, escrow deposits and prepaid rent	48,428	46,013
Total liabilities	4,628,475	4,412,663
Commitments and contingencies	—	—
Capital:
Partners’ capital:
General partner; 169,408,781 and 171,364,908 units outstanding at March 31, 2018 and December 31, 2017, respectively	6,559,537	6,698,341
Limited partners; 349,902 units outstanding at March 31, 2018 and December 31, 2017	10,847	10,907
Accumulated other comprehensive income (loss)	4,764	(6,289)
Total partners’ capital	6,575,148	6,702,959
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	30,233	30,095
Total noncontrolling interests	30,233	30,095
Total capital	6,605,381	6,733,054
Total liabilities and capital	$11,233,856	11,145,717
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended March 31,
	2018	2017
Revenues:
Minimum rent	$201,392	141,240
Percentage rent	3,873	2,906
Recoveries from tenants and other income	64,270	45,279
Management, transaction, and other fees	7,158	6,706
Total revenues	276,693	196,131
Operating expenses:
Depreciation and amortization	88,525	60,053
Operating and maintenance	42,516	29,763
General and administrative	17,606	17,673
Real estate taxes	30,425	21,450
Other operating expenses (note 2)	1,632	71,512
Total operating expenses	180,704	200,451
Other expense (income):
Interest expense, net	36,785	27,199
Provision for impairment	16,054	—
Early extinguishment of debt	162	—
Net investment (income) loss, including unrealized losses (gains) of $384 and ($852) for the three months ended March 31, 2018 and 2017, respectively	(32)	(1,097)
Total other expense (income)	52,969	26,102
Income (loss) from operations before equity in income of investments in real estate partnerships	43,020	(30,422)
Equity in income of investments in real estate partnerships	10,349	9,342
Income tax expense of taxable REIT subsidiary	—	50
Income (loss) from operations	53,369	(21,130)
Gain on sale of real estate, net of tax	96	415
Net income (loss)	53,465	(20,715)
Limited partners’ interests in consolidated partnerships	(694)	(671)
Net income (loss) attributable to the Partnership	52,771	(21,386)
Preferred unit distributions and issuance costs	—	(11,856)
Net income (loss) attributable to common unit holders	$52,771	(33,242)

Income (loss) per common unit - basic	$0.31	(0.26)
Income (loss) per common unit - diluted	$0.31	(0.26)
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended March 31,
	2018	2017
Net income (loss)	$53,465	(20,715)
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	9,505	(68)
Reclassification adjustment of derivative instruments included in net income	2,138	2,654
Unrealized (loss) gain on available-for-sale debt securities	(119)	32
Other comprehensive income	11,524	2,618
Comprehensive income (loss)	64,989	(18,097)
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	694	671
Other comprehensive income (loss) attributable to noncontrolling interests	459	63
Comprehensive income attributable to noncontrolling interests	1,153	734
Comprehensive income (loss) attributable to the Partnership	$63,836	(18,831)
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the three months ended March 31, 2018 and 2017 (in thousands) (unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2016	$2,609,647	(1,967)	(18,346)	2,589,334	35,168	2,624,502
Net loss	(21,367)	(19)	—	(21,386)	671	(20,715)
Other comprehensive loss	—	2	2,555	2,557	63	2,620
Contributions from partners	—	—	—	—	153	153
Distributions to partners	(53,400)	(79)	—	(53,479)	(838)	(54,317)
Preferred unit distributions	(3,241)	—	—	(3,241)	—	(3,241)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	3,733	—	—	3,733	—	3,733
Redemption of preferred stock	(250,000)	—	—	(250,000)	—	(250,000)
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	4,461,767	—	—	4,461,767	—	4,461,767
Balance at March 31, 2017	6,747,139	(2,063)	(15,791)	6,729,285	35,217	6,764,502

Balance at December 31, 2017	6,698,341	10,907	(6,289)	6,702,959	30,095	6,733,054
Adjustment due to change in accounting policy (note 1)	30,889	—	12	30,901	2	30,903
Adjusted balance at December 31, 2017	6,729,230	10,907	(6,277)	6,733,860	30,097	6,763,957
Net income	52,660	111	—	52,771	694	53,465
Other comprehensive income	—	23	11,041	11,064	460	11,524
Deferred compensation plan, net	(3)	—	—	(3)	—	(3)
Distributions to partners	(95,207)	(194)	—	(95,401)	(1,018)	(96,419)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	4,121	—	—	4,121	—	4,121
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(124,989)	—	—	(124,989)	—	(124,989)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	(6,275)	—	—	(6,275)	—	(6,275)
Balance at March 31, 2018	$6,559,537	10,847	4,764	6,575,148	30,233	6,605,381
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2018 and 2017
(in thousands)
(unaudited)

	2018	2017
Cash flows from operating activities:
Net income (loss)	$53,465	(20,715)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,525	60,053
Amortization of deferred loan cost and debt premium	2,471	2,459
(Accretion) and amortization of above and below market lease intangibles, net	(8,181)	(3,484)
Stock-based compensation, net of capitalization	3,397	12,131
Equity in income of investments in real estate partnerships	(10,349)	(9,342)
Gain on sale of real estate, net of tax	(96)	(415)
Provision for impairment	16,054	—
Early extinguishment of debt	162	—
Distribution of earnings from operations of investments in real estate partnerships	13,319	12,784
Deferred income tax benefit	—	(87)
Loss on derivative instruments	—	—
Deferred compensation expense	40	1,062
Realized and unrealized gain on investments	(30)	(1,064)
Changes in assets and liabilities:
Accounts receivable, net	8,955	8,974
Straight-line rent receivables, net	(4,659)	(3,439)
Deferred leasing costs	(1,189)	(1,355)
Other assets	(476)	(2,657)
Accounts payable and other liabilities	(13,793)	(24,370)
Tenants’ security, escrow deposits and prepaid rent	2,253	2,121
Net cash provided by operating activities	149,868	32,656
Cash flows from investing activities:
Acquisition of operating real estate	(20,071)	—
Acquisition of Equity One, net of cash and restricted cash acquired of $72,784	—	(648,707)
Real estate development and capital improvements	(51,968)	(63,257)
Proceeds from sale of real estate investments	3,227	1,683
Issuance of notes receivable	(462)	(510)
Investments in real estate partnerships	(39,330)	(1,688)
Distributions received from investments in real estate partnerships	2,328	25,428
Dividends on investment securities	71	55
Acquisition of securities	(7,543)	(3,334)
Proceeds from sale of securities	6,542	3,815
Net cash used in investing activities	(107,206)	(686,515)
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(6,755)	(18,275)
Common units repurchased through share repurchase program	(124,989)	—
Proceeds from sale of treasury stock	99	76
Redemption of preferred partnership units	—	(250,000)
Distributions (to) from limited partners in consolidated partnerships, net	(1,018)	(786)
Distributions to partners	(95,043)	(53,368)
Distributions to preferred unit holders	—	(3,241)
Proceeds from issuance of fixed rate unsecured notes, net	299,511	646,424
Proceeds from unsecured credit facilities	185,000	740,000
Repayment of unsecured credit facilities	(245,000)	(360,000)
Proceeds from notes payable	1,740	1,577
Repayment of notes payable	—	(11,422)
Scheduled principal payments	(2,773)	(1,367)
Payment of loan costs	(9,179)	(8,796)
Net cash provided by financing activities	1,593	680,822
Net increase in cash and cash equivalents and restricted cash	44,255	26,963
Cash and cash equivalents and restricted cash at beginning of the period	49,381	17,879
Cash and cash equivalents and restricted cash at end of the period	$93,636	44,842

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2018, and 2017
(in thousands)
(unaudited)

	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,179 and $1,061 in 2018 and 2017, respectively)	$30,467	7,687
Cash received for income tax refunds, net of payments	$407	—
Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate	$9,700	—
Common stock issued by Parent Company for dividend reinvestment plan	$358	301
Stock-based compensation capitalized	$837	778
Contributions from limited partners in consolidated partnerships, net	$—	100
Common stock issued for dividend reinvestment in trust	$205	177
Contribution of stock awards into trust	$637	929
Distribution of stock held in trust	$317	4,114
Change in fair value of debt securities available-for-sale	$(128)	32
Equity One Merger:
Notes payable assumed in Equity One merger, at fair value	$—	757,399
General partner units issued to Parent Company for common stock exchanged for Equity One shares	$—	4,471,808
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

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
As of March 31, 2018, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 311 retail shopping centers and held partial interests in an additional 118 retail shopping centers through unconsolidated investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").
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
Ownership of the Operating Partnership
The Operating Partnership’s capital includes general and limited common Partnership Units. As of March 31, 2018, the Parent Company owned approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership with the remaining limited common Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company’s only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.
Real Estate Partnerships
As of March 31, 2018, Regency had a partial ownership interest in 129 properties through partnerships, of which 11 are consolidated. Regency's partners include institutional investors, other real estate developers and/or operators, and individual parties who had a role in Regency sourcing transactions for development and investment (the "Partners" or "limited partners"). Regency has a variable interest in these entities through its equity interests. As managing member, Regency maintains the books and records and typically provides leasing and property management to the partnerships. The partners’ level of involvement varies from protective decisions (debt, bankruptcy, selling primary asset(s) of the business) to involvement in approving leases, operating budgets, and capital budgets.

•	Those partnerships for which the Partners only have protective rights are considered VIEs under ASC 810, Consolidation. Regency is the primary beneficiary of these VIEs as Regency has power

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

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

◦	Those partnerships in which Regency has a controlling financial interest are consolidated; and the limited partners’ ownership interest and share of net income is recorded as noncontrolling interest.

◦
Those partnerships in which Regency does not have a controlling financial interest are accounted for using the equity method, and its ownership interest is recognized through single-line presentation as Investments in real estate partnerships in the Consolidated Balance Sheets, and Equity in income of investments in real estate partnerships in the Consolidated Statements of Operations. Cash distributions of earnings from operations from investments in real estate partnerships are presented in cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows. Cash distributions from the sale of a property or loan proceeds received from the placement of debt on a property included in investments in real estate partnerships are presented in cash flows provided by investing activities in the accompanying Consolidated Statements of Cash Flows. Distributed proceeds from debt refinancing and real estate sales in excess of Regency's carrying value of its investment has resulted in a negative investment balance for one partnership, which is recorded within accounts payable and other liabilities in the Consolidated Balance Sheets.

◦
The net difference in the carrying amount of investments in real estate partnerships and the underlying equity in net assets is accreted to income and recorded in equity in income of investments in real estate partnerships in the accompanying Consolidated Statements of Operations over the expected useful lives of the properties and other intangible assets, which range in lives from 10 to 40 years.

The assets of these partnerships are restricted to the use of the partnerships and cannot be used by general creditors of the Company. And similarly, the obligations of the partnerships can only be settled by the assets of these partnerships.
The major classes of assets, liabilities, and non-controlling equity interests held by the Company's VIEs, exclusive of the Operating Partnership as a whole, are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Assets
Net real estate investments	$185,118	172,736
Cash and cash equivalents	4,733	4,993
Liabilities
Notes payable	18,296	16,551
Equity
Limited partners’ interests in consolidated partnerships	17,658	17,572
Revenues and Tenant and Other Receivables
On January 1, 2018, the Company adopted the new accounting guidance for revenue recognition (Topic 606 Revenue from Contracts with Customers, “Topic 606”), as discussed further in the section below, Recent Accounting Pronouncements. Upon adoption of the new standard, certain of the Company's significant accounting policies subject to Topic 606 have been updated.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

The Company adopted Topic 606 on January 1, 2018, using a modified retrospective approach and applied the transition practical expedients allowed by the standard.  Additionally, the Company applied the practical expedient related to the remaining performance obligations, because all of its performance obligations are satisfied at a point in time, are part of a contract that has an original expected duration of one year or less, or are considered to be a series of performance obligations where variable consideration is allocated entirely to a wholly unsatisfied distinct day of service that forms part of the series, such that the Company does not need to estimate variable consideration to recognize revenue.
Subsequent to the adoption of Topic 606, the Company recognizes revenue when or as control of the promised services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The following is a description of the Company's revenue from contracts with customers which is in the scope of Topic 606.
Property and Asset Management Services

The Company is engaged under agreements with its joint venture partnerships, which are generally perpetual in nature and cancellable through unanimous partner approval, absent an event of default. Under these agreements, the Company is to provide asset management, property management, and leasing services for the joint ventures' shopping centers. The fees are market-based, generally calculated as a percentage of either revenues earned or the estimated values of the properties managed or the proceeds received, and are recognized over the monthly or quarterly periods as services are rendered. Property management and asset management services represent a series of distinct daily services under the new revenue standard. Accordingly, the Company satisfies its performance obligation as service is rendered each day and the variability associated with that compensation is resolved each day. Amounts due from the partnerships for such services are paid during the month following the monthly or quarterly service periods.
Several of the Company’s partnership agreements provide for incentive payments, generally referred to as “promotes” or “earnouts,” to Regency for appreciation in property values in Regency's capacity as manager. The terms of these promotes are based on appreciation in real estate value over designated time intervals. The Company evaluates its expected promote payout at each reporting period, which generally does not result in revenue recognition until the measurement period has completed, when the amount can be reasonably determined and the amount is not probable of significant reversal.
Leasing Services

Leasing service fees are based on a percentage of the total rent due under the lease. The leasing service is considered performed upon successful execution of an acceptable tenant lease for the joint ventures’ shopping centers, at which time revenue is recognized. Payment of the first half of the fee is generally due upon lease execution and the second half is generally due upon tenant opening or rent payments commencing.
Transaction Services

The Company also receives transaction fees, as contractually agreed upon with each joint venture, which include acquisition fees, disposition fees, and financing service fees. Control of these services is generally transferred to the customer at the time the related transaction closes, which is the point in time when the Company recognizes the related fees. Any unpaid amounts related to transaction-based fees are included in Accounts receivable.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

All income from contracts with the Company's real estate partnerships is included within Management, transaction and other fees on the Consolidated Statements of Operations, as follows for the three months ended March 31:

(in thousands)	Timing of satisfaction of performance obligations	2018	2017
Property management services	Over time	$3,768	3,418
Asset management services	Over time	1,703	1,789
Leasing services	Point in time	685	829
Other transaction fees	Point in time	1,002	670
Total management, transaction, and other fees		$7,158	6,706
The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $9.3 million and $8.7 million, as of March 31, 2018 and December 31, 2017, respectively.
Real Estate Sales
On January 1, 2018, the Company adopted the new accounting guidance for sales of nonfinancial assets (“Subtopic 610-20”), as discussed further in the section below, Recent Accounting Pronouncements. Upon adoption of the new standard, the Company's accounting policy for real estate sales subject to Subtopic 610-20 has been updated. The Company now derecognizes real estate and recognizes a gain or loss on sales of real estate when a contract exists and control of the property has transferred to the buyer. Control of the property, including controlling financial interest, is generally considered to transfer upon closing through transfer of the legal title and possession of the property. Any retained non-controlling interest is measured at fair value. This change in accounting policy resulted in the recognition, through opening retained earnings on January 1, 2018, of $30.9 million of previously deferred gains from property sales to the Company's Investments in real estate partnerships.
Goodwill
Goodwill represents the excess of the purchase price consideration for the Equity One merger over the fair value of the assets acquired and liabilities assumed, and reflects expected synergies from combining Regency's and Equity One's operations. The Company accounts for goodwill in accordance with the Intangibles - Goodwill and Other Topic of the FASB ASC 350, and allocates its goodwill to its reporting units, which have been determined to be at the individual property level. The Company performs an impairment evaluation of its goodwill at least annually, in November of each year, or more frequently as triggers occur.
The goodwill impairment evaluation may be completed through a qualitative or quantitative approach. Under a qualitative approach, the impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, including goodwill. If a qualitative approach indicates it is more likely-than-not that the estimated carrying value of a reporting unit (including goodwill) exceeds its fair value, or if the Company chooses to bypass the qualitative approach for any reporting unit, the Company will perform the quantitative approach described below.
The quantitative approach consists of estimating the fair value of each reporting unit using discounted projected future cash flows and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, the Company would then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

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
January 2018
The Company adopted this ASU on January 1, 2018, using a modified retrospective transition method, which resulted in an immaterial adjustment to opening retained earnings and accumulated other comprehensive income for previously recognized hedge ineffectiveness from off-market hedges.

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

January 2018
The Company's adoption of this standard did not have a material impact on its results of operations, financial condition or cash flows as the company has an immaterial amount of equity securities within the scope of this standard.
The adoption resulted in reduced disclosure requirements around methodology and significant assumptions used in fair value measurements.

ASU 2016-15, August 2016, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. Early adoption is permitted on a retrospective basis.	January 2018	The adoption of this ASU did not result in a change to the Company's cash flow statement.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2016-18, November 2016, Statement of Cash Flows (Topic 230): Restricted Cash
This ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. The amendments in this ASU should be applied using a retrospective transition method to each period presented.

January 2018
The adoption of this ASU resulted in a change to the classification and presentation of changes in restricted cash on its cash flow statement, which was not material. There was no change to the Company's financial condition or results of operations as a result of adopting this ASU.

Upon adoption, and for the three months ended March 31, 2017, net cash provided by operating activities decreased by $67,000 and net cash used in investing activities decreased by $3.4 million, with a corresponding increase in cash and cash equivalents, and restricted cash within the Consolidated Statements of Cash Flows.

ASU 2017-05, February 2017, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (Subtopic 610-20)
ASU 2017-05 clarifies that ASC 610-20 applies to all nonfinancial assets (including real estate) for which the counterparty is not a customer and requires an entity to derecognize a nonfinancial asset in a partial sale transaction when it ceases to have a controlling financial interest in the asset and has transferred control of the asset. Once an entity transfers control of the nonfinancial asset, the entity is required to measure any non-controlling interest it receives or retains at fair value.

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

January 2018
Sales of real estate assets are now accounted for under Subtopic 610-20, which provides for revenue recognition based on transfer of control.

For normal arms length property sales to unrelated parties, where Regency has no retained interest in the property, the Company will continue to recognize the full gain or loss upon transfer of control. For property sales in which Regency retains a noncontrolling interest in the property, fair value recognition for the retained noncontrolling interest is now required, which will result in full gain recognition upon loss of control.

The Company applied the modified retrospective adoption method, and recognized through opening retained earnings $30.9 million of previously deferred gains from property sales to entities in which Regency had continuing involvement, resulting in a corresponding increase to the value of the Company's investment in those partnerships.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

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

ASU 2016-10, April 2016, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

ASU 2016-12, May 2016, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

ASU 2016-19, December 2016, Technical Corrections and Improvements

ASU 2016-20, December 2016, Technical Corrections and Improvements to Topic 606 Revenue from Contracts With Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"). The objective of Topic 606 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. It supersedes most of the existing revenue guidance, including industry-specific guidance. The core principal of this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying Topic 606, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized.

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
January 2018
 The Company utilized the modified retrospective method of adoption, applying the standard to only 2018, and not restating prior periods presented in future financial statements.

The majority of the Company's revenue originates from lease contracts and will be subject to Topic 842 to be adopted in January 2019.

Beyond revenue from lease contracts, the Company's primary revenue stream, subject to Topic 606 is Management, transaction, and other fees from the Company's real estate partnerships, primarily in the form of property management services, asset management services, and leasing services. The Company evaluated all partnership service relationships and did not identify any changes in the timing or amount of revenue recognition from these revenue streams.

The adoption of Topic 606 resulted in additional disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

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
Upon adoption, the Company will recognize lease obligations for its ground and office leases with a corresponding right of use asset. The Company will continue to recognize a single lease expense for its existing operating leases, currently included in Operating and maintenance expenses and General and administrative expenses, respectively, in the Consolidated Statements of Operations. Ground leases entered or acquired subsequent to the adoption date will likely be considered finance leases, which will result in a slightly accelerated impact to earnings reflected in amortization expense and interest expense.
Capitalization of internal leasing costs and legal costs will no longer be permitted upon the adoption of this standard, which will result in an increase in Total operating expenses in the Consolidated Statements of Operations in the period of adoption and prospectively.

Historic capitalization of internal leasing costs was $1.3 million and $10.4 million during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

Historic capitalization of legal costs was $0.4 million and $1.2 million during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, including our pro rata share recognized through Equity in income of investments in real estate partnerships.

The Company will continue its evaluation of the accounting standard, additional impacts of adoption, and changes in presentation and disclosure requirements.

ASU 2016-13, June 2016, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

This ASU also applies to how the Company determines its allowance for doubtful accounts on tenant receivables.
		January 2020	The Company is evaluating the alternative methods of adoption and the impact it will have on its financial statements and related disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

2.	Real Estate Investments
The following table details the components of Land, building and improvements in the Consolidated Balance Sheets:

(in thousands)	March 31, 2018	December 31, 2017
Land	$4,240,213	4,235,032
Land improvements	596,729	556,140
Buildings	5,088,332	4,999,378
Building and tenant improvements	843,105	787,880
Total Land, building and improvements	$10,768,379	10,578,430
Acquisitions
The following table details the shopping centers acquired or land acquired or leased for development:

(in thousands)		Three months ended March 31, 2018
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/2/18	Ballard in Blocks I	Seattle, WA	Operating	49.9%	$54,500	—	3,668	2,350
1/2/18	Ballard in Blocks II	Seattle, WA	Development	49.9%	4,000	—	—	—
1/5/18	Metuchen	Metuchen, NJ	Operating	20%	33,830	—	3,147	1,905
1/10/18	Hewlett Crossing I & II	Hewlett, NY	Operating	100%	30,900	9,700	3,114	1,868
Total property acquisitions					$123,230	9,700	9,929	6,123

(in thousands)		Three months ended March 31, 2017
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
3/6/17	The Field at Commonwealth	Chantilly, VA	Development	100%	$9,500	—	—	—
3/8/17	Pinecrest Place (1)	Miami, FL	Development	100%	—	—	—	—
Total property acquisitions					$9,500	—	—	—
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
March 31, 2018

As part of the merger, Regency acquired 121 properties, including 8 properties held through co-investment partnerships. The consolidated net assets and results of operations of Equity One are included in the consolidated financial statements from the closing date, March 1, 2017.
Final Purchase Price Allocation of Merger
The Equity One merger has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values, and allows a measurement period, not to exceed one year from the acquisition date, to finalize the acquisition date fair values.
The acquired assets and assumed liabilities of an acquired operating property generally include, but are not limited to: land, buildings and improvements, identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, and value of acquired in-place leases. This methodology requires estimating an “as-if vacant” fair value of the physical property, which includes land, building, and improvements and also determining the estimated fair value of identifiable intangible assets and liabilities, considering the following categories: (i) value of in-place leases, and (ii) above and below-market value of in-place leases, and deferred taxes related to the book tax difference created through purchase accounting. The excess of the purchase price consideration over the fair value of assets acquired and liabilities assumed results in goodwill in the business combination, which reflects expected synergies from combining Regency's and Equity One's operations and the deferred tax liability at one of the acquired taxable REIT subsidiaries. The goodwill is not deductible for tax purposes.
The fair value of the acquired operating properties is based on a valuation prepared by Regency with assistance of a third party valuation specialist. The third party used stabilized NOI and market specific capitalization and discount rates as the primary inputs in determining the fair value of the real estate assets. Management reviewed the inputs used by the third party specialist as well as the allocation of the purchase price to ensure reasonableness and that the procedures were performed in accordance with management's policy. Management and the third party valuation specialist have prepared their fair value estimates for each of the operating properties acquired, and completed the purchase price allocation during the measurement period, which ended during the three months ended March 31, 2018, resulting in an immaterial adjustment to the purchase price allocation.
The following table summarizes the final purchase price allocation based on the Company's valuation, including estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed:

(in thousands)	Final Purchase Price Allocation
Land	$2,865,053
Building and improvements	2,619,163
Properties in development	68,744
Properties held for sale	19,600
Investments in unconsolidated real estate partnerships	99,666
Real estate assets	5,672,226
Cash, accounts receivable and other assets	112,909
Intangible assets	458,877
Goodwill	332,384
Total assets acquired	6,576,396
Notes payable	757,399
Accounts payable, accrued expenses, and other liabilities	122,217
Lease intangible liabilities	503,675
Total liabilities assumed	1,383,291
Total purchase price	$5,193,105

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

The following table details the weighted average amortization and net accretion periods, in years, of the major classes of intangible assets and intangible liabilities arising from the Equity One merger:

(in years)	Weighted Average Amortization / Accretion Period
Assets:
In-place leases	10.8
Above-market leases	7.8
Below-market ground leases	55.3
Liabilities:
Below-market leases	24.9
Pro forma Information (unaudited)
The following unaudited pro forma financial data includes the incremental revenues, operating expenses, depreciation and amortization, and costs of the Equity One acquisition as if it had occurred on January 1, 2016:

		Three months ended March 31,
(in thousands, except per share data)		2017
Total revenues		265,174
Income from operations	(1)	67,397
Net income attributable to common stockholders	(1)	54,809
Income per common share - basic		0.32
Income per common share - diluted		0.32
(1) The pro forma earnings for the three months ended March 31, 2017, were adjusted to exclude $92.7 million of merger costs.
The pro forma financial data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

3.    Property Dispositions
Dispositions
The following table provides a summary of consolidated shopping centers and land parcels disposed of:

	Three months ended March 31,
(in thousands)	2018	2017
Net proceeds from sale of real estate investments	$3,227	$1,749
Gain on sale of real estate, net of tax	$96	$415
Provision for impairment of real estate sold	$374	$—
Number of operating properties sold	1	—
Number of land parcels sold	—	2
Percent interest sold	100%	100%

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

4.    Other Assets
The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets:

(in thousands)	March 31, 2018	December 31, 2017
Goodwill	$330,716	331,884
Investments	42,483	41,636
Prepaid and other	20,218	30,332
Derivative assets	22,447	14,515
Furniture, fixtures, and equipment, net	6,891	6,123
Deferred financing costs, net	8,426	2,637
Total other assets	$431,181	427,127
The following table presents the goodwill balances and activity during the year to date periods ended:

(in thousands)	March 31, 2018	December 31, 2017
Beginning of year balance	$331,884	—
Goodwill resulting from Equity One merger	500	331,884
Goodwill allocated to properties sold	(253)	—
Impairment losses associated with properties held and used (1)	(1,415)	—
End of period balance	$330,716	331,884
(1) See note 7, Fair value measurements, for additional information about the impairment loss associated with properties held and used.

5.    Notes Payable and Unsecured Credit Facilities
The Company’s outstanding debt consisted of the following:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	March 31, 2018		December 31, 2017
Notes payable:
Fixed rate mortgage loans	5.1%	4.4%	$526,048		520,193
Variable rate mortgage loans	3.3%	3.5%	127,631	(1)	125,866
Fixed rate unsecured public and private debt	4.1%	4.5%	2,623,209		2,325,656
Total notes payable			3,276,888		2,971,715
Unsecured credit facilities:
Line of Credit (the "Line") (2)	2.6%	2.8%	—		60,000
Term loans	2.4%	2.5%	563,380		563,262
Total unsecured credit facilities			563,380		623,262
Total debt outstanding			$3,840,268		3,594,977

(1)  Includes five mortgages whose interest rates vary on LIBOR based formulas. Three of these variable rate loans have interest rate swaps in place to fix the interest rates at a range of 2.8% to 4.07%.

(2) Weighted average effective and contractual rate for the Line is calculated based on a fully drawn Line balance.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

Significant financing activity during 2018 includes:

•
On March 9, 2018, the Company received proceeds from issuing $300.0 million of 4.125% senior unsecured public notes, which priced at 99.837% and mature in March 2028. $60 million of the proceeds were used to repay our Line. Subsequent to quarter-end, $163.2 million was used to early redeem, in April 2018, the senior unsecured public notes originally due June 2020. The remainder of the proceeds are intended to be used to repay 2018 mortgage maturities and for general corporate purposes.

•
On March 26, 2018, the Company amended and restated its unsecured revolving credit facility (the “Line”). The amendment and restatement increases the size of the Line to $1.25 billion from $1.0 billion and extends the maturity date to March 23, 2022, with options to extend the maturity for two additional six-month periods. Borrowings will bear interest at an annual rate of LIBOR plus 87.5 basis points, subject to the Company’s credit ratings, compared to a rate of 92.5 basis points under its previous facility. An annual facility fee of 15 basis points, subject to the Company’s credit ratings, applies to the entire $1.25 billion Line.

Subsequent Event
On April 2, 2018, the Company paid $163.2 million, including accrued and unpaid interest through the redemption date and a make-whole amount, to redeem its outstanding $150.0 million 6% Senior Unsecured Notes originally due June 15, 2020. As noted above, the Company used proceeds from its March 9, 2018 offering to fund the redemption.
As of March 31, 2018, scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	March 31, 2018
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)		Total
2018	$8,001	112,226	—		120,227
2019	9,519	23,525	—		33,044
2020	11,287	78,580	450,000	(2)	539,867
2021	11,600	66,751	250,000		328,351
2022	11,799	5,848	565,000		582,647
Beyond 5 Years	45,938	260,336	1,950,000		2,256,274
Unamortized debt premium/(discount) and issuance costs	—	8,269	(28,411)		(20,142)
Total	$98,144	555,535	3,186,589		3,840,268

(1) Includes unsecured public debt and unsecured credit facilities.
(2)  On April 2, 2018, the Company redeemed its outstanding $150.0 million 6.0% senior unsecured public notes, due June 15, 2020, for a redemption price of $163.2 million, including accrued and unpaid interest through the redemption date and a make-whole amount.

The Company has $135.8 million of mortgage loans maturing through 2019, which it currently intends to repay if wholly owned, or refinance if held within a consolidated real estate investment partnership. The Company has sufficient capacity on its Line to repay this maturing debt, all of which is in the form of non-recourse mortgage loans.
The Company was in compliance as of March 31, 2018 with the financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities.

6.    Derivative Financial Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
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
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities)(1)
Effective Date	Maturity Date	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	March 31, 2018	December 31, 2017
4/3/17	12/2/20	$300,000	1 Month LIBOR with Floor	1.824%	$4,690	1,804
8/1/16	1/5/22	265,000	1 Month LIBOR with Floor	1.053%	13,969	10,744
4/7/16	4/1/23	20,000	1 Month LIBOR	1.303%	1,130	801
12/1/16	11/1/23	33,000	1 Month LIBOR	1.490%	1,779	1,166
6/2/17	6/2/27	37,500	1 Month LIBOR with Floor	2.366%	879	(177)
					$22,447	14,338

(1)  Derivatives in an asset position are included within other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of March 31, 2018, does not have any derivatives that are not designated as hedges. The Company has master netting agreements; however, the Company does not have multiple derivatives subject to a single master netting agreement with the same counterparties. Therefore, none are offset in the accompanying Consolidated Balance Sheets.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income			Total Interest Expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
(in thousands)	2018	2017		2018	2017		2018	2017
Interest rate swaps	$9,505	(68)	Interest expense	$2,138	(2,654)	Interest expense, net	$36,785	27,199
As of March 31, 2018, the Company expects $4.4 million of net deferred losses on derivative instruments in accumulated other comprehensive income, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months. Included in the reclass is $8.4 million which is related to previously settled swaps on the Company's ten year fixed rate unsecured loans.

7.    Fair Value Measurements
(a) Disclosure of Fair Value of Financial Instruments
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	March 31, 2018		December 31, 2017
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$16,316	16,345	$15,803	15,660
Financial liabilities:
Notes payable	$3,276,888	3,291,803	$2,971,715	3,058,044
Unsecured credit facilities	$563,380	565,000	$623,262	625,000
The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of March 31, 2018 and December 31, 2017, respectively. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.
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
(b) Fair Value Measurements
The following financial instruments are measured at fair value on a recurring basis:
Securities
The Company has investments in marketable securities that are included within other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

value of securities are recorded within net investment (income) loss in the accompanying Consolidated Statements of Operations.
Available-for-Sale Debt Securities
Available-for-sale debt securities consist of investments in certificates of deposit and corporate bonds, and are recorded at fair value using matrix pricing methods to estimate fair value, which are considered Level 2 inputs of the fair value hierarchy. Unrealized gains or losses on these debt securities are recognized through other comprehensive income.
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
The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2018
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Securities	$33,631	33,631	—	—
Available-for-sale debt securities	8,852	—	8,852	—
Interest rate derivatives	22,447	—	22,447	—
Total	$64,930	33,631	31,299	—

	Fair Value Measurements as of December 31, 2017
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Securities	$31,662	31,662	—	—
Available-for-sale debt securities	9,974	—	9,974	—
Interest rate derivatives	14,515	—	14,515	—
Total	$56,151	31,662	24,489	—

Liabilities:
Interest rate derivatives	$(177)	—	(177)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis:

	Fair Value Measurements as of March 31, 2018
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
Long-lived assets held and used
Operating property	$27,936	—	27,936	—	(15,680)
During the three months ended March 31, 2018, the Company recognized a $15.7 million impairment on an operating property, including $1.4 million for goodwill. The impairment of the real estate, which is classified as held and used as of March 31, 2018, was determined based on the expected selling price as compared to the Company's carrying value of its investment.
There were no assets measured at fair value on a nonrecurring basis as of December 31, 2017.

8.    Equity and Capital
Common Stock of the Parent Company
At the Market ("ATM") Program
Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. As of March 31, 2018, $500 million of common stock remained available for issuance under this ATM equity program.
There were no shares issued under the ATM equity program during the three months ended March 31, 2018 or 2017.
Share Repurchase Program
On February 7, 2018, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, $250 million worth of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is scheduled to expire on February 6, 2020. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the board. Through March 31, 2018, the Company had repurchased 2,145,209 shares for $125.0 million at an average price of $58.24 per share.
Common Units of the Operating Partnership
Common units of the operating partnership are issued or redeemed and retired for each of the shares of Parent Company common stock issued or repurchased and retired, as described above.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

Accumulated Other Comprehensive Loss ("AOCI")
The following tables present changes in the balances of each component of AOCI:

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	AOCI
Balance as of December 31, 2016	$(18,327)	(19)	(18,346)	(301)	—	(301)	(18,647)
Other comprehensive income before reclassifications	(88)	32	(56)	21	—	21	(35)
Amounts reclassified from accumulated other comprehensive income (1)	2,610	—	2,610	44	—	44	2,654
Current period other comprehensive income, net	2,522	32	2,554	65	—	65	2,619
Balance as of March 31, 2017	$(15,805)	13	(15,792)	(236)	—	(236)	(16,028)

(1) Amounts recelassified from AOCI into income are presented within Interest expense, net in the Consolidated Statement of Operations.

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	AOCI
Balance as of December 31, 2017	$(6,262)	(27)	(6,289)	(112)	—	(112)	(6,401)
Opening adjustment due to change in accounting policy (2)	(14)	—	(14)	—	—	—	(14)
Adjusted balance as of December 31, 2017	(6,276)	(27)	(6,303)	(112)	—	(112)	(6,415)
Other comprehensive income before reclassifications	9,003	(119)	8,884	502	—	502	9,386
Amounts reclassified from accumulated other comprehensive income (1)	2,157	—	2,157	(19)	—	(19)	2,138
Current period other comprehensive income, net	11,160	(119)	11,041	483	—	483	11,524
Balance as of March 31, 2018	$4,884	(146)	4,738	371	—	371	5,109

(1) Amounts recelassified from AOCI into income are presented within Interest expense, net in the Consolidated Statement of Operations.
(2)  Upon adoption of ASU 2017-12, the Company recognized the immaterial adjustment to opening retained earnings and accumulated other comprehensive income for previously recognized hedge ineffectiveness from off-market hedges, as further discussed in note 1.

9.    Stock-Based Compensation
During three months ended March 31, 2018, the Company granted 241,356 shares of restricted stock with a weighted-average grant-date fair value of $64.06 per share. The Company records stock-based compensation expense within general and administrative expenses in the accompanying Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

10.    Non-Qualified Deferred Compensation Plan ("NQDCP")
The Company maintains a NQDCP which allows select employees and directors to defer part or all of their cash bonus, director fees, and vested restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited in a Rabbi trust.
The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

(in thousands)	March 31, 2018	December 31, 2017
Assets:
Equity securities (1)	$32,609	31,662
Liabilities:
Accounts payable and other liabilities	$32,354	31,383
(1) Included within Other assets in the accompanying Consolidated Balance Sheets.

11.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2018	2017
Numerator:
Income (loss) from operations attributable to common stockholders - basic	$52,660	(33,223)
Income (loss) from operations attributable to common stockholders - diluted	$52,660	(33,223)
Denominator:
Weighted average common shares outstanding for basic EPS	170,704	126,649
Weighted average common shares outstanding for diluted EPS (1)	170,959	126,649

Income (loss) per common share – basic	$0.31	(0.26)
Income (loss) per common share – diluted	$0.31	(0.26)
(1) Includes the dilutive impact of unvested restricted stock and shares issuable under the forward equity offering using the treasury stock method.
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average exchangeable Operating Partnership units outstanding for the three months ended March 31, 2018 and 2017 were 349,902 and 154,170, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended March 31,
(in thousands, except per share data)	2018	2017
Numerator:
Income (loss) from operations attributable to common unit holders - basic	$52,771	(33,242)
Income (loss) from operations attributable to common unit holders - diluted	$52,771	(33,242)
Denominator:
Weighted average common units outstanding for basic EPU	171,054	126,803
Weighted average common units outstanding for diluted EPU (1)	171,309	126,803

Income (loss) per common unit – basic	$0.31	(0.26)
Income (loss) per common unit – diluted	$0.31	(0.26)
(1) Includes the dilutive impact of unvested restricted stock and the forward equity offering using the treasury stock method.

12.    Commitments and Contingencies
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
Letters of Credit
The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of March 31, 2018 and December 31, 2017, the Company had $9.4 million and $9.4 million in letters of credit outstanding, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development and redevelopment program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the real estate industry and markets in which the Company operates, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to changes in national and local economic conditions, financial difficulties of tenants, competitive market conditions, including timing and pricing of acquisitions and sales of properties and building pads ("out-parcels"), changes in leasing activity and market rents, timing of development starts, meeting development schedules, natural disasters in geographic areas in which we operate, cost of environmental remediation, our inability to exercise voting control over the co-investment partnerships through which we own many of our properties, and technology disruptions. For additional information, see “Risk Factors” included here in and in our Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of uncertain events.

Defined Terms
We use certain non-GAAP performance measures, in addition to the required GAAP presentation, as we believe these measures improve the understanding of the Company's operational results. We manage our entire real estate portfolio without regard to ownership structure, although certain decisions impacting properties owned through partnerships require partner approval. Therefore, we believe presenting our pro-rata share of certain operating metrics regardless of ownership structure, along with other non-GAAP measures, makes comparisons of other REITs' operating results to the Company's more meaningful. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.
The following terms, as defined, are commonly used by management and the investing public to understand and evaluate our operational results:

•
Same Property is a Retail Operating Property that was owned and operated for the entirety of both calendar year periods being compared. This term excludes all Properties in Development and Non-Same Properties.

For purposes of evaluating same property NOI on a comparative basis, and in light of the merger with Equity One on March 1, 2017, we are considering properties acquired through the Equity One merger as Same Property if those properties would have met that criteria from Equity One's ownership of the properties. See Supplemental Earnings Information, later in this document, for further discussion and use of Equity One information for pro-rata same property NOI, as adjusted.

•
A Non-Same Property is a property acquired, sold, or a Development Completion during either calendar year period being compared. Non-retail properties and corporate activities, including the captive insurance program, are part of Non-Same Property.

•	A Retail Operating Property is any retail property not termed a Property in Development. A retail property is any property where the majority of the income is generated from retail uses.

•	Property In Development includes land or Retail Operating Properties in various stages of development and redevelopment including active pre-development activities.

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

•
Operating EBITDAre (previously Adjusted EBITDA) begins with the National Association of Real Estate Investment Trusts ("NAREIT") EBITDAre and excludes certain non-cash components of earnings derived from above and below market rent amortization and straight-line rents. NAREIT EBITDAre is a measure of REIT performance, which the NAREIT defines as net income, computed in accordance with GAAP, excluding interest expense, income tax expense, depreciation and amortization, gains and losses from sales of depreciable property, operating real estate impairments, and adjustments to reflect the Company's share of unconsolidated partnerships and joint ventures. The NAREIT EBITDAre performance measure was adopted for reporting periods beginning after December 31, 2017.

•
Fixed Charge Coverage Ratio is defined as Operating EBITDAre divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

•
Net Operating Income ("NOI") is the sum of base rent, percentage rent, and recoveries from tenants and other income, less operating and maintenance, real estate taxes, ground rent, and provision for doubtful accounts. NOI excludes straight-line rental income and expense, above and below market rent and ground rent amortization, tenant lease inducement amortization, and other fees. The Company also provides disclosure of NOI excluding termination fees, which excludes both termination fee income and expenses.

•
NAREIT Funds from Operations ("NAREIT FFO") is a commonly used measure of REIT performance, which NAREIT defines as net income, computed in accordance with GAAP, excluding gains and losses from sales of depreciable property, net of tax, excluding operating real estate impairments, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute NAREIT FFO for all periods presented in accordance with NAREIT's definition. Many companies use different depreciable lives and methods, and real estate values historically fluctuate with market conditions. Since NAREIT FFO excludes depreciation and amortization and gains and losses from depreciable property dispositions, and impairments, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities, and financing costs. This provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. Thus, NAREIT FFO is a supplemental non-GAAP financial measure of our operating performance, which does not represent cash generated from operating activities in accordance with GAAP; and, therefore, should not be considered a substitute measure of cash flows from operations. The Company provides a reconciliation of Net Income (Loss) Attributable to Common Stockholders to NAREIT FFO.

Overview of Our Strategy
Regency Centers Corporation began its operations as a publicly-traded REIT in 1993, and, as of March 31, 2018, had full or partial ownership interests in 429 retail properties primarily anchored by market leading grocery stores. Our properties are principally located in affluent and infill trade areas of the United States, and contain 54.2 million square feet ("SF") of gross leasable area ("GLA"). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P., our wholly-owned subsidiaries, and through our co-investment partnerships.
As of March 31, 2018, the Parent Company owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.
Our mission is to be the preeminent national shopping center owner, operator and developer. Our strategy is to:

•
Own and manage an unequaled portfolio of high-quality neighborhood and community shopping centers anchored by market leading grocers and located in affluent suburban and near urban trade areas in the country’s most desirable metro areas. We expect this combination will produce highly desirable and attractive centers with best-in-class retailers. These centers should command higher rental and occupancy rates resulting in excellent prospects to grow net operating income ("NOI");

•	Maintain an industry leading and disciplined development and redevelopment platform to deliver exceptional retail centers at higher margins as compared to acquisitions;

•	Support our business activities with a strong balance sheet; and

•	Engage a talented, dedicated team of employees, who are guided by Regency’s strong values and special culture, which are aligned with shareholder interests.
Executing on our Strategy
During the three months ended March 31, 2018:
We had Net income (loss) attributable to common stockholders of $52.7 million as compared to $(33.2) million, net of $69.8 million of merger costs, during the three months ended March 31, 2017.
We sustained superior same property NOI growth compared to the average of our shopping center peers:

•	We achieved pro-rata same property NOI growth, as adjusted, excluding termination fees, of 4.0%.

•	We executed 353 leasing transactions representing 1.0 million pro-rata SF of new and renewal leasing, with trailing twelve month rent spreads of 7.9% on comparable retail operating property spaces.

•	At March 31, 2018, our total property portfolio was 95.1% leased, while our same property portfolio was 95.7% leased.
We developed and redeveloped high quality shopping centers at attractive returns on investment:

•	We started one new development representing a total pro-rata project investment of $31.1 million upon completion, with a projected return on investment of 6.3%.

•	Including the one new development project, a total of 19 properties were in the process of development or redevelopment, representing a pro-rata investment upon completion of $454.3 million.
We maintained a conservative balance sheet providing financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
On March 9, 2018, the Company received proceeds from $300.0 million of 4.125% senior unsecured public notes, which priced at 99.837% and mature in March 2028. $60 million of the proceeds were used to repay our Line. Subsequent to quarter-end, we used $163.3 million to early redeem in April 2018 our senior unsecured public notes originally due June 2020. We intend to use the remainder of the proceeds to repay 2018 mortgage maturities and for general corporate purposes.

•
On March 26, 2018, we amended and restated our unsecured revolving credit facility (the “Line”). The amendment and restatement increases the size of the Line to $1.25 billion from $1.0 billion and extends the maturity date to March 23, 2022, with options to extend maturity for two additional six-month periods. Borrowings will bear interest at an annual rate of LIBOR plus 87.5 basis points, subject to our credit ratings, compared to a rate of 92.5 basis points under its previous facility. An annual facility fee of 15 basis points, subject to our credit ratings, applies to the entire $1.25 billion Line.

•
On April 2, 2018, we redeemed the outstanding $150.0 million 6.0% senior unsecured public notes, due June 15, 2020, for a redemption price of $163.2 million, including accrued and unpaid interest through the redemption date and a make-whole amount.

•	At March 31, 2018, our annualized net debt-to-operating EBITDAre ratio on a pro-rata basis was 5.6x.

Shopping Center Portfolio
The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio:

(GLA in thousands)	March 31, 2018	December 31, 2017
Number of Properties	311	311
Properties in Development	8	8
GLA	38,723	38,743
% Leased – Operating and Development	95.2%	95.5%
% Leased – Operating	95.6%	96.0%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$21.15	$21.01
The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio:

(GLA in thousands)	March 31, 2018	December 31, 2017
Number of Properties	118	115
Properties in Development	2	1
GLA	15,451	15,138
% Leased – Operating and Development	94.9%	95.9%
% Leased –Operating	95.4%	96.2%
Weighted average annual effective rent PSF, net of tenant concessions	$20.82	$20.63
For the purpose of the following disclosures of occupancy and leasing activity, "anchor space" is considered space greater than or equal to 10,000 SF and "shop space" is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	March 31, 2018	December 31, 2017
% Leased – Operating	95.6%	96.2%
Anchor space	97.6%	98.3%
Shop space	92.2%	92.5%
The decline in anchor space percent leased is primarily attributable to anticipated anchor move-outs. The decline in shop space percent leased is consistent with historical seasonal move-outs experienced during the first quarter.

The following table summarizes leasing activity, including our pro-rata share of activity within the portfolio of our co-investment partnerships:

	Three months ended March 31, 2018
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	6	78	$24.54	$26.11	$9.89
Renewal	15	313	$14.21	$0.16	$0.47
Total Anchor Leases (1)	21	391	$16.27	$5.32	$2.34
Shop Space
New	109	178	$31.40	$25.11	$14.06
Renewal	223	397	$32.61	$0.79	$2.12
Total Shop Space Leases (1)	332	575	$32.24	$8.31	$5.81
Total Leases	353	966	$25.78	$7.10	$4.41

(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.

	Three months ended March 31, 2017
	Leasing Transactions (1,2)	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	9	301	$19.21	$9.21	$3.04
Renewal	15	340	$15.59	$—	$1.17
Total Anchor Leases (1)	24	641	$17.29	$4.33	$2.05
Shop Space
New	99	143	$32.46	$21.73	$13.46
Renewal	205	334	$31.04	$0.95	$3.89
Total Shop Space Leases (1)	304	477	$31.47	$7.20	$6.77
Total Leases	328	1,118	$23.34	$5.55	$4.06

(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) For the period ending March 31, 2017, amounts include leasing activity of properties acquired from Equity One beginning March 1, 2017.
The weighted average base rent on signed shop space leases during 2018 was $32.24 and exceeds the average annual base rent of all shop space leases due to expire during the next 12 months of $31.68 PSF.

Significant Tenants and Concentrations of Risk
We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our most significant tenants, based on their percentage of annualized base rent:

		March 31, 2018
Grocery Anchor		Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Publix		69	6.2%	3.1%
Kroger		58	6.6%	3.1%
Albertsons/Safeway	(2)	46	4.0%	2.9%
TJX Companies		59	3.3%	2.4%
Whole Foods		28	2.2%	2.3%

(1) Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors.
(2)  Upon completion of the pending merger of Albertsons Cos. and Rite Aid Corp., the combined company would represent a total of 60 stores, 4.4% of Company-owned GLA, and 3.2% of annualized base rent, based on active leases as of March 31, 2018. There is the possibility that store closures could occur as a result of the merger.

Bankruptcies and Credit Concerns
Our management team devotes significant time to researching and monitoring retail trends, consumer preferences, customer shopping behaviors, changes in retail delivery methods, and changing demographics in order to anticipate the challenges and opportunities impacting the retail industry. A greater shift to e-commerce, large-scale retail business failures, and tight credit markets could negatively impact consumer spending and have an adverse effect on our results of operations. We seek to mitigate these potential impacts through tenant diversification, replacing weaker tenants with stronger operators, anchoring our centers with market leading grocery stores that drive foot traffic, and maintaining a presence in affluent suburbs and dense infill trade areas. As a result of our research and findings, we may reduce new leasing, suspend leasing, or curtail allowances for construction of leasehold improvements within a certain retail category or to a specific retailer in order to reduce our risk from bankruptcies and store closings.
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

Results from Operations
Comparison of the three months ended March 31, 2018 to 2017:
Results from operations for the three months ended March 31, 2018 reflect the results of our merger with Equity One on March 1, 2017.
Our revenues increased as summarized in the following table:

	Three months ended March 31,
(in thousands)	2018	2017	Change
Minimum rent	$201,392	141,240	60,152
Percentage rent	3,873	2,906	967
Recoveries from tenants	58,881	42,087	16,794
Other income	5,389	3,192	2,197
Management, transaction, and other fees	7,158	6,706	452
Total revenues	$276,693	196,131	80,562
Minimum rent increased, on a net basis, as follows:

•	$2.3 million increase from development properties;

•	$2.4 million increase from acquisitions of operating properties;

•	$56.4 million increase from same properties, including

◦	$53.8 million increase from properties acquired through the Equity One merger on March 1, 2017,

◦	$1.4 million increase from redevelopments, and

◦	$1.3 million increase from rental rate growth and rent commencements within the existing same property portfolio;

•	reduced by $957,000 from the sale of operating properties.
Percentage rent increased $967,000 primarily from same properties acquired through the Equity One merger.
Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, as follows:

•	$518,000 increase from rent commencing at development properties;

•	$542,000 increase from acquisitions of operating properties;

•	$16.0 million increase from same properties, including $15.0 million from properties acquired through the Equity One merger;

•	reduced by $256,000 from the sale of operating properties.
Other income, which consists of incidental income earned at our centers, increased $2.2 million from same properties, including $1.6 million from properties acquired through the Equity One merger.
Management, transaction, and other fees includes property management, asset management, leasing and other transaction-related services provided primarily to our real estate partnerships. The increase during 2018 is attributable to the additional partnerships acquired through the Equity One merger on March 1, 2017.

Changes in our operating expenses are summarized in the following table:

	Three months ended March 31,
(in thousands)	2018	2017	Change
Depreciation and amortization	$88,525	60,053	28,472
Operating and maintenance	42,516	29,763	12,753
General and administrative	17,606	17,673	(67)
Real estate taxes	30,425	21,450	8,975
Other operating expenses	1,632	71,512	(69,880)
Total operating expenses	$180,704	200,451	(19,747)
Depreciation and amortization costs increased, on a net basis, as follows:

•	$787,000 increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$1.4 million increase from acquisitions of operating properties;

•	$26.7 million increase from same properties, including $25.8 million from properties acquired through the Equity One merger; offset by

•	$297,000 decrease from the sale of operating properties.
Operating and maintenance costs increased, on a net basis, as follows:

•	$806,000 increase from operations commencing at development properties;

•	$846,000 net increase from acquired properties and claims expense within the company's captive insurance program;

•	$11.3 million increase from same properties, including $11.0 million from properties acquired through the Equity One merger;

•	reduced by $240,000 from the sale of operating properties.
General and administrative costs remained consistent during the three months ended March 31, 2018 and 2017, with offsetting changes in the following areas:

•	$1.0 million increase in expenses due to lower capitalization of leasing overhead, which varies based on volume and mix of leasing transactions, offset by

•	$1.0 million decrease in deferred compensation plan related to unrealized losses within participant accounts.
Real estate taxes increased, on a net basis, as follows:

•	$478,000 increase from development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$395,000 increase from acquisitions of operating properties;

•
$8.3 million increase within the same property portfolio, including $7.4 million of real estate taxes from properties acquired through the Equity One merger, with the balance of changes resulting from increased tax assessments;

•	reduced by $175,000 from sold properties.
Other operating expenses decreased $69.9 million primarily attributable to transaction costs recognized from the Equity One merger in March 2017.

The following table presents the components of other expense (income):

	Three months ended March 31,
(in thousands)	2018	2017	Change
Interest expense, net
Interest on notes payable	$32,968	24,613	8,355
Interest on unsecured credit facilities	4,288	2,430	1,858
Capitalized interest	(2,179)	(1,257)	(922)
Hedge expense	2,102	2,102	—
Interest income	(394)	(689)	295
Interest expense, net	36,785	27,199	9,586
Provision for impairment	16,054	—	16,054
Early extinguishment of debt	162	—	162
Net investment income	(32)	(1,097)	1,065
Total other expense (income)	$52,969	26,102	26,867
The $9.6 million net increase in total interest expense is due to:

•	$8.4 million net increase in interest on notes payable from:

◦	$791,000 of additional interest on issuance of $300 million of new unsecured debt in March 2018,

◦	$5.0 million of additional interest on notes payable assumed with the Equity One merger; and

◦	$4.7 million increase from issuances of $950 million of new unsecured debt during 2017;

◦	offset by $2.1 million decrease in mortgage interest expense primarily due to the payoff of nine mortgages utilizing proceeds from the June 2017 debt offering; and

•	$1.9 million increase in interest on unsecured credit facilities related to higher average balances including a new $300 million term loan which closed on March 1, 2017;

•	offset by $922,000 decrease from higher capitalization of interest based on the size and progress of development and redevelopment projects in process.
During the three months ended March 31, 2018, we recognized a $16.1 million impairment loss on two operating properties, one that has sold and one that is held and used, which includes $1.7 million of goodwill impairment. The Company will, from time to time, identify properties ("reporting units") that no longer meet its investment criteria and will evaluate the property for potential sale. A decision to sell a reporting unit would result in the need to evaluate its goodwill for recoverability and may result in impairment. If events occur that trigger an impairment evaluation at multiple reporting units, the resulting goodwill impairment may be significant.
Net investment income decreased $1.1 million, driven by changes in unrealized gains and losses of plan assets held in the non-qualified deferred compensation plan. The unrealized investment losses are offset by changes in participant obligations recognized within general and administrative expenses.

Our equity in income of investments in real estate partnerships increased as follows:

		Three months ended March 31,
(in thousands)	Regency's Ownership	2018	2017	Change
GRI - Regency, LLC (GRIR)	40.00%	$7,518	7,069	449
New York Common Retirement Fund (NYC)	30.00%	(28)	65	(93)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	238	317	(79)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	464	375	89
Cameron Village, LLC (Cameron)	30.00%	244	258	(14)
RegCal, LLC (RegCal)	25.00%	436	350	86
US Regency Retail I, LLC (USAA)	20.01%	235	367	(132)
Other investments in real estate partnerships	49.90% - 50.00%	1,242	541	701
Total equity in income of investments in real estate partnerships		$10,349	9,342	1,007
The $1.0 million increase in our equity in income of investments in real estate partnerships is largely attributed to:
•GRIR increased $449,000 from greater rental income from rent growth and percent commenced, coupled with lower depreciation expense, as several assets are now fully depreciated.
•Other investments in real estate partnerships increased $701,000 from
◦$300,000 increase from the addition of a real estate partnership acquired through the Equity One merger,
◦$150,000 increase from a new partnership investment made during the three months ended March 31, 2018,
◦$115,000 increase from a gain on sale recognized within another partnership, and
◦the remaining change is attributable to normal changes in operations.
The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended March 31,
(in thousands)	2018	2017	Change
Income (loss) from operations	$53,369	(21,130)	74,499
Gain on sale of real estate, net of tax	96	415	(319)
Income attributable to noncontrolling interests	(805)	(652)	(153)
Preferred stock dividends and issuance costs	—	(11,856)	11,856
Net income (loss) attributable to common stockholders	$52,660	(33,223)	85,883
Net income (loss) attributable to exchangeable operating partnership units	111	(19)	130
Net income (loss) attributable to common unit holders	$52,771	(33,242)	86,013
In February and August of 2017 we redeemed our Series 6 and Series 7 preferred stock.

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
Pro-Rata Same Property NOI:
For purposes of evaluating same property NOI on a comparative basis, and in light of the merger with Equity One on March 1, 2017, we are presenting our same property NOI on a pro forma basis as if the merger had occurred January 1, 2017. This perspective allows us to evaluate same property NOI growth over a comparable period. The pro forma same property NOI as adjusted is not necessarily indicative of what the actual same property NOI and growth would have been if the merger had occurred on January 1, 2017, nor does it purport to represent the same property NOI and growth for future periods.
Our pro-rata same property NOI as adjusted, excluding termination fees, changed from the following major components:

	Three months ended March 31,
(in thousands)	2018	2017 (1)	Change
Base rent	$208,851	201,066	7,785
Percentage rent	4,434	4,721	(287)
Recoveries from tenants	65,964	63,114	2,850
Other income	5,434	4,368	1,066
Operating expenses	80,511	77,488	3,023
Pro-rata same property NOI, as adjusted	$204,172	195,781	8,391
Less: Termination fees	1,062	480	582
Pro-rata same property NOI, as adjusted, excluding termination fees	$203,110	195,301	7,809
Pro-rata same property NOI growth, as adjusted			4.0%

(1) Adjusted for Equity One operating results prior to the merger for these periods. For additional information and details about the Equity One operating results included herein, refer to the Same Property NOI Reconciliation at the end of the Supplemental Earnings section.

Base rent increased $7.8 million during the three months ended March 31, 2018, driven by increases in rental rate growth on new and renewal leases, contractual rent steps from leases, and rent commencement at redevelopments.
Recoveries from tenants increased $2.9 million during the three months ended March 31, 2018, as a result of increases in recoverable costs, as noted below.
Other income increased $1.1 million during the three months ended March 31, 2018, due to the timing of settlement income and other fee income.
Operating expenses increased $3.0 million during the three months ended March 31, 2018, primarily due to higher snow removal costs and higher real estate taxes.

Same Property Rollforward:
Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	Three months ended March 31,
	2018		2017
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	395	40,600	289	26,392
Acquired properties owned for entirety of comparable periods	7	917	1	180
Developments that reached completion by beginning of earliest comparable period presented	8	512	2	331
Disposed properties	(1)	(77)	—	—
SF adjustments (1)	—	9	—	36
Properties acquired through Equity One merger	—	—	110	14,181
Ending same property count	409	41,961	402	41,120

(1) SF adjustments arise from remeasurements or redevelopments.
NAREIT FFO:
Our reconciliation of net income attributable to common stock and unit holders to NAREIT FFO is as follows:

	Three months ended March 31,
(in thousands, except share information)	2018	2017
Reconciliation of Net income to NAREIT FFO
Net income (loss) attributable to common stockholders	$52,660	(33,223)
Adjustments to reconcile to NAREIT FFO:(1)
Depreciation and amortization (excluding FF&E)	96,197	67,444
Provision for impairment to operating properties	16,054	—
Gain on sale of operating properties, net of tax	(102)	(11)
Exchangeable operating partnership units	111	(19)
NAREIT FFO attributable to common stock and unit holders	$164,920	34,191

(1) Includes Regency's pro-rate share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interest.

Same Property NOI Reconciliation:
Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows:

	Three months ended March 31,
	2018			2017
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Net income (loss) attributable to common stockholders	$92,763	(40,103)	52,660	$77,836	(111,059)	(33,223)
Less:
Management, transaction, and other fees	—	7,158	7,158	—	6,706	6,706
Gain on sale of real estate, net of tax	—	96	96	—	415	415
Other(2)	11,211	2,962	14,173	6,407	1,789	8,196
Plus:
Depreciation and amortization	84,806	3,719	88,525	58,827	1,226	60,053
General and administrative	—	17,606	17,606	—	17,673	17,673
Other operating expense, excluding provision for doubtful accounts	51	386	437	279	70,666	70,945
Other expense (income)	23,199	29,770	52,969	7,828	18,274	26,102
Equity in income (loss) of investments in real estate excluded from NOI (3)	14,564	529	15,093	13,952	382	14,334
Net income attributable to noncontrolling interests	—	805	805	—	652	652
Preferred stock dividends and issuance costs	—	—	—	—	11,856	11,856
Same Property NOI for non-ownership periods of Equity One (4)	—	—	—	43,466	291	43,757
Pro-rata NOI, as adjusted	$204,172	2,496	206,668	$195,781	1,051	196,832

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
(4)  NOI from Equity One prior to the merger was derived from the accounting records of Equity One without adjustment. Equity One's financial information for the two month period ended February 28, 2017 was subject to a limited internal review by Regency. The following is Same Property NOI detail for the non-ownership periods of Equity One:

(in thousands)	Two Months Ended February 2017
Base rent	$45,401
Percentage rent	1,267
Recoveries from tenants	14,206
Other income	616
Operating expenses	17,733
Pro-rata same property NOI, as adjusted	$43,757
Less: Termination fees	30
Pro-rata same property NOI, as adjusted, excluding termination fees	$43,727

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
Except for the $500 million of unsecured public and private placement debt assumed with the Equity One merger in 2017, our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. All remaining debt is held by our Operating Partnership or by our co-investment partnerships. The Operating Partnership is a co-issuer and a guarantor of the $500 million of outstanding debt of our Parent Company assumed in the Equity One merger. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. Based upon our available sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs.
In addition to our $87.9 million of cash, we have the following additional sources of capital available:

(in thousands)	March 31, 2018
ATM equity program
Original offering amount	$500,000
Available capacity	$500,000

Line of Credit
Total commitment amount	$1,250,000
Available capacity (1)	$1,240,600
Maturity (2)	May 23, 2022

(1) Net of letters of credit.
(2) The Company has the option to extend the maturity for two additional six-month periods.
We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders, which were $95.0 million and $56.6 million for the three months ended March 31, 2018 and 2017, respectively. In March 2018, we expanded our line of credit to $1.25 billion with a maturity date of May 23, 2022. We currently do not have any preferred shares issued and outstanding. Our dividend distribution policy is set by our Board of Directors, who monitors our financial position. Our Board of Directors recently declared our common stock dividend of $0.555 per share, payable on May 30, 2018. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.
During the next twelve months, we estimate that we will require approximately $493.1 million of cash, including $215.1 million to complete in-process developments and redevelopments, $263.7 million to repay maturing debt, and $14.3 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of maturing debt. If we start new developments, redevelop additional shopping centers, commit to new acquisitions, prepay debt prior to maturity, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease. To meet our cash requirements, we may utilize cash generated from operations, proceeds from the sale of real estate, available borrowings from our Line, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new long-term debt. In addition, we are under contract to purchase, through November 2019, up to 100% ownership interest in an operating shopping center valued at $205.0 million. We are currently expecting to be able to purchase a 30% ownership interest in the property by November 2019.
We endeavor to maintain a high percentage of unencumbered assets. At March 31, 2018, 85.5% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our annualized Fixed charge coverage ratio, including our pro-rata share of our partnerships, was 4.1 times for the periods ended March 31, 2018 and December 31, 2017, respectively.

Our Line, Term Loans, and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. We are in compliance with these covenants at March 31, 2018 and expect to remain in compliance.
Summary of Cash Flow Activity
The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Three months ended March 31,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$149,868	32,656	117,212
Net cash used in investing activities	(107,206)	(686,515)	579,309
Net cash provided by financing activities	1,593	680,822	(679,229)
Net increase in cash and cash equivalents and restricted cash	$44,255	26,963	17,292
Total cash and cash equivalents and restricted cash	$93,636	44,842	48,794
Net cash provided by operating activities:
Net cash provided by operating activities increased $117.2 million due to:

•	$104.9 million increase in cash from operating income attributable to the additional cash flow from properties acquired through the Equity One merger in March 2017, net of merger costs;

•	$0.5 million increase in operating cash flow distributions from our unconsolidated real estate partnerships; and,

•	$11.8 million net increase in cash due to timing of cash receipts and payments related to operating activities, primarily from the payment of merger costs previously accrued.
Net cash used in investing activities:
Net cash used in investing activities decreased by $579.3 million as follows:

	Three months ended March 31,
(in thousands)	2018	2017	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(20,071)	—	(20,071)
Acquisition of Equity One, net of cash and restricted cash acquired of $72,784	—	(648,707)	648,707
Real estate development and capital improvements	(51,968)	(63,257)	11,289
Proceeds from sale of real estate investments	3,227	1,683	1,544
Issuance of notes receivable	(462)	(510)	48
Investments in real estate partnerships	(39,330)	(1,688)	(37,642)
Distributions received from investments in real estate partnerships	2,328	25,428	(23,100)
Dividends on investment securities	71	55	16
Acquisition of securities	(7,543)	(3,334)	(4,209)
Proceeds from sale of securities	6,542	3,815	2,727
Net cash used in investing activities	$(107,206)	(686,515)	579,309
Significant changes in investing activities include:

•	We acquired an operating property for $20.1 million during 2018 and, other than those included in the merger, we did not acquire any operating properties during the same period in 2017.

•
We issued 65.5 million shares of common stock to the shareholders of Equity One valued at $4.5 billion in a stock for stock exchange and merged Equity One into the Company on March 1, 2017. As part of the merger, we paid $648.7 million, net of cash acquired, to repay Equity One credit facilities not assumed with the merger.

•	We invested $11.3 million less in 2018 than the same period in 2017 on real estate development and capital improvements, as further detailed in a table below.

•
We invested $39.3 million in our real estate partnerships during 2018, including $32.7 million to fund our share of acquiring two operating properties, $3.4 million to acquire an interest in one land parcel for development, and $3.2 million to fund our share of development and redevelopment activities, compared to $1.7 million during the same period in 2017 for redevelopment activity.

•
Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $2.3 million received in 2018 is driven by the sale of one land parcel. During the same period in 2017, we received $25.4 million of financing proceeds from encumbering certain operating properties within one partnership.

•	Acquisition of securities and proceeds from sale of securities pertain to investments held in our captive insurance company and our deferred compensation plan.
We plan to continue developing and redeveloping shopping centers for long-term investment. We deployed capital of $52.0 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Three months ended March 31,
(in thousands)	2018	2017	Change
Capital expenditures:
Land acquisitions for development / redevelopment	$—	7,642	(7,642)
Building and tenant improvements	11,922	8,105	3,817
Redevelopment costs	15,551	22,407	(6,856)
Development costs	18,447	17,747	700
Capitalized interest	2,062	1,061	1,001
Capitalized direct compensation	3,986	6,295	(2,309)
Real estate development and capital improvements	$51,968	63,257	(11,289)

•	During 2018 we acquired no land parcels for new development projects as compared to one land parcel acquired during 2017.

•	Building and tenant improvements increased $3.8 million in 2018, primarily related to the overall increase in the size of our portfolio from the merger with Equity One in March 2017.

•
We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovation, new out-parcel building construction, and redevelopment related tenant improvement costs.  The size and magnitude of each redevelopment project varies with each redevelopment plan. Redevelopment expenditures are lower in 2018 due to the timing, magnitude, and number of projects currently in process.

•
Development expenditures remained consistent. At March 31, 2018 and December 31, 2017, we had eight consolidated development projects that were either under construction or in lease up. See the tables below for more details about our development projects.

•
Interest is capitalized on our development and redevelopment projects and is based on cumulative actual costs expended. We cease interest capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after the anchor opens for business.

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
The following table summarizes our active consolidated development projects:

(in thousands, except cost PSF)				March 31, 2018
Property Name	Market	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Northgate Marketplace Ph II	Medford, OR	Q4-15	Oct-16	40,791	98%	177	230
The Market at Springwoods Village (2)	Houston , TX	Q1-16	May-17	26,717	87%	167	160
Chimney Rock Crossing	New York, NY	Q4-16	March-18	70,872	90%	218	325
The Village at Riverstone	Houston, TX	Q4-16	Oct-18	30,658	57%	165	186
The Field at Commonwealth	Metro DC	Q1-17	Aug-18	45,213	71%	187	242
Pinecrest Place (3)	Miami, FL	Q1-17	Jan-18	16,429	34%	70	235
Mellody Farm	Chicago, IL	Q2-17	Oct-18	103,162	44%	252	409
Indigo Square	Charleston, SC	Q4-17	Feb-19	16,574	40%	51	325
Total				$350,416	65%	1,287	$272

(1) Includes leasing costs and is net of tenant reimbursements.
(2) Estimated Net Development Costs are reported at full project cost. Our ownership interest in this consolidated property is 53%. Anchor rent commencement date was May 2017.
(3) Estimated Net Development Costs for Pinecrest Place excludes the cost of land, which the Company has leased long term.
The following table summarizes our pro-rata share of unconsolidated active development projects:

(in thousands, except cost PSF)				March 31, 2018
Property Name	Market	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Midtown East	Raleigh, NC	Q4-17	Sept-19	22,048	37%	87	253
Ballard Blocks II	Seattle, WA	Q1-18	June-19	31,057	17%	57	545
Total				$53,105	26%	144	$369

(1) Includes leasing costs and is net of tenant reimbursements.

Net cash provided by financing activities:
Net cash flows generated from financing activities decreased by $679.2 million during 2018, as follows:

	Three months ended March 31,
(in thousands)	2018	2017	Change
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(6,755)	(18,275)	11,520
Common shares repurchased through share repurchase program	(124,989)	—	(124,989)
Preferred stock redemption	—	(250,000)	250,000
Distributions to limited partners in consolidated partnerships, net	(1,018)	(786)	(232)
Dividend payments	(95,043)	(56,609)	(38,434)
Unsecured credit facilities	(60,000)	380,000	(440,000)
Proceeds from debt issuance	301,251	648,001	(346,750)
Debt repayment	(2,773)	(12,789)	10,016
Payment of loan costs	(9,179)	(8,796)	(383)
Proceeds from sale of treasury stock	99	76	23
Net cash provided by financing activities	$1,593	680,822	(679,229)
Significant financing activities during the three months ended March 31, 2018 and 2017 include the following:

•
We repurchased for cash a portion of the common stock related to stock based compensation to satisfy employee federal and state tax withholding requirements. The 2017 repurchases were higher due to the vesting of Equity One's stock-based compensation program as a result of the merger.

•	We paid $125.0 million to repurchase common shares through our repurchase program.

•	We redeemed all of the issued and outstanding shares of our 6.625% Series 6 cumulative redeemable preferred stock on February 16, 2017.

•
We paid $38.4 million of additional dividends as a result of the additional common shares outstanding, as common shares were issued as merger consideration during 2017, combined with an increase in our quarterly dividend rate from $0.510 per share, during the three months ended March 31, 2017, to $0.555 per share, during the three months ended March 31, 2018.

•	We had the following debt related activity during 2018:
We issued, in March, $300.0 million of senior unsecured public notes and received proceeds of $299.5 million, of which $60 million were used to repay our Line. Subsequent to quarter-end, we used $163.3 million to early redeem in April 2018 our senior unsecured public notes originally due June 2020. We intend to use the remainder of the proceeds to repay 2018 mortgage maturities totaling $112.2 million, and for general corporate purposes.
We drew $1.7 million on a construction loan to fund an in-process development project.
We paid $2.9 million to pay scheduled principal mortgage payments, and $9.0 million of loan costs in connection with our $300.0 million public note offering and expanding our Line commitment.

•	We had the following debt related activity during 2017:
We received $300.0 million of proceeds upon closing on a new term loan. The combined funding from the term loan and borrowings on our Line, net of repayments, provided $380.0 million to pay a $300.0 million Equity One term loan that became due upon merger and to pay merger related transaction costs.
We issued $650.0 million of senior unsecured public notes and received proceeds of $648.0 million, which were used to redeem all of our $250.0 million Series 6 preferred stock and to repay Equity One's credit facilities not assumed by the Company in the merger.

We paid $12.8 million to repay maturing mortgage loans and pay scheduled principal payments and $8.8 million of loan costs in connection with the new debt issued above and expanding our Line commitment.
Investments in Real Estate Partnerships
The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Number of Co-investment Partnerships	15	13
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	118	115
Assets	$2,988,841	2,885,720	$1,044,702	1,002,767
Liabilities	1,632,951	1,627,693	560,425	557,699
Equity	1,355,890	1,258,027	484,277	445,068
Negative investment in US Regency Retail I, LLC			3,178	11,290
Basis difference			40,305	40,351
Restricted Gain Method deferral (2)			—	(30,902)
Impairment of investment in real estate partnerships			(1,300)	(1,300)
Net book equity in excess of purchase price			(78,203)	(78,203)
Investments in real estate partnerships			$448,257	386,304

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

(2) Upon adoption of ASU 2017-05 (ASC Subtopic 610-20) on January 1, 2018, the Company recognized $30.9 million of previously deferred gains through opening retained earnings, as discussed in note 1.
Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	March 31, 2018	December 31, 2017
GRI - Regency, LLC (GRIR)	40.00%	$199,422	198,521
New York Common Retirement Fund (NYC) (1)	30.00%	52,829	53,277
Columbia Regency Retail Partners, LLC (Columbia I) (2)	20.00%	11,314	7,057
Columbia Regency Partners II, LLC (Columbia II) (2)	20.00%	36,066	13,720
Cameron Village, LLC (Cameron)	30.00%	11,638	11,784
RegCal, LLC (RegCal) (2)	25.00%	31,172	27,829
Other investments in real estate partnerships (1)	49.90% - 50.00%	105,816	74,116
Total investment in real estate partnerships		$448,257	386,304

(1) Includes investments in real estate partnerships acquired as part of the Equity One merger, which was effective on March 1, 2017.
(2)  Upon adoption of ASU 2017-05 (ASC Subtopic 610-20) on January 1, 2018, the Company recognized $30.9 million of previously deferred gains with these partnerships through opening retained earnings and our investment in the partnerships, as discussed in note 1.

Notes Payable - Investments in Real Estate Partnerships
Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	March 31, 2018
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2018	$15,906	30,022	—	45,928	17,777
2019	19,852	73,259	—	93,111	24,448
2020	16,823	225,218	19,635	261,676	91,604
2021	10,818	269,942	—	280,760	100,402
2022	7,569	195,702	—	203,271	73,369
Beyond 5 Years	3,011	633,298	—	636,309	215,071
Net unamortized loan costs, debt premium / (discount)	—	(9,747)	—	(9,747)	(3,152)
Total	$73,979	1,417,694	19,635	1,511,308	519,519
At March 31, 2018, our investments in real estate partnerships had notes payable of $1.5 billion maturing through 2031, of which 98.5% had a weighted average fixed interest rate of 4.6%. The remaining notes payable float over LIBOR and had a weighted average variable interest rate of 3.3%. These fixed and variable rate notes payable are all non-recourse, and our pro-rata share was $519.5 million as of March 31, 2018. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions.
We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.
Management fee income
In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended March 31,
(in thousands)	2018	2017
Asset management, property management, leasing, and investment and financing services	$7,056	6,539

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

As of March 31, 2018 we and our Investments in real estate partnerships had accrued liabilities of $9.8 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in item 7A of Part II of our Form 10-K for the year ended December 31, 2017.

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
There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2018 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2018 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in item 1A. of Part I of our Form 10-K for the year ended December 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the quarter ended March 31, 2018.
The following table represents information with respect to purchases by the Parent Company of its common stock during the months in the three month period ended March 31, 2018.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2018	—	$—	—	$250,000,000
February 1 through February 28, 2018 (1)	1,938,635	$58.38	1,826,785	$143,564,491
March 1 through March 31, 2018	318,424	$58.27	318,424	$125,009,963

(1) Includes 111,850 shares repurchased at an average price of $59.32 to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.

(2)  On February 7, 2018, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is scheduled to expire on February 6, 2020. Through March 31, 2018, the Company has repurchased 2,145,209 shares for $125.0 million.

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
Ex #    Description
10.    Material Contracts

(a)
Fourth Amended and Restated Credit Agreement, dated as of March 23, 2018, by and among Regency Centers, L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 26, 2018).

(b)
First Amendment to the 2017 Term Loan Agreement, dated as of March 23, 2018, by and among Regency Centers, L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and certain lenders party thereto (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on March 26, 2018).

(c)
Seventh Amendment to 2011 Term Loan Agreement, dated as of March 23, 2018, by and among Regency Centers L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and certain lenders party thereto ((incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on March 26, 2018).

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

May 7, 2018	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

May 7, 2018	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)