Form 10-Q
period 2018-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2018-08-03
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s common stock was 169,435,706 as of August 1, 2018.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2018, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”,"Regency Centers" or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of June 30, 2018, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
June 30, 2018 and December 31, 2017
(in thousands, except share data)

	2018	2017
Assets	(unaudited)
Real estate investments at cost:
Land, building and improvements	$10,752,552	10,578,430
Properties in development	164,001	314,391
	10,916,553	10,892,821
Less: accumulated depreciation	1,433,120	1,339,771
	9,483,433	9,553,050
Investments in real estate partnerships	451,220	386,304
Net real estate investments	9,934,653	9,939,354
Properties held for sale	102,163	—
Cash and cash equivalents	37,151	45,370
Restricted cash	6,089	4,011
Tenant and other receivables, net of allowance for doubtful accounts and straight-line rent reserves of $14,790 and $12,728 at June 30, 2018 and December 31, 2017, respectively	155,540	170,985
Deferred leasing costs, less accumulated amortization of $97,107 and $93,291 at June 30, 2018 and December 31, 2017, respectively	83,686	80,044
Acquired lease intangible assets, less accumulated amortization of $188,246 and $148,280 at June 30, 2018 and December 31, 2017, respectively	432,951	478,826
Other assets	429,497	427,127
Total assets	$11,181,730	11,145,717
Liabilities and Equity
Liabilities:
Notes payable	$3,118,002	2,971,715
Unsecured credit facilities	713,498	623,262
Accounts payable and other liabilities	215,300	234,272
Acquired lease intangible liabilities, less accumulated amortization of $75,179 and $56,550 at June 30, 2018 and December 31, 2017, respectively	517,018	537,401
Tenants’ security, escrow deposits and prepaid rent	49,124	46,013
Total liabilities	4,612,942	4,412,663
Commitments and contingencies	—	—
Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share, 220,000,000 shares authorized; 169,435,301 and 171,364,908 shares issued at June 30, 2018 and December 31, 2017, respectively	1,694	1,714
Treasury stock at cost, 381,258 and 366,628 shares held at June 30, 2018 and December 31, 2017, respectively	(19,268)	(18,307)
Additional paid in capital	7,751,375	7,873,104
Accumulated other comprehensive income (loss)	10,317	(6,289)
Distributions in excess of net income	(1,216,018)	(1,158,170)
Total stockholders’ equity	6,528,100	6,692,052
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $21,722 and $24,206 at June 30, 2018 and December 31, 2017, respectively	10,765	10,907
Limited partners’ interests in consolidated partnerships	29,923	30,095
Total noncontrolling interests	40,688	41,002
Total equity	6,568,788	6,733,054
Total liabilities and equity	$11,181,730	11,145,717
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Minimum rent	$208,827	195,992	$410,219	337,232
Percentage rent	1,196	1,456	5,068	4,362
Recoveries from tenants and other income	64,502	57,256	128,773	102,535
Management, transaction, and other fees	6,887	6,601	14,045	13,307
Total revenues	281,412	261,305	558,105	457,436
Operating expenses:
Depreciation and amortization	89,105	92,230	177,629	152,284
Operating and maintenance	41,851	36,105	84,367	65,868
General and administrative	16,776	16,746	34,382	34,419
Real estate taxes	31,541	28,871	61,967	50,321
Other operating expenses (note 2)	2,799	6,862	4,432	78,425
Total operating expenses	182,072	180,814	362,777	381,317
Other expense (income):
Interest expense, net	38,074	35,407	74,859	62,606
Provision for impairment, net of tax	12,533	—	28,587	—
Early extinguishment of debt	11,010	12,404	11,172	12,404
Net investment (income) loss, including unrealized (gains) losses of ($291) and ($11), and $84 and ($863) for the three and six months ended June 30, 2018 and 2017, respectively	(569)	(887)	(602)	(1,984)
Total other expense (income)	61,048	46,924	114,016	73,026
Income from operations before equity in income of investments in real estate partnerships	38,292	33,567	81,312	3,093
Equity in income of investments in real estate partnerships	9,174	12,240	19,523	21,583
Income from operations	47,466	45,807	100,835	24,676
Gain on sale of real estate, net of tax	1,123	4,366	1,219	4,781
Net income	48,589	50,173	102,054	29,457
Noncontrolling interests:
Exchangeable operating partnership units	(100)	(104)	(212)	(85)
Limited partners’ interests in consolidated partnerships	(648)	(576)	(1,342)	(1,247)
Income attributable to noncontrolling interests	(748)	(680)	(1,554)	(1,332)
Net income attributable to the Company	47,841	49,493	100,500	28,125
Preferred stock dividends and issuance costs	—	(1,125)	—	(12,981)
Net income attributable to common stockholders	$47,841	48,368	$100,500	15,144

Income per common share - basic	$0.28	0.28	$0.59	0.10
Income per common share - diluted	$0.28	0.28	$0.59	0.10
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$48,589	50,173	$102,054	29,457
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	4,289	(3,805)	13,794	(3,873)
Reclassification adjustment of derivative instruments included in net income	1,415	3,071	3,553	5,726
Unrealized gain (loss) on available-for-sale debt securities	44	11	(75)	43
Other comprehensive income (loss)	5,748	(723)	17,272	1,896
Comprehensive income	54,337	49,450	119,326	31,353
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	748	680	1,554	1,332
Other comprehensive income (loss) attributable to noncontrolling interests	195	(80)	678	(15)
Comprehensive income attributable to noncontrolling interests	943	600	2,232	1,317
Comprehensive income attributable to the Company	$53,394	48,850	$117,094	30,036
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the six months ended June 30, 2018 and 2017 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$325,000	1,045	(17,062)	3,294,923	(18,346)	(994,259)	2,591,301	(1,967)	35,168	33,201	2,624,502
Net income	—	—	—	—	—	28,125	28,125	85	1,247	1,332	29,457
Other comprehensive income (loss)	—	—	—	—	1,911	—	1,911	1	(16)	(15)	1,896
Deferred compensation plan, net	—	—	(1,043)	1,044	—	—	1	—	—	—	1
Restricted stock issued, net of amortization	—	2	—	7,169	—	—	7,171	—	—	—	7,171
Common stock redeemed for taxes withheld for stock based compensation, net	—	(1)	—	(18,332)	—	—	(18,333)	—	—	—	(18,333)
Common stock issued under dividend reinvestment plan	—	—	—	607	—	—	607	—	—	—	607
Common stock issued, net of issuance costs	—	654	—	4,470,816	—	—	4,471,470	—	—	—	4,471,470
Restricted stock issued upon Equity One merger	—	1	—	7,950	—	—	7,951	—	—	—	7,951
Redemption of preferred stock	(250,000)	—	—	8,614	—	(8,614)	(250,000)	—	—	—	(250,000)
Contributions from partners	—	—	—	—	—	—	—	13,100	341	13,441	13,441
Distributions to partners	—	—	—	—	—	—	—	—	(5,946)	(5,946)	(5,946)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(4,367)	(4,367)	—	—	—	(4,367)
Common stock/unit ($1.04 per share)	—	—	—	—	—	(143,551)	(143,551)	(264)	—	(264)	(143,815)
Balance at June 30, 2017	$75,000	1,701	(18,105)	7,772,791	(16,435)	(1,122,666)	6,692,286	10,955	30,794	41,749	6,734,035

Balance at December 31, 2017	$—	1,714	(18,307)	7,873,104	(6,289)	(1,158,170)	6,692,052	10,907	30,095	41,002	6,733,054
Adjustment due to change in accounting policy (note 1)	—	—	—	—	12	30,889	30,901	—	2	2	30,903
Adjusted balance at December 31, 2017	—	1,714	(18,307)	7,873,104	(6,277)	(1,127,281)	6,722,953	10,907	30,097	41,004	6,763,957
Net income	—	—	—	—	—	100,500	100,500	212	1,342	1,554	102,054
Other comprehensive income	—	—	—	—	16,594	—	16,594	35	643	678	17,272
Deferred compensation plan, net	—	—	(961)	957	—	—	(4)	—	—	—	(4)
Restricted stock issued, net of amortization	—	1	—	8,134	—	—	8,135	—	—	—	8,135
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(6,540)	—	—	(6,540)	—	—	—	(6,540)
Common stock repurchased and retired	—	(21)	—	(124,968)	—	—	(124,989)	—	—	—	(124,989)
Common stock issued under dividend reinvestment plan	—	—	—	678	—	—	678	—	—	—	678
Common stock issued, net of issuance costs	—	—	—	10	—	—	10	—	—	—	10
Distributions to partners	—	—	—	—	—	—	—	—	(2,159)	(2,159)	(2,159)
Cash dividends declared:
Common stock/unit ($1.11 per share)	—	—	—	—	—	(189,237)	(189,237)	(389)	—	(389)	(189,626)
Balance at June 30, 2018	$—	1,694	(19,268)	7,751,375	10,317	(1,216,018)	6,528,100	10,765	29,923	40,688	6,568,788
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2018 and 2017
(in thousands)
(unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$102,054	29,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,629	152,284
Amortization of deferred loan costs and debt premiums	4,999	4,769
(Accretion) and amortization of above and below market lease intangibles, net	(19,326)	(11,683)
Stock-based compensation, net of capitalization	6,574	13,826
Equity in income of investments in real estate partnerships	(19,523)	(21,583)
Gain on sale of real estate, net of tax	(1,219)	(4,781)
Provision for impairment	28,587	—
Early extinguishment of debt	11,172	12,404
Distribution of earnings from operations of investments in real estate partnerships	26,711	26,271
Deferred compensation expense	544	1,948
Realized and unrealized gain on investments	(530)	(1,951)
Changes in assets and liabilities:
Accounts receivable, net	6,023	10,639
Straight-line rent receivables, net	(9,825)	(8,887)
Deferred leasing costs	(3,404)	(6,701)
Other assets	(6,174)	3,617
Accounts payable and other liabilities	(6,052)	(23,850)
Tenants’ security and escrow deposits and prepaid rent	2,666	1,291
Net cash provided by operating activities	300,906	177,070
Cash flows from investing activities:
Acquisition of operating real estate	(85,766)	(345)
Advance deposits paid on acquisition of operating real estate	(2,025)	(100)
Acquisition of Equity One, net of cash and restricted cash acquired of $72,784	—	(646,984)
Real estate development and capital improvements	(120,579)	(159,889)
Proceeds from sale of real estate investments	42,508	13,270
Proceeds from (issuance of) notes receivable	15,648	(2,837)
Investments in real estate partnerships	(45,451)	(3,064)
Distributions received from investments in real estate partnerships	2,328	30,612
Dividends on investment securities	176	128
Acquisition of securities	(11,726)	(9,853)
Proceeds from sale of securities	10,976	10,877
Net cash used in investing activities	(193,911)	(768,185)
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(6,755)	(18,998)
Common shares repurchased through share repurchase program	(124,989)	—
Proceeds from sale of treasury stock	99	76
Redemption of preferred stock and partnership units	—	(250,000)
Distributions to limited partners in consolidated partnerships, net	(2,159)	(5,891)
Distributions to exchangeable operating partnership unit holders	(389)	(264)
Dividends paid to common stockholders	(188,559)	(142,944)
Dividends paid to preferred stockholders	—	(4,366)
Repayment of fixed rate unsecured notes	(150,000)	—
Proceeds from issuance of fixed rate unsecured notes, net	299,511	953,115
Proceeds from unsecured credit facilities	400,000	905,000
Repayment of unsecured credit facilities	(310,000)	(620,000)
Proceeds from notes payable	1,740	124,088
Repayment of notes payable	(6,199)	(232,839)
Scheduled principal payments	(5,513)	(4,789)
Payment of loan costs	(9,432)	(11,832)
Early redemption costs	(10,491)	(12,419)
Net cash (used in) provided by financing activities	(113,136)	677,937
Net (decrease) increase in cash and cash equivalents and restricted cash	(6,141)	86,822
Cash and cash equivalents and restricted cash at beginning of the period	49,381	17,879
Cash and cash equivalents and restricted cash at end of the period	$43,240	104,701

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2018, and 2017
(in thousands)
(unaudited)

	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,150 and $3,290 in 2018 and 2017, respectively)	$66,692	43,643
Cash paid (received) for income taxes	$290	(899)
Supplemental disclosure of non-cash transactions:
Exchangeable operating partnership units issued for acquisition of real estate	$—	13,100
Mortgage loans assumed for the acquisition of real estate	$9,700	—
Real estate under capital lease obligation	$—	6,000
Common stock issued under dividend reinvestment plan	$678	607
Stock-based compensation capitalized	$1,777	1,624
Contributions from limited partners in consolidated partnerships, net	$—	286
Common stock issued for dividend reinvestment in trust	$415	366
Contribution of stock awards into trust	$1,174	1,372
Distribution of stock held in trust	$524	640
Change in fair value of debt securities available-for-sale	$(89)	43
Equity One Merger:
Notes payable assumed in Equity One merger, at fair value	$—	757,399
Common stock exchanged for Equity One shares	$—	4,471,808
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
June 30, 2018 and December 31, 2017
(in thousands, except unit data)

	2018	2017
Assets	(unaudited)
Real estate investments at cost:
Land, building and improvements	$10,752,552	10,578,430
Properties in development	164,001	314,391
	10,916,553	10,892,821
Less: accumulated depreciation	1,433,120	1,339,771
	9,483,433	9,553,050
Investments in real estate partnerships	451,220	386,304
Net real estate investments	9,934,653	9,939,354
Properties held for sale	102,163	—
Cash and cash equivalents	37,151	45,370
Restricted cash	6,089	4,011
Tenant and other receivables, net of allowance for doubtful accounts and straight-line rent reserves of $14,790 and $12,728 at June 30, 2018 and December 31, 2017, respectively	155,540	170,985
Deferred leasing costs, less accumulated amortization of $97,107 and $93,291 at June 30, 2018 and December 31, 2017, respectively	83,686	80,044
Acquired lease intangible assets, less accumulated amortization of $188,246 and $148,280 at June 30, 2018 and December 31, 2017, respectively	432,951	478,826
Other assets	429,497	427,127
Total assets	$11,181,730	11,145,717
Liabilities and Capital
Liabilities:
Notes payable	$3,118,002	2,971,715
Unsecured credit facilities	713,498	623,262
Accounts payable and other liabilities	215,300	234,272
Acquired lease intangible liabilities, less accumulated amortization of $75,179 and $56,550 at June 30, 2018 and December 31, 2017, respectively	517,018	537,401
Tenants’ security, escrow deposits and prepaid rent	49,124	46,013
Total liabilities	4,612,942	4,412,663
Commitments and contingencies	—	—
Capital:
Partners’ capital:
General partner; 169,435,301 and 171,364,908 units outstanding at June 30, 2018 and December 31, 2017, respectively	6,517,783	6,698,341
Limited partners; 349,902 units outstanding at June 30, 2018 and December 31, 2017	10,765	10,907
Accumulated other comprehensive income (loss)	10,317	(6,289)
Total partners’ capital	6,538,865	6,702,959
Noncontrolling interests:
Limited partners’ interests in consolidated partnerships	29,923	30,095
Total noncontrolling interests	29,923	30,095
Total capital	6,568,788	6,733,054
Total liabilities and capital	$11,181,730	11,145,717
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Minimum rent	$208,827	195,992	$410,219	337,232
Percentage rent	1,196	1,456	5,068	4,362
Recoveries from tenants and other income	64,502	57,256	128,773	102,535
Management, transaction, and other fees	6,887	6,601	14,045	13,307
Total revenues	281,412	261,305	558,105	457,436
Operating expenses:
Depreciation and amortization	89,105	92,230	177,629	152,284
Operating and maintenance	41,851	36,105	84,367	65,868
General and administrative	16,776	16,746	34,382	34,419
Real estate taxes	31,541	28,871	61,967	50,321
Other operating expenses (note 2)	2,799	6,862	4,432	78,425
Total operating expenses	182,072	180,814	362,777	381,317
Other expense (income):
Interest expense, net	38,074	35,407	74,859	62,606
Provision for impairment, net of tax	12,533	—	28,587	—
Early extinguishment of debt	11,010	12,404	11,172	12,404
Net investment (income) loss, including unrealized (gains) losses of ($291) and ($11), and $84 and ($863) for the three and six months ended June 30, 2018 and 2017, respectively	(569)	(887)	(602)	(1,984)
Total other expense (income)	61,048	46,924	114,016	73,026
Income from operations before equity in income of investments in real estate partnerships	38,292	33,567	81,312	3,093
Equity in income of investments in real estate partnerships	9,174	12,240	19,523	21,583
Income from operations	47,466	45,807	100,835	24,676
Gain on sale of real estate, net of tax	1,123	4,366	1,219	4,781
Net income	48,589	50,173	102,054	29,457
Limited partners’ interests in consolidated partnerships	(648)	(576)	(1,342)	(1,247)
Net income attributable to the Partnership	47,941	49,597	100,712	28,210
Preferred unit distributions and issuance costs	—	(1,125)	—	(12,981)
Net income attributable to common unit holders	$47,941	48,472	$100,712	15,229

Income per common unit - basic	$0.28	0.28	$0.59	0.10
Income per common unit - diluted	$0.28	0.28	$0.59	0.10
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$48,589	50,173	$102,054	29,457
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	4,289	(3,805)	13,794	(3,873)
Reclassification adjustment of derivative instruments included in net income	1,415	3,071	3,553	5,726
Unrealized gain (loss) on available-for-sale debt securities	44	11	(75)	43
Other comprehensive income (loss)	5,748	(723)	17,272	1,896
Comprehensive income	54,337	49,450	119,326	31,353
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	648	576	1,342	1,247
Other comprehensive income (loss) attributable to noncontrolling interests	183	79	643	(16)
Comprehensive income attributable to noncontrolling interests	831	655	1,985	1,231
Comprehensive income attributable to the Partnership	$53,506	48,795	$117,341	30,122
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the six months ended June 30, 2018 and 2017 (in thousands) (unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2016	$2,609,647	(1,967)	(18,346)	2,589,334	35,168	2,624,502
Net income	28,125	85	—	28,210	1,247	29,457
Other comprehensive loss	—	1	1,911	1,912	(16)	1,896
Deferred compensation plan, net	1	—	—	1	—	1
Contributions from partners	—	13,100	—	13,100	341	13,441
Distributions to partners	(143,551)	(264)	—	(143,815)	(5,946)	(149,761)
Preferred unit distributions	(4,367)	—	—	(4,367)	—	(4,367)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	7,171	—	—	7,171	—	7,171
Redemption of preferred stock	(250,000)	—	—	(250,000)	—	(250,000)
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	4,453,744	—	—	4,453,744	—	4,453,744
Restricted units issued as a result of restricted stock issued by Parent Company upon Equity One merger	7,951	—	—	7,951	—	7,951
Balance at June 30, 2017	6,708,721	10,955	(16,435)	6,703,241	30,794	6,734,035

Balance at December 31, 2017	6,698,341	10,907	(6,289)	6,702,959	30,095	6,733,054
Adjustment due to change in accounting policy (note 1)	30,889	—	12	30,901	2	30,903
Adjusted balance at December 31, 2017	6,729,230	10,907	(6,277)	6,733,860	30,097	6,763,957
Net income	100,500	212	—	100,712	1,342	102,054
Other comprehensive income	—	35	16,594	16,629	643	17,272
Deferred compensation plan, net	(4)	—	—	(4)	—	(4)
Distributions to partners	(189,237)	(389)	—	(189,626)	(2,159)	(191,785)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	8,135	—	—	8,135	—	8,135
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(124,989)	—	—	(124,989)	—	(124,989)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	(5,852)	—	—	(5,852)	—	(5,852)
Balance at June 30, 2018	$6,517,783	10,765	10,317	6,538,865	29,923	6,568,788
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2018 and 2017
(in thousands)
(unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$102,054	29,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,629	152,284
Amortization of deferred loan costs and debt premiums	4,999	4,769
(Accretion) and amortization of above and below market lease intangibles, net	(19,326)	(11,683)
Stock-based compensation, net of capitalization	6,574	13,826
Equity in income of investments in real estate partnerships	(19,523)	(21,583)
Gain on sale of real estate, net of tax	(1,219)	(4,781)
Provision for impairment	28,587	—
Early extinguishment of debt	11,172	12,404
Distribution of earnings from operations of investments in real estate partnerships	26,711	26,271
Deferred compensation expense	544	1,948
Realized and unrealized gain on investments	(530)	(1,951)
Changes in assets and liabilities:
Accounts receivable, net	6,023	10,639
Straight-line rent receivables, net	(9,825)	(8,887)
Deferred leasing costs	(3,404)	(6,701)
Other assets	(6,174)	3,617
Accounts payable and other liabilities	(6,052)	(23,850)
Tenants’ security and escrow deposits and prepaid rent	2,666	1,291
Net cash provided by operating activities	300,906	177,070
Cash flows from investing activities:
Acquisition of operating real estate	(85,766)	(345)
Advance deposits paid on acquisition of operating real estate	(2,025)	(100)
Acquisition of Equity One, net of cash and restricted cash acquired of $72,784	—	(646,984)
Real estate development and capital improvements	(120,579)	(159,889)
Proceeds from sale of real estate investments	42,508	13,270
Proceeds from (issuance of) notes receivable	15,648	(2,837)
Investments in real estate partnerships	(45,451)	(3,064)
Distributions received from investments in real estate partnerships	2,328	30,612
Dividends on investment securities	176	128
Acquisition of securities	(11,726)	(9,853)
Proceeds from sale of securities	10,976	10,877
Net cash used in investing activities	(193,911)	(768,185)
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(6,755)	(18,998)
Common units repurchased through share repurchase program	(124,989)	—
Proceeds from sale of treasury stock	99	76
Redemption of preferred partnership units	—	(250,000)
Distributions (to) from limited partners in consolidated partnerships, net	(2,159)	(5,891)
Distributions to partners	(188,948)	(143,208)
Distributions to preferred unit holders	—	(4,366)
Repayment of fixed rate unsecured notes	(150,000)	—
Proceeds from issuance of fixed rate unsecured notes, net	299,511	953,115
Proceeds from unsecured credit facilities	400,000	905,000
Repayment of unsecured credit facilities	(310,000)	(620,000)
Proceeds from notes payable	1,740	124,088
Repayment of notes payable	(6,199)	(232,839)
Scheduled principal payments	(5,513)	(4,789)
Payment of loan costs	(9,432)	(11,832)
Early redemption costs	(10,491)	(12,419)
Net cash (used in) provided by financing activities	(113,136)	677,937
Net (decrease) increase in cash and cash equivalents and restricted cash	(6,141)	86,822
Cash and cash equivalents and restricted cash at beginning of the period	49,381	17,879
Cash and cash equivalents and restricted cash at end of the period	$43,240	104,701

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2018, and 2017
(in thousands)
(unaudited)

	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,150 and $3,290 in 2018 and 2017, respectively)	$66,692	43,643
Cash paid (received) for income taxes	$290	(899)
Supplemental disclosure of non-cash transactions:
Limited partner units issued in exchange for acquisition of real estate	$—	13,100
Mortgage loans assumed for the acquisition of real estate	$9,700	—
Real estate under capital lease obligation	$—	6,000
Common stock issued by Parent Company for dividend reinvestment plan	$678	607
Stock-based compensation capitalized	$1,777	1,624
Contributions from limited partners in consolidated partnerships, net	$—	286
Common stock issued for dividend reinvestment in trust	$415	366
Contribution of stock awards into trust	$1,174	1,372
Distribution of stock held in trust	$524	640
Change in fair value of debt securities available-for-sale	$(89)	43

Equity One Merger:
Notes payable assumed in Equity One merger, at fair value	$—	757,399
General partner units issued to Parent Company for common stock exchanged for Equity One shares	$—	4,471,808
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

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
As of June 30, 2018, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 309 retail shopping centers and held partial interests in an additional 119 retail shopping centers through unconsolidated investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").
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
Ownership of the Operating Partnership
The Operating Partnership’s capital includes general and limited common Partnership Units. As of June 30, 2018, the Parent Company owned approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership with the remaining limited common Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). The EOP units are exchangeable for one share of common stock of the Parent Company and the unit holder cannot require redemption in cash or other assets.  The Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company’s only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.
Real Estate Partnerships
As of June 30, 2018, Regency had a partial ownership interest in 130 properties through partnerships, of which 11 are consolidated. Regency's partners include institutional investors, other real estate developers and/or operators, and individual parties who had a role in Regency sourcing transactions for development and investment (the "Partners" or "limited partners"). Regency has a variable interest in these entities through its equity interests. As managing member, Regency maintains the books and records and typically provides leasing and property management to the partnerships. The partners’ level of involvement varies from protective decisions (debt, bankruptcy, selling primary asset(s) of the business) to involvement in approving leases, operating budgets, and capital budgets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

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
The major classes of assets, liabilities, and non-controlling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership as a whole, are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Assets
Net real estate investments	$161,592	172,736
Cash and cash equivalents	3,795	4,993
Liabilities
Notes payable	18,358	16,551
Equity
Limited partners’ interests in consolidated partnerships	17,496	17,572

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

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
Property and Asset Management Services
The Company is engaged under agreements with its joint venture partnerships, which are generally perpetual in nature and cancellable through unanimous partner approval, absent an event of default. Under these agreements, the Company is to provide asset management, property management, and leasing services for the joint ventures' shopping centers. The fees are market-based, generally calculated as a percentage of either revenues earned or the estimated values of the properties managed or the proceeds received, and are recognized over the monthly or quarterly periods as services are rendered. Property management and asset management services represent a series of distinct daily services. Accordingly, the Company satisfies its performance obligation as service is rendered each day and the variability associated with that compensation is resolved each day. Amounts due from the partnerships for such services are paid during the month following the monthly or quarterly service periods.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

All income from contracts with the Company's real estate partnerships is included within Management, transaction and other fees on the Consolidated Statements of Operations, as follows:

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Timing of satisfaction of performance obligations	2018	2017	2018	2017
Property management services	Over time	$3,652	$3,587	$7,420	7,006
Asset management services	Over time	1,804	1,763	3,507	3,552
Leasing services	Point in time	1,072	787	1,757	1,617
Other transaction fees	Point in time	359	464	1,361	1,132
Total management, transaction, and other fees		$6,887	6,601	$14,045	13,307
The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $9.1 million and $8.7 million, as of June 30, 2018 and December 31, 2017, respectively.
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
June 30, 2018

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

January 2018
The Company's adoption of this standard did not have a significant impact on its results of operations, financial condition or cash flows as the company has an insignificant amount of equity securities within the scope of this standard.
The adoption resulted in reduced disclosure requirements around methodology and significant assumptions used in fair value measurements.

ASU 2016-15, August 2016, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. Early adoption is permitted on a retrospective basis.	January 2018	The adoption of this ASU did not result in a change to the Company's Consolidated Statements of Cash Flows.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
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

Upon adoption, and for the six months ended June 30, 2018, net cash provided by operating activities increased by $1.2 million and net cash used in investing activities decreased by $1.6 million, with a corresponding increase in cash and cash equivalents, and restricted cash within the Consolidated Statements of Cash Flows.

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
June 30, 2018

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
June 30, 2018

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Not yet adopted:

Leases (Topic 842) and related updates:

ASU 2016-02, February 2016, Leases (Topic 842)

ASU 2018-10, July 2018: Codification Improvements to Topic 842, Leases

ASU 2018-11, July 2018, Leases (Topic 842): Targeted Improvements

Topic 842 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. It also makes targeted changes to lessor accounting, including a change to the treatment of internal leasing costs and legal costs, which can no longer be capitalized.

The provisions of these ASUs are effective as of January 1, 2019, with early adoption permitted. Topic 842 provides a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief or an additional transition method, allowing for initial application at the date of adoption and a cumulative-effect adjustment to opening retained earnings.

Additionally, lessors are provided with a practical expedient, elected by class of underlying asset, to account for lease and non-lease components as a single lease component if certain criteria are met. Lessors that make these elections will be required to provide additional disclosures.
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

Historic capitalization of internal leasing costs was $3.2 million and $10.4 million during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

Historic capitalization of legal costs was $0.8 million and $1.2 million during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively, including our pro rata share recognized through Equity in income of investments in real estate partnerships.

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

This ASU also applies to how the Company determines its allowance for doubtful accounts on tenant receivables.
		January 2020	The Company is evaluating the alternative methods of adoption and the impact it will have on its financial statements and related disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

2.	Real Estate Investments
The following table details the components of Land, building and improvements in the Consolidated Balance Sheets:

(in thousands)	June 30, 2018	December 31, 2017
Land	$4,219,729	4,235,032
Land improvements	595,260	556,140
Buildings	5,088,953	4,999,378
Building and tenant improvements	848,610	787,880
Total Land, building and improvements	$10,752,552	10,578,430
Acquisitions
The following table details the shopping centers acquired or land acquired or leased for development:

(in thousands)		Six months ended June 30, 2018
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/2/18	Ballard Blocks I	Seattle, WA	Operating	49.9%	$54,500	—	3,668	2,350
1/2/18	Ballard Blocks II	Seattle, WA	Development	49.9%	4,000	—	—	—
1/5/18	The District at Metuchen	Metuchen, NJ	Operating	20%	33,830	—	3,147	1,905
1/10/18	Hewlett Crossing I & II	Hewlett, NY	Operating	100%	30,900	9,700	3,114	1,868
4/3/2018	Rivertowns Square	Dobbs Ferry, NY	Operating	100%	68,933	—	4,993	5,554
5/18/2018	Crossroads Commons II	Boulder, CO	Operating	20%	10,500	—	447	769
Total property acquisitions					$202,663	9,700	15,369	12,446

(in thousands)		Six months ended June 30, 2017
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
3/6/17	The Field at Commonwealth	Chantilly, VA	Development	100%	$9,500	—	—	—
3/8/17	Pinecrest Place (1)	Miami, FL	Development	100%	—	—	—	—
4/13/17	Mellody Farm (2)	Chicago, IL	Development	100%	26,200	—	—	—
6/28/17	Concord outparcel (3)	Miami, FL	Operating	100%	350	—	—	—
Total property acquisitions					$36,050	—	—	—
(1) The Company leased 10.67 acres for a ground up development.
(2) The Operating Partnership issued 195,732 partnership units values at $13.1 million as partial consideration for the purchase.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

The following table provides the components that made up the total purchase price for the Equity One merger:

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
The fair value of the acquired operating properties is based on a valuation prepared by Regency with assistance of a third party valuation specialist. The third party used stabilized Net Operating Income (“NOI”) and market specific capitalization and discount rates as the primary inputs in determining the fair value of the real estate assets. Management reviewed the inputs used by the third party specialist as well as the allocation of the purchase price to ensure reasonableness and that the procedures were performed in accordance with management's policy. Management and the third party valuation specialist have prepared their fair value estimates for each of the operating properties acquired, and completed the purchase price allocation during the measurement period.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

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
June 30, 2018

Pro forma Information
The following unaudited pro forma financial data includes the incremental revenues, operating expenses, depreciation and amortization, and costs of the Equity One acquisition as if it had occurred on January 1, 2016:

		Three months ended June 30,	Six months ended June 30,
(in thousands, except per share data)		2017	2017
Total revenues		$261,314	$526,488
Income from operations	(1)	56,435	123,832
Net income attributable to common stockholders	(1)	54,624	109,434
Income per common share - basic		0.32	0.64
Income per common share - diluted		0.32	0.64
(1) The pro forma earnings for the three and six months ended June 30, 2017, were adjusted to exclude $4.7 million and $97.3 million of merger costs, respectively.
The pro forma financial data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

3.    Property Dispositions
Dispositions
The following table provides a summary of consolidated shopping centers and land parcels disposed of during the periods set forth below:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except number sold data)	2018	2017	2018	2017
Net proceeds from sale of real estate investments	$38,781	$13,481	$42,008	$15,230
Gain on sale of real estate, net of tax	$1,123	$4,366	$1,219	$4,781
Provision for impairment of real estate sold	$2,974	$—	$3,348	$—
Number of operating properties sold	3	1	4	1
Number of land parcels sold	3	5	3	7
Percent interest sold	100%	100%	100%	100%
At June 30, 2018, the Company also had three properties classified as Properties held for sale on the Consolidated Balance Sheets, all of which have sold subsequent to June 30, 2018.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

4.    Other Assets
The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets:

(in thousands)	June 30, 2018	December 31, 2017
Goodwill	$320,639	331,884
Investments	42,672	41,636
Prepaid and other	25,771	30,332
Derivative assets	25,472	14,515
Furniture, fixtures, and equipment, net	7,010	6,123
Deferred financing costs, net	7,933	2,637
Total other assets	$429,497	427,127
The following table presents the goodwill balances and activity during the year to date periods ended:

(in thousands)	June 30, 2018	December 31, 2017
Beginning of year balance	$331,884	—
Goodwill resulting from Equity One merger	500	331,884
Goodwill allocated to properties sold	(381)	—
Impairment (1)	(9,220)	—
Goodwill allocated to properties held for sale	(2,144)	—
End of period balance	$320,639	331,884
(1) See note 7, Fair value measurements, for additional information about the impairment loss associated with properties held and used or held for sale.

5.    Notes Payable and Unsecured Credit Facilities
The Company’s outstanding debt consisted of the following:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	June 30, 2018		December 31, 2017
Notes payable:
Fixed rate mortgage loans	5.1%	4.4%	$516,149		520,193
Variable rate mortgage loans	3.3%	3.5%	127,727	(1)	125,866
Fixed rate unsecured public and private debt	4.0%	4.4%	2,474,126		2,325,656
Total notes payable			3,118,002		2,971,715
Unsecured credit facilities:
Line of Credit (the "Line") (2)	2.8%	3.0%	150,000		60,000
Term loans	2.4%	2.5%	563,498		563,262
Total unsecured credit facilities			713,498		623,262
Total debt outstanding			$3,831,500		3,594,977

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
June 30, 2018

Significant financing activity during 2018 includes:

•
On March 9, 2018, the Company received proceeds from issuing $300.0 million of 4.125% senior unsecured public notes, which priced at 99.837% and mature in March 2028. $60.0 million of the proceeds were used to repay our Line and $163.2 million was used to early redeem, on April 2, 2018, the $150.0 million 6% senior unsecured public notes originally due June 2020, including accrued and unpaid interest through the redemption date and a make-whole amount. The remainder of the proceeds are intended to be used to repay 2018 mortgage maturities and for general corporate purposes.

•
On March 26, 2018, the Company amended and restated its unsecured revolving credit facility (the “Line”). The amendment and restatement increases the size of the Line to $1.25 billion from $1.0 billion and extends the maturity date to March 23, 2022, with options to extend the maturity for two additional six-month periods. Borrowings will bear interest at an annual rate of LIBOR plus 87.5 basis points, subject to the Company’s credit ratings, compared to a rate of 92.5 basis points under its previous facility. An annual facility fee of 15 basis points, subject to the Company’s credit ratings, applies to the Line.

As of June 30, 2018, scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	June 30, 2018
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2018	$5,173	106,117	—	111,290
2019	9,519	23,525	—	33,044
2020	11,287	78,580	300,000	389,867
2021	11,600	66,751	250,000	328,351
2022	11,799	5,848	715,000	732,647
Beyond 5 Years	37,056	269,216	1,950,000	2,256,272
Unamortized debt premium/(discount) and issuance costs	—	7,405	(27,376)	(19,971)
Total	$86,434	557,442	3,187,624	3,831,500

(1) Includes unsecured public and private debt and unsecured credit facilities.
The Company has $129.6 million of mortgage loans maturing through 2019, which it currently intends to repay if wholly owned, or refinance if held within a consolidated real estate investment partnership. The Company has sufficient capacity on its Line to repay this maturing debt, all of which is in the form of non-recourse mortgage loans.
The Company was in compliance as of June 30, 2018 with the financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities.

6.    Derivative Financial Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors, and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

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
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities)(1)
Effective Date	Maturity Date	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	June 30, 2018	December 31, 2017
4/3/17	12/2/20	$300,000	1 Month LIBOR with Floor	1.824%	$5,890	1,804
8/1/16	1/5/22	265,000	1 Month LIBOR with Floor	1.053%	15,022	10,744
4/7/16	4/1/23	20,000	1 Month LIBOR	1.303%	1,243	801
12/1/16	11/1/23	33,000	1 Month LIBOR	1.490%	2,002	1,166
6/2/17	6/2/27	37,500	1 Month LIBOR with Floor	2.366%	1,315	(177)
					$25,472	14,338

(1) Derivatives in an asset position are included within other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of June 30, 2018, does not have any derivatives that are not designated as hedges. The Company has master netting agreements; however, the Company does not have multiple derivatives subject to a single master netting agreement with the same counterparties. Therefore, none are offset in the accompanying Consolidated Balance Sheets.
The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total Interest Expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
(in thousands)	2018	2017		2018	2017		2018	2017
Interest rate swaps	$4,289	(3,805)	Interest expense	$(1,415)	(3,071)	Interest expense, net	$38,074	35,407

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total Interest Expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
(in thousands)	2018	2017		2018	2017		2018	2017
Interest rate swaps	$13,794	(3,873)	Interest expense	$(3,553)	(5,726)	Interest expense, net	$74,859	62,606
As of June 30, 2018, the Company expects $2.5 million of net deferred losses on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

the next 12 months. Included in the reclass is $8.4 million which is related to previously settled swaps on the Company's ten year fixed rate unsecured loans.

7.    Fair Value Measurements
(a) Disclosure of Fair Value of Financial Instruments
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	June 30, 2018		December 31, 2017
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$—	—	$15,803	15,660
Financial liabilities:
Notes payable	$3,118,002	3,081,052	$2,971,715	3,058,044
Unsecured credit facilities	$713,498	715,000	$623,262	625,000
The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of June 30, 2018 and December 31, 2017, respectively. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.
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
(b) Fair Value Measurements
The following financial instruments are measured at fair value on a recurring basis:
Securities
The Company has investments in marketable securities that are included within other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within net investment (income) loss in the accompanying Consolidated Statements of Operations.
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
June 30, 2018

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
The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2018
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Securities	$35,079	35,079	—	—
Available-for-sale debt securities	7,593	—	7,593	—
Interest rate derivatives	25,472	—	25,472	—
Total	$68,144	35,079	33,065	—

	Fair Value Measurements as of December 31, 2017
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Securities	$31,662	31,662	—	—
Available-for-sale debt securities	9,974	—	9,974	—
Interest rate derivatives	14,515	—	14,515	—
Total	$56,151	31,662	24,489	—

Liabilities:
Interest rate derivatives	$(177)	—	(177)	—
The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis:

	Fair Value Measurements as of June 30, 2018
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
Long-lived assets held for sale
Properties held for sale	$22,054	—	48,254	—	(26,200)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

During the six months ended June 30, 2018, the Company recognized a $28.6 million provision for impairment, net of tax, including $26.2 million impairment on two operating properties classified as held for sale. The impairment of the real estate assets, which are classified as held for sale as of June 30, 2018, was determined based on the expected selling price as compared to the Company's carrying value of its investment.
There were no assets measured at fair value on a nonrecurring basis as of December 31, 2017.

8.    Equity and Capital
Common Stock of the Parent Company
At the Market ("ATM") Program
Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. There were no shares issued under the ATM equity program during the three and six months ended June 30, 2018 or 2017. As of June 30, 2018, all $500 million of common stock remained available for issuance under this ATM equity program.
Share Repurchase Program
On February 7, 2018, the Company's Board authorized a common share repurchase program under which the Company may repurchase, from time to time, up to $250 million worth of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is scheduled to expire on February 6, 2020. The timing and actual number of shares repurchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the board. As of June 30, 2018, the Company had repurchased 2,145,209 shares for $125.0 million at an average price of $58.24 per share.
Common Units of the Operating Partnership
Common units of the operating partnership are issued or redeemed and retired for each of the shares of Parent Company common stock issued or repurchased and retired, as described above.
Accumulated Other Comprehensive Loss ("AOCI")
The following tables present changes in the balances of each component of AOCI:

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	AOCI
Balance as of December 31, 2016	$(18,327)	(19)	(18,346)	(301)	—	(301)	(18,647)
Other comprehensive income before reclassifications	(3,770)	43	(3,727)	(103)	—	(103)	(3,830)
Amounts reclassified from AOCI (1)	5,638	—	5,638	88	—	88	5,726
Current period other comprehensive income, net	1,868	43	1,911	(15)	—	(15)	1,896
Balance as of June 30, 2017	$(16,459)	24	(16,435)	(316)	—	(316)	(16,751)

(1) Amounts recelassified from AOCI into income are presented within Interest expense, net in the Consolidated Statement of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	AOCI
Balance as of December 31, 2017	$(6,262)	(27)	(6,289)	(112)	—	(112)	(6,401)
Opening adjustment due to change in accounting policy (2)	12	—	12	2	—	2	14
Adjusted balance as of December 31, 2017	(6,250)	(27)	(6,277)	(110)	—	(110)	(6,387)
Other comprehensive income before reclassifications	13,156	(75)	13,081	638	—	638	13,719
Amounts reclassified from AOCI (1)	3,513	—	3,513	40	—	40	3,553
Current period other comprehensive income, net	16,669	(75)	16,594	678	—	678	17,272
Balance as of June 30, 2018	$10,419	(102)	10,317	568	—	568	10,885

(1) Amounts recelassified from AOCI into income are presented within Interest expense, net in the Consolidated Statement of Operations.
(2) Upon adoption of ASU 2017-12, the Company recognized the immaterial adjustment to opening retained earnings and AOCI for previously recognized hedge ineffectiveness from off-market hedges, as further discussed in note 1.

9.    Stock-Based Compensation
During six months ended June 30, 2018, the Company granted 259,356 shares of restricted stock with a weighted-average grant-date fair value of $63.50 per share. The Company records stock-based compensation expense within general and administrative expenses in the accompanying Consolidated Statements of Operations.

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
The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

(in thousands)	June 30, 2018	December 31, 2017
Assets:
Equity securities (1)	$33,061	31,662
Liabilities:
Accounts payable and other liabilities	$32,811	31,383
(1) Included within Other assets in the accompanying Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

11.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Income from operations attributable to common stockholders - basic	$47,841	48,368	$100,500	15,144
Income from operations attributable to common stockholders - diluted	$47,841	48,368	$100,500	15,144
Denominator:
Weighted average common shares outstanding for basic EPS	169,424	170,088	170,056	148,610
Weighted average common shares outstanding for diluted EPS (1)	169,682	170,420	170,291	148,930

Income per common share – basic	$0.28	0.28	$0.59	0.10
Income per common share – diluted	$0.28	0.28	$0.59	0.10
(1) Includes the dilutive impact of unvested restricted stock and shares issuable under the forward equity offering, that were fully settled on December 14, 2017, using the treasury stock method.
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding for the six months ended June 30, 2018 and 2017 were 349,902 and 238,987, respectively.
Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Income from operations attributable to common unit holders - basic	$47,941	48,472	$100,712	15,229
Income from operations attributable to common unit holders - diluted	$47,941	48,472	$100,712	15,229
Denominator:
Weighted average common units outstanding for basic EPU	169,774	170,410	170,406	148,849
Weighted average common units outstanding for diluted EPU (1)	170,032	170,742	170,641	149,169

Income per common unit – basic	$0.28	0.28	$0.59	0.10
Income per common unit – diluted	$0.28	0.28	$0.59	0.10
(1) Includes the dilutive impact of unvested restricted stock and shares issuable under the forward equity offering, that were fully settled on December 14, 2017, using the treasury stock method.

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
June 30, 2018

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
Letters of Credit
The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of June 30, 2018 and December 31, 2017, the Company had $9.4 million in letters of credit outstanding.

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

•
Operating EBITDAre (previously Adjusted EBITDA) begins with the National Association of Real Estate Investment Trusts ("NAREIT") EBITDAre and excludes certain non-cash components of earnings derived from above and below market rent amortization and straight-line rents. NAREIT EBITDAre is a measure of REIT performance, which NAREIT defines as net income, computed in accordance with GAAP, excluding interest expense, income tax expense, depreciation and amortization, gains and losses from sales of depreciable property, operating real estate impairments, and adjustments to reflect the Company's share of unconsolidated partnerships and joint ventures. The NAREIT EBITDAre performance measure was adopted for reporting periods beginning after December 31, 2017.

•
Fixed Charge Coverage Ratio is defined as Operating EBITDAre divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

•
Net Operating Income ("NOI") is the sum of base rent, percentage rent, and recoveries from tenants and other income, less operating and maintenance, real estate taxes, ground rent, and provision for doubtful accounts. NOI excludes straight-line rental income and expense, above and below market rent amortization, tenant lease inducement amortization, and other fees. The Company also provides disclosure of NOI excluding termination fees, which excludes both termination fee income and expenses.

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

Overview of Our Strategy
Regency Centers Corporation began its operations as a publicly-traded REIT in 1993, and, as of June 30, 2018, had full or partial ownership interests in 428 retail properties primarily anchored by market leading grocery stores. Our properties are principally located in affluent and infill trade areas of the United States, and contain 54.1 million square feet ("SF") of gross leasable area ("GLA"). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P., our wholly-owned subsidiaries, and through our co-investment partnerships.
As of June 30, 2018, the Parent Company owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.
Our mission is to be the preeminent national shopping center owner, operator and developer. Our strategy is to:

•
Own and manage an unequaled portfolio of high-quality neighborhood and community shopping centers anchored by market leading grocers and located in affluent suburban and near urban trade areas in the country’s most desirable metro areas. We expect this combination will produce highly desirable and attractive centers with best-in-class retailers. These centers should command higher rental and occupancy rates resulting in excellent prospects to grow NOI;

•	Maintain an industry leading and disciplined development and redevelopment platform to deliver exceptional retail centers at higher margins as compared to acquisitions;

•	Support our business activities with a strong balance sheet; and

•	Engage a talented, dedicated team of employees, who are guided by Regency’s strong values and culture, which are aligned with shareholder interests.
Executing on our Strategy
During the six months ended June 30, 2018:
We had Net income attributable to common stockholders of $100.5 million as compared to $15.1 million, net of $74.4 million of merger costs, during the six months ended June 30, 2017.
We sustained superior same property NOI growth:

•	We achieved pro-rata same property NOI growth, as adjusted, excluding termination fees, of 4.1%.

•	We executed 886 leasing transactions representing 2.4 million pro-rata SF of new and renewal leasing, with trailing twelve month rent spreads of 6.4% on comparable retail operating property spaces.

•	At June 30, 2018, our total property portfolio was 95.0% leased, while our same property portfolio was 95.5% leased.
We developed and redeveloped high quality shopping centers at attractive returns on investment:

•	We started one new development representing a total pro-rata project investment of $31.3 million upon completion, with a projected return on investment of 6.3%.

•	Including the one new development project, a total of 21 properties were in the process of development or redevelopment, representing a pro-rata investment upon completion of $348.5 million.

•	We completed two new developments representing a total pro-rata project investment of $110.9 million with a return on investment of 7.0%.
We maintained a conservative balance sheet providing financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
On March 9, 2018, the Company received proceeds from $300.0 million of 4.125% senior unsecured public notes, which priced at 99.837% and mature in March 2028. $60 million of the proceeds were used to repay our Line and $163.2 million was used, in April, to early redeem our $150.0 million 6.0% senior unsecured public notes originally due June 2020, including accrued and unpaid interest through the redemption date and a make-whole amount. We intend to use the remainder of the proceeds to repay 2018 mortgage maturities and for general corporate purposes.

•
On March 26, 2018, we amended and restated our unsecured revolving credit facility (the “Line”). The amendment and restatement increases the size of the Line to $1.25 billion from $1.0 billion and extends the maturity date to March 23, 2022, with options to extend maturity for two additional six-month periods. Borrowings will bear interest at an annual rate of LIBOR plus 87.5 basis points, subject to our credit ratings, compared to a rate of 92.5 basis points under the previous facility. An annual facility fee of 15 basis points, subject to our credit ratings, applies to the Line.

•	At June 30, 2018, our annualized net debt-to-operating EBITDAre ratio on a pro-rata basis was 5.6x.

Shopping Center Portfolio
The following table summarizes general information related to the Consolidated Properties in our shopping center portfolio:

(GLA in thousands)	June 30, 2018	December 31, 2017
Number of Properties	309	311
Properties in Development	6	8
GLA	38,641	38,743
% Leased – Operating and Development	95.2%	95.5%
% Leased – Operating	95.5%	96.0%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$21.42	$21.01
The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our shopping center portfolio:

(GLA in thousands)	June 30, 2018	December 31, 2017
Number of Properties	119	115
Properties in Development	2	1
GLA	15,470	15,138
% Leased – Operating and Development	94.0%	95.9%
% Leased –Operating	94.5%	96.2%
Weighted average annual effective rent PSF, net of tenant concessions	$21.07	$20.63
For the purpose of the following disclosures of occupancy and leasing activity, "anchor space" is considered space greater than or equal to 10,000 SF and "shop space" is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	June 30, 2018	December 31, 2017
% Leased – Operating	95.4%	96.2%
Anchor space	97.3%	98.3%
Shop space	92.1%	92.5%
The decline in anchor space percent leased is primarily attributable to anticipated anchor move-outs, including Toys-R-Us and certain other junior anchors. The decline in shop space percent leased is consistent with historical seasonal move-outs.

The following table summarizes leasing activity, including our pro-rata share of activity within the portfolio of our co-investment partnerships:

	Six months ended June 30, 2018
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	11	151	$20.10	$43.12	$8.39
Renewal	35	808	$16.10	$0.70	$0.39
Total Anchor Leases (1)	46	959	$16.73	$7.38	$1.65
Shop Space
New	269	453	$33.53	$26.65	$13.80
Renewal	571	947	$33.17	$0.89	$2.04
Total Shop Space Leases (1)	840	1,400	$33.28	$9.22	$5.85
Total Leases	886	2,359	$26.55	$8.47	$4.14

(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.

	Six months ended June 30, 2017
	Leasing Transactions (1,2)	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	18	488	$18.85	$20.42	$3.11
Renewal	36	1,007	$16.28	$—	$0.68
Total Anchor Leases (1)	54	1,495	$17.12	$6.67	$1.47
Shop Space
New	245	416	$31.17	$24.06	$12.01
Renewal	544	942	$31.31	$1.54	$2.85
Total Shop Space Leases (1)	789	1,358	$31.27	$8.44	$5.65
Total Leases	843	2,853	$23.85	$7.51	$3.46

(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) For the period ending June 30, 2017, amounts include leasing activity of properties acquired from Equity One beginning March 1, 2017.
The weighted average base rent on signed shop space leases during 2018 was $33.28 and exceeds the average annual base rent of all shop space leases due to expire during the next 12 months of $31.51 PSF.

Significant Tenants and Concentrations of Risk
We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our most significant tenants, based on their percentage of annualized base rent:

		June 30, 2018
Grocery Anchor		Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Publix		69	6.2%	3.1%
Kroger		58	6.6%	3.1%
Albertsons/Safeway	(2)	46	4.0%	2.8%
TJX Companies		58	3.3%	2.4%
Whole Foods		28	2.2%	2.3%

(1) Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors.
(2) Upon completion of the pending merger of Albertsons Cos. and Rite Aid Corp., the combined company would represent a total of 59 stores, 4.6% of Company-owned GLA, and 3.1% of annualized base rent, based on active leases as of June 30, 2018. There is the possibility that store closures could occur as a result of the merger.

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
We closely monitor the operating performance and rent collections of tenants in our shopping centers as well as those retailers experiencing significant changes to their business models as a result of reduced customer traffic in their stores and increased competition from e-commerce sales.  Retailers who are unable to withstand these and other business pressures may file for bankruptcy. Although base rent is supported by long-term lease contracts, tenants who file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to recover our claim and to release the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. Tenants who have filed for bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 0.1% of our annual base rent on a pro-rata basis.

Results from Operations
Comparison of the three months ended June 30, 2018 to 2017:
Our revenues increased as summarized in the following table:

	Three months ended June 30,
(in thousands)	2018	2017	Change
Minimum rent	$208,827	195,992	12,835
Percentage rent	1,196	1,456	(260)
Recoveries from tenants	59,591	53,504	6,087
Other income	4,911	3,752	1,159
Management, transaction, and other fees	6,887	6,601	286
Total revenues	$281,412	261,305	20,107
Minimum rent increased, on a net basis, as follows:

•	$3.3 million increase from rent commencing at development properties;

•	$3.5 million increase from acquisitions of operating properties;

•	$8.5 million increase from same properties, including:

◦	$6.4 million increase in base rent from rental rate growth on new and renewal leases, rent steps in existing leases, and rent commencements, and

◦	$2.1 million increase in other above/below market lease intangibles and straight line rent.

•	reduced by $2.5 million from the sale of operating properties.
Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, as follows:

•	$1.0 million increase from rent commencing at development properties;

•	$637,000 increase from acquisitions of operating properties;

•	$4.9 million increase from same properties;

•	reduced by $464,000 from the sale of operating properties.
Other income, which consists of incidental income earned at our centers, increased $1.2 million, primarily within same properties due to additional termination and settlement fees.
Changes in our operating expenses are summarized in the following table:

	Three months ended June 30,
(in thousands)	2018	2017	Change
Depreciation and amortization	$89,105	92,230	(3,125)
Operating and maintenance	41,851	36,105	5,746
General and administrative	16,776	16,746	30
Real estate taxes	31,541	28,871	2,670
Other operating expenses	2,799	6,862	(4,063)
Total operating expenses	$182,072	180,814	1,258

Depreciation and amortization costs decreased, on a net basis, as follows:

•	$1.6 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$1.7 million increase from acquisitions of operating properties; offset by

•	$4.9 million decrease from same properties primarily related to provisional amounts recognized in 2017 for the Equity One properties acquired; and

•	$1.4 million decrease from the sale of operating properties.
Operating and maintenance costs increased, on a net basis, as follows:

•	$1.7 million increase from operations commencing at development properties;

•	$613,000 net increase from acquired properties;

•	$3.7 million increase from same properties from a $2.0 million increase in recoverable costs and a $1.7 million termination fee;

•	reduced by $242,000 from the sale of operating properties.
Real estate taxes increased, on a net basis, as follows:

•	$582,000 increase from development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$487,000 increase from acquisitions of operating properties;

•	$2.0 million increase within the same property portfolio resulting from increased tax assessments;

•	reduced by $349,000 from sold properties.
Other operating expenses decreased $4.1 million, primarily attributable to transaction costs recognized from the Equity One merger in 2017.
The following table presents the components of other expense (income):

	Three months ended June 30,
(in thousands)	2018	2017	Change
Interest expense, net
Interest on notes payable	$33,102	31,302	1,800
Interest on unsecured credit facilities	5,000	4,313	687
Capitalized interest	(1,970)	(2,033)	63
Hedge expense	2,102	2,102	—
Interest income	(160)	(277)	117
Interest expense, net	38,074	35,407	2,667
Provision for impairment, net of tax	12,533	—	12,533
Early extinguishment of debt	11,010	12,404	(1,394)
Net investment income	(569)	(887)	318
Total other expense (income)	$61,048	46,924	14,124

The $2.7 million net increase in total interest expense is primarily due to:

•	$1.8 million net increase in interest on notes payable from:

◦	$3.2 million increase from issuance of $300 million of new unsecured debt in March 2018,

◦	$3.0 million increase from issuances of $300 million of new unsecured debt during 2017, offset by

◦	$2.2 million decrease from redemption of $150 million of senior unsecured notes in April 2018,

◦	$2.2 million decrease in mortgage interest expense primarily due to the payoff of mortgages utilizing proceeds from the June 2017 debt offering;

•	$687,000 increase in interest on unsecured credit facilities related to higher average balances.
During the three months ended June 30, 2018, we recognized $12.5 million of impairment losses on three operating properties, two that have sold and one that is held for sale, which includes $7.6 million of goodwill impairment. The Company will, from time to time, identify properties ("reporting units") that no longer meet its investment criteria and will evaluate the property for potential sale. A decision to sell a reporting unit would result in the need to evaluate its goodwill for recoverability and may result in impairment. If events occur that trigger an impairment evaluation at multiple reporting units, the resulting goodwill impairment may be significant.
During the three months ended June 30, 2018, we early redeemed the $150 million 6% senior unsecured notes resulting in $11.0 million of debt extinguishment costs. During the three months ended June 30, 2017, we repaid nine mortgages with a portion of proceeds from an unsecured public debt offering, and recognized $12.4 million of debt extinguishment costs.
Our equity in income of investments in real estate partnerships decreased as follows:

		Three months ended June 30,
(in thousands)	Regency's Ownership	2018	2017	Change
GRI - Regency, LLC (GRIR)	40.00%	$7,220	6,805	415
New York Common Retirement Fund (NYC)	30.00%	34	169	(135)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	346	2,743	(2,397)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	385	365	20
Cameron Village, LLC (Cameron)	30.00%	241	204	37
RegCal, LLC (RegCal)	25.00%	392	329	63
US Regency Retail I, LLC (USAA)	20.01%	220	285	(65)
Other investments in real estate partnerships	49.90% - 50.00%	336	1,340	(1,004)
Total equity in income of investments in real estate partnerships		$9,174	12,240	(3,066)
The $3.1 million decrease in our equity in income of investments in real estate partnerships is largely attributed to:

•	$415,000 increase at GRIR from greater rental income from rent growth and percent commenced, coupled with lower depreciation expense, as several assets are now fully depreciated;

•	$2.4 million decrease at Columbia I due to a $2.4 million gain on the sale of an operating property within in the partnership during 2017;

•	$1.0 million decrease at our Other investments in real estate partnerships from

◦	a $700,000 decrease due to a land sale gain recognized during the three months ended June 30, 2017; and

◦	a $300,000 decrease due to an anchor tenant moving out early in 2018; offset by

◦	a $300,000 increase from a new investment made in January 2018.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended June 30,
(in thousands)	2018	2017	Change
Income from operations	$47,466	45,807	1,659
Gain on sale of real estate, net of tax	1,123	4,366	(3,243)
Income attributable to noncontrolling interests	(748)	(680)	(68)
Preferred stock dividends and issuance costs	—	(1,125)	1,125
Net income attributable to common stockholders	$47,841	48,368	(527)
Net income attributable to exchangeable operating partnership units	100	104	(4)
Net income attributable to common unit holders	$47,941	48,472	(531)
During the three months ended June 30, 2018, we sold one operating property and two land parcels for gains totaling $1.1 million, as compared to gains of $4.4 million from the sale of one operating property and five land parcels during the three months ended June 30, 2017.
Preferred stock dividends decreased $1.1 million due to the redemption of our Series 6 and Series 7 preferred stock in February and August of 2017, respectively.

Comparison of the six months ended June 30, 2018 to 2017:
Results from operations for the six months ended June 30, 2018, reflect the results of our merger with Equity One on March 1, 2017, and therefore excludes the results of operations for the non-ownership period of 2017.
Our revenues increased as summarized in the following table:

	Six months ended June 30,
(in thousands)	2018	2017	Change
Minimum rent	$410,219	337,232	72,987
Percentage rent	5,068	4,362	706
Recoveries from tenants	118,473	95,328	23,145
Other income	10,300	7,207	3,093
Management, transaction, and other fees	14,045	13,307	738
Total revenues	$558,105	457,436	100,669
Minimum rent increased as follows:

•	$5.6 million increase from rent commencing at development properties;

•	$5.9 million increase from new acquisitions of operating properties; and

•	$64.4 million increase from same properties, including:

◦	$58.5 million increase from properties acquired through the Equity One merger, and

◦	$5.9 million increase within the existing same property portfolio driven by:

▪	$2.8 million increase from redevelopments, and

▪	$3.1 million increase from other rental rate growth on new and renewal leases and rent commencements;

•	reduced by $2.9 million from the sale of operating properties.
Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$1.5 million increase from rent commencing at development properties;

•	$1.2 million increase from new acquisitions of operating properties; and

•	$21.1 million increase from same properties, including $17.7 million from properties acquired through the Equity One merger, with the balance of the increase driven by increases in recoverable costs;

•	reduced by $606,000 from the sale of operating properties.
Other income, which consists of incidental income earned at our centers, increased $3.1 million from same properties, including $2.0 million from properties acquired through the Equity One merger, primarily from termination, assignment and settlement fees.

Changes in our operating expenses are summarized in the following table:

	Six months ended June 30,
(in thousands)	2018	2017	Change
Depreciation and amortization	$177,629	152,284	25,345
Operating and maintenance	84,367	65,868	18,499
General and administrative	34,382	34,419	(37)
Real estate taxes	61,967	50,321	11,646
Other operating expenses	4,432	78,425	(73,993)
Total operating expenses	$362,777	381,317	(18,540)
Depreciation and amortization costs increased as follows:

•	$2.3 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$3.0 million increase from new acquisitions of operating properties;

•	$21.5 million increase from same properties, which is primarily attributable to properties acquired through the Equity One merger; and

•	$1.5 million decrease from the sale of operating properties.
Operating and maintenance costs increased as follows:

•	$2.5 million increase from operations commencing at development properties;

•	$1.4 million increase from acquisitions of operating properties and property damage claims from the winter storms covered by our captive insurance program; and

•	$14.9 million increase from same properties, including $14.5 million from properties acquired through the Equity One merger;

•	reduced by $392,000 from the sale of operating properties.
Real estate taxes increased as follows:

•	$1.0 million increase from development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$882,000 increase from acquisitions of operating properties; and

•
$10.2 million increase at same properties, including $7.5 million from properties acquired through the Equity One merger and $2.7 million from increased tax assessments within the remaining same property portfolio;

•	reduced by $462,000 from sold properties.
Other operating expenses decreased $74.0 million primarily attributable to transaction costs related to the Equity One merger in 2017.

The following table presents the components of other expense (income):

	Six months ended June 30,
(in thousands)	2018	2017	Change
Interest expense, net
Interest on notes payable	$66,070	55,915	10,155
Interest on unsecured credit facilities	9,289	6,744	2,545
Capitalized interest	(4,150)	(3,290)	(860)
Hedge expense	4,204	4,204	—
Interest income	(554)	(967)	413
Interest expense, net	74,859	62,606	12,253
Provision for impairment, net of tax	28,587	—	28,587
Early extinguishment of debt	11,172	12,404	(1,232)
Net investment income	(602)	(1,984)	1,382
Total other expense (income)	$114,016	73,026	40,990
The $12.3 million net increase in total interest expense is due to:

•	$10.2 million net increase in interest on notes payable due to:

◦	$3.9 million increase from issuance of $300 million of new unsecured debt in March 2018;

◦	$7.7 million increase from issuances of $950 million of new unsecured debt during 2017; and

◦	$3.2 million of additional interest on notes payable assumed with the Equity One merger; offset by

◦	$2.4 million decrease in mortgage interest expense primarily due to the payoff of mortgages utilizing proceeds from the June 2017 debt offering; and

◦	$2.2 million decrease from redemption of $150 million unsecured debt in April 2018.

•	$2.5 million increase in interest on unsecured credit facilities related to higher average balances including a new $300 million term loan which closed on March 1, 2017;

•	offset by $860,000 decrease from greater capitalization of interest based on the size and progress of development and redevelopment projects in process.
During the six months ended June 30, 2018, we recognized $28.6 million of impairment losses on five operating properties, three that have sold and two that are held for sale, which includes $9.2 million of goodwill impairment. The Company will, from time to time, identify properties ("reporting units") that no longer meet its investment criteria and will evaluate the property for potential sale. A decision to sell a reporting unit would result in the need to evaluate its goodwill for recoverability and may result in impairment. If events occur that trigger an impairment evaluation at multiple reporting units, the resulting goodwill impairment may be significant.
During the six months ended June 30, 2018, we early redeemed the $150 million 6% senior unsecured notes resulting in $11.0 million of debt extinguishment costs. During the six months ended June 30, 2017, we repaid nine mortgages with a portion of the proceeds from an unsecured public debt offering, and recognized $12.4 million of debt extinguishment costs.
Net investment income decreased $1.4 million driven by changes in the stock market.

Our equity in income of investments in real estate partnerships decreased as follows:

		Six months ended June 30,
(in thousands)	Ownership	2018	2017	Change
GRI - Regency, LLC (GRIR)	40.00%	$14,738	13,874	864
New York Common Retirement Fund (NYC)	30.00%	6	234	(228)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	584	3,060	(2,476)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	849	740	109
Cameron Village, LLC (Cameron)	30.00%	485	462	23
RegCal, LLC (RegCal)	25.00%	828	679	149
US Regency Retail I, LLC (USAA)	20.01%	455	652	(197)
Other investments in real estate partnerships	49.90%	1,578	1,882	(304)
Total equity in income of investments in real estate partnerships		$19,523	21,583	(2,060)
The $2.1 million decrease in our equity in income of investments in real estate partnerships is largely attributed to:

•	$864,000 increase at GRIR from greater rental income from rent growth and percent commenced, coupled with lower depreciation expense, as several assets are now fully depreciated; offset by

•	$228,000 decrease at NYC due to the early move-out of an anchor tenant during the six months ended June 30, 2018;

•	$2.5 million decrease at Columbia I due to a $2.4 million gain on the sale of an operating property within in the partnership during 2017; and

•	$304,000 decrease at our Other investments in real estate partnerships, primarily due to an anchor tenant moving out early in 2018.
The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

	Six months ended June 30,
(in thousands)	2018	2017	Change
Income from operations	$100,835	24,676	76,159
Gain on sale of real estate, net of tax	1,219	4,781	(3,562)
Income attributable to noncontrolling interests	(1,554)	(1,332)	(222)
Preferred stock dividends and issuance costs	—	(12,981)	12,981
Net income attributable to common stockholders	$100,500	15,144	85,356
Net income attributable to exchangeable operating partnership units	212	85	127
Net income attributable to common unit holders	$100,712	15,229	85,483
During the six months ended June 30, 2018, we sold one operating property and two land parcels resulting in gains of $1.2 million, compared to gains of $4.8 million from the sale of one operating property and seven land parcels during the same period in 2017.
Preferred stock dividends decreased $13.0 million due to the redemption of our preferred stock in 2017.

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
Pro-Rata Same Property NOI:
For purposes of evaluating same property NOI on a comparative basis, and in light of the merger with Equity One on March 1, 2017, we are presenting our same property NOI on a pro forma basis for the six months ended June 30, 2017 as if the merger had occurred January 1, 2017. This perspective allows us to evaluate same property NOI growth over a comparable period. The pro forma same property NOI as adjusted is not necessarily indicative of what the actual same property NOI and growth would have been if the merger had occurred on January 1, 2017, nor does it purport to represent the same property NOI and growth for future periods.
Our pro-rata same property NOI as adjusted, excluding termination fees, changed from the following major components:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2018	2017	Change	2018	2017 (1)	Change
Base rent	$209,256	202,431	6,825	$417,423	402,835	14,588
Percentage rent	1,475	1,806	(331)	5,908	6,527	(619)
Recoveries from tenants	65,852	60,536	5,316	131,641	123,449	8,192
Other income	4,879	3,456	1,423	10,299	7,820	2,479
Operating expenses	80,038	73,755	6,283	160,333	151,020	9,313
Pro-rata same property NOI, as adjusted	$201,424	194,474	6,950	$404,938	389,611	15,327
Less: Termination fees	(1,262)	24	(1,286)	(210)	504	(714)
Pro-rata same property NOI, as adjusted, excluding termination fees	$202,686	194,450	8,236	$405,148	389,107	16,041
Pro-rata same property NOI growth, as adjusted, excluding termination fees			4.2%			4.1%

(1) Adjusted for Equity One operating results prior to the merger for these periods. For additional information and details about the Equity One operating results included herein, refer to the Same Property NOI Reconciliation at the end of the Supplemental Earnings section.

Base rent increased $6.8 million and $14.6 million during the three and six months ended June 30, 2018, driven by increases in rental rate growth on new and renewal leases, contractual rent steps from leases, and rent commencements.
Recoveries from tenants increased $5.3 million and $8.2 million during the three and six months ended June 30, 2018, as a result of increases in recoverable costs, as noted below.
Other income increased $1.4 million and $2.5 million during the three and six months ended June 30, 2018, due to the timing of termination, assignment and settlement fee income.
Operating expenses increased $6.3 million and $9.3 million during the three and six months ended June 30, 2018, primarily due to higher snow removal costs and higher real estate tax assessments.

Same Property Rollforward:
Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	Three months ended June 30,
	2018		2017
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	409	41,961	402	41,120
Disposed properties	(3)	(227)	(2)	(57)
SF adjustments (1)	—	24	—	13
Ending same property count	406	41,758	400	41,076

	Six months ended June 30,
	2018		2017
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	395	40,601	289	26,392
Acquired properties owned for entirety of comparable periods	7	918	1	180
Developments that reached completion by beginning of earliest comparable period presented	8	512	2	330
Disposed properties	(4)	(304)	(2)	(57)
SF adjustments (1)	—	31	—	50
Properties acquired through Equity One merger	—	—	110	14,181
Ending same property count	406	41,758	400	41,076

(1) SF adjustments arise from remeasurements or redevelopments.
NAREIT FFO:
Our reconciliation of net income attributable to common stock and unit holders to NAREIT FFO is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share information)	2018	2017	2018	2017
Reconciliation of Net income to NAREIT FFO
Net income attributable to common stockholders	$47,841	48,368	$100,500	15,144
Adjustments to reconcile to NAREIT FFO:(1)
Depreciation and amortization (excluding FF&E)	97,189	100,144	193,386	167,589
Provision for impairment to operating properties	12,440	—	28,494	—
Gain on sale of operating properties, net of tax	(246)	(5,054)	(348)	(5,065)
Exchangeable operating partnership units	100	104	212	85
NAREIT FFO attributable to common stock and unit holders	$157,324	143,562	$322,244	177,753

(1) Includes Regency's pro-rate share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interest.

Same Property NOI Reconciliation:
Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows:

	Three months ended June 30,
	2018			2017
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Net income attributable to common stockholders	$108,511	(60,670)	47,841	$112,931	(64,563)	48,368
Less:
Management, transaction, and other fees	—	6,887	6,887	—	6,601	6,601
Gain on sale of real estate, net of tax	—	1,123	1,123	—	4,366	4,366
Other (2)	14,458	3,176	17,634	5,299	9,765	15,064
Plus:
Depreciation and amortization	84,697	4,408	89,105	41,219	51,011	92,230
General and administrative	—	16,776	16,776	—	16,746	16,746
Other operating expense, excluding provision for doubtful accounts	244	1,236	1,480	84	5,613	5,697
Other expense (income)	7,395	53,653	61,048	21,814	25,110	46,924
Equity in income (loss) of investments in real estate excluded from NOI (3)	15,035	634	15,669	23,725	(11,348)	12,377
Net income attributable to noncontrolling interests	—	748	748	—	680	680
Preferred stock dividends and issuance costs	—	—	—	—	1,125	1,125
Pro-rata NOI, as adjusted	$201,424	5,599	207,023	$194,474	3,642	198,116

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

	Six months ended June 30,
	2018			2017
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Net income attributable to common stockholders	$191,783	(91,283)	100,500	$159,431	(144,287)	15,144
Less:
Management, transaction, and other fees	—	14,045	14,045	—	13,307	13,307
Gain on sale of real estate, net of tax	—	1,219	1,219	—	4,781	4,781
Other (2)	25,527	6,280	31,807	19,098	4,164	23,262
Plus:
Depreciation and amortization	167,601	10,028	177,629	149,805	2,479	152,284
General and administrative	—	34,382	34,382	—	34,419	34,419
Other operating expense, excluding provision for doubtful accounts	295	1,622	1,917	362	76,281	76,643
Other expense (income)	41,187	72,829	114,016	29,890	43,136	73,026
Equity in income (loss) of investments in real estate excluded from NOI (3)	29,599	1,163	30,762	25,898	812	26,710
Net income attributable to noncontrolling interests	—	1,554	1,554	—	1,332	1,332
Preferred stock dividends and issuance costs	—	—	—	—	12,981	12,981
NOI from Equity One prior to merger (4)	—	—	—	43,323	—	43,323
Pro-rata NOI, as adjusted	$404,938	8,751	413,689	$389,611	4,901	394,512

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

The following is Same Property NOI detail for the non-ownership period of Equity One:

(in thousands)	Two Months Ended February 2017
Base rent	$44,963
Percentage rent	1,267
Recoveries from tenants	14,066
Other income	614
Operating expenses	17,587
Pro-rata same property NOI, as adjusted	$43,323
Less: Termination fees	30
Pro-rata same property NOI, as adjusted, excluding termination fees	$43,293

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
In addition to our $37.2 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	June 30, 2018
ATM equity program
Original offering amount	$500,000
Available capacity	$500,000

Line of Credit
Total commitment amount	$1,250,000
Available capacity (1)	$1,090,600
Maturity (2)	March 23, 2022

(1) Net of letters of credit.
(2) The Company has the option to extend the maturity for two additional six-month periods.
We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders, which were $188.9 million and $147.6 million for the six months ended June 30, 2018 and 2017, respectively. In March 2018, we expanded our line of credit to $1.25 billion with a maturity date of May 23, 2022. We currently do not have any preferred shares issued and outstanding. Our dividend distribution policy is set by our Board of Directors, who monitors our financial position. Our Board of Directors recently declared our common stock dividend of $0.555 per share, payable on August 29, 2018. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.
During the next twelve months, we estimate that we will require approximately $318.3 million of cash, including $174.8 million to complete in-process developments and redevelopments, $119.3 million to repay maturing debt, and $24.2 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of maturing debt. If we start new developments, redevelop additional shopping centers, commit to new acquisitions, prepay debt prior to maturity, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease. To meet our cash requirements, we will utilize cash generated from operations, proceeds from the sale of real estate, available borrowings from our Line, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new long-term debt. In addition, we are under contract to purchase, through November 2019, up to 100% ownership interest in an operating shopping center valued at $205.0 million. We are currently expecting to purchase a 30% ownership interest in the property by November 2019.
We endeavor to maintain a high percentage of unencumbered assets. At June 30, 2018, 85.7% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our annualized Fixed charge coverage ratio, including our pro-rata share of our partnerships, was 4.1 times for the periods ended June 30, 2018 and December 31, 2017, respectively.

Our Line, Term Loans, and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. We are in compliance with these covenants at June 30, 2018 and expect to remain in compliance.
Summary of Cash Flow Activity
The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Six months ended June 30,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$300,906	177,070	123,836
Net cash used in investing activities	(193,911)	(768,185)	574,274
Net cash (used in) provided by financing activities	(113,136)	677,937	(791,073)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(6,141)	86,822	(92,963)
Total cash and cash equivalents and restricted cash	$43,240	104,701	(61,461)
Net cash provided by operating activities:
Net cash provided by operating activities increased $123.8 million due to:

•	$116.3 million increase in cash from operating income including the additional cash flow from properties acquired through the Equity One merger in March 2017, net of merger costs;

•	$440,000 increase in operating cash flow distributions from our unconsolidated real estate partnerships; and,

•	$7.1 million net increase in cash due to timing of cash receipts and payments related to operating activities, primarily from the payment of merger costs previously accrued.
Net cash used in investing activities:
Net cash used in investing activities decreased by $574.3 million as follows:

	Six months ended June 30,
(in thousands)	2018	2017	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(85,766)	(345)	(85,421)
Advance deposits paid on acquisition of operating real estate	(2,025)	(100)	(1,925)
Acquisition of Equity One, net of cash and restricted cash acquired of $72,784	—	(646,984)	646,984
Real estate development and capital improvements	(120,579)	(159,889)	39,310
Proceeds from sale of real estate investments	42,508	13,270	29,238
Proceeds from (issuance of) notes receivable	15,648	(2,837)	18,485
Investments in real estate partnerships	(45,451)	(3,064)	(42,387)
Distributions received from investments in real estate partnerships	2,328	30,612	(28,284)
Dividends on investment securities	176	128	48
Acquisition of securities	(11,726)	(9,853)	(1,873)
Proceeds from sale of securities	10,976	10,877	99
Net cash used in investing activities	$(193,911)	(768,185)	574,274
Significant changes in investing activities include:

•	We acquired two operating properties for $85.8 million during 2018 and, other than those included in the merger, we did not acquire any operating properties during the same period in 2017.

•
We issued 65.5 million shares of common stock to the shareholders of Equity One valued at $4.5 billion in a stock for stock exchange and merged Equity One into the Company on March 1, 2017. As part of the merger, we paid $648.7 million, net of cash acquired, to repay Equity One credit facilities not assumed with the merger.

•	We invested $39.3 million less in 2018 than the same period in 2017 on real estate development, redevelopment, and capital improvements, as further detailed in a table below.

•
We sold four operating properties and three land parcels in 2018 and received proceeds of $42.5 million, compared to one operating property and seven land parcels in 2017 for proceeds of $13.3 million.

•	We received $15.6 million upon the collection of two notes in 2018, compared to the issuance of $2.8 million in 2017.

•
We invested $45.5 million in our real estate partnerships during 2018, including $34.7 million to fund our share of acquiring three operating properties, $1.5 million to acquire an interest in one land parcel for development, and $9.3 million to fund our share of development and redevelopment activities, compared to $3.1 million during the same period in 2017 for redevelopment activity.

•
Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $2.3 million received in 2018 is driven by the sale of one land parcel. During the same period in 2017, we received $30.6 million from the sale of two operating properties and one land parcel plus our share of financing proceeds from encumbering certain operating properties within one partnership.

•	Acquisition of securities and proceeds from sale of securities pertain to investments held in our captive insurance company and our deferred compensation plan.
We plan to continue developing and redeveloping shopping centers for long-term investment. We deployed capital of $120.6 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Six months ended June 30,
(in thousands)	2018	2017	Change
Capital expenditures:
Land acquisitions for development / redevelopment	$—	20,835	(20,835)
Building and tenant improvements	31,061	19,458	11,603
Redevelopment costs	31,072	65,463	(34,391)
Development costs	48,242	41,839	6,403
Capitalized interest	3,865	3,290	575
Capitalized direct compensation	6,339	9,004	(2,665)
Real estate development and capital improvements	$120,579	159,889	(39,310)

•	During 2018 we acquired no land parcels for new development projects as compared to two land parcels acquired during 2017.

•	Building and tenant improvements increased $11.6 million in 2018, primarily related to the overall increase in the size of our portfolio from the merger with Equity One in March 2017.

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

•
Development expenditures are higher in 2018 due to the progress towards completion of our development projects currently in process. At June 30, 2018 and December 31, 2017, we had six and eight consolidated development projects that were either under construction or in lease up. See the tables below for more details about our development projects.

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

The following table summarizes our active consolidated development projects:

(in thousands, except cost PSF)				June 30, 2018
Property Name	Market	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
The Market at Springwoods Village (2)	Houston , TX	Q1-16	Nov-17	$25,373	93%	167	$152
The Village at Riverstone	Houston, TX	Q4-16	Oct-18	30,658	67%	167	184
The Field at Commonwealth	Metro DC	Q1-17	June-18	44,195	84%	169	262
Pinecrest Place (3)	Miami, FL	Q1-17	Jan-18	16,429	73%	70	235
Mellody Farm	Chicago, IL	Q2-17	Oct-18	103,162	59%	272	379
Indigo Square	Charleston, SC	Q4-17	Feb-19	16,537	51%	51	324
Total				$236,354	67%	896	$264

(1) Includes leasing costs and is net of tenant reimbursements.
(2) Estimated Net Development Costs are reported at full project cost. Our ownership interest in this consolidated property is 53%. Anchor rent commencement date was May 2017.
(3) Estimated Net Development Costs for Pinecrest Place excludes the cost of land, which the Company has leased long term.
The following table summarizes our pro-rata share of unconsolidated active development projects:

(in thousands, except cost PSF)				June 30, 2018
Property Name	Market	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Midtown East	Raleigh, NC	Q4-17	Sept-19	$22,299	42%	87	$256
Ballard Blocks II	Seattle, WA	Q1-18	Aug-19	31,286	21%	57	549
Total				$53,585	31%	144	$372

(1) Includes leasing costs and is net of tenant reimbursements.
The following table summarizes our completed consolidated development projects:

(in thousands, except cost PSF)			June 30, 2018
Property Name	Location	Completion Date	Net Development Costs (1)	GLA	Cost per square foot GLA (1)
Northgate Marketplace Ph II	Medford, OR	Q2-18	$40,791	177	$230
Chimney Rock Crossing	New York, NY	Q2-18	70,105	218	322
Total			$110,896	395	$281
(1) Includes leasing costs and is net of tenant reimbursements.

Net cash (used in) provided by financing activities:
Net cash flows generated from financing activities decreased by $791.1 million during 2018, as follows:

	Six months ended June 30,
(in thousands)	2018	2017	Change
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(6,755)	(18,998)	12,243
Common shares repurchased through share repurchase program	(124,989)	—	(124,989)
Preferred stock redemption	—	(250,000)	250,000
Distributions to limited partners in consolidated partnerships, net	(2,159)	(5,891)	3,732
Dividend payments	(188,948)	(147,574)	(41,374)
Unsecured credit facilities	90,000	285,000	(195,000)
Proceeds from debt issuance	301,251	1,077,203	(775,952)
Debt repayment	(172,203)	(250,047)	77,844
Payment of loan costs	(9,432)	(11,832)	2,400
Proceeds from sale of treasury stock	99	76	23
Net cash (used in) provided by financing activities	$(113,136)	677,937	(791,073)
Significant financing activities during the six months ended June 30, 2018 and 2017 include the following:

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

•
We paid $41.4 million more in dividends as a result of the additional common shares outstanding, as common shares were issued as merger consideration during 2017, combined with an increase in our dividend rate from $1.04 per share, during the six months ended June 30, 2017, to $1.110 per share, during the six months ended June 30, 2018.

•	We had the following debt related activity during 2018:

▪	We borrowed, net of payments, an additional $90.0 million on our Line.

▪
We received proceeds of $299.5 million upon issuance, in March, of $300.0 million of senior unsecured public notes and drew $1.7 million on a construction loan to fund an in-process development project.

▪
We paid, in April, $160.5 million, including a make-whole premium, to early redeem our senior unsecured public notes originally due June 2020 and $11.7 million to pay scheduled principal mortgage payments and mortgage note at maturities.

▪	We paid $9.4 million of loan costs in connection with our public note offering above and expanding our Line commitment.

•	We had the following debt related activity during 2017:

▪	We received proceeds of $300.0 million upon closing a new term loan and repaid, net of borrowings, $15.0 million on our Line.

▪
We received proceeds of $953.1 million from our $950.0 million senior unsecured public note issuances in January and June, $122.5 million from mortgage loans, and $1.6 million in construction loan proceeds.

▪	We paid $250.0 million to repay or refinance mortgage loans and pay scheduled principal payments.

▪	We paid $11.8 million of loan costs in connection with the new debt issued above, including expanding our Line commitment.

Investments in Real Estate Partnerships
The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Number of Co-investment Partnerships	15	13
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	119	115
Assets	$3,003,469	2,885,720	$1,050,388	1,002,767
Liabilities	1,638,248	1,627,693	563,321	557,699
Equity	1,365,221	1,258,027	487,067	445,068
Negative investment in US Regency Retail I, LLC			3,397	11,290
Basis difference			40,259	40,351
Restricted Gain Method deferral (2)			—	(30,902)
Impairment of investment in real estate partnerships			(1,300)	(1,300)
Net book equity in excess of purchase price			(78,203)	(78,203)
Investments in real estate partnerships			$451,220	386,304

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
Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	June 30, 2018	December 31, 2017
GRI - Regency, LLC (GRIR)	40.00%	$199,702	198,521
New York Common Retirement Fund (NYC) (1)	30.00%	52,512	53,277
Columbia Regency Retail Partners, LLC (Columbia I) (2)	20.00%	13,405	7,057
Columbia Regency Partners II, LLC (Columbia II) (2)	20.00%	35,798	13,720
Cameron Village, LLC (Cameron)	30.00%	11,489	11,784
RegCal, LLC (RegCal) (2)	25.00%	31,366	27,829
Other investments in real estate partnerships (1)	49.90% - 50.00%	106,948	74,116
Total investment in real estate partnerships		$451,220	386,304

(1) Includes investments in real estate partnerships acquired as part of the Equity One merger, which was effective on March 1, 2017.
(2) Upon adoption of ASU 2017-05 (ASC Subtopic 610-20) on January 1, 2018, the Company recognized $30.9 million of previously deferred gains with these partnerships through opening retained earnings and our investment in the partnerships, as discussed in note 1.

Notes Payable - Investments in Real Estate Partnerships
Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	June 30, 2018
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2018	$10,611	30,022	—	40,633	15,854
2019	19,852	73,259	—	93,111	24,448
2020	16,823	229,172	19,635	265,630	93,580
2021	10,818	269,942	—	280,760	100,402
2022	7,569	195,702	—	203,271	73,369
Beyond 5 Years	3,011	633,298	—	636,309	215,071
Net unamortized loan costs, debt premium / (discount)	—	(9,142)	—	(9,142)	(2,938)
Total	$68,684	1,422,253	19,635	1,510,572	519,786
At June 30, 2018, our investments in real estate partnerships had notes payable of $1.5 billion maturing through 2031, of which 98.3% had a weighted average fixed interest rate of 4.6%. The remaining notes payable float over LIBOR and had a weighted average variable interest rate of 3.6%. These fixed and variable rate notes payable are all non-recourse, and our pro-rata share was $519.8 million as of June 30, 2018. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions.
We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.
Management fee income
In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Asset management, property management, leasing, and investment and financing services	$6,664	6,318	$13,720	12,851

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

As of June 30, 2018 we and our Investments in real estate partnerships had accrued liabilities of $9.3 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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
There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2018 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2018 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the quarter ended June 30, 2018.
On February 7, 2018, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares repurchased will be retired. The program is scheduled to expire on February 6, 2020. There were no repurchases by the Company under this program during the three months ended June 30, 2018. As of June 30, 2018, the Company has repurchased 2,145,209 shares for $125.0 million.

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

August 3, 2018	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

August 3, 2018	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)