Form 10-Q
period 2018-09-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2018-11-05
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒
The number of shares outstanding of the Regency Centers Corporation’s common stock was 169,443,126 as of October 31, 2018.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2018, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”,"Regency Centers" or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of September 30, 2018, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
September 30, 2018 and December 31, 2017
(in thousands, except share data)

	2018	2017
Assets	(unaudited)
Real estate investments at cost:
Land, building and improvements	$10,854,283	10,578,430
Properties in development	36,707	314,391
	10,890,990	10,892,821
Less: accumulated depreciation	1,474,769	1,339,771
	9,416,221	9,553,050
Investments in real estate partnerships	458,051	386,304
Net real estate investments	9,874,272	9,939,354
Properties held for sale	51,892	—
Cash and cash equivalents	40,365	45,370
Restricted cash	4,121	4,011
Tenant and other receivables, net of uncollectible reserves of $14,332 and $12,728 at September 30, 2018 and December 31, 2017, respectively	160,709	170,985
Deferred leasing costs, less accumulated amortization of $98,829 and $93,291 at September 30, 2018 and December 31, 2017, respectively	85,292	80,044
Acquired lease intangible assets, less accumulated amortization of $206,378 and $148,280 at September 30, 2018 and December 31, 2017, respectively	412,653	478,826
Other assets	427,726	427,127
Total assets	$11,057,030	11,145,717
Liabilities and Equity
Liabilities:
Notes payable	$3,008,592	2,971,715
Unsecured credit facilities	708,616	623,262
Accounts payable and other liabilities	236,250	234,272
Acquired lease intangible liabilities, less accumulated amortization of $84,435 and $56,550 at September 30, 2018 and December 31, 2017, respectively	507,341	537,401
Tenants’ security, escrow deposits and prepaid rent	43,988	46,013
Total liabilities	4,504,787	4,412,663
Commitments and contingencies	—	—
Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share, 220,000,000 shares authorized; 169,441,714 and 171,364,908 shares issued at September 30, 2018 and December 31, 2017, respectively	1,694	1,714
Treasury stock at cost, 385,652 and 366,628 shares held at September 30, 2018 and December 31, 2017, respectively	(19,550)	(18,307)
Additional paid in capital	7,756,215	7,873,104
Accumulated other comprehensive income (loss)	14,066	(6,289)
Distributions in excess of net income	(1,240,331)	(1,158,170)
Total stockholders’ equity	6,512,094	6,692,052
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $22,628 and $24,206 at September 30, 2018 and December 31, 2017, respectively	10,726	10,907
Limited partners’ interests in consolidated partnerships	29,423	30,095
Total noncontrolling interests	40,149	41,002
Total equity	6,552,243	6,733,054
Total liabilities and equity	$11,057,030	11,145,717
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Minimum rent	$204,005	195,393	$614,224	532,625
Percentage rent	1,224	1,147	6,292	5,509
Recoveries from tenants and other income	66,127	59,554	194,900	162,089
Management, transaction, and other fees	6,954	6,047	20,999	19,353
Total revenues	278,310	262,141	836,415	719,576
Operating expenses:
Depreciation and amortization	89,183	91,474	266,812	243,757
Operating and maintenance	40,557	38,020	124,924	103,888
General and administrative	17,564	15,199	51,947	49,618
Real estate taxes	35,129	29,315	97,096	79,636
Other operating expenses (note 2)	2,045	3,195	6,476	81,621
Total operating expenses	184,478	177,203	547,255	558,520
Other expense (income):
Interest expense, net	36,618	34,679	111,477	97,285
Provision for impairment, net of tax	855	—	29,443	—
Early extinguishment of debt	—	—	11,172	12,404
Net investment (income) loss, including unrealized (gains) losses of ($484) and ($400), and ($842) and ($1,705) for the three and nine months ended September 30, 2018 and 2017, respectively	(923)	(971)	(1,524)	(2,955)
Total other expense (income)	36,550	33,708	150,568	106,734
Income from operations before equity in income of investments in real estate partnerships	57,282	51,230	138,592	54,322
Equity in income of investments in real estate partnerships	10,024	12,221	29,548	33,804
Income from operations	67,306	63,451	168,140	88,126
Gain on sale of real estate, net of tax	3,228	131	4,448	4,913
Net income	70,534	63,582	172,588	93,039
Noncontrolling interests:
Exchangeable operating partnership units	(147)	(132)	(358)	(217)
Limited partners’ interests in consolidated partnerships	(665)	(637)	(2,008)	(1,884)
Income attributable to noncontrolling interests	(812)	(769)	(2,366)	(2,101)
Net income attributable to the Company	69,722	62,813	170,222	90,938
Preferred stock dividends and issuance costs	—	(3,147)	—	(16,128)
Net income attributable to common stockholders	$69,722	59,666	$170,222	74,810

Income per common share - basic	$0.41	0.35	$1.00	0.48
Income per common share - diluted	$0.41	0.35	$1.00	0.48
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$70,534	63,582	$172,588	93,039
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	2,717	(39)	16,511	(3,911)
Reclassification adjustment of derivative instruments included in net income	1,148	2,329	4,701	8,054
Unrealized gain (loss) on available-for-sale debt securities	24	8	(51)	51
Other comprehensive income	3,889	2,298	21,161	4,194
Comprehensive income	74,423	65,880	193,749	97,233
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	812	769	2,366	2,101
Other comprehensive income (loss) attributable to noncontrolling interests	140	5	818	(11)
Comprehensive income attributable to noncontrolling interests	952	774	3,184	2,090
Comprehensive income attributable to the Company	$73,471	65,106	$190,565	95,143
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the nine months ended September 30, 2018 and 2017 (in thousands, except per share data) (unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$325,000	1,045	(17,062)	3,294,923	(18,346)	(994,259)	2,591,301	(1,967)	35,168	33,201	2,624,502
Net income	—	—	—	—	—	90,938	90,938	217	1,884	2,101	93,039
Other comprehensive income (loss)	—	—	—	—	4,205	—	4,205	6	(17)	(11)	4,194
Deferred compensation plan, net	—	—	(986)	977	—	—	(9)	—	—	—	(9)
Restricted stock issued, net of amortization	—	2	—	10,918	—	—	10,920	—	—	—	10,920
Common stock redeemed for taxes withheld for stock based compensation, net	—	(1)	—	(18,431)	—	—	(18,432)	—	—	—	(18,432)
Common stock issued under dividend reinvestment plan	—	—	—	908	—	—	908	—	—	—	908
Common stock issued, net of issuance costs	—	654	—	4,470,759	—	—	4,471,413	—	—	—	4,471,413
Restricted stock issued upon Equity One merger	—	1	—	7,950	—	—	7,951	—	—	—	7,951
Redemption of preferred stock	(325,000)	—	—	11,099	—	(11,099)	(325,000)	—	—	—	(325,000)
Contributions from partners	—	—	—	—	—	—	—	13,100	367	13,467	13,467
Distributions to partners	—	—	—	—	—	—	—	—	(7,086)	(7,086)	(7,086)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(5,029)	(5,029)	—	—	—	(5,029)
Common stock/unit ($1.57 per share)	—	—	—	—	—	(233,704)	(233,704)	(450)	—	(450)	(234,154)
Balance at September 30, 2017	$—	1,701	(18,048)	7,779,103	(14,141)	(1,153,153)	6,595,462	10,906	30,316	41,222	6,636,684

Balance at December 31, 2017	$—	1,714	(18,307)	7,873,104	(6,289)	(1,158,170)	6,692,052	10,907	30,095	41,002	6,733,054
Adjustment due to change in accounting policy (note 1)	—	—	—	—	12	30,889	30,901	—	2	2	30,903
Adjusted balance at January 1, 2018	—	1,714	(18,307)	7,873,104	(6,277)	(1,127,281)	6,722,953	10,907	30,097	41,004	6,763,957
Net income	—	—	—	—	—	170,222	170,222	358	2,008	2,366	172,588
Other comprehensive income	—	—	—	—	20,343	—	20,343	43	775	818	21,161
Deferred compensation plan, net	—	—	(1,243)	1,229	—	—	(14)	—	—	—	(14)
Restricted stock issued, net of amortization	—	1	—	12,307	—	—	12,308	—	—	—	12,308
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(6,463)	—	—	(6,463)	—	—	—	(6,463)
Common stock repurchased and retired	—	(21)	—	(124,968)	—	—	(124,989)	—	—	—	(124,989)
Common stock issued under dividend reinvestment plan	—	—	—	996	—	—	996	—	—	—	996
Common stock issued, net of issuance costs	—	—	—	10	—	—	10	—	—	—	10
Distributions to partners	—	—	—	—	—	—	—	—	(3,457)	(3,457)	(3,457)
Cash dividends declared:
Common stock/unit ($1.665 per share)	—	—	—	—	—	(283,272)	(283,272)	(582)	—	(582)	(283,854)
Balance at September 30, 2018	$—	1,694	(19,550)	7,756,215	14,066	(1,240,331)	6,512,094	10,726	29,423	40,149	6,552,243
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2018 and 2017
(in thousands)
(unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$172,588	93,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266,812	243,757
Amortization of deferred loan costs and debt premiums	7,599	7,144
(Accretion) and amortization of above and below market lease intangibles, net	(26,031)	(18,784)
Stock-based compensation, net of capitalization	10,012	16,836
Equity in income of investments in real estate partnerships	(29,548)	(33,804)
Gain on sale of real estate, net of tax	(4,448)	(4,913)
Provision for impairment, net of tax	29,443	—
Early extinguishment of debt	11,172	12,404
Distribution of earnings from operations of investments in real estate partnerships	40,366	40,817
Loss on derivative instruments	—	51
Deferred compensation expense	1,475	2,885
Realized and unrealized gain on investments	(1,524)	(2,878)
Changes in assets and liabilities:
Tenant and other receivables, net	(13,326)	(11,327)
Deferred leasing costs	(6,259)	(10,294)
Other assets	(6,565)	8,075
Accounts payable and other liabilities	15,100	4,908
Tenants’ security, escrow deposits and prepaid rent	(2,111)	(2,490)
Net cash provided by operating activities	464,755	345,426
Cash flows from investing activities:
Acquisition of operating real estate	(85,766)	(2,109)
Advance deposits paid on acquisition of operating real estate	(150)	(350)
Acquisition of Equity One, net of cash and restricted cash acquired of $74,507	—	(646,790)
Real estate development and capital improvements	(174,145)	(240,827)
Proceeds from sale of real estate investments	151,142	13,323
Proceeds from (issuance of) notes receivable	15,648	(3,460)
Investments in real estate partnerships	(58,372)	(12,296)
Distributions received from investments in real estate partnerships	5,488	36,603
Dividends on investment securities	281	200
Acquisition of investment securities	(16,946)	(14,011)
Proceeds from sale of investment securities	15,639	11,974
Net cash used in investing activities	(147,181)	(857,743)
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(6,772)	(19,251)
Common shares repurchased through share repurchase program	(124,989)	—
Proceeds from sale of treasury stock	99	100
Redemption of preferred stock and partnership units	—	(325,000)
Distributions to limited partners in consolidated partnerships, net	(3,457)	(7,031)
Distributions to exchangeable operating partnership unit holders	(582)	(450)
Dividends paid to common stockholders	(282,276)	(232,796)
Dividends paid to preferred stockholders	—	(5,029)
Repayment of fixed rate unsecured notes	(150,000)	—
Proceeds from issuance of fixed rate unsecured notes, net	299,511	953,115
Proceeds from unsecured credit facilities	455,000	950,000
Repayment of unsecured credit facilities	(370,000)	(650,000)
Proceeds from notes payable	1,740	126,999
Repayment of notes payable	(113,037)	(232,839)
Scheduled principal payments	(7,767)	(7,452)
Payment of loan costs	(9,448)	(12,868)
Early redemption costs	(10,491)	(12,419)
Net cash (used in) provided by financing activities	(322,469)	525,079
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,895)	12,762
Cash and cash equivalents and restricted cash at beginning of the period	49,381	17,879
Cash and cash equivalents and restricted cash at end of the period	$44,486	30,641

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2018, and 2017
(in thousands)
(unaudited)

	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $5,820 and $5,778 in 2018 and 2017, respectively)	$104,210	73,273
Cash paid (received) for income taxes, net	$4,771	(670)
Supplemental disclosure of non-cash transactions:
Exchangeable operating partnership units issued for acquisition of real estate	$—	13,100
Mortgage loans assumed for the acquisition of real estate	$9,700	—
Common stock issued under dividend reinvestment plan	$996	908
Stock-based compensation capitalized	$2,606	2,459
Contributions from limited partners in consolidated partnerships, net	$—	311
Common stock issued for dividend reinvestment in trust	$627	557
Contribution of stock awards into trust	$1,244	1,372
Distribution of stock held in trust	$524	677
Change in fair value of debt securities available-for-sale	$5	51
Equity One Merger:
Notes payable assumed in Equity One merger, at fair value	$—	757,399
Common stock exchanged for Equity One shares	$—	4,471,808
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
September 30, 2018 and December 31, 2017
(in thousands, except unit data)

	2018	2017
Assets	(unaudited)
Real estate investments at cost:
Land, building and improvements	$10,854,283	10,578,430
Properties in development	36,707	314,391
	10,890,990	10,892,821
Less: accumulated depreciation	1,474,769	1,339,771
	9,416,221	9,553,050
Investments in real estate partnerships	458,051	386,304
Net real estate investments	9,874,272	9,939,354
Properties held for sale	51,892	—
Cash and cash equivalents	40,365	45,370
Restricted cash	4,121	4,011
Tenant and other receivables, net of uncollectible reserves of $14,332 and $12,728 at September 30, 2018 and December 31, 2017, respectively	160,709	170,985
Deferred leasing costs, less accumulated amortization of $98,829 and $93,291 at September 30, 2018 and December 31, 2017, respectively	85,292	80,044
Acquired lease intangible assets, less accumulated amortization of $206,378 and $148,280 at September 30, 2018 and December 31, 2017, respectively	412,653	478,826
Other assets	427,726	427,127
Total assets	$11,057,030	11,145,717
Liabilities and Capital
Liabilities:
Notes payable	$3,008,592	2,971,715
Unsecured credit facilities	708,616	623,262
Accounts payable and other liabilities	236,250	234,272
Acquired lease intangible liabilities, less accumulated amortization of $84,435 and $56,550 at September 30, 2018 and December 31, 2017, respectively	507,341	537,401
Tenants’ security, escrow deposits and prepaid rent	43,988	46,013
Total liabilities	4,504,787	4,412,663
Commitments and contingencies	—	—
Capital:
Partners’ capital:
General partner; 169,441,714 and 171,364,908 units outstanding at September 30, 2018 and December 31, 2017, respectively	6,498,028	6,698,341
Limited partners; 349,902 units outstanding at September 30, 2018 and December 31, 2017	10,726	10,907
Accumulated other comprehensive income (loss)	14,066	(6,289)
Total partners’ capital	6,522,820	6,702,959
Noncontrolling interest: Limited partners’ interests in consolidated partnerships	29,423	30,095
Total capital	6,552,243	6,733,054
Total liabilities and capital	$11,057,030	11,145,717
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Minimum rent	$204,005	195,393	$614,224	532,625
Percentage rent	1,224	1,147	6,292	5,509
Recoveries from tenants and other income	66,127	59,554	194,900	162,089
Management, transaction, and other fees	6,954	6,047	20,999	19,353
Total revenues	278,310	262,141	836,415	719,576
Operating expenses:
Depreciation and amortization	89,183	91,474	266,812	243,757
Operating and maintenance	40,557	38,020	124,924	103,888
General and administrative	17,564	15,199	51,947	49,618
Real estate taxes	35,129	29,315	97,096	79,636
Other operating expenses (note 2)	2,045	3,195	6,476	81,621
Total operating expenses	184,478	177,203	547,255	558,520
Other expense (income):
Interest expense, net	36,618	34,679	111,477	97,285
Provision for impairment, net of tax	855	—	29,443	—
Early extinguishment of debt	—	—	11,172	12,404
Net investment (income) loss, including unrealized (gains) losses of ($484) and ($400), and ($842) and ($1,705) for the three and nine months ended September 30, 2018 and 2017, respectively	(923)	(971)	(1,524)	(2,955)
Total other expense (income)	36,550	33,708	150,568	106,734
Income from operations before equity in income of investments in real estate partnerships	57,282	51,230	138,592	54,322
Equity in income of investments in real estate partnerships	10,024	12,221	29,548	33,804
Income from operations	67,306	63,451	168,140	88,126
Gain on sale of real estate, net of tax	3,228	131	4,448	4,913
Net income	70,534	63,582	172,588	93,039
Limited partners’ interests in consolidated partnerships	(665)	(637)	(2,008)	(1,884)
Net income attributable to the Partnership	69,869	62,945	170,580	91,155
Preferred unit distributions and issuance costs	—	(3,147)	—	(16,128)
Net income attributable to common unit holders	$69,869	59,798	$170,580	75,027

Income per common unit - basic	$0.41	0.35	$1.00	0.48
Income per common unit - diluted	$0.41	0.35	$1.00	0.48
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$70,534	63,582	$172,588	93,039
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	2,717	(39)	16,511	(3,911)
Reclassification adjustment of derivative instruments included in net income	1,148	2,329	4,701	8,054
Unrealized gain (loss) on available-for-sale debt securities	24	8	(51)	51
Other comprehensive income	3,889	2,298	21,161	4,194
Comprehensive income	74,423	65,880	193,749	97,233
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	665	637	2,008	1,884
Other comprehensive income (loss) attributable to noncontrolling interests	132	—	775	(17)
Comprehensive income attributable to noncontrolling interests	797	637	2,783	1,867
Comprehensive income attributable to the Partnership	$73,626	65,243	$190,966	95,366
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the nine months ended September 30, 2018 and 2017 (in thousands) (unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2016	$2,609,647	(1,967)	(18,346)	2,589,334	35,168	2,624,502
Net income	90,938	217	—	91,155	1,884	93,039
Other comprehensive loss	—	6	4,205	4,211	(17)	4,194
Deferred compensation plan, net	(9)	—	—	(9)	—	(9)
Contributions from partners	—	13,100	—	13,100	367	13,467
Distributions to partners	(233,704)	(450)	—	(234,154)	(7,086)	(241,240)
Preferred unit distributions	(5,029)	—	—	(5,029)	—	(5,029)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	10,920	—	—	10,920	—	10,920
Redemption of preferred stock	(325,000)	—	—	(325,000)	—	(325,000)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	4,453,889	—	—	4,453,889	—	4,453,889
Restricted units issued as a result of restricted stock issued by Parent Company upon Equity One merger	7,951	—	—	7,951	—	7,951
Balance at September 30, 2017	6,609,603	10,906	(14,141)	6,606,368	30,316	6,636,684

Balance at December 31, 2017	6,698,341	10,907	(6,289)	6,702,959	30,095	6,733,054
Adjustment due to change in accounting policy (note 1)	30,889	—	12	30,901	2	30,903
Adjusted balance at January 1, 2018	6,729,230	10,907	(6,277)	6,733,860	30,097	6,763,957
Net income	170,222	358	—	170,580	2,008	172,588
Other comprehensive income	—	43	20,343	20,386	775	21,161
Deferred compensation plan, net	(14)	—	—	(14)	—	(14)
Distributions to partners	(283,272)	(582)	—	(283,854)	(3,457)	(287,311)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	12,308	—	—	12,308	—	12,308
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(124,989)	—	—	(124,989)	—	(124,989)
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	(5,457)	—	—	(5,457)	—	(5,457)
Balance at September 30, 2018	$6,498,028	10,726	14,066	6,522,820	29,423	6,552,243
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2018 and 2017
(in thousands)
(unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$172,588	93,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266,812	243,757
Amortization of deferred loan costs and debt premiums	7,599	7,144
(Accretion) and amortization of above and below market lease intangibles, net	(26,031)	(18,784)
Stock-based compensation, net of capitalization	10,012	16,836
Equity in income of investments in real estate partnerships	(29,548)	(33,804)
Gain on sale of real estate, net of tax	(4,448)	(4,913)
Provision for impairment, net of tax	29,443	—
Early extinguishment of debt	11,172	12,404
Distribution of earnings from operations of investments in real estate partnerships	40,366	40,817
Loss on derivative instruments	—	51
Deferred compensation expense	1,475	2,885
Realized and unrealized gain on investments	(1,524)	(2,878)
Changes in assets and liabilities:
Tenant and other receivables, net	(13,326)	(11,327)
Deferred leasing costs	(6,259)	(10,294)
Other assets	(6,565)	8,075
Accounts payable and other liabilities	15,100	4,908
Tenants’ security, escrow deposits and prepaid rent	(2,111)	(2,490)
Net cash provided by operating activities	464,755	345,426
Cash flows from investing activities:
Acquisition of operating real estate	(85,766)	(2,109)
Advance deposits paid on acquisition of operating real estate	(150)	(350)
Acquisition of Equity One, net of cash and restricted cash acquired of $74,507	—	(646,790)
Real estate development and capital improvements	(174,145)	(240,827)
Proceeds from sale of real estate investments	151,142	13,323
Proceeds from (issuance of) notes receivable	15,648	(3,460)
Investments in real estate partnerships	(58,372)	(12,296)
Distributions received from investments in real estate partnerships	5,488	36,603
Dividends on investment securities	281	200
Acquisition of investment securities	(16,946)	(14,011)
Proceeds from sale of investment securities	15,639	11,974
Net cash used in investing activities	(147,181)	(857,743)
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(6,772)	(19,251)
Common units repurchased through share repurchase program	(124,989)	—
Proceeds from sale of treasury stock	99	100
Redemption of preferred partnership units	—	(325,000)
Distributions to limited partners in consolidated partnerships, net	(3,457)	(7,031)
Distributions to partners	(282,858)	(233,246)
Distributions to preferred unit holders	—	(5,029)
Repayment of fixed rate unsecured notes	(150,000)	—
Proceeds from issuance of fixed rate unsecured notes, net	299,511	953,115
Proceeds from unsecured credit facilities	455,000	950,000
Repayment of unsecured credit facilities	(370,000)	(650,000)
Proceeds from notes payable	1,740	126,999
Repayment of notes payable	(113,037)	(232,839)
Scheduled principal payments	(7,767)	(7,452)
Payment of loan costs	(9,448)	(12,868)
Early redemption costs	(10,491)	(12,419)
Net cash (used in) provided by financing activities	(322,469)	525,079
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,895)	12,762
Cash and cash equivalents and restricted cash at beginning of the period	49,381	17,879
Cash and cash equivalents and restricted cash at end of the period	$44,486	30,641

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2018, and 2017
(in thousands)
(unaudited)

	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $5,820 and $5,778 in 2018 and 2017, respectively)	$104,210	73,273
Cash paid (received) for income taxes, net	$4,771	(670)
Supplemental disclosure of non-cash transactions:
Limited partner units issued in exchange for acquisition of real estate	$—	13,100
Mortgage loans assumed for the acquisition of real estate	$9,700	—
Common stock issued by Parent Company for dividend reinvestment plan	$996	908
Stock-based compensation capitalized	$2,606	2,459
Contributions from limited partners in consolidated partnerships, net	$—	311
Common stock issued for dividend reinvestment in trust	$627	557
Contribution of stock awards into trust	$1,244	1,372
Distribution of stock held in trust	$524	677
Change in fair value of debt securities available-for-sale	$5	51

Equity One Merger:
Notes payable assumed in Equity One merger, at fair value	$—	757,399
General partner units issued to Parent Company for common stock exchanged for Equity One shares	$—	4,471,808
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

1.	Organization and Significant Accounting Policies
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company primarily engages in the ownership, management, leasing, acquisition, and development and redevelopment of shopping centers through the Operating Partnership, and has no other assets other than through its investment in the Operating Partnership, and its only liabilities are the unsecured notes assumed from the merger with Equity One, Inc. ("Equity One"), which are co-issued and guaranteed by the Operating Partnership. The Parent Company guarantees all of the unsecured debt of the Operating Partnership.
As of September 30, 2018, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 306 properties and held partial interests in an additional 120 properties through unconsolidated investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").
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
Ownership of the Operating Partnership
The Operating Partnership’s capital includes general and limited common Partnership Units. As of September 30, 2018, the Parent Company owned approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership with the remaining limited common Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). The EOP units are exchangeable for one share of common stock of the Parent Company and the unit holder cannot require redemption in cash or other assets.  The Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company’s only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.
Real Estate Partnerships
As of September 30, 2018, Regency had a partial ownership interest in 131 properties through partnerships, of which 11 are consolidated. Regency's partners include institutional investors, other real estate developers and/or operators, and individual parties who had a role in Regency sourcing transactions for development and investment (the "Partners" or "limited partners"). Regency has a variable interest in these entities through its equity interests. As managing member, Regency maintains the books and records and typically provides leasing and property management to the partnerships. The partners’ level of involvement varies from protective decisions (debt, bankruptcy, selling primary asset(s) of the business) to involvement in approving leases, operating budgets, and capital budgets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

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

◦
The net difference in the carrying amount of investments in real estate partnerships and the underlying equity in net assets is accreted to income and recorded in equity in income of investments in real estate partnerships in the accompanying Consolidated Statements of Operations over the expected useful lives of the properties and other intangible assets, which range from 10 to 40 years.

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
The major classes of assets, liabilities, and non-controlling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership as a whole, are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Assets
Net real estate investments	$163,283	172,736
Cash and cash equivalents	4,635	4,993
Liabilities
Notes payable	18,403	16,551
Equity
Limited partners’ interests in consolidated partnerships	17,263	17,572

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

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
The Company adopted Topic 606 using a modified retrospective approach and applied the transition practical expedients allowed by the standard. Additionally, the Company applied the practical expedient related to the remaining performance obligations, because all of its performance obligations are satisfied at a point in time, are part of a contract that has an original expected duration of one year or less, or are considered to be a series of performance obligations where variable consideration is allocated entirely to a wholly unsatisfied distinct day of service that forms part of the series, such that the Company does not need to estimate variable consideration to recognize revenue.
Subsequent to the adoption of Topic 606, the Company recognizes revenue when or as control of the promised services are transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The following is a description of the Company's revenue from contracts with customers which is in the scope of Topic 606.
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
Several of the Company’s partnership agreements provide for incentive payments, generally referred to as “promotes” or “earnouts,” to Regency for appreciation in property values in Regency's capacity as manager. The terms of these promotes are based on appreciation in real estate value over designated time intervals. The Company evaluates its expected promote payout at each reporting period, which generally does not result in revenue recognition until the measurement period has completed, when the amount can be reasonably determined and the amount is not probable of significant reversal. The Company did not recognize any promote revenue during the nine months ended September 30, 2018 or 2017.
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
Transaction Services
The Company also receives transaction fees, as contractually agreed upon with each joint venture, which include acquisition fees, disposition fees, and financing service fees. Control of these services is generally transferred at the time the related transaction closes, which is the point in time when the Company recognizes the related fee revenue. Any unpaid amounts related to transaction-based fees are included in Accounts receivable.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

All income from contracts with the Company's real estate partnerships is included within Management, transaction and other fees on the Consolidated Statements of Operations, as follows:

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	Timing of satisfaction of performance obligations	2018	2017	2018	2017
Property management services	Over time	$3,588	3,446	$11,008	10,452
Asset management services	Over time	1,840	1,762	5,347	5,314
Leasing services	Point in time	969	669	2,726	2,285
Other transaction fees	Point in time	557	170	1,918	1,302
Total management, transaction, and other fees		$6,954	6,047	$20,999	19,353
The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $10.1 million and $8.7 million, as of September 30, 2018 and December 31, 2017, respectively.
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
Goodwill
Goodwill represents the excess of the purchase price consideration for the Equity One merger over the fair value of the assets acquired and liabilities assumed, which amount reflects expected synergies from combining Regency's and Equity One's operations and the deferred tax liability at one of the acquired taxable REIT subsidiaries. The Company accounts for goodwill in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other, and allocates its goodwill to its reporting units, which have been determined to be at the individual property level. The Company performs an impairment evaluation of its goodwill at least annually, in November of each year, or more frequently as triggers occur.
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
The quantitative approach consists of estimating the fair value of each reporting unit using discounted projected future cash flows and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, the Company would then recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements and expected impact on our financial statements:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Recently adopted:
Accounting Standards Update ("ASU") 2017-12, August 2017, Targeted Improvements to Accounting for Hedging Activities
This ASU provides updated guidance to better align a company’s financial reporting for hedging activities with the economic objectives of those activities.

The adoption method requires the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update.
January 2018
The Company adopted this ASU using a modified retrospective transition method, which resulted in an immaterial adjustment to opening retained earnings and accumulated other comprehensive income for previously recognized hedge ineffectiveness from off-market hedges.

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

ASU 2016-18, November 2016, Statement of Cash Flows (Topic 230): Restricted Cash
This ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. The amendments in this ASU are applied using a retrospective transition method to each period presented.

January 2018
The adoption of this ASU resulted in a change to the classification and presentation of changes in restricted cash on its cash flow statement, which was not material. There was no change to the Company's financial condition or results of operations as a result of adopting this ASU.

Upon adoption, and for the nine months ended September 30, 2017, net cash provided by operating activities increased by $1.6 million and net cash used in investing activities decreased by $1.0 million, with a corresponding increase in cash and cash equivalents and restricted cash within the Consolidated Statements of Cash Flows.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

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

The Company applied the modified retrospective adoption method, and on January 1, 2018, recognized through opening retained earnings $30.9 million of previously deferred gains from property sales to entities in which Regency had continuing involvement, resulting in a corresponding increase to the value of the Company's investment in those partnerships.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

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

Topic 606 applies to all contracts with customers except those that are within the scope of other topics in the FASB's accounting standards codification. As a result, Topic 606 does not apply to revenue from lease contracts. The Company's lease contracts will be subject to Topic 842, in January 2019.
January 2018
 The Company utilized the modified retrospective method of adoption, applying the standard to only 2018, and not restating prior periods presented in future financial statements.

The majority of the Company's revenue originates from lease contracts and will be subject to Topic 842 to be adopted in January 2019.

Beyond revenue from lease contracts, the Company's primary revenue stream subject to Topic 606 is Management, transaction, and other fees from the Company's real estate partnerships, primarily in the form of property management services, asset management services, and leasing services. The Company evaluated all partnership service relationships and did not identify any changes in the timing or amount of revenue recognition from these revenue streams.

The adoption of Topic 606 resulted in additional disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Not yet adopted:

Leases (Topic 842) and related updates:

ASU 2016-02, February 2016, Leases (Topic 842)

ASU 2018-10, July 2018: Codification Improvements to Topic 842, Leases

ASU 2018-11, July 2018, Leases (Topic 842): Targeted Improvements

Topic 842 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. It also makes targeted changes to lessor accounting.

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

January 2019
The Company continues to evaluate the impact this standard will have on its financial statements and related disclosures. Based on adoption and implementation efforts to date, management has identified expected changes from the new standard from its perspective as both a lessee and a lessor, as noted below:

Lessee Accounting:
The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparable period presented in the financial statements as its date of initial application.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the “package of practical expedients”, which allows the Company not to reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs.

The new standard will also provide significant new disclosures about the Company’s leasing activities.

The Company has ground lease agreements in which the Company is the lessee for land beneath all or a portion of the buildings at certain consolidated shopping centers. The Company also has office leases for its headquarters and field offices.

Based on current estimates, which include interest rate assumptions subject to change, the Company anticipates recognizing operating lease liabilities for its ground and office leases, with a corresponding ROU asset, of less than 5% of total assets. For these existing operating leases, the Company will continue to recognize a single lease expense for its existing ground and office operating leases, currently included in Operating and maintenance expenses and General and administrative expenses, respectively, in the Consolidated Statements of Operations.

Future ground leases entered into or acquired subsequent to the adoption date may be classified as operating or finance leases, based on specific classification criteria. Finance leases would result in a slightly accelerated impact to earnings, using the effective interest method, and different classification of the expense.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Topic 842, Leases (continued)
Lessor Accounting
Topic 842 requires lessors to classify leases as a sales-type, direct financing, or operating lease. A lease is a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases.

The new standard also includes a change to the treatment of internal leasing costs and legal costs, which can no longer be capitalized. Only incremental costs of a lease that would not have been incurred if the lease had not been obtained may be deferred as initial direct costs.

Additionally, the new standard requires lessors to allocate the consideration in a contract between the lease component (right to use an underlying asset) and non-lease component (transfer of a good or service that is not a lease). However, lessors are provided with a practical expedient, elected by class of underlying asset, to account for lease and non-lease components of a contract as a single lease component if certain criteria are met. Lessors that make these elections will be required to provide additional disclosures.

The Company's existing leases will continue to be classified as operating leases. Leases entered into after the effective date of the new standard may be classified as operating or sales-type leases, based on specific classification criteria. Operating leases will continue to have a similar patter of recognition as under current GAAP. Sales-type lease accounting, however, will result in the recognition of selling-profit at lease commencement, with interest income recognized over the life of the lease.
Capitalization of indirect internal leasing costs and legal costs will no longer be permitted upon the adoption of this standard, which will result in an increase in Total operating expenses in the Consolidated Statements of Operations in the period of adoption and prospectively.
Previous capitalization of internal leasing costs was $4.9 million and $10.4 million during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

Previous capitalization of legal costs was $1.2 million during both the nine months ended September 30, 2018 and the year ended December 31, 2017, including our pro rata share recognized through Equity in income of investments in real estate partnerships.

The terms of the Company's leases generally provide that the Company is entitled to receive reimbursements from tenants for operating expenses such as real estate taxes, insurance and common area maintenance ("CAM"), in addition to the base rental payments for use of the underlying asset (e.g. unit of the shopping center). Under the new standard, CAM is considered a non-lease component of a lease contract, which would be accounted for under Topic 606. However, the Company expects to apply the practical expedient to account for its lease and non-lease components as a single, combined operating lease component. While the timing of recognition should remain the same, the Company expects to no longer present Minimum rent and Recoveries from tenants separately in our Consolidated Statements of Operations beginning January 1, 2019.

The Company will continue its evaluation of the accounting standard, additional impacts of adoption, and changes in presentation and disclosure requirements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2018-15, August 2018, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU provides further clarification of the appropriate presentation of capitalized costs, the period over which to recognize the expense, the presentation within the Statements of Operations and Statements of Cash Flows, and the disclosure requirements.

Early adoption of the standard is permitted.
		January 2020	The Company is currently evaluating the accounting standard, but does not expect the adoption to have a material impact on its financial position, results of operations, or cash flows.

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

ASU 2018-13, August 2018, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
This ASU modifies the disclosure requirements for fair value measurements within the scope of Topic 820, Fair Value Measurement, including the removal and modification of certain existing disclosures, and the addition of new disclosures.
January 2020
The Company is currently evaluating the impact of adopting this new accounting standard, which is expected to only impact fair value measurement disclosures and therefore should have no impact on the Company's financial position, results of operations, or cash flows.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

2.	Real Estate Investments
The following table details the components of Land, building and improvements in the Consolidated Balance Sheets:

(in thousands)	September 30, 2018	December 31, 2017
Land	$4,215,399	4,235,032
Land improvements	626,787	556,140
Buildings	5,126,219	4,999,378
Building and tenant improvements	885,878	787,880
Total Land, building and improvements	$10,854,283	10,578,430
Acquisitions
The following table details the shopping centers acquired or land acquired or leased for development:

(in thousands)		Nine months ended September 30, 2018
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/2/18	Ballard Blocks I	Seattle, WA	Operating	49.9%	$54,500	—	3,668	2,350
1/2/18	Ballard Blocks II	Seattle, WA	Development	49.9%	4,000	—	—	—
1/5/18	The District at Metuchen	Metuchen, NJ	Operating	20%	33,830	—	3,147	1,905
1/10/18	Hewlett Crossing I & II	Hewlett, NY	Operating	100%	30,900	9,700	3,114	1,868
4/3/2018	Rivertowns Square	Dobbs Ferry, NY	Operating	100%	68,933	—	4,993	5,554
5/18/2018	Crossroads Commons II	Boulder, CO	Operating	20%	10,500	—	447	769
9/7/2018	Ridgewood Shopping Center	Raleigh, NC	Operating	20%	45,800	10,233	3,372	2,278
Total property acquisitions					$248,463	19,933	18,741	14,724

(in thousands)		Nine months ended September 30, 2017
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
3/6/17	The Field at Commonwealth	Chantilly, VA	Development	100%	$9,500	—	—	—
3/8/17	Pinecrest Place (1)	Miami, FL	Development	100%	—	—	—	—
4/13/17	Mellody Farm (2)	Chicago, IL	Development	100%	26,200	—	—	—
6/28/17	Concord outparcel (3)	Miami, FL	Operating	100%	350	—	—	—
7/20/17	Aventura Square outparcel (4)	Miami, FL	Operating	100%	1,750	—	90	9
Total property acquisitions					$37,800	—	90	9
(1) The Company leased 10.67 acres for a ground up development.
(2) The Operating Partnership issued 195,732 partnership units valued at $13.1 million as partial consideration for the purchase.
(3) The Company purchased a 0.67 acre vacant outparcel adjacent to the Company's existing operating Concord Shopping Plaza.
(4) The Company purchased a 0.06 acre outparcel improved with a leased building adjacent to the Company's existing operating Aventura Square shopping center.
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
September 30, 2018

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
September 30, 2018

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
Pro forma Information
The following unaudited pro forma financial data includes the incremental revenues, operating expenses, depreciation and amortization, and costs of the Equity One acquisition as if it had occurred on January 1, 2016:

	Three months ended September 30,	Nine months ended September 30,
(in thousands, except per share data)	2017	2017
Total revenues	$262,708	$788,345
Income from operations (1)	63,537	190,112
Net income attributable to common stockholders (1)	59,621	171,795
Income per common share - basic	0.35	1.01
Income per common share - diluted	0.35	1.01
(1) The pro forma earnings for the three and nine months ended September 30, 2017, were adjusted to exclude $1.2 million and $98.5 million of merger costs, respectively, as if they had occurred in 2016.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

The pro forma financial data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

3.    Property Dispositions
Dispositions
The following table provides a summary of consolidated shopping centers and land parcels disposed of during the periods set forth below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except number sold data)	2018	2017	2018	2017
Net proceeds from sale of real estate investments	$108,634	167	$151,142	15,397
Gain on sale of real estate, net of tax	$3,228	131	$4,448	4,913
Provision for impairment of real estate sold	$855	—	$29,443	—
Number of operating properties sold	3	—	7	1
Number of land parcels sold	3	—	6	7
Percent interest sold	100%	—%	100%	100%
At September 30, 2018, the Company also had three properties classified as Properties held for sale on the Consolidated Balance Sheets, which have sold or are expected to sell subsequent to September 30, 2018.
4.    Other Assets
The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets:

(in thousands)	September 30, 2018	December 31, 2017
Goodwill	$318,710	331,884
Investments	44,014	41,636
Prepaid and other	24,093	30,332
Derivative assets	26,802	14,515
Furniture, fixtures, and equipment, net	6,715	6,123
Deferred financing costs, net	7,392	2,637
Total other assets	$427,726	427,127
The following table presents the goodwill balances and activity during the year to date periods ended:

(in thousands)	September 30, 2018	December 31, 2017
Beginning of year balance	$331,884	—
Goodwill resulting from Equity One merger	500	331,884
Goodwill allocated to Gain on sale of real estate	(2,525)	—
Goodwill allocated to Provision for impairment	(9,220)	—
Goodwill allocated to properties held for sale	(1,929)	—
End of period balance	$318,710	331,884

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

During the nine months ended September 30, 2018, the Company recognized a $29.4 million provision for impairment, net of tax, on five operating properties that sold during the year, including $9.2 million of goodwill. As the Company identifies properties ("reporting units") that no longer meet its investment criteria, it will evaluate the property for potential sale. A decision to sell a reporting unit results in the need to evaluate its goodwill for recoverability and may result in impairment. If events occur that trigger an impairment evaluation at multiple reporting units, a goodwill impairment may or may not be significant.

5.    Notes Payable and Unsecured Credit Facilities
The Company’s outstanding debt consisted of the following:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	September 30, 2018		December 31, 2017
Notes payable:
Fixed rate mortgage loans	4.8%	4.3%	$406,072		520,193
Variable rate mortgage loans	3.3%	3.6%	127,796	(1)	125,866
Fixed rate unsecured public and private debt	4.0%	4.4%	2,474,724		2,325,656
Total notes payable			3,008,592		2,971,715
Unsecured credit facilities:
Line of Credit (the "Line") (2)	2.9%	3.1%	145,000		60,000
Term loans	2.4%	2.5%	563,616		563,262
Total unsecured credit facilities			708,616		623,262
Total debt outstanding			$3,717,208		3,594,977

(1)  Includes five mortgages whose interest rates vary on LIBOR based formulas. Three of these variable rate loans have interest rate swaps in place to fix the interest rates at a range of 2.8% to 4.1%.

(2) Weighted average effective and contractual rate for the Line is calculated based on a fully drawn Line balance.
Significant financing activity during 2018 includes:

•
On March 9, 2018, the Company received proceeds from issuing $300.0 million of 4.125% senior unsecured public notes, which priced at 99.837% and mature in March 2028. $60.0 million of the proceeds were used to repay our Line and $163.2 million was used to early redeem, on April 2, 2018, the $150.0 million 6% senior unsecured public notes originally due June 2020, including accrued and unpaid interest through the redemption date and a make-whole amount. The remainder of the proceeds were used to repay 2018 mortgage maturities and for general corporate purposes.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

As of September 30, 2018, scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	September 30, 2018
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2018	$2,196	—	—	2,196
2019	9,519	13,216	—	22,735
2020	11,287	78,580	300,000	389,867
2021	11,600	77,060	250,000	338,660
2022	11,799	5,848	710,000	727,647
Beyond 5 Years	37,056	269,217	1,950,000	2,256,273
Unamortized debt premium/(discount) and issuance costs	—	6,490	(26,660)	(20,170)
Total	$83,457	450,411	3,183,340	3,717,208

(1) Includes unsecured public and private debt and unsecured credit facilities.
The Company has $13.2 million of mortgage loans maturing through 2019, which it currently intends to repay if wholly owned, or refinance if held within a consolidated real estate investment partnership. The Company has sufficient capacity on its Line to repay this maturing debt, all of which is in the form of non-recourse mortgage loans.
The Company was in compliance as of September 30, 2018 with the financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities.

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
September 30, 2018

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities)(1)
Effective Date	Maturity Date	Notional Amount	Counterparty Pays Variable Rate of	Regency Pays Fixed Rate of	September 30, 2018	December 31, 2017
4/3/17	12/2/20	$300,000	1 Month LIBOR with Floor	1.824%	$6,410	1,804
8/1/16	1/5/22	265,000	1 Month LIBOR with Floor	1.053%	15,286	10,744
4/7/16	4/1/23	20,000	1 Month LIBOR	1.303%	1,310	801
12/1/16	11/1/23	33,000	1 Month LIBOR	1.490%	2,151	1,166
6/2/17	6/2/27	37,500	1 Month LIBOR with Floor	2.366%	1,645	(177)
					$26,802	14,338

(1) Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of September 30, 2018, does not have any derivatives that are not designated as hedges. The Company has master netting agreements; however, the Company does not have multiple derivatives subject to a single master netting agreement with the same counterparties. Therefore, none are offset in the accompanying Consolidated Balance Sheets.
The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total Interest Expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
(in thousands)	2018	2017		2018	2017		2018	2017
Interest rate swaps	$2,717	(39)	Interest expense	$(1,148)	(2,329)	Interest expense, net	$36,618	34,679

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total Interest Expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
(in thousands)	2018	2017		2018	2017		2018	2017
Interest rate swaps	$16,511	(3,911)	Interest expense	$(4,701)	(8,054)	Interest expense, net	$111,477	97,285
As of September 30, 2018, the Company expects approximately $600,000 of net deferred losses on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months. Included in the reclass is $7.9 million which is related to previously settled swaps on the Company's ten year fixed rate unsecured loans.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

7.    Fair Value Measurements
(a) Disclosure of Fair Value of Financial Instruments
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	September 30, 2018		December 31, 2017
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$—	—	$15,803	15,660
Financial liabilities:
Notes payable	$3,008,592	2,952,604	$2,971,715	3,058,044
Unsecured credit facilities	$708,616	710,000	$623,262	625,000
The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of September 30, 2018 and December 31, 2017, respectively. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.
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
September 30, 2018

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
The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2018
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Securities	$36,027	36,027	—	—
Available-for-sale debt securities	7,987	—	7,987	—
Interest rate derivatives	26,802	—	26,802	—
Total	$70,816	36,027	34,789	—

	Fair Value Measurements as of December 31, 2017
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Securities	$31,662	31,662	—	—
Available-for-sale debt securities	9,974	—	9,974	—
Interest rate derivatives	14,515	—	14,515	—
Total	$56,151	31,662	24,489	—

Liabilities:
Interest rate derivatives	$(177)	—	(177)	—
There were no assets measured at fair value on a nonrecurring basis as of September 30, 2018 or December 31, 2017.

8.    Equity and Capital
Common Stock of the Parent Company
At the Market ("ATM") Program
Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. There were no shares issued under the ATM equity program during the nine months ended September 30, 2018 or 2017. As of September 30, 2018, all $500 million of common stock remained available for issuance under this ATM equity program.
Share Repurchase Program
On February 7, 2018, the Company's Board authorized a common share repurchase program under which the Company may repurchase, from time to time, up to $250 million worth of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is scheduled to expire on February 6, 2020. The timing and actual number of shares repurchased

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the Board. As of September 30, 2018, the Company had repurchased 2,145,209 shares for $125.0 million at an average price of $58.24 per share.
Subsequent Event - Transfer of Listing
On October 25, 2018, the Company's Board approved the transfer of the Company's common stock from listing on the New York Stock Exchange ("NYSE") to The NASDAQ Global Select Market ("NASDAQ"). The Company expects the last day of trading on the NYSE to be November 12, 2018. The Company's common stock has been approved for listing on NASDAQ, is expected to commence trading on November 13, 2018, and will continue to trade under the stock symbol "REG".
Common Units of the Operating Partnership
Common units of the operating partnership are issued or redeemed and retired for each of the shares of Parent Company common stock issued or repurchased and retired, as described above.
Accumulated Other Comprehensive Loss ("AOCI")
The following tables present changes in the balances of each component of AOCI:

	Controlling Interests			Noncontrolling Interests			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	AOCI
Balance as of December 31, 2016	$(18,327)	(19)	(18,346)	(301)	—	(301)	(18,647)
Other comprehensive income before reclassifications	(3,768)	51	(3,717)	(143)	—	(143)	(3,860)
Amounts reclassified from AOCI (1)	7,922	—	7,922	132	—	132	8,054
Current period other comprehensive income, net	4,154	51	4,205	(11)	—	(11)	4,194
Balance as of September 30, 2017	$(14,173)	32	(14,141)	(312)	—	(312)	(14,453)

(1) Amounts reclassified from AOCI into income are presented within Interest expense, net in the Consolidated Statement of Operations.

	Controlling Interests			Noncontrolling Interests			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	AOCI
Balance as of December 31, 2017	$(6,262)	(27)	(6,289)	(112)	—	(112)	(6,401)
Opening adjustment due to change in accounting policy (2)	12	—	12	2	—	2	14
Adjusted balance as of January 1, 2018	(6,250)	(27)	(6,277)	(110)	—	(110)	(6,387)
Other comprehensive income before reclassifications	15,731	(51)	15,680	780	—	780	16,460
Amounts reclassified from AOCI (1)	4,663	—	4,663	38	—	38	4,701
Current period other comprehensive income, net	20,394	(51)	20,343	818	—	818	21,161
Balance as of September 30, 2018	$14,144	(78)	14,066	708	—	708	14,774

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

9.    Stock-Based Compensation
During nine months ended September 30, 2018, the Company granted 259,356 shares of restricted stock with a weighted-average grant-date fair value of $63.50 per share. The Company records stock-based compensation expense within general and administrative expenses in the accompanying Consolidated Statements of Operations.

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
The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

(in thousands)	September 30, 2018	December 31, 2017
Assets:
Equity securities (1)	$33,907	31,662
Liabilities:
Accounts payable and other liabilities	$33,716	31,383
(1) Included within Other assets in the accompanying Consolidated Balance Sheets.

11.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Income from operations attributable to common stockholders - basic	$69,722	59,666	$170,222	74,810
Income from operations attributable to common stockholders - diluted	$69,722	59,666	$170,222	74,810
Denominator:
Weighted average common shares outstanding for basic EPS	169,438	170,105	169,847	155,881
Weighted average common shares outstanding for diluted EPS (1)	169,839	170,466	170,166	156,190

Income per common share – basic	$0.41	0.35	$1.00	0.48
Income per common share – diluted	$0.41	0.35	$1.00	0.48
(1) Includes the dilutive impact of unvested restricted stock and shares issuable under the forward equity offering, that were fully settled on December 14, 2017, using the treasury stock method.
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding for both the three and nine months ended September 30, 2018 were 349,902, and were 349,902 and 276,503, respectively, during the same periods in 2017.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Income from operations attributable to common unit holders - basic	$69,869	59,798	$170,580	75,027
Income from operations attributable to common unit holders - diluted	$69,869	59,798	$170,580	75,027
Denominator:
Weighted average common units outstanding for basic EPU	169,788	170,455	170,197	156,158
Weighted average common units outstanding for diluted EPU (1)	170,189	170,816	170,516	156,467

Income per common unit – basic	$0.41	0.35	$1.00	0.48
Income per common unit – diluted	$0.41	0.35	$1.00	0.48
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
Letters of Credit
The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of September 30, 2018 and December 31, 2017, the Company had $9.4 million in letters of credit outstanding.
Purchase Commitments
The Company enters into purchase and sale agreements to buy or sell real estate assets in the normal course of business, which generally provide limited recourse if either party ends the contract. At September 30, 2018, the Company has a contractual commitment to purchase up to a 100% ownership interest in an operating property valued at $205 million by November 2019, at the option of the seller. The Company currently expects the seller to require the Company to purchase a 30% interest in such property by November 2019 for approximately $61.5 million.

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
The following terms, as defined, are commonly used by management and the investing public to understand and evaluate our operational results:

•	Same Property is a Retail Operating Property that was owned and operated for the entirety of both calendar year periods being compared. This term excludes all developments and Non-Same Properties.
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

•
Property In Development includes properties in various stages of development and redevelopment including active pre-development activities. The Properties in development line item of the Consolidated Balance Sheets includes development and redevelopment costs incurred but not yet placed in service. Development and redevelopment costs incurred for assets that have been placed in service are included in Land, building and improvements in the Consolidated Balance Sheets.

•
Development Completion is a property in development that is deemed complete upon the earliest of: (i) 90% of total estimated net development costs have been incurred and percent leased equals or exceeds 95%, or (ii) the property features at least two years of anchor operations, or (iii) three years have passed since the start of construction. Once deemed complete, the property is termed a Retail Operating Property the following calendar year. For GAAP purposes, however, the costs incurred for development properties are transferred and begin depreciating when they are placed in service and are therefore included in Land, buildings and improvements in the Consolidated Balance Sheets, regardless of the completion thresholds described above.

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

Overview of Our Strategy
Regency Centers Corporation began its operations as a publicly-traded REIT in 1993, and, as of September 30, 2018, had full or partial ownership interests in 426 retail properties primarily anchored by market leading grocery stores. Our properties are principally located in affluent and infill trade areas of the United States, and contain 53.6 million square feet ("SF") of gross leasable area ("GLA"). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P., our wholly-owned subsidiaries, and through our co-investment partnerships.
As of September 30, 2018, the Parent Company owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.
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

•	Maintain an industry leading and disciplined development and redevelopment platform to deliver exceptional retail centers at higher margins as compared to acquisitions;

•	Support our business activities with a strong balance sheet; and

•	Engage a talented, dedicated team of employees, who are guided by Regency’s strong values and culture, which is aligned with shareholder interests.
Executing on our Strategy
During the nine months ended September 30, 2018:
We had Net income attributable to common stockholders of $170.2 million as compared to $74.8 million, net of $75.6 million of merger costs, during the nine months ended September 30, 2017.
We sustained superior same property NOI growth:

•	We achieved pro-rata same property NOI growth, as adjusted, excluding termination fees, of 3.8%.

•	We executed 1,341 leasing transactions representing 4.3 million pro-rata SF of new and renewal leasing, with trailing twelve month rent spreads of 7.4% on comparable retail operating property spaces.

•	At September 30, 2018, our total property portfolio was 95.4% leased, while our same property portfolio was 95.9% leased.
We developed and redeveloped high quality shopping centers at attractive returns on investment:

•	We started one new development representing a total pro-rata project investment of $32.2 million upon completion, with a projected return on investment of 6.3%.

•	Including the one new development project, a total of 22 properties were in the process of development or redevelopment, representing a pro-rata investment upon completion of $354.4 million.

•	We completed two new developments representing a total pro-rata project investment of $110.9 million with a return on investment of 7.0%.
We maintained a conservative balance sheet providing financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
On March 9, 2018, the Company received proceeds from $300.0 million of 4.125% senior unsecured public notes, which priced at 99.837% and mature in March 2028. $60 million of the proceeds were used to repay our Line and $163.2 million was used, in April, to early redeem our $150.0 million 6.0% senior unsecured public notes originally due June 2020, including accrued and unpaid interest through the redemption date and a make-whole amount. We used the remainder of the proceeds to repay 2018 mortgage maturities and for general corporate purposes.

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

•	At September 30, 2018, our annualized net debt-to-operating EBITDAre ratio on a pro-rata basis was 5.4x.

Property Portfolio
The following table summarizes general information related to the Consolidated Properties in our portfolio:

(GLA in thousands)	September 30, 2018	December 31, 2017
Number of Properties	306	311
Properties in Development	6	8
GLA	38,095	38,743
% Leased – Operating and Development	95.6%	95.5%
% Leased – Operating	95.9%	96.0%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$21.55	$21.01
The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our portfolio:

(GLA in thousands)	September 30, 2018	December 31, 2017
Number of Properties	120	115
Properties in Development	2	1
GLA	15,552	15,138
% Leased – Operating and Development	94.5%	95.9%
% Leased –Operating	94.9%	96.2%
Weighted average annual effective rent PSF, net of tenant concessions	$21.23	$20.63
For the purpose of the following disclosures of occupancy and leasing activity, "anchor space" is considered space greater than or equal to 10,000 SF and "shop space" is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	September 30, 2018	December 31, 2017
% Leased – Operating	95.8%	96.2%
Anchor space	97.9%	98.3%
Shop space	92.2%	92.5%
The decline in anchor space percent leased is primarily attributable to anchor move-outs, including Toys-R-Us and certain other junior anchors. The decline in shop space percent leased is driven by seasonal move-outs and strategic vacancies in preparation for redevelopments.

The following table summarizes leasing activity, including our pro-rata share of activity within the portfolio of our co-investment partnerships:

	Nine months ended September 30, 2018
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	20	338	$18.84	$33.66	$6.89
Renewal	64	1,918	$13.88	$0.40	$0.33
Total Anchor Leases (1)	84	2,256	$14.62	$5.38	$1.31
Shop Space
New	388	635	$32.85	$26.41	$13.33
Renewal	869	1,425	$33.11	$0.85	$2.15
Total Shop Space Leases (1)	1,257	2,060	$33.03	$8.73	$5.60
Total Leases	1,341	4,316	$23.41	$6.98	$3.36

(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.

	Nine months ended September 30, 2017
	Leasing Transactions (1,2)	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	27	628	$18.80	$26.83	$5.06
Renewal	64	1,946	$15.01	$—	$0.45
Total Anchor Leases (1)	91	2,574	$15.94	$6.55	$1.57
Shop Space
New	383	660	$31.77	$25.56	$12.21
Renewal	834	1,392	$31.42	$1.67	$2.64
Total Shop Space Leases (1)	1,217	2,052	$31.53	$9.35	$5.71
Total Leases	1,308	4,626	$22.86	$7.79	$3.41

(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) For the period ending September 30, 2017, amounts include leasing activity of properties acquired from Equity One beginning March 1, 2017.
The weighted average base rent on signed shop space leases during 2018 was $33.03 and exceeds the average annual base rent of all shop space leases due to expire during the next 12 months of $30.87 PSF.

Significant Tenants and Concentrations of Risk
We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our most significant tenants, based on their percentage of annualized base rent:

	September 30, 2018
Grocery Anchor	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Publix	69	6.3%	3.2%
Kroger	57	6.6%	3.1%
Albertsons/Safeway	46	4.1%	2.8%
TJX Companies	57	3.2%	2.3%
Whole Foods	29	2.3%	2.3%

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
We closely monitor the operating performance and rent collections of tenants in our shopping centers as well as those retailers experiencing significant changes to their business models as a result of reduced customer traffic in their stores and increased competition from e-commerce sales.  Retailers who are unable to withstand these and other business pressures may file for bankruptcy. Although base rent is supported by long-term lease contracts, tenants who file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to recover our claim and to release the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. Tenants who have filed for bankruptcy and continue to occupy space in our shopping centers at September 30, 2018 represent an aggregate of 0.6% of our annual base rent on a pro-rata basis, including three Sears/Kmart locations.

Results from Operations
Comparison of the three months ended September 30, 2018 and 2017:
Our revenues increased as summarized in the following table:

	Three months ended September 30,
(in thousands)	2018	2017	Change
Minimum rent	$204,005	195,393	8,612
Percentage rent	1,224	1,147	77
Recoveries from tenants	60,393	54,483	5,910
Other income	5,734	5,071	663
Management, transaction, and other fees	6,954	6,047	907
Total revenues	$278,310	262,141	16,169
Minimum rent increased, on a net basis, as follows:

•	$4.0 million increase from rent commencing at development properties;

•	$3.5 million increase from acquisitions of operating properties; and

•	$6.1 million increase from same properties, including:

◦	$7.1 million increase in base rent from redevelopments, rental rate growth on new and renewal leases, rent steps in existing leases, and rent commencements, offset by

◦	$1.0 million decrease in other above/below market lease intangibles and straight line rent;

•	reduced by $5.0 million from the sale of operating properties.
Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, as follows:

•	$1.2 million increase from rent commencing at development properties;

•	$755,000 increase from acquisitions of operating properties; and

•	$5.4 million increase from same properties due to increases in real estate taxes and other recoverable costs;

•	reduced by $1.4 million from the sale of operating properties.
Other income, which consists of incidental income earned at our centers, increased $663,000 from higher termination fees.
Management, transaction, and other fees increased $907,000 due partially to an increase in development fees from two active developments within unconsolidated partnerships, along with an increase in leasing fees earned from unconsolidated partnerships.
Changes in our operating expenses are summarized in the following table:

	Three months ended September 30,
(in thousands)	2018	2017	Change
Depreciation and amortization	$89,183	91,474	(2,291)
Operating and maintenance	40,557	38,020	2,537
General and administrative	17,564	15,199	2,365
Real estate taxes	35,129	29,315	5,814
Other operating expenses	2,045	3,195	(1,150)
Total operating expenses	$184,478	177,203	7,275

Depreciation and amortization costs decreased, on a net basis, as follows:

•	$1.9 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy; and

•	$1.5 million increase from acquisitions of operating properties and corporate assets; offset by

•	$2.9 million decrease from same properties; and

•	$2.8 million decrease from the sale of operating properties.
Operating and maintenance costs increased, on a net basis, as follows:

•	$1.9 million increase from operations commencing at development properties; and

•	$2.5 million increase from same properties primarily attributable to an increase in recoverable costs;

•	reduced by $828,000 due to hurricane losses recognized in 2017; and

•	$1.1 million decrease from the sale of operating properties.
General and administrative increased, on a net basis, as follows:

•	$1.6 million increase primarily from lower development overhead capitalization based on the timing and size of current development projects; and

•	$811,000 increase due to decreased leasing overheard capitalization due to the different mix of leasing transactions during the respective quarter.
Real estate taxes increased, on a net basis, as follows:

•	$1.0 million increase from development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$523,000 increase from acquisitions of operating properties; and

•	$4.8 million increase within the same property portfolio resulting from increased tax assessments, including $3.4 million from Equity One properties;

•	reduced by $526,000 from sold properties.
Other operating expenses decreased $1.2 million, primarily attributable to transaction costs recognized from the Equity One merger in 2017.
The following table presents the components of other expense (income):

	Three months ended September 30,
(in thousands)	2018	2017	Change
Interest expense, net
Interest on notes payable	$31,619	31,577	42
Interest on unsecured credit facilities	5,025	3,974	1,051
Capitalized interest	(1,670)	(2,488)	818
Hedge expense	2,102	2,102	—
Interest income	(458)	(486)	28
Interest expense, net	$36,618	34,679	1,939
Provision for impairment, net of tax	855	—	855
Net investment income	(923)	(971)	48
Total other expense (income)	$36,550	33,708	2,842

The $1.9 million net increase in total interest expense is primarily due to:

•	$1.1 million increase in interest on unsecured credit facilities related to higher average balances and interest rates; and

•	$818,000 increase due to lower capitalization of interest based on the size and progress of development and redevelopment projects in process.
During the three months ended September 30, 2018, we recognized $855,000 of impairment losses on one operating property and one land parcel that sold.
Our equity in income of investments in real estate partnerships decreased as follows:

		Three months ended September 30,
(in thousands)	Regency's Ownership	2018	2017	Change
GRI - Regency, LLC (GRIR)	40.00%	$7,733	6,917	816
New York Common Retirement Fund (NYC)	30.00%	207	183	24
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	360	284	76
Columbia Regency Partners II, LLC (Columbia II)	20.00%	449	332	117
Cameron Village, LLC (Cameron)	30.00%	218	174	44
RegCal, LLC (RegCal)	25.00%	327	331	(4)
US Regency Retail I, LLC (USAA)	20.01%	233	3,599	(3,366)
Other investments in real estate partnerships	49.90% - 50.00%	497	401	96
Total equity in income of investments in real estate partnerships		$10,024	12,221	(2,197)
The $2.2 million decrease in our equity in income of investments in real estate partnerships is largely attributed to the following changes:

•	$816,000 increase at GRIR from greater rental income primarily due to rent growth and rent commencements at several shopping centers held in this partnership; offset by

•	$3.4 million decrease at USAA due to a $3.3 million gain recognized during 2017 on the sale of an operating property within the partnership.
The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended September 30,
(in thousands)	2018	2017	Change
Income from operations	$67,306	63,451	3,855
Gain on sale of real estate, net of tax	3,228	131	3,097
Income attributable to noncontrolling interests	(812)	(769)	(43)
Preferred stock dividends and issuance costs	—	(3,147)	3,147
Net income attributable to common stockholders	$69,722	59,666	10,056
Net income attributable to exchangeable operating partnership units	147	132	15
Net income attributable to common unit holders	$69,869	59,798	10,071
During the three months ended September 30, 2018, we sold three operating properties and three land parcels for gains totaling $3.2 million, while we did not have any operating property or land parcel sales during the three months ended September 30, 2017.
Preferred stock dividends decreased $3.1 million due to the redemption of our Series 7 preferred stock in August 2017.

Comparison of the nine months ended September 30, 2018 and 2017:
Results from operations for the nine months ended September 30, 2018, reflect the results of our merger with Equity One on March 1, 2017, and therefore excludes the results of operations for Equity One for the non-ownership period of 2017 prior to March 1, 2017.
Our revenues increased as summarized in the following table:

	Nine months ended September 30,
(in thousands)	2018	2017	Change
Minimum rent	$614,224	532,625	81,599
Percentage rent	6,292	5,509	783
Recoveries from tenants	178,865	149,811	29,054
Other income	16,035	12,278	3,757
Management, transaction, and other fees	20,999	19,353	1,646
Total revenues	$836,415	719,576	116,839
Minimum rent increased as follows:

•	$9.6 million increase from rent commencing at development properties;

•	$9.5 million increase from new acquisitions of operating properties; and

•	$70.6 million increase from same properties, including:

◦	$64.4 million increase in base rent, including $52.5 million from properties acquired through the Equity One merger, as follows:

▪	$13.4 million from redevelopments, including $9.2 million from Equity One; and

▪	$51.0 million, including $43.3 million from properties acquired through the Equity One merger, from rental rate growth on new and renewal leases, rent steps in existing leases, and rent commencements;

◦	$6.2 million increase in other above/below market lease intangibles;

•	reduced by $8.1 million from the sale of operating properties.
Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$2.7 million increase from rent commencing at development properties;

•	$1.9 million increase from new acquisitions of operating properties; and

•	$26.4 million increase from same properties, including $20.6 million from properties acquired through the Equity One merger, driven by increases in recoverable costs;

•	reduced by $2.0 million from the sale of operating properties.
Other income, which consists of incidental income earned at our centers, increased $3.8 million from same properties, including $2.2 million from properties acquired through the Equity One merger, primarily from termination, assignment and settlement fees.
Management, transaction, and other fees increased $1.6 million primarily due to an increase in development fees from two active developments within unconsolidated partnerships, along with an increase in leasing fees earned from unconsolidated partnerships.

Changes in our operating expenses are summarized in the following table:

	Nine months ended September 30,
(in thousands)	2018	2017	Change
Depreciation and amortization	$266,812	243,757	23,055
Operating and maintenance	124,924	103,888	21,036
General and administrative	51,947	49,618	2,329
Real estate taxes	97,096	79,636	17,460
Other operating expenses	6,476	81,621	(75,145)
Total operating expenses	$547,255	558,520	(11,265)
Depreciation and amortization costs increased as follows:

•	$4.3 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$4.3 million net increase from acquisitions of operating properties and corporate assets; and

•	$16.4 million increase from same properties, including $14.4 million from properties acquired through the Equity One merger;

•	reduced by $1.9 million from the sale of operating properties.
Operating and maintenance costs increased as follows:

•	$4.4 million increase from operations commencing at development properties;

•	$756,000 increase from acquisitions of operating properties; and

•	$17.3 million increase from same properties, including $15.1 million from properties acquired through the Equity One merger;

•	reduced by $1.4 million from the sale of operating properties.
General and administrative increased, on a net basis, as follows:

•	$1.8 million increase primarily from lower development overhead capitalization based on the timing and size of current development projects; and

•	$2.5 million increase due to decreased leasing overheard capitalization due to the different mix of leasing transactions; offset by

•	$1.4 million decrease in the value of participant obligations within the deferred compensation plan;

•	$634,000 decrease in compensation and non-compensation costs.
Real estate taxes increased as follows:

•	$2.1 million increase from development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$1.4 million increase from acquisitions of operating properties; and

•	$14.9 million increase at same properties, including $10.8 million from properties acquired through the Equity One merger, from increased tax assessments; offset by

•	$888,000 decrease from the sale of operating properties.
Other operating expenses decreased $75.1 million primarily attributable to transaction costs related to the Equity One merger in 2017.

The following table presents the components of other expense (income):

	Nine months ended September 30,
(in thousands)	2018	2017	Change
Interest expense, net
Interest on notes payable	$97,689	87,492	10,197
Interest on unsecured credit facilities	14,314	10,718	3,596
Capitalized interest	(5,820)	(5,778)	(42)
Hedge expense	6,306	6,305	1
Interest income	(1,012)	(1,452)	440
Interest expense, net	$111,477	97,285	14,192
Provision for impairment, net of tax	29,443	—	29,443
Early extinguishment of debt	11,172	12,404	(1,232)
Net investment income	(1,524)	(2,955)	1,431
Total other expense (income)	$150,568	106,734	43,834
The $14.2 million net increase in total interest expense is primarily due to:

•	$10.2 million net increase in interest on notes payable is primarily due to:

◦	$7.6 million increase from issuances of $950 million of new unsecured debt during 2017;

◦	$7.0 million increase from issuance of $300 million of new unsecured debt in March 2018; and

◦	$3.2 million of additional interest on notes payable assumed with the Equity One merger; offset by

◦	$4.5 million decrease from redemption of $150 million unsecured debt in April 2018; and

◦	$3.1 million decrease in mortgage interest expense due mortgage payoffs during 2018 and 2017.

•	further increased by $3.6 million in interest on unsecured credit facilities related to higher average balances and interest rates.
During the nine months ended September 30, 2018, we recognized $29.4 million of impairment losses, including $9.2 million of goodwill impairment, on five operating properties and two land parcels, each of which have been sold.
During the nine months ended September 30, 2018, we early redeemed the $150 million 6% senior unsecured notes resulting in $11.0 million of debt extinguishment costs. During the nine months ended September 30, 2017, we repaid nine mortgages with a portion of the proceeds from an unsecured public debt offering, and recognized $12.4 million of debt extinguishment costs.
Net investment income decreased $1.4 million driven by valuation changes in the stock market.

Our equity in income of investments in real estate partnerships decreased as follows:

		Nine months ended September 30,
(in thousands)	Ownership	2018	2017	Change
GRI - Regency, LLC (GRIR)	40.00%	$22,471	20,791	1,680
New York Common Retirement Fund (NYC)	30.00%	213	417	(204)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	944	3,344	(2,400)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	1,298	1,072	226
Cameron Village, LLC (Cameron)	30.00%	703	636	67
RegCal, LLC (RegCal)	25.00%	1,155	1,010	145
US Regency Retail I, LLC (USAA)	20.01%	688	4,251	(3,563)
Other investments in real estate partnerships	49.90%	2,076	2,283	(207)
Total equity in income of investments in real estate partnerships		$29,548	33,804	(4,256)
The $4.3 million decrease in our equity in income of investments in real estate partnerships is largely attributed to the following changes:

•	$1.7 million increase at GRIR from greater rental income from rent growth and rent commencements at several shopping centers held in this partnership; offset by

•	$2.4 million decrease at Columbia I due to a $2.4 million gain on the sale of an operating property within the partnership during 2017; and

•	$3.6 million decrease at USAA due to a $3.3 million gain recognized during 2017 on the sale of an operating property within the partnership.
The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

	Nine months ended September 30,
(in thousands)	2018	2017	Change
Income from operations	$168,140	88,126	80,014
Gain on sale of real estate, net of tax	4,448	4,913	(465)
Income attributable to noncontrolling interests	(2,366)	(2,101)	(265)
Preferred stock dividends and issuance costs	—	(16,128)	16,128
Net income attributable to common stockholders	$170,222	74,810	95,412
Net income attributable to exchangeable operating partnership units	358	217	141
Net income attributable to common unit holders	$170,580	75,027	95,553
During the nine months ended September 30, 2018, we sold four operating properties and four land parcels resulting in gains of $4.4 million, compared to gains of $4.9 million from the sale of one operating property and seven land parcels during the same period in 2017.
Preferred stock dividends decreased $16.1 million due to the redemption of our Series 6 and Series 7 preferred stock in February and August of 2017, respectively.

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
Pro-Rata Same Property NOI:
For purposes of evaluating same property NOI on a comparative basis, and in light of the merger with Equity One on March 1, 2017, we are presenting our same property NOI on a pro forma basis for the nine months ended September 30, 2017 as if the merger had occurred January 1, 2017. This perspective allows us to evaluate same property NOI growth over a comparable period. The pro forma same property NOI as adjusted is not necessarily indicative of what the actual same property NOI and growth would have been if the merger had occurred on January 1, 2017, nor does it purport to represent the same property NOI and growth for future periods.
Our pro-rata same property NOI as adjusted, excluding termination fees, changed from the following major components:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2018	2017	Change	2018	2017 (1)	Change
Base rent	$208,247	200,866	7,381	$620,762	598,763	21,999
Percentage rent	1,353	1,274	79	7,243	7,799	(556)
Recoveries from tenants	65,785	60,184	5,601	196,175	182,323	13,852
Other income	5,645	5,039	606	15,838	12,770	3,068
Operating expenses	81,108	73,650	7,458	239,803	223,126	16,677
Pro-rata same property NOI, as adjusted	$199,922	193,713	6,209	$600,215	578,529	21,686
Less: Termination fees	882	264	618	672	768	(96)
Pro-rata same property NOI, as adjusted, excluding termination fees	$199,040	193,449	5,591	$599,543	577,761	21,782
Pro-rata same property NOI growth, as adjusted, excluding termination fees			2.9%			3.8%

(1) Adjusted for Equity One operating results prior to the merger for these periods. For additional information and details about the Equity One operating results included herein, refer to the Same Property NOI Reconciliation at the end of the Supplemental Earnings section.

Base rent increased $7.4 million and $22.0 million during the three and nine months ended September 30, 2018, driven by increases in rental rate growth on new and renewal leases, contractual rent steps from leases, and rent commencements.
Recoveries from tenants increased $5.6 million and $13.9 million during the three and nine months ended September 30, 2018, as a result of increases in recoverable costs, as noted below.
Other income increased $0.6 million and $3.1 million during the three and nine months ended September 30, 2018, due to the timing of termination, assignment and settlement fee income.
Operating expenses increased $7.5 million and $16.7 million during the three and nine months ended September 30, 2018, primarily due to higher real estate tax assessments.

Same Property Rollforward:
Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	Three months ended September 30,
	2018		2017
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	406	41,758	400	41,076
Disposed properties	(3)	(499)	(1)	(24)
SF adjustments (1)	—	(41)	—	21
Ending same property count	403	41,218	399	41,073

	Nine months ended September 30,
	2018		2017
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	395	40,601	289	26,392
Acquired properties owned for entirety of comparable periods	7	917	1	180
Developments that reached completion by beginning of earliest comparable period presented	8	512	2	331
Disposed properties	(7)	(804)	(3)	(82)
SF adjustments (1)	—	(8)	—	71
Properties acquired through Equity One merger	—	—	110	14,181
Ending same property count	403	41,218	399	41,073

(1) SF adjustments arise from remeasurements or redevelopments.
NAREIT FFO:
Our reconciliation of net income attributable to common stock and unit holders to NAREIT FFO is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share information)	2018	2017	2018	2017
Reconciliation of Net income to NAREIT FFO
Net income attributable to common stockholders	$69,722	59,666	$170,222	74,810
Adjustments to reconcile to NAREIT FFO:(1)
Depreciation and amortization (excluding FF&E)	96,795	99,284	290,182	266,873
Provision for impairment to operating properties	407	—	28,901	—
Gain on sale of operating properties, net of tax	(3,610)	(3,349)	(3,958)	(8,415)
Exchangeable operating partnership units	147	132	358	217
NAREIT FFO attributable to common stock and unit holders	$163,461	155,733	$485,705	333,485

(1) Includes Regency's pro-rate share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interest.

Same Property NOI Reconciliation:
Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows:

	Three months ended September 30,
	2018			2017
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Net income attributable to common stockholders	$105,470	(35,748)	69,722	$140,194	(80,528)	59,666
Less:
Management, transaction, and other fees	—	6,954	6,954	—	6,047	6,047
Gain on sale of real estate, net of tax	—	3,228	3,228	—	131	131
Other (2)	9,867	3,149	13,016	5,025	8,248	13,273
Plus:
Depreciation and amortization	84,344	4,839	89,183	39,515	51,959	91,474
General and administrative	—	17,564	17,564	(104)	15,303	15,199
Other operating expense, excluding provision for doubtful accounts	237	672	909	247	1,883	2,130
Other expense (income)	5,949	30,601	36,550	7,321	26,387	33,708
Equity in income (loss) of investments in real estate excluded from NOI (3)	13,789	534	14,323	11,565	244	11,809
Net income attributable to noncontrolling interests	—	812	812	—	769	769
Preferred stock dividends and issuance costs	—	—	—	—	3,147	3,147
Pro-rata NOI, as adjusted	$199,922	5,943	205,865	$193,713	4,738	198,451

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

	Nine months ended September 30,
	2018			2017
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Net income attributable to common stockholders	$322,738	(152,516)	170,222	$253,544	(178,734)	74,810
Less:
Management, transaction, and other fees	—	20,999	20,999	—	19,353	19,353
Gain on sale of real estate, net of tax	—	4,448	4,448	—	4,913	4,913
Other (2)	35,791	9,031	44,822	29,758	6,776	36,534
Plus:
Depreciation and amortization	248,574	18,238	266,812	236,570	7,187	243,757
General and administrative	—	51,947	51,947	(313)	49,931	49,618
Other operating expense, excluding provision for doubtful accounts	532	2,293	2,825	807	77,967	78,774
Other expense (income)	20,773	129,795	150,568	37,205	69,529	106,734
Equity in income (loss) of investments in real estate excluded from NOI (3)	43,389	1,694	45,083	37,463	1,056	38,519
Net income attributable to noncontrolling interests	—	2,366	2,366	—	2,101	2,101
Preferred stock dividends and issuance costs	—	—	—	—	16,128	16,128
NOI from Equity One prior to merger (4)	—	—	—	43,011	—	43,011
Pro-rata NOI, as adjusted	$600,215	19,339	619,554	$578,529	14,123	592,652

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

The following is Same Property NOI detail for the non-ownership period of Equity One:

(in thousands)	Two Months Ended February 2017
Base rent	$44,644
Percentage rent	1,265
Recoveries from tenants	13,970
Other income	612
Operating expenses	17,480
Pro-rata same property NOI, as adjusted	$43,011
Less: Termination fees	30
Pro-rata same property NOI, as adjusted, excluding termination fees	$42,981

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
In addition to our $40.4 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	September 30, 2018
ATM equity program
Original offering amount	$500,000
Available capacity	$500,000

Line of Credit
Total commitment amount	$1,250,000
Available capacity (1)	$1,095,600
Maturity (2)	March 23, 2022

(1) Net of letters of credit.
(2) The Company has the option to extend the maturity for two additional six-month periods.
We operate our business such that we expect net cash provided by operating activities will provide the necessary funds to pay our distributions to our common and preferred share and unit holders, which were $282.9 million and $238.3 million for the nine months ended September 30, 2018 and 2017, respectively. In March 2018, we expanded our line of credit to $1.25 billion with a maturity date of May 23, 2022. We currently do not have any preferred shares issued and outstanding. Our dividend distribution policy is set by our Board of Directors, who monitors our financial position. Our Board of Directors recently declared our common stock dividend of $0.555 per share, payable on November 28, 2018. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.
During the next twelve months, we estimate that we will require approximately $163.6 million of cash, including $123.5 million to complete in-process developments and redevelopments, $13.2 million to repay maturing debt, and $26.9 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of maturing debt. If we start new developments, redevelop additional shopping centers, commit to new acquisitions, prepay debt prior to maturity, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease. To meet our cash requirements, we will utilize cash generated from operations, proceeds from the sale of real estate, available borrowings from our Line, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new long-term debt. In addition, we have a contractual commitment to purchase, through November 2019, up to a 100% ownership interest in an operating shopping center valued at $205.0 million, at the option of the seller. We are currently expecting the seller to require us to purchase a 30% ownership interest in the property by November 2019 for approximately $61.5 million.
We endeavor to maintain a high percentage of unencumbered assets. At September 30, 2018, 87.8% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our annualized Fixed charge coverage ratio, including our pro-rata share of our partnerships, was 4.1 times for the periods ended September 30, 2018 and December 31, 2017, respectively.

Our Line, Term Loans, and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. We are in compliance with these covenants at September 30, 2018 and expect to remain in compliance.
On October 25, 2018, the Company's Board approved the transfer of the Company's common stock from listing on the New York Stock Exchange ("NYSE") to The NASDAQ Global Select Market ("NASDAQ"). The Company expects the last day of trading on the NYSE to be November 12, 2018. The Company's common stock has been approved for listing on NASDAQ, is expected to commence trading on November 13, 2018, and will continue to trade under the stock symbol "REG".
Summary of Cash Flow Activity
The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Nine months ended September 30,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$464,755	345,426	119,329
Net cash used in investing activities	(147,181)	(857,743)	710,562
Net cash (used in) provided by financing activities	(322,469)	525,079	(847,548)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(4,895)	12,762	(17,657)
Total cash and cash equivalents and restricted cash	$44,486	30,641	13,845
Net cash provided by operating activities:
Net cash provided by operating activities increased $119.3 million due to:

•	$121.8 million increase in cash from operating income including the additional cash flow from properties acquired through the Equity One merger in March 2017, net of merger costs;

•	$451,000 decrease in operating cash flow distributions from our unconsolidated real estate partnerships; and,

•	$2.0 million net decrease in cash due to timing of cash receipts and payments related to operating activities.
Net cash used in investing activities:
Net cash used in investing activities decreased by $710.6 million as follows:

	Nine months ended September 30,
(in thousands)	2018	2017	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(85,766)	(2,109)	(83,657)
Advance deposits paid on acquisition of operating real estate	(150)	(350)	200
Acquisition of Equity One, net of cash and restricted cash acquired of $74,507	—	(646,790)	646,790
Real estate development and capital improvements	(174,145)	(240,827)	66,682
Proceeds from sale of real estate investments	151,142	13,323	137,819
Proceeds from (issuance of) notes receivable	15,648	(3,460)	19,108
Investments in real estate partnerships	(58,372)	(12,296)	(46,076)
Distributions received from investments in real estate partnerships	5,488	36,603	(31,115)
Dividends on investment securities	281	200	81
Acquisition of investment securities	(16,946)	(14,011)	(2,935)
Proceeds from sale of investment securities	15,639	11,974	3,665
Net cash used in investing activities	$(147,181)	(857,743)	710,562
Significant changes in investing activities include:

•
We acquired two operating properties for $85.8 million during 2018 and, other than those included in the merger, we acquired two real estate parcels at existing operating properties for $2.1 million during the same period in 2017.

•
We issued 65.5 million shares of common stock to the shareholders of Equity One valued at $4.5 billion in a stock for stock exchange and merged Equity One into the Company on March 1, 2017. As part of the merger, we paid $646.8 million, net of cash and restricted cash acquired, to repay Equity One credit facilities not assumed with the merger.

•	We invested $66.7 million less in 2018 than the same period in 2017 on real estate development, redevelopment, and capital improvements, as further detailed in a table below.

•
We sold seven operating properties and six land parcels in 2018 and received proceeds of $151.1 million, compared to one operating property and seven land parcels in 2017 for proceeds of $13.3 million.

•	We received $15.6 million upon the collection of two notes in 2018, compared to the issuance of $3.5 million in 2017.

•	We invested $58.4 million in our real estate partnerships during 2018, including

◦	$39.3 million to fund our share of acquiring four operating properties,

◦	$1.5 million to acquire an interest in one land parcel for development,

◦	$15.4 million to fund our share of development and redevelopment activities, and

◦	$2.2 million to fund our share of maturing debt.
During the same period in 2017, we invested $12.3 million in our real estate partnerships to fund our share of maturing mortgage debt and redevelopment activity.

•
Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $5.5 million received in 2018 is driven by the sale of one land parcel and our share of financing proceeds from encumbering one operating property. During the same period in 2017, we received $36.6 million from the sale of two operating properties and one land parcel plus our share of financing proceeds from encumbering certain operating properties within the partnerships.

•	Acquisition of securities and proceeds from sale of securities pertain to investments held in our captive insurance company and our deferred compensation plan.
We plan to continue developing and redeveloping shopping centers for long-term investment. During 2018, we deployed capital of $174.1 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Nine months ended September 30,
(in thousands)	2018	2017	Change
Capital expenditures:
Land acquisitions for development / redevelopment	$—	20,834	(20,834)
Building and tenant improvements	50,052	31,130	18,922
Redevelopment costs	39,129	103,395	(64,266)
Development costs	71,617	66,595	5,022
Capitalized interest	5,338	5,778	(440)
Capitalized direct compensation	8,009	13,095	(5,086)
Real estate development and capital improvements	$174,145	240,827	(66,682)

•	During 2018 we acquired no land parcels for new development projects as compared to three land parcels acquired during 2017.

•	Building and tenant improvements increased $18.9 million in 2018, primarily related to the overall increase in the size of our portfolio from the merger with Equity One in March 2017.

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

•
Development expenditures are higher in 2018 due to the progress towards completion of our development projects currently in process. At September 30, 2018 and December 31, 2017, we had six and eight consolidated development projects that were either under construction or in lease up. See the tables below for more details about our development projects.

•
Interest is capitalized on our development and redevelopment projects and is based on cumulative actual costs expended. We cease interest capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after the anchor opens for business.

•
We have a staff of employees who directly support our development program, which includes redevelopment of our existing properties. We currently expect that our development activity will approximate our recent historical averages, although the amount of activity by type will vary and likely shift towards more redevelopment in the near future. Internal compensation costs directly attributable to these activities are capitalized as part of each project. Changes in the level of future development activity could adversely impact results of operations by reducing the amount of internal costs for development projects that may be capitalized. A 10% reduction in development activity without a corresponding reduction in development related compensation costs could result in an additional charge to net income of $1.5 million per year.

The following table summarizes our in-process consolidated development projects:

(in thousands, except cost PSF)				September 30, 2018
Property Name	Market	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
The Market at Springwoods Village (2)	Houston , TX	Q1-16	Nov-17	$25,373	95%	167	$152
The Village at Riverstone	Houston, TX	Q4-16	Sept-18	30,658	80%	167	184
The Field at Commonwealth	Metro DC	Q1-17	June-18	43,744	90%	167	262
Pinecrest Place (3)	Miami, FL	Q1-17	Jan-18	16,429	81%	67	245
Mellody Farm	Chicago, IL	Q2-17	Sept-18	102,932	73%	268	384
Indigo Square	Charleston, SC	Q4-17	March-19	16,606	65%	51	326
Total				$235,742	78%	887	$266

(1) Includes leasing costs and is net of tenant reimbursements.
(2) Estimated Net Development Costs are reported at full project cost. Our ownership interest in this consolidated property is 53%. Anchor rent commencement date was May 2017.
(3) Estimated Net Development Costs for Pinecrest Place excludes the cost of land, which the Company has leased long term.
The following table summarizes our pro-rata share of in-process unconsolidated development projects:

(in thousands, except cost PSF)				September 30, 2018
Property Name	Market	Start Date	Estimated /Actual Anchor Opening	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Midtown East	Raleigh, NC	Q4-17	Sept-19	$22,298	53%	87	$256
Ballard Blocks II	Seattle, WA	Q1-18	Sept-19	32,170	31%	57	564
Total				$54,468	40%	144	$378

(1) Includes leasing costs and is net of tenant reimbursements.

The following table summarizes our completed consolidated development projects:

(in thousands, except cost PSF)			September 30, 2018
Property Name	Location	Completion Date	Net Development Costs (1)	GLA	Cost per square foot GLA (1)
Northgate Marketplace Ph II	Medford, OR	Q2-18	$40,791	177	$230
Chimney Rock Crossing	New York, NY	Q2-18	70,105	218	322
Total			$110,896	395	$281
(1) Includes leasing costs and is net of tenant reimbursements.
Net cash (used in) provided by financing activities:
Net cash flows generated from financing activities decreased by $847.5 million during 2018, as follows:

	Nine months ended September 30,
(in thousands)	2018	2017	Change
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	$(6,772)	(19,251)	12,479
Common shares repurchased through share repurchase program	(124,989)	—	(124,989)
Preferred stock redemption	—	(325,000)	325,000
Distributions to limited partners in consolidated partnerships, net	(3,457)	(7,031)	3,574
Dividend payments	(282,858)	(238,275)	(44,583)
Unsecured credit facilities	85,000	300,000	(215,000)
Proceeds from debt issuance	301,251	1,080,114	(778,863)
Debt repayment	(281,295)	(252,710)	(28,585)
Payment of loan costs	(9,448)	(12,868)	3,420
Proceeds from sale of treasury stock	99	100	(1)
Net cash (used in) provided by financing activities	$(322,469)	525,079	(847,548)
Significant financing activities during the nine months ended September 30, 2018 and 2017 include the following:

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

•
We paid $44.6 million more in dividends as a result of the additional common shares outstanding, as common shares were issued as merger consideration during 2017, combined with an increase in our dividend rate from $1.57 per share, during the nine months ended September 30, 2017, to $1.665 per share, during the nine months ended September 30, 2018.

•	We had the following debt related activity during 2018:

▪	We borrowed, net of payments, an additional $85.0 million on our Line.

▪
We received proceeds of $299.5 million upon issuance, in March, of $300.0 million of senior unsecured public notes and drew $1.7 million on a construction loan to fund an in-process development project.

▪
We paid $160.5 million, including a make-whole premium, to early redeem our senior unsecured public notes originally due June 2020 and $120.8 million to pay scheduled principal mortgage payments and mortgages maturities.

▪	We paid $9.4 million of loan costs in connection with our public note offering above and expanding our Line commitment.

•	We had the following debt related activity during 2017:

▪	We received proceeds of $300.0 million upon closing a new term loan.

▪	We received proceeds of $1.1 billion from debt issuances including

*	$953.1 million, including debt premiums, from our $950.0 million senior unsecured public note issuances in January and June,

*	$122.5 million from mortgage loans, and

*	$4.5 million in construction loan proceeds.

▪	We paid $252.7 million to repay or refinance mortgage loans and pay scheduled principal payments.

▪	We paid $12.9 million of loan costs in connection with the new debt issued above, including expanding our Line commitment.

Investments in Real Estate Partnerships
The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Number of Co-investment Partnerships	15	13
Regency’s Ownership	20%-50%	20%-50%
Number of Properties	120	115
Assets	$3,062,855	2,885,720	$1,066,725	1,002,767
Liabilities	1,677,944	1,627,693	572,826	557,699
Equity	1,384,911	1,258,027	493,899	445,068
Negative investment in US Regency Retail I, LLC			3,464	11,290
Basis difference			40,191	40,351
Restricted Gain Method deferral (2)			—	(30,902)
Impairment of investment in real estate partnerships			(1,300)	(1,300)
Net book equity in excess of purchase price			(78,203)	(78,203)
Investments in real estate partnerships			$458,051	386,304

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

(2)  Upon adoption of ASU 2017-05 (ASC Subtopic 610-20) on January 1, 2018, the Company recognized $30.9 million of previously deferred gains through opening retained earnings, as discussed in Note 1 to the unaudited Consolidated Financial Statements.

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	September 30, 2018	December 31, 2017
GRI - Regency, LLC (GRIR)	40.00%	$199,644	198,521
New York Common Retirement Fund (NYC)	30.00%	54,679	53,277
Columbia Regency Retail Partners, LLC (Columbia I) (1)	20.00%	13,420	7,057
Columbia Regency Partners II, LLC (Columbia II) (1)	20.00%	37,097	13,720
Cameron Village, LLC (Cameron)	30.00%	11,317	11,784
RegCal, LLC (RegCal)	25.00%	31,296	27,829
Other investments in real estate partnerships	49.90% - 50.00%	110,598	74,116
Total Investment in real estate partnerships		$458,051	386,304
US Regency Retail I, LLC (USAA) (2)	20.01%	(3,464)	(11,290)
Net Investment in real estate partnerships		$454,587	375,014
(1) Upon adoption of ASU 2017-05 (ASC Subtopic 610-20) on January 1, 2018, the Company recognized $30.9 million of previously deferred gains with these partnerships through opening retained earnings and our investment in the partnerships, as discussed in Note 1 to the unaudited Consolidated Financial Statements.

(2) The USAA partnership has distributed proceeds from debt financing and real estate sales in excess of Regency's carrying value of its investment, resulting in a negative investment balance, which is classified within Accounts payable and other liabilities in the Consolidated Balance Sheets.

Notes Payable - Investments in Real Estate Partnerships
Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	September 30, 2018
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2018	$5,164	30,022	—	35,186	13,877
2019	20,062	65,939	—	86,001	22,294
2020	17,043	235,002	—	252,045	92,613
2021	11,048	269,942	32,835	313,825	107,015
2022	7,811	195,702	—	203,513	73,417
Beyond 5 Years	6,793	654,795	—	661,588	220,127
Net unamortized loan costs, debt premium / (discount)	—	(8,888)	—	(8,888)	(2,797)
Total	$67,921	1,442,514	32,835	1,543,270	526,546
At September 30, 2018, our investments in real estate partnerships had notes payable of $1.5 billion maturing through 2034, of which 97.1% had a weighted average fixed interest rate of 4.6%. The remaining notes payable float over LIBOR and had a weighted average variable interest rate of 3.8%. These fixed and variable rate notes payable are all non-recourse, and our pro-rata share was $526.5 million as of September 30, 2018. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions.
We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income
In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Asset management, property management, leasing, and investment and financing services	$6,744	5,884	$20,465	18,735

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
As of September 30, 2018 we and our Investments in real estate partnerships had accrued liabilities of $9.1 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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
There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2018 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2018 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the quarter ended September 30, 2018.
The following table represents information with respect to purchases by the Parent Company of its common stock by month during the three months ended September 30, 2018.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 through July 31, 2018	—	$—	—	$125,009,963
August 1 through August 31, 2018	261	$65.06	—	$125,009,963
September 1 through September 30, 2018	—	$—	—	$125,009,963

(1) Includes 261 shares repurchased at an average price of $65.06 to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.

(2) On February 7, 2018, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is scheduled to expire on February 6, 2020. Through September 30, 2018, the Company has repurchased 2,145,209 shares for $125.0 million.

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

November 5, 2018	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

November 5, 2018	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)