Form 10-K
period 2018-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2019-02-21
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number 1-12298 (Regency Centers Corporation)
Commission File Number 0-24763 (Regency Centers, L.P.)

REGENCY CENTERS CORPORATION
REGENCY CENTERS, L.P.
(Exact name of registrant as specified in its charter)

FLORIDA (REGENCY CENTERS CORPORATION)	59-3191743
DELAWARE (REGENCY CENTERS, L.P.)	59-3429602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Independent Drive, Suite 114 Jacksonville, Florida 32202	(904) 598-7000
(Address of principal executive offices) (zip code)	(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Regency Centers Corporation

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The Nasdaq Stock Market LLC
Regency Centers, L.P.

Title of each class	Name of each exchange on which registered
None	N/A
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Regency Centers Corporation    ☐    Regency Centers, L.P    ☐
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
Regency Centers Corporation    $10.4 billion    Regency Centers, L.P.    N/A
The number of shares outstanding of the Regency Centers Corporation’s common stock was 167,506,148 as of February 13, 2019.
Documents Incorporated by Reference
Portions of Regency Centers Corporation's proxy statement in connection with its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”, "Regency Centers" or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of December 31, 2018, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
The Company believes it is important to understand the key differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. Except for $500 million of unsecured public and private placement debt, the Parent Company does not hold any indebtedness, but guarantees all of the unsecured debt of the Operating Partnership. The Operating Partnership is also the co-issuer and guarantees the $500 million of unsecured public and private placement debt of the Parent Company. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
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
PART I
Item 1. Business
Regency Centers began its operations as a publicly-traded REIT in 1993, and, as of December 31, 2018, had full or partial ownership interests in 425 properties primarily anchored by market leading grocery stores. Our properties are principally located in affluent and infill trade areas of the United States, and contain 53.6 million square feet ("SF") of gross leasable area ("GLA"). Our ownership share of this GLA is 43.4 million square feet, including our share of the partially owned properties. All of our operating, investing, and financing activities are performed through the Operating Partnership, our wholly-owned subsidiaries, and through our co-investment partnerships.
On March 1, 2017, Regency completed its merger with Equity One Inc. ("Equity One"), whereby Equity One merged with and into Regency, with Regency continuing as the surviving public company. As part of the merger, Regency acquired 121 properties representing 16.0 million SF of GLA, including 8 properties held through co-investment partnerships.
Our mission is to be the preeminent national owner, operator, and developer of shopping centers connecting outstanding retailers and service providers with surrounding neighborhoods and communities. Our goals are to:

•
Own and manage a portfolio of high-quality neighborhood and community shopping centers anchored by market leading grocers and located in affluent suburban and near urban trade areas in the country’s most desirable metro areas. We expect that this combination will produce highly desirable and attractive centers with best-in-class retailers. These centers should command higher rental and occupancy rates resulting in excellent prospects to grow net operating income ("NOI");

•	Maintain an industry leading and disciplined development and redevelopment platform to deliver exceptional retail centers at higher returns as compared to acquisitions;

•	Support our business activities with a strong balance sheet; and

•	Engage a talented, dedicated team of employees, who are guided by Regency’s strong values and special culture, which are aligned with shareholder interests.
Key strategies to achieve our goals are to:

•	Increase earnings per share and dividends and generate total shareholder returns at or near the top of our shopping center peers.

•	Sustain same property NOI growth at or near the top of our shopping center peers;

•	Develop and redevelop high quality shopping centers at attractive returns on investment;

•	Maintain a conservative balance sheet providing financial flexibility to cost effectively fund investment opportunities and debt maturities on a favorable basis, and to weather economic downturns; and

•	Attract and motivate an exceptional team of employees who operate efficiently and are recognized as industry leaders.

Corporate Responsibility
Regency’s vision is to be the preeminent national owner, operator and developer of shopping centers, connecting outstanding retailers and service providers with its neighborhoods and communities while practicing best-in-class corporate responsibility. Our corporate responsibility report highlights our commitment to stakeholders and the critical role Regency's core values have on how we practice corporate responsibility. We are committed to transparent reporting on sustainability and corporate responsibility efforts in accordance with the guidelines of the Global Reporting Initiative. A copy of our corporate responsibility report is available on our website, www.regencycenters.com.
Sustainability
We believe sustainability is in the best interest of our tenants, investors, employees, and the communities in which we operate and are committed to reducing our environmental impact, including energy and water use, greenhouse gas emissions, and waste. We believe this commitment is not only the right thing to do, but also supports the Company in achieving key strategic objectives in operations and development. We are committed to transparency with regard to our sustainability performance, risks and opportunities, and will continue to enhance disclosure using industry accepted reporting frameworks. More information about our sustainability strategy, goals, performance, and formal disclosures are available on our website at www.regencycenters.com.
Competition
We are among the largest owners of shopping centers in the nation based on revenues, number of properties, GLA, and market capitalization. There are numerous companies and individuals engaged in the ownership, development, acquisition, and operation of shopping centers that compete with us in our targeted markets, including grocery store chains that also anchor some of our shopping centers. This results in competition for attracting tenants, as well as the acquisition of existing shopping centers and new development sites. We believe that our competitive advantages are driven by:

•	our locations within our market areas;

•	the design and high quality of our shopping centers;

•	the strong demographics surrounding our shopping centers;

•	our relationships with our anchor tenants and our side-shop and out-parcel retailers;

•	our practice of maintaining and renovating our shopping centers; and

•	our ability to source and develop new shopping centers.
Employees
Our corporate headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida. We presently maintain 22 market offices nationwide, including our corporate headquarters, where we conduct management, leasing, construction, and investment activities. We have 446 employees throughout the United States and we believe that our relations with our employees are good.
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

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	66	Chairman and Chief Executive Officer	1993
Lisa Palmer	51	President and Chief Financial Officer	2016 (1)
Dan M. Chandler, III	51	Executive Vice President of Investments	2016 (2)
James D. Thompson	63	Executive Vice President of Operations	2016 (3)
(1) Ms. Palmer assumed the responsibilities of President, effective January 1, 2016 in addition to her responsibilities as Chief Financial Officer, which position she has held since January 2013. Prior to that, Ms. Palmer served as Senior Vice President of Capital Markets since 2003 and has been with the Company since 1996.

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

Company Website Access and SEC Filings
Our website may be accessed at www.regencycenters.com. All of our filings with the Securities and Exchange Commission ("SEC") can be accessed free of charge through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC's website at www.sec.gov. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
General Information
Our registrar and stock transfer agent is Broadridge Corporate Issuer Solutions, Inc. ("Broadridge"), Philadelphia, PA. We offer a dividend reinvestment plan ("DRIP") that enables our shareholders to reinvest dividends automatically, as well as to make voluntary cash payments toward the purchase of additional shares. For more information, contact Broadridge toll free at (855) 449-0975 or our Shareholder Relations Department at (904) 598-7000.
On October 25, 2018, the Company's Board approved the transfer of the Company's common stock from listing on The New York Stock Exchange ("NYSE") to The NASDAQ Global Select Market ("NASDAQ"). The last day of trading on the NYSE was November 12, 2018. The Company's common stock commenced trading on NASDAQ on November 13, 2018, and continues to trade under the stock symbol "REG".
Our independent registered public accounting firm is KPMG LLP, Jacksonville, Florida. Our legal counsel is Foley & Lardner LLP, Jacksonville, Florida.
Annual Meeting of Shareholders
Our 2019 annual meeting of shareholders will be held at the Ponte Vedra Inn and Club, 200 Ponte Vedra Blvd., Ponte Vedra Beach, Florida, at 2:45 p.m. on Tuesday, May 7, 2019.

Defined Terms
In addition to the required Generally Accepted Accounting Principles ("GAAP") presentations, we use certain non-GAAP performance measures as we believe these measures improve the understanding of the Company's operational results. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.
The following terms, as defined, are commonly used by management and the investing public to understand and evaluate our operational results:

•	Same Property is a Retail Operating Property that was owned and operated for the entirety of both calendar year periods being compared. This term excludes all developments and Non-Same Properties.

•
Non-Same Property is a property acquired, sold, or a Development Completion during either calendar year period being compared. Non-retail properties and corporate activities, including the captive insurance program, are part of Non-Same Property.

•	Retail Operating Property is any retail property not termed a Property in Development. A retail property is any property where the majority of the income is generated from retail uses.

•	Property In Development includes properties in various stages of development and redevelopment including active pre-development activities.

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
We manage our entire real estate portfolio without regard to ownership structure, although certain decisions impacting properties owned through partnerships require partner approval. Therefore, we believe presenting our pro-rata share of certain operating metrics, along with other non-GAAP measures, makes comparisons of other REITs' operating results to the Company's more meaningful.
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

•
NAREIT EBITDAre is a measure of REIT performance, which the National Association of Real Estate Investment Trusts ("NAREIT") defines as net income, computed in accordance with GAAP, excluding (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) gains and losses from sales of depreciable property, (v)

operating real estate impairments, and (vi) adjustments to reflect the Company's share of unconsolidated partnerships and joint ventures.

•
Operating EBITDAre (previously Adjusted EBITDA) begins with the NAREIT EBITDAre and excludes certain non-cash components of earnings derived from above and below market rent amortization and straight-line rents.

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
Our properties are leased primarily to retail tenants from whom we derive most of our revenue in the form of minimum rent, expense recoveries and other income. Therefore, our performance and operating results are directly linked to the economic and market conditions occurring in the retail industry. We are subject to the risks that, upon expiration, leases for space in our properties are not renewed by existing tenants, vacant space is not leased to new tenants, or tenants demand new lease terms, including costs for renovations or concessions. The market for leasing retail space in our properties may be adversely affected by any of the following:

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
Retailers are increasingly impacted by e-commerce and changes in customer buying habits, including the delivery or curbside pick-up of items ordered online. Retailers are considering these e-commerce trends when making decisions regarding their bricks and mortar stores and how they will compete and innovate in a rapidly changing e-commerce environment. Many retailers in our shopping centers provide services or sell goods, which have historically been less likely to be purchased online; however, the continuing increase in e-commerce sales in all retail categories may cause retailers to adjust the size or number of retail locations in the future or close stores. Our grocer tenants are incorporating e-commerce concepts through home delivery, which could reduce foot traffic at our centers. This shift may adversely impact our occupancy and rental rates, which would impact our revenues and cash flows. Changes in shopping trends as a result of the growth in e-commerce may also impact the profitability of retailers that do not adapt to changes in market conditions. These conditions may adversely impact our results of operations and cash flows if we are unable to meet the needs of our tenants or if our tenants encounter financial difficulties as a result of changing market conditions.
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
Economic conditions in markets where our properties are concentrated can greatly influence our financial performance. During the year ended December 31, 2018, our properties in California, Florida, and Texas accounted for 28.1%,

20.1%, and 7.1%, respectively, of our NOI from Consolidated Properties plus our pro-rata share from Unconsolidated Properties ("pro-rata basis"). Our revenues and cash flow may be adversely affected by this geographic concentration if market conditions, such as supply of or demand for retail space, deteriorate more significantly in California, Florida, or Texas compared to other geographic areas.
Our success depends on the success and continued presence of our “anchor” tenants.
Anchor Tenants ("Anchor Tenants" or "Anchors" occupying 10,000 square feet or more) occupy large stores in our shopping centers, pay a significant portion of the total rent at a property and contribute to the success of other tenants by attracting shoppers to the property. We derive significant revenues from anchor tenants such as Publix, Kroger Co., Albertsons Companies, Inc., Whole Foods, and TJX Companies, who accounted for 3.2%, 3.0%, 2.8%, 2.4%, and 2.3%, respectively, of our total annualized base rent on a pro-rata basis, for the year ended December 31, 2018. Our net income and cash flow may be adversely affected by the loss of revenues and additional costs in the event a significant anchor tenant:

•	becomes bankrupt or insolvent;

•	experiences a downturn in its business;

•	materially defaults on its leases;

•	does not renew its leases as they expire;

•	renews at lower rental rates and/or requires a tenant improvement allowance; or

•	renews, but reduces its store size, which results in down-time and additional tenant improvement costs to the landlord to re-lease the vacated space.

Some anchors have the right to vacate their space and may prevent us from re-tenanting by continuing to comply and pay rent in accordance with their lease agreement. Vacated anchor space, including space owned by the anchor, can reduce rental revenues generated by the shopping center in other spaces because of the loss of the departed anchor's customer drawing power. If a significant tenant vacates a property, co-tenancy clauses in select lease contracts may allow other tenants to modify or terminate their rent or lease obligations. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their stores; they may allow a tenant to close its store prior to lease expiration if another tenant closes its store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center.
A significant percentage of our revenues are derived from smaller shop space tenants and our net income may be adversely impacted if our smaller shop tenants are not successful.
A significant percentage of our revenues are derived from smaller shop space tenants ("Shop Space Tenants" occupying less than 10,000 square feet). Shop Space Tenants may be more vulnerable to negative economic conditions as they have more limited resources than Anchor Tenants. Shop Space Tenants may be facing reduced sales as a result of an increase in competition including from e-commerce retailers. Certain Shop Space Tenants are incorporating e-commerce into their business strategies and may seek to reduce their store sizes upon lease expiration as they adjust to and implement alternative distribution channels. The types of Shop Space Tenants vary from retail shops and restaurants to service providers. If we are unable to attract the right type or mix of Shop Space Tenants into our centers, our revenues and cash flow may be adversely impacted.
At December 31, 2018, Shop Space Tenants represent approximately 35.3% of our GLA leased at average base rents of $33.75 per square foot ("PSF"). A one-percent decline in our shop space occupancy may result in a reduction to minimum rent of approximately $4.8 million.
We may be unable to collect balances due from tenants in bankruptcy.
Although minimum rent and recoveries from tenants are supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to recover our claim and to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and rejects its leases, we may experience a significant reduction in our revenues and may not be able to collect all pre-petition amounts owed by the bankrupt tenant.

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
Our real estate properties are carried at cost unless circumstances indicate that the carrying value of these assets may not be recoverable. We evaluate whether there are any indicators, including property operating performance and general market conditions, such that the value of the real estate properties (including any related tangible or intangible assets or liabilities, including goodwill) may not be recoverable. Through the evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated holding periods, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and may differ materially from actual results. Changes in our disposition strategy or changes in the marketplace may alter the holding period of an asset or asset group, which may result in an impairment loss and such loss may be material to the Company's financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value.
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
We actively pursue opportunities for new retail development, or existing property redevelopment or expansion. Development and redevelopment activities require various government and other approvals for entitlements and any delay in such approvals may significantly delay this process. We may not recover our investment in development or redevelopment projects for which approvals are not received. We are subject to other risks associated with these activities, including the following risks:

•	we may be unable to lease developments to full occupancy on a timely basis;

•	the occupancy rates and rents of a completed project may not be sufficient to make the project profitable;

•	actual costs of a project may exceed original estimates, possibly making the project unprofitable;

•	delays in the development or construction process may increase our costs;

•	construction cost increases may reduce investment returns on development and redevelopment opportunities;

•	we may abandon development opportunities and lose our investment due to adverse market conditions;

•	the size of our development pipeline may strain our labor or capital capacity to complete developments within targeted timelines and may reduce our investment returns;

•	a reduction in the demand for new retail space may reduce our future development activities, which in turn may reduce our net operating income;

•	changes in the level of future development activity may adversely impact our results from operations by reducing the amount of internal general overhead costs that may be capitalized;

•
an expansion of our development and acquisition focus to include more complex redevelopments and mixed use properties in very dense urban locations could absorb resources and potentially result in inconsistent deliveries, adversely impacting annual NOI and earnings growth;

•
mixed use properties may include differing tenant profiles or mixes, more complex entitlement processes, and/or multi-story buildings, outside our traditional expertise, which could impact annual NOI and earnings growth; and

•
we may develop or redevelop mixed use centers with partners for the residential or office components, making us dependent upon that partner's ability to perform and to agree on major decisions that impact our investment returns of the project.

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
We may be unable to sell properties when desired because of market conditions.
Our properties, including their related tangible and intangible assets, represent the majority of our total consolidated assets and they may not be readily convertible to cash. As a result, our ability to sell one or more of our properties including properties held in joint venture in response to changes in economic, industry, or other conditions may be limited. The real estate market is affected by many factors, such as general economic conditions, availability and terms of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. There may be less demand for lower quality properties that we have identified for ultimate disposition in markets with uncertain economic or retail environments, and where buyers are more reliant on the availability of third party mortgage financing. If we want to sell a property, we can provide no assurance that we will be able to dispose of it in the desired time period or at all or that the sales price of a property will be attractive at the relevant time or even exceed the carrying value of our investment. Moreover, if a property is mortgaged, we may not be able to obtain a release of the lien on that property without the payment of a substantial prepayment penalty, which may restrict our ability to dispose of the property, even though the sale might otherwise be desirable.
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
We have 29 properties in our portfolio that are either partially or completely on land subject to ground leases with third parties. Accordingly, we only own a long-term leasehold or similar interest in those properties. If we are found to be in breach of a ground lease, we may lose our interest in the improvements and the right to operate the property that is subject to the ground lease. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or upon their expiration, as to which no assurance can be given, we will lose our interest in the improvements and the right to operate such properties. The existing lease terms, including renewal options, were taken into consideration when making our investment decisions. The purchase price and subsequent improvements are being depreciated over the shorter of the remaining life of the ground leases or the useful life of the underlying assets. If we were to lose the right to operate a property due to a breach or not exercising renewal options of the ground lease, we would be unable to derive income from such property, which would impair the value of our investments, and adversely affect our financial condition, results of operations and cash flows.
Geographic concentration of our properties makes our business vulnerable to natural disasters, severe weather conditions and climate change. An uninsured loss or a loss that exceeds the insurance coverage on our properties may subject us to loss of capital and revenue on those properties.
A significant number of our properties are located in areas that are susceptible to earthquakes, tropical storms, hurricanes, tornadoes, wildfires, sea-level rise, and other natural disasters. As of December 31, 2018, 25% of the total insured value of our portfolio is located in the state of California, including a number of properties in the San Francisco Bay and Los Angeles areas. Additionally, 19% and 6% of the total insured value of our portfolio is located in the states of Florida and Texas, respectively. Recent intense weather conditions may cause property insurance premiums to increase significantly in the future. We recognize that the frequency and / or intensity of extreme weather events, sea-level rise, and other climatic changes may continue to increase, and as a result, our exposure to these events may increase. These weather conditions may disrupt our business and the business of our tenants, which may affect the ability of some tenants to pay rent and may reduce the willingness of tenants or residents to remain in or move to these affected areas. Therefore, as a result of the geographic concentration of our properties, we face risks, including higher costs, such as uninsured property losses and higher insurance premiums, and disruptions to our business and the businesses of our tenants.
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
To the extent climate change causes adverse changes in weather patterns, our properties in certain markets may experience increases in storm intensity and rising sea‑levels. Climate change may result in volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate certain properties at all. Climate change may also have indirect effects on our business by increasing the cost of insurance on favorable terms, or making insurance unavailable. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties. At this time, there can be no assurance that climate change will not have a material adverse effect on us.
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
The success of our business depends, in part, on the leadership and performance of our executive management team and key employees, and our ability to attract, retain and motivate talented employees may significantly impact our future performance. Competition for these individuals is intense, and we cannot be assured that we will retain all of our executive management team and other key employees or that we will be able to attract and retain other highly qualified individuals for these positions in the future. Losing any one or more of these persons may have a material adverse effect on us.
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
The unauthorized access, use, theft or destruction of tenant or employee personal, financial or other data or of Regency’s proprietary or confidential information stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.
Many of our information technology systems (including those we use for administration, accounting, and communications, as well as the systems of our co-investment partners and other third-party business partners and service providers, whether cloud-based or hosted in proprietary servers) contain personal, financial or other information that is entrusted to us by our tenants and employees. Many of our information technology systems also contain proprietary Regency information and other confidential information related to our business. We are frequently subject to attempts to compromise our information technology systems. To the extent we or a third party were to experience a material breach of our or such third party’s information technology systems that result in the unauthorized access, theft, use, destruction or other compromises of tenants’ or employees' data or confidential information of the Company stored in such systems, including through cyber-attacks or other external or internal methods, such a breach may damage our reputation and cause us to lose tenants and revenues, generate third party claims and the potential disruption to our business and plans. Such security breaches also could result in a violation of applicable U.S. privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability, and we may not be able to recover these expenses from our service providers, responsible parties, or insurance carriers.
The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. The Company manages cyber risk by evaluating the impact of a potential cyber breach on our business and determining the level of investment in the prevention, detection and response to a breach. We continue to make significant investments in technology, third-party services and personnel to develop and implement systems and processes that are designed to anticipate cyber-attacks and to prevent or minimize breaches of our information technology systems or data loss, but these security measures cannot provide assurance that we will be successful in preventing such breaches or data loss.

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
If partnerships owning a significant number of properties were dissolved for any reason, we could lose the asset, property management, leasing and construction management fees from these partnerships, which may adversely affect our operating results and our cash available for distribution to stock and unit holders.
Risk Factors Related to Funding Strategies and Capital Structure
Higher market capitalization rates and lower NOI at our properties may adversely impact our ability to sell properties and fund developments and acquisitions, and may dilute earnings.
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
The interest rates on our Unsecured Credit facilities as well as on our variable rate mortgages and interest rate swaps might change based on changes to the method in which LIBOR or its replacement rate is determined.
LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market, and is widely used as a reference for setting the interest rate on loans globally. We have Unsecured Credit facilities, variable rate mortgages, and interest rate swaps with variable interest rates or options for such that are based upon an annual rate of LIBOR plus a spread. LIBOR rates charged on such debt and swaps change monthly.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The Alternative Reference Rates Committee ("ARRC"), a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short term repurchase agreements - the Secured Overnight Financing Rate ("SOFR"). The replacement for LIBOR at this time is still uncertain.
If LIBOR ceases to exist, the Administrative Agent under our line of credit may, to the extent practicable (and with our consent but subject to certain objection rights on the part of the line lenders) establish a replacement rate for LIBOR, which must be determined generally in accordance with similar situations in other transactions in which it is serving as administrative agent or otherwise consistent with market practice generally). Establishing a replacement rate for LIBOR in this manner may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on the line if LIBOR was available in its current form. Our other debt based upon LIBOR will experience similar types of adjustments. Such adjustments could have an adverse impact on our financing costs.
Increases in interest rates would cause our borrowing costs to rise and negatively impact our results of operations.
Although a significant amount of our outstanding debt has fixed interest rates, we do borrow funds at variable interest rates under our credit facilities and term loans. As of December 31, 2018, 4.9% of our outstanding debt was variable rate debt. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedged our exposure to changes in interest rates. This would reduce our future earnings and cash flows, which may adversely affect our ability to service our debt and meet our other obligations and also may reduce the amount we are able to distribute to our stock and unit holders.

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
Corporate responsibility, specifically related to environmental, social and governance factors, may impose additional costs and expose us to new risks.
Regency, as well as investors, are focused on corporate responsibility, specifically related to environmental, social and governance factors. Some investors may use these factors to guide their investment strategies. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. Although we have scored highly in these metrics to date, there can be no assurance that we will continue to score highly in the future. In addition, the criteria by which companies are rated may change, which could cause us to perform worse than in the past. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, should our competitors outperform us in such metrics, potential or current investors may elect to invest with our competition instead. The occurrence of any of the foregoing could have an adverse effect on the price of our shares and our business, financial condition and results of operations, including increased capital expenditures and or increased operating expenses.
Risk Factors Related to Laws and Regulations
If the Parent Company fails to qualify as a REIT for federal income tax purposes, it would be subject to federal income tax at regular corporate rates.
We believe that the Parent Company qualifies for taxation as a REIT for federal income tax purposes, and we plan to operate so that we can continue to meet the requirements for taxation as a REIT. If the Parent Company continues to qualify as a REIT, it generally will not be subject to federal income tax on income that we distribute to our stockholders. Many REIT requirements, however, are highly technical and complex. The determination that the Parent Company is a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve questions of interpretation. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. There can be no assurance that the Internal Revenue Service (“IRS”) or a court would agree with the positions we have taken in interpreting the REIT requirements. We are also required to distribute to our stockholders at least 90% of our REIT taxable income, excluding capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. The fact that we hold many of our assets through co-investment partnerships and their subsidiaries further complicates the application of the REIT requirements. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult for the Parent Company to remain qualified as a REIT.
Also, unless the IRS granted relief under certain statutory provisions, the Parent Company would remain disqualified as a REIT for four years following the year it first failed to qualify. If the Parent Company failed to qualify as a REIT (currently and/or with respect to any tax years for which the statute of limitations has not expired), we would have to pay significant income taxes, reducing cash available to pay dividends, which would likely have a significant adverse effect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders in order to maintain our REIT status. Although we believe that the Parent Company qualifies as a REIT, we cannot be assured that the Parent Company will continue to qualify or remain qualified as a REIT for tax purposes.
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
The Tax Cuts and Jobs Act made significant changes to the Internal Revenue Code of 1986, as amended (the "Code"). While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders, including our taxable income, the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this stage of the new law’s implementation. Furthermore, the Tax Cuts and Jobs Act may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Cuts and Jobs Act may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.
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
The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction that constitutes “qualifying income” for purposes of the 75% or 95% gross income tests applicable to REITs, does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided that we properly identify the hedging transaction pursuant to the applicable sections of the Code and Treasury Regulations. To the extent that we enter into other types of hedging transactions, or fail to make the proper tax identifications, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary ("TRS").
Changes in accounting standards may impact our financial results.
The Financial Accounting Standards Board ("FASB"), in conjunction with the SEC, has several key projects recently completed that will impact how we currently account for our material transactions, including lease accounting. Accounting Standards Codification ("ASC") Topic 842, Leases, will be adopted by the Company on January 1, 2019 and, as further described in note 1(o), is expected to have an impact on our financial statements when adopted to require all of our operating leases for office, ground and equipment leases to be recorded on our balance sheet. Also, we will no longer capitalize internal leasing compensation costs and legal costs associated with leasing activities under the new standard, which will result in an increase in our general and administrative costs and a direct reduction to our net income.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table is a list of the shopping centers, summarized by state and in order of largest holdings, presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	December 31, 2018				December 31, 2017
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
Florida	90	10,745	28.3%	94.7%	96	11,255	29.1%	94.7%
California	54	8,168	21.5%	96.6%	56	8,549	22.1%	96.5%
Texas	23	3,019	8.0%	97.3%	23	3,018	7.8%	97.4%
Georgia	21	2,048	5.4%	95.5%	21	2,047	5.3%	95.2%
Connecticut	14	1,453	3.8%	95.6%	14	1,458	3.8%	96.9%
Colorado	14	1,146	3.0%	96.2%	14	1,146	3.0%	97.2%
New York	11	1,367	3.6%	97.8%	9	1,198	3.1%	99.0%
North Carolina	10	895	2.3%	96.8%	10	895	2.3%	97.0%
Massachusetts	9	907	2.4%	98.9%	9	907	2.3%	99.1%
Ohio	8	1,205	3.2%	99.4%	8	1,196	3.1%	99.5%
Virginia	8	1,332	3.5%	83.8%	8	1,420	3.7%	86.3%
Washington	7	825	2.2%	99.4%	7	825	2.1%	99.4%
Oregon	7	741	2.0%	96.1%	7	741	1.9%	94.8%
Illinois	6	1,075	2.8%	91.2%	6	1,069	2.8%	88.3%
Louisiana	5	753	2.0%	92.8%	5	753	1.9%	94.2%
Missouri	4	408	1.1%	100.0%	4	408	1.1%	99.7%
Maryland	3	372	1.0%	85.4%	3	372	1.0%	86.6%
Tennessee	3	318	0.8%	99.1%	3	317	0.8%	97.6%
Pennsylvania	3	317	0.8%	98.1%	3	317	0.8%	93.2%
Indiana	1	254	0.7%	98.4%	1	254	0.7%	97.7%
Delaware	1	232	0.6%	95.6%	1	232	0.6%	95.6%
New Jersey	1	218	0.6%	96.9%	1	218	0.6%	86.7%
Michigan	1	97	0.3%	100.0%	1	97	0.3%	98.6%
South Carolina	1	51	0.1%	94.8%	1	51	0.1%	71.2%
Total	305	37,946	100.0%	95.5%	311	38,743	100.0%	95.5%
Certain Consolidated Properties are encumbered by mortgage loans of $525.2 million, excluding debt issuance costs and premiums and discounts, as of December 31, 2018.
The weighted average annual effective rent for the consolidated portfolio of properties, net of tenant concessions, is $21.51 and $21.01 PSF as of December 31, 2018 and 2017, respectively.

The following table is a list of the shopping centers, summarized by state and in order of largest holdings, presented for Unconsolidated Properties (includes properties owned by unconsolidated co-investment partnerships):

	December 31, 2018				December 31, 2017
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
California	22	3,017	19.3%	94.2%	21	2,791	18.4%	97.0%
Virginia	17	2,403	15.4%	94.8%	18	2,554	16.9%	94.3%
Maryland	11	1,184	7.6%	96.2%	11	1,184	7.8%	95.8%
Florida	10	1,045	6.7%	98.8%	10	1,040	6.9%	97.4%
North Carolina	9	1,417	9.1%	94.1%	8	1,326	8.8%	91.6%
Texas	7	933	6.0%	98.2%	7	933	6.2%	97.4%
Washington	7	859	5.5%	95.1%	5	621	4.1%	96.5%
Colorado	6	854	5.5%	93.2%	5	836	5.5%	96.2%
Pennsylvania	6	666	4.2%	94.4%	6	666	4.4%	95.7%
Minnesota	5	665	4.2%	99.0%	5	674	4.4%	98.3%
Illinois	4	671	4.3%	97.1%	4	671	4.4%	95.5%
New Jersey	4	353	2.3%	96.4%	3	287	1.9%	98.2%
Massachusetts	2	726	4.6%	98.4%	2	726	4.8%	95.7%
Indiana	2	139	0.9%	100.0%	2	139	0.9%	99.1%
District of Columbia	2	40	0.3%	84.4%	2	40	0.3%	91.8%
Connecticut	1	186	1.2%	80.1%	1	186	1.2%	100.0%
New York	1	141	0.9%	100.0%	1	141	0.9%	100.0%
Oregon	1	93	0.6%	100.0%	1	93	0.6%	98.4%
Georgia	1	86	0.5%	83.8%	1	86	0.6%	97.5%
South Carolina	1	80	0.5%	100.0%	1	80	0.5%	100.0%
Delaware	1	64	0.4%	90.1%	1	64	0.4%	90.1%
Total	120	15,622	100.0%	95.4%	115	15,138	100.0%	95.6%
Certain Unconsolidated Properties are encumbered by non-recourse mortgage loans of $1.6 billion, excluding debt issuance costs and premiums and discounts, as of December 31, 2018.
The weighted average annual effective rent for the unconsolidated portfolio of properties, net of tenant concessions, is $21.46 and $20.63 PSF as of December 31, 2018 and 2017, respectively.

The following table summarizes the largest tenants occupying our shopping centers for Consolidated Properties plus our pro-rata share of Unconsolidated Properties, as of December 31, 2018, based upon a percentage of total annualized base rent (GLA and dollars in thousands):

Tenant	GLA	Percent of Company Owned GLA	Annualized Base Rent	Percent of Annualized Base Rent	Number of Leased Stores
Publix	2,839	6.5%	$29,341	3.2%	70
Kroger Co.	2,855	6.6%	27,632	3.0%	56
Albertsons Companies, Inc.	1,833	4.2%	25,871	2.8%	47
Whole Foods	1,053	2.4%	21,845	2.4%	32
TJX Companies	1,282	3.0%	21,277	2.3%	59
CVS	662	1.5%	14,222	1.6%	57
Ahold/Delhaize	563	1.3%	13,202	1.4%	16
Bed Bath & Beyond	594	1.4%	9,956	1.1%	22
Nordstrom	320	0.7%	8,755	1.0%	9
Ross Dress For Less	551	1.3%	8,548	0.9%	25
PETCO	352	0.8%	8,443	0.9%	43
L.A. Fitness Sports Club	423	1.0%	8,389	0.9%	12
Trader Joe's	258	0.6%	8,039	0.9%	26
JAB Holding Company (1)	181	0.4%	6,733	0.7%	62
Starbucks	140	0.3%	6,697	0.7%	101
Wells Fargo Bank	132	0.3%	6,620	0.7%	52
Gap	196	0.5%	6,592	0.7%	15
Walgreens	288	0.7%	6,412	0.7%	27
Target	570	1.3%	6,365	0.7%	6
Bank of America	119	0.3%	6,167	0.7%	40
JPMorgan Chase Bank	108	0.2%	5,940	0.7%	34
H.E.B.	344	0.8%	5,844	0.6%	5
Kohl's	612	1.4%	5,645	0.6%	8
Dick's Sporting Goods	340	0.8%	5,388	0.6%	7
Ulta	169	0.4%	5,049	0.6%	19
Top 25 Tenants	16,784	38.7%	278,972	30.4%	850

(1) JAB Holding Company includes Panera, Einstein Bros Bagels, Peet's' Coffee & Tea, and Krispy Kreme
Our leases for tenant space under 10,000 square feet generally have initial terms ranging from three to seven years. Leases greater than 10,000 square feet generally have initial lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. Our leases typically provide for the payment of fixed minimum rent, the tenant's pro-rata share of real estate taxes, insurance, and common area maintenance (“CAM”) expenses, and reimbursement for utility costs if not directly metered.

The following table summarizes pro-rata lease expirations for the next ten years and thereafter, for our Consolidated and Unconsolidated Properties, assuming no tenants renew their leases (GLA and dollars in thousands):

Lease Expiration Year	Number of Tenants with Expiring Leases	Pro-rata Expiring GLA	Percent of Total Company GLA	In Place Base Rent Expiring Under Leases	Percent of Base Rent	Pro-rata Expiring Average Base Rent
(1)	549	321	0.8%	$8,569	1.0%	$26.72
2019	1,014	3,146	7.7%	65,555	7.4%	20.84
2020	1,335	4,815	11.9%	103,395	11.7%	21.47
2021	1,301	5,102	12.6%	105,970	11.9%	20.77
2022	1,271	5,535	13.6%	121,984	13.8%	22.04
2023	1,136	4,456	11.0%	106,188	12.0%	23.83
2024	620	3,573	8.8%	78,781	8.9%	22.05
2025	373	1,888	4.6%	49,747	5.6%	26.35
2026	325	1,972	4.8%	48,486	5.4%	24.59
2027	291	1,892	4.7%	42,762	4.8%	22.60
2028	359	2,182	5.4%	50,727	5.7%	23.25
Thereafter	351	5,738	14.1%	104,319	11.8%	18.18
Total	8,925	40,620	100.0%	$886,483	100.0%	$21.82

(1) Leases currently under month-to-month rent or in process of renewal.
During 2019, we have a total of 1,014 leases expiring, representing 3.1 million square feet of GLA. These expiring leases have an average base rent of $20.84 PSF. The average base rent of new leases signed during 2018 was $27.15 PSF. During periods of recession or when occupancy is low, tenants have more bargaining power, which may result in rental rate declines on new or renewal leases. In periods of recovery and/or when occupancy levels are high, landlords have more bargaining power, which generally results in rental rate growth on new and renewal leases. Based on current economic trends and expectations, the quality and mix of tenants in our centers, and pro-rata percent leased of 95.6%, we expect average base rent on new and renewal leases during 2019 to meet or exceed average rental rates on leases expiring in 2019. Exceptions may arise in certain geographic areas or at specific shopping centers based on the local economic situation, competition, location, quality, and size of the space being leased, among other factors. Additionally, significant changes or uncertainties affecting micro- or macroeconomic climates may cause significant changes to our current expectations.

See the following property table and also see Item 7, Management's Discussion and Analysis, for further information about our Consolidated and Unconsolidated Properties.

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SF
200 Potrero	San Francisco-Oakland-Hayward	CA		2017	1928	$—	31	100.0%	$12.98	--
4S Commons Town Center	San Diego-Carlsbad	CA	85%	2004	2004	85,000	240	100.0%	33.67	Ralphs, Jimbo's...Naturally!
Amerige Heights Town Center	Los Angeles-Long Beach-Anaheim	CA		2000	2000	—	89	100.0%	29.75	Albertsons, (Target)
Balboa Mesa Shopping Center	San Diego-Carlsbad	CA		2012	1969	—	207	100.0%	25.83	Von's Food & Drug, Kohl's
Bayhill Shopping Center	San Francisco-Oakland-Hayward	CA	40%	2005	1990/2018	19,964	122	95.7%	25.02	Mollie Stone's Market
Blossom Valley	San Jose-Sunnyvale-Santa Clara	CA	20%	1999	1990	22,300	93	96.7%	26.77	Safeway
Brea Marketplace (6)	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1987	45,026	352	99.2%	19.24	Sprout's Markets, Target, 24 Hour Fitness
Circle Center West	Los Angeles-Long Beach-Anaheim	CA		2017	1989	9,864	64	100.0%	27.67	--
Clayton Valley Shopping Center	San Francisco-Oakland-Hayward	CA		2003	2004	—	260	91.5%	22.29	Grocery Outlet, Orchard Supply Hardware
Corral Hollow	Stockton-Lodi	CA	25%	2000	2000	—	167	100.0%	17.48	Safeway, Orchard Supply & Hardware
Costa Verde Center	San Diego-Carlsbad	CA		1999	1988	—	179	89.5%	34.68	Bristol Farms
Culver Center	Los Angeles-Long Beach-Anaheim	CA		2017	1950	—	217	95.7%	31.59	Ralphs, Best Buy, LA Fitness
Diablo Plaza	San Francisco-Oakland-Hayward	CA		1999	1982	—	63	100.0%	40.11	(Safeway)
El Camino Shopping Center	Los Angeles-Long Beach-Anaheim	CA		1999	1995	—	136	97.7%	37.41	Bristol Farms, Trader Joe's
El Cerrito Plaza	San Francisco-Oakland-Hayward	CA		2000	2000	—	256	97.0%	29.83	(Lucky's), Trader Joe's
El Norte Pkwy Plaza	San Diego-Carlsbad	CA		1999	1984	—	91	97.0%	18.53	Von's Food & Drug
Encina Grande	San Francisco-Oakland-Hayward	CA		1999	1965	—	106	100.0%	31.43	Whole Foods
Five Points Shopping Center	Santa Maria-Santa Barbara	CA	40%	2005	1960	25,495	145	98.7%	28.66	Smart & Final
Folsom Prairie City Crossing	Sacramento--Roseville--Arden-Arcade	CA		1999	1999	—	90	100.0%	20.90	Safeway
French Valley Village Center	Riverside-San Bernardino-Ontario	CA		2004	2004	—	99	98.6%	26.79	Stater Bros.
Friars Mission Center	San Diego-Carlsbad	CA		1999	1989	—	147	99.1%	35.09	Ralphs
Gateway 101	San Francisco-Oakland-Hayward	CA		2008	2008	—	92	100.0%	32.05	(Home Depot), (Best Buy), Target, Nordstrom Rack
Gelson's Westlake Market Plaza	Oxnard-Thousand Oaks-Ventura	CA		2002	2002	—	85	95.7%	27.98	Gelson's Markets
Golden Hills Plaza	San Luis Obispo-Paso Robles-Arroyo Grande	CA		2006	2006	—	244	97.5%	7.58	Lowe's
Granada Village	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1965	50,000	226	98.8%	23.88	Sprout's Markets
Hasley Canyon Village	Los Angeles-Long Beach-Anaheim	CA	20%	2003	2003	16,000	66	100.0%	25.43	Ralphs
Heritage Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1981	—	230	100.0%	37.39	Ralphs
Jefferson Square	Riverside-San Bernardino-Ontario	CA		2007	2007	—	38	48.9%	16.07	--
Laguna Niguel Plaza	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1985	—	42	100.0%	28.54	(Albertsons)
Marina Shores	Los Angeles-Long Beach-Anaheim	CA	20%	2008	2001	10,489	68	100.0%	36.21	Whole Foods
Mariposa Shopping Center	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	1957/2018	19,309	127	97.7%	19.98	Safeway
Morningside Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1996	—	91	95.7%	23.12	Stater Bros.
Navajo Shopping Center	San Diego-Carlsbad	CA	40%	2005	1964	7,870	102	100.0%	14.55	Albertsons
Newland Center	Los Angeles-Long Beach-Anaheim	CA		1999	1985	—	152	100.0%	26.17	Albertsons

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SF
Oak Shade Town Center	Sacramento--Roseville--Arden-Arcade	CA		2011	1998	7,570	104	96.3%	22.67	Safeway
Oakbrook Plaza	Oxnard-Thousand Oaks-Ventura	CA		1999	1982	—	83	98.8%	20.83	Gelson's Markets
Parnassus Heights Medical	San Francisco-Oakland-Hayward	CA	50%	2017	1968	—	146	99.6%	83.75	Central Parking System
Persimmon Place	San Francisco-Oakland-Hayward	CA		2014	2014	—	153	100.0%	35.03	Whole Foods, Nordstrom Rack
Plaza Escuela	San Francisco-Oakland-Hayward	CA		2017	2002	—	155	98.8%	44.89	--
Plaza Hermosa	Los Angeles-Long Beach-Anaheim	CA		1999	1984	—	95	92.8%	26.11	Von's Food & Drug
Pleasant Hill Shopping Center	San Francisco-Oakland-Hayward	CA	40%	2005	1970	50,000	227	100.0%	22.77	Target, Burlington
Pleasanton Plaza	San Francisco-Oakland-Hayward	CA		2017	1981	—	163	76.8%	11.08	JCPenney
Point Loma Plaza	San Diego-Carlsbad	CA	40%	2005	1987	24,901	205	98.8%	22.70	Von's Food & Drug
Potrero Center	San Francisco-Oakland-Hayward	CA		2017	1968	—	227	83.5%	33.82	Safeway
Powell Street Plaza	San Francisco-Oakland-Hayward	CA		2001	1987	—	166	91.2%	34.56	Trader Joe's
Raley's Supermarket	Sacramento--Roseville--Arden-Arcade	CA	20%	2007	1964	—	63	100.0%	12.50	Raley's
Ralphs Circle Center	Los Angeles-Long Beach-Anaheim	CA		2017	1983	—	60	100.0%	18.33	Ralphs
Rancho San Diego Village	San Diego-Carlsbad	CA	40%	2005	1981	21,468	153	94.6%	22.23	Smart & Final
Rona Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1989	—	52	100.0%	21.04	Superior Super Warehouse
San Carlos Marketplace	San Francisco-Oakland-Hayward	CA		2017	1999	—	154	100.0%	35.23	TJ Maxx, Best Buy
Scripps Ranch Marketplace	San Diego-Carlsbad	CA		2017	2017	27,000	132	100.0%	30.49	Vons
San Leandro Plaza	San Francisco-Oakland-Hayward	CA		1999	1982	—	50	100.0%	36.54	(Safeway)
Seal Beach	Los Angeles-Long Beach-Anaheim	CA	20%	2002	1966	2,200	97	95.7%	25.62	Von's Food & Drug
Sequoia Station	San Francisco-Oakland-Hayward	CA		1999	1996	—	103	100.0%	40.70	(Safeway)
Serramonte Center	San Francisco-Oakland-Hayward	CA		2017	1968	—	1,074	97.4%	24.74	Macy's, Target, Dick's Sporting Goods, JCPenney, Dave & Buster's, Nordstrom Rack
Shoppes at Homestead	San Jose-Sunnyvale-Santa Clara	CA		1999	1983	—	113	100.0%	23.10	(Orchard Supply Hardware)
Silverado Plaza	Napa	CA	40%	2005	1974	9,639	85	99.0%	17.77	Nob Hill
Snell & Branham Plaza	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	1988	12,867	92	100.0%	19.20	Safeway
South Bay Village	Los Angeles-Long Beach-Anaheim	CA		2012	2012	—	108	100.0%	20.31	Wal-Mart, Orchard Supply Hardware
Talega Village Center	Los Angeles-Long Beach-Anaheim	CA		2017	2007	—	102	100.0%	22.43	Ralphs
Tassajara Crossing	San Francisco-Oakland-Hayward	CA		1999	1990	—	146	99.3%	24.29	Safeway
The Hub Hillcrest Market	San Diego-Carlsbad	CA		2012	1990	—	149	95.2%	38.78	Ralphs, Trader Joe's
The Marketplace Shopping Ctr	Sacramento--Roseville--Arden-Arcade	CA		2017	1990	—	111	96.7%	24.80	Safeway
Town and Country Center	Los Angeles-Long Beach-Anaheim	CA	9.4%	2018	1962/1992	90,000	230	40.0%	38.88	Whole Foods
Tustin Legacy	Los Angeles-Long Beach-Anaheim	CA		2016	2017	—	112	100.0%	31.57	Stater Bros.
Twin Oaks Shopping Center	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1978/2018	9,507	98	98.2%	20.16	Ralphs
Twin Peaks	San Diego-Carlsbad	CA		1999	1988	—	208	100.0%	20.84	Target, Atlas International Market
Valencia Crossroads	Los Angeles-Long Beach-Anaheim	CA		2002	2003	—	173	100.0%	26.63	Whole Foods, Kohl's
Village at La Floresta	Los Angeles-Long Beach-Anaheim	CA		2014	2014	—	87	100.0%	33.89	Whole Foods
Von's Circle Center	Los Angeles-Long Beach-Anaheim	CA		2017	1972	7,699	151	100.0%	21.87	Von's, Ross Dress for Less
West Park Plaza	San Jose-Sunnyvale-Santa Clara	CA		1999	1996	—	88	100.0%	18.13	Safeway

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SF
Westlake Village Plaza and Center	Oxnard-Thousand Oaks-Ventura	CA		1999	1975	—	201	97.4%	45.50	Von's Food & Drug and Sprouts
Willows Shopping Center (6)	San Francisco-Oakland-Hayward	CA		2017	2015	—	249	88.9%	29.53	--
Woodman Van Nuys	Los Angeles-Long Beach-Anaheim	CA		1999	1992	—	108	100.0%	15.90	El Super
Woodside Central	San Francisco-Oakland-Hayward	CA		1999	1993	—	81	98.5%	25.08	(Target)
Ygnacio Plaza	San Francisco-Oakland-Hayward	CA	40%	2005	1968	26,179	110	100.0%	37.44	Sports Basement
Applewood Shopping Center	Denver-Aurora-Lakewood	CO	40%	2005	1956	—	353	90.9%	13.27	King Soopers, Hobby Lobby
Alcove On Arapahoe (fka Arapahoe Village)	Boulder	CO	40%	2005	1957	13,428	159	95.0%	18.53	Safeway
Belleview Square	Denver-Aurora-Lakewood	CO		2004	1978	—	117	100.0%	20.06	King Soopers
Boulevard Center	Denver-Aurora-Lakewood	CO		1999	1986	—	79	74.2%	30.47	(Safeway)
Buckley Square	Denver-Aurora-Lakewood	CO		1999	1978	—	116	96.4%	11.40	King Soopers
Centerplace of Greeley III Phase I	Greeley	CO		2007	2007	—	119	100.0%	12.07	Hobby Lobby
Cherrywood Square	Denver-Aurora-Lakewood	CO	40%	2005	1978	4,145	97	96.3%	10.24	King Soopers
Crossroads Commons	Boulder	CO	20%	2001	1986	15,922	143	98.7%	27.55	Whole Foods
Crossroads Commons II	Boulder	CO	20%	2018	1995	—	20	47.0%	29.24	(Whole Foods, Barnes & Noble)
Falcon Marketplace	Colorado Springs	CO		2005	2005	—	22	93.8%	23.01	(Wal-Mart)
Hilltop Village	Denver-Aurora-Lakewood	CO		2002	2003	—	100	100.0%	11.23	King Soopers
Kent Place	Denver-Aurora-Lakewood	CO	50%	2011	2011	8,250	48	100.0%	20.76	King Soopers
Littleton Square	Denver-Aurora-Lakewood	CO		1999	1997	—	99	95.4%	10.36	King Soopers
Lloyd King Center	Denver-Aurora-Lakewood	CO		1998	1998	—	83	98.3%	12.06	King Soopers
Marketplace at Briargate	Colorado Springs	CO		2006	2006	—	29	90.0%	32.24	(King Soopers)
Monument Jackson Creek	Colorado Springs	CO		1998	1999	—	85	100.0%	12.10	King Soopers
Ralston Square Shopping Center	Denver-Aurora-Lakewood	CO	40%	2005	1977	4,145	83	97.0%	11.48	King Soopers
Shops at Quail Creek	Denver-Aurora-Lakewood	CO		2008	2008	—	38	92.5%	28.91	(King Soopers)
Stroh Ranch	Denver-Aurora-Lakewood	CO		1998	1998	—	93	100.0%	13.32	King Soopers
Woodmen Plaza	Colorado Springs	CO		1998	1998	—	116	94.4%	13.21	King Soopers
22 Crescent Road	Bridgeport-Stamford-Norwalk	CT		2017	1984	—	4	100.0%	60.00	--
91 Danbury Road	Bridgeport-Stamford-Norwalk	CT		2017	1965	—	5	100.0%	27.45	--
Black Rock	Bridgeport-Stamford-Norwalk	CT	80%	2014	1996	20,000	98	97.8%	29.14	--
Brick Walk (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2007	33,000	123	88.3%	47.76	--
Brookside Plaza	Hartford-West Hartford-East Hartford	CT		2017	1985	—	217	91.4%	14.57	ShopRite
Compo Acres Shopping Center	Bridgeport-Stamford-Norwalk	CT		2017	1960	—	43	100.0%	49.45	Trader Joe's
Copps Hill Plaza	Bridgeport-Stamford-Norwalk	CT		2017	1979	13,293	185	100.0%	14.19	Stop & Shop, Kohl's
Corbin's Corner	Hartford-West Hartford-East Hartford	CT	40%	2005	1962	37,899	186	80.1%	34.53	Trader Joe's, Best Buy, The Tile Shop
Danbury Green	Bridgeport-Stamford-Norwalk	CT		2017	1985	—	124	100.0%	23.99	Trader Joe's
Darinor Plaza (6)	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	153	100.0%	18.96	Kohl's
Fairfield Center (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2000	—	94	89.6%	34.74	--
Post Road Plaza	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	20	100.0%	53.92	Trader Joe's

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SF
Southbury Green	New Haven-Milford	CT		2017	1979	—	156	96.4%	22.66	ShopRite
The Village Center	Bridgeport-Stamford-Norwalk	CT		2017	1973	13,434	90	84.5%	40.72	The Fresh Market
Walmart Norwalk	Bridgeport-Stamford-Norwalk	CT		2017	1956	—	142	100.0%	0.56	Wal-Mart
Shops at The Columbia	Washington-Arlington-Alexandria	DC	25%	2006	2006	—	23	85.8%	41.19	Trader Joe's
Spring Valley Shopping Center	Washington-Arlington-Alexandria	DC	40%	2005	1930	12,008	17	82.4%	113.49	--
Pike Creek	Philadelphia-Camden-Wilmington	DE		1998	1981	—	232	95.6%	14.88	Acme Markets, K-Mart
Shoppes of Graylyn	Philadelphia-Camden-Wilmington	DE	40%	2005	1971	—	64	90.1%	23.78	--
Alafaya Village	Orlando-Kissimmee-Sanford	FL		2017	1986	—	38	93.9%	21.93	(Lucky's)
Anastasia Plaza	Jacksonville	FL		1993	1988	—	102	95.9%	13.67	Publix
Atlantic Village	Jacksonville	FL		2017	1984	—	105	92.5%	16.88	LA Fitness
Aventura Shopping Center	Miami-Fort Lauderdale-West Palm Beach	FL		1994	1974	—	97	98.9%	36.74	Publix
Aventura Square (6)	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1991	7,083	144	79.3%	37.88	Bed, Bath & Beyond
Banco Popular Building	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1971	—	33	33.4%	25.74	--
Berkshire Commons	Naples-Immokalee-Marco Island	FL		1994	1992	—	110	97.5%	14.29	Publix
Bird 107 Plaza	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1962	—	40	100.0%	20.25	--
Bird Ludlum	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1988	—	192	98.5%	23.22	Winn-Dixie
Bloomingdale Square	Tampa-St. Petersburg-Clearwater	FL		1998	1987/2018	—	254	90.8%	15.34	Publix, Bealls
Bluffs Square Shoppes	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1986	—	124	96.3%	14.33	Publix
Boca Village Square	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1978	—	92	97.6%	22.19	Publix Greenwise
Boynton Lakes Plaza	Miami-Fort Lauderdale-West Palm Beach	FL		1997	1993	—	110	94.9%	16.62	Publix
Boynton Plaza	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1978	—	105	94.4%	21.59	Publix
Brooklyn Station on Riverside	Jacksonville	FL		2013	2013	—	50	100.0%	26.21	The Fresh Market
Caligo Crossing	Miami-Fort Lauderdale-West Palm Beach	FL		2007	2007	—	11	35.0%	54.73	(Kohl's)
Carriage Gate	Tallahassee	FL		1994	1978	—	73	100.0%	22.60	Trader Joe's
Cashmere Corners	Port St. Lucie	FL		2017	2001	—	86	83.7%	13.65	Wal-Mart
Charlotte Square	Punta Gorda	FL		2017	1980	—	91	78.3%	10.38	Wal-Mart
Chasewood Plaza	Miami-Fort Lauderdale-West Palm Beach	FL		1993	1986	—	151	99.0%	25.60	Publix
Concord Shopping Plaza	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1962	27,750	309	95.4%	12.22	Winn-Dixie, Home Depot
Coral Reef Shopping Center	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1968	—	75	98.8%	31.12	Aldi
Corkscrew Village	Cape Coral-Fort Myers	FL		2007	1997	—	82	95.3%	13.84	Publix
Country Walk Plaza	Miami-Fort Lauderdale-West Palm Beach	FL	30%	2017	1985	16,000	101	91.0%	19.85	Publix
Countryside Shops	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1986	—	193	93.2%	18.65	Publix, Stein Mart
Courtyard Shopping Center	Jacksonville	FL		1993	1987	—	137	100.0%	3.50	(Publix), Target
Fleming Island	Jacksonville	FL		1998	2000	—	132	97.5%	15.96	Publix, (Target)
Fountain Square	Miami-Fort Lauderdale-West Palm Beach	FL		2013	2013	—	177	96.4%	25.80	Publix, (Target)
Garden Square	Miami-Fort Lauderdale-West Palm Beach	FL		1997	1991	—	90	100.0%	18.01	Publix
Glengary Shoppes	North Port-Sarasota-Bradenton	FL		2017	1995	—	93	100.0%	21.93	Best Buy

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SF
Shoppes of Grande Oak	Cape Coral-Fort Myers	FL		2000	2000	—	79	100.0%	16.26	Publix
Greenwood Shopping Centre	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1982	—	133	92.0%	15.32	Publix
Hammocks Town Center	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1987	—	184	98.7%	17.22	Publix, Metro-Dade Public Library, (Kendall Ice Arena)
Hibernia Pavilion	Jacksonville	FL		2006	2006	—	51	89.6%	15.95	Publix
Homestead McDonald's	Miami-Fort Lauderdale-West Palm Beach	FL		2017	2014	—	4	100.0%	27.74	--
John's Creek Center	Jacksonville	FL	20%	2003	2004	9,000	75	100.0%	15.35	Publix
Julington Village	Jacksonville	FL	20%	1999	1999	10,000	82	100.0%	16.19	Publix
Kirkman Shoppes	Orlando-Kissimmee-Sanford	FL		2017	1973	—	115	96.7%	23.34	LA Fitness
Lake Mary Centre	Orlando-Kissimmee-Sanford	FL		2017	1988	—	360	93.7%	15.65	Academy Sports, Hobby Lobby, LA Fitness
Lantana Outparcels	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1976	—	17	100.0%	18.28	--
Mandarin Landing	Jacksonville	FL		2017	1976	—	140	90.0%	18.06	Whole Foods
Millhopper Shopping Center	Gainesville	FL		1993	1974	—	83	100.0%	17.40	Publix
Naples Walk Shopping Center	Naples-Immokalee-Marco Island	FL		2007	1999	—	125	91.8%	16.42	Publix
Newberry Square	Gainesville	FL		1994	1986	—	181	91.5%	7.70	Publix, K-Mart
Nocatee Town Center	Jacksonville	FL		2007	2007	—	107	100.0%	19.77	Publix
Northgate Square	Tampa-St. Petersburg-Clearwater	FL		2007	1995	—	75	100.0%	15.02	Publix
Oakleaf Commons	Jacksonville	FL		2006	2006	—	74	98.1%	14.96	Publix
Ocala Corners (6)	Tallahassee	FL		2000	2000	4,148	87	98.6%	14.90	Publix
Old St Augustine Plaza	Jacksonville	FL		1996	1990	—	256	100.0%	9.97	Publix, Burlington Coat Factory, Hobby Lobby
Pablo Plaza	Jacksonville	FL		2017	1974	—	158	100.0%	16.63	Whole Foods
Pavillion	Naples-Immokalee-Marco Island	FL		2017	1982	—	168	90.2%	21.23	LA Fitness
Shoppes of Pebblebrook Plaza	Naples-Immokalee-Marco Island	FL	50%	2000	2000	—	77	100.0%	15.27	Publix
Pine Island	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1999	—	255	96.9%	14.58	Publix, Burlington Coat Factory
Pine Ridge Square	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1986	—	118	97.0%	17.86	The Fresh Market
Pine Tree Plaza	Jacksonville	FL		1997	1999	—	63	90.4%	14.07	Publix
Pinecrest Place (6) (7)	Miami-Fort Lauderdale-West Palm Beach	FL		2017	2017	—	70	87.3%	38.79	Whole Foods, (Target)
Plaza Venezia	Orlando-Kissimmee-Sanford	FL	20%	2016	2000	36,500	202	99.5%	26.29	Publix
Point Royale Shopping Center	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1970	—	202	98.2%	15.28	Winn-Dixie, Burlington Coat Factory
Prosperity Centre	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1993	—	124	93.5%	21.54	Bed, Bath & Beyond
Regency Square	Tampa-St. Petersburg-Clearwater	FL		1993	1986	—	352	97.5%	18.48	AMC Theater, (Best Buy), (Macdill)
Ryanwood Square	Sebastian-Vero Beach	FL		2017	1987	—	115	88.8%	11.25	Publix
Salerno Village	Port St. Lucie	FL		2017	1987	—	5	100.0%	16.53	--
Sawgrass Promenade	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1982	—	107	91.5%	12.51	Publix
Seminole Shoppes	Jacksonville	FL	50%	2009	2009	8,865	87	98.4%	22.85	Publix
Sheridan Plaza	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1973	—	506	94.1%	18.21	Publix, Kohl's, LA Fitness
Shoppes @ 104	Miami-Fort Lauderdale-West Palm Beach	FL		1998	1990/2018	—	112	100.0%	18.93	Winn-Dixie

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SF
Shoppes at Bartram Park	Jacksonville	FL	50%	2005	2004	—	134	99.0%	20.26	Publix, (Kohl's)
Shoppes at Lago Mar	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1995	—	83	95.8%	15.51	Publix
Shoppes at Sunlake Centre	Tampa-St. Petersburg-Clearwater	FL		2017	2008	—	98	100.0%	21.11	Publix
Shoppes of Jonathan's Landing	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1997	—	27	100.0%	24.61	(Publix)
Shoppes of Oakbrook	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1974	4,626	200	98.2%	16.69	Publix, Stein Mart
Shoppes of Silver Lakes	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1995	—	127	92.6%	19.06	Publix
Shoppes of Sunset	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1979	—	22	77.7%	25.95	--
Shoppes of Sunset II	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1980	—	28	67.6%	22.92	--
Shops at John's Creek	Jacksonville	FL		2003	2004	—	15	100.0%	23.11	--
Shops at Skylake	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1999	—	287	91.4%	22.44	Publix, LA Fitness
South Beach Regional	Jacksonville	FL		2017	1990	—	308	98.8%	14.97	Trader Joe's, Home Depot, Steain Mart
South Point	Sebastian-Vero Beach	FL		2017	2003	—	65	95.7%	16.80	Publix
Starke (6)	Other	FL		2000	2000	—	13	100.0%	25.56	--
Suncoast Crossing (6)	Tampa-St. Petersburg-Clearwater	FL		2007	2007	—	118	97.6%	5.29	Kohl's, (Target)
Tamarac Town Square	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1987	—	125	73.8%	12.97	Publix
The Grove	Orlando-Kissimmee-Sanford	FL	30%	2017	2004	22,500	152	100.0%	16.77	Publix, LA Fitness
The Plaza at St. Lucie West	Port St. Lucie	FL		2017	2006	—	27	81.7%	24.02	--
The Village at Hunter's Lake (7)	Tampa-St. Petersburg-Clearwater	FL		2018	2018	—	72	68.4%	21.54	0
Town and Country	Orlando-Kissimmee-Sanford	FL		2017	1993	—	78	100.0%	10.54	Ross Dress for Less
Town Square	Tampa-St. Petersburg-Clearwater	FL		1997	1999	—	44	100.0%	31.91	--
Treasure Coast Plaza	Sebastian-Vero Beach	FL		2017	1983	2,746	134	94.7%	16.12	Publix
Unigold Shopping Center	Orlando-Kissimmee-Sanford	FL		2017	1987	—	115	95.0%	14.91	Lucky's
University Commons (6)	Miami-Fort Lauderdale-West Palm Beach	FL		2015	2001	36,425	180	100.0%	31.62	Whole Foods, Nordstrom Rack
Veranda Shoppes	Miami-Fort Lauderdale-West Palm Beach	FL	30%	2017	2007	9,000	45	100.0%	27.50	Publix
Village Center	Tampa-St. Petersburg-Clearwater	FL		1995	1993	—	187	95.7%	20.15	Publix
Waterstone Plaza	Miami-Fort Lauderdale-West Palm Beach	FL		2017	2005	—	61	100.0%	16.69	Publix
Welleby Plaza	Miami-Fort Lauderdale-West Palm Beach	FL		1996	1982	—	110	97.0%	13.55	Publix
Wellington Town Square	Miami-Fort Lauderdale-West Palm Beach	FL		1996	1982	—	112	100.0%	25.46	Publix
West Bird Plaza	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1977	—	100	86.5%	18.38	Publix
West Lake Shopping Center	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1984	—	101	95.8%	18.84	Winn-Dixie
Westchase	Tampa-St. Petersburg-Clearwater	FL		2007	1998	—	79	100.0%	16.73	Publix
Westport Plaza	Miami-Fort Lauderdale-West Palm Beach	FL		2017	2002	2,651	47	100.0%	18.93	Publix
Willa Springs	Orlando-Kissimmee-Sanford	FL	20%	2000	2000	16,700	90	100.0%	21.07	Publix
Young Circle Shopping Center	Miami-Fort Lauderdale-West Palm Beach	FL		2017	1962	—	65	94.8%	15.12	Publix
Ashford Place	Atlanta-Sandy Springs-Roswell	GA		1997	1993	—	53	100.0%	21.75	--
Briarcliff La Vista	Atlanta-Sandy Springs-Roswell	GA		1997	1962	—	43	100.0%	20.43	--
Briarcliff Village (6)	Atlanta-Sandy Springs-Roswell	GA		1997	1990	—	190	98.4%	16.38	Publix

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SF
Bridgemill Market	Atlanta-Sandy Springs-Roswell	GA		2017	2000	5,109	89	86.1%	16.03	Publix
Brighten Park	Atlanta-Sandy Springs-Roswell	GA		1997	1986	—	137	95.7%	25.90	The Fresh Market
Buckhead Court	Atlanta-Sandy Springs-Roswell	GA		1997	1984	—	49	98.2%	26.44	--
Buckhead Station	Atlanta-Sandy Springs-Roswell	GA		2017	1996	—	234	100.0%	24.12	Nordstrom Rack, TJ Maxx, Bed, Bath & Beyond
Cambridge Square	Atlanta-Sandy Springs-Roswell	GA		1996	1979	—	71	100.0%	15.59	Kroger
Chastain Square	Atlanta-Sandy Springs-Roswell	GA		2017	1981	—	92	98.4%	21.83	Publix
Cornerstone Square	Atlanta-Sandy Springs-Roswell	GA		1997	1990	—	80	100.0%	17.24	Aldi
Sope Creek Crossing	Atlanta-Sandy Springs-Roswell	GA		1998	1991	—	99	91.9%	16.24	Publix
Dunwoody Hall	Atlanta-Sandy Springs-Roswell	GA	20%	1997	1986	13,800	86	83.8%	19.89	Publix
Dunwoody Village	Atlanta-Sandy Springs-Roswell	GA		1997	1975	—	121	94.3%	19.93	The Fresh Market
Howell Mill Village (6)	Atlanta-Sandy Springs-Roswell	GA		2004	1984	—	92	98.6%	22.81	Publix
Paces Ferry Plaza (6)	Atlanta-Sandy Springs-Roswell	GA		1997	1987	—	82	99.9%	36.70	365 by Whole Foods
Piedmont Peachtree Crossing	Atlanta-Sandy Springs-Roswell	GA		2017	1978	—	152	84.3%	21.30	Kroger
Powers Ferry Square	Atlanta-Sandy Springs-Roswell	GA		1997	1987	—	101	100.0%	31.67	--
Powers Ferry Village	Atlanta-Sandy Springs-Roswell	GA		1997	1994	—	79	100.0%	10.89	Publix
Russell Ridge	Atlanta-Sandy Springs-Roswell	GA		1994	1995	—	101	98.6%	13.17	Kroger
Sandy Springs	Atlanta-Sandy Springs-Roswell	GA		2012	2006	—	116	92.2%	22.79	Trader Joe's
The Shops at Hampton Oaks	Atlanta-Sandy Springs-Roswell	GA		2017	2009	—	21	56.3%	11.18	--
Williamsburg at Dunwoody	Atlanta-Sandy Springs-Roswell	GA		2017	1983	—	45	81.3%	25.48	--
Civic Center Plaza	Chicago-Naperville-Elgin	IL	40%	2005	1989	22,000	265	97.1%	11.29	Super H Mart, Home Depot
Clybourn Commons	Chicago-Naperville-Elgin	IL		2014	1999	—	32	83.3%	37.09	--
Glen Oak Plaza	Chicago-Naperville-Elgin	IL		2010	1967	—	63	96.6%	23.98	Trader Joe's
Hinsdale	Chicago-Naperville-Elgin	IL		1998	1986	—	179	93.7%	15.43	Whole Foods
Mellody Farm (7)	Chicago-Naperville-Elgin	IL		2017	2017	—	259	78.1%	26.46	Whole Foods
Riverside Sq & River's Edge	Chicago-Naperville-Elgin	IL	40%	2005	1986	14,369	169	94.6%	17.88	Mariano's Fresh Market
Roscoe Square	Chicago-Naperville-Elgin	IL	40%	2005	1981	10,847	140	100.0%	21.43	Mariano's Fresh Market
Stonebrook Plaza Shopping Center	Chicago-Naperville-Elgin	IL	40%	2005	1984	7,676	96	96.9%	12.34	Jewel-Osco
Westchester Commons	Chicago-Naperville-Elgin	IL		2001	1984	—	139	91.5%	17.95	Mariano's Fresh Market
Willow Festival (6)	Chicago-Naperville-Elgin	IL		2010	2007	39,505	404	98.2%	17.92	Whole Foods, Lowe's
Shops on Main	Chicago-Naperville-Elgin	IN	93%	2013	2013	—	254	98.4%	15.81	Whole Foods, Dick's Sporting Goods
Willow Lake Shopping Center	Indianapolis-Carmel-Anderson	IN	40%	2005	1987	—	86	100.0%	17.48	(Kroger)
Willow Lake West Shopping Center	Indianapolis-Carmel-Anderson	IN	40%	2005	2001	10,000	53	100.0%	25.99	Trader Joe's
Ambassador Row	Lafayette	LA		2017	1980	—	195	93.5%	12.17	--
Ambassador Row Courtyards	Lafayette	LA		2017	1986	—	150	81.2%	10.03	Bed Bath & Beyond
Bluebonnet Village	Baton Rouge	LA		2017	1983	—	102	88.7%	13.54	Rouses Market
Elmwood Oaks Shopping Center	New Orleans-Metairie	LA		2017	1989	—	136	100.0%	10.11	Academy Sports
Siegen Village	Baton Rouge	LA		2017	1988	—	170	98.9%	11.28	--

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SF
Fellsway Plaza	Boston-Cambridge-Newton	MA	75%	2013	1959	37,500	155	100.0%	23.19	Stop & Shop
Northborough Crossing	Worcester	MA	30%	2017	2011	61,964	646	98.2%	13.13	Wegmans, BJ's Wholesale Club, Kohl's,Dick's Sporting Goods, Pottery Barn Outlet
Old Connecticut Path	Boston-Cambridge-Newton	MA	30%	2017	1994	—	80	100.0%	21.30	Stop & Shop
Shaw's at Plymouth	Boston-Cambridge-Newton	MA		2017	1993	—	60	100.0%	17.58	Shaw's
Shops at Saugus	Boston-Cambridge-Newton	MA		2006	2006	—	87	94.7%	29.69	Trader Joe's
Star's at Cambridge	Boston-Cambridge-Newton	MA		2017	1953	—	66	100.0%	37.44	Star Market
Star's at Quincy	Boston-Cambridge-Newton	MA		2017	1965	—	101	100.0%	21.48	Star Market
Star's at West Roxbury	Boston-Cambridge-Newton	MA		2017	1973	—	76	100.0%	24.71	Star Market
The Abbot (fka The Collection at Harvard Square)	Boston-Cambridge-Newton	MA		2017	1906	—	41	86.9%	58.16	--
Twin City Plaza	Boston-Cambridge-Newton	MA		2006	2004	—	285	100.0%	20.19	Shaw's, Marshall's
Whole Foods at Swampscott	Boston-Cambridge-Newton	MA		2017	1967	—	36	100.0%	24.95	Whole Foods
Burnt Mills (6)	Washington-Arlington-Alexandria	MD	20%	2013	2004	7,000	31	89.1%	37.65	Trader Joe's
Cloppers Mill Village	Washington-Arlington-Alexandria	MD	40%	2005	1995	—	137	99.0%	18.23	Shoppers Food Warehouse
Festival at Woodholme	Baltimore-Columbia-Towson	MD	40%	2005	1986	19,964	81	98.5%	39.03	Trader Joe's
Firstfield Shopping Center	Washington-Arlington-Alexandria	MD	40%	2005	1978	—	22	100.0%	40.29	--
King Farm Village Center	Washington-Arlington-Alexandria	MD	25%	2004	2001	—	118	93.5%	25.38	Safeway
Parkville Shopping Center	Baltimore-Columbia-Towson	MD	40%	2005	1961	11,077	165	89.9%	16.71	Giant Food
Southside Marketplace	Baltimore-Columbia-Towson	MD	40%	2005	1990	13,773	125	95.5%	20.79	Shoppers Food Warehouse
Takoma Park	Washington-Arlington-Alexandria	MD	40%	2005	1960	—	104	99.2%	13.44	Shoppers Food Warehouse
Valley Centre	Baltimore-Columbia-Towson	MD	40%	2005	1987	18,024	220	97.3%	16.99	Aldi, TJ Maxx
Village at Lee Airpark (6)	Baltimore-Columbia-Towson	MD		2005	2005	—	117	99.0%	28.95	Giant Food, (Sunrise)
Watkins Park Plaza	Washington-Arlington-Alexandria	MD	40%	2005	1985	—	111	98.5%	26.31	LA Fitness
Westwood - Manor Care	Washington-Arlington-Alexandria	MD		2017	1976	—	41	—%	—	--
Westwood Shopping Center	Washington-Arlington-Alexandria	MD		2017	1960	—	213	94.3%	51.30	Giant Food
Woodmoor Shopping Center	Washington-Arlington-Alexandria	MD	40%	2005	1954	5,985	69	98.1%	32.37	--
Fenton Marketplace	Flint	MI		1999	1999	—	97	100.0%	8.43	Family Farm & Home
Apple Valley Square	Minneapolis-St. Paul-Bloomington	MN	25%	2006	1998	—	176	100.0%	14.72	Jo-Ann Fabrics, Experience Fitness, (Burlington Coat Factory)
Calhoun Commons	Minneapolis-St. Paul-Bloomington	MN	25%	2011	1999	667	66	100.0%	24.46	Whole Foods
Colonial Square	Minneapolis-St. Paul-Bloomington	MN	40%	2005	1959	9,282	93	98.6%	24.28	Lund's
Rockford Road Plaza	Minneapolis-St. Paul-Bloomington	MN	40%	2005	1991	20,000	204	100.0%	12.99	Kohl's
Rockridge Center	Minneapolis-St. Paul-Bloomington	MN	20%	2011	2006	14,500	125	95.9%	13.89	Cub Foods
Brentwood Plaza	St. Louis	MO		2007	2002	—	60	100.0%	10.81	Schnucks
Bridgeton	St. Louis	MO		2007	2005	—	71	100.0%	12.13	Schnucks, (Home Depot)
Dardenne Crossing	St. Louis	MO		2007	1996	—	67	100.0%	10.93	Schnucks
Kirkwood Commons	St. Louis	MO		2007	2000	8,742	210	100.0%	10.14	Wal-Mart, (Target), (Lowe's)

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SF
Cameron Village	Raleigh	NC	30%	2004	1949	60,000	558	98.1%	23.13	Harris Teeter, The Fresh Market
Carmel Commons	Charlotte-Concord-Gastonia	NC		1997	1979	—	133	98.5%	20.75	The Fresh Market
Cochran Commons	Charlotte-Concord-Gastonia	NC	20%	2007	2003	4,691	66	97.4%	16.43	Harris Teeter
Market at Colonnade Center	Raleigh	NC		2009	2009	—	58	100.0%	27.47	Whole Foods
Glenwood Village	Raleigh	NC		1997	1983	—	43	100.0%	16.68	Harris Teeter
Harris Crossing	Raleigh	NC		2007	2007	—	65	96.0%	8.98	Harris Teeter
Holly Park	Raleigh	NC	99%	2013	1969	—	160	89.6%	17.33	Trader Joe's
Lake Pine Plaza	Raleigh	NC		1998	1997	—	88	96.8%	12.73	Kroger
Midtown East (7)	Raleigh	NC	50%	2017	2017	14,384	174	84.8%	19.02	Wegmans
Phillips Place	Charlotte-Concord-Gastonia	NC	50%	2012	2005	40,000	133	84.3%	33.81	--
Providence Commons	Charlotte-Concord-Gastonia	NC	25%	2010	1994	—	74	100.0%	18.55	Harris Teeter
Ridgewood Shopping Center	Raleigh	NC	20%	2018	1951	10,182	93	90.4%	16.99	Whole Foods
Shops at Erwin Mill	Durham-Chapel Hill	NC	55%	2012	2012	10,000	87	100.0%	18.10	Harris Teeter
Shoppes of Kildaire	Raleigh	NC	40%	2005	1986	20,000	145	96.7%	18.69	Trader Joe's, Aldi
Southpoint Crossing	Durham-Chapel Hill	NC		1998	1998	—	103	100.0%	16.34	Kroger
Sutton Square	Raleigh	NC	20%	2006	1985	—	101	98.7%	19.36	The Fresh Market
Village Plaza	Durham-Chapel Hill	NC	20%	2012	1975/2018	8,000	73	86.8%	19.77	Whole Foods
Willow Oaks Crossing	Charlotte-Concord-Gastonia	NC		2014	2014	—	69	94.9%	17.13	Publix
Woodcroft Shopping Center	Durham-Chapel Hill	NC		1996	1984	—	90	98.4%	13.45	Food Lion
Chimney Rock (6)	New York-Newark-Jersey City	NJ		2016	2016	—	218	96.9%	34.56	Whole Foods, Nordstrom Rack
District at Metuchen (6)	New York-Newark-Jersey City	NJ	20%	2018	2017	16,000	67	100.0%	29.29	0
Haddon Commons	Philadelphia-Camden-Wilmington	NJ	40%	2005	1985	—	54	100.0%	13.78	Acme Markets
Plaza Square	New York-Newark-Jersey City	NJ	40%	2005	1990	12,887	104	92.9%	22.51	Shop Rite
Riverfront Plaza	New York-Newark-Jersey City	NJ	30%	2017	1997	24,000	129	95.9%	25.45	ShopRite
101 7th Avenue	New York-Newark-Jersey City	NY		2017	1930	—	57	100.0%	79.13	Barney's New York
1175 Third Avenue	New York-Newark-Jersey City	NY		2017	1995	—	25	100.0%	116.62	The Food Emporium
1225-1239 Second Ave	New York-Newark-Jersey City	NY		2017	1964	—	18	100.0%	116.47	--
90 - 30 Metropolitan Avenue	New York-Newark-Jersey City	NY		2017	2007	—	60	93.9%	34.27	Trader Joe's
Broadway Plaza (6)	New York-Newark-Jersey City	NY		2017	2014	—	147	97.2%	35.59	Aldi
Clocktower Plaza Shopping Ctr (6)	New York-Newark-Jersey City	NY		2017	1985	—	79	93.6%	48.09	Stop & Shop
Gallery At Westbury Plaza	New York-Newark-Jersey City	NY		2017	2013	—	312	99.5%	48.47	Trader Joe's, Nordstrom Rack
Hewlett Crossing I & II	New York-Newark-Jersey City	NY		2018	1954	9,559	53	96.3%	35.75	Petco
Rivertowns Square	New York-Newark-Jersey City	NY		2018	2016	—	116	89.8%	35.97	Brooklyn Harvest Market, Ipic Theaters
The Point at Garden City Park (6)	New York-Newark-Jersey City	NY		2016	1965	—	105	97.8%	21.37	King Kullen
Lake Grove Commons	New York-Newark-Jersey City	NY	40%	2012	2008	50,000	141	100.0%	33.96	Whole Foods, LA Fitness
The Gallery at Westbury Plaza	New York-Newark-Jersey City	NY		2017	1993	88,000	394	100.0%	24.45	Wal-Mart, Costco, Marshalls, Total Wine and More
Cherry Grove	Cincinnati	OH		1998	1997	—	196	98.2%	12.04	Kroger

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SF
East Pointe	Columbus	OH		1998	1993	—	107	100.0%	10.53	Kroger
Hyde Park	Cincinnati	OH		1997	1995	—	397	99.5%	16.29	Kroger, Remke Markets
Kroger New Albany Center	Columbus	OH	50%	1999	1999	—	93	100.0%	12.78	Kroger
Northgate Plaza (Maxtown Road)	Columbus	OH		1998	1996	—	114	100.0%	11.51	Kroger, (Home Depot)
Red Bank Village	Cincinnati	OH		2006	2006	—	176	100.0%	7.51	Wal-Mart
Regency Commons	Cincinnati	OH		2004	2004	—	34	95.2%	25.46	--
West Chester Plaza	Cincinnati	OH		1998	1988	—	88	100.0%	9.95	Kroger
Corvallis Market Center	Corvallis	OR		2006	2006	—	85	100.0%	21.18	Trader Joe's
Greenway Town Center	Portland-Vancouver-Hillsboro	OR	40%	2005	1979	11,311	93	100.0%	14.61	Whole Foods
Murrayhill Marketplace	Portland-Vancouver-Hillsboro	OR		1999	1988	—	150	86.0%	18.59	Safeway
Northgate Marketplace	Medford	OR		2011	2011	—	81	100.0%	23.40	Trader Joe's
Northgate Marketplace Ph II	Medford	OR		2015	2015	—	177	96.2%	16.08	Dick's Sporting Goods
Sherwood Crossroads	Portland-Vancouver-Hillsboro	OR		1999	1999	—	88	98.4%	11.35	Safeway
Tanasbourne Market (6)	Portland-Vancouver-Hillsboro	OR		2006	2006	—	71	100.0%	30.11	Whole Foods
Walker Center	Portland-Vancouver-Hillsboro	OR		1999	1987	—	90	100.0%	21.08	Bed, Bath & Beyond
Allen Street Shopping Center	Allentown-Bethlehem-Easton	PA	40%	2005	1958	—	46	100.0%	15.10	Ahart's Market
City Avenue Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1960	—	162	94.2%	21.08	Ross Dress for Less
Gateway Shopping Center	Philadelphia-Camden-Wilmington	PA		2004	1960	—	221	97.9%	31.86	Trader Joe's
Hershey (6)	Other	PA		2000	2000	—	6	100.0%	28.00	--
Lower Nazareth Commons	Allentown-Bethlehem-Easton	PA		2007	2007	—	90	98.7%	25.74	(Wegmans), (Target)
Mercer Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1988	10,454	91	96.7%	24.12	Weis Markets
Newtown Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1970	10,273	143	88.2%	18.71	Acme Markets
Stefko Boulevard Shopping Center (6)	Allentown-Bethlehem-Easton	PA	40%	2005	1976	—	134	96.1%	10.58	Valley Farm Market
Warwick Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1999	9,192	90	97.1%	21.24	Giant Food
Indigo Square (7)	Charleston-North Charleston	SC		2017	2017	—	51	94.8%	28.59	--
Merchants Village	Charleston-North Charleston	SC	40%	1997	1997	9,000	80	100.0%	16.68	Publix
Harpeth Village Fieldstone	Nashville-Davidson--Murfreesboro--Franklin	TN		1997	1998	—	70	100.0%	15.59	Publix
Northlake Village	Nashville-Davidson--Murfreesboro--Franklin	TN		2000	1988	—	138	98.0%	13.98	Kroger
Peartree Village	Nashville-Davidson--Murfreesboro--Franklin	TN		1997	1997	—	110	100.0%	19.84	Kroger
Alden Bridge	Houston-The Woodlands-Sugar Land	TX	20%	2002	1998	26,000	139	98.8%	20.26	Kroger
Bethany Park Place	Dallas-Fort Worth-Arlington	TX	20%	1998	1998	10,200	99	100.0%	11.83	Kroger
CityLine Market	Dallas-Fort Worth-Arlington	TX		2014	2014	—	81	100.0%	27.35	Whole Foods
CityLine Market Phase II	Dallas-Fort Worth-Arlington	TX		2014	2015	—	22	100.0%	26.66	--
Cochran's Crossing	Houston-The Woodlands-Sugar Land	TX		2002	1994	—	138	95.5%	18.86	Kroger
Hancock	Austin-Round Rock	TX		1999	1998	—	410	98.9%	16.09	H.E.B., Sears
Hickory Creek Plaza	Dallas-Fort Worth-Arlington	TX		2006	2006	—	28	100.0%	26.79	(Kroger)

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SF
Hillcrest Village	Dallas-Fort Worth-Arlington	TX		1999	1991	—	15	100.0%	47.33	--
Indian Springs Center	Houston-The Woodlands-Sugar Land	TX		2002	2003	—	137	100.0%	24.38	H.E.B.
Keller Town Center	Dallas-Fort Worth-Arlington	TX		1999	1999	—	120	99.0%	16.09	Tom Thumb
Lebanon/Legacy Center	Dallas-Fort Worth-Arlington	TX		2000	2002	—	56	96.5%	26.33	(Wal-Mart)
Market at Preston Forest	Dallas-Fort Worth-Arlington	TX		1999	1990	—	96	98.9%	20.77	Tom Thumb
Market at Round Rock	Austin-Round Rock	TX		1999	1987	—	123	98.6%	18.44	Sprout's Markets
Market at Springwoods Village	Houston-The Woodlands-Sugar Land	TX	53%	2016	2016	10,309	167	94.3%	15.88	Kroger
Mockingbird Common	Dallas-Fort Worth-Arlington	TX		1999	1987	—	120	93.8%	17.92	Tom Thumb
North Hills	Austin-Round Rock	TX		1999	1995	—	144	96.4%	22.81	H.E.B.
Panther Creek	Houston-The Woodlands-Sugar Land	TX		2002	1994	—	166	98.6%	22.81	Randall's Food
Prestonbrook	Dallas-Fort Worth-Arlington	TX		1998	1998	—	92	93.1%	14.08	Kroger
Preston Oaks (6)	Dallas-Fort Worth-Arlington	TX		2013	1991	—	104	99.5%	33.58	H.E.B. Central Market
Shiloh Springs	Dallas-Fort Worth-Arlington	TX	20%	1998	1998	—	110	91.8%	14.21	Kroger
Shops at Mira Vista	Austin-Round Rock	TX		2014	2002	225	68	100.0%	22.86	Trader Joe's
Southpark at Cinco Ranch	Houston-The Woodlands-Sugar Land	TX		2012	2012	—	265	98.8%	13.61	Kroger, Academy Sports
Sterling Ridge	Houston-The Woodlands-Sugar Land	TX		2002	2000	—	129	98.5%	20.79	Kroger
Sweetwater Plaza	Houston-The Woodlands-Sugar Land	TX	20%	2001	2000	10,489	134	100.0%	17.79	Kroger
Tech Ridge Center	Austin-Round Rock	TX		2011	2001	5,694	185	96.6%	23.91	H.E.B.
The Village at Riverstone (7)	Houston-The Woodlands-Sugar Land	TX		2016	2016	—	167	91.3%	14.97	Kroger
Weslayan Plaza East	Houston-The Woodlands-Sugar Land	TX	40%	2005	1969	—	169	100.0%	19.87	Berings
Weslayan Plaza West	Houston-The Woodlands-Sugar Land	TX	40%	2005	1969	36,288	186	96.8%	20.26	Randall's Food
Westwood Village	Houston-The Woodlands-Sugar Land	TX		2006	2006	—	187	96.4%	19.43	(Target)
Woodway Collection	Houston-The Woodlands-Sugar Land	TX	40%	2005	1974	8,321	97	100.0%	29.06	Whole Foods
Ashburn Farm Market Center	Washington-Arlington-Alexandria	VA		2000	2000	—	92	98.3%	26.50	Giant Food
Ashburn Farm Village Center	Washington-Arlington-Alexandria	VA	40%	2005	1996	—	89	100.0%	14.66	Global Food
Belmont Chase	Washington-Arlington-Alexandria	VA		2014	2014	—	91	100.0%	30.78	Whole Foods
Braemar Shopping Center	Washington-Arlington-Alexandria	VA	25%	2004	2004	10,558	96	97.9%	22.26	Safeway
Carytown Exchange (7)	Richmond	VA	8%	2018	2018	—	107	46.3%	14.37	0
Centre Ridge Marketplace	Washington-Arlington-Alexandria	VA	40%	2005	1996	12,726	107	98.9%	19.34	---
Point 50 (fka Fairfax Shopping Center)	Washington-Arlington-Alexandria	VA		2007	1955	—	48	62.4%	22.00	365 by Whole Foods
Festival at Manchester Lakes (6)	Washington-Arlington-Alexandria	VA	40%	2005	1990	22,079	169	93.9%	28.02	Shoppers Food Warehouse
Fox Mill Shopping Center	Washington-Arlington-Alexandria	VA	40%	2005	1977	15,286	103	98.1%	25.19	Giant Food
Gayton Crossing	Richmond	VA	40%	2005	1983	—	158	86.3%	16.12	(Kroger)
Greenbriar Town Center	Washington-Arlington-Alexandria	VA	40%	2005	1972	47,853	340	98.0%	26.32	Giant Food
Hanover Village Shopping Center	Richmond	VA	40%	2005	1971	—	90	100.0%	9.18	Aldi
Kamp Washington Shopping Center	Washington-Arlington-Alexandria	VA	40%	2005	1960	—	72	99.1%	37.67	Earth Fare
Kings Park Shopping Center (6)	Washington-Arlington-Alexandria	VA	40%	2005	1966	12,917	93	98.0%	29.14	Giant Food

Property Name	(1) CBSA	State	(2) Owner-ship Interest	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	(3) Percent Leased	(4) Average Base Rent (Per Sq Ft)	(5) Grocer(s) & Major Tenant(s) >35,000 SF
Lorton Station Marketplace	Washington-Arlington-Alexandria	VA	20%	2006	2005	9,875	132	90.5%	23.76	Shoppers Food Warehouse
Market Common Clarendon	Washington-Arlington-Alexandria	VA		2016	2001	—	422	71.5%	33.63	Whole Foods, Crate & Barrel
Saratoga Shopping Center	Washington-Arlington-Alexandria	VA	40%	2005	1977	10,544	113	100.0%	20.78	Giant Food
Shops at County Center	Washington-Arlington-Alexandria	VA		2005	2005	—	97	87.8%	19.64	Harris Teeter
Shops at Stonewall	Washington-Arlington-Alexandria	VA		2007	2011	—	308	100.0%	18.36	Wegmans, Dick's Sporting Goods
The Field at Commonwealth	Washington-Arlington-Alexandria	VA		2017	2017	—	167	95.8%	20.92	Wegmans
Town Center at Sterling Shopping Center	Washington-Arlington-Alexandria	VA	40%	2005	1980	—	187	85.6%	21.71	Giant Food
Village Center at Dulles	Washington-Arlington-Alexandria	VA	20%	2002	1991	39,118	301	92.6%	27.87	Gold's Gym, Giant
Village Shopping Center	Richmond	VA	40%	2005	1948	15,064	111	93.8%	24.42	Publix
Willston Centre I	Washington-Arlington-Alexandria	VA	40%	2005	1952	—	105	90.8%	26.07	--
Willston Centre II	Washington-Arlington-Alexandria	VA	40%	2005	1986	26,588	136	99.1%	25.78	Safeway, (Target)
Aurora Marketplace	Seattle-Tacoma-Bellevue	WA	40%	2005	1991	10,917	107	100.0%	16.37	Safeway
Ballard Blocks I	Seattle-Tacoma-Bellevue	WA	50%	2018	2007	—	132	94.6%	23.89	Trader Joe's, LA Fitness
Ballard Blocks II (7)	Seattle-Tacoma-Bellevue	WA	50%	2018	2018	—	114	79.1%	33.60	PCC Community Markets
Broadway Market (6)	Seattle-Tacoma-Bellevue	WA	20%	2014	1988	21,500	140	98.4%	24.40	Quality Food Centers
Cascade Plaza	Seattle-Tacoma-Bellevue	WA	20%	1999	1999	13,672	206	95.6%	12.20	Safeway
Eastgate Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	1956	9,733	79	100.0%	27.50	Safeway
Grand Ridge Plaza	Seattle-Tacoma-Bellevue	WA		2012	2012	—	331	100.0%	24.64	Safeway, Regal Cinemas
Inglewood Plaza	Seattle-Tacoma-Bellevue	WA		1999	1985	—	17	93.7%	40.38	--
Klahanie Shopping Center	Seattle-Tacoma-Bellevue	WA		2016	1998	—	67	98.4%	32.60	(QFC)
Overlake Fashion Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	1987	—	81	100.0%	24.92	(Sears)
Pine Lake Village	Seattle-Tacoma-Bellevue	WA		1999	1989	—	103	97.0%	24.01	Quality Food Centers
Roosevelt Square	Seattle-Tacoma-Bellevue	WA		2017	2017	—	148	100.0%	23.21	Whole Foods
Sammamish-Highlands	Seattle-Tacoma-Bellevue	WA		1999	1992	—	101	100.0%	33.80	(Safeway)
Southcenter	Seattle-Tacoma-Bellevue	WA		1999	1990	—	58	100.0%	29.95	(Target)
Regency Centers Total						$2,145,538	53,568	95.6%	$21.82

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
(6) The ground underlying the building and improvements is not owned by Regency or its unconsolidated real estate partnerships, but is subject to a ground lease.
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

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Since November 13, 2018, our common stock has traded on NASDAQ under the symbol "REG." Before November 13, 2018, our common stock traded on the NYSE, also under the symbol "REG".
As of February 7, 2019, there were 70,487 holders of common equity.
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
Under the revolving credit agreement of our line of credit, in the event of any monetary default, we may not make distributions to stockholders except to the extent necessary to maintain our REIT status.
There were no unregistered sales of equity securities during the quarter ended December 31, 2018.
The following table represents information with respect to purchases by the Parent Company of its common stock during the months in the three month period ended December 31, 2018:

Period	Total number of shares purchased (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Average price paid per share	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2018, through October 31, 2018	—	—	$—	$125,009,963
November 1, 2018, through November 30, 2018	—	—	$—	$125,009,963
December 1, 2018, through December 31, 2018	—	2,107,124	$57.70	$3,371,220

(1) Represents shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.
(2) On February 7, 2018, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is scheduled to expire on February 6, 2020. Through December 31, 2018, the Company has repurchased 4,252,333 shares for $246.5 million. On February 5, 2019, the Company's Board authorized a new repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million under terms and conditions similar to the predecessor plan. Any additional shares purchased will be under the new program.

The performance graph furnished below shows Regency's cumulative total stockholder return to the S&P 500 Index, the FTSE NAREIT Equity REIT Index, and the FTSE NAREIT Equity Shopping Centers index since December 31, 2013. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18

Regency Centers Corporation	$100.00	142.54	156.83	163.05	168.90	148.61
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
FTSE NAREIT Equity REITs	100.00	130.14	134.30	145.74	153.36	146.27
FTSE NAREIT Equity Shopping Centers	100.00	129.96	136.10	141.10	125.06	106.87

Item 6. Selected Financial Data
The following table sets forth Selected Financial Data for the Company on a historical basis for the five years ended December 31, 2018 (in thousands, except per share and unit data, number of properties, and ratio of earnings to fixed charges). This historical Selected Financial Data has been derived from the audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements of Regency Centers Corporation and Regency Centers, L.P. (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.
Parent Company

	2018	2017 (1)	2016	2015	2014
Operating data:
Revenues	$1,120,975	984,326	614,371	569,763	537,898
Operating expenses	740,806	744,763	403,152	365,098	353,348
Total other expense (income)	170,818	113,661	100,745	74,630	27,969
Income from operations before equity in income of investments in real estate partnerships and income taxes	209,351	125,902	110,474	130,035	156,581
Equity in income of investments in real estate partnerships	42,974	43,341	56,518	22,508	31,270
Deferred income tax benefit of taxable REIT subsidiary	—	(9,737)	—	—	(996)
Net income	252,325	178,980	166,992	152,543	188,847
Income attributable to noncontrolling interests	(3,198)	(2,903)	(2,070)	(2,487)	(1,457)
Net income attributable to the Company	249,127	176,077	164,922	150,056	187,390
Preferred stock dividends and issuance costs	—	(16,128)	(21,062)	(21,062)	(21,062)
Net income attributable to common stockholders	$249,127	159,949	143,860	128,994	166,328
Income per common share - diluted	$1.46	1.00	1.42	1.36	1.80
NAREIT FFO (2)	652,857	494,843	277,301	276,515	269,149
Other information:
Net cash provided by operating activities (3)	$610,327	469,784	297,177	285,543	277,742
Net cash used in investing activities (3)	(106,024)	(1,007,230)	(408,632)	(139,346)	(210,290)
Net cash (used in) provided by financing activities (3)	(508,494)	568,948	88,711	(223,117)	(34,360)
Dividends paid to common stockholders and unit holders	376,755	323,285	201,336	181,691	172,900
Common dividends declared per share	2.22	2.10	2.00	1.94	1.88
Common stock outstanding including exchangeable operating partnership units	168,254	171,715	104,651	97,367	94,262
Balance sheet data:
Real estate investments before accumulated depreciation	$11,326,163	11,279,125	5,230,198	4,852,106	4,743,053
Total assets	10,944,663	11,145,717	4,488,906	4,182,881	4,197,170
Total debt	3,715,212	3,594,977	1,642,420	1,864,285	2,021,357
Total liabilities	4,494,495	4,412,663	1,864,404	2,100,261	2,260,688
Total stockholders’ equity	6,397,970	6,692,052	2,591,301	2,054,109	1,906,592
Total noncontrolling interests	52,198	41,002	33,201	28,511	29,890

(1) 2017 reflects the results of our merger with Equity One on March 1, 2017, and therefore only includes ten months of operating results for the Equity One portfolio, but also includes merger and integration related costs within Operating expenses.

(2) See Item 1, Defined Terms, for the definition of NAREIT FFO and Item 7, Supplemental Earnings Information, for a reconciliation to the nearest GAAP measure.
(3) On January 1, 2018, the Company retrospectively adopted Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which changed the classification and presentation of changes in the total of cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows. Amounts presented for the years ended December 31, 2017 and 2016 were restated to conform presentation.

Operating Partnership

	2018	2017 (1)	2016	2015	2014
Operating data:
Revenues	$1,120,975	984,326	614,371	569,763	537,898
Operating expenses	740,806	744,763	403,152	365,098	353,348
Total other expense (income)	170,818	113,661	100,745	74,630	27,969
Income from operations before equity in income of investments in real estate partnerships and income taxes	209,351	125,902	110,474	130,035	156,581
Equity in income of investments in real estate partnerships	42,974	43,341	56,518	22,508	31,270
Deferred income tax (benefit) of taxable REIT subsidiary	—	(9,737)	—	—	(996)
Net income	252,325	178,980	166,992	152,543	188,847
Income attributable to noncontrolling interests	(2,673)	(2,515)	(1,813)	(2,247)	(1,138)
Net income attributable to the Partnership	249,652	176,465	165,179	150,296	187,709
Preferred unit distributions and issuance costs	—	(16,128)	(21,062)	(21,062)	(21,062)
Net income attributable to common unit holders	$249,652	160,337	144,117	129,234	166,647
Income per common unit - diluted:	$1.46	1.00	1.42	1.36	1.80
NAREIT FFO (2)	652,857	494,843	277,301	276,515	269,149
Other information:
Net cash provided by operating activities (3)	$610,327	469,784	297,177	285,543	277,742
Net cash used in investing activities (3)	(106,024)	(1,007,230)	(408,632)	(139,346)	(210,290)
Net cash (used in) provided by financing activities (3)	(508,494)	568,948	88,711	(223,117)	(34,360)
Distributions paid on common units	376,755	323,285	201,336	181,691	172,900
Balance sheet data:
Real estate investments before accumulated depreciation	$11,326,163	11,279,125	5,230,198	4,852,106	4,743,053
Total assets	10,944,663	11,145,717	4,488,906	4,182,881	4,197,170
Total debt	3,715,212	3,594,977	1,642,420	1,864,285	2,021,357
Total liabilities	4,494,495	4,412,663	1,864,404	2,100,261	2,260,688
Total partners’ capital	6,408,636	6,702,959	2,589,334	2,052,134	1,904,678
Total noncontrolling interests	41,532	30,095	35,168	30,486	31,804

(1) 2017 reflects the results of our merger with Equity One on March 1, 2017, and therefore only includes ten months of operating results for the Equity One portfolio, but also includes merger and integration related costs within Operating expenses.

(2) See Item 1, Defined Terms, for the definition of NAREIT FFO and Item 7, Supplemental Earnings Information, for a reconciliation to the nearest GAAP measure.
(3) On January 1, 2018, the Company retrospectively adopted Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which changed the classification and presentation of changes in the total of cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows. Amounts presented for the years ended December 31, 2017 and 2016 were restated to conform presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executing on our Strategy
We reported Net income attributable to common stockholders of $249.1 million during the year ended December 31, 2018, as compared to $159.9 million, net of $80.7 million of merger costs, during the same period in 2017.
We sustained superior same property NOI growth:

•	We achieved pro-rata same property NOI growth, as adjusted, excluding termination fees, of 3.4%.

•	We executed 1,802 leasing transactions representing 6.2 million pro-rata SF of new and renewal leasing, with trailing twelve month rent spreads of 8.3% on comparable retail operating property spaces.

•	At December 31, 2018, our total property portfolio was 95.6% leased, while our same property portfolio was 96.1% leased.
We developed and redeveloped high quality shopping centers at attractive returns on investment:

•	We started three new developments representing a total pro-rata project investment of $80.5 million upon completion, with a weighted average projected return on investment of 7.1%.

•	We started eight new redevelopments representing a total pro-rata project investment of $112.2 million upon completion, with a weighted average projected return on investment of 8.3%.

•	Including these new projects, a total of 19 properties were in the process of development or redevelopment, representing a pro-rata investment upon completion of $389.9 million.

•	We completed four new developments representing a total pro-rata project investment of $167.7 million, with a weighted average return on investment of 7.4%.

•	We completed twelve new redevelopments representing a total pro-rata project investment of $184.4 million, with a weighted average return on investment of 6.9%.
We maintained a conservative balance sheet providing financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
On March 9, 2018, the Company received proceeds from the sale of $300.0 million of 4.125% senior unsecured public notes, which priced at 99.837% and mature in March 2028. $60 million of the proceeds was used to repay our unsecured revolving credit facility (the “Line”) and $163.2 million was used, in April, to early redeem our $150.0 million 6.0% senior unsecured public notes originally due June 2020, including accrued and unpaid interest through the redemption date and a make-whole amount. We used the remainder of the proceeds to repay 2018 mortgage maturities and for general corporate purposes.

•
On March 26, 2018, we amended and restated our Line. The amendment and restatement increases the size of the Line to $1.25 billion from $1.0 billion and extends the maturity date to March 23, 2022, with options to extend maturity for two additional six-month periods. Borrowings will bear interest at an annual rate of LIBOR plus 87.5 basis points, subject to our credit ratings, compared to a rate of 92.5 basis points under the previous facility. An annual facility fee of 15 basis points, subject to our credit ratings, applies to the Line.

•	During 2018, we repurchased $246.5 million of our common stock at a weighted average price per share of $57.97.

•	At December 31, 2018, our annualized net debt-to-operating EBITDAre ratio on a pro-rata basis was 5.3x.

Leasing Activity and Significant Tenants
We believe our high-quality, grocery anchored shopping centers located in densely populated, desirable infill trade areas create attractive spaces for retail tenants.
Pro-rata Occupancy
The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	December 31, 2018	December 31, 2017
% Leased – All properties	95.6%	95.5%
Anchor space	98.4%	98.1%
Shop space	90.9%	91.1%
The decline in shop space percent leased is driven by strategic vacancies in preparation for redevelopments.
Pro-rata Leasing Activity
The following table summarizes leasing activity, including our pro-rata share of activity within the portfolio of our co-investment partnerships:

Year ended December 31, 2018
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	38	625	$18.75	$29.78	$6.96
Renewal	99	2,886	15.18	0.60	0.35
Total Anchor Leases (1)	137	3,511	$15.82	$5.79	$1.52
Shop Space
New	519	890	$33.05	$28.17	$13.86
Renewal	1,146	1,838	33.65	0.83	2.13
Total Shop Space Leases (1)	1,665	2,728	$33.45	$9.75	$5.96
Total Leases	1,802	6,239	$23.53	$7.52	$3.46

(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.

Year ended December 31, 2017
	Leasing Transactions (1)(2)	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	39	895	$17.34	$29.56	$4.92
Renewal	87	2,465	14.47	0.02	0.46
Total Anchor Leases (1)	126	3,360	$15.24	$7.89	$1.65
Shop Space
New	548	952	$32.45	$26.81	$13.17
Renewal	1,175	2,005	31.31	1.47	2.40
Total Shop Space Leases (1)	1,723	2,957	$31.68	$9.63	$5.87
Total Leases	1,849	6,317	$22.93	$8.70	$3.62

(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
(2) For the year ending December 31, 2017, amounts include leasing activity of properties acquired from Equity One beginning March 1, 2017.

Total weighted average base rent on signed shop space leases during 2018 was $33.45 PSF and exceeds the average annual base rent of all shop space leases due to expire during the next 12 months of $30.62 PSF.
Significant Tenants and Concentrations of Risk
We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our most significant tenants, based on their percentage of annualized base rent:

	December 31, 2018
Anchor	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Publix	70	6.5%	3.2%
Kroger Co.	56	6.6%	3.0%
Albertsons Companies, Inc.	47	4.2%	2.8%
Whole Foods	32	2.4%	2.4%
TJX Companies	59	3.0%	2.3%

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
We closely monitor the operating performance and rent collections of tenants in our shopping centers as well as those retailers experiencing significant changes to their business models as a result of reduced customer traffic in their stores and increased competition from e-commerce sales. Retailers who are unable to withstand these and other business pressures may file for bankruptcy. Although base rent is supported by long-term lease contracts, tenants who file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to recover our claim and to release the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. Tenants who have filed for bankruptcy and continue to occupy space at December 31, 2018 in our shopping centers represent an aggregate of 0.4% of our annual base rent on a pro-rata basis.

Results from Operations
Comparison of the years ended December 31, 2018 and 2017:
Results from operations for the year ended December 31, 2017 reflect the results of our merger with Equity One on March 1, 2017, and therefore only includes ten months of operating results for the Equity One portfolio in 2017.
Our total revenues increased as summarized in the following table:

(in thousands)	2018	2017	Change
Minimum rent	$818,483	728,078	90,405
Percentage rent	7,486	6,635	851
Recoveries from tenants	245,196	206,675	38,521
Other income	21,316	16,780	4,536
Management, transaction, and other fees	28,494	26,158	2,336
Total revenues	$1,120,975	984,326	136,649
Minimum rent changed as follows:

•	$14.1 million increase from rent commencing at development properties;

•	$12.6 million increase from acquisitions of operating properties; and

•
$77.4 million increase at same properties, including $64.1 million from properties acquired through our merger with Equity One which only includes ten months of 2017 operating results. The remaining increase is driven by redevelopments, rental rate growth on new and renewal leases, and rent commencements;

•	reduced by $13.7 million from the sale of operating properties.
Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$4.4 million increase from rent commencing at development properties;

•	$2.9 million increase from acquisitions of operating properties; and

•
$34.4 million increase from same properties, including $26.7 million from properties acquired through our merger with Equity One which only includes ten months of 2017 operating results. The remaining increase is associated with higher recoverable costs;

•	reduced by $3.2 million from the sale of operating properties.
Other income, which consists of incidental income earned at our centers, increased $4.5 million from same properties, including $2.7 million from properties acquired through our merger with Equity One, primarily from termination and assignment fees.
Management, transaction and other fees increased $2.3 million due partially to an increase in development fees from active developments within unconsolidated partnerships, along with an increase in leasing and property management fees earned from unconsolidated partnerships.

Changes in our operating expenses are summarized in the following table:

(in thousands)	2018	2017	Change
Depreciation and amortization	$359,688	334,201	25,487
Operating and maintenance	168,034	143,990	24,044
General and administrative	65,491	67,624	(2,133)
Real estate taxes	137,856	109,723	28,133
Other operating expenses	9,737	89,225	(79,488)
Total operating expenses	$740,806	744,763	(3,957)
Depreciation and amortization costs changed as follows:

•	$6.4 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$6.0 million net increase from acquisitions of operating properties; and

•
$20.4 million net increase at same properties, including $15.9 million from properties acquired through our merger with Equity One which only includes ten months of 2017 operating results. The remaining increase is primarily attributable to redevelopment assets being placed in service;

•	reduced by $7.3 million from the sale of operating properties.
Operating and maintenance costs changed as follows:

•	$6.3 million increase from operations commencing at development properties;

•	$2.1 million increase from acquisitions of operating properties; and

•
$18.2 million increase at same properties, including $15.1 million from properties acquired through our merger with Equity One which only includes ten months of 2017 operating results. The remaining increase is primarily attributable to increases in recoverable costs;

•	reduced by $2.6 million from the sale of operating properties.
General and administrative changed as follows:

•	$4.9 million decrease in the value of participant obligations within the deferred compensation plan; and

•	$1.6 million net decrease in compensation and management consulting costs; offset by

•	$3.8 million increase from decreased leasing overhead capitalization due to the different mix of leasing transactions; and

•	$500,000 increase from lower development overhead capitalization based on the timing and size of current development and redevelopment projects.
Real estate taxes changed as follows:

•	$2.8 million increase from development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$2.3 million increase from acquisitions of operating properties; and

•
$24.4 million increase at same properties, including $19.9 million from properties acquired through the Equity One merger which only includes ten months of 2017 operating results. The remaining increase is from increased tax assessments;

•	reduced by $1.4 million from the sale of operating properties.
Other operating expenses decreased $79.5 million, primarily attributable to transaction costs related to the Equity One merger in 2017.

The following table presents the components of other expense (income):

(in thousands)	2018	2017	Change
Interest expense, net
Interest on notes payable	$129,299	119,301	9,998
Interest on unsecured credit facilities	18,999	14,677	4,322
Capitalized interest	(7,020)	(7,946)	926
Hedge expense	8,408	8,408	—
Interest income	(1,230)	(1,811)	581
Interest expense, net	148,456	132,629	15,827
Provision for impairment	38,437	—	38,437
Gain on sale of real estate, net of tax	(28,343)	(27,432)	(911)
Early extinguishment of debt	11,172	12,449	(1,277)
Net investment income	1,096	(3,985)	5,081
Total other expense (income)	$170,818	113,661	57,157
The $15.8 million net increase in total interest expense is due to:

•	$10.0 million net increase in interest on notes payable primarily due to:

◦	$7.6 million increase from the issuances of $950 million of new unsecured debt during 2017. The debt proceeds were used as follows:

▪	$325 million used to redeem all of our preferred stock,

▪	$415 million used to fund consideration paid to Equity One to repay its credit facilities not assumed by the Company in the merger, and

▪	$210 million used to retire mortgage loans and to reduce the outstanding balance on the Line;

◦	$3.4 million net increase from the issuance of $300 million of new unsecured debt in March 2018 to redeem $150 million of unsecured debt in April 2018, and to repurchase common stock;

◦	$3.2 million of additional interest on notes payable assumed with the Equity One merger; and

◦	$725,000 increase from amortization of additional debt premiums and loan costs from above debt issuances; offset by

◦	$4.9 million net decrease in mortgage interest expense primarily due to mortgage payoffs during 2018 and 2017.

•	further increased by $4.3 million in interest on unsecured credit facilities related to higher average balances primarily related to the Equity One merger and higher interest rates.
During 2018, we recognized $38.4 million of impairment losses, including $12.6 million of goodwill impairment, on ten operating properties and two land parcels, eight of which have been sold. Of the four remaining properties, three are included in Properties held for sale as of December 31, 2018. We did not recognize any impairments during 2017.
During 2018, we early redeemed $150 million of 6% senior unsecured notes resulting in $11.0 million of debt extinguishment costs. During 2017, we repaid nine mortgages with a portion of the proceeds from our unsecured public debt offering, and recognized $12.4 million of debt extinguishment costs.
Net investment income decreased $5.1 million, driven by valuation changes in the stock market, primarily attributable to investments held within the non-qualified deferred compensation plan.

Our equity in income of investments in real estate partnerships decreased as follows:

(in thousands)	Regency's Ownership	2018	2017	Change
GRI - Regency, LLC (GRIR)	40.00%	$29,614	27,440	2,174
Equity One JV Portfolio LLC (NYC)	30.00%	490	686	(196)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	1,311	3,620	(2,309)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	4,673	1,530	3,143
Cameron Village, LLC (Cameron)	30.00%	943	850	93
RegCal, LLC (RegCal)	25.00%	1,542	1,403	139
US Regency Retail I, LLC (USAA)	20.01%	937	4,456	(3,519)
Other investments in real estate partnerships	9.375% - 50.00%	3,464	3,356	108
Total equity in income of investments in real estate partnerships		$42,974	43,341	(367)
The $367,000 decrease in total Equity in income in investments in real estate partnerships is attributed to:

•	$2.2 million increase within GRIR primarily due to an increase in minimum rent across the portfolio of properties and reduced depreciation;

•	$2.3 million decrease within Columbia I due to our $2.4 million share of gains on the sale of real estate recognized in 2017;

•	$3.1 million increase within Columbia II due to our $3.1 million share of gains on the sale of real estate recognized in 2018; and

•	$3.5 million decrease within USAA due to our $3.3 million share of gains on the sale of real estate recognized in 2017.
The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

(in thousands)	2018	2017	Change
Income from operations	$252,325	169,243	83,082
Deferred income tax benefit	—	9,737	(9,737)
Income attributable to noncontrolling interests	(3,198)	(2,903)	(295)
Preferred stock dividends and issuance costs	—	(16,128)	16,128
Net income attributable to common stockholders	$249,127	159,949	89,178
Net income attributable to exchangeable operating partnership units	525	388	137
Net income attributable to common unit holders	$249,652	160,337	89,315
The $9.7 million income tax benefit during 2017 was due to revaluing the net deferred tax liability at a TRS entity acquired through the Equity One merger, as a result of the change in corporate tax rates from the 2017 Tax Cuts and Jobs Act.
During 2017, we redeemed all of our outstanding preferred stock.

Comparison of the years ended December 31, 2017 and 2016:
Results from operations for the year ended December 31, 2017 reflect the results of our merger with Equity One on March 1, 2017, and therefore only includes ten months of operating results for the Equity One portfolio in 2017.
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
Recoveries from tenants represent reimbursements to us for tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:

•	$1.7 million increase from rent commencing at development properties;

•	$1.9 million increase from acquisitions of operating properties;

•	$8.4 million increase from same properties associated with higher recoverable costs and an improvement in recovery rates; and

•	$68.6 million increase from properties acquired through the Equity One merger;

•	reduced by $1.7 million from the sale of operating properties.
Other income, which consists of incidental income earned at our centers, increased $3.8 million as follows:

•	$354,000 increase from development properties;

•	$1.0 million from acquisitions of operating properties; and

•	$3.9 million from properties acquired through the Equity One merger;

•	reduced by $1.4 million in same properties primarily due to other fee income in 2016.

Changes in our operating expenses are summarized in the following table:

(in thousands)	2017	2016	Change
Depreciation and amortization	$334,201	162,327	171,874
Operating and maintenance	143,990	95,022	48,968
General and administrative	67,624	65,327	2,297
Real estate taxes	109,723	66,395	43,328
Other operating expenses	89,225	14,081	75,144
Total operating expenses	$744,763	403,152	341,611
Depreciation and amortization costs changed as follows:

•	$2.8 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$2.7 million increase from acquisitions of operating properties and corporate assets;

•	$2.2 million increase at same properties, attributable primarily to redevelopments; and

•	$165.9 million increase from properties acquired through the Equity One merger;

•	reduced by $1.8 million from the sale of operating properties.
Operating and maintenance costs changed as follows:

•	$1.4 million increase from operations commencing at development properties;

•	$1.5 million increase from acquisitions of operating properties;

•	$1.0 million net increase from claims losses within the company's wholly-owned captive insurance program;

•	$1.0 million increase at same properties primarily attributable to recoverable costs; and

•	$45.3 million increase from properties acquired through the Equity One merger;

•	reduced by $1.2 million from the sale of operating properties.
General and administrative changed as follows:

•	$2.2 million increase in the value of participant obligations within the deferred compensation plan; and

•	$4.6 million increase in compensation costs related to additional staffing and incentive compensation as a result of the Equity One merger;

•	reduced by $4.5 million primarily from greater development overhead capitalization based on the progress and size of current development and redevelopment projects.
Real estate taxes changed as follows:

•	$782,000 increase from development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$1.3 million increase from acquisitions of operating properties;

•	$3.6 million increase at same properties from increased tax assessments; and

•	$38.6 million increase from properties acquired through the Equity One merger;

•	reduced by $1.0 million from sold properties.
Other operating expenses increased as follows:

•	$1.8 million increase in corporate expenses due to an increase in franchise taxes; and

•	$73.3 million increase primarily attributable to transaction costs related to the Equity One merger in March 2017.

The following table presents the components of other expense (income):

(in thousands)	2017	2016	Change
Interest expense, net
Interest on notes payable	$119,301	81,330	37,971
Interest on unsecured credit facilities	14,677	5,635	9,042
Capitalized interest	(7,946)	(3,481)	(4,465)
Hedge expense	8,408	8,408	—
Interest income	(1,811)	(1,180)	(631)
Interest expense, net	$132,629	90,712	41,917
Provision for impairment	—	4,200	(4,200)
Gain on sale of real estate, net of tax	(27,432)	(47,321)	19,889
Early extinguishment of debt	12,449	14,240	(1,791)
Net investment income	(3,985)	(1,672)	(2,313)
Loss on derivative instruments	—	40,586	(40,586)
Total other expense (income)	$113,661	100,745	12,916
The $41.9 million net increase in total interest expense is due to:

•	$38.0 million increase in interest on notes payable due to:

◦	$26.0 million of additional interest on notes payable assumed with the Equity One merger; and

◦	$29.7 million increase in interest attributable to the issuance of $950 million of new unsecured debt in 2017. The debt proceeds were used as follows:

▪	$325 million used to redeem all of our preferred stock,

▪	$415 million used to fund consideration paid to Equity One to repay its credit facilities not assumed by the Company in the merger, and

▪	$210 million used to retire mortgage loans and to reduce the outstanding balance on the Line;

◦	offset by $6.9 million decrease in mortgage interest expense primarily due to the payoff of nine mortgages loans; and

◦	$10.8 million decrease due to the early redemption of our $300 million notes during 2016;

•	$9.0 million increase in interest on unsecured credit facilities related to higher average balances primarily related to the Equity One merger;

•	offset by $4.5 million decrease from higher capitalization of interest based on the size and progress of development and redevelopment projects in process.
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
Net investment income increased $2.3 million, attributable primarily to realized and unrealized gains on investments held within the non-qualified deferred compensation plan.
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

•	$1.7 million decrease within Columbia II due to gains on sale of real estate that were recognized in 2016;

•	$3.3 million increase within USAA due to gains on sale of real estate recognized in 2017; and

•	$13.0 million decrease within Other investments in real estate partnerships due to our pro-rata share of gains on sale of real estate recognized in these partnerships in 2016.
The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

(in thousands)	2017	2016	Change
Income from operations	$169,243	166,992	2,251
Deferred income tax benefit	(9,737)	—	(9,737)
Income attributable to noncontrolling interests	(2,903)	(2,070)	(833)
Preferred stock dividends and issuance costs	(16,128)	(21,062)	4,934
Net income attributable to common stockholders	$159,949	143,860	16,089
Net income attributable to exchangeable operating partnership units	388	257	131
Net income attributable to common unit holders	$160,337	144,117	16,220
The $9.7 million income tax benefit during 2017 was due to revaluing the net deferred tax liability at a taxable REIT subsidiary acquired through the Equity One merger, as a result of the change in corporate tax rates from the 2017 Tax Cuts and Jobs Act.
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
Pro-Rata Same Property NOI:
For purposes of evaluating same property NOI on a comparative basis, and in light of the merger with Equity One on March 1, 2017, we are presenting our same property NOI on a pro forma basis for the year ended December 31, 2017, as if the merger had occurred January 1, 2017. This perspective allows us to evaluate same property NOI growth over a comparable period. The pro forma same property NOI as adjusted is not necessarily indicative of what the actual same property NOI and growth would have been if the merger had occurred on January 1, 2017, nor does it purport to represent the same property NOI and growth for future periods.
Our pro-rata same property NOI as adjusted, excluding termination fees, changed as follows:

(in thousands)	2018	2017 (1)	Change
Base rent	$824,238	795,836	28,402
Percentage rent	8,574	9,065	(491)
Recoveries from tenants	266,274	244,082	22,192
Other income	20,826	16,994	3,832
Operating expenses	327,563	299,507	28,056
Pro-rata same property NOI, as adjusted	$792,349	766,470	25,879
Less: Termination fees	1,222	990	232
Pro-rata same property NOI, as adjusted, excluding termination fees	$791,127	765,480	25,647
Pro-rata same property NOI growth, as adjusted, excluding termination fees			3.4%

(1) Adjusted for Equity One operating results prior to the merger for this period. For additional information and details about the Equity One operating results included herein, refer to the Same Property NOI reconciliation at the end of the Supplemental Earnings section.

Base rent increased $28.4 million, driven by increases in rental rate growth on new and renewal leases, contractual rent steps in existing leases, and rent commencements.
Recoveries from tenants increased $22.2 million, as a result of increases in recoverable costs, as noted below.
Other income increased $3.8 million, due to an increase in parking income, land rental, temporary tenants.
Operating expenses increased $28.1 million, primarily due to a $17.6 million increase in real estate tax assessments and $8.8 million increase in common area maintenance costs.

Same Property Rollforward:
Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	2018		2017
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	395	40,601	289	26,392
Acquired properties owned for entirety of comparable periods	7	917	1	180
Developments that reached completion by beginning of earliest comparable period presented	8	512	2	331
Disposed properties	(11)	(1,178)	(7)	(546)
Properties acquired through Equity One merger	—	—	110	14,181
SF adjustments (1)	—	14	—	63
Ending same property count	399	40,866	395	40,601

(1) SF adjustments arise from remeasurements or redevelopments.
NAREIT FFO:
Our reconciliation of net income attributable to common stock and unit holders to NAREIT FFO is as follows:

(in thousands, except share information)	2018	2017
Reconciliation of Net income to NAREIT FFO
Net income attributable to common stockholders	$249,127	159,949
Adjustments to reconcile to NAREIT FFO: (1)
Depreciation and amortization (excluding FF&E)	390,603	364,908
Provision for impairment to operating properties	37,895	—
Gain on sale of operating properties, net of tax	(25,293)	(30,402)
Exchangeable operating partnership units	525	388
NAREIT FFO attributable to common stock and unit holders	$652,857	494,843

(1) Includes Regency's pro-rata share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interests.

Reconciliation of Same Property NOI to Nearest GAAP Measure:
Our reconciliation of Net income attributable to common stockholders to Same Property NOI, on a pro-rata basis, is as follows:

	2018			2017
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Net income (loss) attributable to common stockholders	$416,657	(167,530)	249,127	344,386	(184,437)	159,949
Less:
Management, transaction, and other fees	—	28,494	28,494	—	26,158	26,158
Gain on sale of real estate, net of tax	—	28,343	28,343	—	27,432	27,432
Other (2)	45,377	11,529	56,906	37,812	9,545	47,357
Plus:
Depreciation and amortization	333,001	26,687	359,688	320,090	14,111	334,201
General and administrative	—	65,491	65,491	—	67,624	67,624
Other operating expense, excluding provision for doubtful accounts	727	4,017	4,744	1,066	74,430	75,496
Other expense (income)	33,701	165,460	199,161	44,627	96,466	141,093
Equity in income of investments in real estate excluded from NOI (3)	53,640	3,040	56,680	51,351	1,939	53,290
Net income attributable to noncontrolling interests	—	3,198	3,198	—	2,903	2,903
Preferred stock dividends and issuance costs	—	—	—	—	16,128	16,128
Same Property NOI for non-ownership periods of Equity One (4)	—	—	—	42,762	—	42,762
Pro-rata NOI, as adjusted	$792,349	31,997	824,346	766,470	26,029	792,499

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
(4) NOI from Equity One prior to the merger was derived from the accounting records of Equity One without adjustment. Equity One's financial information for the two month period ended February 28, 2017 was subject to a limited internal review by Regency. The table below provides Same Property NOI detail for the non-ownership period of Equity One.

(in thousands)	Two Months Ended February 2017
Base rent	$44,390
Percentage rent	1,265
Recoveries from tenants	13,863
Other income	611
Operating expenses	17,367
Pro-rata same property NOI, as adjusted	42,762
Less: Termination fees	30
Pro-rata same property NOI, as adjusted, excluding termination fees	$42,732

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
Except for $500 million of unsecured public and private placement debt, our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. The Operating Partnership is a co-issuer and a guarantor on the $500 million of outstanding debt of our Parent Company. All remaining debt is held by our Operating Partnership or by our co-investment partnerships. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. Based upon our available sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs.
In addition to our $42.5 million of unrestricted cash at December 31, 2018, the Company has the following additional sources of capital available:

(in thousands)	December 31, 2018
ATM equity program (see note 11 to our Consolidated Financial Statements)
Original offering amount	$500,000
Available capacity	$500,000

Line of Credit (the "Line") (see note 8 to our Consolidated Financial Statements)
Total commitment amount	$1,250,000
Available capacity (1)	$1,095,612
Maturity (2)	March 23, 2022

(1) Net of letters of credit.
(2) The Company has the option to extend the maturity for two additional six-month periods.
Our dividend distribution policy is set by our Board of Directors, who monitors our financial position. Our Board of Directors recently declared a common stock dividend of $0.585 per share, payable on March 7, 2019, to shareholders of record as of February 25, 2019. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.
We expect to generate sufficient cash flow from operations to fund our dividend distributions. We generated cash flow from operations of approximately $610.3 million and $469.8 million for the years ended December 31, 2018 and 2017, respectively. We paid $376.8 million and $328.3 million to our common and preferred stock and unit holders for the years ended December 31, 2018 and 2017, respectively. We currently do not have any preferred shares or units issued and outstanding.
To meet our additional cash requirements beyond our dividend, we will utilize the following:

•	remaining cash generated from operations after dividends paid,

•	proceeds from the sale of real estate,

•	available borrowings from our Line, and

•	when the capital markets are favorable, proceeds from the sale of equity or the issuance of new long-term debt.

During the next twelve months, we estimate that we will require approximately $171.8 million of cash to fund the following:

•	$143.7 million to complete in-process developments and redevelopments,

•	$13.2 million to repay maturing debt, and

•	$14.9 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of maturing debt.
If we start new developments, redevelop additional shopping centers, commit to new acquisitions, prepay debt prior to maturity, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease. In addition, we have a contractual commitment to purchase, through December 2019, up to an additional 90.6% ownership interest in an operating shopping center. We currently expect the seller to require us to purchase an additional 25.6% ownership interest in the property by December 2019 for approximately $27.5 million.
We endeavor to maintain a high percentage of unencumbered assets. As of December 31, 2018, 87.8% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our annualized Fixed charge coverage ratio, including our pro-rata share of our partnerships, was 4.2 and 4.1 times for the periods ended December 31, 2018 and 2017, respectively.
Our Line, Term Loans, and unsecured loans require that we remain in compliance with various covenants, which are described in note 8 to the Consolidated Financial Statements. We are in compliance with these covenants at December 31, 2018 and expect to remain in compliance.
Summary of Cash Flow Activity
The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

(in thousands)	2018	2017	Change
Net cash provided by operating activities	$610,327	469,784	140,543
Net cash used in investing activities	(106,024)	(1,007,230)	901,206
Net cash (used in) provided by financing activities	(508,494)	568,948	(1,077,442)
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,191)	31,502	(35,693)
Total cash and cash equivalents and restricted cash	$45,190	49,381	(4,191)
Net cash provided by operating activities:
Net cash provided by operating activities increased by $140.5 million due to:

•	$119.3 million increase in cash from operating income, including the additional cash flows from properties acquired through the Equity One merger in March 2017, net of merger costs;

•	$764,000 increase in operating cash flow distributions from our unconsolidated real estate partnerships; and,

•	$20.5 million net increase in cash due to timing of cash receipts and payments related to operating activities.

Net cash used in investing activities:
Net cash used in investing activities changed by $901.2 million as follows:

(in thousands)	2018	2017	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(85,289)	(124,727)	39,438
Advance deposits paid on acquisition of operating real estate	—	(4,917)	4,917
Acquisition of Equity One, net of cash and restricted cash acquired of $74,507	—	(646,790)	646,790
Real estate development and capital improvements	(226,191)	(346,857)	120,666
Proceeds from sale of real estate investments	250,445	110,015	140,430
Proceeds from (issuance of) notes receivable	15,648	(5,236)	20,884
Investments in real estate partnerships	(74,238)	(23,529)	(50,709)
Distributions received from investments in real estate partnerships	14,647	36,603	(21,956)
Dividends on investment securities	531	365	166
Acquisition of investment securities	(23,164)	(23,535)	371
Proceeds from sale of investment securities	21,587	21,378	209
Net cash used in investing activities	$(106,024)	(1,007,230)	901,206
Significant investing and divesting activities included:

•
We invested $85.3 million in 2018 to acquire three operating properties. Other than those included with the Equity One merger, we invested $124.7 million in 2017 to acquire two operating properties and two real estate parcels at existing operating properties.

•
We issued 65.5 million shares of common stock to the shareholders of Equity One valued at $4.5 billion in a stock for stock exchange and merged Equity One into the Company on March 1, 2017. As part of the merger, we paid $646.8 million, net of cash and restricted cash acquired, to repay credit facilities not assumed with the merger at the closing date.

•	We invested $120.7 million less in 2018 than 2017 on real estate development, redevelopment, and capital improvements, as further detailed in a table below.

•	We received proceeds of $250.4 million from the sale of ten shopping centers and nine land parcels in 2018, compared to $110.0 million for six shopping centers and nine land parcels in 2017.

•	We invested $74.2 million in our real estate partnerships during 2018, including:

◦	$48.8 million to fund our share of acquiring four operating properties,

◦	$1.3 million to acquire an interest in one land parcel for development,

◦	$21.9 million to fund our share of development and redevelopment activities, and

◦	$2.2 million to fund our share of maturing debt.
During the same period in 2017, we invested $23.5 million in our real estate partnerships, including:

◦	$8.8 million to acquire an interest in one land parcel for development,

◦	$7.8 million to fund our share of development and redevelopment activities, and

◦	$6.9 million to fund our share of maturing debt.

•
Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $14.6 million received in 2018 is driven by the sale of one land parcel and one operating property plus our share of proceeds from financing activities at two operating properties. During the same period in 2017, we received $36.6 million from the sale of three operating properties and one land parcel plus our share of proceeds from refinancing certain operating properties within the partnerships.

•	Acquisition of securities and proceeds from sale of securities pertain to investments held in our captive insurance company and our deferred compensation plan.
We plan to continue developing and redeveloping shopping centers for long-term investment purposes. During 2018, we deployed capital of $226.2 million for the development, redevelopment, and improvement of our real estate properties as comprised of the following:

(in thousands)	2018	2017	Change
Capital expenditures:
Land acquisitions for development / redevelopment	$2,787	24,775	(21,988)
Building and tenant improvements	68,463	54,200	14,263
Redevelopment costs	51,351	133,597	(82,246)
Development costs	86,800	109,601	(22,801)
Capitalized interest	6,303	7,946	(1,643)
Capitalized direct compensation	10,487	16,738	(6,251)
Real estate development and capital improvements	$226,191	346,857	(120,666)

•	During 2018 we acquired three land parcels for new development and redevelopment projects as compared to four land parcels acquired during 2017.

•
Building and tenant improvements increased $14.3 million during the year ended December 31, 2018 primarily related to the overall increase in the size of our portfolio from the merger with Equity One in March 2017.

•
Redevelopment expenditures were lower during 2018 due to the timing, magnitude, and number of projects currently in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovations, new out-parcel building construction, and redevelopment related tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan.

•
Development expenditures were lower in 2018 due to the progress towards completion of our development projects currently in process. At December 31, 2018 and 2017, we had six and eight consolidated development projects, respectively, that were either under construction or in lease up. See the tables below for more details about our development projects.

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

The following table summarizes our in-process consolidated development projects:

(in thousands, except cost PSF)				December 31, 2018
Property Name	Market	Start Date	Estimated/Actual Anchor Opens	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF GLA (1)
The Village at Riverstone	Houston, TX	Q4-16	Sept-18	$30,658	86%	167	184
Pinecrest Place (2)	Miami, FL	Q1-17	Jan-18	16,373	88%	70	234
Mellody Farm	Chicago, IL	Q2-17	Sept-18	103,939	80%	259	401
Indigo Square	Charleston, SC	Q4-17	Mar-19	16,808	81%	51	330
Carytown Exchange (3)	Richmond, VA	Q4-18	Nov-20	26,360	3%	107	246
The Village at Hunter's Lake	Tampa, FL	Q4-18	Apr-20	21,999	7%	72	306
Total				$216,137	67%	726	$298
(1) Includes leasing costs and is net of tenant reimbursements.
(2) Estimated Net Development Costs for Pinecrest Place excludes the cost of land, which the Company has leased long term.
(3) Estimated Net Development Costs for Carytown Exchange excludes the cost of land, which was contributed by a partner.
The following table summarizes our pro-rata share of in-process unconsolidated development projects:

(in thousands, except cost PSF)				December 31, 2018
Property Name	Market	Start Date	Estimated/Actual Anchor Opens	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF GLA (1)
Midtown East	Raleigh, NC	Q4-17	Sept-19	$22,639	67%	87	$260
Ballard Blocks II	Seattle, WA	Q1-18	Oct-19	32,161	43%	57	$564
Total				$54,800	54%	144	381
(1) Includes leasing costs and is net of tenant reimbursements.
The following table summarizes our completed consolidated development projects:

(in thousands, except cost PSF)			December 31, 2018
Property Name	Market	Completion Date	Net Development Costs (1)	GLA	Cost PSF GLA (1)
Chimney Rock Crossing	New York, NY	Q2-18	$70,105	218	$322
Northgate Marketplace Ph II	Medford, OR	Q2-18	40,791	177	230
Market at Springwoods Village (2)	Houston, TX	Q4-18	25,373	167	152
The Field at Commonwealth	Metro DC	Q4-18	43,378	167	260
Total			$179,647	729	$246

(1) Includes leasing costs and is net of tenant reimbursements.
(2) Estimated Net Development Costs are reported at full project cost. Our ownership interest in this consolidated property is 53%.

Net cash (used in) provided by financing activities:
Net cash flows generated from financing activities changed during 2018, as follows:

(in thousands)	2018	2017	Change
Cash flows from financing activities:
Equity issuances	$—	88,458	(88,458)
Repurchase of common shares in conjunction with equity award plans	(6,772)	(18,649)	11,877
Common shares repurchased through share repurchase program	(213,851)	—	(213,851)
Preferred stock redemption	—	(325,000)	325,000
Distributions to limited partners in consolidated partnerships, net	(4,526)	(8,139)	3,613
Dividend payments and operating partnership distributions	(376,755)	(328,314)	(48,441)
Borrowings on unsecured credit facilities, net	85,000	345,000	(260,000)
Proceeds from debt issuance	301,251	1,084,184	(782,933)
Debt repayments, including early redemption costs	(283,492)	(255,421)	(28,071)
Payment of loan costs	(9,448)	(13,271)	3,823
Proceeds from sale of treasury stock, net	99	100	(1)
Net cash (used in) provided by financing activities	$(508,494)	568,948	(1,077,442)
Significant financing activities during the years ended December 31, 2018 and 2017 include the following:

•	We had no equity issuances during 2018. During December 2017, we raised $88.5 million upon settling the remaining 1,250,000 shares under the forward equity offering.

•
We repurchased for cash a portion of the common stock related to vested stock based compensation awards to satisfy employee federal and state tax withholding requirements. The 2017 repurchases were higher due to the vesting of Equity One's stock-based compensation program as a result of the merger.

•
We paid $213.9 million to repurchase 3,689,104 common shares in 2018 through our repurchase program. Additionally, we repurchased 563,229 shares in December 2018 that settled for $32.8 million in January 2019.

•	We paid $325.0 million in 2017 to redeem all of our preferred stock.

•	Net distributions to Limited partners in consolidated partnerships decreased $3.6 million primarily due to proceeds from property refinancings distributed during 2017.

•
We paid $48.4 million more in dividends during 2018 as a result of issuing common shares as merger consideration to acquire Equity One in 2017, combined with an increase in our dividend rate from $2.10 per share during 2017 to $2.22 per share during 2018.

•	We had the following debt related activity during 2018:

▪	We borrowed, net of payments, an additional $85.0 million on our Line.

▪
We received proceeds of $299.5 million upon issuance, in March, of $300.0 million of senior unsecured public notes and drew $1.7 million on a construction loan to fund an in-process development project.

▪
We paid $160.5 million, including a make-whole premium, to early redeem our senior unsecured public notes originally due June 2020 and $123.0 million to pay scheduled principal mortgage payments and mortgages maturities.

▪	We paid $9.4 million of loan costs in connection with our public note offering above and expanding our Line commitment.

•	We had the following debt related activity during 2017:

▪	We borrowed, net of payments, an additional $45.0 million on our Line.

▪	We received proceeds of $300.0 million upon closing a new term loan related to the merger with Equity One.

▪	We received proceeds of $1.1 billion from debt issuances including

*	$953.1 million, including debt premiums, from our $950.0 million senior unsecured public note issuances in 2017. The debt proceeds were used as follows:

*	$325 million used to redeem all of our preferred stock,

*	$415 million used to fund consideration paid to Equity One to repay its credit facilities not assumed by the Company in the merger, and

*	$213.1 million used to retire mortgage loans and to reduce the outstanding balance on the Line;

*	$122.5 million from mortgage loans, and

*	$8.6 million in construction loan proceeds.

▪	We paid $255.4 million to repay or refinance mortgage loans and to pay scheduled principal payments.

▪	We paid $13.3 million of loan costs in connection with the new debt issued above, including expanding our Line commitment.

Contractual Obligations
We have debt obligations related to our mortgage loans, unsecured notes, unsecured credit facilities and interest rate swap obligations as described further below and in note 8, note 9, and note 16 to the Consolidated Financial Statements. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. We also have non-cancelable operating leases pertaining to office space from which we conduct our business. In addition, at December 31, 2018, we have a contractual commitment to purchase, through December 2019, up to an additional 90.6% ownership interest in an operating shopping center. We currently expect the seller to require us to purchase an additional 25.6% ownership interest in the property by December 2019 for approximately $27.5 million.
The following table of Contractual Obligations summarizes our debt maturities, including our pro-rata share of obligations within co-investment partnerships as of December 31, 2018, and excludes the following:

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

	Payments Due by Period
(in thousands)	2019	2020	2021	2022	2023	Beyond 5 Years	Total
Notes payable:
Regency (1)	$163,223	523,669	457,680	827,419	156,771	2,806,715	$4,935,477
Regency's share of joint ventures (1) (2)	46,303	122,512	119,233	80,113	73,424	196,027	637,612
Operating leases:
Regency - office leases	4,982	4,908	3,858	2,893	2,189	5,944	24,774
Subleases:
Regency - office leases	(577)	(614)	(309)	—	—	—	(1,500)
Ground leases:
Regency	10,672	10,439	10,344	10,258	10,369	461,762	513,844
Regency's share of joint ventures	393	394	394	394	394	18,073	20,042
Purchase commitment	27,547	—	—	—	—	—	27,547
U.S. Treasury rate lock	5,491	—	—	—	—	—	5,491
Total	$258,034	661,308	591,200	921,077	243,147	3,488,521	$6,163,287

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

Real Estate Investments
Acquisition of Real Estate Investments
Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases and in-place leases), assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the estimated fair value to the applicable assets and liabilities. If the acquisition is determined to be a business combination, any excess consideration above the fair value allocated to the applicable assets and liabilities results in goodwill. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Transaction costs associated with asset acquisitions are capitalized, while such costs are expensed for business combinations in the period incurred.
We strategically co-invest with partners to own, manage, acquire, develop and redevelop operating properties. We analyze our investments in real estate partnerships in order to determine whether the entity should be consolidated. The Company consolidates partnerships in which it owns less than 100%, but which it controls. Control is determined using an evaluation based on accounting standards related to the consolidation of variable interest entities ("VIEs") and voting interest entities. For joint ventures that are determined to be a VIE, the Company consolidates the entity where it is deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Management uses its judgment when making these determinations. We use the equity method of accounting for investments in real estate partnerships when we have significant influence but do not have a controlling financial interest. Under the equity method, we record our investments in and advances to these entities as Investments in real estate partnerships in our Consolidated Balance Sheets, and our proportionate share of earnings or losses earned by the partnership is recognized in Equity in income (loss) of investments in real estate partnerships in our Consolidated Statements of Operations.
Development and Redevelopment of Real Estate Assets and Cost Capitalization
We have a development program, which includes redevelopment of our existing properties. We capitalize the acquisition of land, the construction of buildings, and other specifically identifiable development costs incurred by recording them in Real estate assets, at cost, in our accompanying Consolidated Balance Sheets. Other specifically identifiable development costs include pre-development costs essential to the development process, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Once a development property is substantially complete and held available for occupancy, these indirect costs are no longer capitalized.

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

•
Interest costs are capitalized to each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after the anchor opens for business. During the years ended December 31, 2018, 2017, and 2016, we capitalized interest of $7.0 million, $7.9 million, and $3.5 million, respectively, on our development projects.

•	Real estate taxes are capitalized to each development project over the same period as we capitalize interest.

•
We have a staff of employees who directly support our development program. All direct internal costs attributable to these development activities are capitalized as part of each development project. The capitalization of costs is directly related to the actual level of development activity occurring. During the years ended December 31, 2018, 2017, and 2016, we capitalized $17.1 million, $17.6 million, and $13.0 million, respectively, of direct internal costs incurred to support our development program.

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
We evaluate our investments in real estate partnerships for impairment whenever there are indicators, including underlying property operating performance and general market conditions, that the value of our investments in real estate partnerships may be impaired. An investment in a real estate partnerships is considered impaired only if we determine that its fair value is less than the net carrying value of the investment in that real estate partnerships on an other-than-temporary basis. Cash flow projections for the investments consider property level factors, such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include the age of the real estate partnerships, our intent and ability to retain our investment in the entity, and the financial condition and long-term prospects of the entity. If we believe that the decline in the fair value of the investment is temporary, no impairment charge is recorded. If our analysis indicates that there is an other-than-temporary impairment related to the investment in a particular real estate partnership, the carrying value of the investment will be adjusted to an amount that reflects the estimated fair value of the investment.

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
As of December 31, 2018 we and our Investments in real estate partnerships had accrued liabilities of $8.7 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

•
We have a Line commitment, as further described in note 8 to the Consolidated Financial Statements, which has a variable interest rate that is based upon an annual rate of LIBOR plus 0.875%. LIBOR rates charged on our Line change monthly and the spread on the Line is dependent upon maintaining specific credit ratings. If our credit ratings are downgraded, the spread on the Line would increase, resulting in higher interest costs. The interest rate spread based on our credit rating ranges from LIBOR plus 0.700% to LIBOR plus 1.550%.

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

We continuously monitor the capital markets and evaluate our ability to issue new debt, to repay maturing debt, or fund our commitments. Based upon the current capital markets, our current credit ratings, our current capacity under our unsecured credit facilities, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we expect that we will be able to successfully issue new secured or unsecured debt to fund these debt obligations.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of December 31, 2018 (dollars in thousands). The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of December 31, 2018 and are subject to change on a monthly basis. In addition, the Company continually assesses the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $1.8 million per year based on $38.1 million of floating rate mortgage debt and $145.0 million of floating rate line of credit debt outstanding at December 31, 2018. If the Company increases its line of credit balance in the future, additional decreases to future earnings and cash flows would occur.
Further, the table below incorporates only those exposures that exist as of December 31, 2018 and does not consider exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate debt	$22,734	389,866	300,600	582,646	69,418	2,186,859	3,552,123	3,489,384
Average interest rate for all fixed rate debt (1)	3.81%	3.86%	3.74%	3.93%	3.94%	3.98%
Variable rate LIBOR debt	$—	—	38,059	145,000	—	—	183,059	183,287
Average interest rate for all variable rate debt (1)	3.27%	3.27%	3.22%	—%	—%	—%	—

(1) Weighted average interest rates at the end of each year presented.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Regency Centers Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and the financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Regency Centers Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Regency Centers Corporation and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the “consolidated financial statements”), and our report dated February 21, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Partners
Regency Centers, L.P.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and the financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2019, expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
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
February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Partners
Regency Centers, L.P.:
Opinion on Internal Control Over Financial Reporting
We have audited Regency Centers, L.P. and subsidiaries' (the “Partnership“) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Partnership as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the “consolidated financial statements”), and our report dated February 21, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Jacksonville, Florida
February 21, 2019

REGENCY CENTERS CORPORATION Consolidated Balance Sheets
December 31, 2018 and 2017
(in thousands, except share data)
	2018	2017
Assets
Real estate assets, at cost (notes 1, 2 and 3):	$10,863,162	10,892,821
Less: accumulated depreciation	1,535,444	1,339,771
Real estate assets, net	9,327,718	9,553,050
Investments in real estate partnerships (note 4)	463,001	386,304
Properties held for sale, net	60,516	—
Cash and cash equivalents	42,532	45,370
Restricted cash	2,658	4,011
Tenant and other receivables, net (note 1)	172,359	170,985
Deferred leasing costs, less accumulated amortization of $101,093 and $93,291 at December 31, 2018 and 2017, respectively	84,983	80,044
Acquired lease intangible assets, less accumulated amortization of $219,689 and $148,280 at December 31, 2018 and 2017, respectively (note 6)	387,069	478,826
Other assets (note 5)	403,827	427,127
Total assets	$10,944,663	11,145,717
Liabilities and Equity
Liabilities:
Notes payable (note 8)	$3,006,478	2,971,715
Unsecured credit facilities (note 8)	708,734	623,262
Accounts payable and other liabilities	224,807	234,272
Acquired lease intangible liabilities, less accumulated amortization of $92,746 and $56,550 at December 31, 2018 and 2017, respectively (note 6)	496,726	537,401
Tenants’ security, escrow deposits and prepaid rent	57,750	46,013
Total liabilities	4,494,495	4,412,663
Commitments and contingencies (notes 15 and 16)	—	—
Equity:
Stockholders’ equity (note 11):
Common stock $0.01 par value per share, 220,000,000 shares authorized; 167,904,593 and 171,364,908 shares issued at December 31, 2018 and 2017, respectively	1,679	1,714
Treasury stock at cost, 390,163 and 366,628 shares held at December 31, 2018 and 2017, respectively	(19,834)	(18,307)
Additional paid-in capital	7,672,517	7,873,104
Accumulated other comprehensive loss	(927)	(6,289)
Distributions in excess of net income	(1,255,465)	(1,158,170)
Total stockholders’ equity	6,397,970	6,692,052
Noncontrolling interests (note 11):
Exchangeable operating partnership units, aggregate redemption value of $20,532 and $24,206 at December 31, 2018 and 2017, respectively	10,666	10,907
Limited partners’ interests in consolidated partnerships	41,532	30,095
Total noncontrolling interests	52,198	41,002
Total equity	6,450,168	6,733,054
Total liabilities and equity	$10,944,663	11,145,717

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Operations
For the years ended December 31, 2018, 2017, and 2016
(in thousands, except per share data)
	2018	2017	2016
Revenues:
Minimum rent	$818,483	728,078	444,305
Percentage rent	7,486	6,635	4,128
Recoveries from tenants and other income	266,512	223,455	140,611
Management, transaction, and other fees	28,494	26,158	25,327
Total revenues	1,120,975	984,326	614,371
Operating expenses:
Depreciation and amortization	359,688	334,201	162,327
Operating and maintenance	168,034	143,990	95,022
General and administrative	65,491	67,624	65,327
Real estate taxes	137,856	109,723	66,395
Other operating expenses	9,737	89,225	14,081
Total operating expenses	740,806	744,763	403,152
Other expense (income):
Interest expense, net	148,456	132,629	90,712
Provision for impairment	38,437	—	4,200
Gain on sale of real estate, net of tax	(28,343)	(27,432)	(47,321)
Early extinguishment of debt	11,172	12,449	14,240
Net investment loss (income)	1,096	(3,985)	(1,672)
Loss on derivative instruments	—	—	40,586
Total other expense (income)	170,818	113,661	100,745
Income from operations before equity in income of investments in real estate partnerships and income taxes	209,351	125,902	110,474
Equity in income of investments in real estate partnerships (note 4)	42,974	43,341	56,518
Deferred income tax benefit of taxable REIT subsidiary	—	(9,737)	—
Net income	252,325	178,980	166,992
Noncontrolling interests:
Exchangeable operating partnership units	(525)	(388)	(257)
Limited partners’ interests in consolidated partnerships	(2,673)	(2,515)	(1,813)
Income attributable to noncontrolling interests	(3,198)	(2,903)	(2,070)
Net income attributable to the Company	249,127	176,077	164,922
Preferred stock dividends and issuance costs	—	(16,128)	(21,062)
Net income attributable to common stockholders	$249,127	159,949	143,860

Income per common share - basic (note 14)	$1.47	1.00	1.43
Income per common share - diluted (note 14)	$1.46	1.00	1.42

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Comprehensive Income
For the years ended December 31, 2018, 2017, and 2016
(in thousands)
	2018	2017	2016
Net income	$252,325	178,980	166,992
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	402	1,151	(10,332)
Reclassification adjustment of derivative instruments included in net income	5,342	11,103	51,139
Available for sale securities
Unrealized (loss) gain on available-for-sale securities	(95)	(8)	24
Other comprehensive income	5,649	12,246	40,831
Comprehensive income	257,974	191,226	207,823
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	3,198	2,903	2,070
Other comprehensive income attributable to noncontrolling interests	299	189	484
Comprehensive income attributable to noncontrolling interests	3,497	3,092	2,554
Comprehensive income attributable to the Company	$254,477	188,134	205,269

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity
For the years ended December 31, 2018, 2017, and 2016
(in thousands, except per share data)
								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$325,000	972	(19,658)	2,742,508	(58,693)	(936,020)	2,054,109	(1,975)	30,486	28,511	2,082,620
Net income	—	—	—	—	—	164,922	164,922	257	1,813	2,070	166,992
Other comprehensive income	—	—	—	—	40,347	—	40,347	58	426	484	40,831
Deferred compensation plan, net	—	—	2,596	(2,596)	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	13,419	—	—	13,421	—	—	—	13,421
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(7,789)	—	—	(7,789)	—	—	—	(7,789)
Common stock issued for dividend reinvestment plan	—	—	—	1,070	—	—	1,070	—	—	—	1,070
Common stock issued for stock offerings, net of issuance costs	—	71	—	548,849	—	—	548,920	—	—	—	548,920
Reallocation of limited partners' interest	—	—	—	(538)	—	—	(538)	—	538	538	—
Contributions from partners	—	—	—	—	—	—	—	—	8,760	8,760	8,760
Distributions to partners	—	—	—	—	—	—	—	—	(6,855)	(6,855)	(6,855)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(21,062)	(21,062)	—	—	—	(21,062)
Common stock/unit ($2.00 per share)	—	—	—	—	—	(202,099)	(202,099)	(307)	—	(307)	(202,406)
Balance at December 31, 2016	$325,000	1,045	(17,062)	3,294,923	(18,346)	(994,259)	2,591,301	(1,967)	35,168	33,201	2,624,502
Net income	—	—	—	—	—	176,077	176,077	388	2,515	2,903	178,980
Other comprehensive income	—	—	—	—	12,057	—	12,057	21	168	189	12,246
Deferred compensation plan, net	—	—	(1,245)	1,236	—	—	(9)	—	—	—	(9)
Restricted stock issued, net of amortization	—	2	—	15,293	—	—	15,295	—	—	—	15,295
Common stock redeemed for taxes withheld for stock based compensation, net	—	(1)	—	(18,345)	—	—	(18,346)	—	—	—	(18,346)
Common stock issued for dividend reinvestment plan	—	—	—	1,210	—	—	1,210	—	—	—	1,210
Common stock issued for stock offerings, net of issuance costs	—	667	—	4,559,810	—	—	4,560,477	—	—	—	4,560,477
Restricted stock issued upon Equity One merger	—	1	—	7,950	—	—	7,951	—	—	—	7,951
Redemption of preferred stock	(325,000)	—	—	11,099	—	(11,099)	(325,000)	—	—	—	(325,000)
Reallocation of limited partners' interest	—	—	—	(72)	—	—	(72)	—	72	72	—
Contributions from partners	—	—	—	—	—	—	—	13,100	378	13,478	13,478
Distributions to partners	—	—	—	—	—	—	—	—	(8,206)	(8,206)	(8,206)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(5,029)	(5,029)	—	—	—	(5,029)
Common stock/unit ($2.10 per share)	—	—	—	—	—	(323,860)	(323,860)	(635)	—	(635)	(324,495)

REGENCY CENTERS CORPORATION Consolidated Statements of Equity
For the years ended December 31, 2018, 2017, and 2016
(in thousands, except per share data)
								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$—	1,714	(18,307)	7,873,104	(6,289)	(1,158,170)	6,692,052	10,907	30,095	41,002	6,733,054
Adjustment due to change in accounting policy (note 1)	—	—	—	—	12	30,889	30,901	—	2	2	30,903
Adjusted balance at January 1, 2018	—	1,714	(18,307)	7,873,104	(6,277)	(1,127,281)	6,722,953	10,907	30,097	41,004	6,763,957
Net income	—	—	—	—	—	249,127	249,127	525	2,673	3,198	252,325
Other comprehensive income	—	—	—	—	5,350	—	5,350	11	288	299	5,649
Deferred compensation plan, net	—	—	(1,527)	1,514	—	—	(13)	—	—	—	(13)
Restricted stock issued, net of amortization	—	2	—	16,743	—	—	16,745	—	—	—	16,745
Common stock redeemed for taxes withheld for stock based compensation, net	—		—	(6,373)	—	—	(6,373)	—	—	—	(6,373)
Common stock issued for dividend reinvestment plan	—	—	—	1,333	—	—	1,333	—	—	—	1,333
Common stock issued for stock offerings, net of issuance costs	—	—	—	10	—	—	10	—	—	—	10
Common stock repurchased and retired	—	(37)	—	(213,814)	—	—	(213,851)	—	—	—	(213,851)
Contributions from partners	—	—	—	—	—	—	—	—	13,000	13,000	13,000
Distributions to partners	—	—	—	—	—	—	—	—	(4,526)	(4,526)	(4,526)
Cash dividends declared:
Common stock/unit ($2.22 per share)	—	—	—	—	—	(377,311)	(377,311)	(777)	—	(777)	(378,088)
Balance at December 31, 2018	$—	1,679	(19,834)	7,672,517	(927)	(1,255,465)	6,397,970	10,666	41,532	52,198	6,450,168

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Cash Flows
For the years ended December 31, 2018, 2017, and 2016
(in thousands)
	2018	2017	2016
Cash flows from operating activities:
Net income	$252,325	178,980	166,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359,688	334,201	162,327
Amortization of deferred loan costs and debt premiums	10,476	9,509	9,762
(Accretion) and amortization of above and below market lease intangibles, net	(33,330)	(23,144)	(3,879)
Stock-based compensation, net of capitalization	13,635	20,549	10,652
Equity in income of investments in real estate partnerships	(42,974)	(43,341)	(56,518)
Gain on sale of real estate, net of tax	(28,343)	(27,432)	(47,321)
Provision for impairment	38,437	—	4,200
Early extinguishment of debt	11,172	12,449	14,240
Deferred income tax benefit of taxable REIT subsidiary	—	(9,737)	—
Distribution of earnings from operations of investments in real estate partnerships	54,266	53,502	50,361
Gain on derivative instruments	—	76	—
Deferred compensation expense	(1,085)	3,844	1,655
Realized and unrealized gain on investments (note 13)	1,177	(3,837)	(1,673)
Changes in assets and liabilities:
Tenant and other receivables, net	(26,374)	(26,081)	(8,800)
Deferred leasing costs	(8,366)	(14,448)	(10,349)
Other assets (note 5)	(1,410)	9,536	673
Accounts payable and other liabilities	(760)	(2,114)	5,419
Tenants’ security, escrow deposits and prepaid rent	11,793	(2,728)	(564)
Net cash provided by operating activities	610,327	469,784	297,177
Cash flows from investing activities:
Acquisition of operating real estate	(85,289)	(124,727)	(333,220)
Advance deposits paid on acquisition of operating real estate	—	(4,917)	(750)
Acquisition of Equity One, net of cash and restricted cash acquired of $74,507	—	(646,790)	—
Real estate development and capital improvements	(226,191)	(346,857)	(233,451)
Proceeds from sale of real estate investments	250,445	110,015	135,161
Proceeds from (issuances of) notes receivable	15,648	(5,236)	—
Investments in real estate partnerships	(74,238)	(23,529)	(37,879)
Distributions received from investments in real estate partnerships	14,647	36,603	58,810
Dividends on investment securities	531	365	330
Acquisition of investment securities	(23,164)	(23,535)	(55,223)
Proceeds from sale of investment securities	21,587	21,378	57,590
Net cash used in investing activities	(106,024)	(1,007,230)	(408,632)

REGENCY CENTERS CORPORATION Consolidated Statements of Cash Flows
For the years ended December 31, 2018, 2017, and 2016
(in thousands)
	2018	2017	2016
Cash flows from financing activities:
Net proceeds from common stock issuance	—	88,458	548,920
Repurchase of common shares in conjunction with equity award plans	(6,772)	(18,649)	(7,984)
Proceeds from sale of treasury stock	99	100	957
Acquisition of treasury stock	—	—	(29)
Common shares repurchased through share repurchase program	(213,851)	—	—
Redemption of preferred stock and partnership units	—	(325,000)	—
Distributions to limited partners in consolidated partnerships, net	(4,526)	(8,139)	(4,213)
Distributions to exchangeable operating partnership unit holders	(777)	(635)	(307)
Dividends paid to common stockholders	(375,978)	(322,650)	(201,029)
Dividends paid to preferred stockholders	—	(5,029)	(21,062)
Repayment of fixed rate unsecured notes	(150,000)	—	(300,000)
Proceeds from issuance of fixed rate unsecured notes, net	299,511	953,115	—
Proceeds from unsecured credit facilities	575,000	1,100,000	460,000
Repayment of unsecured credit facilities	(490,000)	(755,000)	(345,000)
Proceeds from notes payable	1,740	131,069	53,446
Repayment of notes payable	(113,037)	(232,839)	(72,803)
Scheduled principal payments	(9,964)	(10,162)	(5,860)
Payment of loan costs	(9,448)	(13,271)	(2,233)
Early redemption costs	(10,491)	(12,420)	(14,092)
Net cash (used in) provided by financing activities	(508,494)	568,948	88,711
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,191)	31,502	(22,744)
Cash and cash equivalents and restricted cash at beginning of the year	49,381	17,879	40,623
Cash and cash equivalents and restricted cash at end of the year	$45,190	49,381	17,879
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $7,020, $7,946, and $3,482 in 2018, 2017, and 2016, respectively)	$136,645	109,956	82,950
Cash paid (received) for income taxes	$5,455	(269)	—
Supplemental disclosure of non-cash transactions:
Exchangeable operating partnership units issued for acquisition of real estate	$—	13,100	—
Mortgage loans assumed for the acquisition of operating real estate	$9,700	27,000	—
Change in fair value of securities available-for-sale	$(206)	(8)	24
Common stock issued for dividend reinvestment plan	$1,333	1,210	1,070
Stock-based compensation capitalized	$3,509	3,210	2,963
Contributions from limited partners in consolidated partnerships, net	$13,000	186	8,755
Common stock issued for dividend reinvestment in trust	$841	557	728
Contribution of stock awards into trust	$1,314	1,372	1,538
Distribution of stock held in trust	$524	677	4,114
Equity One Merger:
Notes payable assumed in Equity One merger, at fair value	$—	757,399	—
Common stock exchanged for Equity One shares	$—	4,471,808	—
Deconsolidation of previously consolidated partnership:
Real estate, net	$—	—	14,144
Investments in real estate partnerships	$—	—	(3,355)
Notes payable	$—	—	(9,415)
Other assets and liabilities	$—	—	571
Limited partners' interest in consolidated partnerships	$—	—	(2,099)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Balance Sheets
December 31, 2018 and 2017
(in thousands, except unit data)
	2018	2017
Assets
Real estate assets, at cost (notes 1, 2 and 3):	$10,863,162	10,892,821
Less: accumulated depreciation	1,535,444	1,339,771
Real estate assets, net	9,327,718	9,553,050
Investments in real estate partnerships (note 4)	463,001	386,304
Properties held for sale, net	60,516	—
Cash and cash equivalents	42,532	45,370
Restricted cash	2,658	4,011
Tenant and other receivables, net (note 1)	172,359	170,985
Deferred leasing costs, less accumulated amortization of $101,093 and $93,291 at December 31, 2018 and 2017, respectively	84,983	80,044
Acquired lease intangible assets, less accumulated amortization of $219,689 and $148,280 at December 31, 2018 and 2017, respectively (note 6)	387,069	478,826
Other assets (note 5)	403,827	427,127
Total assets	$10,944,663	11,145,717
Liabilities and Capital
Liabilities:
Notes payable (note 8)	$3,006,478	2,971,715
Unsecured credit facilities (note 8)	708,734	623,262
Accounts payable and other liabilities	224,807	234,272
Acquired lease intangible liabilities, less accumulated amortization of $92,746 and $56,550 at December 31, 2018 and 2017, respectively (note 6)	496,726	537,401
Tenants’ security, escrow deposits and prepaid rent	57,750	46,013
Total liabilities	4,494,495	4,412,663
Commitments and contingencies (notes 15 and 16)	—	—
Capital:
Partners’ capital (note 11):
General partner; 167,904,593 and 171,364,908 units outstanding at December 31, 2018 and 2017, respectively	6,398,897	6,698,341
Limited partners; 349,902 units outstanding at December 31, 2018 and 2017	10,666	10,907
Accumulated other comprehensive loss	(927)	(6,289)
Total partners’ capital	6,408,636	6,702,959
Noncontrolling interests (note 11):
Limited partners’ interests in consolidated partnerships	41,532	30,095
Total noncontrolling interests	41,532	30,095
Total capital	6,450,168	6,733,054
Total liabilities and capital	$10,944,663	11,145,717

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Operations
For the years ended December 31, 2018, 2017, and 2016
(in thousands, except per unit data)
	2018	2017	2016
Revenues:
Minimum rent	$818,483	728,078	444,305
Percentage rent	7,486	6,635	4,128
Recoveries from tenants and other income	266,512	223,455	140,611
Management, transaction, and other fees	28,494	26,158	25,327
Total revenues	1,120,975	984,326	614,371
Operating expenses:
Depreciation and amortization	359,688	334,201	162,327
Operating and maintenance	168,034	143,990	95,022
General and administrative	65,491	67,624	65,327
Real estate taxes	137,856	109,723	66,395
Other operating expenses	9,737	89,225	14,081
Total operating expenses	740,806	744,763	403,152
Other expense (income):
Interest expense, net	148,456	132,629	90,712
Provision for impairment	38,437	—	4,200
Gain on sale of real estate, net of tax	(28,343)	(27,432)	(47,321)
Early extinguishment of debt	11,172	12,449	14,240
Net investment loss (income)	1,096	(3,985)	(1,672)
Loss on derivative instruments	—	—	40,586
Total other expense (income)	170,818	113,661	100,745
Income from operations before equity in income of investments in real estate partnerships and income taxes	209,351	125,902	110,474
Equity in income of investments in real estate partnerships (note 4)	42,974	43,341	56,518
Deferred income tax benefit of taxable REIT subsidiary	—	(9,737)	—
Net income	252,325	178,980	166,992
Limited partners’ interests in consolidated partnerships	(2,673)	(2,515)	(1,813)
Net income attributable to the Partnership	249,652	176,465	165,179
Preferred unit distributions and issuance costs	—	(16,128)	(21,062)
Net income attributable to common unit holders	$249,652	160,337	144,117

Income per common unit - basic (note 14):	$1.47	1.00	1.43
Income per common unit - diluted (note 14):	$1.46	1.00	1.42

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Comprehensive Income
For the years ended December 31, 2018, 2017, and 2016
(in thousands)
	2018	2017	2016
Net income	$252,325	178,980	166,992
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	402	1,151	(10,332)
Reclassification adjustment of derivative instruments included in net income	5,342	11,103	51,139
Available for sale securities
Unrealized (loss) gain on available-for-sale securities	(95)	(8)	24
Other comprehensive income	5,649	12,246	40,831
Comprehensive income	257,974	191,226	207,823
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	2,673	2,515	1,813
Other comprehensive income attributable to noncontrolling interests	288	168	426
Comprehensive income attributable to noncontrolling interests	2,961	2,683	2,239
Comprehensive income attributable to the Partnership	$255,013	188,543	205,584

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital
For the years ended December 31, 2018, 2017, and 2016
(in thousands)
	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2015	$2,112,802	(1,975)	(58,693)	2,052,134	30,486	2,082,620
Net income	164,922	257	—	165,179	1,813	166,992
Other comprehensive income	—	58	40,347	40,405	426	40,831
Contributions from partners	—	—	—	—	8,760	8,760
Distributions to partners	(202,099)	(307)	—	(202,406)	(6,855)	(209,261)
Reallocation of limited partners' interest	(538)	—	—	(538)	538	—
Preferred unit distributions	(21,062)	—	—	(21,062)	—	(21,062)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	13,421	—	—	13,421	—	13,421
Common units issued as a result of common stock issued by Parent Company, net of repurchases	542,201	—	—	542,201	—	542,201
Balance at December 31, 2016	$2,609,647	(1,967)	(18,346)	2,589,334	35,168	2,624,502
Net income	176,077	388	—	176,465	2,515	178,980
Other comprehensive income	—	21	12,057	12,078	168	12,246
Deferred compensation plan, net	(9)	—	—	(9)	—	(9)
Contributions from partners	—	13,100	—	13,100	378	13,478
Distributions to partners	(323,860)	(635)	—	(324,495)	(8,206)	(332,701)
Reallocation of limited partners' interest	(72)	—	—	(72)	72	—
Preferred unit distributions	(5,029)	—	—	(5,029)	—	(5,029)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	15,295	—	—	15,295	—	15,295
Preferred stock redemptions	(325,000)	—	—	(325,000)	—	(325,000)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	4,543,341	—	—	4,543,341	—	4,543,341
Restricted units issued as a result of restricted stock issued by Parent Company upon Equity One merger	7,951	—	—	7,951	—	7,951
Balance at December 31, 2017	$6,698,341	10,907	(6,289)	6,702,959	30,095	6,733,054

REGENCY CENTERS, L.P. Consolidated Statements of Capital
For the years ended December 31, 2018, 2017, and 2016
(in thousands)
	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Adjustment due to change in accounting policy (note 1)	30,889	—	12	30,901	2	30,903
Adjusted balance at January 1, 2018	6,729,230	10,907	(6,277)	6,733,860	30,097	6,763,957
Net income	249,127	525	—	249,652	2,673	252,325
Other comprehensive income	—	11	5,350	5,361	288	5,649
Deferred compensation plan, net	(13)	—	—	(13)	—	(13)
Contributions from partners	—	—	—	—	13,000	13,000
Distributions to partners	(377,311)	(777)	—	(378,088)	(4,526)	(382,614)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	16,745	—	—	16,745	—	16,745
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(213,851)	—	—	(213,851)	—	(213,851)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	(5,030)	—	—	(5,030)	—	(5,030)
Balance at December 31, 2018	$6,398,897	10,666	(927)	6,408,636	41,532	6,450,168

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Cash Flows
For the years ended December 31, 2018, 2017, and 2016
(in thousands)
	2018	2017	2016
Cash flows from operating activities:
Net income	$252,325	178,980	166,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359,688	334,201	162,327
Amortization of deferred loan costs and debt premiums	10,476	9,509	9,762
(Accretion) and amortization of above and below market lease intangibles, net	(33,330)	(23,144)	(3,879)
Stock-based compensation, net of capitalization	13,635	20,549	10,652
Equity in income of investments in real estate partnerships	(42,974)	(43,341)	(56,518)
Gain on sale of real estate, net of tax	(28,343)	(27,432)	(47,321)
Provision for impairment	38,437	—	4,200
Early extinguishment of debt	11,172	12,449	14,240
Deferred income tax benefit of taxable REIT subsidiary	—	(9,737)	—
Distribution of earnings from operations of investments in real estate partnerships	54,266	53,502	50,361
Gain on derivative instruments	—	76	—
Deferred compensation expense	(1,085)	3,844	1,655
Realized and unrealized gain on investments (note 13)	1,177	(3,837)	(1,673)
Changes in assets and liabilities:
Tenant and other receivables, net	(26,374)	(26,081)	(8,800)
Deferred leasing costs	(8,366)	(14,448)	(10,349)
Other assets (note 5)	(1,410)	9,536	673
Accounts payable and other liabilities	(760)	(2,114)	5,419
Tenants’ security, escrow deposits and prepaid rent	11,793	(2,728)	(564)
Net cash provided by operating activities	610,327	469,784	297,177
Cash flows from investing activities:
Acquisition of operating real estate	(85,289)	(124,727)	(333,220)
Advance deposits paid on acquisition of operating real estate	—	(4,917)	(750)
Acquisition of Equity One, net of cash and restricted cash acquired of $74,507	—	(646,790)	—
Real estate development and capital improvements	(226,191)	(346,857)	(233,451)
Proceeds from sale of real estate investments	250,445	110,015	135,161
Proceeds from (issuances of) notes receivable	15,648	(5,236)	—
Investments in real estate partnerships	(74,238)	(23,529)	(37,879)
Distributions received from investments in real estate partnerships	14,647	36,603	58,810
Dividends on investment securities	531	365	330
Acquisition of investment securities	(23,164)	(23,535)	(55,223)
Proceeds from sale of investment securities	21,587	21,378	57,590
Net cash used in investing activities	(106,024)	(1,007,230)	(408,632)

REGENCY CENTERS, L.P. Consolidated Statements of Cash Flows
For the years ended December 31, 2018, 2017, and 2016
(in thousands)
	2018	2017	2016
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	—	88,458	548,920
Repurchase of common units in conjunction with tax withholdings on equity award plans	(6,772)	(18,649)	(7,984)
Proceeds from treasury units issued as a result of treasury stock sold by Parent Company	99	100	957
Acquisition of treasury units as a result of treasury stock acquired by Parent Company	—	—	(29)
Common shares repurchased through share repurchase program	(213,851)	—	—
Redemption of preferred partnership units	—	(325,000)	—
Distributions to limited partners in consolidated partnerships, net	(4,526)	(8,139)	(4,213)
Distributions to partners	(376,755)	(323,285)	(201,336)
Distributions to preferred unit holders	—	(5,029)	(21,062)
Repayment of fixed rate unsecured notes	(150,000)	—	(300,000)
Proceeds from issuance of fixed rate unsecured notes, net	299,511	953,115	—
Proceeds from unsecured credit facilities	575,000	1,100,000	460,000
Repayment of unsecured credit facilities	(490,000)	(755,000)	(345,000)
Proceeds from notes payable	1,740	131,069	53,446
Repayment of notes payable	(113,037)	(232,839)	(72,803)
Scheduled principal payments	(9,964)	(10,162)	(5,860)
Payment of loan costs	(9,448)	(13,271)	(2,233)
Early redemption costs	(10,491)	(12,420)	(14,092)
Net cash (used in) provided by financing activities	(508,494)	568,948	88,711
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,191)	31,502	(22,744)
Cash and cash equivalents and restricted cash at beginning of the year	49,381	17,879	40,623
Cash and cash equivalents and restricted cash at end of the year	$45,190	49,381	17,879
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $7,020, $7,946, and $3,482 in 2018, 2017, and 2016, respectively)	$136,645	109,956	82,950
Cash paid (received) for income taxes	$5,455	(269)	—
Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for partnership units exchanged	$—	13,100	—
Mortgage loans assumed for the acquisition of operating real estate	$9,700	27,000	—
Change in fair value of securities available-for-sale	$(206)	(8)	24
Common stock issued by Parent Company for dividend reinvestment plan	$1,333	1,210	1,070
Stock-based compensation capitalized	$3,509	3,210	2,963
Contributions from limited partners in consolidated partnerships, net	$13,000	186	8,755
Common stock issued for dividend reinvestment in trust	$841	557	728
Contribution of stock awards into trust	$1,314	1,372	1,538
Distribution of stock held in trust	$524	677	4,114
Equity One Merger:
Notes payable assumed in Equity One merger, at fair value	$—	757,399	—
Common stock exchanged for Equity One shares	$—	4,471,808	—
Deconsolidation of previously consolidated partnership:
Real estate, net	$—	—	14,144
Investments in real estate partnerships	$—	—	(3,355)
Notes payable	$—	—	(9,415)
Other assets and liabilities	$—	—	571
Limited partners' interest in consolidated partnerships	$—	—	(2,099)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

1.	Summary of Significant Accounting Policies
(a)    Organization and Principles of Consolidation
General
Regency Centers Corporation (the “Parent Company”) began its operations as a REIT in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company engages in the ownership, management, leasing, acquisition, development and redevelopment of shopping centers through the Operating Partnership, and has no other assets other than through its investment in the Operating Partnership. The Parent Company's only liabilities are $500 million of unsecured notes, which are co-issued and guaranteed by the Operating Partnership. The Parent Company guarantees all of the unsecured debt of the Operating Partnership. As of December 31, 2018, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company” or “Regency”) owned 305 properties and held partial interests in an additional 120 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "co-investment partnerships").
On March 1, 2017, Regency completed its merger with Equity One, whereby Equity One merged with and into Regency, with Regency continuing as the surviving public company. Under the terms of the Merger Agreement, each Equity One stockholder received 0.45 of a newly issued share of Regency common stock for each share of Equity One common stock owned immediately prior to the effective time of the merger, resulting in the issuance of approximately $65.5 million shares of Regency common stock to effect the merger.
Estimates, Risks, and Uncertainties
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of commitments and contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Company's financial statements relate to the net carrying values of its real estate investments, collectability of accounts receivable and straight line rent receivable, goodwill, and acquired lease intangible assets and acquired lease intangible liabilities. It is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly if economic conditions were to weaken.
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
The Company consolidates properties that are wholly owned or properties where it owns less than 100%, but which it controls. Control is determined using an evaluation based on accounting standards related to the consolidation of VIEs and voting interest entities. For joint ventures that are determined to be a VIE, the Company consolidates the entity where it is deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.
Ownership of the Parent Company
The Parent Company has a single class of common stock outstanding.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

Ownership of the Operating Partnership
The Operating Partnership's capital includes general and limited common Partnership Units. As of December 31, 2018, the Parent Company owned approximately 99.8%, or 167,904,593, of the 168,254,495 outstanding common Partnership Units of the Operating Partnership, with the remaining limited common Partnership Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. Accordingly, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company's only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.
Real Estate Partnerships
Regency has a partial ownership interest in 133 properties through partnerships, of which 13 are consolidated. Regency's partners include institutional investors, other real estate developers and/or operators, and individual parties who had a role in Regency sourcing transactions for development and investment (the "Partners" or "limited partners"). Regency has a variable interest in these entities through its equity interests. As managing member, Regency maintains the books and records and typically provides leasing and property management to the partnerships. The Partners’ level of involvement in these partnerships varies from protective decisions (debt, bankruptcy, selling primary asset(s) of business) to involvement in approving leases, operating budgets, and capital budgets. The assets of these partnerships are restricted to the use of the partnerships and cannot be used by general creditors of the Company. And similarly, the obligations of these partnerships can only be settled by the assets of these partnerships.

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

◦
Those partnerships in which Regency does not have a controlling financial interest are accounted for using the equity method and Regency's ownership interest is recognized through single-line presentation as Investments in real estate partnerships, in the Consolidated Balance Sheet, and Equity in income of investments in real estate partnerships, in the Consolidated Statements of Operations. Cash distributions of earnings from operations from Investments in real estate partnerships are presented in Cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows. Cash distributions from the sale of a property or loan proceeds received from the placement of debt on a property included in Investments in real estate partnerships are presented in Cash flows provided by investing activities in the accompanying Consolidated Statements of Cash Flows. Distributed proceeds from debt refinancing and real estate sales in excess of Regency's carrying value of its investment has resulted in a negative investment balance for one partnership, which is recorded within Accounts payable and other liabilities in the Consolidated Balance Sheets.

The net difference in the carrying amount of investments in real estate partnerships and the underlying equity in net assets is accreted to earnings and recorded in Equity in income of investments in real estate partnerships in the accompanying Consolidated Statements of Operations over the expected useful lives of the properties and other intangible assets, which range in lives from 10 to 40 years.

•
Those partnerships for which the Partners only have protective rights are considered VIEs under ASC Topic 810, Consolidation. Regency is the primary beneficiary of these VIEs as Regency has power over these partnerships and they operate primarily for the benefit of Regency. As such, Regency consolidates these entities and reports the limited partners’ interest as noncontrolling interests.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

The majority of the operations of the VIEs are funded with cash flows generated by the properties, or in the case of developments, with capital contributions or third party construction loans. Regency does not provide financial support to the VIEs.
The major classes of assets, liabilities, and noncontrolling equity interests held by the Company's VIEs, exclusive of the Operating Partnership as a whole, are as follows:

(in thousands)	December 31, 2018	December 31, 2017
Assets
Net real estate investments	$112,085	172,736
Cash and cash equivalents	7,309	4,993
Liabilities
Notes payable	18,432	16,551
Equity
Limited partners’ interests in consolidated partnerships	30,280	17,572
Noncontrolling Interests
Noncontrolling Interests of the Parent Company
The consolidated financial statements of the Parent Company include the following ownership interests held by owners other than the common stockholders of the Parent Company: (i) the limited Partnership Units in the Operating Partnership held by third parties ("Exchangeable operating partnership units") and (ii) the minority-owned interest held by third parties in consolidated partnerships (“Limited partners' interests in consolidated partnerships”). The Parent Company has included all of these noncontrolling interests in permanent equity, separate from the Parent Company's stockholders' equity, in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity. The portion of net income or comprehensive income attributable to these noncontrolling interests is included in net income and comprehensive income in the accompanying Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income of the Parent Company.
In accordance with ASC Topic 480, Distinguishing Liabilities from Equity, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, are to be classified as redeemable noncontrolling interests outside of permanent equity in the Consolidated Balance Sheets. The Parent Company has evaluated the conditions as specified under ASC Topic 480 as it relates to exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering unregistered common stock. Each outstanding exchangeable operating partnership unit is exchangeable for one share of common stock of the Parent Company, and the unit holder cannot require redemption in cash or other assets. Limited partners' interests in consolidated partnerships are not redeemable by the holders. The Parent Company also evaluated its fiduciary duties to itself, its shareholders, and, as the managing general partner of the Operating Partnership, to the Operating Partnership, and concluded its fiduciary duties are not in conflict with each other or the underlying agreements. Therefore, the Parent Company classifies such units and interests as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity.
Noncontrolling Interests of the Operating Partnership
The Operating Partnership has determined that limited partners' interests in consolidated partnerships are noncontrolling interests. Subject to certain conditions and pursuant to the terms of the agreement, the Company generally has the right, but not the obligation, to purchase the other member’s interest or sell its own interest in these consolidated partnerships. The Operating Partnership has included these noncontrolling interests in permanent capital, separate from partners' capital, in the accompanying Consolidated Balance Sheets and Consolidated Statements of Capital. The portion of net income (loss) or comprehensive income (loss) attributable to these noncontrolling interests is included in net income and comprehensive income in the accompanying Consolidated Statements of Operations and Consolidated Statements Comprehensive Income of the Operating Partnership.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

(b)    Revenues and Tenant Receivable
Leasing Revenue and Receivables
The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due.
When the Company is the owner of the leasehold improvements, recognition of straight-line lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
More than half of all of the lease agreements with anchor tenants contain provisions that provide for additional rents based on tenants' sales volume ("percentage rent"). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Most all lease agreements contain provisions for reimbursement of the tenants' share of real estate taxes, insurance and CAM costs. Recovery of real estate taxes, insurance, and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.
The following table represents the components of Tenant and other receivables, net in the accompanying Consolidated Balance Sheets:

	December 31,
(in thousands)	2018	2017
Billed tenant receivables	$25,590	25,329
Accrued CAM, insurance and tax reimbursements	25,305	14,825
Other receivables	30,953	34,472
Straight-line rent receivables	105,677	93,284
Notes receivable	—	15,803
Less: allowance for doubtful accounts	(10,100)	(8,040)
Less: straight-line rent reserves	(5,066)	(4,688)
Total tenant and other receivables, net	$172,359	170,985
The Company estimates the collectibility of the accounts receivable related to base rents, straight-line rents, expense reimbursements, and other revenue taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms. The Company recorded the following provisions for doubtful accounts:

	Year ended December 31,
(in thousands)	2018	2017	2016
Gross provision for doubtful accounts	$4,993	3,992	1,705
Provision for straight line rent reserve	$1,741	1,129	2,271
Real Estate Sales
On January 1, 2018, the Company adopted the new accounting guidance for sales of nonfinancial assets (“Subtopic 610-20”), as discussed further in the section below, Recent Accounting Pronouncements. Upon adoption of the new standard, the Company's accounting policy for real estate sales subject to Subtopic 610-20 has been updated. Effective January 1, 2018, the Company derecognizes real estate and recognizes a gain or loss on sales of real estate when a contract exists and control of the property has transferred to the buyer. Control of the property, including controlling financial interest, is generally considered to transfer upon closing through transfer of the legal title and possession of the property. Any retained noncontrolling interest is measured at fair value. This change in accounting policy resulted in the recognition, through opening retained

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

earnings on January 1, 2018, of $30.9 million of previously deferred gains from property sales to the Company's Investments in real estate partnerships.
Prior to January 1, 2018, the Company recognized profits from sales of real estate under the full accrual method by the Company when: (i) a sale was consummated; (ii) the buyer's initial and continuing investment was adequate to demonstrate a commitment to pay for the property; (iii) the Company's receivable, if applicable, was not subject to future subordination; (iv) the Company had transferred to the buyer the usual risks and rewards of ownership; and (v) the Company did not have substantial continuing involvement with the property.
Management Services
On January 1, 2018, the Company adopted the new accounting guidance for revenue recognition (Topic 606 Revenue from Contracts with Customers, “Topic 606”), as discussed further in the section below, Recent Accounting Pronouncements. Upon adoption of the new standard, certain of the Company's significant accounting policies subject to Topic 606 have been updated.
The Company adopted Topic 606 using a modified retrospective approach and applied the transition practical expedients allowed by the standard. Additionally, the Company does not need to estimate variable consideration to recognize revenue and was able to apply the practical expedient related to the remaining performance obligations, because all of its performance obligations are:
•satisfied at a point in time,
•part of a contract that has an original expected duration of one year or less, or

•	considered to be a series of performance obligations where variable consideration is allocated entirely to a wholly unsatisfied distinct day of service that forms part of the series.
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
Several of the Company’s partnership agreements provide for incentive payments, generally referred to as “promotes” or “earnouts,” to Regency for appreciation in property values in Regency's capacity as manager. The terms of these promotes are based on appreciation in real estate value over designated time intervals. The Company evaluates its expected promote payout at each reporting period, which generally does not result in revenue recognition until the measurement period has completed, when the amount can be reasonably determined and the amount is not probable of significant reversal. The Company did not recognize any promote revenue during the years ended December 31, 2018, 2017, or 2016.
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
December 31, 2018

is generally due upon lease execution and the second half is generally due upon tenant opening or rent payments commencing.
Transaction Services
The Company also receives transaction fees, as contractually agreed upon with each joint venture, which include acquisition fees, disposition fees, and financing service fees. Control of these services is generally transferred at the time the related transaction closes, which is the point in time when the Company recognizes the related fee revenue. Any unpaid amounts related to transaction-based fees are included in Tenant and other receivables, net, within the Consolidated Balance Sheets.
All income from management service contracts is included within Management, transaction and other fees on the Consolidated Statements of Operations, as follows:

		Year ended December 31,
(in thousands)	Timing of satisfaction of performance obligations	2018	2017	2016
Property management services	Over time	$14,663	13,917	13,075
Asset management services	Over time	7,213	7,090	6,746
Leasing services	Point in time	4,044	3,573	4,285
Other transaction fees	Point in time	2,574	1,578	1,221
Total management, transaction, and other fees		$28,494	26,158	25,327
The accounts receivable for management services, which is included within Tenant and other receivables, net, in the accompanying Consolidated Balance Sheets, are $12.5 million and $8.7 million, as of December 31, 2018 and 2017.
(c)    Real Estate Investments
The following table details the components of Real estate assets in the Consolidated Balance Sheets:

(in thousands)	December 31, 2018	December 31, 2017
Land	$4,205,445	4,235,032
Land improvements	613,847	556,140
Buildings	5,088,102	4,999,378
Building and tenant improvements	901,596	787,880
Construction in progress	54,172	314,391
Total real estate assets	$10,863,162	10,892,821
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

Depreciation is computed using the straight-line method over estimated useful lives of approximately 15 years for land improvements, 40 years for buildings and improvements, and the shorter of the useful life or the remaining lease term subject to a maximum of 10 years for tenant improvements, and three to seven years for furniture and equipment.
Development Costs
Land, buildings, and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into Real estate assets in the accompanying Consolidated Balance Sheets, and are included in Construction in progress within the above table. The capitalized costs include pre-development costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and allocated direct employee costs incurred during the period of development. Interest costs are capitalized into each development project based upon applying the Company's weighted average borrowing rate to that portion of the actual development costs expended. The Company discontinues interest and real estate tax capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would the Company capitalize interest on the project beyond 12 months after substantial completion of the building shell.
Pre-development costs represent the costs the Company incurs prior to land acquisition including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing a shopping center. As of December 31, 2018 and 2017, the Company had deposits of approximately $550,000 and $3.5 million, respectively, included in Construction in progress. If the Company determines that the development of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed. During the years ended December 31, 2018, 2017, and 2016, the Company expensed pre-development costs of approximately $1.9 million, $1.5 million, and $1.5 million, respectively, in Other operating expenses in the accompanying Consolidated Statements of Operations.
Acquisitions
Through June 30, 2017, the Company and its real estate partnerships accounted for operating property acquisitions as business combinations using the acquisition method. Effective July 1, 2017, upon the adoption of Accounting Standards Update ("ASU") 2017-01: Business Combinations (Topic 805) - Clarifying the Definition of a Business, operating property acquisitions are generally considered asset acquisitions. The Company expenses transaction costs associated with business combinations in the period incurred and capitalizes transaction costs associated with asset acquisitions. Both business combinations and asset acquisitions require that the Company recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the operating property acquired ("acquiree").
The Company's methodology includes estimating an “as-if vacant” fair value of the physical property, which includes land, building, and improvements. In addition, the Company determines the estimated fair value of identifiable intangible assets and liabilities, considering the following categories: (i) value of in-place leases, and (ii) above and below-market value of in-place leases.
The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases compared to the acquired in-place leases as well as the value associated with lost rental and recovery revenue during the assumed lease-up period. The value of in-place leases is recorded to Depreciation and amortization expense in the Consolidated Statements of Operations over the remaining expected term of the respective leases.
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
December 31, 2018

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
Impairment
We evaluate whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. For those properties with such indicators, management evaluates recoverability of the property's carrying amount. Through the evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated hold period, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and could differ materially from actual results. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. If such indicators are not identified, management will not assess the recoverability of a property's carrying value. If a property previously classified as held and used is changed to held-for-sale, the Company estimates fair value, less expected costs to sell, which could cause the Company to determine that the property is impaired.
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
Tax Basis
The net book basis of the Company's real estate assets exceeds the net tax basis by approximately $2.8 billion at both December 31, 2018 and 2017, primarily due to the tax free merger with Equity One and inheriting lower carryover tax basis.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

(d)    Cash and Cash Equivalents and Restricted Cash
Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. As of December 31, 2018 and 2017, $2.7 million and $4.0 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans, and are presented as Restricted cash in the Consolidated Balance Sheets.
(e)    Other Assets
Goodwill
Goodwill represents the excess of the purchase price consideration for the Equity One merger over the fair value of the assets acquired and liabilities assumed. The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles - Goodwill and Other, and allocates its goodwill to its reporting units, which have been determined to be at the individual property level. The Company performs an impairment evaluation of its goodwill at least annually, in November of each year, or more frequently as triggers occur.
The goodwill impairment evaluation is completed using either a qualitative or quantitative approach. Under a qualitative approach, the impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, including goodwill. If a qualitative approach indicates it is more likely-than-not that the estimated carrying value of a reporting unit (including goodwill) exceeds its fair value, or if the Company chooses to bypass the qualitative approach for any reporting unit, the Company will perform the quantitative approach described below.
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
Investments
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. The fair value of securities is determined using quoted market prices.
Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized through earnings in Investment income in the Consolidated Statements of Operations. Debt securities not classified as held to maturity or as trading, are classified as available-for-sale, and are carried at fair value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in the Consolidated Statements of Comprehensive Income.
Equity securities with readily determinable fair values are measured at fair value with changes in the fair value recognized through net income and presented within Investment income in the Consolidated Statements of Operations.
(f)    Deferred Leasing Costs
Deferred leasing costs consist of internal and external commissions and legal costs associated with leasing the Company's shopping centers, and are presented net of accumulated amortization. Such costs are amortized over the period through lease expiration. If the lease is terminated early, the remaining leasing costs are written off. See note 1(o), Recent Accounting Pronouncements, for expected changes in 2019 upon adoption of a new accounting standard.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

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
All derivative instruments, whether designated in hedging relationships or not, are recorded on the accompanying Consolidated Balance Sheets at their fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
The Company uses interest rate swaps to mitigate its interest rate risk on a related financial instrument or forecasted transaction, and the Company designates these interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company also utilizes cash flow hedges to lock U.S. Treasury rates in anticipation of future fixed-rate debt issuances. The gains or losses resulting from changes in fair value of derivatives that qualify as cash flow hedges are recognized in Accumulated other comprehensive income (“AOCI”). Upon the settlement of a hedge, gains and losses remaining in AOCI are amortized through earnings over the underlying term of the hedged transaction. The cash receipts or payments related to interest rate swaps are presented in cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows.
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
(h)    Income Taxes
The Parent Company believes it qualifies, and intends to continue to qualify, as a REIT under the Code. As a REIT, the Parent Company will generally not be subject to federal income tax, provided that distributions to its stockholders are at least equal to REIT taxable income. Each wholly-owned corporate subsidiary of the Operating Partnership has elected to be a TRS as defined in Section 856(l) of the Code. The TRS's are subject to federal and state income taxes and file separate tax returns. As a pass through entity, the Operating Partnership generally does not pay taxes, but its taxable income or loss is reported by its partners, of which the Parent Company, as general partner and approximately 99.8% owner, is allocated its pro-rata share of tax attributes.
The Company accounts for income taxes related to its TRS’s under the asset and liability approach, which requires the recognition of the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

effect for the year in which the differences are expected to reverse. The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized. A valuation allowance is recorded to reduce deferred tax assets when it is believed that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent and projected results of operations in order to make that determination.
In addition, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (2015 and forward for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.
The Tax Cuts and Jobs Act (the “Act”) was signed into law in December 2017. Key provisions in the Act have significant financial statement effects. These effects include remeasurement of deferred taxes, recognition of liabilities for taxes on mandatory deemed repatriation and certain other foreign income, and reassessment of the realizability of deferred tax assets. Because the asset and liability approach under ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, the effects were recognized in the Company's December 2017 financial statements, even though the effective date of the law for most provisions is January 1, 2018. The Company calculated the tax impact of the change in tax law. The revaluation of the deferred tax assets and liabilities at the appropriate tax rate resulted in a $9.7 million benefit recognized in earnings for 2017. To the extent that all information necessary was not available, prepared or analyzed, companies were allotted a measurement period to make adjustments for the effect of the law. The Company completed its analysis of the Act during 2018 and recorded an immaterial benefit in earnings.
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
(j)    Stock-Based Compensation
The Company grants stock-based compensation to its employees and directors. The Company recognizes the cost of stock-based compensation based on the grant-date fair value of the award, which is expensed over the vesting period.
When the Parent Company issues common stock as compensation, it receives a like number of common units from the Operating Partnership. The Company is committed to contributing to the Operating Partnership all proceeds from the share-based awards granted under the Parent Company's Long-Term Omnibus Plan (the “Plan”). Accordingly, the Parent Company's ownership in the Operating Partnership will increase based on the amount of proceeds contributed to the Operating Partnership for the common units it receives. As a result of the issuance of common units to the Parent Company for stock-based compensation, the Operating Partnership records the effect of stock-based compensation for awards of equity in the Parent Company.
(k)    Segment Reporting
The Company's business is investing in retail shopping centers through direct ownership or partnership interests. The Company actively manages its portfolio of retail shopping centers and may from time to time make decisions to sell lower performing properties or developments not meeting its long-term investment objectives. The proceeds from sales are generally reinvested into higher quality retail shopping centers, through acquisitions, new developments, or redevelopment of existing centers, which management believes will generate sustainable revenue growth and attractive returns. It is management's intent that all retail shopping centers will be owned or developed for investment purposes; however, the Company may decide to

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

sell all or a portion of a development upon completion. The Company's revenues and net income are generated from the operation of its investment portfolio. The Company also earns fees for services provided to manage and lease retail shopping centers owned through joint ventures.
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
(n)    Reclassifications
Certain amounts included in the Consolidated Balance Sheets for 2017 have been reclassified to conform to the 2018 financial statement presentation as a result of changes in presentation of Real estate assets, at cost.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

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

ASU 2016-01, January 2016, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
This ASU amends the guidance on equity securities with readily determinable fair values to no longer require classification as either trading or available-for-sale and now requires equity securities to be measured at fair value with changes in the fair value recognized through net income. Equity investments accounted for under the equity method are not included in the scope of this amendment.

January 2018
The Company's adoption of this standard did not have a significant impact on its results of operations, financial condition or cash flows as the Company had, at January 1, 2018, an insignificant amount of equity securities within the scope of this standard.
The adoption did not result in a material impact to the Company's fair value disclosures.

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
December 31, 2018

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

Upon adoption, and for the years ended December 31, 2017 and 2016, net cash provided by operating activities decreased by $1.4 million and $298,000, and net cash used in investing activities increased by $749,000 and decreased $1.2 million, respectively, with a corresponding increase in cash and cash equivalents and restricted cash within the Consolidated Statements of Cash Flows.

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
December 31, 2018

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

ASU 2016-10, April 2016, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

ASU 2016-12, May 2016, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

ASU 2016-19, December 2016, Technical Corrections and Improvements

ASU 2016-20, December 2016, Technical Corrections and Improvements to Topic 606 Revenue from Contracts With Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of Topic 606 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. It supersedes most of the existing revenue guidance, including industry-specific guidance. The core principal of this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying Topic 606, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized.

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

The adoption of Topic 606 resulted in additional disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, as seen in Note 1(b).

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Not yet adopted:
Leases (Topic 842) and related updates:

ASU 2016-02, February 2016, Leases (Topic 842)

ASU 2018-10, July 2018: Codification Improvements to Topic 842, Leases

ASU 2018-11, July 2018, Leases (Topic 842): Targeted Improvements
ASU 2018-20, December 2018, Leases (Topic 842): Narrow-Scope Improvements for Lessors

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
January 2019
The Company continues to evaluate the impact this standard will have on its financial statements and related disclosures. Based on adoption and implementation efforts to date, management has identified expected changes from the new standard from its perspective as both a lessee and a lessor, as noted in the following pages.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

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

An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparable period presented in the financial statements as its date of initial application. The Company will elect option 1 and only present as of the effective date.

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

Based on current estimates, the Company anticipates recognizing operating lease liabilities for its ground and office leases, with a corresponding ROU asset, of less than 5% of total assets. For these existing operating leases, the Company will continue to recognize a single lease expense for its existing ground and office operating leases, currently included in Operating and maintenance expenses and General and administrative expenses, respectively, in the Consolidated Statements of Operations.

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
December 31, 2018

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Topic 842, Leases (continued)
Lessor Accounting:
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

The Company's existing lessor leases will continue to be classified as operating leases. Leases entered into after the effective date of the new standard may be classified as operating or sales-type leases, based on specific classification criteria. Operating leases will continue to have a similar patter of recognition as under current GAAP. Sales-type lease accounting, however, will result in the recognition of selling-profit at lease commencement, with interest income recognized over the life of the lease.

The terms of the Company's leases generally provide that the Company is entitled to receive reimbursements from tenants for operating expenses such as real estate taxes, insurance and CAM, in addition to the base rental payments for use of the underlying asset (e.g. unit of the shopping center). Under the new standard, CAM is considered a non-lease component of a lease contract, which would be accounted for under Topic 606. However, the Company expects to apply the practical expedient to account for its lease and non-lease components as a single, combined operating lease component. While the timing of recognition should remain the same, the Company expects to no longer present Minimum rent and Recoveries from tenants separately in our Consolidated Statements of Operations beginning January 1, 2019.

Capitalization of indirect internal leasing costs and legal costs will no longer be permitted upon the adoption of this standard, which will result in an increase in Total operating expenses in the Consolidated Statements of Operations in the period of adoption and prospectively.
Previous capitalization of internal leasing costs was $6.5 million, $10.4 million, and $10.5 million during the years ended December 31, 2018, 2017, and 2016, respectively.

Previous capitalization of legal costs was $1.6 million, $1.2 million, and $0.7 million during the years ended December 31, 2018, 2017 and 2016, respectively, including our pro rata share recognized through Equity in income of investments in real estate partnerships.

The Company will continue its evaluation of the accounting standard, additional impacts of adoption, and changes in presentation and disclosure requirements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

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
January 2020
The Company is currently evaluating the impact of adopting this new accounting standard, which is expected to only impact fair value measurement disclosures and therefore should have minimal impact on the Company's financial position, results of operations, or cash flows.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

2.	Real Estate Investments
Acquisitions
The following tables detail the shopping centers acquired or land acquired or leased for development.

(in thousands)		December 31, 2018
Date Purchased	Property Name	City/State	Property Type	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
01/10/18	Hewlett Crossing I & II	Hewlett, NY	Operating	$30,900	9,700	3,114	1,868
04/03/18	Rivertowns Square	Dobbs Ferry, NY	Operating	68,933	—	4,993	5,554
12/14/18	Pablo Plaza (1)	Jacksonville, FL	Operating	1,310	—	—	—
12/27/18	The Village at Hunter's Lake	Tampa, FL	Development	1,812	—	—	—
12/31/18	Carytown Exchange (2)	Richmond, VA	Development	13,284	—	264	—
Total property acquisitions				$116,239	9,700	8,371	7,422
(1) The Company purchased a 5,000 square foot building adjacent to the Company's existing operating Pablo Plaza for redevelopment.
(2)  The Company closed on the Carytown Exchange development, with a partner contributing land valued at $13 million which is recorded within Limited partners' interest in consolidated partnerships in the accompanying Consolidated Balance Sheets. Regency is contributing the capital to fund the development, which is currently estimated to be approximately $26 million.

(in thousands)		December 31, 2017
Date Purchased	Property Name	City/State	Property Type	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
03/06/17	The Field at Commonwealth	Chantilly, VA	Development	$9,500	—	—	—
03/08/17	Pinecrest Place (1)	Miami, FL	Development	—	—	—	—
04/13/17	Mellody Farm (2)	Chicago, IL	Development	26,200	—	—	—
06/28/17	Concord outparcel (3)	Miami, FL	Operating	350	—	—	—
07/20/17	Aventura Square outparcel (4)	Miami, FL	Operating	1,750	—	90	9
11/15/17	Indigo Square	Mount Pleasant, SC	Development	3,900	—	—	—
12/21/17	Scripps Ranch Marketplace	San Diego, CA	Operating	81,600	27,000	4,997	9,551
12/28/17	Roosevelt Square	Seattle, WA	Operating	68,084	—	3,842	8,002
Total property acquisitions				$191,384	27,000	8,929	17,562
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
December 31, 2018

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
Final Purchase Price Allocation of Merger
The Equity One merger has been accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values and allows a measurement period, not to exceed one year from the acquisition date, to finalize the acquisition date fair values. The merger closed on March 1, 2017, and the Company finalized its purchase price allocation by March 1, 2018.
The acquired assets and assumed liabilities of an acquired operating property generally include, but are not limited to: land, buildings and improvements, identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, and value of acquired in-place leases. This methodology requires estimating an “as-if vacant” fair value of the physical property, which includes land, building, and improvements and also determining the estimated fair value of identifiable intangible assets and liabilities, considering the following categories: (i) value of in-place leases, and (ii) above and below-market value of in-place leases, and deferred taxes related to the book tax difference created through purchase accounting. The excess of the purchase price consideration over the fair value of assets acquired and liabilities assumed resulted in goodwill in the business combination. The goodwill is not deductible for tax purposes.
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
December 31, 2018

The following table summarizes the final purchase price allocation based on the Company's valuation, including estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed:

(in thousands)	Final Purchase Price Allocation
Land	$2,865,053
Building and improvements	2,619,163
Construction in progress	68,744
Properties held for sale	19,600
Investments in unconsolidated real estate partnerships	99,666
Real estate assets	5,672,226
Cash, accounts receivable and other assets	112,909
Intangible assets	458,877
Goodwill	332,384
Total assets acquired	6,576,396
Notes payable	757,399
Accounts payable, accrued expenses, and other liabilities	122,217
Lease intangible liabilities	503,675
Total liabilities assumed	1,383,291
Total purchase price	$5,193,105
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
December 31, 2018

Pro forma Information (unaudited)
The following unaudited pro forma financial data includes the incremental revenues, operating expenses, depreciation and amortization, and costs of the Equity One acquisition as if it had occurred on January 1, 2016:

		Year ended December 31,
(in thousands, except per share data)		2017	2016
Total revenues		$1,052,221	1,006,367
Income from operations	(1)	281,393	63,907
Net income attributable to common stockholders	(1)	262,270	40,868
Income per common share - basic		1.54	0.25
Income per common share - diluted		1.54	0.25
(1) The pro forma earnings for the year ended December 31, 2017, were adjusted to exclude $103.6 million of merger costs, as if they had occurred during 2016.
The pro forma financial data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

3.	Property Dispositions
Dispositions
The following table provides a summary of consolidated shopping centers and land parcels disposed of:

	Year ended December 31,
(in thousands, except number sold data)	2018	2017	2016
Net proceeds from sale of real estate investments	$250,445	110,015	135,161	'(1)
Gain on sale of real estate, net of tax	$28,343	27,432	47,321
Provision for impairment of real estate sold	$31,041	—	1,700
Number of operating properties sold	10	6	11
Number of land parcels sold	9	9	16

(1) Includes cash deposits received in the previous year.
At December 31, 2018, the Company also had four properties classified as Properties held for sale on the Consolidated Balance Sheets, which have sold or are expected to sell subsequent to December 31, 2018.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

4.	Investments in Real Estate Partnerships
The Company invests in real estate partnerships, which consist of the following:

	December 31, 2018
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	The Company's Share of Net Income of the Partnership	Net Income of the Partnership
GRI - Regency, LLC (GRIR)	40.00%	70	$189,381	1,646,448	29,614	74,139
New York Common Retirement Fund (NYC)	30.00%	6	54,250	277,626	490	2,239
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7	13,625	141,807	1,311	6,650
Columbia Regency Partners II, LLC (Columbia II)	20.00%	13	38,110	377,121	4,673	23,367
Cameron Village, LLC (Cameron)	30.00%	1	11,169	98,633	943	3,177
RegCal, LLC (RegCal)	25.00%	7	31,235	139,844	1,542	6,167
US Regency Retail I, LLC (USAA)	20.01%	7	—	89,524	937	4,685
Other investments in real estate partnerships	9.375% - 50.00%	9	125,231	456,828	3,464	8,661
Total investments in real estate partnerships		120	$463,001	3,227,831	42,974	129,085

	December 31, 2017
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	The Company's Share of Net Income of the Partnership	Net Income of the Partnership
GRI - Regency, LLC (GRIR)	40.00%	70	$198,521	1,656,068	27,440	69,211
New York Common Retirement Fund (NYC)	30.00%	6	53,277	284,412	686	2,757
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	6	7,057	130,836	3,620	18,233
Columbia Regency Partners II, LLC (Columbia II)	20.00%	12	13,720	329,992	1,530	7,690
Cameron Village, LLC (Cameron)	30.00%	1	11,784	99,808	850	2,917
RegCal, LLC (RegCal)	25.00%	7	27,829	138,717	1,403	5,613
US Regency Retail I, LLC (USAA)	20.01%	7	—	90,900	4,456	22,299
Other investments in real estate partnerships	50.00%	6	74,116	154,987	3,356	11,238
Total investments in real estate partnerships		115	$386,304	2,885,720	43,341	139,958

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

The summarized balance sheet information for the investments in real estate partnerships, on a combined basis, is as follows:

	December 31,
(in thousands)	2018	2017
Investments in real estate, net	$3,001,481	2,682,578
Acquired lease intangible assets, net	57,053	54,021
Other assets	169,297	149,121
Total assets	$3,227,831	2,885,720

Notes payable	$1,609,647	1,514,729
Acquired lease intangible liabilities, net	49,501	42,466
Other liabilities	90,577	70,498
Capital - Regency	498,852	445,068
Capital - Third parties	979,254	812,959
Total liabilities and capital	$3,227,831	2,885,720
The following table reconciles the Company's capital recorded by the unconsolidated partnerships to the Company's investments in real estate partnerships reported in the accompanying consolidated balance sheet:

	December 31,
(in thousands)	2018	2017
Capital - Regency	$498,852	445,068
Basis difference	(38,064)	(37,852)
Negative investment in USAA (1)	3,513	11,290
Impairment of investment in real estate partnerships	(1,300)	(1,300)
Restricted Gain Method deferral (2)	—	(30,902)
Investments in real estate partnerships	$463,001	386,304

(1)  The USAA partnership has distributed proceeds from debt refinancing and real estate sales in excess of Regency's carrying value of its investment resulting in a negative investment balance, which is recorded within Accounts payable and other liabilities in the Consolidated Balance Sheets.

(2)  Upon adoption of ASU 2017-05 (ASC Subtopic 610-20) on January 1, 2018, the Company recognized $30.9 million of previously deferred gains through opening retained earnings, as discussed in note 1 to the Consolidated Financial Statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

The revenues and expenses for the investments in real estate partnerships, on a combined basis, are summarized as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Total revenues	$414,631	396,596	364,087
Operating expenses:
Depreciation and amortization	99,847	99,327	99,252
Operating and maintenance	66,299	58,283	52,725
General and administrative	5,697	5,582	5,342
Real estate taxes	54,119	49,904	42,813
Other operating expenses	1,003	2,923	2,356
Total operating expenses	$226,965	216,019	202,488
Other expense (income):
Interest expense, net	73,508	73,244	69,193
Gain on sale of real estate	(16,624)	(34,276)	(70,907)
Early extinguishment of debt	—	—	69
Other expense (income)	1,697	1,651	2,197
Total other expense (income)	58,581	40,619	552
Net income of the Partnerships	$129,085	139,958	161,047
The Company's share of net income of the Partnerships	$42,974	43,341	56,518

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

Acquisitions
The following table provides a summary of shopping centers and land parcels acquired through our unconsolidated real estate partnerships:

(in thousands)		Year ended December 31, 2018
Date Purchased	Property Name	City/State	Property Type	Co-investment Partner	Ownership %	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
01/02/18	Ballard Blocks I	Seattle, WA	Operating	Other	49.90%	$54,500	—	3,668	2,350
01/02/18	Ballard Blocks II	Seattle, WA	Development	Other	49.90%	4,000	—	—	—
01/05/18	The District at Metuchen	Metuchen, NJ	Operating	Columbia II	20.00%	33,830	—	3,147	1,905
05/18/18	Crossroads Commons II	Boulder, CO	Operating	Columbia I	20.00%	10,500	—	447	769
09/07/18	Ridgewood Shopping Center	Raleigh, NC	Operating	Columbia II	20.00%	45,800	10,233	3,372	2,278
12/17/18	Shoppes at Bartram Park	Jacksonville, FL	Operating (1)	Other	50.00%	984	—	—	—
12/14/18	Town and Country Center	Los Angeles, CA	Operating	Other	9.38%	197,248	90,000	3,255	5,650
Total property acquisitions						$346,862	100,233	13,889	12,952
(1) Land parcels purchased as additions to the existing operating property.

(in thousands)		Year ended December 31, 2017
Date Purchased	Property Name	City/State	Property Type	Co-investment Partner	Ownership %	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
10/11/17	Midtown East	Raleigh, NC	Development	Other	50.00%	$15,075	—	—	—
Total property acquisitions						$15,075	—	—	—

Dispositions
The following table provides a summary of shopping centers and land parcels disposed of through our unconsolidated real estate partnerships:

	Year ended December 31,
(in thousands)	2018	2017	2016
Proceeds from sale of real estate investments	$27,144	73,122	174,090
Gain on sale of real estate	$16,624	34,276	70,907
The Company's share of gain on sale of real estate	$3,608	6,591	25,003
Number of operating properties sold	1	3	10
Number of land out-parcels sold	2	1	1

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

Notes Payable
Scheduled principal repayments on notes payable held by our unconsolidated investments in real estate partnerships as of December 31, 2018 were as follows:

Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2019	$20,062	65,939	—	86,001	22,294
2020	17,043	326,583	—	343,626	101,841
2021	11,048	269,942	19,635	300,625	104,375
2022	7,811	170,702	—	178,513	68,417
2023	2,989	171,608	—	174,597	65,096
Beyond 5 Years	7,353	529,637	—	536,990	175,032
Net unamortized loan costs, debt premium / (discount)	—	(10,705)	—	(10,705)	(3,082)
Total notes payable	$66,306	1,523,706	19,635	1,609,647	533,973
These fixed and variable rate loans are all non-recourse, and mature through 2034, with 92.4% having a weighted average fixed interest rate of 4.6%. The remaining notes payable float over LIBOR and had a weighted average variable interest rate of 4.6% at December 31, 2018. Maturing loans will be repaid from proceeds from refinancing, partner capital contributions, or a combination thereof. The Company is obligated to contribute its pro-rata share to fund maturities if the loans are not refinanced, and it has the capacity to do so from existing cash balances, availability on its line of credit, and operating cash flows. The Company believes that its partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, the Company would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.
Management fee income
In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Asset management, property management, leasing, and investment and financing services	$27,873	25,260	24,595

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

5.    Other Assets
The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets:

(in thousands)	December 31, 2018	December 31, 2017
Goodwill	$314,143	331,884
Investments	41,287	41,636
Prepaid and other	17,937	30,332
Derivative assets	17,482	14,515
Furniture, fixtures, and equipment, net	6,127	6,123
Deferred financing costs, net	6,851	2,637
Total other assets	$403,827	427,127
The following table presents the goodwill balances and activity during the year to date periods ended:

(in thousands)	December 31, 2018			December 31, 2017
	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$331,884	—	331,884	—	—	—
Goodwill resulting from Equity One merger	500	—	500	331,884	—	331,884
Goodwill allocated to Provision for impairment	—	(12,628)	(12,628)	—	—	—
Goodwill allocated to Properties held for sale	(1,159)	—	(1,159)	—	—	—
Goodwill associated with disposed reporting units:
Goodwill allocated to Provision for impairment	(9,913)	9,913	—	—	—	—
Goodwill allocated to Gain on sale of real estate	(4,454)	—	(4,454)	—	—	—
End of year balance	$316,858	(2,715)	314,143	331,884	—	331,884

During the year ended December 31, 2018, the Company recognized a $38.4 million provision for impairment, net of tax, on seven operating properties that sold or are expected to sell, including $12.6 million of goodwill. As the Company identifies properties ("reporting units") that no longer meet its investment criteria, it will evaluate the property for potential sale. A decision to sell a reporting unit results in the need to evaluate its goodwill for recoverability and may result in impairment. If events occur that trigger an impairment evaluation at multiple reporting units, a goodwill impairment may be significant.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

6.	Acquired Lease Intangibles
The Company had the following acquired lease intangibles:

	December 31,
(in thousands)	2018	2017
In-place leases	$457,379	470,315
Above-market leases	57,294	64,625
Below-market ground leases	92,085	92,166
Total intangible assets	$606,758	627,106
Accumulated amortization	(219,689)	(148,280)
Acquired lease intangible assets, net	$387,069	478,826

Below-market leases	$584,371	588,850
Above-market ground leases	5,101	5,101
Total intangible liabilities	589,472	593,951
Accumulated amortization	(92,746)	(56,550)
Acquired lease intangible liabilities, net	$496,726	537,401
The following table provides a summary of amortization and net accretion amounts from acquired lease intangibles:

	Year ended December 31,			Line item in Consolidated Statements of Operations
(in thousands)	2018	2017	2016
In-place lease amortization	$76,649	88,284	11,533	Depreciation and amortization
Above-market lease amortization	10,433	9,443	1,742	Minimum rent
Below-market ground lease amortization	1,688	1,886	1,111	Operating and maintenance
Acquired lease intangible asset amortization	$88,770	99,613	14,386

Below-market lease amortization	$45,561	34,786	6,827	Minimum rent
Above-market ground lease amortization	94	136	167	Operating and maintenance
Acquired lease intangible liability amortization	$45,655	34,922	6,994
The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for the next five years are as follows:

(in thousands)
In Process Year Ending December 31,	Net accretion of Above / Below market lease intangibles	Amortization of In-place lease intangibles	Net amortization of Below / Above ground lease intangibles
2019	$27,768	53,506	1,554
2020	26,646	40,528	1,554
2021	25,986	32,344	1,554
2022	24,239	24,692	1,554
2023	23,499	19,605	1,554

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

7.    Income Taxes
The Company has elected to be taxed as a REIT under the applicable provisions of the Code with certain of its subsidiaries treated as TRS entities, which are subject to federal and state income taxes.
The following table summarizes the tax status of dividends paid on our common shares:

	Year ended December 31,
(in thousands)	2018	2017	2016
Dividend per share	$2.22	2.10	2.00
Ordinary income	98%	86%	53%
Capital gain	—%	10%	8%
Return of capital	—%	4%	39%
Qualified dividend income	2%	—%	—%
Section 199A dividend	98%	—%	—%
Our consolidated expense (benefit) for income taxes for the years ended December 31, 2018, 2017, and 2016 was as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Income tax expense (benefit):
Current	$5,667	1,168	(153)
Deferred	(5,145)	(10,815)	—
Total income tax expense (benefit) (1)	$522	(9,647)	(153)

(1) Includes $706,000 and $90,000 of tax expense presented within Other operating expenses during the year ended December 31, 2018 and 2017, respectively. Additionally, $184,000 and $153,000 of tax benefit is presented within Gain on sale of real estate (or Provision for impairment), net of tax, during the years ended December 31, 2018 and 2016, respectively.

The TRS entities are subject to federal and state income taxes and file separate tax returns. Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income of the TRS entities, as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Computed expected tax expense (benefit)	$(584)	1,190	933
State income tax, net of federal benefit	636	108	56
Valuation allowance	(392)	(1,512)	(1,239)
Tax rate change	—	(9,737)	—
Permanent items	1,067	—	—
All other items	(205)	304	97
Total income tax expense (benefit) (1)	522	(9,647)	(153)
Income tax expense (benefit) attributable to operations (1)	$522	(9,647)	(153)
(1) Includes $706,000 and $90,000 of tax expense presented within Other operating expenses during the year ended December 31, 2018 and 2017, respectively. Additionally, $184,000 and $153,000 of tax benefit is presented within Gain on sale of real estate (or Provision for impairment), net of tax, during the years ended December 31, 2018 and 2016, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

The tax effects of temporary differences and carryforwards (included in Accounts payable and other liabilities in the accompanying Consolidated Balance Sheets) are summarized as follows:

	December 31,
(in thousands)	2018	2017
Deferred tax assets
Provision for impairment	3,785	3,785
Deferred interest expense	2,617	2,754
Capitalized costs under Section 263A	713	729
Net operating loss carryforward	166	373
Other	2,123	2,297
Deferred tax assets	9,404	9,938
Valuation allowance	(7,907)	(8,300)
Deferred tax assets, net	1,497	1,638
Deferred tax liabilities
Straight line rent	(565)	(528)
Fixed assets	(14,829)	(19,757)
Other	—	(7)
Deferred tax liabilities	(15,394)	(20,292)
Net deferred tax liabilities	$(13,897)	(18,654)
The net deferred tax liability decreased during 2018 primarily due to the sale of properties at the TRS entities. Due to uncertainty regarding the realization of certain deferred tax assets, the Company previously established valuation allowances, primarily in connection with the deferred interest and NOL carryforwards related to certain TRSs. As of December 31, 2018, the minimal projected future taxable income and unpredictable nature of potential property sales with built in losses support the conclusion that it is still more likely than not that some of the deferred tax assets will not be realized.

8.	Notes Payable and Unsecured Credit Facilities
The Company’s outstanding debt consists of the following:

	Maturing Through	Weighted Average Contractual Rate	Weighted Average Effective Rate	December 31,
(in thousands)				2018	2017
Notes payable:
Fixed rate mortgage loans	10/1/2036	4.8%	4.3%	$403,306	520,193
Variable rate mortgage loans (1)	6/2/2027	3.5%	3.7%	127,850	125,866
Fixed rate unsecured public and private debt	2/1/2047	4.0%	4.4%	2,475,322	2,325,656
Total notes payable				$3,006,478	2,971,715
Unsecured credit facilities:
Line of Credit (2)	3/23/2022	3.4%	3.5%	145,000	60,000
Term Loans	1/5/2022	2.4%	2.5%	563,734	563,262
Total unsecured credit facilities				$708,734	623,262
Total debt outstanding				$3,715,212	3,594,977

(1) Includes five mortgages, whose interest varies on LIBOR based formulas. Three of these variable rate loans have interest rate swaps in place to fix the interest rates at a range of 2.8% to 4.1%.
(2) Maturity is subject to two six month extensions as the Company's option. The weighted average contractual and effective interest rates for the Line are calculated based on a fully drawn Line balance.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

Notes Payable
Notes payable consist of mortgage loans secured by properties and unsecured public and private debt. Mortgage loans may be prepaid, but could be subject to yield maintenance premiums, and are generally due in monthly installments of principal and interest or interest only. Unsecured public debt may be prepaid subject to accrued and unpaid interest through the proposed redemption date and a make-whole premium. Interest on unsecured public and private debt is payable semi-annually.
The Company is required to comply with certain financial covenants for its unsecured public debt as defined in the indenture agreements such as the following ratios: Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of December 31, 2018, management of the Company believes it is in compliance with all financial covenants for its unsecured public debt.
Unsecured Credit Facilities
The Company has an unsecured line of credit commitment (the "Line") and unsecured term loans (the "Term Loans") under separate credit agreements with a syndicate of banks.
The Line has a borrowing capacity of $1.25 billion, which is reduced by the balance of outstanding borrowings and commitments under outstanding letters of credit. The Line bears interest at a variable rate of LIBOR plus 0.875% and is subject to a commitment fee of 0.15%, both of which are based on the Company's corporate credit rating.
The Term Loans bear interest at a variable rate based on LIBOR plus 0.95% and have interest rate swaps in place to fix the interest, as discussed further in note 9.
The Company is required to comply with certain financial covenants as defined in the Line and Term Loan credit agreements, such as Ratio of Indebtedness to Total Asset Value ("TAV"), Ratio of Unsecured Indebtedness to Unencumbered Asset Value, Ratio of Adjusted EBITDA to Fixed Charges, Ratio of Secured Indebtedness to TAV, Ratio of Unencumbered Net Operating Income to Unsecured Interest Expense, and other covenants customary with this type of unsecured financing. As of December 31, 2018, management of the Company believes it is in compliance with all financial covenants for the Line and Term Loans.
Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	December 31, 2018
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2019	$9,518	13,216	—	22,734
2020	11,287	78,580	300,000	389,867
2021	11,599	77,060	250,000	338,659
2022	11,798	5,848	710,000	727,646
2023	10,043	59,375	—	69,418
Beyond 5 Years	27,013	209,845	1,950,000	2,186,858
Unamortized debt premium/(discount) and issuance costs	—	5,974	(25,944)	(19,970)
Total notes payable	$81,258	449,898	3,184,056	3,715,212

(1) Includes unsecured public and private debt and unsecured credit facilities.
The Company has $13.2 million of debt maturing over the next twelve months, which is in the form of a non-recourse mortgage loan. The Company currently intends to payoff the maturing balance and leave the property unencumbered. The Company has sufficient capacity on its Line to repay the maturing debt, if necessary.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

9.	Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value at December 31,
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2018	2017
12/6/18	6/28/19	$250,000	30 year U.S. Treasury	3.147%	$(5,491)	—
4/3/17	12/2/20	300,000	1 Month LIBOR with Floor	1.824%	3,759	1,804
8/1/16	1/5/22	265,000	1 Month LIBOR with Floor	1.053%	10,838	10,744
4/7/16	4/1/23	20,000	1 Month LIBOR	1.303%	880	801
12/1/16	11/1/23	33,000	1 Month LIBOR	1.490%	1,376	1,166
6/2/17	6/2/27	37,500	1 Month LIBOR with Floor	2.366%	629	(177)
Total derivative financial instruments					$11,991	14,338

(1) Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of December 31, 2018, does not have any derivatives that are not designated as hedges. The Company has master netting agreements; however, the Company generally does not have multiple derivatives subject to a single master netting agreement with the same counterparties and none are offset in the accompanying Consolidated Balance Sheets.
The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative				Location and Amount of Gain (Loss) Reclassified from AOCI into Income				Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Year ended December 31,				Year ended December 31,				Year ended December 31,
(in thousands)	2018	2017	2016		2018	2017	2016		2018	2017	2016
Interest rate swaps	$402	1,151	10,613	Interest expense	$(5,342)	(11,103)	(10,553)	Interest expense, net	$(148,456)	(132,629)	(90,712)
Interest rate swaps	$—	—	(20,945)	Loss on derivative instruments (1)	$—	—	(40,586)	Loss on derivative instruments (1)	$—	—	40,586
(1)  During 2016, the Company completed an equity offering, rather than its previously expected issuance of new fixed rate debt, to fund the repayment of maturing debt and to settle the forward starting swaps entered in contemplation of the previously anticipated new debt transaction. As a result of the equity offering, the Company believed that the issuance of new fixed rate debt within the remaining period of the forward starting swaps was probable not to occur. Accordingly, the Company ceased hedge accounting and reclassified the $40.6 million paid to settle the forward starting swaps from Accumulated other comprehensive income to earnings during 2016.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

As of December 31, 2018, the Company expects $867,000 of net deferred losses on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months. Included in the reclass is $7.4 million which is related to previously settled swaps on the Company's ten year fixed rate unsecured debt.

10.	Fair Value Measurements
(a)    Disclosure of Fair Value of Financial Instruments
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximates their fair values, except for the following:

	December 31,
	2018		2017
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable (1)	$—	—	$15,803	15,660
Financial liabilities:
Notes payable	$3,006,478	2,961,769	$2,971,715	3,058,044
Unsecured credit facilities	$708,734	710,902	$623,262	625,000

(1) Notes receivable are included in Tenant and other receivables, net on the Consolidated Balance Sheets.
The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of December 31, 2018 and 2017. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.
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
(b)    Fair Value Measurements
The following financial instruments are measured at fair value on a recurring basis:
Securities
The Company has investments in marketable securities that are included within other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment loss (income) in the accompanying Consolidated Statements of Operations, and includes unrealized losses (gains) of $3,314, ($1,136), and ($773) for the years ended December 31, 2018, 2017, and 2016, respectively.
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
December 31, 2018

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
The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$33,354	33,354	—	—
Available-for-sale debt securities	7,933	—	7,933	—
Interest rate derivatives	17,482	—	17,482	—
Total	$58,769	33,354	25,415	—
Liabilities:
Interest rate derivatives	$(5,491)	—	(5,491)	—

	Fair Value Measurements as of December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$31,662	31,662	—	—
Available-for-sale debt securities	9,974	—	9,974	—
Interest rate derivatives	14,515	—	14,515	—
Total	$56,151	31,662	24,489	—
Liabilities:
Interest rate derivatives	$(177)	—	(177)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis:

	Fair Value Measurements as of December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
Properties held for sale	42,760	—	42,760	—	(6,579)
During the year ended December 31, 2018, the Company recognized a $38.4 million provision for impairment, net of tax, which included $31.8 million on real estate sold or held and used and $6.6 million on the above three properties classified as held for sale. The impairment of the real estate assets was determined based on the expected selling price as compared to the Company's carrying value of its investment.
There were no assets measured at fair value on a nonrecurring basis as of December 31, 2017.

11.	Equity and Capital
Common Stock of the Parent Company
At the Market ("ATM") Program
Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500.0 million of common stock at prices determined by the market at the time of sale. There were no shares issued under the ATM equity program during the years ended December 31, 2018 or 2017. As of December 31, 2018, all $500.0 million of common stock remained available for issuance under this ATM equity program.
Share Repurchase Program
On February 7, 2018, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the Board. Through the date of filing, the Company has repurchased $246.5 million of shares. The program was scheduled to expire on February 6, 2020; however, the program was closed upon the authorization by the Company's Board of a new share repurchase program, as further discussed below.
Share Repurchase Program - Subsequent Event
On February 5, 2019, the Company's Board authorized a new common share repurchase program under which the Company, may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is set to expire on February 4, 2020. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the Board.
Transfer of Listing
On October 25, 2018, the Company's Board approved the transfer of the Company's common stock from listing on NYSE to NASDAQ. The last day of trading on the NYSE was November 12, 2018. The Company's common stock commenced trading on NASDAQ on November 13, 2018, and continues to trade under the stock symbol "REG".

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

Common Units of the Operating Partnership
Common units were issued to or redeemed from the Parent Company in relation to the Parent Company's issuance or repurchase of common stock, as discussed above.
General Partners
The Parent Company, as general partner, owned the following Partnership Units outstanding:

	December 31,
(in thousands)	2018	2017
Partnership units owned by the general partner	167,904	171,365
Partnership units owned by the limited partners	350	350
Total partnership units outstanding	168,254	171,715
Percentage of partnership units owned by the general partner	99.8%	99.8%
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the balances of each component of AOCI:

	Controlling Interest			Noncontrolling Interest			Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Securities	AOCI	AOCI
Balance as of December 31, 2015	$(58,650)	(43)	(58,693)	(785)	—	(785)	(59,478)
Other comprehensive income before reclassifications	(10,587)	24	(10,563)	255	—	255	(10,308)
Amounts reclassified from accumulated other comprehensive income	50,910	—	50,910	229	—	229	51,139
Current period other comprehensive income, net	40,323	24	40,347	484	—	484	40,831
Balance as of December 31, 2016	$(18,327)	(19)	(18,346)	(301)	—	(301)	(18,647)
Other comprehensive income before reclassifications	1,134	(8)	1,126	17	—	17	1,143
Amounts reclassified from accumulated other comprehensive income	10,931	—	10,931	172	—	172	11,103
Current period other comprehensive income, net	12,065	(8)	12,057	189	—	189	12,246
Balance as of December 31, 2017	$(6,262)	(27)	(6,289)	(112)	—	(112)	(6,401)
Opening adjustment due to change in accounting policy (1)	12	—	12	2	—	2	14
Adjusted balance as of January 1, 2018	(6,250)	(27)	(6,277)	(110)	—	(110)	(6,387)
Other comprehensive income before reclassifications	131	(95)	36	271	—	271	307
Amounts reclassified from accumulated other comprehensive income	5,314	—	5,314	28	—	28	5,342
Current period other comprehensive income, net	5,445	(95)	5,350	299	—	299	5,649
Balance as of December 31, 2018	$(805)	(122)	(927)	189	—	189	(738)
(1) Upon adoption of ASU 2017-12, the Company recognized the immaterial adjustment to opening retained earnings and AOCI for previously recognized hedge ineffectiveness from off-market hedges, as further discussed in note 1.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

12.	Stock-Based Compensation
The Company recorded stock-based compensation in general and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below:

	Year ended December 31,
(in thousands)	2018	2017	2016
Restricted stock (1)	$16,745	15,525	13,422
Directors' fees paid in common stock (1)	399	303	193
Capitalized stock-based compensation (2)	(3,509)	(3,210)	(2,963)
Stock based compensation attributable to post-combination service from Equity One merger	—	7,931	—
Stock-based compensation, net of capitalization	$13,635	20,549	10,652

(1) Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.
(2) Includes compensation expense specifically identifiable to development and leasing activities.
The Company established its Long Term Omnibus Plan (the "Plan") under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 4.1 million shares in the form of the Parent Company's common stock or stock options. As of December 31, 2018, there were 1.2 million shares available for grant under the Plan either through stock options or restricted stock.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

The following table summarizes non-vested restricted stock activity:

	Year ended December 31, 2018
	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested as of December 31, 2017	570,077
Time-based awards granted (1) (4)	130,584		$61.66
Performance-based awards granted (2) (4)	14,935		$62.57
Market-based awards granted (3) (4)	113,126		$65.74
Change in market-based awards earned for performance (3)	64,330		$60.34
Vested (5)	(287,331)		$60.23
Forfeited	(10,550)		$68.65
Non-vested as of December 31, 2018 (6)	595,171	$34,925

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

	Year ended December 31,
	2018	2017	2016
Volatility	19.20%	18.00%	18.50%
Risk free interest rate	2.26%	1.48%	0.88%

(4)The weighted-average grant price for restricted stock granted during the years is summarized below:

	Year ended December 31,
	2018	2017	2016
Weighted-average grant price for restricted stock	$63.50	$72.05	$79.40

(5) The total intrinsic value of restricted stock vested during the years is summarized below (in thousands):

	Year ended December 31,
	2018	2017	2016
Intrinsic value of restricted stock vested	$17,306	$14,376	$15,400

(6) As of December 31, 2018, there was $13.1 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years. The Company issues new restricted stock from its authorized shares available at the date of grant.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

13.	Saving and Retirement Plans
401(k) Retirement Plan
The Company maintains a 401(k) retirement plan covering substantially all employees and permits participants to defer eligible compensation up to the maximum allowable amount determined by the IRS. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $5,000 of their eligible compensation, is fully vested and funded as of December 31, 2018. Additionally, an annual profit sharing contribution may be made, which vests over a three year period. Costs for Company contributions to the plan totaled $3.9 million, $4.1 million and $3.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust in the accompanying Consolidated Balance Sheets:

Non Qualified Deferred Compensation Plan Component (1)	Year ended December 31,
(in thousands)	2018	2017
Assets:
Trading securities held in trust (2)	$31,351	31,662
Liabilities:
Accounts payable and other liabilities	$31,166	31,383

(1) Assets and liabilities of the Rabbi trust are exclusive of the shares of the Company's common stock.
(2) Included within Other assets in the accompanying Consolidated Balance Sheets.
Realized and unrealized gains and losses on securities held in the NQDCP are recognized within Net investment income in the accompanying Consolidated Statements of Operations. Changes in participant obligations, which is based on changes in the value of their investment elections, is recognized within General and administrative expenses within the accompanying Consolidated Statements of Operations.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

14.	Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands, except per share data)	2018	2017		2016
Numerator:
Income from operations attributable to common stockholders - basic	$249,127	159,949		143,860
Income from operations attributable to common stockholders - diluted	$249,127	159,949		143,860
Denominator:
Weighted average common shares outstanding for basic EPS	169,724	159,536		100,863
Weighted average common shares outstanding for diluted EPS (1)	170,100	159,960	(2)	101,285	(2)

Income per common share – basic	$1.47	1.00		1.43
Income per common share – diluted	$1.46	1.00		1.42

(1) Includes the dilutive impact of unvested restricted stock.
(2)  Using the treasury stock method, weighted average common shares outstanding for basic and diluted earnings per share excludes 1.3 million shares issuable under the forward equity offering outstanding during 2017 and 2016, as they would be anti-dilutive.

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding for the years ended December 31, 2018, 2017, and 2016 were 349,902, 295,054, and 154,170 respectively.
Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit:

	Year ended December 31,
(in thousands, except per share data)	2018	2017		2016
Numerator:
Income from operations attributable to common unit holders - basic	$249,652	160,337		144,117
Income from operations attributable to common unit holders - diluted	$249,652	160,337		144,117
Denominator:
Weighted average common units outstanding for basic EPU	170,074	159,831		101,017
Weighted average common units outstanding for diluted EPU (1)	170,450	160,255	(2)	101,439	(2)

Income per common unit – basic	$1.47	1.00		1.43
Income per common unit – diluted	$1.46	1.00		1.42

(1) Includes the dilutive impact of unvested restricted stock.
(2)  Using the treasury stock method, weighted average common shares outstanding for basic and diluted earnings per share excludes 1.3 million shares issuable under the forward equity offering outstanding during 2017 and 2016, as they would be anti-dilutive.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

15.	Operating Leases
The Company's properties are leased to tenants under operating leases. Our leases for tenant space under 10,000 square feet generally have initial terms ranging from three to seven years. Leases greater than 10,000 square feet generally have initial lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. Future minimum rents under non-cancelable operating leases as of December 31, 2018, excluding both tenant reimbursements of operating expenses and additional percentage rent based on tenants' sales, are as follows:

In Process Year Ending December 31,	Future Minimum Rents (in thousands)
2019	$761,151
2020	693,848
2021	608,587
2022	516,369
2023	414,424
Thereafter	1,691,203
Total	$4,685,582
The shopping centers' tenants primarily include national and regional supermarkets, drug stores, discount department stores, restaurants, and other retailers and, consequently, the credit risk is concentrated in the retail industry. Grocer anchor tenants represent approximately 18.0% of pro-rata annual base rent. There were no tenants that individually represented more than 5% of the Company's total annualized base rent.
The Company has shopping centers that are subject to non-cancelable, long-term ground leases where a third party owns the underlying land and has leased the land to the Company to construct and/or operate a shopping center. Ground leases expire through the year 2101, and in most cases, provide for renewal options. Buildings and improvements constructed on the leased land are capitalized and depreciated over the shorter of the useful life of the improvements or the lease term.
In addition, the Company has non-cancelable operating leases pertaining to office space from which it conducts its business. Office leases expire through the year 2029, and in most cases, provide for renewal options. Leasehold improvements are capitalized as tenant improvements, included in Other assets in the Consolidated Balance Sheets, and depreciated over the shorter of the useful life of the improvements or the lease term.
Operating lease expense under the Company's ground and office leases was $19.1 million, $18.4 million, and $13.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. The following table summarizes the future obligations under non-cancelable operating leases as of December 31, 2018:

In Process Year Ending December 31,	Future Obligations (in thousands)
2019	$15,077
2020	14,733
2021	13,893
2022	13,151
2023	12,558
Thereafter	467,706
Total	$537,118

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

16.	Commitments and Contingencies
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
Letters of Credit
The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of both December 31, 2018 and 2017, the Company had $9.4 million in letters of credit outstanding.
Purchase Commitments
The Company enters purchase and sale agreements to buy or sell real estate assets in the normal course of business, which generally provide limited recourse if either party ends the contract. In addition, at December 31, 2018, the Company has a commitment to purchase up to an additional 90.6% ownership interest in an operating shopping center by December 2019 and currently expects to acquire an additional 25.6% interest by that date.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

17.	Summary of Quarterly Financial Data (Unaudited)
The following table summarizes selected Quarterly Financial Data for the Company on a historical basis for the years ended December 31, 2018 and 2017:

(in thousands except per share and per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2018
Operating Data:
Revenue	$276,693	281,412	278,310	284,560

Net income attributable to common stockholders	$52,660	47,841	69,722	78,904
Net income attributable to exchangeable operating partnership units	111	100	147	167
Net income attributable to common unit holders	$52,771	47,941	69,869	79,071

Net income attributable to common stock and unit holders per share and unit:
Basic	$0.31	0.28	0.41	0.47
Diluted	$0.31	0.28	0.41	0.46

Year ended December 31, 2017
Operating Data:
Revenue	$196,131	261,305	262,141	264,749

Net (loss) income attributable to common stockholders	$(33,223)	48,368	59,666	85,138
Net (loss) income attributable to exchangeable operating partnership units	(19)	104	132	171
Net (loss) income attributable to common unit holders	$(33,242)	48,472	59,798	85,309

Net (loss) income attributable to common stock and unit holders per share and unit:
Basic	$(0.26)	0.28	0.35	0.50
Diluted	$(0.26)	0.28	0.35	0.50

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
101 7th Avenue	$48,340	34,895	—	48,340	34,895	83,235	1,834	81,401	—
1175 Third Avenue	40,560	25,617	—	40,560	25,617	66,177	1,371	64,806	—
1225-1239 Second Ave	23,033	17,173	45	23,033	17,218	40,251	989	39,262	—
200 Potrero	4,860	2,251	125	4,860	2,376	7,236	102	7,134	—
22 Crescent Road	2,198	272	—	2,198	272	2,470	39	2,431	—
4S Commons Town Center	30,760	35,830	1,286	30,812	37,064	67,876	24,513	43,363	85,000
90-30 Metropolitan Avenue	16,614	24,171	18	16,614	24,189	40,803	1,381	39,422	—
91 Danbury Road	732	851	—	732	851	1,583	67	1,516	—
Alafaya Village	3,004	5,852	109	3,004	5,961	8,965	465	8,500	—
Amerige Heights Town Center	10,109	11,288	735	10,109	12,023	22,132	4,804	17,328	—
Anastasia Plaza	9,065	—	688	3,338	6,415	9,753	2,593	7,160	—
Ashford Place	2,584	9,865	1,142	2,584	11,007	13,591	7,666	5,925	—
Atlantic Village	4,282	18,827	697	4,282	19,524	23,806	1,502	22,304	—
Aventura Shopping Center	2,751	10,459	10,926	9,407	14,729	24,136	943	23,193	—
Aventura Square	88,098	20,771	1,706	89,657	20,918	110,575	1,529	109,046	7,083
Balboa Mesa Shopping Center	23,074	33,838	14,059	27,758	43,213	70,971	11,900	59,071	—
Banco Popular Building	2,160	1,137	(33)	2,160	1,104	3,264	70	3,194	—
Belleview Square	8,132	9,756	2,975	8,323	12,540	20,863	7,949	12,914	—
Belmont Chase	13,881	17,193	(600)	14,372	16,102	30,474	3,637	26,837	—
Berkshire Commons	2,295	9,551	2,630	2,965	11,511	14,476	7,763	6,713	—
Bird 107 Plaza	10,371	5,136	21	10,371	5,157	15,528	423	15,105	—
Bird Ludlam	42,663	38,481	285	42,663	38,766	81,429	2,649	78,780	—
Black Rock	22,251	20,815	630	22,251	21,445	43,696	4,310	39,386	20,000
Bloomingdale Square	3,940	14,912	1,480	4,471	15,861	20,332	8,851	11,481	—
Bluffs Square Shoppes	7,431	12,053	874	7,431	12,927	20,358	1,203	19,155	—
Boca Village Square	43,888	9,726	(34)	43,888	9,692	53,580	981	52,599	—
Boulevard Center	3,659	10,787	2,434	3,659	13,221	16,880	7,085	9,795	—
Boynton Lakes Plaza	2,628	11,236	4,988	3,606	15,246	18,852	7,406	11,446	—
Boynton Plaza	12,879	20,713	160	12,879	20,873	33,752	1,533	32,219	—
Brentwood Plaza	2,788	3,473	333	2,788	3,806	6,594	1,391	5,203	—
Briarcliff La Vista	694	3,292	495	694	3,787	4,481	2,884	1,597	—
Briarcliff Village	4,597	24,836	2,504	4,597	27,340	31,937	18,513	13,424	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Brick Walk	25,299	41,995	1,328	25,299	43,323	68,622	6,810	61,812	33,000
BridgeMill Market	7,521	13,306	292	7,522	13,597	21,119	1,184	19,935	5,109
Bridgeton	3,033	8,137	548	3,067	8,651	11,718	2,595	9,123	—
Brighten Park	3,983	18,687	11,471	4,234	29,907	34,141	15,933	18,208	—
Broadway Plaza	40,723	42,170	1,385	40,723	43,555	84,278	2,641	81,637	—
Brooklyn Station on Riverside	7,019	8,688	99	7,019	8,787	15,806	1,470	14,336	—
Brookside Plaza	35,161	17,494	198	35,161	17,692	52,853	1,885	50,968	—
Buckhead Court	1,417	7,432	3,856	1,417	11,288	12,705	6,929	5,776	—
Buckhead Station	70,411	36,518	616	70,448	37,097	107,545	3,109	104,436	—
Buckley Square	2,970	5,978	1,212	2,970	7,190	10,160	4,268	5,892	—
Caligo Crossing	2,459	4,897	(7)	2,546	4,803	7,349	2,823	4,526	—
Cambridge Square	774	4,347	803	774	5,150	5,924	3,274	2,650	—
Carmel Commons	2,466	12,548	5,456	3,422	17,048	20,470	9,810	10,660	—
Carriage Gate	833	4,974	3,381	1,302	7,886	9,188	6,065	3,123	—
Carytown Exchange	4,378	1,328	—	4,378	1,328	5,706	—	5,706	—
Cashmere Corners	3,187	9,397	203	3,187	9,600	12,787	878	11,909	—
Centerplace of Greeley III	6,661	11,502	206	5,694	12,675	18,369	4,885	13,484	—
Charlotte Square	1,141	6,845	552	1,141	7,397	8,538	697	7,841	—
Chasewood Plaza	4,612	20,829	5,555	6,876	24,120	30,996	17,147	13,849	—
Chastain Square	30,074	12,644	1,340	30,074	13,984	44,058	1,344	42,714	—
Cherry Grove	3,533	15,862	4,501	3,533	20,363	23,896	10,370	13,526	—
Chimney Rock	25,666	46,782	—	25,666	46,782	72,448	2,587	69,861	—
Circle Center West	22,930	9,028	74	22,930	9,102	32,032	739	31,293	9,864
CityLine Market	12,208	15,839	153	12,306	15,894	28,200	2,264	25,936	—
CityLine Market Phase II	2,744	3,081	—	2,744	3,081	5,825	369	5,456	—
Clayton Valley Shopping Center	24,189	35,422	2,814	24,538	37,887	62,425	24,506	37,919	—
Clocktower Plaza Shopping Ctr	49,630	19,624	127	49,630	19,751	69,381	1,312	68,069	—
Clybourn Commons	15,056	5,594	334	15,056	5,928	20,984	1,192	19,792	—
Cochran's Crossing	13,154	12,315	1,522	13,154	13,837	26,991	9,801	17,190	—
Compo Acres Shopping Center	28,627	10,395	608	28,627	11,003	39,630	681	38,949	—
Concord Shopping Plaza	30,819	36,506	637	31,272	36,690	67,962	2,410	65,552	27,750
Copps Hill Plaza	29,515	40,673	203	29,514	40,877	70,391	2,842	67,549	13,293

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Coral Reef Shopping Center	14,922	15,200	565	14,922	15,765	30,687	1,100	29,587	—
Corkscrew Village	8,407	8,004	600	8,407	8,604	17,011	3,466	13,545	—
Cornerstone Square	1,772	6,944	1,682	1,772	8,626	10,398	5,619	4,779	—
Corvallis Market Center	6,674	12,244	456	6,696	12,678	19,374	5,825	13,549	—
Costa Verde Center	12,740	26,868	1,693	12,798	28,503	41,301	16,188	25,113	—
Countryside Shops	17,982	35,574	13,934	23,038	44,452	67,490	2,691	64,799	—
Courtyard Shopping Center	5,867	4	3	5,867	7	5,874	2	5,872	—
Culver Center	108,841	32,308	565	108,841	32,873	141,714	2,548	139,166	—
Danbury Green	30,303	19,255	122	30,303	19,377	49,680	1,317	48,363	—
Dardenne Crossing	4,194	4,005	393	4,343	4,249	8,592	1,814	6,778	—
Darinor Plaza	693	32,140	688	711	32,810	33,521	2,235	31,286	—
Diablo Plaza	5,300	8,181	1,641	5,300	9,822	15,122	5,258	9,864	—
Dunwoody Village	3,342	15,934	4,512	3,342	20,446	23,788	14,284	9,504	—
East Pointe	1,730	7,189	2,090	1,941	9,068	11,009	5,570	5,439	—
El Camino Shopping Center	7,600	11,538	13,155	10,266	22,027	32,293	7,581	24,712	—
El Cerrito Plaza	11,025	27,371	2,092	11,025	29,463	40,488	10,480	30,008	—
El Norte Parkway Plaza	2,834	7,370	3,373	3,263	10,314	13,577	5,399	8,178	—
Elmwood Oaks Shopping Center	5,427	9,255	386	5,427	9,641	15,068	1,152	13,916	—
Encina Grande	5,040	11,572	19,531	10,086	26,057	36,143	11,152	24,991	—
Fairfield Center	6,731	29,420	752	6,731	30,172	36,903	4,574	32,329	—
Falcon Marketplace	1,340	4,168	162	1,340	4,330	5,670	2,240	3,430	—
Fellsway Plaza	30,712	7,327	10,105	34,923	13,221	48,144	5,014	43,130	37,500
Fenton Marketplace	2,298	8,510	(8,151)	512	2,145	2,657	853	1,804	—
Fleming Island	3,077	11,587	3,006	3,111	14,559	17,670	7,823	9,847	—
Folsom Prairie City Crossing	4,164	13,032	620	4,164	13,652	17,816	6,271	11,545	—
Fountain Square	29,650	28,984	39	29,712	28,961	58,673	6,477	52,196	—
French Valley Village Center	11,924	16,856	266	11,822	17,224	29,046	12,220	16,826	—
Friars Mission Center	6,660	28,021	1,810	6,660	29,831	36,491	15,045	21,446	—
Gardens Square	2,136	8,273	620	2,136	8,893	11,029	5,000	6,029	—
Gateway 101	24,971	9,113	(1,302)	24,971	7,811	32,782	3,219	29,563	—
Gateway Shopping Center	52,665	7,134	9,603	55,346	14,056	69,402	15,180	54,222	—
Gelson's Westlake Market Plaza	3,157	11,153	5,793	4,654	15,449	20,103	6,837	13,266	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Glen Oak Plaza	4,103	12,951	863	4,103	13,814	17,917	3,858	14,059	—
Glengary Shoppes	9,120	11,541	14	9,120	11,555	20,675	1,046	19,629	—
Glenwood Village	1,194	5,381	311	1,194	5,692	6,886	4,288	2,598	—
Golden Hills Plaza	12,699	18,482	3,680	11,518	23,343	34,861	8,807	26,054	—
Grand Ridge Plaza	24,208	61,033	6,106	24,918	66,429	91,347	17,134	74,213	—
Greenwood Shopping Centre	7,777	24,829	375	7,777	25,204	32,981	1,865	31,116	—
Hammocks Town Center	28,764	25,113	(19)	28,764	25,094	53,858	2,149	51,709	—
Hancock	8,232	28,260	2,056	8,232	30,316	38,548	16,351	22,197	—
Harpeth Village Fieldstone	2,284	9,443	620	2,284	10,063	12,347	5,293	7,054	—
Harris Crossing	7,199	3,687	(1,615)	5,508	3,763	9,271	2,425	6,846	—
Heritage Plaza	12,390	26,097	14,098	12,215	40,370	52,585	17,549	35,036	—
Hershey	7	808	9	7	817	824	430	394	—
Hewlett Crossing I & II	11,850	18,205	680	11,850	18,885	30,735	603	30,132	9,559
Hibernia Pavilion	4,929	5,065	162	4,929	5,227	10,156	2,970	7,186	—
Hickory Creek Plaza	5,629	4,564	445	5,629	5,009	10,638	4,263	6,375	—
Hillcrest Village	1,600	1,909	51	1,600	1,960	3,560	997	2,563	—
Hilltop Village	2,995	4,581	3,593	3,104	8,065	11,169	2,296	8,873	—
Hinsdale	5,734	16,709	11,498	8,343	25,598	33,941	12,666	21,275	—
Holly Park	8,975	23,799	(112)	8,828	23,834	32,662	4,366	28,296	—
Homestead McDonald's	2,229	—	—	2,229	—	2,229	15	2,214	—
Howell Mill Village	5,157	14,279	2,692	5,157	16,971	22,128	6,226	15,902	—
Hyde Park	9,809	39,905	3,522	9,809	43,427	53,236	25,026	28,210	—
Indian Springs Center	24,974	25,903	204	25,034	26,047	51,081	3,988	47,093	—
Inglewood Plaza	1,300	2,159	657	1,300	2,816	4,116	1,496	2,620	—
Jefferson Square	5,167	6,445	(7,219)	1,894	2,499	4,393	797	3,596	—
Keller Town Center	2,294	12,841	666	2,404	13,397	15,801	6,787	9,014	—
Kent Place	4,855	3,586	938	5,269	4,110	9,379	986	8,393	8,250
Kirkman Shoppes	9,364	26,243	540	9,367	26,780	36,147	1,827	34,320	—
Kirkwood Commons	6,772	16,224	838	6,802	17,032	23,834	4,539	19,295	8,742
Klahanie Shopping Center	14,451	20,089	490	14,451	20,579	35,030	1,906	33,124	—
Kroger New Albany Center	3,844	6,599	1,278	3,844	7,877	11,721	5,472	6,249	—
Lake Mary Centre	24,036	57,476	576	24,036	58,052	82,088	4,546	77,542	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Lake Pine Plaza	2,008	7,632	767	2,029	8,378	10,407	4,554	5,853	—
Lantana Outparcels	3,710	1,004	—	3,710	1,004	4,714	157	4,557	—
Lebanon/Legacy Center	3,913	7,874	689	3,913	8,563	12,476	5,903	6,573	—
Littleton Square	2,030	8,859	(3,867)	2,423	4,599	7,022	2,186	4,836	—
Lloyd King Center	1,779	10,060	1,213	1,779	11,273	13,052	6,224	6,828	—
Lower Nazareth Commons	15,992	12,964	3,664	16,343	16,277	32,620	8,616	24,004	—
Mandarin Landing	7,913	27,230	309	7,913	27,539	35,452	2,036	33,416	—
Market at Colonnade Center	6,455	9,839	87	6,160	10,221	16,381	3,877	12,504	—
Market at Preston Forest	4,400	11,445	1,291	4,400	12,736	17,136	6,915	10,221	—
Market at Round Rock	2,000	9,676	6,543	1,996	16,223	18,219	9,577	8,642	—
Market at Springwoods Village	12,712	12,351	—	12,712	12,351	25,063	988	24,075	10,309
Market Common Clarendon	154,932	126,328	712	154,932	127,040	281,972	14,928	267,044	—
Marketplace at Briargate	1,706	4,885	87	1,727	4,951	6,678	2,668	4,010	—
Mellody Farm	34,866	54,861	—	34,866	54,861	89,727	725	89,002	—
Millhopper Shopping Center	1,073	5,358	5,980	1,901	10,510	12,411	6,906	5,505	—
Mockingbird Commons	3,000	10,728	2,176	3,000	12,904	15,904	6,447	9,457	—
Monument Jackson Creek	2,999	6,765	807	2,999	7,572	10,571	5,563	5,008	—
Morningside Plaza	4,300	13,951	868	4,300	14,819	19,119	7,812	11,307	—
Murryhill Marketplace	2,670	18,401	13,193	2,903	31,361	34,264	12,791	21,473	—
Naples Walk	18,173	13,554	1,126	18,173	14,680	32,853	6,193	26,660	—
Newberry Square	2,412	10,150	834	2,412	10,984	13,396	8,302	5,094	—
Newland Center	12,500	10,697	8,247	16,192	15,252	31,444	7,894	23,550	—
Nocatee Town Center	10,124	8,691	7,358	10,582	15,591	26,173	5,312	20,861	—
North Hills	4,900	19,774	1,372	4,900	21,146	26,046	11,108	14,938	—
Northgate Marketplace	5,668	13,727	(52)	4,995	14,348	19,343	4,786	14,557	—
Northgate Marketplace Phase II	12,189	30,160	—	12,189	30,160	42,349	3,105	39,244	—
Northgate Plaza (Maxtown Road)	1,769	6,652	4,899	2,840	10,480	13,320	4,766	8,554	—
Northgate Square	5,011	8,692	1,073	5,011	9,765	14,776	4,086	10,690	—
Northlake Village	2,662	11,284	1,717	2,686	12,977	15,663	6,661	9,002	—
Oak Shade Town Center	6,591	28,966	670	6,591	29,636	36,227	8,020	28,207	7,570
Oakbrook Plaza	4,000	6,668	5,316	4,756	11,228	15,984	4,182	11,802	—
Oakleaf Commons	3,503	11,671	256	3,190	12,240	15,430	5,844	9,586	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Ocala Corners	1,816	10,515	522	1,816	11,037	12,853	3,764	9,089	4,148
Old St Augustine Plaza	2,368	11,405	7,771	3,178	18,366	21,544	7,068	14,476	—
Pablo Plaza	11,894	21,407	2,322	12,596	23,027	35,623	3,338	32,285	—
Paces Ferry Plaza	2,812	12,639	14,626	8,318	21,759	30,077	8,439	21,638	—
Panther Creek	14,414	14,748	4,935	15,212	18,885	34,097	12,667	21,430	—
Pavilion	15,626	22,124	446	15,626	22,570	38,196	1,848	36,348	—
Peartree Village	5,197	19,746	873	5,197	20,619	25,816	12,325	13,491	—
Persimmons Place	25,975	38,114	187	26,692	37,584	64,276	7,514	56,762	—
Piedmont Peachtree Crossing	45,502	16,642	128	45,502	16,770	62,272	1,471	60,801	—
Pike Creek	5,153	20,652	2,555	5,251	23,109	28,360	12,453	15,907	—
Pine Island	21,086	28,123	2,432	21,086	30,555	51,641	2,772	48,869	—
Pine Lake Village	6,300	10,991	1,287	6,300	12,278	18,578	6,458	12,120	—
Pine Ridge Square	13,951	23,147	210	13,951	23,357	37,308	1,730	35,578	—
Pine Tree Plaza	668	6,220	626	668	6,846	7,514	3,682	3,832	—
Pinecrest Place	3,753	12,310	—	3,753	12,310	16,063	453	15,610	—
Plaza Escuela	24,829	104,395	174	24,829	104,569	129,398	5,472	123,926	—
Plaza Hermosa	4,200	10,109	3,045	4,202	13,152	17,354	6,595	10,759	—
Pleasanton Plaza	21,839	24,743	85	21,839	24,828	46,667	1,789	44,878	—
Point 50 (Formerly Fairfax Shopping Center)	15,239	11,367	(16,447)	10,159	—	10,159	—	10,159	—
Point Royale Shopping Center	18,201	14,889	6,158	19,372	19,876	39,248	1,762	37,486	—
Post Road Plaza	15,240	5,196	152	15,240	5,348	20,588	371	20,217	—
Potrero Center	133,422	116,758	—	133,422	116,758	250,180	6,259	243,921	—
Powell Street Plaza	8,248	30,716	2,422	8,248	33,138	41,386	15,488	25,898	—
Powers Ferry Square	3,687	17,965	9,403	5,752	25,303	31,055	15,774	15,281	—
Powers Ferry Village	1,191	4,672	538	1,191	5,210	6,401	3,820	2,581	—
Preston Oaks	763	30,438	1,014	763	31,452	32,215	5,265	26,950	—
Prestonbrook	7,069	8,622	573	7,069	9,195	16,264	6,732	9,532	—
Prosperity Centre	11,682	26,215	(38)	11,681	26,178	37,859	1,953	35,906	—
Ralphs Circle Center	20,939	6,317	(21)	20,939	6,296	27,235	552	26,683	—
Red Bank Village	10,336	9,505	1,964	10,539	11,266	21,805	2,957	18,848	—
Regency Commons	3,917	3,616	307	3,917	3,923	7,840	2,525	5,315	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Regency Square	4,770	25,191	6,281	5,060	31,182	36,242	23,967	12,275	—
Rivertowns Square	15,505	52,505	586	15,719	52,877	68,596	1,198	67,398	—
Rona Plaza	1,500	4,917	259	1,500	5,176	6,676	2,983	3,693	—
Roosevelt Square	40,371	32,108	1,324	40,382	33,421	73,803	1,017	72,786	—
Russell Ridge	2,234	6,903	1,373	2,234	8,276	10,510	5,116	5,394	—
Ryanwood Square	10,581	10,044	27	10,581	10,071	20,652	974	19,678	—
Salerno Village	1,355	—	—	1,355	—	1,355	9	1,346	—
Sammamish-Highlands	9,300	8,075	8,180	9,592	15,963	25,555	8,286	17,269	—
San Carlos Marketplace	36,006	57,886	(6)	36,006	57,880	93,886	3,151	90,735	—
San Leandro Plaza	1,300	8,226	615	1,300	8,841	10,141	4,594	5,547	—
Sandy Springs	6,889	28,056	2,874	6,889	30,930	37,819	6,539	31,280	—
Sawgrass Promenade	10,846	12,525	132	10,846	12,657	23,503	1,099	22,404	—
Scripps Ranch Marketplace	59,949	26,334	306	59,949	26,640	86,589	1,018	85,571	27,000
Sequoia Station	9,100	18,356	1,791	9,100	20,147	29,247	10,437	18,810	—
Serramonte Center	390,106	172,652	54,176	409,772	207,162	616,934	13,114	603,820	—
Shaw's at Plymouth	3,968	8,367	—	3,968	8,367	12,335	666	11,669	—
Sheridan Plaza	82,260	97,273	651	82,260	97,924	180,184	6,814	173,370	—
Sherwood Crossings	2,731	6,360	1,176	2,731	7,536	10,267	3,175	7,092	—
Shoppes @ 104	11,193	—	2,351	7,021	6,523	13,544	2,456	11,088	—
Shoppes at Homestead	5,420	9,450	2,064	5,420	11,514	16,934	5,859	11,075	—
Shoppes at Lago Mar	8,323	11,347	(36)	8,323	11,311	19,634	985	18,649	—
Shoppes at Sunlake Centre	16,643	15,091	195	16,643	15,286	31,929	1,475	30,454	—
Shoppes of Grande Oak	5,091	5,985	489	5,091	6,474	11,565	5,067	6,498	—
Shoppes of Jonathan's Landing	4,474	5,628	149	4,474	5,777	10,251	459	9,792	—
Shoppes of Oakbrook	20,538	42,992	465	20,538	43,457	63,995	2,987	61,008	4,626
Shoppes of Silver Lakes	17,529	21,829	(68)	17,529	21,761	39,290	1,812	37,478	—
Shoppes of Sunset	2,860	1,316	(21)	2,860	1,295	4,155	146	4,009	—
Shoppes of Sunset II	2,834	715	9	2,834	724	3,558	123	3,435	—
Shops at County Center	9,957	11,296	925	10,254	11,924	22,178	8,699	13,479	—
Shops at Erwin Mill	9,082	6,124	246	9,082	6,370	15,452	2,243	13,209	10,000
Shops at John's Creek	1,863	2,014	(334)	1,501	2,042	3,543	1,334	2,209	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Shops at Mira Vista	11,691	9,026	137	11,691	9,163	20,854	1,779	19,075	225
Shops at Quail Creek	1,487	7,717	454	1,458	8,200	9,658	3,436	6,222	—
Shops at Saugus	19,201	17,984	(120)	18,811	18,254	37,065	9,213	27,852	—
Shops at Skylake	84,586	39,342	1,270	85,117	40,081	125,198	3,516	121,682	—
Shops on Main	17,020	27,055	10,252	18,555	35,772	54,327	7,634	46,693	—
Siegen Village	6,462	11,834	268	6,462	12,102	18,564	1,452	17,112	—
Sope Creek Crossing	2,985	12,001	3,027	3,332	14,681	18,013	8,109	9,904	—
South Bay Village	11,714	15,580	1,739	11,776	17,257	29,033	3,955	25,078	—
South Beach Regional	28,188	53,405	490	28,188	53,895	82,083	4,240	77,843	—
South Point	6,563	7,939	25	6,563	7,964	14,527	675	13,852	—
Southbury Green	26,661	34,325	1,685	26,686	35,985	62,671	2,358	60,313	—
Southcenter	1,300	12,750	2,088	1,300	14,838	16,138	7,568	8,570	—
Southpark at Cinco Ranch	18,395	11,306	7,371	21,438	15,634	37,072	5,238	31,834	—
SouthPoint Crossing	4,412	12,235	1,049	4,382	13,314	17,696	6,882	10,814	—
Starke	71	1,683	7	71	1,690	1,761	771	990	—
Star's at Cambridge	31,082	13,520	—	31,082	13,520	44,602	919	43,683	—
Star's at Quincy	27,003	9,425	—	27,003	9,425	36,428	1,011	35,417	—
Star's at West Roxbury	21,973	13,386	(9)	21,973	13,377	35,350	922	34,428	—
Sterling Ridge	12,846	12,162	826	12,846	12,988	25,834	9,596	16,238	—
Stroh Ranch	4,280	8,189	659	4,280	8,848	13,128	6,276	6,852	—
Suncoast Crossing	9,030	10,764	4,569	13,374	10,989	24,363	6,337	18,026	—
Talega Village Center	22,415	12,054	39	22,415	12,093	34,508	930	33,578	—
Tamarac Town Square	12,584	9,221	(5)	12,584	9,216	21,800	919	20,881	—
Tanasbourne Market	3,269	10,861	(272)	3,269	10,589	13,858	4,958	8,900	—
Tassajara Crossing	8,560	15,464	1,630	8,560	17,094	25,654	8,550	17,104	—
Tech Ridge Center	12,945	37,169	(14)	12,945	37,155	50,100	13,800	36,300	5,694
The Abbot (Formerly The Collection at Harvard Square)	72,910	6,086	14	72,910	6,100	79,010	1,984	77,026	—
The Field at Commonwealth	25,328	15,490	—	25,328	15,490	40,818	814	40,004	—
The Gallery at Westbury Plaza	108,653	216,771	885	108,653	217,656	326,309	12,808	313,501	—
The Hub Hillcrest Market	18,773	61,906	5,059	19,611	66,127	85,738	12,181	73,557	—
The Marketplace Shopping Center	10,927	36,052	161	10,927	36,213	47,140	2,382	44,758	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
The Plaza at St. Lucie West	1,718	6,204	(6)	1,718	6,198	7,916	442	7,474	—
The Point at Garden City Park	741	9,764	5,444	2,518	13,431	15,949	1,331	14,618	—
The Shops at Hampton Oaks	843	372	61	843	433	1,276	54	1,222	—
The Shops at Stonewall	27,511	22,123	8,787	28,633	29,788	58,421	17,319	41,102	—
The Village at Riverstone	20,645	11,155	—	20,645	11,155	31,800	173	31,627	—
The Village Center	43,597	16,428	502	44,070	16,457	60,527	1,261	59,266	13,434
Town and Country	4,664	5,207	27	4,664	5,234	9,898	635	9,263	—
Town Square	883	8,132	378	883	8,510	9,393	5,030	4,363	—
Treasure Coast Plaza	7,553	21,554	378	7,553	21,932	29,485	1,609	27,876	2,746
Tustin Legacy	13,836	23,856	—	13,836	23,856	37,692	1,420	36,272	—
Twin City Plaza	17,245	44,225	2,295	17,263	46,502	63,765	16,382	47,383	—
Twin Peaks	5,200	25,827	1,866	5,200	27,693	32,893	13,947	18,946	—
Unigold Shopping Center	5,490	5,144	6,320	5,561	11,393	16,954	810	16,144	—
University Commons	4,070	30,785	5	4,070	30,790	34,860	4,234	30,626	36,425
Valencia Crossroads	17,921	17,659	1,207	17,921	18,866	36,787	15,823	20,964	—
Village at La Floresta	13,140	20,571	(272)	13,156	20,283	33,439	3,342	30,097	—
Village at Lee Airpark	11,099	12,968	3,485	12,007	15,545	27,552	8,952	18,600	—
Village Center	3,885	14,131	8,974	5,480	21,510	26,990	9,461	17,529	—
Vons Circle Center	49,037	22,618	88	49,037	22,706	71,743	1,651	70,092	7,699
Walker Center	3,840	7,232	4,151	3,878	11,345	15,223	6,572	8,651	—
Walmart Norwalk	20,394	21,261	—	20,394	21,261	41,655	1,709	39,946	—
Waterstone Plaza	5,498	13,500	12	5,498	13,512	19,010	978	18,032	—
Welleby Plaza	1,496	7,787	1,504	1,496	9,291	10,787	7,434	3,353	—
Wellington Town Square	2,041	12,131	111	2,041	12,242	14,283	7,157	7,126	—
West Bird Plaza	12,934	18,594	(5)	12,934	18,589	31,523	1,355	30,168	—
West Chester Plaza	1,857	7,572	483	1,857	8,055	9,912	5,566	4,346	—
West Lake Shopping Center	10,561	9,792	(16)	10,561	9,776	20,337	1,007	19,330	—
West Park Plaza	5,840	5,759	1,590	5,840	7,349	13,189	4,117	9,072	—
Westbury Plaza	116,129	51,460	3,082	116,129	54,542	170,671	4,695	165,976	88,000
Westchase	5,302	8,273	964	5,302	9,237	14,539	3,582	10,957	—
Westchester Commons	3,366	11,751	10,722	4,894	20,945	25,839	7,287	18,552	—
Westlake Village Plaza	7,043	27,195	29,943	17,602	46,579	64,181	22,831	41,350	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P. Schedule III - Consolidated Real Estate and Accumulated Depreciation December 31, 2018 (in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Westport Plaza	9,035	7,455	9	9,035	7,464	16,499	668	15,831	2,651
Westwood - Manor Care	12,808	2,420	—	12,808	2,420	15,228	120	15,108	—
Westwood Shopping Center	115,051	19,095	—	115,051	19,095	134,146	4,478	129,668	—
Westwood Village	19,933	25,301	(2,075)	18,733	24,426	43,159	13,177	29,982	—
Whole Foods at Swampscott	7,399	8,322	—	7,399	8,322	15,721	574	15,147	—
Williamsburg at Dunwoody	7,435	3,721	563	7,444	4,275	11,719	455	11,264	—
Willow Festival	1,954	56,501	2,994	1,976	59,473	61,449	14,757	46,692	39,505
Willow Oaks Crossing	6,664	7,833	6	6,664	7,839	14,503	1,538	12,965	—
Willows Shopping Center	51,964	78,029	592	51,992	78,593	130,585	4,851	125,734	—
Woodcroft Shopping Center	1,419	6,284	1,078	1,421	7,360	8,781	4,526	4,255	—
Woodman Van Nuys	5,500	7,195	293	5,500	7,488	12,988	3,953	9,035	—
Woodmen Plaza	7,621	11,018	920	7,621	11,938	19,559	10,631	8,928	—
Woodside Central	3,500	9,288	537	3,489	9,836	13,325	5,134	8,191	—
Young Circle Shopping Center	5,986	10,394	9	5,986	10,403	16,389	789	15,600	—

Corporate Assets	—	—	1,667	—	1,667	1,667	1,615	52	—
Land held for future development	37,520	—	(6,636)	30,875	9	30,884	2	30,882	—
Construction in progress	—	—	54,172	—	54,172	54,172	—	54,172	—
	$4,736,970	5,495,990	630,202	4,819,292	6,043,870	10,863,162	1,535,444	9,327,718	525,182

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Schedule III - Consolidated Real Estate and Accumulated Depreciation, continued
December 31, 2018
(in thousands)
Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets, which are up to 40 years. The aggregate cost for federal income tax purposes was approximately $8.7 billion at December 31, 2018.
The changes in total real estate assets for the years ended December 31, 2018, 2017, and 2016 are as follows (in thousands):

	2018	2017	2016
Beginning balance	$10,892,821	4,933,499	4,545,900
Acquired properties and land	113,911	5,772,265	370,010
Developments and improvements	198,005	273,871	148,904
Sale of properties	(277,270)	(86,814)	(126,855)
Properties held for sale	(59,438)	—	—
Provision for impairment	(4,867)	—	(4,460)
Ending balance	$10,863,162	10,892,821	4,933,499
The changes in accumulated depreciation for the years ended December 31, 2018, 2017, and 2016 are as follows (in thousands):

	2018	2017	2016
Beginning balance	$1,339,771	1,124,391	1,043,787
Depreciation expense	249,489	222,395	115,355
Sale of properties	(45,901)	(7,015)	(32,791)
Accumulated depreciation related to properties held for sale	(7,729)	—	—
Provision for impairment	(186)	—	(1,960)
Ending balance	$1,535,444	1,339,771	1,124,391
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
Management's Report on Internal Control over Financial Reporting
The Parent Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Parent Company's management concluded that its internal control over financial reporting was effective as of December 31, 2018.
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
Changes in Internal Controls
There have not been any changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2018 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.
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

Management's Report on Internal Control over Financial Reporting
The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Operating Partnership's management concluded that its internal control over financial reporting was effective as of December 31, 2018.
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
Changes in Internal Controls
There have not been any changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2018 and that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.
Item 9B. Other Information
Not applicable

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2019 Annual Meeting of Stockholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).
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

Item 11. Executive Compensation
Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2019 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (3)
Equity compensation plans approved by security holders	—	$—	1,221,853
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	1,221,853

(1) This column does not include 595,171 shares that may be issued pursuant to unvested restricted stock and performance share awards.
(2) The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.
(3) The Regency Centers Corporation 2011 Omnibus Incentive Plan, (“Omnibus Plan”), as approved by stockholders at our 2011 annual meeting, provides that an aggregate maximum of 4.1 million shares of our common stock are reserved for issuance under the Omnibus Plan.

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2019 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2019 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services
Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2019 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)    Financial Statements and Financial Statement Schedules:
Regency Centers Corporation and Regency Centers, L.P. 2018 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data.
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

(b)
Form of Amendment No. 1 to the Equity Distribution Agreement, dated November 13, 2018 (incorporated by referent to Exhibit 1.1 to the Company’s Form 8-K filed on November 14, 2018). The Amendment No.1 to each of the Equity Distribution Agreements, dated November 13, 2018, and listed in Exhibit 1 (a) are substantially identical in all material respects to the Form of Amendment No. 1 to the Equity Distribution Agreement, except for the identities of the parties, and have not been filed as exhibits to the Company’s 1934 Act reports pursuant to item 601 of Regulation S-K.

(c)
Forward Master Confirmation, dated May 17, 2017, by and between Regency Centers Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed on May 17, 2017).

(i)	Amendment No. 1 to the Forward Master Confirmation (incorporated by reference to Exhibit 1.2 to the Company’s form 8-K filed on November 14, 2018).

(d)
Forward Master Confirmation, dated May 17, 2017, by and between Regency Centers Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 1.3 to the Company’s Form 8-K filed on May 17, 2017).

(i)	Amendment No. 1 to the Forward Master Confirmation (incorporated by reference to Exhibit 1.3 to the Company’s form 8-K filed on November 14, 2018).

(e)
Forward Master Confirmation, dated May 17, 2017, by and between Regency Centers Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 1.4 to the Company’s Form 8-K filed on May 17, 2017)

(i)	Amendment No. 1 to the Forward Master Confirmation (incorporated by reference to Exhibit 1.4 to the Company’s form 8-K filed on November 14, 2018).
3.    Articles of Incorporation and Bylaws

(a)	Restated Articles of Incorporation of Regency Centers Corporation (amendment is incorporated by reference to Exhibit 3.A to the Company’s Form 10-Q filed on August 8, 2017).

(b)	Amended and Restated Bylaws of Regency Centers Corporation (amendment is incorporated by reference to Exhibit 3.B to the Company’s Form 10-Q filed on August 8, 2017).

(c)	Fifth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P., (incorporated by reference to Exhibit 3(d) to the Company's Form 10-K filed on February 19, 2014).
4.    Instruments Defining Rights of Security Holders

(a)
See Exhibits 3(a) and 3(b) for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of security holders. See Exhibits 3(c) for provisions of the Partnership Agreement of Regency Centers, L.P. defining rights of security holders.

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
Supplemental Indenture No. 13, dated as of October 25, 2012, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Equity One, Inc. on October 25, 2012)

(viii)
Supplemental Indenture No. 14, dated as of March 1, 2017, among Equity One, Inc., Regency Centers Corporation, Regency Centers, L.P., and U.S. Bank National Association, as successor to Sun Trust Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 1, 2017).

(ix)
Supplemental Indenture No. 15, dated as of July 26, 2017, among Regency Centers Corporation, Regency Centers, L.P., and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 27, 2017).

(d)	Assumption Agreement, dated as of March 1, 2017, by Regency Centers Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 1, 2017)
10.    Material Contracts (~ indicates management contract or compensatory plan)

~(a)	Form of Stock Rights Award Agreement (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K filed on March 10, 2006).

~(b)	Form of 409A Amendment to Stock Rights Award Agreement (incorporated by reference to Exhibit 10(b)(i) to the Company's Form 10-K filed on March on 17, 2009).

~(c)	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10(c) to the Company's Form 10-K filed on March 10, 2006).

~(d)	Form of 409A Amendment to Stock Option Agreement (incorporated by reference to Exhibit 10(c)(i) to the Company's Form 10-K filed on March 17, 2009).

~(e)	Amended and Restated Deferred Compensation Plan dated May 6, 2003 (incorporated by reference to Exhibit 10(k) to the Company's Form 10-K filed on March 12, 2004).

~(f)	Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10(s) to the Company's Form 8-K filed on December 21, 2004).

~(g)	First Amendment to Regency Centers Corporation 2005 Deferred Compensation Plan dated December 2005 (incorporated by reference to Exhibit 10(q)(i) to the Company's Form 10-K filed on March 10, 2006).

~(h)	Second Amendment to the Regency Centers Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 14, 2011).

~(i)	Third Amendment to the Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 14, 2011).

~(j)	Regency Centers Corporation 2011 Omnibus Plan (incorporated by reference to Annex A to the Company's 2011 Annual Meeting Proxy Statement filed on March 24, 2011).

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

(p)	Fourth Amended and Restated Credit Agreement, dated as of March 23, 2018, by and among Regency Centers, , L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National

Association, as Administrative Agent, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 26, 2018).

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

(vii)
Seventh Amendment to Term Loan Agreement, dated as of March 23, 2018, by and among Regency Centers L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and certain lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on March 26, 2018).

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

(i)
First Amendment to the 2017 Term Loan Agreement, dated as of March 23, 2018, by and among Regency Centers L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and certain lenders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 26, 2018).

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

February 21, 2019	REGENCY CENTERS CORPORATION
	By:	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer

February 21, 2019	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 21, 2019	/s/ Martin E. Stein, Jr. Martin E. Stein. Jr., Chairman of the Board and Chief Executive Officer
February 21, 2019	/s/ Lisa Palmer Lisa Palmer, President, Chief Financial Officer, and Director (Principal Financial Officer)
February 21, 2019	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)
February 21, 2019	/s/ Joseph Azrack Joseph Azrack, Director
February 21, 2019	/s/ Bryce Blair Bryce Blair, Director
February 21, 2019	/s/ C. Ronald Blankenship C. Ronald Blankenship, Director
February 21, 2019	/s/ Deirdre J. Evens Deirdre J. Evens, Director
February 21, 2019	/s/ Mary Lou Fiala Mary Lou Fiala, Director
February 21, 2019	/s/ Peter Linneman Peter Linneman, Director
February 21, 2019	/s/ David P. O'Connor David P. O'Connor, Director
February 21, 2019	/s/ John C. Schweitzer John C. Schweitzer, Director
February 21, 2019	/s/ Thomas G. Wattles Thomas G. Wattles, Director