Form 10-Q
period 2019-03-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2019-05-10
CIK 910606, 1066247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number 1-12298 (Regency Centers Corporation)
Commission File Number 0-24763 (Regency Centers, L.P.)

REGENCY CENTERS CORPORATION
REGENCY CENTERS, L.P.
(Exact name of registrant as specified in its charter)

FLORIDA (REGENCY CENTERS CORPORATION)	59-3191743
DELAWARE (REGENCY CENTERS, L.P)	59-3429602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Independent Drive, Suite 114 Jacksonville, Florida 32202	(904) 598-7000
(Address of principal executive offices) (zip code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Regency Centers Corporation

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value	REG	The Nasdaq Stock Market LLC
Regency Centers, L.P.

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

________________________________

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

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Regency Centers Corporation              YES  ☐    NO   ☒                    Regency Centers, L.P.              YES  ☐    NO  ☒

The number of shares outstanding of the Regency Centers Corporation’s common stock was 167,518,691 as of May 9, 2019.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2019, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”,"Regency Centers" or “Regency” means the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of March 31, 2019, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.
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
The Company believes it is important to understand the key differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. Except for $500 million of unsecured public and private placement debt, the Parent Company does not hold any indebtedness, but guarantees all of the unsecured debt of the Operating Partnership. The Operating Partnership is also the co-issuer and guarantees $500 million of debt of the Parent Company. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION
Consolidated Balance Sheets
March 31, 2019 and December 31, 2018
(in thousands, except share data)

	2019	2018
Assets	(unaudited)
Real estate assets, at cost	$10,875,058	10,863,162
Less: accumulated depreciation	1,605,681	1,535,444
Real estate investments, net	9,269,377	9,327,718
Investments in real estate partnerships	456,733	463,001
Properties held for sale	15,275	60,516
Cash, cash equivalents and restricted cash (including $3,305 and $2,658 of restricted cash at March 31, 2019 and December 31, 2018, respectively)	42,784	45,190
Tenant and other receivables	160,635	172,359
Deferred leasing costs, less accumulated amortization of $102,141 and $101,093 at March 31, 2019 and December 31, 2018, respectively	82,477	84,983
Acquired lease intangible assets, less accumulated amortization of $225,693 and $219,689 at March 31, 2019 and December 31, 2018, respectively	280,613	387,069
Right of use assets, net	296,859	—
Other assets	412,851	403,827
Total assets	$11,017,604	10,944,663
Liabilities and Equity
Liabilities:
Notes payable	$3,009,886	3,006,478
Unsecured credit facilities	673,852	708,734
Accounts payable and other liabilities	183,983	224,807
Acquired lease intangible liabilities, less accumulated amortization of $99,163 and $92,746 at March 31, 2019 and December 31, 2018, respectively	475,065	496,726
Lease liabilities	225,122	—
Tenants’ security, escrow deposits and prepaid rent	46,923	57,750
Total liabilities	4,614,831	4,494,495
Commitments and contingencies	—	—
Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share, 220,000,000 shares authorized; 167,517,243 and 167,904,593 shares issued at March 31, 2019 and December 31, 2018, respectively	1,675	1,679
Treasury stock at cost, 410,963 and 390,163 shares held at March 31, 2019 and December 31, 2018, respectively	(21,226)	(19,834)
Additional paid-in-capital	7,639,353	7,672,517
Accumulated other comprehensive loss	(6,096)	(927)
Distributions in excess of net income	(1,263,011)	(1,255,465)
Total stockholders’ equity	6,350,695	6,397,970
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $23,615 and $20,532 at March 31, 2019 and December 31, 2018, respectively	10,641	10,666
Limited partners’ interests in consolidated partnerships	41,437	41,532
Total noncontrolling interests	52,078	52,198
Total equity	6,402,773	6,450,168
Total liabilities and equity	$11,017,604	10,944,663
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2019	2018
Revenues:
Lease income	$277,303	267,510
Other property income	1,982	2,025
Management, transaction, and other fees	6,972	7,158
Total revenues	286,257	276,693
Operating expenses:
Depreciation and amortization	97,194	88,525
Operating and maintenance	40,638	42,516
General and administrative	21,300	17,606
Real estate taxes	34,155	30,425
Other operating expenses	1,134	1,632
Total operating expenses	194,421	180,704
Other expense (income):
Interest expense, net	37,752	36,785
Provision for impairment, net of tax	1,672	16,054
Gain on sale of real estate, net of tax	(16,490)	(96)
Early extinguishment of debt	10,591	162
Net investment income	(2,354)	(32)
Total other expense (income)	31,171	52,873
Income from operations before equity in income of investments in real estate partnerships	60,665	43,116
Equity in income of investments in real estate partnerships	30,828	10,349
Net income	91,493	53,465
Noncontrolling interests:
Exchangeable operating partnership units	(190)	(111)
Limited partners’ interests in consolidated partnerships	(857)	(694)
Income attributable to noncontrolling interests	(1,047)	(805)
Net income attributable to common stockholders	$90,446	52,660

Income per common share - basic	$0.54	0.31
Income per common share - diluted	$0.54	0.31
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended March 31,
	2019	2018
Net income	$91,493	53,465
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(5,489)	9,505
Reclassification adjustment of derivative instruments included in net income	(176)	2,138
Unrealized gain (loss) on available-for-sale debt securities	137	(119)
Other comprehensive (loss) income	(5,528)	11,524
Comprehensive income	85,965	64,989
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,047	805
Other comprehensive (loss) income attributable to noncontrolling interests	(359)	483
Comprehensive income attributable to noncontrolling interests	688	1,288
Comprehensive income attributable to the Company	$85,277	63,701
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION Consolidated Statements of Equity For the three months ended March 31, 2019 and 2018 (in thousands, except per share data) (unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$1,714	(18,307)	7,873,104	(6,289)	(1,158,170)	6,692,052	10,907	30,095	41,002	6,733,054
Adjustment due to change in accounting policy (note 1)	—	—	—	12	30,889	30,901	—	2	2	30,903
Adjusted balance at January 1, 2018	1,714	(18,307)	7,873,104	(6,277)	(1,127,281)	6,722,953	10,907	30,097	41,004	6,763,957
Net income	—	—	—	—	52,660	52,660	111	694	805	53,465
Other comprehensive income (loss)	—	—	—	11,041	—	11,041	23	460	483	11,524
Deferred compensation plan, net	—	(449)	446	—	—	(3)	—	—	—	(3)
Restricted stock issued, net of amortization	1	—	4,120	—	—	4,121	—	—	—	4,121
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	(6,643)	—	—	(6,643)	—	—	—	(6,643)
Common stock repurchased and retired	(21)	—	(124,968)	—	—	(124,989)	—	—	—	(124,989)
Common stock issued under dividend reinvestment plan	—	—	358	—	—	358	—	—	—	358
Common stock issued, net of issuance costs	—	—	10	—	—	10	—	—	—	10
Distributions to partners	—	—	—	—	—	—	—	(1,018)	(1,018)	(1,018)
Cash dividends declared:
Common stock/unit ($0.555 per share)	—	—	—	—	(95,207)	(95,207)	(194)	—	(194)	(95,401)
Balance at March 31, 2018	1,694	(18,756)	7,746,427	4,764	(1,169,828)	6,564,301	10,847	30,233	41,080	6,605,381

Balance at December 31, 2018	1,679	(19,834)	7,672,517	(927)	(1,255,465)	6,397,970	10,666	41,532	52,198	6,450,168
Net income	—	—	—	—	90,446	90,446	190	857	1,047	91,493
Other comprehensive income	—	—	—	(5,169)	—	(5,169)	(11)	(348)	(359)	(5,528)
Deferred compensation plan, net	—	(1,392)	1,392	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	3,950	—	—	3,952	—	—	—	3,952
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	(6,051)	—	—	(6,051)	—	—	—	(6,051)
Common stock repurchased and retired	(6)	—	(32,772)	—	—	(32,778)	—	—	—	(32,778)
Common stock issued under dividend reinvestment plan	—	—	383	—	—	383	—	—	—	383
Contributions from partners	—	—	—	—	—	—	—	895	895	895
Distributions to partners	—	—	—	—	—	—	—	(1,565)	(1,565)	(1,565)
Reallocation of limited partner's interest	—	—	(66)	—	—	(66)	—	66	66	—
Cash dividends declared:
Common stock/unit ($0.585 per share)	—	—	—	—	(97,992)	(97,992)	(204)	—	(204)	(98,196)
Balance at March 31, 2019	1,675	(21,226)	7,639,353	(6,096)	(1,263,011)	6,350,695	10,641	41,437	52,078	6,402,773
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2019 and 2018
(in thousands)
(unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$91,493	53,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,194	88,525
Amortization of deferred loan costs and debt premiums	2,921	2,471
(Accretion) and amortization of above and below market lease intangibles, net	(13,090)	(8,181)
Stock-based compensation, net of capitalization	3,475	3,397
Equity in income of investments in real estate partnerships	(30,828)	(10,349)
Gain on sale of real estate, net of tax	(16,490)	(96)
Provision for impairment, net of tax	1,672	16,054
Early extinguishment of debt	10,591	162
Distribution of earnings from operations of investments in real estate partnerships	14,417	13,319
Settlement of derivative instruments	(5,719)	—
Deferred compensation expense	2,314	40
Realized and unrealized gain on investments	(2,354)	(30)
Changes in assets and liabilities:
Tenant and other receivables	9,050	4,296
Deferred leasing costs	(2,491)	(1,189)
Other assets	(11,212)	(476)
Accounts payable and other liabilities	(8,908)	(13,793)
Tenants’ security, escrow deposits and prepaid rent	(10,671)	2,253
Net cash provided by operating activities	131,364	149,868
Cash flows from investing activities:
Acquisition of operating real estate	(15,722)	(20,071)
Advance deposits paid on acquisition of operating real estate	(1,250)	—
Real estate development and capital improvements	(39,929)	(51,968)
Proceeds from sale of real estate investments	82,533	3,227
Issuance of notes receivable	—	(462)
Investments in real estate partnerships	(19,587)	(39,330)
Distributions received from investments in real estate partnerships	41,587	2,328
Dividends on investment securities	116	71
Acquisition of investment securities	(5,359)	(7,543)
Proceeds from sale of investment securities	4,612	6,542
Net cash provided by (used in) investing activities	47,001	(107,206)
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(6,148)	(6,755)
Common shares repurchased through share repurchase program	(32,778)	(124,989)
Proceeds from sale of treasury stock	8	99
Distributions to limited partners in consolidated partnerships, net	(1,485)	(1,018)
Distributions to exchangeable operating partnership unit holders	(204)	(194)
Dividends paid to common stockholders	(97,608)	(94,849)
Repayment of fixed rate unsecured notes	(250,000)	—
Proceeds from issuance of fixed rate unsecured notes, net	298,983	299,511
Proceeds from unsecured credit facilities	110,000	185,000
Repayment of unsecured credit facilities	(145,000)	(245,000)
Proceeds from notes payable	—	1,740
Repayment of notes payable	(40,315)	—
Scheduled principal payments	(2,235)	(2,773)
Payment of loan costs	(3,342)	(9,179)
Early redemption costs	(10,647)	—
Net cash (used in) provided by financing activities	(180,771)	1,593
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,406)	44,255
Cash and cash equivalents and restricted cash at beginning of the period	45,190	49,381
Cash and cash equivalents and restricted cash at end of the period	$42,784	93,636

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,015 and $2,179 in 2019 and 2018, respectively)	$42,421	30,467
Cash paid (received) for income taxes, net	$15	(407)
Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate	$—	9,700
Change in accrued capital expenditures	$10,494	—
Common stock issued under dividend reinvestment plan	$383	358
Stock-based compensation capitalized	$573	837
Contributions from limited partners in consolidated partnerships, net	$881	—
Common stock issued for dividend reinvestment in trust	$238	205
Contribution of stock awards into trust	$1,328	637
Distribution of stock held in trust	$167	317
Change in fair value of debt securities available-for-sale	$174	(128)
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Balance Sheets
March 31, 2019 and December 31, 2018
(in thousands, except unit data)

	2019	2018
Assets	(unaudited)
Real estate assets, at cost	$10,875,058	10,863,162
Less: accumulated depreciation	1,605,681	1,535,444
Real estate investments, net	9,269,377	9,327,718
Investments in real estate partnerships	456,733	463,001
Properties held for sale	15,275	60,516
Cash, cash equivalents and restricted cash (including $3,305 and $2,658 of restricted cash at March 31, 2019 and December 31, 2018, respectively)	42,784	45,190
Tenant and other receivables	160,635	172,359
Deferred leasing costs, less accumulated amortization of $102,141 and $101,093 at March 31, 2019 and December 31, 2018, respectively	82,477	84,983
Acquired lease intangible assets, less accumulated amortization of $225,693 and $219,689 at March 31, 2019 and December 31, 2018, respectively	280,613	387,069
Right of use assets, net	296,859	—
Other assets	412,851	403,827
Total assets	$11,017,604	10,944,663
Liabilities and Capital
Liabilities:
Notes payable	$3,009,886	3,006,478
Unsecured credit facilities	673,852	708,734
Accounts payable and other liabilities	183,983	224,807
Acquired lease intangible liabilities, less accumulated amortization of $99,163 and $92,746 at March 31, 2019 and December 31, 2018, respectively	475,065	496,726
Lease liabilities	225,122	—
Tenants’ security, escrow deposits and prepaid rent	46,923	57,750
Total liabilities	4,614,831	4,494,495
Commitments and contingencies	—	—
Capital:
Partners’ capital:
General partner; 167,517,243 and 167,904,593 units outstanding at March 31, 2019 and December 31, 2018, respectively	6,356,791	6,398,897
Limited partners; 349,902 units outstanding at March 31, 2019 and December 31, 2018	10,641	10,666
Accumulated other comprehensive (loss)	(6,096)	(927)
Total partners’ capital	6,361,336	6,408,636
Noncontrolling interest: Limited partners’ interests in consolidated partnerships	41,437	41,532
Total capital	6,402,773	6,450,168
Total liabilities and capital	$11,017,604	10,944,663
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	Three months ended March 31,
	2019	2018
Revenues:
Lease income	$277,303	267,510
Other property income	1,982	2,025
Management, transaction, and other fees	6,972	7,158
Total revenues	286,257	276,693
Operating expenses:
Depreciation and amortization	97,194	88,525
Operating and maintenance	40,638	42,516
General and administrative	21,300	17,606
Real estate taxes	34,155	30,425
Other operating expenses	1,134	1,632
Total operating expenses	194,421	180,704
Other expense (income):
Interest expense, net	37,752	36,785
Provision for impairment, net of tax	1,672	16,054
Gain on sale of real estate, net of tax	(16,490)	(96)
Early extinguishment of debt	10,591	162
Net investment income	(2,354)	(32)
Total other expense (income)	31,171	52,873
Income from operations before equity in income of investments in real estate partnerships	60,665	43,116
Equity in income of investments in real estate partnerships	30,828	10,349
Net income	91,493	53,465
Limited partners’ interests in consolidated partnerships	(857)	(694)
Net income attributable to common unit holders	$90,636	52,771

Income per common unit - basic	$0.54	0.31
Income per common unit - diluted	$0.54	0.31
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended March 31,
	2019	2018
Net income	$91,493	53,465
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(5,489)	9,505
Reclassification adjustment of derivative instruments included in net income	(176)	2,138
Unrealized gain (loss) on available-for-sale debt securities	137	(119)
Other comprehensive (loss) income	(5,528)	11,524
Comprehensive income	85,965	64,989
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	857	694
Other comprehensive (loss) income attributable to noncontrolling interests	(348)	460
Comprehensive income attributable to noncontrolling interests	509	1,154
Comprehensive income attributable to the Partnership	$85,456	63,835
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P. Consolidated Statements of Capital For the three months ended March 31, 2019 and 2018 (in thousands) (unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2017	$6,698,341	10,907	(6,289)	6,702,959	30,095	6,733,054
Adjustment due to change in accounting policy (note 1)	30,889	—	12	30,901	2	30,903
Adjusted balance at January 1, 2018	6,729,230	10,907	(6,277)	6,733,860	30,097	6,763,957
Net income	52,660	111	—	52,771	694	53,465
Other comprehensive loss	—	23	11,041	11,064	460	11,524
Deferred compensation plan, net	(3)	—	—	(3)	—	(3)
Distributions to partners	(95,207)	(194)	—	(95,401)	(1,018)	(96,419)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	4,121	—	—	4,121	—	4,121
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(124,989)	—	—	(124,989)	—	(124,989)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	(6,275)	—	—	(6,275)	—	(6,275)
Balance at March 31, 2018	6,559,537	10,847	4,764	6,575,148	30,233	6,605,381

Balance at December 31, 2018	6,398,897	10,666	(927)	6,408,636	41,532	6,450,168
Net income	90,446	190	—	90,636	857	91,493
Other comprehensive income	—	(11)	(5,169)	(5,180)	(348)	(5,528)
Contributions from partners	—	—	—	—	895	895
Distributions to partners	(97,992)	(204)	—	(98,196)	(1,565)	(99,761)
Reallocation of limited partner's interest	(66)	—	—	(66)	66	—
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	3,952	—	—	3,952	—	3,952
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(32,778)	—	—	(32,778)	—	(32,778)
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	(5,668)	—	—	(5,668)	—	(5,668)
Balance at March 31, 2019	$6,356,791	10,641	(6,096)	6,361,336	41,437	6,402,773
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2019 and 2018
(in thousands)
(unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$91,493	53,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,194	88,525
Amortization of deferred loan costs and debt premiums	2,921	2,471
(Accretion) and amortization of above and below market lease intangibles, net	(13,090)	(8,181)
Stock-based compensation, net of capitalization	3,475	3,397
Equity in income of investments in real estate partnerships	(30,828)	(10,349)
Gain on sale of real estate, net of tax	(16,490)	(96)
Provision for impairment, net of tax	1,672	16,054
Early extinguishment of debt	10,591	162
Distribution of earnings from operations of investments in real estate partnerships	14,417	13,319
Settlement of derivative instruments	(5,719)	—
Deferred compensation expense	2,314	40
Realized and unrealized gain on investments	(2,354)	(30)
Changes in assets and liabilities:
Tenant and other receivables	9,050	4,296
Deferred leasing costs	(2,491)	(1,189)
Other assets	(11,212)	(476)
Accounts payable and other liabilities	(8,908)	(13,793)
Tenants’ security, escrow deposits and prepaid rent	(10,671)	2,253
Net cash provided by operating activities	131,364	149,868
Cash flows from investing activities:
Acquisition of operating real estate	(15,722)	(20,071)
Advance deposits paid on acquisition of operating real estate	(1,250)	—
Real estate development and capital improvements	(39,929)	(51,968)
Proceeds from sale of real estate investments	82,533	3,227
Issuance of notes receivable	—	(462)
Investments in real estate partnerships	(19,587)	(39,330)
Distributions received from investments in real estate partnerships	41,587	2,328
Dividends on investment securities	116	71
Acquisition of investment securities	(5,359)	(7,543)
Proceeds from sale of investment securities	4,612	6,542
Net cash provided by (used in) investing activities	47,001	(107,206)
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(6,148)	(6,755)
Common units repurchased through share repurchase program	(32,778)	(124,989)
Proceeds from sale of treasury stock	8	99
Distributions to limited partners in consolidated partnerships, net	(1,485)	(1,018)
Distributions to partners	(97,812)	(95,043)
Repayment of fixed rate unsecured notes	(250,000)	—
Proceeds from issuance of fixed rate unsecured notes, net	298,983	299,511
Proceeds from unsecured credit facilities	110,000	185,000
Repayment of unsecured credit facilities	(145,000)	(245,000)
Proceeds from notes payable	—	1,740
Repayment of notes payable	(40,315)	—
Scheduled principal payments	(2,235)	(2,773)
Payment of loan costs	(3,342)	(9,179)
Early redemption costs	(10,647)	—
Net cash (used in) provided by financing activities	(180,771)	1,593
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,406)	44,255
Cash and cash equivalents and restricted cash at beginning of the period	45,190	49,381
Cash and cash equivalents and restricted cash at end of the period	$42,784	93,636

REGENCY CENTERS, L.P.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2019, and 2018
(in thousands)
(unaudited)

	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,015 and $2,179 in 2019 and 2018, respectively)	$42,421	30,467
Cash paid (received) for income taxes, net	$15	(407)
Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate	$—	9,700
Change in accrued capital expenditures	$10,494	—
Common stock issued by Parent Company for dividend reinvestment plan	$383	358
Stock-based compensation capitalized	$573	837
Contributions from limited partners in consolidated partnerships, net	$881	—
Common stock issued for dividend reinvestment in trust	$238	205
Contribution of stock awards into trust	$1,328	637
Distribution of stock held in trust	$167	317
Change in fair value of debt securities available-for-sale	$174	(128)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

1.	Organization and Significant Accounting Policies
General
Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company primarily engages in the ownership, management, leasing, acquisition, and development and redevelopment of shopping centers through the Operating Partnership, and has no other assets other than through its investment in the Operating Partnership, and its only liabilities are $500 million of unsecured public and private placement notes, which are co-issued and guaranteed by the Operating Partnership. The Parent Company guarantees all of the unsecured debt of the Operating Partnership.
As of March 31, 2019, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 302 properties and held partial interests in an additional 117 properties through unconsolidated investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").
The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.
Consolidation
The Company consolidates properties that are wholly-owned and properties where it owns less than 100%, but which it has control over the activities most important to the overall success of the partnership. Control is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities ("VIEs") and voting interest entities.
Ownership of the Operating Partnership
The Operating Partnership’s capital includes general and limited common Partnership Units. As of March 31, 2019, the Parent Company owned approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership with the remaining limited common Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). The EOP units are exchangeable for one share of common stock of the Parent Company and the unit holder cannot require redemption in cash or other assets.  The Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company’s only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.
Real Estate Partnerships
As of March 31, 2019, Regency had a partial ownership interest in 129 properties through partnerships, of which 12 are consolidated. Regency's partners include institutional investors, other real estate developers and/or operators, and individual parties who had a role in Regency sourcing transactions for development and investment (the "Partners" or "limited partners"). Regency has a variable interest in these entities through its equity interests, with Regency the primary beneficiary in certain of these real estate partnerships. As such, Regency consolidates the partnerships for which it is the primary beneficiary and reports the limited partners’ interests as noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not control, but has significant influence, Regency recognizes its investment in them using the equity method of accounting.
The assets of these partnerships are restricted to the use of the partnerships and cannot be used by general creditors of the Company. And similarly, the obligations of the partnerships can only be settled by the assets of these partnerships.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

The major classes of assets, liabilities, and non-controlling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership as a whole, are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Assets
Net real estate investments	$128,175	112,085
Cash, cash equivalents and restricted cash	22,274	7,309
Liabilities
Notes payable	17,640	18,432
Equity
Limited partners’ interests in consolidated partnerships	31,146	30,280
Leases
Lease Income and Tenant Receivables
The Company leases space to tenants under agreements with varying terms that generally provide for fixed payments of base rent, with designated increases over the term of the lease. Some of the lease agreements contain provisions that provide for additional rents based on tenants' sales volume ("percentage rent"). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Additionally, most all lease agreements contain provisions for reimbursement of the tenants' share of actual real estate taxes, insurance and common area maintenance (“CAM”) costs (collectively "Recoverable Costs") incurred.
Lease terms generally range from three to seven years for tenant space under 10,000 square feet (“Shop Space”) and in excess of five years for spaces greater than 10,000 square feet (“Anchor Tenants”). Many leases also provide the option for the tenants to extend their lease beyond the initial term of the lease. If the tenants do not exercise renewal options and the leases mature, the tenants must relinquish their space so it can be leased to a new tenant, which generally involves some level of cost to prepare the space for re-leasing. These costs are capitalized and depreciated over the shorter of the life of the subsequent lease or the life of the improvement.
On January 1, 2019, the Company adopted the new accounting guidance in Accounting Standards Codification (“ASC”) Topic 842, Leases, including all related Accounting Standard Updates (“ASU”). The Company elected to use the alternative modified retrospective transition method provided in ASU 2018-11 (the "effective date method"). Under this method, the effective date of January 1, 2019 is the date of initial application. In connection with the adoption of Topic 842, the Company elected a package of practical expedients, transition options, and accounting policy elections as follows:

•
Package of practical expedients - applied to all leases, allowing the Company not to reassess (i) whether expired or existing contracts contain leases under the new definition of a lease, (ii) lease classification for expired or existing leases, and (iii) whether previously capitalized initial direct costs would qualify for capitalization under Topic 842;

•
For land easements, the Company elected not to assess at transition whether any expired or existing land easements are, or contain, leases if they were not previously accounted for as leases under the previous lease accounting standard ("Topic 840");

•
Lessor separation and allocation practical expedient - Regency elected, as lessor, to aggregate non-lease components with the related lease component if certain conditions are met, and account for the combined component based on its predominant characteristic, which generally results in combining lease and non-lease components of its tenant lease contracts to a single line shown as Lease income in the accompanying Consolidated Statements of Operations; and

•	The Company made an accounting policy election to continue to exclude, from contract consideration, sales tax (and similar taxes) collected from lessees.
The Company's existing leases were not re-evaluated and continue to be classified as operating leases, as per the practical expedient package elected above. New and modified leases will now require evaluation of

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

specific classification criteria, which, based on the customary terms of the Company's leases, should continue to be classified as operating leases. However, certain longer-term leases (both lessee and lessor leases) may be classified as direct financing or sales type leases, which may result in selling profit and an accelerated pattern of earnings recognition.
CAM is a non-lease component of the lease contract under Topic 842, and therefore would be accounted for under Topic 606, Revenue from Contracts with Customers, and presented separate from Lease income in the Statements of Operations, based on an allocation of the overall contract price, which is not necessarily the amount that would be billable to the tenants for CAM reimbursements per the terms of the lease contract. As the timing and pattern of providing the CAM service to the tenant is the same as the timing and pattern of the tenants' use of the underlying lease asset, the Company elected, as part of the package of practical expedients, to combine CAM with the remaining lease components, along with tenants' reimbursement of real estate taxes and insurance, and recognize them together as Lease income in the accompanying Statements of Operations.
Lease income for operating leases with fixed payment terms is recognized on a straight-line basis over the expected term of the lease for all leases for which collectibility is considered probable at the commencement date. At lease commencement, the Company expects that collectibility is probable for all of its leases due to the Company’s credit checks on tenants and other creditworthiness analysis undertaken before entering into a new lease; therefore, income from all operating leases is initially recognized on a straight-line basis. Lease income each period is reduced by amounts considered uncollectible on a lease-by-lease basis, with any changes in collectibility assessments recognized as a current period adjustment to Lease income. For operating leases in which collectibility of Lease income is not considered probable, Lease income is recognized on a cash basis and all previously recognized uncollectible Lease income is reversed in the period in which the Lease income is determined not to be probable of collection.
Topic 842 also changes the treatment of leasing costs, such that non-contingent internal leasing and legal costs associated with leasing activities can no longer be capitalized. The Company, as a lessor, may only defer as initial direct costs the incremental costs of a tenant operating lease that would not have been incurred if the lease had not been obtained. These costs generally include third party broker payments, which are capitalized to Deferred leasing costs in the accompanying Consolidated Balance Sheets and amortized over the expected term of the lease to Depreciation and amortization expense in the accompanying Consolidated Statements of Operations.
Lease Obligations
The Company has 22 properties within its consolidated real estate portfolio that are either partially or completely on land subject to ground leases with third parties, which are all classified as operating leases. Accordingly, the Company owns only a long-term leasehold or similar interest in these properties. The building and improvements constructed on the leased land are capitalized as Real estate assets in the accompanying Consolidated Balance Sheets and depreciated over the shorter of the useful life of the improvements or the lease term. These ground leases expire through the year 2101, and in most cases, provide for renewal options.
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
Upon the adoption of Topic 842 the Company has recognized Lease liabilities on its Consolidated Balance Sheets for its ground and office leases of $225.4 million at January 1, 2019, and corresponding Right of use assets of $297.8 million, net of or including the opening balance for straight line rent and above / below market ground lease intangibles related to these same ground and office leases. A key input in estimating the Lease liabilities and resulting Right of use assets is establishing the discount rate in the lease, which requires additional inputs for the longer-term ground leases, including interest rates that correspond with the remaining term of the lease, the Company's credit spread, and a securitization adjustment necessary to reflect the collateralized payment terms present in the lease. See Note 7, Leases, for additional disclosures.
The ground and office lease expenses continue to be recognized on a straight line basis over the term of the leases, including management's estimate of expected option renewal periods. For ground leases, the

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

Company generally assumes it will exercise options through the latest option date of that shopping center's anchor tenant lease.
Revenues and Other Receivables
Other property income includes incidental income from the properties and is generally recognized at the point in time that the performance obligation is met. All income from contracts with the Company's real estate partnerships is included within Management, transaction and other fees on the Consolidated Statements of Operations. The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts recognized are as follows:

		Three months ended March 31,
(in thousands)	Timing of satisfaction of performance obligations	2019	2018
Other property income	Point in time	$1,982	2,025
Management, transaction and other fees
Property management services	Over time	$3,764	3,768
Asset management services	Over time	1,777	1,703
Leasing services	Point in time	758	685
Other transaction fees	Point in time	673	1,002
Total management, transaction, and other fees		$6,972	7,158
The accounts receivable for the above Other property income and management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $11.0 million and $12.5 million, as of March 31, 2019 and December 31, 2018, respectively.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation, including amounts in Cash, cash equivalents, and restricted cash in the accompanying Consolidated Balance Sheets, and in Lease income and Other property income in the accompanying Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

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

ASU 2019-01, March 2019,  Leases (Topic 842): Codification Improvements

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

See the updated Leases accounting policy disclosed earlier in Note 1 and the added Leases disclosures in Note 7.
January 2019
The Company has completed its evaluation and adoption of this standard, as discussed earlier in Note 1. The Company utilized the alternative modified retrospective transition method provided in ASU 2018-11 (the "effective date method"), under which the effective date of January 1, 2019 is also the date of initial application.
See the updated Leases accounting policy disclosed earlier in Note 1 and the added disclosures in Note 7, Leases.
Beyond the policy, presentation and disclosure changes discussed, the following changes had a direct impact to Net Income from the adoption of Topic 842:
Capitalization of indirect internal non-contingent leasing costs and legal leasing costs are no longer permitted upon the adoption of this standard, which is resulting in an increase to Total operating expenses in the Consolidated Statements of Operations.
Previous capitalization of internal leasing costs was $1.3 million and $6.5 million during the three months ended March 31, 2018 and the year ended December 31, 2018, respectively.

Previous capitalization of legal costs was $0.4 million and $1.6 million during the three months ended March 31, 2018 and the year ended December 31, 2018, respectively, including our pro rata share recognized through Equity in income of investments in real estate partnerships.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

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

This ASU also applies to how the Company evaluates impairments of any held to maturity debt securities.
		January 2020	The Company is currently evaluating the accounting standard, but does not expect the adoption to have a material impact on its financial position, results of operations, or cash flows.

ASU 2018-19, November 2018: Codification Improvements to Topic 326, Financial Instruments - Credit Losses
This ASU clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases.
January 2020
The Company currently does not expect the adoption of this ASU to have a material impact on its financial statements and related disclosures.
See Topic 842 for disclosure of collectibility policy over lease receivables from operating leases.

ASU 2018-13, August 2018, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
This ASU modifies the disclosure requirements for fair value measurements within the scope of Topic 820, Fair Value Measurements, including the removal and modification of certain existing disclosures, and the addition of new disclosures.
January 2020
The Company is currently evaluating the impact of adopting this new accounting standard, which is expected to only impact fair value measurement disclosures and therefore should have no impact on the Company's financial position, results of operations, or cash flows.

ASU 2018-15, August 2018, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.

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

Early adoption of the standard is permitted.
		January 2020	The Company is currently evaluating the accounting standard, but does not expect the adoption to have a material impact on its financial position, results of operations, or cash flows.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

2.	Real Estate Investments
The following table details the shopping centers acquired or land acquired or leased for development:

(in thousands)		Three months ended March 31, 2019
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/8/19	Pablo Plaza (1)	Jacksonville, FL	Operating	100.0%	$600	—	—	—
2/8/19	Melrose Market	Seattle, WA	Operating	100.0%	15,515	—	941	358
Total property acquisitions					$16,115	—	941	358
(1) The Company purchased a .17 acre land parcel adjacent to the Company's existing operating Pablo Plaza for redevelopment.

(in thousands)		Three months ended March 31, 2018
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/2/18	Ballard in Blocks I	Seattle, WA	Operating	49.9%	$54,500	—	3,668	2,350
1/2/18	Ballard in Blocks II	Seattle, WA	Development	49.9%	4,000	—	—	—
1/5/18	Metuchen	Metuchen, NJ	Operating	20%	33,830	—	3,147	1,905
1/10/18	Hewlett Crossing I & II	Hewlett, NY	Operating	100%	30,900	9,700	3,114	1,868
Total property acquisitions					$123,230	9,700	9,929	6,123

3.    Property Dispositions
Dispositions
The following table provides a summary of consolidated shopping centers and land parcels disposed of during the periods set forth below:

	Three months ended March 31,
(in thousands, except number sold data)	2019	2018
Net proceeds from sale of real estate investments	$82,533	3,227
Gain on sale of real estate, net of tax	$16,490	96
Provision for impairment of real estate sold	$1,672	374
Number of operating properties sold	4	1
Number of land parcels sold	2	—
Percent interest sold	100%	100%
At March 31, 2019, the Company also had one property classified within Properties held for sale on the Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

4.    Other Assets
The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets:

(in thousands)	March 31, 2019	December 31, 2018
Goodwill, net	$314,143	314,143
Investments	44,400	41,287
Prepaid and other	30,099	17,937
Derivative assets	11,909	17,482
Furniture, fixtures, and equipment, net	5,990	6,127
Deferred financing costs, net	6,310	6,851
Total other assets	$412,851	403,827
The following table presents the goodwill balances and activity during the year to date periods ended:

	March 31, 2019			December 31, 2018
(in thousands)	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$316,858	(2,715)	314,143	$331,884	—	331,884
Goodwill resulting from Equity One merger	—	—	—	500	—	500
Goodwill allocated to Provision for impairment	—	—	—	—	(12,628)	(12,628)
Goodwill allocated to Properties held for sale	—	—	—	(1,159)	—	(1,159)
Goodwill associated with disposed reporting units:
Goodwill allocated to Provision for impairment	(1,779)	1,779	—	(9,913)	9,913	—
Goodwill allocated to Gain on sale of real estate	(527)	527	—	(4,454)	—	(4,454)
End of period balance	$314,552	(409)	314,143	$316,858	(2,715)	314,143
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

5.    Notes Payable and Unsecured Credit Facilities
The Company’s outstanding debt consisted of the following:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	March 31, 2019		December 31, 2018
Notes payable:
Fixed rate mortgage loans	4.5%	4.1%	$360,865		403,306
Variable rate mortgage loans	3.5%	3.6%	127,081	(1)	127,850
Fixed rate unsecured public and private debt	4.0%	4.4%	2,521,940		2,475,322
Total notes payable			3,009,886		3,006,478
Unsecured credit facilities:
Line of Credit (the "Line") (2)	3.5%	3.7%	110,000		145,000
Term loans	2.4%	2.5%	563,852		563,734
Total unsecured credit facilities			673,852		708,734
Total debt outstanding			$3,683,738		3,715,212

(1)  Includes five mortgages whose interest rates vary on LIBOR based formulas. Three of these variable rate loans have interest rate swaps in place to fix the interest rates at a range of 2.8% to 4.1%.

(2) Weighted average effective and contractual rate for the Line is calculated based on a fully drawn Line balance.
Significant financing activity during 2019 includes:

•
On March 6, 2019, the Company issued $300 million of 4.65% senior unsecured public notes, which priced at 99.661%, and mature in March 2049. The net proceeds of the offering were used (i) to repay a $39.5 million mortgage maturing in 2020 with an interest rate of 7.3%, including a prepayment premium of $1 million, (ii) to repay in full its outstanding $250 million 4.8% notes due April 15, 2021, including a make-whole premium of approximately $9.6 million and accrued interest, and (iii) for general corporate purposes.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

As of March 31, 2019, scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	March 31, 2019
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2019	$7,284	13,216	—	20,500
2020	11,287	39,074	300,000	350,361
2021	11,599	76,251	—	87,850
2022	11,798	5,848	675,000	692,646
2023	10,043	59,375	—	69,418
Beyond 5 Years	27,013	209,843	2,250,000	2,486,856
Unamortized debt premium/(discount) and issuance costs	—	5,315	(29,208)	(23,893)
Total	$79,024	408,922	3,195,792	3,683,738

(1) Includes unsecured public and private debt and unsecured credit facilities.
The Company was in compliance as of March 31, 2019 with the financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities.

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
March 31, 2019

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

						Fair Value
(in thousands)						Assets (Liabilities)(1)
Effective Date	Maturity Date	Notional Amount	Counterparty Pays Variable Rate of	Regency Pays Fixed Rate of		March 31, 2019	December 31, 2018
12/6/18	6/28/19	$250,000	30 year U.S. Treasury	3.147%	(2)	$—	(5,491)
4/3/17	12/2/20	$300,000	1 Month LIBOR with Floor	1.824%		2,255	3,759
8/1/16	1/5/22	265,000	1 Month LIBOR with Floor	1.053%		8,110	10,838
4/7/16	4/1/23	20,000	1 Month LIBOR	1.303%		626	880
12/1/16	11/1/23	33,000	1 Month LIBOR	1.490%		918	1,376
6/2/17	6/2/27	37,500	1 Month LIBOR with Floor	2.366%		(224)	629
						$11,685	11,991

(1) Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

(2) On March 7, 2019, the Company settled its 30 year Treasury rate lock in connection with its issuance of the $300 million 4.65% unsecured notes due March 2049 for $5.7 million, which is included in the balance of AOCI and will be reclassified to earnings over the 30 year term of the hedged transaction.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of March 31, 2019, does not have any derivatives that are not designated as hedges. The Company has master netting agreements; however, the Company does not have multiple derivatives subject to a single master netting agreement with the same counterparties. Therefore, none are offset in the accompanying Consolidated Balance Sheets.
The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
(in thousands)	2019	2018		2019	2018		2019	2018
Interest rate swaps	$(5,489)	9,505	Interest expense	$(176)	2,138	Interest expense, net	$37,752	36,785
As of March 31, 2019, the Company expects approximately $1.6 million of net deferred losses on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months. Included in the reclassification is $7.1 million related to previously settled swaps on the Company's ten and thirty year fixed rate unsecured debt.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

7.    Leases

Lessor Accounting
The Company's Lease income is comprised of both fixed and variable income, as follows:
Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent, and in some cases stated amounts for CAM, real estate taxes, and insurance. Income for these amounts is recognized on a straight line basis.
Variable lease income includes the following two main items in the lease contracts:
Recoveries from tenants represents amounts which tenants are contractually obligated to reimburse the Company for the tenants’ portion of actual Recoverable Costs incurred. Generally the Company’s leases provide for the tenants to reimburse the Company based on the tenants’ share of the actual costs incurred in proportion to the tenants’ share of leased space in the property.
Percentage rent represents amounts billable to tenants based on the tenants' actual sales volume in excess of levels specified in the lease contract.
The following table provides a disaggregation of lease income recognized during the three months ended March 31, 2019, under ASC Topic 842, Leases, as either fixed or variable lease income based on the criteria specified in ASC 842:

Three months ended March 31,
2019
Operating lease income
Fixed and in-substance fixed lease income	$201,878
Variable lease income	62,835
Other lease related income, net
Above/below market rent amortization	13,454
Uncollectible amounts in lease income	(864)
Total lease income	$277,303
Future minimum rents under non-cancelable operating leases as of March 31, 2019 and December 31, 2018, excluding variable lease payments, are as follows:

	Future Minimum Rents as of (in thousands)
Year Ending December 31,	March 31, 2019		December 31, 2018
2019	$578,963	(1)	761,151
2020	713,553		693,848
2021	629,638		608,587
2022	537,753		516,369
2023	437,109		414,424
Thereafter	1,778,839		1,691,203
Total	$4,675,855		4,685,582
(1) The future minimum rental income for 2019 as of March 31, 2019 includes amounts due between April 1, 2019 and December 31, 2019.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

Lessee Accounting
The Company has shopping centers that are subject to non-cancelable, long-term ground leases where a third party owns the underlying land and has leased the land to the Company to construct and/or operate a shopping center.
The Company has 22 properties within its consolidated real estate portfolio that are either partially or completely on land subject to ground leases with third parties. Accordingly, the Company owns only a long-term leasehold or similar interest in these properties. These ground leases expire through the year 2101, and in most cases, provide for renewal options. Buildings and improvements constructed on the leased land are capitalized as Real estate assets in the accompanying Consolidated Balance Sheets and depreciated over the shorter of the useful life of the improvements or the lease term.
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
The ground and office lease expense continues to be recognized on a straight line basis over the term of the leases, including management's estimate of expected option renewal periods. Operating lease expense under the Company's ground and office leases was as follows, including straight lined rent expense and variable lease expenses such as CPI increases, performance based rent and reimbursements of landlord costs:

Three months ended March 31,
2019
Operating lease expense
Ground leases	$3,673
Office leases	1,042
Total fixed operating lease expense	$4,715
Variable lease expense
Ground leases	$428
Office leases	143
Total variable lease expense	$571
Total Lease Expense	$5,286
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$3,692
Operating lease expense under the Company's ground and office leases was $5.3 million and $4.2 million during the three months ended March 31, 2019 and 2018, respectively, which includes fixed and variable rent expense.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

The following table summarizes the undiscounted future cash flows by year attributable to the operating lease liabilities under ground and office leases as of March 31, 2019, and provides a reconciliation to the Lease liability included in the accompanying Consolidated Balance Sheets:

	Lease liabilities (in thousands)
Year Ending December 31,	Ground Leases	Office Leases	Total
2019 (1)	$8,004	3,807	11,811
2020	10,706	4,976	15,682
2021	10,674	3,863	14,537
2022	10,698	2,893	13,591
2023	10,914	2,188	13,102
Thereafter	598,327	5,955	604,282
Total undiscounted lease liabilities	$649,323	23,682	673,005
Present value discount	(445,324)	(2,559)	(447,883)
Lease liabilities	203,999	21,123	225,122
Weighted average discount rate	5.2%	4.0%
Weighted average remaining term	49.9 years	5.9 years

(1) The undiscounted lease liability maturities shown for 2019 are as of March 31, 2019, and includes amounts due between April 1, 2019 and December 31, 2019.
The following table summarizes the future obligations under non-cancelable operating leases, excluding unexercised renewal options, as of December 31, 2018:

	Future Lease Obligations (in thousands)
Year Ending December 31,	Ground Leases	Office Leases	Total Future Lease Obligations
2019	$10,672	4,405	15,077
2020	10,439	4,294	14,733
2021	10,344	3,549	13,893
2022	10,258	2,893	13,151
2023	10,369	2,189	12,558
Thereafter	461,762	5,944	467,706
Total	$513,844	23,274	537,118

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

8.    Fair Value Measurements
(a) Disclosure of Fair Value of Financial Instruments
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	March 31, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,009,886	3,066,580	$3,006,478	2,961,769
Unsecured credit facilities	$673,852	675,769	$708,734	710,902
The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of March 31, 2019 and December 31, 2018, respectively. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.
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
(b) Fair Value Measurements
The following financial instruments are measured at fair value on a recurring basis:
Securities
The Company has investments in marketable securities that are included within other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment (income) loss in the accompanying Consolidated Statements of Operations, and include unrealized gains of $2.2 million and unrealized losses of $384,000, during the three months ended March 31, 2019 and 2018, respectively.
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
March 31, 2019

valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2019
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Securities	$36,318	36,318	—	—
Available-for-sale debt securities	8,082	—	8,082	—
Interest rate derivatives	11,909	—	11,909	—
Total	$56,309	36,318	19,991	—

Liabilities:
Interest rate derivatives	$(224)	—	(224)	—

	Fair Value Measurements as of December 31, 2018
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:	Balance	(Level 1)	(Level 2)	(Level 3)
Securities	$33,354	33,354	—	—
Available-for-sale debt securities	7,933	—	7,933	—
Interest rate derivatives	17,482	—	17,482	—
Total	$58,769	33,354	25,415	—

Liabilities:
Interest rate derivatives	$(5,491)	—	(5,491)	—
There were no assets measured at fair value on a nonrecurring basis as of March 31, 2019. The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis as of December 31, 2018:

	Fair Value Measurements as of December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
Properties held for sale	42,760	—	42,760	—	(6,579)
During the year-ended December 31, 2018, the Company remeasured three properties, classified as held for sale, to fair value based on the expected selling price. Two of these three properties have been sold and the third continues to be classified as held for sale in the accompanying Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

9.    Equity and Capital
Common Stock of the Parent Company
At the Market ("ATM") Program
Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. There were no shares issued under the ATM equity program during the three months ended March 31, 2019 or 2018. As of March 31, 2019, all $500 million of common stock remained available for issuance under this ATM equity program.
Share Repurchase Program
On February 7, 2018, the Company's Board authorized a common share repurchase program under which the Company may repurchase, from time to time, up to $250 million worth of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. In January 2019, the Company settled 563,229 shares, repurchased in December 2018, for $32.8 million at an average price of $58.17 per share, under this repurchase program. The program was scheduled to expire on February 6, 2020; however, the program was closed upon the authorization by the Company's Board of a new share repurchase program, as further discussed below.
On February 5, 2019, the Company's Board authorized a new common share repurchase program under which the Company, may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is set to expire on February 4, 2020. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the Board. Through March 31, 2019, no shares have been repurchased under this new program.
Common Units of the Operating Partnership
Common units of the operating partnership are issued or redeemed and retired for each of the shares of Parent Company common stock issued or repurchased and retired, as described above.
Accumulated Other Comprehensive Income (Loss) ("AOCI")
The following tables present changes in the balances of each component of AOCI:

	Controlling Interests			Noncontrolling Interests		Total
	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	Cash Flow Hedges	AOCI	AOCI
Balance as of December 31, 2018	$(805)	(122)	(927)	189	189	(738)
Other comprehensive income before reclassifications	(5,154)	137	(5,017)	(335)	(335)	(5,352)
Amounts reclassified from AOCI (1)	(152)	—	(152)	(24)	(24)	(176)
Current period other comprehensive income, net	(5,306)	137	(5,169)	(359)	(359)	(5,528)
Balance as of March 31, 2019	$(6,111)	15	(6,096)	(170)	(170)	(6,266)

(1) Amounts reclassified from AOCI into income are presented within Interest expense, net in the Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

	Controlling Interests			Noncontrolling Interests		Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	Cash Flow Hedges	AOCI	AOCI
Balance as of December 31, 2017	$(6,262)	(27)	(6,289)	(112)	(112)	(6,401)
Opening adjustment due to change in accounting policy (2)	12	—	12	2	2	14
Adjusted balance as of January 1, 2018	(6,250)	(27)	(6,277)	(110)	(110)	(6,387)
Other comprehensive income before reclassifications	9,003	(119)	8,884	502	502	9,386
Amounts reclassified from AOCI (1)	2,157	—	2,157	(19)	(19)	2,138
Current period other comprehensive income, net	11,160	(119)	11,041	483	483	11,524
Balance as of March 31, 2018	$4,910	(146)	4,764	373	373	5,137

(1) Amounts reclassified from AOCI into income are presented within Interest expense, net in the Consolidated Statement of Operations.
(2) Upon adoption of ASU 2017-12, the Company recognized the immaterial adjustment to opening retained earnings and AOCI for previously recognized hedge ineffectiveness from off-market hedges, as further discussed in note 1.

10.    Stock-Based Compensation
During the three months ended March 31, 2019, the Company granted 233,237 shares of restricted stock with a weighted-average grant-date fair value of $65.02 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations.

11.    Non-Qualified Deferred Compensation Plan ("NQDCP")
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
The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

(in thousands)	March 31, 2019	December 31, 2018	Location in Consolidated Balance Sheets
Assets:
Securities	$34,278	31,351	Other assets
Liabilities:
Deferred compensation obligation	$34,115	31,166	Accounts payable and other liabilities

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

12.    Earnings per Share and Unit
Parent Company Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2019	2018
Numerator:
Income from operations attributable to common stockholders - basic	$90,446	52,660
Income from operations attributable to common stockholders - diluted	$90,446	52,660
Denominator:
Weighted average common shares outstanding for basic EPS	167,440	170,704
Weighted average common shares outstanding for diluted EPS (1)	167,717	170,959

Income per common share – basic	$0.54	0.31
Income per common share – diluted	$0.54	0.31
(1) Includes the dilutive impact of unvested restricted stock using the treasury stock method.
Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding for both the three months ended March 31, 2019 and 2018 were 349,902 for both periods.
Operating Partnership Earnings per Unit
The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended March 31,
(in thousands, except per share data)	2019	2018
Numerator:
Income from operations attributable to common unit holders - basic	$90,636	52,771
Income from operations attributable to common unit holders - diluted	$90,636	52,771
Denominator:
Weighted average common units outstanding for basic EPU	167,790	171,054
Weighted average common units outstanding for diluted EPU (1)	168,067	171,309

Income per common unit – basic	$0.54	0.31
Income per common unit – diluted	$0.54	0.31
(1) Includes the dilutive impact of unvested restricted stock using the treasury stock method.

13.    Commitments and Contingencies
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
March 31, 2019

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
Letters of Credit
The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of March 31, 2019 and December 31, 2018, the Company had $12.6 million and $9.4 million, respectively in letters of credit outstanding.
Purchase Commitments
The Company enters into purchase and sale agreements to buy or sell real estate assets in the normal course of business, which generally provide limited recourse if either party ends the contract. At March 31, 2019, the Company has an option to purchase up to an additional 81.63% ownership interest in an operating shopping center by December 2019 and currently expects to acquire an additional 16.63% interest by that date for approximately $16.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These forward-looking statements include statements about anticipated changes in our revenues, the size of our development and redevelopment program, earnings per share and unit, returns and portfolio value, and expectations about our liquidity. These statements are based on current expectations, estimates and projections about the real estate industry and markets in which the Company operates, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to changes in national and local economic conditions, financial difficulties of tenants, competitive market conditions, including timing and pricing of acquisitions and sales of properties and building pads ("out-parcels"), changes in leasing activity and market rents, timing of development starts, meeting development schedules, natural disasters in geographic areas in which we operate, cost of environmental remediation, our inability to exercise voting control over the co-investment partnerships through which we own many of our properties, and technology disruptions. For additional information, see “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of Regency Centers Corporation and Regency Centers, L.P. appearing elsewhere herein. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of uncertain events.

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

•
NAREIT EBITDAre is a measure of REIT performance, which the National Association of Real Estate Investment Trusts ("NAREIT") defines as net income, computed in accordance with GAAP, excluding (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) gains on sales and impairments of real estate, and (v) adjustments to reflect the Company's share of unconsolidated partnerships and joint ventures.

•
NAREIT Funds from Operations ("NAREIT FFO") is a commonly used measure of REIT performance, which NAREIT defines as net income, computed in accordance with GAAP, excluding gains on sales and impairments of real estate, net of tax, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute NAREIT FFO for all periods presented in accordance with NAREIT's definition in effect during that period. Effective January 1, 2019, we prospectively adopted the NAREIT FFO White Paper - 2018 Restatement ("2018 FFO White Paper"), and elected the option of excluding gains on sale and impairments of land, which are considered incidental to our main business. Prior period amounts were not restated to conform to the current year presentation, and therefore are calculated as described above, and also include gains on sale and impairments of land.

Many companies use different depreciable lives and methods, and real estate values historically fluctuate with market conditions. Since NAREIT FFO excludes depreciation and amortization and gains on sale and impairments of real estate, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities, and financing costs. This provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. Thus, NAREIT FFO is a supplemental non-GAAP financial measure of our operating performance, which does not represent cash generated from operating activities in accordance with GAAP; and, therefore, should not be considered a substitute measure of cash flows from operations. The Company provides a reconciliation of Net Income Attributable to Common Stockholders to NAREIT FFO.

•
Net Operating Income ("NOI") is the sum of base rent, percentage rent, and recoveries from tenants and other leasing and property income, less operating and maintenance expenses, real estate taxes, ground rent, and uncollectible lease income / provision for doubtful accounts. NOI excludes straight-line rental income and expense, above and below market rent and ground rent amortization, tenant lease inducement amortization, and other fees. The Company also provides disclosure of NOI excluding termination fees, which excludes both termination fee income and expenses.

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

Overview of Our Strategy
Regency Centers Corporation began its operations as a publicly-traded REIT in 1993, and, as of March 31, 2019, had full or partial ownership interests in 419 retail properties primarily anchored by market leading grocery stores. Our properties are principally located in affluent and infill trade areas of the United States, and contain 52.6 million square feet ("SF") of gross leasable area ("GLA"). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P., our wholly-owned subsidiaries, and through our co-investment partnerships.
As of March 31, 2019, the Parent Company owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.
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
Executing on our Strategy
During the three months ended March 31, 2019:
We had Net income attributable to common stockholders of $90.4 million as compared to $52.7 million during the three months ended March 31, 2018.
We sustained same property NOI growth:

•	We achieved pro-rata same property NOI growth, excluding termination fees, of 2.9%.

•	We executed 289 leasing transactions representing 1.0 million pro-rata SF of new and renewal leasing, with trailing twelve month rent spreads of 8.4% on comparable retail operating property spaces.

•	At March 31, 2019, our total property portfolio was 94.6% leased, while our same property portfolio was 95.0% leased.
We continued our development and redevelopment of high quality shopping centers at attractive returns on investment:

•	We started two new redevelopments representing a total pro-rata project investment of $13.5 million upon completion, with a weighted average projected return on investment of 6.4%.

•	Including the two new redevelopment projects, a total of 21 properties were in the process of development or redevelopment, representing a pro-rata investment upon completion of $403.3 million.
We maintained a conservative balance sheet providing financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
On March 6, 2019, the Company issued $300 million of 4.65% senior unsecured public notes, which mature in March 2049, using the proceeds to repay $39.5 million of mortgage debt with an interest rate of 7.3% and to repay $250 million of 4.8% senior unsecured notes due April 2021. This offering further enhanced our financial flexibility and increased the duration of our average maturities to over 10 years while maintaining our weighted average interest rate.

•	At March 31, 2019, our annualized net debt-to-operating EBITDAre ratio on a pro-rata basis was 5.3x.

Property Portfolio
The following table summarizes general information related to the Consolidated Properties in our portfolio:

(GLA in thousands)	March 31, 2019	December 31, 2018
Number of Properties	302	305
Properties in Development	6	6
GLA	37,393	37,946
% Leased – Operating and Development	94.4%	95.5%
% Leased – Operating	94.7%	95.9%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$21.67	$21.51
The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our portfolio:

(GLA in thousands)	March 31, 2019	December 31, 2018
Number of Properties	117	120
Properties in Development	2	2
GLA	15,211	15,622
% Leased – Operating and Development	95.4%	95.4%
% Leased –Operating	95.7%	95.7%
Weighted average annual effective rent PSF, net of tenant concessions	$21.26	$21.46
For the purpose of the following disclosures of occupancy and leasing activity, "anchor space" is considered space greater than or equal to 10,000 SF and "shop space" is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	March 31, 2019	December 31, 2018
% Leased – All Properties	94.6%	95.6%
Anchor space	96.9%	98.4%
Shop space	90.5%	90.9%
The decline in anchor space percent leased is primarily attributable to the closure of one Sears and one K-Mart location as a result of the Sears bankruptcy filing.

The following table summarizes leasing activity, including our pro-rata share of activity within the portfolio of our co-investment partnerships:

	Three months ended March 31, 2019
	Leasing Transactions (1)	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	3	75	$14.80	$42.63	$4.47
Renewal	20	445	$12.80	$0.26	$0.08
Total Anchor Leases (1)	23	520	$13.09	$6.36	$0.71
Shop Space
New	86	147	$33.78	$27.49	$7.63
Renewal	180	334	$32.29	$1.72	$0.49
Total Shop Space Leases (1)	266	481	$32.75	$9.59	$2.67
Total Leases	289	1,001	$22.54	$7.91	$1.65

(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.

	Three months ended March 31, 2018
	Leasing Transactions (1,2)	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	6	78	$24.54	$26.11	$9.89
Renewal	15	313	$14.21	$0.16	$0.47
Total Anchor Leases (1)	21	391	$16.27	$5.32	$2.34
Shop Space
New	109	178	$31.40	$25.11	$14.06
Renewal	223	397	$32.61	$0.79	$2.12
Total Shop Space Leases (1)	332	575	$32.24	$8.31	$5.81
Total Leases	353	966	$25.78	$7.10	$4.41

(1) Number of leasing transactions reported at 100%; all other statistics reported at pro-rata share.
The weighted average base rent on signed shop space leases during 2019 was $32.75 and exceeds the average annual base rent of all shop space leases due to expire during the next 12 months of $31.50 PSF. In the anchor category, base rent PSF on new leases decreased due to the limited volume and geographic location of anchor deals in 2019 as compared to 2018. On a comparable basis, new anchor deal rent spreads were positive.

Significant Tenants and Concentrations of Risk
We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our most significant tenants, based on their percentage of annualized base rent:

	March 31, 2019
Grocery Anchor	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Publix	70	6.6%	3.3%
Kroger	56	6.7%	3.1%
Albertsons Companies	46	4.3%	2.8%
Whole Foods	32	2.5%	2.5%
TJX Companies	59	3.0%	2.4%

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
We closely monitor the operating performance and rent collections of tenants in our shopping centers as well as those retailers experiencing significant changes to their business models as a result of reduced customer traffic in their stores and increased competition from e-commerce sales.  Retailers who are unable to withstand these and other business pressures may file for bankruptcy. Although base rent is supported by long-term lease contracts, tenants who file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to recover our claim and to release the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. Tenants who are in bankruptcy and continue to occupy space in our shopping centers at March 31, 2019 represent an aggregate of 0.2% of our annual base rent on a pro-rata basis.

Results from Operations
Comparison of the three months ended March 31, 2019 and 2018:
Our revenues increased as summarized in the following table:

	Three months ended March 31,
(in thousands)	2019	2018	Change
Lease income (1)	$277,303	267,510	9,793
Other property income	1,982	2,025	(43)
Management, transaction, and other fees	6,972	7,158	(186)
Total revenues	$286,257	276,693	9,564
(1) As discussed in Note 1 to the Consolidated Financial Statements, Regency adopted ASC Topic 842, Leases, using the modified retrospective adoption method as of January 1, 2019, and elected to apply the transition provisions of the standard at the beginning of the period of adoption. As such, the prior period amounts prepared and presented under the former ASC Topic 840, Leases, were not restated, but were reclassified to conform with the current year presentation. Part of the practical expedients in ASC Topic 842 allow management to avoid separating lease and non-lease components of Lease income, therefore all lease income earned pursuant to tenant leases, including recoveries from tenants and percentage rent, in 2019 and as reclassified for 2018, is reflected in Lease income in the accompanying Consolidated Statements of Operations.
Lease income increased $9.8 million, driven by the following contractually billable components of rent to the tenants per the lease agreements:
$5.0 million increase from billable base rent, as follows:

•	$4.6 million increase from rent commencing at development properties;

•	$1.0 million increase from acquisitions of operating properties; and

•	$5.4 million increase from same properties due to rental rate growth on new and renewal leases, rent steps in existing leases, and rent commencements,

•	reduced by $6.0 million from the sale of operating properties.
$2.3 million increase from billable Recoveries from tenants, which represent amounts contractually billable to tenants per the terms of the leases for their reimbursements to us for the tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, as follows:

•	$1.5 million increase from rent commencing at development properties;

•	$362,000 increase from acquisitions of operating properties; and

•	$2.1 million increase from same properties due to a $2.5 million increase in real estate recoveries offset by a $0.4 million decrease in CAM recoveries;

•	reduced by $1.7 million from the sale of operating properties.
$632,000 decrease in Percentage rent primarily due to timing of tenant sales reporting.
$5.0 million increase in Above and below market rent amortization within our same property portfolio, primarily driven by accelerated amortization related to 2019 tenant move-outs.
$1.0 million decrease in Other lease income from lower termination and assignment fees.
$0.9 million decrease from uncollectible lease income. Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is recorded as a direct charge against Lease income. The uncollectible lease income was $0.9 million during the three months ended March 31, 2019, as compared to $1.2 million of Provision for doubtful accounts during the three months ended March 31, 2018, which is included in Other operating expenses in the accompanying Consolidated Statements of Operations.

Changes in our operating expenses are summarized in the following table:

	Three months ended March 31,
(in thousands)	2019	2018	Change
Depreciation and amortization	$97,194	88,525	8,669
Operating and maintenance	40,638	42,516	(1,878)
General and administrative	21,300	17,606	3,694
Real estate taxes	34,155	30,425	3,730
Provision for doubtful accounts (1)	—	1,195	(1,195)
Other operating expenses	1,134	437	697
Total operating expenses	$194,421	180,704	13,717
(1) Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income, which totaled $0.9 million during the three months ended March 31, 2019.

Depreciation and amortization costs increased, on a net basis, as follows:

•	$2.1 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;

•	$763,000 increase from acquisitions of operating properties and corporate assets; and

•	$8.9 million increase from same properties, primarily attributable to additional depreciation at redevelopment properties;

•	reduced by $3.1 million decrease from the sale of operating properties.
Operating and maintenance costs decreased, on a net basis, as follows:

•	$1.7 million increase from operations commencing at development properties; offset by

•	$775,000 decrease is primarily due to a $1.2 million decrease related to hail storm losses incurred in 2018 offset by $400,000 increase from the acquisition of operating properties;

•	$1.6 million decrease from same properties primarily attributable to a decrease in snow removal costs; and

•	$1.2 million decrease from the sale of operating properties.
General and administrative increased, on a net basis, as follows:

•	$2.0 million net increase in compensation-related costs, primarily due to appreciation in the value of participant obligations within the deferred compensation plan; and

•
$1.7 million increase due to eliminating capitalization of non-contingent internal leasing costs and legal costs associated with leasing activities upon the adoption of ASC 842, Leases, on January 1, 2019.

Real estate taxes increased, on a net basis, as follows:

•	$1.0 million increase from development properties where capitalization ceased as tenant spaces became available for occupancy;

•	$309,000 increase from acquisitions of operating properties; and

•	$3.1 million increase within the same property portfolio from increased tax assessments;

•	reduced by $719,000 from the sale of operating properties.
Provision for doubtful accounts was $1.2 million during the three months ended March 31, 2018. Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income. The uncollectible lease income was $0.9 million during the three months ended March 31, 2019, as compared to $1.2 million of Provision for doubtful accounts during the three months ended March 31, 2018.

Other operating expenses increased $697,000, attributable to an increase in taxes, legal, and abandoned pursuit costs recognized in 2019.
The following table presents the components of other expense (income):

	Three months ended March 31,
(in thousands)	2019	2018	Change
Interest expense, net
Interest on notes payable	$32,513	32,968	(455)
Interest on unsecured credit facilities	4,543	4,288	255
Capitalized interest	(1,015)	(2,179)	1,164
Hedge expense	2,115	2,102	13
Interest income	(404)	(394)	(10)
Interest expense, net	$37,752	36,785	967
Provision for impairment, net of tax	1,672	16,054	(14,382)
Gain on sale of real estate, net of tax	(16,490)	(96)	(16,394)
Early extinguishment of debt	10,591	162	10,429
Net investment income	(2,354)	(32)	(2,322)
Total other expense (income)	$31,171	52,873	(21,702)
The $1.0 million net increase in total interest expense is driven by $1.2 million increase due to lower capitalization of interest based on the size and progress of development and redevelopment projects in process.
During the three months ended March 31, 2019, we recognized $1.7 million of impairment losses on two operating properties which were sold. During the three months ended March 31, 2018, we recognized $16.1 million of impairment losses on two operating properties, both of which have been sold.
During the three months ended March 31, 2019, we sold 2 operating properties and 2 land parcels for gains totaling $16.5 million.
During the three months ended March 31, 2019, we early redeemed the $250 million 4.8% senior unsecured notes resulting in $10.6 million of debt extinguishment costs. During the same period in 2018, we modified our Line, resulting in $162,000 of debt extinguishment costs.
Net investment income increased $2.3 million, primarily driven by changes in unrealized gains of plan assets held in the non-qualified deferred compensation plan.
Our equity in income of investments in real estate partnerships increased as follows:

		Three months ended March 31,
(in thousands)	Regency's Ownership	2019	2018	Change
GRI - Regency, LLC (GRIR)	40.00%	$10,736	7,518	3,218
New York Common Retirement Fund (NYC)	30.00%	271	(28)	299
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	403	238	165
Columbia Regency Partners II, LLC (Columbia II)	20.00%	482	464	18
Cameron Village, LLC (Cameron)	30.00%	256	244	12
RegCal, LLC (RegCal)	25.00%	2,619	436	2,183
US Regency Retail I, LLC (USAA)	20.01%	255	235	20
Other investments in real estate partnerships	18.38% - 50.00%	15,806	1,242	14,564
Total equity in income of investments in real estate partnerships		$30,828	10,349	20,479
The $20.5 million increase in our equity in income of investments in real estate partnerships is largely attributed to the following changes:

•	$3.2 million increase at GRIR due to a $3.0 million gain recognized during 2019 on the sale of an operating property within the partnership;

•	$2.2 million increase at RegCal due to a $2.5 million gain recognized during 2019 on the sale of an operating property within the partnership; and

•
$14.6 million increase within Other investments in real estate partnerships due to a $15.1 million gain recognized during 2019 on the sale of our ownership interest in a single operating property partnership.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended March 31,
(in thousands)	2019	2018	Change
Net income	$91,493	53,465	38,028
Income attributable to noncontrolling interests	(1,047)	(805)	(242)
Net income attributable to common stockholders	$90,446	52,660	37,786
Net income attributable to exchangeable operating partnership units	190	111	79
Net income attributable to common unit holders	$90,636	52,771	37,865

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
Pro-Rata Same Property NOI:
Our pro-rata same property NOI, excluding termination fees, changed from the following major components:

	Three months ended March 31,
(in thousands)	2019	2018	Change
Base rent (1)	$211,025	205,282	5,743
Recoveries from tenants (1)	67,167	65,007	2,160
Percentage rent (1)	3,764	4,263	(499)
Termination fees (1)	486	1,180	(694)
Uncollectible lease income (2)	(657)	—	(657)
Other lease income (1)	2,178	2,552	(374)
Other property income	1,567	1,686	(119)
Total real estate revenue	285,530	279,970	5,560
Operating and maintenance	40,749	42,342	(1,593)
Real estate taxes	36,844	33,495	3,349
Ground rent	2,315	2,481	(166)
Provision for doubtful accounts (2)	—	1,141	(1,141)
Total real estate operating expenses	79,908	79,459	449
Pro-rata same property NOI	$205,622	200,511	5,111
Less: Termination fees	486	1,180	(694)
Pro-rata same property NOI, excluding termination fees	$205,136	199,331	5,805
Pro-rata same property NOI growth, excluding termination fees			2.9%

(1)  Represents amounts included within Lease income, in the accompanying Consolidated Statements of Operations and further discussed in Note 1, that are contractually billable to the tenants per the terms of the lease agreements

(2) Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income. Provision for doubtful accounts was included in Total real estate operating expenses during the three months ended March 31, 2018.

Billable Base rent increased $5.7 million during the three months ended March 31, 2019, driven by increases in rental rate growth on new and renewal leases, and contractual rent steps from leases, offset by fewer rent commencements.
Billable Recoveries from tenants increased $2.2 million during the three months ended March 31, 2019, as a result of increases in recoverable real estate taxes, as noted below.
Operating and maintenance expenses decreased $1.6 million during the three months ended March 31, 2019, primarily due to lower snow removal costs.
Real estate taxes increased $3.3 million during the three months ended March 31, 2019, due to higher real estate tax assessments.

Same Property Rollforward:
Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	Three months ended March 31,
	2019		2018
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	399	40,866	395	40,600
Acquired properties owned for entirety of comparable periods	6	415	7	917
Developments that reached completion by beginning of earliest comparable period presented	3	358	8	512
Disposed properties	(7)	(766)	(1)	(77)
SF adjustments (1)	—	32	—	9
Ending same property count	401	40,905	409	41,961

(1) SF adjustments arise from remeasurements or redevelopments.
NAREIT FFO:
Our reconciliation of net income attributable to common stock and unit holders to NAREIT FFO is as follows:

	Three months ended March 31,
(in thousands, except share information)	2019	2018
Reconciliation of Net income to NAREIT FFO
Net income attributable to common stockholders	$90,446	52,660
Adjustments to reconcile to NAREIT FFO:(1)
Depreciation and amortization (excluding FF&E)	104,498	96,197
Provision for impairment to operating properties	1,672	16,054
Gain on sale of operating properties, net of tax	(37,070)	(102)
Provision for impairment to land	18	—
Exchangeable operating partnership units	190	111
NAREIT FFO attributable to common stock and unit holders	$159,754	164,920

(1) Includes Regency's pro-rate share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interest.

Same Property NOI Reconciliation:
Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows:

	Three months ended March 31,
	2019			2018
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Net income attributable to common stockholders	$128,398	(37,952)	90,446	$129,221	(76,561)	52,660
Less:
Management, transaction, and other fees	—	6,972	6,972	—	7,158	7,158
Other (2)	16,187	2,780	18,967	27,193	(13,020)	14,173
Plus:
Depreciation and amortization	92,891	4,303	97,194	77,211	11,314	88,525
General and administrative	250	21,050	21,300	—	17,606	17,606
Other operating expense, excluding provision for doubtful accounts (3)	253	881	1,134	72	365	437
Other expense (income)	6,021	25,150	31,171	7,371	45,502	52,873
Equity in income (loss) of investments in real estate excluded from NOI (4)	(6,004)	374	(5,630)	13,829	1,264	15,093
Net income attributable to noncontrolling interests	—	1,047	1,047	—	805	805
Pro-rata NOI, as adjusted	$205,622	5,101	210,723	$200,511	6,157	206,668

(1) Includes revenues and expenses attributable to non-same property, sold property, development property, and corporate activities.
(2) Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interest.
(3) Provision for doubtful accounts is applicable only to 2018 amounts. Beginning January 1, 2019, with the adoption of Topic 842, Leases, uncollectible amounts are presented net within Lease income.
(4) Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.

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
Except for $500 million of unsecured public and private placement debt, our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. All remaining debt is held by our Operating Partnership or by our co-investment partnerships. The Operating Partnership is a co-issuer and a guarantor of the $500 million of outstanding debt of our Parent Company. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units. Based upon our available sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs.
In addition to our $39.5 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	March 31, 2019
ATM equity program
Original offering amount	$500,000
Available capacity	$500,000

Line of Credit
Total commitment amount	$1,250,000
Available capacity (1)	$1,127,400
Maturity (2)	March 23, 2022

(1) Net of letters of credit.
(2) The Company has the option to extend the maturity for two additional six-month periods.
Our dividend distribution policy is set by our Board of Directors, who monitors our financial position. Our Board of Directors recently declared a common stock dividend of $0.585 per share, payable on May 23, 2019, to shareholders of record as of May 13, 2019. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.
We expect to generate sufficient cash flow from operations to fund our dividend distributions. We generated cash flow from operations of approximately $131.4 million and $149.9 million for the three months ended March 31, 2019 and 2018, respectively. We paid $97.8 million and $95.0 million to our common stock and unit holders for the three months ended March 31, 2019 and 2018, respectively.
To meet our additional cash requirements beyond our dividend, we will utilize the following:

•	remaining cash generated from operations after dividends paid,

•	proceeds from the sale of real estate,

•	available borrowings from our Line, and

•	when the capital markets are favorable, proceeds from the sale of equity or the issuance of new long-term debt.

We also expect to generate sufficient cash flow from operations, after dividends paid, to fund our cash requirements during the next twelve months, which we estimate will total approximately $182.0 million to fund the following:

•	$163.8 million to complete in-process developments and redevelopments,

•	$13.2 million to repay maturing debt, and

•	$5.0 million to fund our pro-rata share of estimated capital contributions to our co-investment partnerships for repayment of maturing debt.
If we start new developments, redevelop additional shopping centers, commit to new acquisitions, prepay debt prior to maturity, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease. In addition, we have an option to purchase, through December 2019, up to an additional 81.63% ownership interest in an operating shopping center. We currently expect the seller to require us to purchase an additional 16.63% ownership interest in the property by December 2019 for approximately $16.7 million.
We endeavor to maintain a high percentage of unencumbered assets. As of December 31, 2018, 87.7% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our annualized Fixed charge coverage ratio, including our pro-rata share of our partnerships, was 4.2 times for each of the periods ended March 31, 2019 and December 31, 2018.
Our Line, Term Loans, and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. We are in compliance with these covenants at March 31, 2019 and expect to remain in compliance.
Summary of Cash Flow Activity
The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Three months ended March 31,
(in thousands)	2019	2018	Change
Net cash provided by operating activities	$131,364	149,868	(18,504)
Net cash provided by (used in) investing activities	47,001	(107,206)	154,207
Net cash (used in) provided by financing activities	(180,771)	1,593	(182,364)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(2,406)	44,255	(46,661)
Total cash and cash equivalents and restricted cash	$42,784	93,636	(50,852)
Net cash provided by operating activities:
Net cash provided by operating activities decreased $18.5 million due to:

•	$15.3 million net decrease in cash due to timing of cash receipts and payments, and

•	$5.7 million decrease from cash paid to settle treasury rate locks put in place in 2018 to hedge changes in interest rates on a 30 year fixed rate debt offering completed during 2019; offset by,

•	$1.1 million increase in operating cash flow distributions from our unconsolidated real estate partnerships, and

•	$1.4 million increase in cash from operating income.

Net cash used in investing activities:
Net cash provided by (used in) investing activities changed by $154.2 million as follows:

	Three months ended March 31,
(in thousands)	2019	2018	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(15,722)	(20,071)	4,349
Advance deposits paid on acquisition of operating real estate	(1,250)	—	(1,250)
Real estate development and capital improvements	(39,929)	(51,968)	12,039
Proceeds from sale of real estate investments	82,533	3,227	79,306
Issuance of notes receivable	—	(462)	462
Investments in real estate partnerships	(19,587)	(39,330)	19,743
Distributions received from investments in real estate partnerships	41,587	2,328	39,259
Dividends on investment securities	116	71	45
Acquisition of investment securities	(5,359)	(7,543)	2,184
Proceeds from sale of investment securities	4,612	6,542	(1,930)
Net cash provided by (used in) investing activities	$47,001	(107,206)	154,207
Significant changes in investing activities include:

•	We acquired two operating properties for $15.7 million during 2019 and one operating property for $20.1 million during the same period in 2018.

•	We invested $12.0 million less in 2019 than the same period in 2018 on real estate development, redevelopment, and capital improvements, as further detailed in a table below.

•	We sold four operating properties and two land parcels in 2019 and received proceeds of $82.5 million, compared to one operating property in 2018 for proceeds of $3.2 million.

•	We invested $19.6 million in our real estate partnerships during 2019, including:

◦	$9.2 million to fund our share of acquiring an additional equity interest in one partnership,

◦	$8.1 million to fund our share of development and redevelopment activities, and

◦	$2.3 million to fund our share of debt refinancing.
During the same period in 2018, we invested $39.3 million,including:

◦	$32.7 million to fund our share of acquiring four operating properties,

◦	$3.4 million to acquire an interest in one land parcel for development,

◦	$3.2 million to fund our share of development and redevelopment activities.

•
Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $41.6 million received in 2019 is driven by the sale of two operating properties, the sale of our ownership interest in a single operating property partnership, and our share of proceeds from debt refinancing activities. During the same period in 2018, we received $2.3 million from the sale of one land parcel.

•	Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment. During 2019, we deployed capital of $39.9 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Three months ended March 31,
(in thousands)	2019	2018	Change
Capital expenditures:
Building and tenant improvements	10,141	11,922	(1,781)
Redevelopment costs	8,570	15,551	(6,981)
Development costs	15,863	18,447	(2,584)
Capitalized interest	739	2,062	(1,323)
Capitalized direct compensation	4,616	3,986	630
Real estate development and capital improvements	$39,929	51,968	(12,039)

•	Building and tenant improvements decreased $1.8 million in 2019, primarily related to the timing of capital projects.

•
Redevelopment expenditures are lower in 2019 due to the timing, magnitude, and number of projects currently in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovation, new out-parcel building construction, and redevelopment related tenant improvement costs.  The size and magnitude of each redevelopment project varies with each redevelopment plan.

•
Development expenditures are lower in 2019 due to the progress during 2018 towards completion of our development projects currently in process. At March 31, 2019 and December 31, 2018, we had six and eight consolidated development projects that were either under construction or in lease up. See the tables below for more details about our development projects.

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

The following table summarizes our in-process consolidated development projects:

(in thousands, except cost PSF)				March 31, 2019
Property Name	Market	Start Date	Estimated Project Completion	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Carytown Exchange (3)	Richmond, VA	Q4-18	2021	$25,580	2%	68	$376
Indigo Square	Charleston, SC	Q4-17	2019	16,931	89%	51	332
Mellody Farm	Chicago, IL	Q2-17	2019	103,939	86%	259	401
Pinecrest Place (2)	Miami, FL	Q1-17	2019	16,375	91%	70	234
The Village at Hunter's Lake	Tampa, FL	Q4-18	2020	22,067	10%	72	306
The Village at Riverstone	Houston, TX	Q4-16	2019	30,638	91%	167	183
Total				$215,530	72%	687	$314

(1) Includes leasing costs and is net of tenant reimbursements.
(2) Estimated Net Development Costs for Pinecrest Place excludes the cost of land, which the Company has leased long term.
(3) Estimated Net Development Costs and GLA reported based on Regency's ownership interest in the partnership at project completion, which is currently estimated to be 64%.
The following table summarizes our pro-rata share of in-process unconsolidated development projects:

(in thousands, except cost PSF)				March 31, 2019
Property Name	Market	Start Date	Estimated Project Completion	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Ballard Blocks II	Seattle, WA	Q1-18	2019	$32,524	55%	56	$581
Midtown East	Raleigh, NC	Q4-17	2019	22,682	75%	87	261
Total				$55,206	64%	143	$386

(1) Includes leasing costs and is net of tenant reimbursements.
Net cash (used in) provided by financing activities:
Net cash flows generated from financing activities changed by $182.4 million during 2019, as follows:

	Three months ended March 31,
(in thousands)	2019	2018	Change
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	$(6,148)	(6,755)	607
Common shares repurchased through share repurchase program	(32,778)	(124,989)	92,211
Distributions to limited partners in consolidated partnerships, net	(1,485)	(1,018)	(467)
Dividend payments and operating partnership distributions	(97,812)	(95,043)	(2,769)
Repayments of unsecured credit facilities, net	(35,000)	(60,000)	25,000
Proceeds from debt issuance	298,983	301,251	(2,268)
Debt repayment, including early redemption costs	(303,197)	(2,773)	(300,424)
Payment of loan costs	(3,342)	(9,179)	5,837
Proceeds from sale of treasury stock, net	8	99	(91)
Net cash (used in) provided by financing activities	$(180,771)	1,593	(182,364)

Significant financing activities during the three months ended March 31, 2019 and 2018 include the following:

•	We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements.

•
We paid $32.8 million to repurchase 563,229 common shares through our share repurchase program that were executed in December 2018 but not settled until January 2019. During the three months ended March 31, 2018, we paid $125 million to repurchase 2,145,209 common shares through the same share repurchase program.

•
We paid $2.8 million more in dividends as a result of an increase in our dividend rate from $0.555 per share, during the three months ended March 31, 2018, to $0.585 per share, during the three months ended March 31, 2019, partially offset by the reduced shares outstanding in 2019.

•	We had the following debt related activity during 2019:

▪	We repaid, net of draws, $35 million on our Line.

▪	We received proceeds of $299 million upon issuance, in March, of $300 million of senior unsecured public notes.

▪
We paid $259.6 million, including a make-whole premium, to early redeem our senior unsecured public notes originally due April 2021, $40.5 million, including prepayment penalty, to repay a 2020 mortgage maturity with an interest rate of 7.3%, and $3.0 million in principal mortgage payments.

▪	We paid $3.3 million of loan costs in connection with our public note offering above.

•	We had the following debt related activity during 2018:

▪	We repaid, net of draws, $60 million on our Line.

▪	We issued $300 million of senior unsecured public notes and received proceeds of $299.5 million.

▪	We received proceeds of $1.7 million from construction loan draws used to fund an in-process development project.

▪
We paid $2.8 million to pay scheduled principal mortgage payments and $9.2 million of loan costs in connection with our $300 million public note offering noted above and upon expanding our Line commitment.

Investments in Real Estate Partnerships
The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Number of Co-investment Partnerships	15	16
Regency’s Ownership	18.38%-50%	9.38%-50%
Number of Properties	117	120
Assets	$3,158,911	3,227,831	$1,069,854	1,079,071
Liabilities	1,743,717	1,749,725	578,671	580,219
Equity	1,415,194	1,478,106	491,183	498,852
Negative investment in US Regency Retail I, LLC			3,619	3,513
Basis difference			(36,769)	(38,064)
Impairment of investment in real estate partnerships			(1,300)	(1,300)
Investments in real estate partnerships			$456,733	463,001

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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	March 31, 2019	December 31, 2018
GRI - Regency, LLC (GRIR)	40.00%	$182,221	189,381
New York Common Retirement Fund (NYC)	30.00%	53,846	54,250
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	9,279	13,625
Columbia Regency Partners II, LLC (Columbia II)	20.00%	40,020	38,110
Cameron Village, LLC (Cameron)	30.00%	11,035	11,169
RegCal, LLC (RegCal)	25.00%	23,858	31,235
Other investments in real estate partnerships	18.38% - 50.00%	136,474	125,231
Total Investment in real estate partnerships		$456,733	463,001
US Regency Retail I, LLC (USAA) (1)	20.01%	(3,619)	(3,513)
Net Investment in real estate partnerships		$453,114	459,488
(1) The USAA partnership has distributed proceeds from debt financing and real estate sales in excess of Regency's carrying value of its investment, resulting in a negative investment balance, which is classified within Accounts payable and other liabilities in the Consolidated Balance Sheets.

Notes Payable - Investments in Real Estate Partnerships
Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	March 31, 2019
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2019	$14,382	16,186	—	30,568	10,340
2020	17,043	330,615	—	347,658	111,957
2021	11,048	269,942	19,635	300,625	104,375
2022	7,811	170,702	—	178,513	68,417
2023	2,989	171,608	—	174,597	65,095
Beyond 5 Years	7,353	549,637	—	556,990	167,032
Net unamortized loan costs, debt premium / (discount)	—	(9,960)	—	(9,960)	(2,962)
Total	$60,626	1,498,730	19,635	1,578,991	524,254
At March 31, 2019, our investments in real estate partnerships had notes payable of $1.6 billion maturing through 2034, of which 92.0% had a weighted average fixed interest rate of 4.5%. The remaining notes payable float over LIBOR and had a weighted average variable interest rate of 4.7%. These fixed and variable rate notes payable are all non-recourse, and our pro-rata share was $524.3 million as of March 31, 2019. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions.
We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.
Management fee income
In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended March 31,
(in thousands)	2019	2018
Asset management, property management, leasing, and other transaction fees	$6,658	7,056

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

As of March 31, 2019 we and our Investments in real estate partnerships had accrued liabilities of $9.0 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in item 7A of Part II of our Form 10-K for the year ended December 31, 2018.

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
Other than the implementation of ASC Topic 842, Leases, there have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2019 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Other than the implementation of ASC Topic 842, Leases, there have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2019 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in item 1A. of Part I of our Form 10-K for the year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the quarter ended March 31, 2019.
The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended March 31, 2019.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 through January 31, 2019	563,229	$58.20	563,229	$3,371,220
February 1 through February 28, 2019	95,191	$64.52	—	$250,000,000
March 1 through March 31, 2019	108	$66.11	—	$250,000,000

(1) Includes 95,299 shares repurchased at an average price of $64.52 to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.

(2) On February 7, 2018, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. Through January 2019, the Company has repurchased 4,252,333 shares for $246.6 million under this existing repurchase program. The program was scheduled to expire on February 6, 2020; however, the program was closed upon the authorization by the Company's Board of a new share repurchase program, as further discussed below.

On February 5, 2019, the Company's Board authorized a new common share repurchase program under which the Company, may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is set to expire on February 4, 2020. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the Board. Through March 31, 2019, no shares have been repurchased under this new program.

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

May 10, 2019	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

May 10, 2019	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner
	By:	/s/ Lisa Palmer Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)