Form 10-Q
period 2019-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2019-08-06
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Regency Centers Corporation              YES   ☐     NO   ☒                     Regency Centers, L.P.              YES   ☐     NO   ☒

The number of shares outstanding of the Regency Centers Corporation’s common stock was 167,557,086 as of August 2, 2019.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2019, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”, "Regency Centers" or “Regency” means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of June 30, 2019, the Parent Company owned approximately 99.8% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

(in thousands, except share data)

	2019	2018
Assets	(unaudited)
Real estate assets, at cost	$10,878,303	10,863,162
Less: accumulated depreciation	1,656,527	1,535,444
Real estate investments, net	9,221,776	9,327,718
Investments in real estate partnerships	465,495	463,001
Properties held for sale	15,106	60,516
Cash, cash equivalents and restricted cash (including $3,582 and $2,658 of restricted cash at June 30, 2019 and December 31, 2018, respectively)	37,364	45,190
Tenant and other receivables	157,883	172,359
Deferred leasing costs, less accumulated amortization of $104,972 and $101,093 at June 30, 2019 and December 31, 2018, respectively	81,183	84,983
Acquired lease intangible assets, less accumulated amortization of $237,924 and $219,689 at June 30, 2019 and December 31, 2018, respectively	262,553	387,069
Right of use assets, net	295,084	—
Other assets	410,745	403,827
Total assets	$10,947,189	10,944,663
Liabilities and Equity
Liabilities:
Notes payable	$2,994,495	3,006,478
Unsecured credit facilities	683,970	708,734
Accounts payable and other liabilities	188,723	224,807
Acquired lease intangible liabilities, less accumulated amortization of $106,286 and $92,746 at June 30, 2019 and December 31, 2018, respectively	457,667	496,726
Lease liabilities	223,959	—
Tenants’ security, escrow deposits and prepaid rent	45,527	57,750
Total liabilities	4,594,341	4,494,495
Commitments and contingencies	—	—
Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share, 220,000,000 shares authorized; 167,555,322 and 167,904,593 shares issued at June 30, 2019 and December 31, 2018, respectively	1,676	1,679
Treasury stock at cost, 430,536 and 390,163 shares held at June 30, 2019 and December 31, 2018, respectively	(22,536)	(19,834)
Additional paid-in-capital	7,645,065	7,672,517
Accumulated other comprehensive loss	(14,086)	(927)
Distributions in excess of net income	(1,309,278)	(1,255,465)
Total stockholders’ equity	6,300,841	6,397,970
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $23,352 and $20,532 at June 30, 2019 and December 31, 2018, respectively	10,528	10,666
Limited partners’ interests in consolidated partnerships	41,479	41,532
Total noncontrolling interests	52,007	52,198
Total equity	6,352,848	6,450,168
Total liabilities and equity	$10,947,189	10,944,663

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Lease income	$266,236	272,203	$543,539	539,713
Other property income	2,194	2,322	4,176	4,347
Management, transaction, and other fees	7,442	6,887	14,415	14,045
Total revenues	275,872	281,412	562,130	558,105
Operating expenses:
Depreciation and amortization	93,589	89,105	190,783	177,629
Operating and maintenance	42,759	41,851	83,397	84,367
General and administrative	18,717	16,776	40,017	34,382
Real estate taxes	33,506	31,541	67,661	61,967
Other operating expenses	1,533	2,799	2,667	4,432
Total operating expenses	190,104	182,072	384,525	362,777
Other expense (income):
Interest expense, net	37,173	38,074	74,925	74,859
Provision for impairment, net of tax	10,441	12,533	12,113	28,587
Gain on sale of real estate, net of tax	(442)	(1,123)	(16,932)	(1,219)
Early extinguishment of debt	—	11,010	10,591	11,172
Net investment income	(966)	(569)	(3,320)	(602)
Total other expense (income)	46,206	59,925	77,377	112,797
Income from operations before equity in income of investments in real estate partnerships	39,562	39,415	100,228	82,531
Equity in income of investments in real estate partnerships	13,128	9,174	43,955	19,523
Net income	52,690	48,589	144,183	102,054
Noncontrolling interests:
Exchangeable operating partnership units	(109)	(100)	(299)	(212)
Limited partners’ interests in consolidated partnerships	(853)	(648)	(1,710)	(1,342)
Income attributable to noncontrolling interests	(962)	(748)	(2,009)	(1,554)
Net income attributable to common stockholders	$51,728	47,841	$142,174	100,500

Income per common share - basic	$0.31	0.28	$0.85	0.59
Income per common share - diluted	$0.31	0.28	$0.85	0.59

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$52,690	48,589	$144,183	102,054
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(9,227)	4,289	(14,716)	13,794
Reclassification adjustment of derivative instruments included in net income	584	1,415	408	3,553
Unrealized gain (loss) on available-for-sale debt securities	123	44	260	(75)
Other comprehensive (loss) income	(8,520)	5,748	(14,048)	17,272
Comprehensive income	44,170	54,337	130,135	119,326
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	962	748	2,009	1,554
Other comprehensive (loss) income attributable to noncontrolling interests	(529)	195	(889)	678
Comprehensive income attributable to noncontrolling interests	433	943	1,120	2,232
Comprehensive income attributable to the Company	$43,737	53,394	$129,015	117,094

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended June 30, 2019 and 2018

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at March 31, 2018	$1,694	(18,756)	7,746,427	4,764	(1,169,828)	6,564,301	10,847	30,233	41,080	6,605,381
Net income	—	—	—	—	47,841	47,841	100	648	748	48,589
Other comprehensive income	—	—	—	5,553	—	5,553	12	183	195	5,748
Deferred compensation plan, net	—	(512)	511	—	—	(1)	—	—	—	(1)
Restricted stock issued, net of amortization	—	—	4,014	—	—	4,014	—	—	—	4,014
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	103	—	—	103	—	—	—	103
Common stock issued under dividend reinvestment plan	—	—	320	—	—	320	—	—	—	320
Distributions to partners	—	—	—	—	—	—	—	(1,141)	(1,141)	(1,141)
Cash dividends declared:
Common stock/unit ($0.555 per share)	—	—	—	—	(94,031)	(94,031)	(194)	—	(194)	(94,225)
Balance at June 30, 2018	$1,694	(19,268)	7,751,375	10,317	(1,216,018)	6,528,100	10,765	29,923	40,688	6,568,788

Balance at March 31, 2019	$1,675	(21,226)	7,639,353	(6,096)	(1,263,011)	6,350,695	10,641	41,437	52,078	6,402,773
Net income	—	—	—	—	51,728	51,728	109	853	962	52,690
Other comprehensive income	—	—	—	(7,990)	—	(7,990)	(17)	(513)	(530)	(8,520)
Deferred compensation plan, net	—	(1,310)	1,310	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	1	—	3,951	—	—	3,952	—	—	—	3,952
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	94	—	—	94	—	—	—	94
Common stock issued under dividend reinvestment plan	—	—	357	—	—	357	—	—	—	357
Contributions from partners	—	—	—	—	—	—	—	1,001	1,001	1,001
Distributions to partners	—	—	—	—	—	—	—	(1,299)	(1,299)	(1,299)
Cash dividends declared:
Common stock/unit ($0.585 per share)	—	—	—	—	(97,995)	(97,995)	(205)	—	(205)	(98,200)
Balance at June 30, 2019	$1,676	(22,536)	7,645,065	(14,086)	(1,309,278)	6,300,841	10,528	41,479	52,007	6,352,848

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the six months ended June 30, 2019 and 2018

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$1,714	(18,307)	7,873,104	(6,289)	(1,158,170)	6,692,052	10,907	30,095	41,002	6,733,054
Adjustment due to change in accounting policy (note 1)	—	—	—	12	30,889	30,901	—	2	2	30,903
Adjusted balance at January 1, 2018	1,714	(18,307)	7,873,104	(6,277)	(1,127,281)	6,722,953	10,907	30,097	41,004	6,763,957
Net income	—	—	—	—	100,500	100,500	212	1,342	1,554	102,054
Other comprehensive income	—	—	—	16,594	—	16,594	35	643	678	17,272
Deferred compensation plan, net	—	(961)	957	—	—	(4)	—	—	—	(4)
Restricted stock issued, net of amortization	1	—	8,134	—	—	8,135	—	—	—	8,135
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	(6,540)	—	—	(6,540)	—	—	—	(6,540)
Common stock repurchased and retired	(21)	—	(124,968)	—	—	(124,989)	—	—	—	(124,989)
Common stock issued under dividend reinvestment plan	—	—	678	—	—	678	—	—	—	678
Common stock issued, net of issuance costs	—	—	10	—	—	10	—	—	—	10
Distributions to partners	—	—	—	—	—	—	—	(2,159)	(2,159)	(2,159)
Cash dividends declared:
Common stock/unit ($1.11 per share)	—	—	—	—	(189,237)	(189,237)	(389)	—	(389)	(189,626)
Balance at June 30, 2018	$1,694	(19,268)	7,751,375	10,317	(1,216,018)	6,528,100	10,765	29,923	40,688	6,568,788

Balance at December 31, 2018	$1,679	(19,834)	7,672,517	(927)	(1,255,465)	6,397,970	10,666	41,532	52,198	6,450,168
Net income	—	—	—	—	142,174	142,174	299	1,710	2,009	144,183
Other comprehensive income	—	—	—	(13,159)	—	(13,159)	(28)	(861)	(889)	(14,048)
Deferred compensation plan, net	—	(2,702)	2,702	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	3	—	7,901	—	—	7,904	—	—	—	7,904
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	(5,957)	—	—	(5,957)	—	—	—	(5,957)
Common stock repurchased and retired	(6)	—	(32,772)	—	—	(32,778)	—	—	—	(32,778)
Common stock issued under dividend reinvestment plan	—	—	740	—	—	740	—	—	—	740
Contributions from partners	—	—	—	—	—	—	—	1,896	1,896	1,896
Distributions to partners	—	—	—	—	—	—	—	(2,864)	(2,864)	(2,864)
Reallocation of limited partner's interest	—	—	(66)	—	—	(66)	—	66	66	—
Cash dividends declared:
Common stock/unit ($1.17 per share)	—	—	—	—	(195,987)	(195,987)	(409)	—	(409)	(196,396)
Balance at June 30, 2019	$1,676	(22,536)	7,645,065	(14,086)	(1,309,278)	6,300,841	10,528	41,479	52,007	6,352,848

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and 2018

(in thousands)

(unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$144,183	102,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190,783	177,629
Amortization of deferred loan costs and debt premiums	5,911	4,999
(Accretion) and amortization of above and below market lease intangibles, net	(19,496)	(19,326)
Stock-based compensation, net of capitalization	6,989	6,574
Equity in income of investments in real estate partnerships	(43,955)	(19,523)
Gain on sale of real estate, net of tax	(16,932)	(1,219)
Provision for impairment, net of tax	12,113	28,587
Early extinguishment of debt	10,591	11,172
Distribution of earnings from operations of investments in real estate partnerships	25,659	26,711
Settlement of derivative instruments	(5,719)	—
Deferred compensation expense	3,297	544
Realized and unrealized gain on investments	(3,299)	(530)
Changes in assets and liabilities:
Tenant and other receivables	6,975	(3,802)
Deferred leasing costs	(4,782)	(3,404)
Other assets	(7,628)	(6,174)
Accounts payable and other liabilities	(3,292)	(6,052)
Tenants’ security, escrow deposits and prepaid rent	(12,075)	2,666
Net cash provided by operating activities	289,323	300,906
Cash flows from investing activities:
Acquisition of operating real estate	(19,302)	(85,766)
Advance deposits paid on acquisition of operating real estate	(11,000)	(2,025)
Real estate development and capital improvements	(80,032)	(120,579)
Proceeds from sale of real estate investments	83,460	42,508
Collection of notes receivable	—	15,648
Investments in real estate partnerships	(32,970)	(45,451)
Distributions received from investments in real estate partnerships	46,740	2,328
Dividends on investment securities	264	176
Acquisition of investment securities	(11,498)	(11,726)
Proceeds from sale of investment securities	10,828	10,976
Net cash used in investing activities	(13,510)	(193,911)
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(6,148)	(6,755)
Common shares repurchased through share repurchase program	(32,778)	(124,989)
Proceeds from sale of treasury stock	9	99
Distributions to limited partners in consolidated partnerships, net	(968)	(2,159)
Distributions to exchangeable operating partnership unit holders	(409)	(389)
Dividends paid to common stockholders	(195,246)	(188,559)
Repayment of fixed rate unsecured notes	(250,000)	(150,000)
Proceeds from issuance of fixed rate unsecured notes, net	298,983	299,511
Proceeds from unsecured credit facilities	185,000	400,000
Repayment of unsecured credit facilities	(210,000)	(310,000)
Proceeds from notes payable	—	1,740
Repayment of notes payable	(53,530)	(6,199)
Scheduled principal payments	(4,562)	(5,513)
Payment of loan costs	(3,343)	(9,432)
Early redemption costs	(10,647)	(10,491)
Net cash used in financing activities	(283,639)	(113,136)
Net decrease in cash and cash equivalents and restricted cash	(7,826)	(6,141)
Cash and cash equivalents and restricted cash at beginning of the period	45,190	49,381
Cash and cash equivalents and restricted cash at end of the period	$37,364	43,240

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and 2018

(in thousands)

(unaudited)

	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,996 and $4,150 in 2019 and 2018, respectively)	$68,351	66,692
Cash paid for income taxes, net of refunds	$459	290
Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate	$—	9,700
Change in accrued capital expenditures	$9,149	—
Common stock issued by Parent Company for dividend reinvestment plan	$740	678
Stock-based compensation capitalized	$1,105	1,777
Contributions from limited partners in consolidated partnerships, net	$66	—
Common stock issued for dividend reinvestment in trust	$479	415
Contribution of stock awards into trust	$2,397	1,174
Distribution of stock held in trust	$167	524
Change in fair value of debt securities available-for-sale	$260	(89)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

(in thousands, except unit data)

	2019	2018
Assets	(unaudited)
Real estate assets, at cost	$10,878,303	10,863,162
Less: accumulated depreciation	1,656,527	1,535,444
Real estate investments, net	9,221,776	9,327,718
Investments in real estate partnerships	465,495	463,001
Properties held for sale	15,106	60,516
Cash, cash equivalents and restricted cash (including $3,582 and $2,658 of restricted cash at June 30, 2019 and December 31, 2018, respectively)	37,364	45,190
Tenant and other receivables	157,883	172,359
Deferred leasing costs, less accumulated amortization of $104,972 and $101,093 at June 30, 2019 and December 31, 2018, respectively	81,183	84,983
Acquired lease intangible assets, less accumulated amortization of $237,924 and $219,689 at June 30, 2019 and December 31, 2018, respectively	262,553	387,069
Right of use assets, net	295,084	—
Other assets	410,745	403,827
Total assets	$10,947,189	10,944,663
Liabilities and Capital
Liabilities:
Notes payable	$2,994,495	3,006,478
Unsecured credit facilities	683,970	708,734
Accounts payable and other liabilities	188,723	224,807
Acquired lease intangible liabilities, less accumulated amortization of $106,286 and $92,746 at June 30, 2019 and December 31, 2018, respectively	457,667	496,726
Lease liabilities	223,959	—
Tenants’ security, escrow deposits and prepaid rent	45,527	57,750
Total liabilities	4,594,341	4,494,495
Commitments and contingencies	—	—
Capital:
Partners’ capital:
General partner; 167,555,322 and 167,904,593 units outstanding at June 30, 2019 and December 31, 2018, respectively	6,314,927	6,398,897
Limited partners; 349,902 units outstanding at June 30, 2019 and December 31, 2018	10,528	10,666
Accumulated other comprehensive (loss)	(14,086)	(927)
Total partners’ capital	6,311,369	6,408,636
Noncontrolling interest: Limited partners’ interests in consolidated partnerships	41,479	41,532
Total capital	6,352,848	6,450,168
Total liabilities and capital	$10,947,189	10,944,663

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Lease income	$266,236	272,203	$543,539	539,713
Other property income	2,194	2,322	4,176	4,347
Management, transaction, and other fees	7,442	6,887	14,415	14,045
Total revenues	275,872	281,412	562,130	558,105
Operating expenses:
Depreciation and amortization	93,589	89,105	190,783	177,629
Operating and maintenance	42,759	41,851	83,397	84,367
General and administrative	18,717	16,776	40,017	34,382
Real estate taxes	33,506	31,541	67,661	61,967
Other operating expenses	1,533	2,799	2,667	4,432
Total operating expenses	190,104	182,072	384,525	362,777
Other expense (income):
Interest expense, net	37,173	38,074	74,925	74,859
Provision for impairment, net of tax	10,441	12,533	12,113	28,587
Gain on sale of real estate, net of tax	(442)	(1,123)	(16,932)	(1,219)
Early extinguishment of debt	—	11,010	10,591	11,172
Net investment income	(966)	(569)	(3,320)	(602)
Total other expense (income)	46,206	59,925	77,377	112,797
Income from operations before equity in income of investments in real estate partnerships	39,562	39,415	100,228	82,531
Equity in income of investments in real estate partnerships	13,128	9,174	43,955	19,523
Net income	52,690	48,589	144,183	102,054
Limited partners’ interests in consolidated partnerships	(853)	(648)	(1,710)	(1,342)
Net income attributable to common unit holders	$51,837	47,941	$142,473	100,712

Income per common unit - basic	$0.31	0.28	$0.85	0.59
Income per common unit - diluted	$0.31	0.28	$0.85	0.59

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$52,690	48,589	$144,183	102,054
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(9,227)	4,289	(14,716)	13,794
Reclassification adjustment of derivative instruments included in net income	584	1,415	408	3,553
Unrealized gain (loss) on available-for-sale debt securities	123	44	260	(75)
Other comprehensive (loss) income	(8,520)	5,748	(14,048)	17,272
Comprehensive income	44,170	54,337	130,135	119,326
Less: comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	853	648	1,710	1,342
Other comprehensive (loss) income attributable to noncontrolling interests	(512)	183	(861)	643
Comprehensive income attributable to noncontrolling interests	341	831	849	1,985
Comprehensive income attributable to the Partnership	$43,829	53,506	$129,286	117,341

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended June 30, 2019 and 2018

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at March 31, 2018	$6,559,537	10,847	4,764	6,575,148	30,233	6,605,381
Net income	47,841	100	—	47,941	648	48,589
Other comprehensive loss	—	12	5,553	5,565	183	5,748
Deferred compensation plan, net	(1)	—	—	(1)	—	(1)
Distributions to partners	(94,031)	(194)	—	(94,225)	(1,141)	(95,366)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	4,014	—	—	4,014	—	4,014
Common units issued as a result of common stock issued by Parent Company, net of repurchases	423	—	—	423	—	423
Balance at June 30, 2018	$6,517,783	10,765	10,317	6,538,865	29,923	6,568,788

Balance at March 31, 2019	$6,356,791	10,641	(6,096)	6,361,336	41,437	6,402,773
Net income	51,728	109	—	51,837	853	52,690
Other comprehensive income	—	(17)	(7,990)	(8,007)	(513)	(8,520)
Contributions from partners	—	—	—	—	1,001	1,001
Distributions to partners	(97,995)	(205)	—	(98,200)	(1,299)	(99,499)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	3,952	—	—	3,952	—	3,952
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	451	—	—	451	—	451
Balance at June 30, 2019	$6,314,927	10,528	(14,086)	6,311,369	41,479	6,352,848

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the six months ended June 30, 2019 and 2018

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2017	$6,698,341	10,907	(6,289)	6,702,959	30,095	6,733,054
Adjustment due to change in accounting policy (note 1)	30,889	—	12	30,901	2	30,903
Adjusted balance at January 1, 2018	6,729,230	10,907	(6,277)	6,733,860	30,097	6,763,957
Net income	100,500	212	—	100,712	1,342	102,054
Other comprehensive income	—	35	16,594	16,629	643	17,272
Deferred compensation plan, net	(4)	—	—	(4)	—	(4)
Distributions to partners	(189,237)	(389)	—	(189,626)	(2,159)	(191,785)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	8,135	—	—	8,135	—	8,135
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(124,989)	—	—	(124,989)	—	(124,989)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	(5,852)	—	—	(5,852)	—	(5,852)
Balance at June 30, 2018	$6,517,783	10,765	10,317	6,538,865	29,923	6,568,788

Balance at December 31, 2018	$6,398,897	10,666	(927)	6,408,636	41,532	6,450,168
Net income	142,174	299	—	142,473	1,710	144,183
Other comprehensive loss	—	(28)	(13,159)	(13,187)	(861)	(14,048)
Contributions from partners	—	—	—	—	1,896	1,896
Distributions to partners	(195,987)	(409)	—	(196,396)	(2,864)	(199,260)
Reallocation of limited partner's interest	(66)	—	—	(66)	66	—
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	7,904	—	—	7,904	—	7,904
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(32,778)	—	—	(32,778)	—	(32,778)
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	(5,217)	—	—	(5,217)	—	(5,217)
Balance at June 30, 2019	$6,314,927	10,528	(14,086)	6,311,369	41,479	6,352,848

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and 2018

(in thousands)

(unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$144,183	102,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190,783	177,629
Amortization of deferred loan costs and debt premiums	5,911	4,999
(Accretion) and amortization of above and below market lease intangibles, net	(19,496)	(19,326)
Stock-based compensation, net of capitalization	6,989	6,574
Equity in income of investments in real estate partnerships	(43,955)	(19,523)
Gain on sale of real estate, net of tax	(16,932)	(1,219)
Provision for impairment, net of tax	12,113	28,587
Early extinguishment of debt	10,591	11,172
Distribution of earnings from operations of investments in real estate partnerships	25,659	26,711
Settlement of derivative instruments	(5,719)	—
Deferred compensation expense	3,297	544
Realized and unrealized gain on investments	(3,299)	(530)
Changes in assets and liabilities:
Tenant and other receivables	6,975	(3,802)
Deferred leasing costs	(4,782)	(3,404)
Other assets	(7,628)	(6,174)
Accounts payable and other liabilities	(3,292)	(6,052)
Tenants’ security, escrow deposits and prepaid rent	(12,075)	2,666
Net cash provided by operating activities	289,323	300,906
Cash flows from investing activities:
Acquisition of operating real estate	(19,302)	(85,766)
Advance deposits paid on acquisition of operating real estate	(11,000)	(2,025)
Real estate development and capital improvements	(80,032)	(120,579)
Proceeds from sale of real estate investments	83,460	42,508
Issuance of notes receivable	—	15,648
Investments in real estate partnerships	(32,970)	(45,451)
Distributions received from investments in real estate partnerships	46,740	2,328
Dividends on investment securities	264	176
Acquisition of investment securities	(11,498)	(11,726)
Proceeds from sale of investment securities	10,828	10,976
Net cash used in investing activities	(13,510)	(193,911)
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(6,148)	(6,755)
Common units repurchased through share repurchase program	(32,778)	(124,989)
Proceeds from sale of treasury stock	9	99
Distributions to limited partners in consolidated partnerships, net	(968)	(2,159)
Distributions to partners	(195,655)	(188,948)
Repayment of fixed rate unsecured notes	(250,000)	(150,000)
Proceeds from issuance of fixed rate unsecured notes, net	298,983	299,511
Proceeds from unsecured credit facilities	185,000	400,000
Repayment of unsecured credit facilities	(210,000)	(310,000)
Proceeds from notes payable	—	1,740
Repayment of notes payable	(53,530)	(6,199)
Scheduled principal payments	(4,562)	(5,513)
Payment of loan costs	(3,343)	(9,432)
Early redemption costs	(10,647)	(10,491)
Net cash used in financing activities	(283,639)	(113,136)
Net decrease in cash and cash equivalents and restricted cash	(7,826)	(6,141)
Cash and cash equivalents and restricted cash at beginning of the period	45,190	49,381
Cash and cash equivalents and restricted cash at end of the period	$37,364	43,240

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and 2018

(in thousands)

(unaudited)

	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,996 and $4,150 in 2019 and 2018, respectively)	$68,351	66,692
Cash paid for income taxes, net of refunds	$459	290
Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate	$—	9,700
Change in accrued capital expenditures	$9,149	—
Common stock issued by Parent Company for dividend reinvestment plan	$740	678
Stock-based compensation capitalized	$1,105	1,777
Contributions from limited partners in consolidated partnerships, net	$66	—
Common stock issued for dividend reinvestment in trust	$479	415
Contribution of stock awards into trust	$2,397	1,174
Distribution of stock held in trust	$167	524
Change in fair value of debt securities available-for-sale	$260	(89)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

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

As of June 30, 2019, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 304 properties and held partial interests in an additional 117 properties through unconsolidated investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

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

Ownership of the Operating Partnership

The Operating Partnership’s capital includes general and limited common Partnership Units. As of June 30, 2019, the Parent Company owned approximately 99.8% of the outstanding common Partnership Units of the Operating Partnership with the remaining limited common Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). The EOP units are exchangeable for cash or one share of common stock of the Parent Company, at the discretion of the Parent Company, and the unit holder cannot require redemption in cash or other assets.  The Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company’s only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

Real Estate Partnerships

As of June 30, 2019, Regency had a partial ownership interest in 129 properties through partnerships, of which 12 are consolidated. Regency's partners include institutional investors, other real estate developers and/or operators, and individual parties who had a role in Regency sourcing transactions for development and investment (the "Partners" or "limited partners"). Regency has a variable interest in these entities through its equity interests, with Regency the primary beneficiary in certain of these real estate partnerships. As such, Regency consolidates the partnerships for which it is the primary beneficiary and reports the limited partners’ interests as noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not control, but has significant influence, Regency recognizes its investment in them using the equity method of accounting.

The assets of these partnerships are restricted to the use of the partnerships and cannot be used by general creditors of the Company. And similarly, the obligations of the partnerships can only be settled by the assets of these partnerships.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

The major classes of assets, liabilities, and non-controlling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	June 30, 2019	December 31, 2018
Assets
Net real estate investments	$116,894	112,085
Cash, cash equivalents and restricted cash	4,022	7,309
Liabilities
Notes payable	17,657	18,432
Equity
Limited partners’ interests in consolidated partnerships	31,058	30,280

Leases

Lease Income and Tenant Receivables

The Company leases space to tenants under agreements with varying terms that generally provide for fixed payments of base rent, with designated increases over the term of the lease. Some of the lease agreements contain provisions that provide for additional rents based on tenants' sales volume ("percentage rent"). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Additionally, most lease agreements contain provisions for reimbursement of the tenants' share of actual real estate taxes, insurance and common area maintenance (“CAM”) costs (collectively "Recoverable Costs") incurred.

Lease terms generally range from three to seven years for tenant space under 10,000 square feet (“Shop Space”) and in excess of five years for spaces greater than 10,000 square feet (“Anchor Tenants”). Many leases also provide the option for the tenants to extend their lease beyond the initial term of the lease. If a tenant does not exercise its option or otherwise negotiate to renew, the lease expires and the lease contains an obligation for the tenant to relinquish its space so it can be leased to a new tenant.  This generally involves some level of cost to prepare the space for re-leasing, which is capitalized and depreciated over the shorter of the life of the subsequent lease or the life of the improvement.

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

The Company's existing leases were not re-evaluated and continue to be classified as operating leases, as per the practical expedient package elected above. New and modified leases will now require evaluation of specific classification criteria, which, based on the customary terms of the Company's leases, should continue to be classified as operating leases. However, certain longer-term leases (both lessee and lessor leases) may be classified as direct financing or sales type leases, which may result in selling profit and an accelerated pattern of earnings recognition.  On June 30, 2019, all of the Company’s leases were classified as operating leases.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

CAM is a non-lease component of the lease contract under Topic 842, and therefore would be accounted for under Topic 606, Revenue from Contracts with Customers, and presented separate from Lease income in the Consolidated Statements of Operations, based on an allocation of the overall contract price, which is not necessarily the amount that would be billable to the tenants for CAM reimbursements per the terms of the lease contract. As the timing and pattern of providing the CAM service to the tenant is the same as the timing and pattern of the tenants' use of the underlying lease asset, the Company elected, as part of a practical expedient referred to above, to combine CAM with the remaining lease components, along with tenants' reimbursement of real estate taxes and insurance, and recognize them together as Lease income in the accompanying Consolidated Statements of Operations.

Lease income for operating leases with fixed payment terms is recognized on a straight-line basis over the expected term of the lease for all leases for which collectibility is considered probable at the commencement date. At lease commencement, the Company generally expects that collectibility is probable due to the Company’s credit checks on tenants and other creditworthiness analysis undertaken before entering into a new lease; therefore, income from most operating leases is initially recognized on a straight-line basis. For operating leases in which collectibility of Lease income is not considered probable, Lease income is recognized on a cash basis and all previously recognized uncollectible Lease income is reversed in the period in which the Lease income is determined not to be probable of collection.  In addition to the lease-specific collectability assessment performed under Topic 842, the Company also recognizes a general reserve, as a reduction to Lease income, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical collection experience.

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

Lease Obligations

The Company has certain properties within its consolidated real estate portfolio that are either partially or completely on land subject to ground leases with third parties, which are all classified as operating leases. Accordingly, the Company owns only a long-term leasehold or similar interest in these properties. The building and improvements constructed on the leased land are capitalized as Real estate assets in the accompanying Consolidated Balance Sheets and depreciated over the shorter of the useful life of the improvements or the lease term.

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

The ground and office lease expenses continue to be recognized on a straight line basis over the term of the leases, including management's estimate of expected option renewal periods. For ground leases, the Company generally assumes it will exercise options through the latest option date of that shopping center's anchor tenant lease.  See Note 7, Leases, for additional disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

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

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Timing of satisfaction of performance obligations	2019	2018	2019	2018
Other property income	Point in time	$2,194	2,322	$4,176	4,347
Management, transaction and other fees
Property management services	Over time	3,665	3,652	7,428	7,420
Asset management services	Over time	1,760	1,804	3,538	3,507
Leasing services	Point in time	705	1,072	1,463	1,757
Other transaction fees	Point in time	1,312	359	1,986	1,361
Total management, transaction, and other fees		$7,442	6,887	$14,415	14,045

The accounts receivable for the above Other property income and management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $11.0 million and $12.5 million, as of June 30, 2019 and December 31, 2018, respectively.

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

June 30, 2019

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

Leases (Topic 842) and related updates:

ASU 2016-02, February 2016, Leases (Topic 842)

ASU 2018-10, July 2018: Codification Improvements to Topic 842, Leases

ASU 2018-11, July 2018, Leases (Topic 842): Targeted Improvements

ASU 2018-20, December 2018, Leases (Topic 842) : Narrow-Scope Improvements for Lessors

ASU 2019-01, March 2019,   Leases (Topic 842) : Codification Improvements

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

Previous capitalization of internal leasing costs was $6.5 million during the year ended December 31, 2018.

Previous capitalization of legal costs was $1.6 million during the year ended December 31, 2018, including our pro rata share recognized through Equity in income of investments in real estate partnerships.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

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

See Leases section of Note 1 for disclosure of collectibility policy over lease receivables from operating leases.

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

Early adoption of the standard is permitted.

		January 2020	The Company is currently evaluating the accounting standard, but does not expect the adoption to have a material impact on its financial position, results of operations, or cash flows.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

2.	Real Estate Investments

The following tables detail the shopping centers acquired or land acquired or leased for development or redevelopment:

(in thousands)		Six months ended June 30, 2019
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/8/19	Pablo Plaza (1)	Jacksonville, FL	Operating	100%	$600	—	—	—
2/8/19	Melrose Market	Seattle, WA	Operating	100%	15,515	—	941	358
6/18/19	The Field at Commonwealth Ph II (2)	Chantilly, VA	Development	100%	4,083	—	—	—
6/21/19	Culver Public Market	Culver City, CA	Development	100%	1,279	—	—	—
6/28/19	6401 Roosevelt	Seattle, WA	Operating	100%	3,550	—	—	—
Total property acquisitions					$25,027	—	941	358

(1) The Company purchased a .17 acre land parcel adjacent to the Company's existing operating Pablo Plaza for redevelopment.

(2) The Company purchased The Field at Commonwealth Ph II, which is land adjacent to an existing operating property, for future development.

Subsequent to the balance sheet date, on July 1, 2019, the Company acquired a 100% interest in a 258,000 SF retail operating property, The Pruneyard, in Campbell, CA for a purchase price of $212.5 million.

(in thousands)		Six months ended June 30, 2018
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/2/18	Ballard Blocks I	Seattle, WA	Operating	49.9%	$54,500	—	3,668	2,350
1/2/18	Ballard Blocks II	Seattle, WA	Development	49.9%	4,000	—	—	—
1/5/18	Metuchen	Metuchen, NJ	Operating	20%	33,830	—	3,147	1,905
1/10/18	Hewlett Crossing I & II	Hewlett, NY	Operating	100%	30,900	9,700	3,114	1,868
4/3/18	Rivertowns Square	Dobby Ferry, NY	Operating	100%	68,933	—	4,993	5,554
5/18/18	Crossroads Commons II	Boulder, CO	Operating	20%	10,500	—	447	769
Total property acquisitions					$202,663	9,700	15,369	12,446

3.	Property Dispositions

Dispositions

The following table provides a summary of consolidated shopping centers and land parcels disposed of during the periods set forth below:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except number sold data)	2019	2018	2019	2018
Net proceeds from sale of real estate investments	$927	38,781	$83,460	42,008
Gain on sale of real estate, net of tax	442	1,123	16,932	1,219
Provision for impairment of real estate sold	(6)	2,974	1,666	3,348
Number of operating properties sold	-	3	4	4
Number of land parcels sold	1	3	3	3
Percent interest sold	100%	100%	100%	100%

At June 30, 2019, the Company also had one property classified within Properties held for sale on the Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets:

(in thousands)	June 30, 2019	December 31, 2018
Goodwill, net	$313,180	314,143
Investments	45,244	41,287
Prepaid and other	35,595	17,937
Derivative assets	4,367	17,482
Furniture, fixtures, and equipment, net	6,590	6,127
Deferred financing costs, net	5,769	6,851
Total other assets	$410,745	403,827

The following table presents the goodwill balances and activity during the year to date periods ended:

	June 30, 2019			December 31, 2018
(in thousands)	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$316,858	(2,715)	314,143	$331,884	—	331,884
Goodwill additions	—	—	—	500	—	500
Goodwill allocated to Provision for impairment	—	(963)	(963)	—	(12,628)	(12,628)
Goodwill allocated to Properties held for sale	—	—	—	(1,159)	—	(1,159)
Goodwill associated with disposed reporting units:
Goodwill allocated to Provision for impairment	(1,779)	1,779	—	(9,913)	9,913	—
Goodwill allocated to Gain on sale of real estate	(527)	527	—	(4,454)	—	(4,454)
End of period balance	$314,552	(1,372)	313,180	$316,858	(2,715)	314,143

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
5.	Notes Payable and Unsecured Credit Facilities

The Company’s outstanding debt consisted of the following:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	June 30, 2019	December 31, 2018
Notes payable:
Fixed rate mortgage loans	4.5%	4.0%	$344,963	403,306
Variable rate mortgage loans (1)	3.5%	3.6%	127,018	127,850
Fixed rate unsecured public and private debt	4.0%	4.4%	2,522,514	2,475,322
Total notes payable			2,994,495	3,006,478
Unsecured credit facilities:
Line of Credit (the "Line") (2)	3.4%	3.6%	120,000	145,000
Term loans	2.4%	2.5%	563,970	563,734
Total unsecured credit facilities			683,970	708,734
Total debt outstanding			$3,678,465	3,715,212

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

June 30, 2019

Significant financing activity during 2019 includes:

•

On March 6, 2019, the Company issued $300 million of 4.65% senior unsecured public notes, which priced at 99.661%, and mature in March 2049. The net proceeds of the offering were used to repay in full its outstanding $250 million 4.8% notes due April 15, 2021, including a make-whole premium of approximately $9.6 million and accrued interest, with the remaining proceeds used toward repaying in full two mortgages totaling $52.7 million with interest rates ranging between 6.25% and 7.25%, including a prepayment premium of $1 million.

As of June 30, 2019, scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	June 30, 2019
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2019 (2)	$4,924	—	—	4,924
2020	11,287	39,074	300,000	350,361
2021	11,599	76,251	—	87,850
2022	11,798	5,848	685,000	702,646
2023	10,077	59,375	—	69,452
Beyond 5 Years	27,013	209,846	2,250,000	2,486,859
Unamortized debt premium/(discount) and issuance costs	—	4,890	(28,517)	(23,627)
Total	$76,698	395,284	3,206,483	3,678,465

(1) Includes unsecured public and private debt and unsecured credit facilities.

(2) Reflects scheduled principal payments for the remainder of the year.

The Company was in compliance as of June 30, 2019 with the financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities.
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

June 30, 2019

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

						Fair Value
(in thousands)						Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Counterparty Pays Variable Rate of	Regency Pays Fixed Rate of		June 30, 2019	December 31, 2018
12/6/18	6/28/19	$250,000	30 year U.S. Treasury	3.147%	(2)	$—	(5,491)
4/3/17	12/2/20	300,000	1 Month LIBOR with Floor	1.824%		(240)	3,759
8/1/16	1/5/22	265,000	1 Month LIBOR with Floor	1.053%		3,975	10,838
4/7/16	4/1/23	19,942	1 Month LIBOR	1.303%		217	880
12/1/16	11/1/23	33,000	1 Month LIBOR	1.490%		175	1,376
6/2/17	6/2/27	37,452	1 Month LIBOR with Floor	2.366%		(1,379)	629
						$2,748	11,991

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

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of June 30, 2019, does not have any derivatives that are not designated as hedges. The Company has master netting agreements; however, the Company does not have multiple derivatives subject to a single master netting agreement with the same counterparties. Therefore, none are offset in the accompanying Consolidated Balance Sheets.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
(in thousands)	2019	2018		2019	2018		2019	2018
Interest rate swaps	$(9,227)	4,289	Interest expense	$584	1,415	Interest expense, net	$37,173	38,074

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
(in thousands)	2019	2018		2019	2018		2019	2018
Interest rate swaps	$(14,716)	13,794	Interest expense	$408	3,553	Interest expense, net	$74,925	74,859

As of June 30, 2019, the Company expects approximately $5.3 million of net deferred losses on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months. Included in the reclassification is $6.5 million related to previously settled swaps on the Company's ten and thirty year fixed rate unsecured debt.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

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

The following table provides a disaggregation of lease income recognized under ASC Topic 842, Leases, as either fixed or variable lease income based on the criteria specified in ASC 842:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease income
Fixed and in-substance fixed lease income	$197,413	399,291
Variable lease income	62,610	125,445
Other lease related income, net
Above/below market rent amortization	6,793	20,247
Uncollectible amounts in lease income	(580)	(1,444)
Total lease income	$266,236	543,539

Future minimum rents under non-cancelable operating leases, excluding variable lease payments, are as follows:

	Future Minimum Rents as of (in thousands)
Year Ending December 31,	June 30, 2019		December 31, 2018
2019	$389,051	(1)	761,151
2020	735,879		693,848
2021	653,515		608,587
2022	561,918		516,369
2023	460,749		414,424
Thereafter	1,841,436		1,691,203
Total	$4,642,548		4,685,582

(1) The future minimum rental income for 2019 as of June 30, 2019 includes amounts due between July 1, 2019 and December 31, 2019.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

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

In addition, the Company has non-cancelable operating leases pertaining to office space from which it conducts its business. Office leases expire through the year 2029, and in many cases, provide for renewal options.

The ground and office lease expense is recognized on a straight line basis over the term of the leases, including management's estimate of expected option renewal periods. Operating lease expense under the Company's ground and office leases was as follows, including straight line rent expense and variable lease expenses such as CPI increases, percentage rent and reimbursements of landlord costs:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease expense
Ground leases	$3,528	7,200
Office leases	1,064	2,106
Total fixed operating lease expense	4,592	9,306
Variable lease expense
Ground leases	444	873
Office leases	131	274
Total variable lease expense	575	1,147
Total Lease Expense	$5,167	10,453
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$3,721	7,412

Operating lease expense under the Company's ground and office leases was $5.2 million and $5.0 million during the three months ended June 30, 2019 and 2018, respectively, and $10.5 million and $9.2 million during the six months ended June 30, 2019 and 2018, respectively, which includes fixed and variable rent expense.

The following table summarizes the undiscounted future cash flows by year attributable to the operating lease liabilities under ground and office leases as of June 30, 2019, and provides a reconciliation to the Lease liability included in the accompanying Consolidated Balance Sheets:

	Lease liabilities (in thousands)
Year Ending December 31,	Ground Leases	Office Leases	Total
2019 (1)	$5,336	2,522	7,858
2020	10,706	4,976	15,682
2021	10,674	3,863	14,537
2022	10,698	2,893	13,591
2023	10,914	2,188	13,102
Thereafter	564,081	5,955	570,036
Total undiscounted lease liabilities	$612,409	22,397	634,806
Present value discount	(408,464)	(2,383)	(410,847)
Lease liabilities	$203,945	20,014	223,959
Weighted average discount rate	5.2%	4.0%
Weighted average remaining term	49.6 years	5.7 years

(1) The undiscounted lease liability maturities shown for 2019 are as of June 30, 2019, and includes amounts due between July 1, 2019 and December 31, 2019.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

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

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	June 30, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$2,994,495	3,175,311	$3,006,478	2,961,769
Unsecured credit facilities	$683,970	685,705	$708,734	710,902

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of June 30, 2019 and December 31, 2018, respectively. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment income in the accompanying Consolidated Statements of Operations, and include unrealized gains of $525,000 and $291,000, during the three months ended June 30, 2019 and 2018, respectively, and unrealized gains of $2.7 million and unrealized losses of $93,000 for the six months ended June 30, 2019 and 2018, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$37,093	37,093	—	—
Available-for-sale debt securities	8,151	—	8,151	—
Interest rate derivatives	4,367	—	4,367	—
Total	$49,611	37,093	12,518	—
Liabilities:
Interest rate derivatives	$(1,619)	—	(1,619)	—

	Fair Value Measurements as of December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$33,354	33,354	—	—
Available-for-sale debt securities	7,933	—	7,933	—
Interest rate derivatives	17,482	—	17,482	—
Total	$58,769	33,354	25,415	—
Liabilities:
Interest rate derivatives	$(5,491)	—	(5,491)	—

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis:

	Fair Value Measurements as of June 30, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
Operating properties	$41,976	—	41,976	—	$(10,447)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

	Fair Value Measurements as of December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
Operating properties	$42,760	—	42,760	—	$(6,579)

During six months ended June 30, 2019, the Company impaired two properties, one of which is classified as held and used while the other is classified as held for sale, based on the expected selling prices.

During the year-ended December 31, 2018, the Company impaired three properties, classified as held for sale, based on the expected selling prices. Two of these three properties have been sold and the third continues to be classified as held for sale in the accompanying Consolidated Balance Sheets.
9.	Equity and Capital

Common Stock of the Parent Company

At the Market ("ATM") Program

Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. There were no shares issued under the ATM equity program during the six months ended June 30, 2019 and 2018. As of June 30, 2019, all $500 million of common stock remained available for issuance under this ATM equity program.

Share Repurchase Program

On February 5, 2019, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is set to expire on February 4, 2020. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the Board. Through June 30, 2019, no shares have been repurchased under this new program.

The Company settled, in January 2019, 563,229 shares, which were repurchased in December 2018 under a previously active repurchase program, for $32.8 million at an average price of $58.17 per share. The program closed in February 2019.

Common Units of the Operating Partnership

Common units of the operating partnership are issued or redeemed and retired for each of the shares of Parent Company common stock issued or repurchased and retired, as described above.

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The following tables present changes in the balances of each component of AOCI:

	Controlling Interests			Noncontrolling Interests	Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	Cash Flow Hedges	AOCI
Balance as of December 31, 2018	$(805)	(122)	(927)	189	(738)
Other comprehensive loss before reclassifications	(13,874)	260	(13,614)	(842)	(14,456)
Amounts reclassified from AOCI (1)	455	—	455	(47)	408
Current period other comprehensive loss, net	(13,419)	260	(13,159)	(889)	(14,048)
Balance as of June 30, 2019	$(14,224)	138	(14,086)	(700)	(14,786)

(1) Amounts reclassified from AOCI into income are presented within Interest expense, net in the Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

	Controlling Interests			Noncontrolling Interests	Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	Cash Flow Hedges	AOCI
Balance as of December 31, 2017	$(6,262)	(27)	(6,289)	(112)	(6,401)
Opening adjustment due to change in accounting policy (2)	12	—	12	2	14
Adjusted balance as of January 1, 2018	(6,250)	(27)	(6,277)	(110)	(6,387)
Other comprehensive income before reclassifications	13,156	(75)	13,081	638	13,719
Amounts reclassified from AOCI (1)	3,513	—	3,513	40	3,553
Current period other comprehensive income, net	16,669	(75)	16,594	678	17,272
Balance as of June 30, 2018	$10,419	(102)	10,317	568	10,885

(1) Amounts reclassified from AOCI into income are presented within Interest expense, net in the Consolidated Statement of Operations.

(2) Upon adoption of ASU 2017-12, the Company recognized the immaterial adjustment to opening retained earnings and AOCI for previously recognized hedge ineffectiveness from off-market hedges, as further discussed in note 1.
10.	Stock-Based Compensation

During the six months ended June 30, 2019, the Company granted 253,237 shares of restricted stock with a weighted-average grant-date fair value of $65.12 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations.
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

The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

(in thousands)	June 30, 2019	December 31, 2018	Location in Consolidated Balance Sheets
Assets:
Securities	$35,189	31,351	Other assets
Liabilities:
Deferred compensation obligation	$35,049	31,166	Accounts payable and other liabilities

12.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Income from operations attributable to common stockholders - basic	$51,728	47,841	$142,174	100,500
Income from operations attributable to common stockholders - diluted	$51,728	47,841	$142,174	100,500
Denominator:
Weighted average common shares outstanding for basic EPS	167,536	169,424	167,488	170,056
Weighted average common shares outstanding for diluted EPS (1)	167,962	169,682	167,877	170,291
Income per common share – basic	$0.31	0.28	$0.85	0.59
Income per common share – diluted	$0.31	0.28	$0.85	0.59

(1) Includes the dilutive impact of unvested restricted stock using the treasury stock method.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding for both the three and six months ended June 30, 2019 and 2018 were 349,902 for both periods.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Income from operations attributable to common unit holders - basic	$51,837	47,941	$142,473	100,712
Income from operations attributable to common unit holders - diluted	$51,837	47,941	$142,473	100,712
Denominator:
Weighted average common units outstanding for basic EPU	167,886	169,774	167,838	170,406
Weighted average common units outstanding for diluted EPU (1)	168,312	170,032	168,227	170,641
Income per common unit – basic	$0.31	0.28	$0.85	0.59
Income per common unit – diluted	$0.31	0.28	$0.85	0.59

(1) Includes the dilutive impact of unvested restricted stock using the treasury stock method.
13.	Commitments and Contingencies

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

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of June 30, 2019 and December 31, 2018, the Company had $12.6 million and $9.4 million, respectively in letters of credit outstanding.

Purchase Commitments

The Company enters into purchase and sale agreements to buy or sell real estate assets in the normal course of business, which generally provide limited recourse if either party ends the contract.  At June 30, 2019, the Company has an agreement related to its Town and Country Center in Los Angeles, CA (“the Center”) that provides an option for the seller to require the Company to purchase up to an additional 81.63% ownership interest in the center by December 2019. The Company currently expects to be required to purchase an additional 16.63% interest by that date for approximately $17.1 million.

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

•

Fixed Charge Coverage Ratio is defined as Operating EBITDA re divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders plus dividends paid to our preferred stockholders.

•

NAREIT EBITDAre is a measure of REIT performance, which the National Association of Real Estate Investment Trusts ("NAREIT") defines as net income, computed in accordance with GAAP, excluding (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) gains on sales of real estate, (v) impairments of real estate, and (vi) adjustments to reflect the Company's share of unconsolidated partnerships and joint ventures.

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

•

Net Operating Income ("NOI") is the sum of base rent, percentage rent, recoveries from tenants, other lease income, and other property income, less operating and maintenance expenses, real estate taxes, ground rent, and uncollectible lease income / provision for doubtful accounts. NOI excludes straight-line rental income and expense, above and below market rent and ground rent amortization, tenant lease inducement amortization, and other fees. The Company also provides disclosure of NOI excluding termination fees, which excludes both termination fee income and expenses.

•

A Non-Same Property is a property acquired, sold, or a Development Completion during either calendar year period being compared. Non-retail properties and corporate activities, including the captive insurance program, are part of Non-Same Property.

•

Operating EBITDAre (previously Adjusted EBITDA) begins with the NAREIT EBITDA re and excludes certain non-cash components of earnings derived from above and below market rent amortization and straight-line rents.

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

o

The amounts shown on the individual line items were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting or allocating noncontrolling interests, and do not necessarily represent our legal claim to the assets and liabilities, or the revenues and expenses; and

o	Other companies in our industry may calculate their pro-rata interest differently, limiting the comparability of pro-rata information.

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

Overview of Our Strategy

Regency Centers Corporation began its operations as a publicly-traded REIT in 1993, and, as of June 30, 2019, had full or partial ownership interests in 421 retail properties primarily anchored by market leading grocery stores. Our properties are principally located in affluent and infill trade areas of the United States, and contain 52.7 million square feet ("SF") of gross leasable area ("GLA"). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P., our wholly-owned subsidiaries, and through our co-investment partnerships.

As of June 30, 2019, the Parent Company owns approximately 99.8% of the outstanding common partnership units of the Operating Partnership.

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

Executing on our Strategy

During the six months ended June 30, 2019:

We had Net income attributable to common stockholders of $142.2 million as compared to $100.5 million during the six months ended June 30, 2019 and 2018, respectively.

We sustained same property NOI growth:

•	We achieved pro-rata same property NOI growth, excluding termination fees, of 2.1%.
•	We executed 740 leasing transactions representing 2.9 million pro-rata SF of new and renewal leasing, with trailing twelve month rent spreads of 8.9% on comparable retail operating property spaces.
•	At June 30, 2019, our total property portfolio was 94.7% leased, while our same property portfolio was 95.1% leased.

We continued our development and redevelopment of high quality shopping centers at attractive returns on investment:

•	We started a new development representing a total pro-rata project investment of $27.3 million upon completion with a projected return on investment of 6.0%.
•	We started six redevelopments representing a total pro-rata project investment of $76.6 million upon completion, with a weighted average projected return on investment of 8.4%.
•	Including these projects, a total of 23 properties were in the process of development or redevelopment, representing a pro-rata investment upon completion of $473.8 million.
•	We completed one new development representing a total pro-rata project investment of $17.1 million, with a return on investment of 8.2%.
•	We completed two redevelopments representing a total pro-rata project investment of $3.8 million, with a weighted average return on investment of 5.8%.

We maintained a conservative balance sheet providing financial flexibility to cost effectively fund investment opportunities and debt maturities:

o

On March 6, 2019, we issued $300 million of 4.65% senior unsecured public notes, which priced at 99.661%, and mature in March 2049. The net proceeds of the offering were used to repay in full our outstanding $250 million 4.8% notes due April 15, 2021, including a make-whole premium of approximately $9.6 million and accrued interest, with the remaining proceeds used toward repaying in full two mortgages for $52.7 million with interest rates ranging between 6.25% and 7.25%, including a prepayment premium of $1 million.

•	At June 30, 2019, our annualized net debt-to-operating EBITDAre ratio on a pro-rata basis was 5.3x.

Property Portfolio

The following table summarizes general information related to the Consolidated Properties in our portfolio:

(GLA in thousands)	June 30, 2019	December 31, 2018
Number of Properties	304	305
Properties in Development	6	6
GLA	37,485	37,946
% Leased – Operating and Development	94.6%	95.5%
% Leased – Operating	94.8%	95.9%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$22.13	$21.51

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our portfolio:

(GLA in thousands)	June 30, 2019	December 31, 2018
Number of Properties	117	120
Properties in Development	2	2
GLA	15,208	15,622
% Leased – Operating and Development	95.0%	95.4%
% Leased –Operating	95.2%	95.7%
Weighted average annual effective rent PSF, net of tenant concessions	$21.47	$21.46

For the purpose of the following disclosures of occupancy and leasing activity, "anchor space" is considered space greater than or equal to 10,000 SF and "shop space" is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	June 30, 2019	December 31, 2018
% Leased – All Properties	94.7%	95.6%
Anchor space	97.0%	98.4%
Shop space	90.7%	90.9%

The decline in anchor space percent leased is attributable to a 100 basis point decrease from the closure of two anchor spaces as a result of the Sears bankruptcy filing and the remaining 40 basis point decrease is primarily from other properties going into redevelopment.

The following table summarizes leasing activity, including our pro-rata share of activity within the portfolio of our co-investment partnerships:

	Six months ended June 30, 2019
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF (1)
Anchor Leases
New	12	220	$21.17	$47.71	$5.34
Renewal	52	1,460	12.69	0.90	0.10
Total Anchor Leases	64	1,680	$13.80	$7.04	$0.78
Shop Space
New	227	403	$32.64	$29.43	$8.89
Renewal	449	770	32.05	1.09	0.55
Total Shop Space Leases	676	1,173	$32.25	$10.82	$3.41
Total Leases	740	2,853	$21.39	$8.59	$1.86

(1) On January 1, 2019, the Company adopted ASC Topic 842, Leases, under which non-contingent internal leasing costs can no longer be capitalized.

	Six months ended June 30, 2018
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	11	151	$20.10	$43.12	$8.39
Renewal	35	808	16.10	0.70	0.39
Total Anchor Leases	46	959	$16.73	$7.38	$1.65
Shop Space
New	269	453	$33.53	$26.65	$13.80
Renewal	571	947	33.17	0.89	2.04
Total Shop Space Leases	840	1,400	$33.28	$9.22	$5.85
Total Leases	886	2,359	$26.55	$8.47	$4.14

The weighted average base rent on signed shop space leases during 2019 was $32.25 and exceeds the average annual base rent of all shop space leases due to expire during the next 12 months of $31.74 PSF. In the anchor category, base rent PSF on renewal leases decreased due to the higher volume of options for anchor deals and varying geographic locations in 2019 as compared to 2018. On a comparable basis, new and renewal anchor rent spreads were positive.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our most significant tenants, based on their percentage of annualized base rent:

	June 30, 2019
Grocery Anchor	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Publix	69	6.5%	3.2%
Kroger	56	6.7%	3.1%
Albertsons Companies	46	4.3%	2.8%
Whole Foods	33	2.5%	2.5%
TJX Companies	60	3.0%	2.4%

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

We closely monitor the operating performance and rent collections of tenants in our shopping centers as well as those retailers experiencing significant changes to their business models as a result of reduced customer traffic in their stores and increased competition from e-commerce sales.  Retailers who are unable to withstand these and other business pressures may file for bankruptcy. Although base rent is supported by long-term lease contracts, tenants who file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to recover our claim and to release the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. Tenants who are currently in bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 0.8% of our annual base rent on a pro-rata basis, which includes 0.5% for Barneys New York.

Results from Operations

Comparison of the three months ended June 30, 2019 and 2018:

Our revenues decreased as summarized in the following table:

	Three months ended June 30,
(in thousands)	2019	2018	Change
Lease income (1)	$266,236	272,203	(5,967)
Other property income	2,194	2,322	(128)
Management, transaction, and other fees	7,442	6,887	555
Total revenues	$275,872	281,412	(5,540)

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

Lease income decreased $6.0 million, driven by the following contractually billable components of rent to the tenants per the lease agreements:

$889,000 increase from billable Base rent, as follows:

•	$3.2 million increase from rent commencing at development properties;
•	$183,000 increase from acquisitions of operating properties; and
•	$3.7 million net increase from same properties due to rental rate growth on new and renewal leases and rent steps in existing leases, offset by declines in rent paying occupancy,
•	reduced by $6.2 million from the sale of operating properties.

$2.2 million net increase from billable Recoveries from tenants, which represent amounts contractually billable to tenants per the terms of the leases for their reimbursements to us for the tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, as follows:

•	$1.2 million increase from rent commencing at development properties;
•	$344,000 increase from acquisitions of operating properties; and
•	$2.3 million increase from same properties due to a $1.6 million increase in real estate recoveries and a $667,000 increase in CAM recoveries, both driven by increases in recoverable costs;
•	reduced by $1.7 million from the sale of operating properties.

$4.7 million decrease in Straight line rent primarily driven by expected early lease terminations.

$4.9 million net decrease in Above and below market rent accretion within our same property portfolio, primarily driven by 2018 accelerated accretion related to early tenant move-outs.

$1.1 million increase in Other lease income, from higher lease termination fees, and Percentage rent, from timing of tenant sales.

$580,000 decrease from uncollectible lease income. Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is recorded as a direct charge against Lease income. The uncollectible lease income was $580,000 during the three months ended June 30, 2019, as compared to $1.3 million of Provision for doubtful accounts during the three months ended June 30, 2018, which is included in Other operating expenses in the accompanying Consolidated Statements of Operations, reflecting favorable collections experience.

Changes in our operating expenses are summarized in the following table:

	Three months ended June 30,
(in thousands)	2019	2018	Change
Depreciation and amortization	$93,589	89,105	4,484
Operating and maintenance	42,759	41,851	908
General and administrative	18,717	16,776	1,941
Real estate taxes	33,506	31,541	1,965
Provision for doubtful accounts (1)	—	1,319	(1,319)
Other operating expenses	1,533	1,480	53
Total operating expenses	$190,104	182,072	8,032

(1) Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income, which totaled $580,000 during the three months ended June 30, 2019.

Depreciation and amortization costs increased, on a net basis, as follows:

•	$1.9 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;
•	$1.1 million increase from acquisitions of operating properties and corporate assets; and
•	$4.5 million increase from same properties, primarily attributable to additional depreciation at redevelopment properties;
•	reduced by $3.0 million from the sale of operating properties.

Operating and maintenance costs increased, on a net basis, as follows:

•	$731,000 increase from operations commencing at development properties; and
•

$1.4 million net increase from same properties driven by $2.4 million increase in recoverable costs, including insurance, management fees, and timing of snow removal costs, offset by $1.2 million decrease in lease termination costs;

•	reduced by $1.2 million from the sale of operating properties.

General and administrative costs increased $1.9 million, on a net basis, due primarily to eliminating capitalization of non-contingent internal leasing costs and legal costs associated with leasing activities upon the adoption of ASC 842, Leases, on January 1, 2019, offset by lower compensation costs.

Real estate taxes increased, on a net basis, as follows:

•	$824,000 increase from development properties where capitalization ceased as tenant spaces became available for occupancy; and
•	$1.9 million increase within the same property portfolio from increased tax assessments;
•	reduced by $810,000 from the sale of operating properties.

Provision for doubtful accounts was $1.3 million during the three months ended June 30, 2018. Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income. The uncollectible lease income was $580,000 during the three months ended June 30, 2019, reflecting favorable collections experience.

The following table presents the components of other expense (income):

	Three months ended June 30,
(in thousands)	2019	2018	Change
Interest expense, net
Interest on notes payable	$31,473	33,102	(1,629)
Interest on unsecured credit facilities	4,775	5,000	(225)
Capitalized interest	(980)	(1,970)	990
Hedge expense	2,149	2,102	47
Interest income	(244)	(160)	(84)
Interest expense, net	$37,173	38,074	(901)
Provision for impairment, net of tax	10,441	12,533	(2,092)
Gain on sale of real estate, net of tax	(442)	(1,123)	681
Early extinguishment of debt	—	11,010	(11,010)
Net investment income	(966)	(569)	(397)
Total other expense (income)	$46,206	59,925	(13,719)

The $901,000 net decrease in total interest expense is driven by $1.6 million decrease in Interest on notes payable from several mortgage payoffs, offset by $990,000 increase due to lower capitalization of interest based on the size and progress of development and redevelopment projects in process.

During the three months ended June 30, 2019, we recognized $10.4 million of impairment losses on two operating properties based on expected selling price. During the three months ended June 30, 2018, we recognized $12.5 million of impairment losses on three operating properties, all of which have sold.

During the three months ended June 30, 2019, we recognized gains of $442,000 upon the sale of one land parcel and receipt of property insurance proceeds.  During the three months ended June 30, 2018, we sold one operating property and two land parcels for gains totaling $1.1 million.

During the three months ended June 30, 2018, we early redeemed the $150 million 6% senior unsecured notes resulting in $11.0 million of debt extinguishment costs.

Our equity in income of investments in real estate partnerships increased as follows:

		Three months ended June 30,
(in thousands)	Regency's Ownership	2019	2018	Change
GRI - Regency, LLC (GRIR)	40.00%	$10,297	7,220	3,077
New York Common Retirement Fund (NYC)	30.00%	365	34	331
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	328	346	(18)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	357	385	(28)
Cameron Village, LLC (Cameron)	30.00%	304	241	63
RegCal, LLC (RegCal)	25.00%	345	392	(47)
US Regency Retail I, LLC (USAA)	20.01%	224	220	4
Other investments in real estate partnerships	18.38% - 50.00%	908	336	572
Total equity in income of investments in real estate partnerships		$13,128	9,174	3,954

The $4.0 million increase in our equity in income of investments in real estate partnerships is largely attributed to the following changes:

•

$3.1 million increase at GRIR due to a $2.0 million gain recognized during 2019 upon the sale of operating real estate, coupled with improvements in net operating income throughout the partnership’s portfolio; and

•	$571,000 increase within Other investments in real estate partnerships due to the sale of our ownership interest in a single operating property partnership which experienced a net loss in 2018.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended June 30,
(in thousands)	2019	2018	Change
Net income	$52,690	48,589	4,101
Income attributable to noncontrolling interests	(962)	(748)	(214)
Net income attributable to common stockholders	$51,728	47,841	3,887
Net income attributable to exchangeable operating partnership units	(109)	(100)	(9)
Net income attributable to common unit holders	$51,837	47,941	3,896

Comparison of the six months ended June 30, 2019 and 2018:

Our revenues increased as summarized in the following table:

	Six months ended June 30,
(in thousands)	2019	2018	Change
Lease income (1)	$543,539	539,713	3,826
Other property income	4,176	4,347	(171)
Management, transaction, and other fees	14,415	14,045	370
Total revenues	$562,130	558,105	4,025

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

Lease income increased $3.8 million, driven by the following contractually billable components of rent to the tenants per the lease agreements:

$5.9 million increase from billable Base rent, as follows:

•	$7.8 million increase from rent commencing at development properties;
•	$1.1 million increase from acquisitions of operating properties; and
•	$9.1 million net increase from same properties due to rental rate growth on new and renewal leases and rent steps in existing leases, offset by declines in rent paying occupancy;
•	reduced by $12.1 million from the sale of operating properties.

$4.4 million increase from billable Recoveries from tenants, which represent amounts contractually billable to tenants per the terms of the leases for their reimbursements to us for the tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, as follows:

•	$2.6 million increase from rent commencing at development properties;
•	$706,000 increase from acquisitions of operating properties; and
•	$4.4 million increase from same properties due to a $3.2 million increase in real estate recoveries and a $1.2 million increase in CAM recoveries, both driven by increases in recoverable costs;
•	reduced by $3.3 million from the sale of operating properties.

$4.7 million decrease in Straight line rent primarily driven by expected early lease terminations.

$347,000 decrease in Percentage rent primarily due to declines in tenant sales.

$1.4 million decrease from uncollectible lease income. Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is recorded as a direct charge against Lease income. The uncollectible lease income was $1.4 million during the six months ended June 30, 2019, as compared to $2.5 million of Provision for doubtful accounts during the six months ended June 30, 2018, which is included in Other operating expenses in the accompanying Consolidated Statements of Operations, reflecting favorable collection experience.

Changes in our operating expenses are summarized in the following table:

	Six months ended June 30,
(in thousands)	2019	2018	Change
Depreciation and amortization	$190,783	177,629	13,154
Operating and maintenance	83,397	84,367	(970)
General and administrative	40,017	34,382	5,635
Real estate taxes	67,661	61,967	5,694
Provision for doubtful accounts (1)	—	2,515	(2,515)
Other operating expenses	2,667	1,917	750
Total operating expenses	$384,525	362,777	21,748

(1) Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income, which totaled $1.4 million during the six months ended June 30, 2019.

Depreciation and amortization costs increased, on a net basis, as follows:

•	$4.0 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;
•	$1.8 million increase from acquisitions of operating properties and corporate assets; and
•	$13.4 million increase from same properties, primarily attributable to additional depreciation at redevelopment properties;
•	reduced by $6.1 million from the sale of operating properties.

Operating and maintenance costs decreased, on a net basis, as follows:

•	$2.4 million increase from operations commencing at development properties; offset by
•

$685,000 net decrease due to a $1.2 million decrease from higher property damage claims in 2018 related to winter storms and hail damage, offset by a $535,000 increase from acquisitions of operating properties;

•	$263,000 net decrease from same properties primarily attributable to $1.2 million decrease in lease termination fees, offset by $815,000 net increase in recoverable costs; and
•	$2.4 million decrease from the sale of operating properties.

General and administrative increased, on a net basis, as follows:

•

$3.9 million increase due to eliminating capitalization of non-contingent internal leasing costs and legal costs associated with leasing activities upon the adoption of ASC 842, Leases, on January 1, 2019;

•

$1.2 million net increase in compensation-related costs, primarily due to $2.8 million appreciation in the value of participant obligations within the deferred compensation plan, offset by $1.6 million decrease in compensation costs; and

•	$429,000 increase from changes in development overhead capitalization based on the stage of development projects.

Real estate taxes increased, on a net basis, as follows:

•	$1.9 million increase from development properties where capitalization ceased as tenant spaces became available for occupancy;
•	$374,000 increase from acquisitions of operating properties; and
•	$5.0 million increase within the same property portfolio from increased tax assessments;
•	reduced by $1.5 million from the sale of operating properties.

Provision for doubtful accounts was $2.5 million during the six months ended June 31, 2018. Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income. The uncollectible lease income was $1.4 million during the six months ended June 30, 2019, reflecting favorable collection experience.

Other operating expenses increased $750,000, primarily attributable to environmental costs at one of our properties.

The following table presents the components of other expense (income):

	Six months ended June 30,
(in thousands)	2019	2018	Change
Interest expense, net
Interest on notes payable	$63,986	66,070	(2,084)
Interest on unsecured credit facilities	9,318	9,289	29
Capitalized interest	(1,996)	(4,150)	2,154
Hedge expense	4,264	4,204	60
Interest income	(647)	(554)	(93)
Interest expense, net	$74,925	74,859	66
Provision for impairment, net of tax	12,113	28,587	(16,474)
Gain on sale of real estate, net of tax	(16,932)	(1,219)	(15,713)
Early extinguishment of debt	10,591	11,172	(581)
Net investment income	(3,320)	(602)	(2,718)
Total other expense (income)	$77,377	112,797	(35,420)

The $66,000 net increase in total interest expense is driven by a $2.2 million increase due to lower capitalization of interest based on the size and progress of development and redevelopment projects in process, offset by a $2.1 million decrease in Interest on notes payable from several mortgage payoffs.

During the six months ended June 30, 2019, we recognized $12.1 million of impairment losses on four operating properties, based on actual or expected sales price. During the six months ended June 30, 2018, we recognized $28.6 million of impairment losses on five operating properties and one land parcel, all of which have sold.

During the six months ended June 30, 2019, we sold two operating properties and three land parcels for gains totaling $16.9 million.  During the six months ended June 30, 2018, we sold one operating property and two land parcels for gains totaling $1.2 million.

During the six months ended June 30, 2019, we early redeemed the $250 million 4.8% senior unsecured notes and prepaid one mortgage resulting in $10.6 million of debt extinguishment costs. During the same period in 2018, we early redeemed the $150 million 6% senior unsecured notes and amended our Line resulting in $11.2 million of debt extinguishment costs.

Net investment income increased $2.7 million, primarily driven by changes in unrealized gains on plan assets held in the non-qualified deferred compensation plan.

Our equity in income of investments in real estate partnerships increased as follows:

		Six months ended June 30,
(in thousands)	Regency's Ownership	2019	2018	Change
GRI - Regency, LLC (GRIR)	40.00%	$21,032	14,738	6,294
New York Common Retirement Fund (NYC)	30.00%	636	6	630
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	731	584	147
Columbia Regency Partners II, LLC (Columbia II)	20.00%	840	849	(9)
Cameron Village, LLC (Cameron)	30.00%	560	485	75
RegCal, LLC (RegCal)	25.00%	2,964	828	2,136
US Regency Retail I, LLC (USAA)	20.01%	479	455	24
Other investments in real estate partnerships	18.38% - 50.00%	16,713	1,578	15,135
Total equity in income of investments in real estate partnerships		$43,955	19,523	24,432

The $24.4 million increase in our equity in income of investments in real estate partnerships is largely attributed to the following changes:

•

$6.3 million increase at GRIR due to $5.0 million of gains recognized during 2019 on the sale of operating real estate, coupled with improvements in net operating income among the portfolio of properties within the partnership;

•	$2.1 million increase at RegCal due to a $2.3 million gain recognized during 2019 on the sale of an operating property within the partnership; and
•

$15.1 million increase within Other investments in real estate partnerships due to a $15.0 million gain recognized during 2019 on the sale of our ownership interest in a single operating property partnership.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Six months ended June 30,
(in thousands)	2019	2018	Change
Net income	$144,183	102,054	42,129
Income attributable to noncontrolling interests	(2,009)	(1,554)	(455)
Net income attributable to common stockholders	$142,174	100,500	41,674
Net income attributable to exchangeable operating partnership units	(299)	(212)	(87)
Net income attributable to common unit holders	$142,473	100,712	41,761

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

Pro-Rata Same Property NOI:

Our pro-rata same property NOI, excluding termination fees, changed from the following major components:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Base rent (1)	$210,837	206,700	4,137	$421,862	411,982	9,880
Recoveries from tenants (1)	67,781	65,292	2,489	134,947	130,299	4,648
Percentage rent (1)	1,688	1,479	209	5,452	5,742	(290)
Termination fees (1)	1,499	438	1,061	1,984	1,618	366
Uncollectible lease income (2)	(633)	—	(633)	(1,289)	—	(1,289)
Other lease income (1)	2,081	2,037	44	3,896	4,175	(279)
Other property income	2,226	2,275	(49)	4,156	4,375	(219)
Total real estate revenue	285,479	278,221	7,258	571,008	558,191	12,817
Operating and maintenance	42,176	39,563	2,613	82,925	81,905	1,020
Termination expense	500	1,700	(1,200)	500	1,700	(1,200)
Real estate taxes	36,469	34,470	1,999	73,313	67,965	5,348
Ground rent	2,290	2,232	58	4,605	4,713	(108)
Provision for doubtful accounts (2)	—	1,231	(1,231)	—	2,372	(2,372)
Total real estate operating expenses	81,435	79,196	2,239	161,343	158,655	2,688
Pro-rata same property NOI	$204,044	199,025	5,019	$409,665	399,536	10,129
Less: Termination fees	999	(1,262)	2,261	1,484	(82)	1,566
Pro-rata same property NOI, excluding termination fees	$203,045	200,287	2,758	$408,181	399,618	8,563
Pro-rata same property NOI growth, excluding termination fees			1.4%			2.1%

(1) Represents amounts included within Lease income, in the accompanying Consolidated Statements of Operations and further discussed in Note 1, that are contractually billable to the tenants per the terms of the lease agreements.

(2) Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income. Provision for doubtful accounts was included in Total real estate operating expenses during the three and six months ended June 30, 2018.

Billable Base rent increased $4.1 million and $9.9 million during the three and six months ended June 30, 2019, driven by increases in rental rate growth on new and renewal leases and contractual rent steps in existing leases, offset by a decline in percentage rent commenced.

Billable Recoveries from tenants increased $2.5 million and $4.6 million during the three and six months ended June 30, 2019, as a result of increases in recoverable costs and real estate taxes, as noted below.

Operating and maintenance expenses increased $2.6 million and $1.0 million during the three and six months ended June 30, 2019, primarily due to increases in insurance, landscaping and general maintenance costs.  Snow removal costs decreased in 2019 as compared to 2018, however the timing of those costs were later and impacted the three months ended June 30, 2019 greater than the same period in 2018.

Termination expense decreased $1.2 million during both the three and six months ended June 30, 2019, due to costs to terminate specific tenant leases.

Real estate taxes increased $2.0 million and $5.3 million during the three and six months ended June 30, 2019, due to higher real estate tax assessments.

Same Property Rollforward:

Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	Three months ended June 30,
	2019		2018
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	401	40,904	409	41,961
Disposed properties	—	—	(3)	(227)
SF adjustments (1)	—	62	—	24
Ending same property count	401	40,966	406	41,758

(1) SF adjustments arise from remeasurements or redevelopments.

	Six months ended June 30,
	2019		2018
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	399	40,866	395	40,601
Acquired properties owned for entirety of comparable periods	6	415	7	918
Developments that reached completion by beginning of earliest comparable period presented	3	358	8	512
Disposed properties	(7)	(766)	(4)	(304)
SF adjustments (1)	—	93	—	31
Ending same property count	401	40,966	406	41,758

(1) SF adjustments arise from remeasurements or redevelopments.

NAREIT FFO:

Our reconciliation of net income attributable to common stock and unit holders to NAREIT FFO is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share information)	2019	2018	2019	2018
Reconciliation of Net income to NAREIT FFO
Net income attributable to common stockholders	$51,728	47,841	$142,174	100,500
Adjustments to reconcile to NAREIT FFO: (1)
Depreciation and amortization (excluding FF&E)	100,168	97,189	204,665	193,386
Provision for impairment to operating properties	10,441	12,440	12,113	28,494
Gain on sale of operating properties, net of tax	(2,393)	(246)	(39,463)	(348)
Gain (loss) on sale of land	(17)	—	1	—
Exchangeable operating partnership units	109	100	299	212
NAREIT FFO attributable to common stock and unit holders	$160,036	157,324	$319,789	322,244

(1)  Includes Regency's pro-rate share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interest.

Same Property NOI Reconciliation:

Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows:

	Three months ended June 30,
	2019			2018
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Net income attributable to common stockholders	$94,570	(42,842)	51,728	$100,983	(53,142)	47,841
Less:
Management, transaction, and other fees	—	7,442	7,442	—	6,887	6,887
Other (2)	5,836	2,519	8,355	15,360	2,274	17,634
Plus:
Depreciation and amortization	88,127	5,462	93,589	77,928	11,177	89,105
General and administrative	293	18,424	18,717	—	16,776	16,776
Other operating expense, excluding provision for doubtful accounts (3)	1,087	446	1,533	245	1,235	1,480
Other expense (income)	14,696	31,510	46,206	20,541	39,384	59,925
Equity in income (loss) of investments in real estate excluded from NOI (4)	11,107	869	11,976	14,688	981	15,669
Net income attributable to noncontrolling interests	—	962	962	—	748	748
Pro-rata NOI, as adjusted	$204,044	4,870	208,914	$199,025	7,998	207,023

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

	Six months ended June 30,
	2019			2018
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Net income attributable to common stockholders	$223,182	(81,008)	142,174	$237,354	(136,854)	100,500
Less:
Management, transaction, and other fees	—	14,415	14,415	—	14,045	14,045
Other (2)	22,038	5,287	27,325	42,371	(10,564)	31,807
Plus:
Depreciation and amortization	181,212	9,571	190,783	161,009	16,620	177,629
General and administrative	545	39,472	40,017	—	34,382	34,382
Other operating expense, excluding provision for doubtful accounts (3)	1,340	1,327	2,667	314	1,603	1,917
Other expense (income)	21,235	56,142	77,377	14,713	98,084	112,797
Equity in income (loss) of investments in real estate excluded from NOI (4)	4,189	2,158	6,347	28,517	2,245	30,762
Net income attributable to noncontrolling interests	—	2,009	2,009	—	1,554	1,554
Pro-rata NOI, as adjusted	$409,665	9,969	419,634	$399,536	14,153	413,689

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

In addition to our $33.8 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	June 30, 2019
ATM equity program
Original offering amount	$500,000
Available capacity	$500,000
Line of Credit
Total commitment amount	$1,250,000
Available capacity (1)	$1,117,355
Maturity (2)	March 23, 2022

(1) Net of letters of credit.

(2) The Company has the option to extend the maturity for two additional six-month periods.

Our dividend distribution policy is set by our Board of Directors, who monitors our financial position. Our Board of Directors recently declared a common stock dividend of $0.585 per share, payable on August 22, 2019, to shareholders of record as of August 12, 2019. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.

We expect to generate sufficient cash flow from operations to fund our dividend distributions. During the six months ended June 30, 2019 and 2018, we generated cash flow from operations of $289.3 million and $300.9 million, respectively, and paid $195.7 million and $188.9 million in dividends to our common stock and unit holders, respectively.

We estimate that we will require capital during the next twelve months of approximately $329.0 million to fund construction and related costs for in-process development and redevelopment, to repay maturing debt, and to make capital contributions to our co-investment partnerships.  We expect to generate the necessary cash to fund our capital needs from future cash flow from operations after dividends paid, borrowings from our Line, proceeds from the sale of real estate, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new debt.

If we start new developments or redevelopments, commit to new acquisitions, prepay debt prior to maturity, or repurchase shares of our common stock, our cash requirements will increase. In addition, we have an agreement related to our Town and Country Center in Los Angeles, CA (“the Center”) that provides an option for the seller to require us to purchase up to an additional 81.63% ownership interest in the center by December 2019; we currently expect the seller to require us to purchase an additional 16.63% ownership interest by that date for approximately $17.1 million.

We endeavor to maintain a high percentage of unencumbered assets. As of June 30, 2019, 88.9% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our annualized Fixed charge coverage ratio, including our pro-rata share of our partnerships, was 4.3 and 4.2 times for each of the periods ended June 30, 2019 and December 31, 2018, respectively.

Our Line, Term Loans, and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. We are in compliance with these covenants at June 30, 2019 and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Six months ended June 30,
(in thousands)	2019	2018	Change
Net cash provided by operating activities	$289,323	300,906	(11,583)
Net cash used in investing activities	(13,510)	(193,911)	180,401
Net cash used in financing activities	(283,639)	(113,136)	(170,503)
Net decrease in cash and cash equivalents and restricted cash	$(7,826)	(6,141)	(1,685)
Total cash and cash equivalents and restricted cash	$37,364	43,240	(5,876)

Net cash provided by operating activities:

Net cash provided by operating activities decreased $11.6 million due to:

•	$5.7 million decrease from cash paid to settle treasury rate locks put in place in 2018 to hedge changes in interest rates on a 30 year fixed rate debt offering completed during 2019,
•	$4.0 million net decrease in cash due to timing of cash receipts and payments,

•	$0.8 million decrease in cash from operating income, and
•	$1.1 million decrease in operating cash flow distributions from our unconsolidated real estate partnerships.

Net cash used in investing activities:

Net cash used in investing activities changed by $180.4 million as follows:

	Six months ended June 30,
(in thousands)	2019	2018	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(19,302)	(85,766)	66,464
Advance deposits paid on acquisition of operating real estate	(11,000)	(2,025)	(8,975)
Real estate development and capital improvements	(80,032)	(120,579)	40,547
Proceeds from sale of real estate investments	83,460	42,508	40,952
Collection of notes receivable	—	15,648	(15,648)
Investments in real estate partnerships	(32,970)	(45,451)	12,481
Distributions received from investments in real estate partnerships	46,740	2,328	44,412
Dividends on investment securities	264	176	88
Acquisition of investment securities	(11,498)	(11,726)	228
Proceeds from sale of investment securities	10,828	10,976	(148)
Net cash used in investing activities	$(13,510)	(193,911)	180,401

Significant changes in investing activities include:

•	We acquired three operating properties for $19.3 million during 2019 and two operating properties for $85.8 million during the same period in 2018.
•	We paid deposits of $11.0 million during 2019 toward the expected acquisition of operating properties, including one that we acquired on July 1, 2019 for a purchase price of $212.5 million.
•	We invested $40.5 million less in 2019 than the same period in 2018 on real estate development, redevelopment, and capital improvements, as further detailed in a table below.

•

We sold four operating properties and three land parcels in 2019 and received proceeds of $83.5 million, compared to four operating properties and three land parcels in 2018 for proceeds of $42.5 million.

•	We invested $33.0 million in our real estate partnerships during 2019, including:
o	$21.3 million to fund our share of development and redevelopment activities,
o	$9.7 million to fund our share of acquiring an additional equity interest in one partnership, and
o	$2.1 million to fund our share of debt refinancing.

During the same period in 2018, we invested $45.5 million, including:

o	$34.7 million to fund our share of acquiring three operating properties,
o	$9.3 million to fund our share of development and redevelopment activities, and
o	$1.5 million to acquire an interest in one land parcel for development.
•

Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $46.7 million received in 2019 is driven by the sale of two operating properties, the sale of our ownership interest in a single operating property partnership, and our share of proceeds from debt refinancing activities. During the same period in 2018, we received $2.3 million from the sale of one land parcel.

•	Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment. During 2019, we deployed capital of $80.0 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Six months ended June 30,
(in thousands)	2019	2018	Change
Capital expenditures:
Land acquisitions for development	$5,206	—	5,206
Building and tenant improvements	25,073	31,061	(5,988)
Redevelopment costs	15,955	31,072	(15,117)
Development costs	26,062	48,242	(22,180)
Capitalized interest	1,399	3,865	(2,466)
Capitalized direct compensation	6,337	6,339	(2)
Real estate development and capital improvements	$80,032	120,579	(40,547)
•	During 2019, we acquired two land parcels for new development projects.
•	Building and tenant improvements decreased $6.0 million in 2019, primarily related to the timing of capital projects.
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

•

Development expenditures are lower in 2019 due to the progress during 2018 towards completion of our development projects currently in process. At June 30, 2019 and December 31, 2018, we had six consolidated development projects that were either under construction or in lease up. See the tables below for more details about our development projects.

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

•

We have a staff of employees who directly support our development program, which includes redevelopment of our existing properties. We currently expect that our development activity will approximate our recent historical averages, although the amount of activity by type will vary. Internal compensation costs directly attributable to these activities are capitalized as part of each project. Changes in the level of future development activity could adversely impact results of operations by reducing the amount of internal costs for development projects that may be capitalized. A 10% reduction in development activity without a corresponding reduction in development related compensation costs could result in an additional charge to net income of $1.5 million per year.

The following table summarizes our in-process consolidated development projects:

(in thousands, except cost PSF)				June 30, 2019
Property Name	Market	Start Date	Estimated Project Completion	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Carytown Exchange (2)	Richmond, VA	Q4-18	2021	$25,580	6%	107	$239
Culver Public Market	Los Angeles, CA	Q2-19	2021	27,313	14%	27	1,012
Mellody Farm	Chicago, IL	Q2-17	2019	104,304	89%	259	403
Pinecrest Place (3)	Miami, FL	Q1-17	2019	16,367	92%	70	234
The Village at Hunter's Lake	Tampa, FL	Q4-18	2020	22,048	18%	72	306
The Village at Riverstone	Houston, TX	Q4-16	2019	30,874	92%	167	185
Total				$226,486	67%	702	$323

(1) Includes leasing costs and is net of tenant reimbursements.

(2) Estimated Net Development Costs and GLA reported based on Regency's ownership interest in the partnership at project completion, which is currently estimated to be 64%.

(3) Estimated Net Development Costs for Pinecrest Place excludes the cost of land, which the Company has leased long term.

The following table summarizes our pro-rata share of in-process unconsolidated development projects:

(in thousands, except cost PSF)				June 30, 2019
Property Name	Market	Start Date	Estimated Project Completion	Estimated Net Development Costs (1)	% of Costs Incurred (1)	GLA	Cost PSF of GLA (1)
Ballard Blocks II	Seattle, WA	Q1-18	2019	$32,717	69%	57	$574
Midtown East	Raleigh, NC	Q4-17	2019	22,682	89%	79	287
Total				$55,399	78%	136	$407

(1) Includes leasing costs and is net of tenant reimbursements.

The following table summarizes our completed consolidated development projects:

(in thousands, except cost PSF)			June 30, 2019
Property Name	Market	Completion Date	Net Development Costs (1)	GLA	Cost PSF of GLA (1)
Indigo Square	Charleston, SC	Q2-19	$17,111	51	$336

(1) Includes leasing costs and is net of tenant reimbursements.

Net cash used in financing activities:

Net cash flows from financing activities changed by $170.5 million during 2019, as follows:

	Six months ended June 30,
(in thousands)	2019	2018	Change
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	$(6,148)	(6,755)	607
Common shares repurchased through share repurchase program	(32,778)	(124,989)	92,211
Distributions to limited partners in consolidated partnerships, net	(968)	(2,159)	1,191
Dividend payments and operating partnership distributions	(195,655)	(188,948)	(6,707)
(Repayments of) proceeds from unsecured credit facilities, net	(25,000)	90,000	(115,000)
Proceeds from debt issuance	298,983	301,251	(2,268)
Debt repayment, including early redemption costs	(318,739)	(172,203)	(146,536)
Payment of loan costs	(3,343)	(9,432)	6,089
Proceeds from sale of treasury stock, net	9	99	(90)
Net cash used in financing activities	$(283,639)	(113,136)	(170,503)

Significant financing activities during the six months ended June 30, 2019 and 2018 include the following:

•	We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements.
•

We paid $32.8 million to repurchase 563,229 common shares through our share repurchase program that were executed in December 2018 but not settled until January 2019. During the six months ended June 30, 2018, we paid $125 million to repurchase 2,145,209 common shares through the same share repurchase program.

•	Distributions to limited partners, net of contributions, decreased $1.2 million in 2019 due to contributions made by a new limited partner during 2019.
•

We paid $6.7 million more in dividends as a result of an increase in our dividend rate from $1.11 per share, during the six months ended June 30, 2018, to $1.17 per share, during the six months ended June 30, 2019, partially offset by the reduced shares outstanding in 2019.

•	We had the following debt related activity during 2019:
o	We repaid, net of draws, $25 million on our Line.
o	We received proceeds of $299 million upon issuance, in March, of $300 million of senior unsecured public notes.
o

We paid $318.7 million for debt repayments, including $259.6 million to early redeem our senior unsecured public notes originally due April 2021, $53.7 million to repay two mortgage maturities with interest rates of 6.25% and 7.3%, and $5.4 million in principal mortgage payments.

o	We paid $3.3 million of loan costs in connection with our public note offering above.
•	We had the following debt related activity during 2018:
o	We borrowed, net of payments, an additional $90 million on our Line.
o

We received proceeds of $301.3 million from debt issuances, including $299.5 million from issuing $300 million of senior unsecured public notes and $1.7 million from construction loan draws used to fund an in-process development project.

o

We paid $172.2 million for debt repayments, including $160.5 million to early redeem our senior unsecured public notes originally due June 2020, and $11.7 million to pay scheduled principal mortgage payments.

o	We paid $9.4 million of loan costs in connection with our $300 million public note offering noted above and upon expanding our Line commitment.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Number of Co-investment Partnerships	17	16
Regency’s Ownership	18.38%-50%	9.38%-50%
Number of Properties	117	120
Assets	$3,185,748	3,227,831	$1,084,164	1,079,072
Liabilities	1,759,228	1,749,725	585,030	580,220
Equity	1,426,520	1,478,106	499,134	498,852
Negative investment in US Regency Retail I, LLC (2)			3,754	3,513
Basis difference			(36,093)	(38,064)
Impairment of investment in real estate partnerships			(1,300)	(1,300)
Investments in real estate partnerships			$465,495	463,001

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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	June 30, 2019	December 31, 2018
GRI - Regency, LLC (GRIR)	40.00%	$182,485	189,381
New York Common Retirement Fund (NYC)	30.00%	53,646	54,250
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	9,220	13,625
Columbia Regency Partners II, LLC (Columbia II)	20.00%	39,637	38,110
Cameron Village, LLC (Cameron)	30.00%	10,949	11,169
RegCal, LLC (RegCal)	25.00%	23,829	31,235
Other investments in real estate partnerships	18.38% - 50.00%	145,729	125,231
Total Investment in real estate partnerships		$465,495	463,001
US Regency Retail I, LLC (USAA) (1)	20.01%	(3,754)	(3,513)
Net Investment in real estate partnerships		$461,741	459,488

(1) The USAA partnership has distributed proceeds from debt financing and real estate sales in excess of Regency's carrying value of its investment, resulting in a negative investment balance, which is classified within Accounts payable and other liabilities in the Consolidated Balance Sheets.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	June 30, 2019
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2019	$9,568	10,311	—	19,879	6,183
2020	17,043	335,169	—	352,212	114,234
2021	11,048	269,942	19,635	300,625	104,375
2022	7,811	170,702	—	178,513	68,417
2023	2,989	171,608	—	174,597	65,096
Beyond 5 Years	8,068	567,923	—	575,991	174,632
Net unamortized loan costs, debt premium / (discount)	—	(9,570)	—	(9,570)	(2,898)
Total	$56,527	1,516,085	19,635	1,592,247	530,039

At June 30, 2019, our investments in real estate partnerships had notes payable of $1.6 billion maturing through 2034, of which 91.7% had a weighted average fixed interest rate of 4.5%. The remaining notes payable float with LIBOR and had a weighted average variable interest rate of 4.7%. These fixed and variable rate notes payable are all non-recourse, and our pro-rata share was $530.0 million as of June 30, 2019. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions.

We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Asset management, property management, leasing, and other transaction fees	$7,370	6,664	$14,028	13,720

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining primarily to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to more environmentally friendly systems. Where available, we have been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy for third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so.

As of June 30, 2019 we and our Investments in real estate partnerships had accrued liabilities of $9.4 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in item 7A of Part II of our Form 10-K for the year ended December 31, 2018 .

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2019 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2019 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2019.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended June 30, 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2019	-	$-	—	$250,000,000
May 1 through May 31, 2019	-	$-	—	$250,000,000
June 1 through June 30, 2019	-	$-	—	$250,000,000

(1) On February 5, 2019, the Company's Board authorized a new common share repurchase program under which the Company, may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is set to expire on February 4, 2020. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the Board. Through June 30, 2019, no shares have been repurchased under this new program.

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

31.1      Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.

31.2      Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.

31.3      Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.

31.4      Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.

32.    Section 1350 Certifications.

32.1 *    18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.

32.2 *    18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.

32.3 *    18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.

32.4 *    18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.

101.    Interactive Data Files

101.INS      XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH    XBRL Taxonomy Extension Schema Document

101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF    XBRL Taxonomy Definition Linkbase Document

101.LAB    XBRL Taxonomy Extension Label Linkbase Document

101.PRE     XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2019	REGENCY CENTERS CORPORATION
	By:	/s/ Lisa Palmer
Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

August 6, 2019	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Lisa Palmer
Lisa Palmer, President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)