Form 10-Q
period 2019-09-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2019-11-04
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Regency Centers Corporation              YES   ☐     NO   ☒                     Regency Centers, L.P.              YES   ☐     NO   ☒

The number of shares outstanding of Regency Centers Corporation’s common stock was 167,563,903 as of November 1, 2019.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2019, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”, "Regency Centers" or “Regency” means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of September 30, 2019, the Parent Company owned approximately 99.6% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.

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

The Company believes it is important to understand the key differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. Except for $500 million of unsecured public and private placement debt, the Parent Company does not hold any indebtedness, but guarantees all of the unsecured debt of the Operating Partnership. The Operating Partnership is also the co-issuer and guarantees the $500 million of Parent Company debt. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

(in thousands, except share data)

	2019	2018
Assets	(unaudited)
Real estate assets, at cost	$11,142,239	10,863,162
Less: accumulated depreciation	1,723,963	1,535,444
Real estate investments, net	9,418,276	9,327,718
Investments in real estate partnerships	472,863	463,001
Properties held for sale	35,563	60,516
Cash, cash equivalents and restricted cash (including $4,178 and $2,658 of restricted cash at September 30, 2019 and December 31, 2018, respectively)	47,461	45,190
Tenant and other receivables	161,381	172,359
Deferred leasing costs, less accumulated amortization of $107,737 and $101,093 at September 30, 2019 and December 31, 2018, respectively	79,729	84,983
Acquired lease intangible assets, less accumulated amortization of $247,639 and $219,689 at September 30, 2019 and December 31, 2018, respectively	264,681	387,069
Right of use assets, net	294,051	—
Other assets	398,945	403,827
Total assets	$11,172,950	10,944,663
Liabilities and Equity
Liabilities:
Notes payable	$3,437,959	3,006,478
Unsecured credit facilities	449,309	708,734
Accounts payable and other liabilities	219,529	224,807
Acquired lease intangible liabilities, less accumulated amortization of $119,539 and $92,746 at September 30, 2019 and December 31, 2018, respectively	449,498	496,726
Lease liabilities	223,581	—
Tenants’ security, escrow deposits and prepaid rent	53,227	57,750
Total liabilities	4,833,103	4,494,495
Commitments and contingencies	—	—
Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share, 220,000,000 shares authorized; 167,562,379 and 167,904,593 shares issued at September 30, 2019 and December 31, 2018, respectively	1,676	1,679
Treasury stock at cost, 435,297 and 390,163 shares held at September 30, 2019 and December 31, 2018, respectively	(22,858)	(19,834)
Additional paid-in-capital	7,650,056	7,672,517
Accumulated other comprehensive loss	(15,804)	(927)
Distributions in excess of net income	(1,350,331)	(1,255,465)
Total stockholders’ equity	6,262,739	6,397,970
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $51,870 and $20,532 at September 30, 2019 and December 31, 2018, respectively	36,341	10,666
Limited partners’ interests in consolidated partnerships	40,767	41,532
Total noncontrolling interests	77,108	52,198
Total equity	6,339,847	6,450,168
Total liabilities and equity	$11,172,950	10,944,663

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Lease income	$272,143	268,948	$815,682	808,661
Other property income	2,780	2,408	6,956	6,755
Management, transaction, and other fees	7,353	6,954	21,768	20,999
Total revenues	282,276	278,310	844,406	836,415
Operating expenses:
Depreciation and amortization	91,856	89,183	282,639	266,812
Operating and maintenance	41,695	40,557	125,092	124,924
General and administrative	16,705	17,564	56,722	51,947
Real estate taxes	33,601	35,129	101,263	97,096
Other operating expenses	1,819	2,045	4,486	6,476
Total operating expenses	185,676	184,478	570,202	547,255
Other expense (income):
Interest expense, net	38,253	36,618	113,178	111,477
Provision for impairment, net of tax	(14)	855	12,099	29,443
Gain on sale of real estate, net of tax	(887)	(3,228)	(17,819)	(4,448)
Early extinguishment of debt	1,391	—	11,982	11,172
Net investment income	(370)	(923)	(3,690)	(1,524)
Total other expense (income)	38,373	33,322	115,750	146,120
Income from operations before equity in income of investments in real estate partnerships	58,227	60,510	158,454	143,040
Equity in (loss) income of investments in real estate partnerships	(283)	10,024	43,673	29,548
Net income	57,944	70,534	202,127	172,588
Noncontrolling interests:
Exchangeable operating partnership units	(157)	(147)	(456)	(358)
Limited partners’ interests in consolidated partnerships	(822)	(665)	(2,532)	(2,008)
Income attributable to noncontrolling interests	(979)	(812)	(2,988)	(2,366)
Net income attributable to common stockholders	$56,965	69,722	$199,139	170,222

Income per common share - basic	$0.34	0.41	$1.19	1.00
Income per common share - diluted	$0.34	0.41	$1.19	1.00

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$57,944	70,534	$202,127	172,588
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(3,851)	2,717	(18,567)	16,511
Reclassification adjustment of derivative instruments included in net income	1,677	1,148	2,085	4,701
Unrealized gain (loss) on available-for-sale debt securities	169	24	429	(51)
Other comprehensive (loss) income	(2,005)	3,889	(16,053)	21,161
Comprehensive income	55,939	74,423	186,074	193,749
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	979	812	2,988	2,366
Other comprehensive (loss) income attributable to noncontrolling interests	(287)	140	(1,176)	818
Comprehensive income attributable to noncontrolling interests	692	952	1,812	3,184
Comprehensive income attributable to the Company	$55,247	73,471	$184,262	190,565

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended September 30, 2019 and 2018

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at June 30, 2018	$1,694	(19,268)	7,751,375	10,317	(1,216,018)	6,528,100	10,765	29,923	40,688	6,568,788
Net income	—	—	—	—	69,722	69,722	147	665	812	70,534
Other comprehensive income	—	—	—	3,749	—	3,749	8	132	140	3,889
Deferred compensation plan, net	—	(282)	272	—	—	(10)	—	—	—	(10)
Restricted stock issued, net of amortization	—	—	4,173	—	—	4,173	—	—	—	4,173
Common stock issued for stock based compensation, net of repurchases	—	—	77	—	—	77	—	—	—	77
Common stock issued under dividend reinvestment plan	—	—	318	—	—	318	—	—	—	318
Distributions to partners	—	—	—	—	—	—	—	(1,297)	(1,297)	(1,297)
Cash dividends declared:
Common stock/unit ($0.555 per share)	—	—	—	—	(94,035)	(94,035)	(194)	—	(194)	(94,229)
Balance at September 30, 2018	$1,694	(19,550)	7,756,215	14,066	(1,240,331)	6,512,094	10,726	29,423	40,149	6,552,243

Balance at June 30, 2019	$1,676	(22,536)	7,645,065	(14,086)	(1,309,278)	6,300,841	10,528	41,479	52,007	6,352,848
Net income	—	—	—	—	56,965	56,965	157	822	979	57,944
Other comprehensive loss	—	—	—	(1,718)	—	(1,718)	(8)	(279)	(287)	(2,005)
Deferred compensation plan, net	—	(322)	322	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	4,224	—	—	4,224	—	—	—	4,224
Common stock issued for stock based compensation, net of repurchases	—	—	100	—	—	100	—	—	—	100
Common stock issued under dividend reinvestment plan	—	—	345	—	—	345	—	—	—	345
Contributions from partners	—	—	—	—	—	—	—	103	103	103
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	25,869	—	25,869	25,869
Distributions to partners	—	—	—	—	—	—	—	(1,358)	(1,358)	(1,358)
Cash dividends declared:
Common stock/unit ($0.585 per share)	—	—	—	—	(98,018)	(98,018)	(205)	—	(205)	(98,223)
Balance at September 30, 2019	$1,676	(22,858)	7,650,056	(15,804)	(1,350,331)	6,262,739	36,341	40,767	77,108	6,339,847

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the nine months ended September 30, 2019 and 2018

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$1,714	(18,307)	7,873,104	(6,289)	(1,158,170)	6,692,052	10,907	30,095	41,002	6,733,054
Adjustment due to change in accounting policy (note 1)	—	—	—	12	30,889	30,901	—	2	2	30,903
Adjusted balance at January 1, 2018	1,714	(18,307)	7,873,104	(6,277)	(1,127,281)	6,722,953	10,907	30,097	41,004	6,763,957
Net income	—	—	—	—	170,222	170,222	358	2,008	2,366	172,588
Other comprehensive income	—	—	—	20,343	—	20,343	43	775	818	21,161
Deferred compensation plan, net	—	(1,243)	1,229	—	—	(14)	—	—	—	(14)
Restricted stock issued, net of amortization	1	—	12,307	—	—	12,308	—	—	—	12,308
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	(6,463)	—	—	(6,463)	—	—	—	(6,463)
Common stock repurchased and retired	(21)	—	(124,968)	—	—	(124,989)	—	—	—	(124,989)
Common stock issued under dividend reinvestment plan	—	—	996	—	—	996	—	—	—	996
Common stock issued, net of issuance costs	—	—	10	—	—	10	—	—	—	10
Distributions to partners	—	—	—	—	—	—	—	(3,457)	(3,457)	(3,457)
Cash dividends declared:
Common stock/unit ($1.665 per share)	—	—	—	—	(283,272)	(283,272)	(582)	—	(582)	(283,854)
Balance at September 30, 2018	$1,694	(19,550)	7,756,215	14,066	(1,240,331)	6,512,094	10,726	29,423	40,149	6,552,243

Balance at December 31, 2018	$1,679	(19,834)	7,672,517	(927)	(1,255,465)	6,397,970	10,666	41,532	52,198	6,450,168
Net income	—	—	—	—	199,139	199,139	456	2,532	2,988	202,127
Other comprehensive loss	—	—	—	(14,877)	—	(14,877)	(36)	(1,140)	(1,176)	(16,053)
Deferred compensation plan, net	—	(3,024)	3,024	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	12,125	—	—	12,127	—	—	—	12,127
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	(5,857)	—	—	(5,857)	—	—	—	(5,857)
Common stock repurchased and retired	(5)	—	(32,772)	—	—	(32,777)	—	—	—	(32,777)
Common stock issued under dividend reinvestment plan	—	—	1,085	—	—	1,085	—	—	—	1,085
Contributions from partners	—	—	—	—	—	—	—	1,999	1,999	1,999
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	25,869	—	25,869	25,869
Distributions to partners	—	—	—	—	—	—	—	(4,222)	(4,222)	(4,222)
Reallocation of limited partner's interest	—	—	(66)	—	—	(66)	—	66	66	—
Cash dividends declared:
Common stock/unit ($1.755 per share)	—	—	—	—	(294,005)	(294,005)	(614)	—	(614)	(294,619)
Balance at September 30, 2019	$1,676	(22,858)	7,650,056	(15,804)	(1,350,331)	6,262,739	36,341	40,767	77,108	6,339,847

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2019 and 2018

(in thousands)

(unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$202,127	172,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282,639	266,812
Amortization of deferred loan costs and debt premiums	8,533	7,599
(Accretion) and amortization of above and below market lease intangibles, net	(30,196)	(26,031)
Stock-based compensation, net of capitalization	10,716	10,012
Equity in income of investments in real estate partnerships	(43,673)	(29,548)
Gain on sale of real estate, net of tax	(17,819)	(4,448)
Provision for impairment, net of tax	12,099	29,443
Early extinguishment of debt	11,982	11,172
Distribution of earnings from investments in real estate partnerships	41,427	40,366
Settlement of derivative instruments	(6,870)	—
Deferred compensation expense	3,551	1,475
Realized and unrealized gain on investments	(3,634)	(1,524)
Changes in assets and liabilities:
Tenant and other receivables	520	(13,326)
Deferred leasing costs	(4,695)	(6,259)
Other assets	(7,182)	(6,565)
Accounts payable and other liabilities	14,886	15,100
Tenants’ security, escrow deposits and prepaid rent	(5,055)	(2,111)
Net cash provided by operating activities	469,356	464,755
Cash flows from investing activities:
Acquisition of operating real estate	(222,230)	(85,766)
Advance deposits paid on acquisition of operating real estate	(600)	(150)
Real estate development and capital improvements	(128,085)	(174,145)
Proceeds from sale of real estate investments	98,006	151,142
Collection of notes receivable	—	15,648
Investments in real estate partnerships	(57,333)	(58,372)
Return of capital from investments in real estate partnerships	46,740	5,488
Dividends on investment securities	400	281
Acquisition of investment securities	(17,955)	(16,946)
Proceeds from sale of investment securities	14,748	15,639
Net cash used in investing activities	(266,309)	(147,181)
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(6,165)	(6,772)
Common shares repurchased through share repurchase program	(32,777)	(124,989)
Proceeds from sale of treasury stock	9	99
Distributions to limited partners in consolidated partnerships, net	(2,223)	(3,457)
Distributions to exchangeable operating partnership unit holders	(614)	(582)
Dividends paid to common stockholders	(292,921)	(282,276)
Repayment of fixed rate unsecured notes	(250,000)	(150,000)
Proceeds from issuance of fixed rate unsecured notes, net	723,571	299,511
Proceeds from unsecured credit facilities	450,000	455,000
Repayment of unsecured credit facilities	(710,000)	(370,000)
Proceeds from notes payable	—	1,740
Repayment of notes payable	(55,030)	(113,037)
Scheduled principal payments	(6,960)	(7,767)
Payment of loan costs	(7,019)	(9,448)
Early redemption costs	(10,647)	(10,491)
Net cash used in financing activities	(200,776)	(322,469)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,271	(4,895)
Cash and cash equivalents and restricted cash at beginning of the period	45,190	49,381
Cash and cash equivalents and restricted cash at end of the period	$47,461	44,486

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2019 and 2018

(in thousands)

(unaudited)

	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,089 and $5,820 in 2019 and 2018, respectively)	$112,055	104,210
Cash paid for income taxes, net of refunds	$778	4,771
Supplemental disclosure of non-cash transactions:
Mortgage loans for the acquisition of real estate	$26,152	9,700
Exchangeable operating partnership units issued for acquisition of real estate	$25,869	—
Change in accrued capital expenditures	$3,185	—
Common stock issued under dividend reinvestment plan	$1,085	996
Stock-based compensation capitalized	$1,719	2,606
Contributions from limited partners in consolidated partnerships, net	$66	—
Common stock issued for dividend reinvestment in trust	$732	627
Contribution of stock awards into trust	$2,496	1,244
Distribution of stock held in trust	$197	524
Change in fair value of securities	$509	5

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

(in thousands, except unit data)

	2019	2018
Assets	(unaudited)
Real estate assets, at cost	$11,142,239	10,863,162
Less: accumulated depreciation	1,723,963	1,535,444
Real estate investments, net	9,418,276	9,327,718
Investments in real estate partnerships	472,863	463,001
Properties held for sale	35,563	60,516
Cash, cash equivalents and restricted cash (including $4,178 and $2,658 of restricted cash at September 30, 2019 and December 31, 2018, respectively)	47,461	45,190
Tenant and other receivables	161,381	172,359
Deferred leasing costs, less accumulated amortization of $107,737 and $101,093 at September 30, 2019 and December 31, 2018, respectively	79,729	84,983
Acquired lease intangible assets, less accumulated amortization of $247,639 and $219,689 at September 30, 2019 and December 31, 2018, respectively	264,681	387,069
Right of use assets, net	294,051	—
Other assets	398,945	403,827
Total assets	$11,172,950	10,944,663
Liabilities and Capital
Liabilities:
Notes payable	$3,437,959	3,006,478
Unsecured credit facilities	449,309	708,734
Accounts payable and other liabilities	219,529	224,807
Acquired lease intangible liabilities, less accumulated amortization of $119,539 and $92,746 at September 30, 2019 and December 31, 2018, respectively	449,498	496,726
Lease liabilities	223,581	—
Tenants’ security, escrow deposits and prepaid rent	53,227	57,750
Total liabilities	4,833,103	4,494,495
Commitments and contingencies	—	—
Capital:
Partners’ capital:
General partner; 167,562,379 and 167,904,593 units outstanding at September 30, 2019 and December 31, 2018, respectively	6,278,543	6,398,897
Limited partners; 746,433 and 349,902 units outstanding at September 30, 2019 and December 31, 2018	36,341	10,666
Accumulated other comprehensive (loss)	(15,804)	(927)
Total partners’ capital	6,299,080	6,408,636
Noncontrolling interest: Limited partners’ interests in consolidated partnerships	40,767	41,532
Total capital	6,339,847	6,450,168
Total liabilities and capital	$11,172,950	10,944,663

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Lease income	$272,143	268,948	$815,682	808,661
Other property income	2,780	2,408	6,956	6,755
Management, transaction, and other fees	7,353	6,954	21,768	20,999
Total revenues	282,276	278,310	844,406	836,415
Operating expenses:
Depreciation and amortization	91,856	89,183	282,639	266,812
Operating and maintenance	41,695	40,557	125,092	124,924
General and administrative	16,705	17,564	56,722	51,947
Real estate taxes	33,601	35,129	101,263	97,096
Other operating expenses	1,819	2,045	4,486	6,476
Total operating expenses	185,676	184,478	570,202	547,255
Other expense (income):
Interest expense, net	38,253	36,618	113,178	111,477
Provision for impairment, net of tax	(14)	855	12,099	29,443
Gain on sale of real estate, net of tax	(887)	(3,228)	(17,819)	(4,448)
Early extinguishment of debt	1,391	—	11,982	11,172
Net investment income	(370)	(923)	(3,690)	(1,524)
Total other expense (income)	38,373	33,322	115,750	146,120
Income from operations before equity in income of investments in real estate partnerships	58,227	60,510	158,454	143,040
Equity in (loss) income of investments in real estate partnerships	(283)	10,024	43,673	29,548
Net income	57,944	70,534	202,127	172,588
Limited partners’ interests in consolidated partnerships	(822)	(665)	(2,532)	(2,008)
Net income attributable to common unit holders	$57,122	69,869	$199,595	170,580

Income per common unit - basic	$0.34	0.41	$1.19	1.00
Income per common unit - diluted	$0.34	0.41	$1.19	1.00

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$57,944	70,534	$202,127	172,588
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(3,851)	2,717	(18,567)	16,511
Reclassification adjustment of derivative instruments included in net income	1,677	1,148	2,085	4,701
Unrealized gain (loss) on available-for-sale debt securities	169	24	429	(51)
Other comprehensive (loss) income	(2,005)	3,889	(16,053)	21,161
Comprehensive income	55,939	74,423	186,074	193,749
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	822	665	2,532	2,008
Other comprehensive income attributable to noncontrolling interests	(279)	132	(1,140)	775
Comprehensive income attributable to noncontrolling interests	543	797	1,392	2,783
Comprehensive income attributable to the Partnership	$55,396	73,626	$184,682	190,966

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended September 30, 2019 and 2018

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at June 30, 2018	$6,517,783	10,765	10,317	6,538,865	29,923	6,568,788
Net income	69,722	147	—	69,869	665	70,534
Other comprehensive income	—	8	3,749	3,757	132	3,889
Deferred compensation plan, net	(10)	—	—	(10)	—	(10)
Distributions to partners	(94,035)	(194)	—	(94,229)	(1,297)	(95,526)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	4,173	—	—	4,173	—	4,173
Common units issued as a result of common stock issued by Parent Company, net of repurchases	395	—	—	395	—	395
Balance at September 30, 2018	$6,498,028	10,726	14,066	6,522,820	29,423	6,552,243

Balance at June 30, 2019	$6,314,927	10,528	(14,086)	6,311,369	41,479	6,352,848
Net income	56,965	157	—	57,122	822	57,944
Other comprehensive loss	—	(8)	(1,718)	(1,726)	(279)	(2,005)
Contributions from partners	—	—	—	—	103	103
Issuance of exchangeable operating partnership units	—	25,869	—	25,869	—	25,869
Distributions to partners	(98,018)	(205)	—	(98,223)	(1,358)	(99,581)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	4,224	—	—	4,224	—	4,224
Common units issued as a result of common stock issued by Parent Company, net of repurchases	445	—	—	445	—	445
Balance at September 30, 2019	$6,278,543	36,341	(15,804)	6,299,080	40,767	6,339,847

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the nine months ended September 30, 2019 and 2018

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2017	$6,698,341	10,907	(6,289)	6,702,959	30,095	6,733,054
Adjustment due to change in accounting policy (note 1)	30,889	—	12	30,901	2	30,903
Adjusted balance at January 1, 2018	6,729,230	10,907	(6,277)	6,733,860	30,097	6,763,957
Net income	170,222	358	—	170,580	2,008	172,588
Other comprehensive income	—	43	20,343	20,386	775	21,161
Deferred compensation plan, net	(14)	—	—	(14)	—	(14)
Distributions to partners	(283,272)	(582)	—	(283,854)	(3,457)	(287,311)
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	12,308	—	—	12,308	—	12,308
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(124,989)	—	—	(124,989)	—	(124,989)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	(5,457)	—	—	(5,457)	—	(5,457)
Balance at September 30, 2018	$6,498,028	10,726	14,066	6,522,820	29,423	6,552,243

Balance at December 31, 2018	$6,398,897	10,666	(927)	6,408,636	41,532	6,450,168
Net income	199,139	456	—	199,595	2,532	202,127
Other comprehensive loss	—	(36)	(14,877)	(14,913)	(1,140)	(16,053)
Contributions from partners	—	—	—	—	1,999	1,999
Issuance of exchangeable operating partnership units	—	25,869	—	25,869	—	25,869
Distributions to partners	(294,005)	(614)	—	(294,619)	(4,222)	(298,841)
Reallocation of limited partner's interest	(66)	—	—	(66)	66	—
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	12,128	—	—	12,128	—	12,128
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(32,778)	—	—	(32,778)	—	(32,778)
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	(4,772)	—	—	(4,772)	—	(4,772)
Balance at September 30, 2019	$6,278,543	36,341	(15,804)	6,299,080	40,767	6,339,847

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2019 and 2018

(in thousands)

(unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$202,127	172,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282,639	266,812
Amortization of deferred loan costs and debt premiums	8,533	7,599
(Accretion) and amortization of above and below market lease intangibles, net	(30,196)	(26,031)
Stock-based compensation, net of capitalization	10,716	10,012
Equity in income of investments in real estate partnerships	(43,673)	(29,548)
Gain on sale of real estate, net of tax	(17,819)	(4,448)
Provision for impairment, net of tax	12,099	29,443
Early extinguishment of debt	11,982	11,172
Distribution of earnings from investments in real estate partnerships	41,427	40,366
Settlement of derivative instruments	(6,870)	—
Deferred compensation expense	3,551	1,475
Realized and unrealized gain on investments	(3,634)	(1,524)
Changes in assets and liabilities:
Tenant and other receivables	520	(13,326)
Deferred leasing costs	(4,695)	(6,259)
Other assets	(7,182)	(6,565)
Accounts payable and other liabilities	14,886	15,100
Tenants’ security, escrow deposits and prepaid rent	(5,055)	(2,111)
Net cash provided by operating activities	469,356	464,755
Cash flows from investing activities:
Acquisition of operating real estate	(222,230)	(85,766)
Advance deposits paid on acquisition of operating real estate	(600)	(150)
Real estate development and capital improvements	(128,085)	(174,145)
Proceeds from sale of real estate investments	98,006	151,142
Issuance of notes receivable	—	15,648
Investments in real estate partnerships	(57,333)	(58,372)
Return of capital from investments in real estate partnerships	46,740	5,488
Dividends on investment securities	400	281
Acquisition of investment securities	(17,955)	(16,946)
Proceeds from sale of investment securities	14,748	15,639
Net cash used in investing activities	(266,309)	(147,181)
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(6,165)	(6,772)
Common units repurchased through share repurchase program	(32,777)	(124,989)
Proceeds from sale of treasury stock	9	99
Distributions to limited partners in consolidated partnerships, net	(2,223)	(3,457)
Distributions to partners	(293,535)	(282,858)
Repayment of fixed rate unsecured notes	(250,000)	(150,000)
Proceeds from issuance of fixed rate unsecured notes, net	723,571	299,511
Proceeds from unsecured credit facilities	450,000	455,000
Repayment of unsecured credit facilities	(710,000)	(370,000)
Proceeds from notes payable	—	1,740
Repayment of notes payable	(55,030)	(113,037)
Scheduled principal payments	(6,960)	(7,767)
Payment of loan costs	(7,019)	(9,448)
Early redemption costs	(10,647)	(10,491)
Net cash used in financing activities	(200,776)	(322,469)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,271	(4,895)
Cash and cash equivalents and restricted cash at beginning of the period	45,190	49,381
Cash and cash equivalents and restricted cash at end of the period	$47,461	44,486

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2019 and 2018

(in thousands)

(unaudited)

	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,089 and $5,820 in 2019 and 2018, respectively)	$112,055	104,210
Cash paid for income taxes, net of refunds	$778	4,771
Supplemental disclosure of non-cash transactions:
Mortgage loans for the acquisition of real estate	$26,152	9,700
Exchangeable operating partnership units issued for acquisition of real estate	$25,869	$—
Change in accrued capital expenditures	$3,185	—
Common stock issued by Parent Company for dividend reinvestment plan	$1,085	996
Stock-based compensation capitalized	$1,719	2,606
Contributions from limited partners in consolidated partnerships, net	$66	—
Common stock issued for dividend reinvestment in trust	$732	627
Contribution of stock awards into trust	$2,496	1,244
Distribution of stock held in trust	$197	524
Change in fair value of securities	$509	5

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2019

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

As of September 30, 2019, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 305 properties and held partial interests in an additional 117 properties through unconsolidated investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

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

Ownership of the Operating Partnership

The Operating Partnership’s capital includes general and limited common Partnership Units. As of September 30, 2019, the Parent Company owned approximately 99.6% of the outstanding common Partnership Units of the Operating Partnership with the remaining limited common Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). The EOP units are exchangeable for cash or one share of common stock of the Parent Company, at the discretion of the Parent Company, and the unit holder cannot require redemption in cash or other assets.  The Parent Company has evaluated the conditions as specified under ASC Topic 480 as it relates to exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering unregistered common stock.  Accordingly, the Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company’s only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

Real Estate Partnerships

As of September 30, 2019, Regency had a partial ownership interest in 128 properties through partnerships, of which 11 are consolidated. Regency's partners include institutional investors, other real estate developers and/or operators, and individual parties who had a role in Regency sourcing transactions for development and investment (the "Partners" or "limited partners"). Regency has a variable interest in these entities through its equity interests, with Regency the primary beneficiary in certain of these real estate partnerships. As such, Regency consolidates the partnerships for which it is the primary beneficiary and reports the limited partners’ interests as noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not control, but has significant influence, Regency recognizes its investment in them using the equity method of accounting.

The assets of these partnerships are restricted to the use of the partnerships and cannot be used by general creditors of the Company. And similarly, the obligations of the partnerships can only be settled by the assets of these partnerships or additional contributions by the partners.

The major classes of assets, liabilities, and non-controlling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	September 30, 2019	December 31, 2018
Assets
Net real estate investments	$319,290	112,085
Cash, cash equivalents and restricted cash	18,270	7,309
Liabilities
Notes payable	18,373	18,432
Equity
Limited partners’ interests in consolidated partnerships	30,941	30,280

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

The Company's existing leases were not re-evaluated and continue to be classified as operating leases, as per the practical expedient package elected above. New and modified leases will now require evaluation of specific classification criteria, which, based on the customary terms of the Company's leases, should continue to be classified as operating leases. However, certain longer-term leases (both lessee and lessor leases) may be classified as direct financing or sales type leases, which may result in selling profit and an accelerated pattern of earnings recognition.  On September 30, 2019, all of the Company’s leases were classified as operating leases.

CAM is a non-lease component of the lease contract under Topic 842, and therefore would be accounted for under Topic 606, Revenue from Contracts with Customers, and presented separate from Lease income in the Consolidated Statements of Operations, based on an allocation of the overall consideration in the lease contract, which is not necessarily the amount that would be billable to the tenants for CAM reimbursements per the terms of the lease contract. As the timing and pattern of providing the CAM service to the tenant is the same as the timing and pattern of the tenants' use of the underlying lease asset, the Company elected, as part of a practical expedient referred to above, to combine CAM with the remaining lease components, along with tenants' reimbursement of real estate taxes and insurance, and recognize them together as Lease income in the accompanying Consolidated Statements of Operations.

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

Topic 842 also changes the treatment of leasing costs, such that non-contingent internal leasing and legal costs associated with leasing activities can no longer be capitalized. The Company, as a lessor, may only defer as initial direct costs the incremental costs of a tenant’s operating lease that would not have been incurred if the lease had not been obtained. These costs generally include third party broker payments, which are capitalized to Deferred leasing costs in the accompanying Consolidated Balance Sheets and amortized over the expected term of the lease to Depreciation and amortization expense in the accompanying Consolidated Statements of Operations.

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

Upon the adoption of Topic 842, the Company recognized Lease liabilities on its Consolidated Balance Sheets for its ground and office leases of $225.4 million at January 1, 2019, and corresponding Right of use assets of $297.8 million, net of or including the opening balance for straight-line rent and above / below market ground lease intangibles related to these same ground and office leases. A key input in estimating the Lease liabilities and resulting Right of use assets is establishing the discount rate in the lease, which requires additional inputs for the longer-term ground leases, including interest rates that correspond with the remaining term of the lease, the Company's credit spread, and a securitization adjustment necessary to reflect the collateralized payment terms present in the lease.

The ground and office lease expenses continue to be recognized on a straight-line basis over the term of the leases, including management's estimate of expected option renewal periods. For ground leases, the Company generally assumes it will exercise options through the latest option date of that shopping center's anchor tenant lease.  See Note 7, Leases, for additional disclosures.

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

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	Timing of satisfaction of performance obligations	2019	2018	2019	2018
Other property income	Point in time	$2,780	2,408	$6,956	6,755
Management, transaction and other fees
Property management services	Over time	3,648	3,588	11,076	11,008
Asset management services	Over time	1,803	1,840	5,341	5,347
Leasing services	Point in time	1,239	969	2,702	2,726
Other transaction fees	Point in time	663	557	2,649	1,918
Total management, transaction, and other fees		$7,353	6,954	$21,768	20,999

The accounts receivable for the above Other property income and management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $11.1 million and $12.5 million, as of September 30, 2019 and December 31, 2018, respectively.

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

The provisions of these ASUs were effective as of January 1, 2019, with early adoption permitted. Topic 842 provides a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief or an additional transition method, allowing for initial application at the date of adoption and a cumulative-effect adjustment to opening retained earnings.

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

This ASU applies to how the Company evaluates impairments of any available-for-sale debt securities and any lease receivables arising from leases classified as sales-type or direct finance leases.

		January 2020	The Company is currently evaluating the accounting standard, but does not expect the adoption to have a material impact on its financial statements and related disclosures.

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

January 2020

The Company is currently evaluating the impact of adopting this new accounting standard, which is expected to only impact fair value measurement disclosures and therefore should have no impact on the Company's financial statements and related disclosures.

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

Early adoption of the standard is permitted.

		January 2020	The Company is currently evaluating the accounting standard, but does not expect the adoption to have a material impact on its financial statements and related disclosures.

2.	Real Estate Investments

The following tables detail the shopping centers acquired or land acquired or leased for development or redevelopment:

(in thousands)		Nine months ended September 30, 2019
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/8/19	Pablo Plaza (1)	Jacksonville, FL	Operating	100%	$600	—	—	—
2/8/19	Melrose Market	Seattle, WA	Operating	100%	15,515	—	941	358
6/18/19	The Field at Commonwealth Ph II (2)	Chantilly, VA	Development	100%	4,083	—	—	—
6/21/19	Culver Public Market	Culver City, CA	Development	100%	1,279	—	—	—
6/28/19	6401 Roosevelt	Seattle, WA	Operating	100%	3,550	—	—	—
7/1/19	The Pruneyard Shopping Center	Campbell, CA	Operating	100%	212,500	—	16,991	5,833
9/17/19	Circle Marina Center	Long Beach, CA	Operating	100%	50,000	—	3,717	962
Total property acquisitions					$287,527	—	21,649	7,153

(1) The Company purchased a 0.17 acre land parcel adjacent to the Company's existing operating Pablo Plaza for redevelopment.

(2) The Company purchased The Field at Commonwealth Ph II, which is land adjacent to an existing operating property, for future development.

(in thousands)		Nine months ended September 30, 2018
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/2/18	Ballard Blocks I	Seattle, WA	Operating	49.9%	$54,500	—	3,668	2,350
1/2/18	Ballard Blocks II	Seattle, WA	Development	49.9%	4,000	—	—	—
1/5/18	Metuchen	Metuchen, NJ	Operating	20%	33,830	—	3,147	1,905
1/10/18	Hewlett Crossing I & II	Hewlett, NY	Operating	100%	30,900	9,700	3,114	1,868
4/3/18	Rivertowns Square	Dobby Ferry, NY	Operating	100%	68,933	—	4,993	5,554
5/18/18	Crossroads Commons II	Boulder, CO	Operating	20%	10,500	—	447	769
9/7/18	Ridgewood Shopping Center	Raleigh, NC	Operating	20%	45,800	10,233	3,372	2,278
Total property acquisitions					$248,463	19,933	18,741	14,724

3.	Property Dispositions

Dispositions

The following table provides a summary of consolidated shopping centers and land parcels disposed of during the periods set forth below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except number sold data)	2019	2018	2019	2018
Net proceeds from sale of real estate investments	$14,546	108,634	$98,006	151,142
Gain on sale of real estate, net of tax	887	3,228	17,819	4,448
Provision for impairment of real estate sold	194	855	1,860	29,443
Number of operating properties sold	1	3	5	7
Number of land parcels sold	2	3	5	6
Percent interest sold	100%	100%	100%	100%

At September 30, 2019, the Company also had two properties classified within Properties held for sale on the Consolidated Balance Sheets.

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets:

(in thousands)	September 30, 2019	December 31, 2018
Goodwill, net	$311,897	314,143
Investments	48,142	41,287
Prepaid and other	24,605	17,937
Derivative assets	2,642	17,482
Furniture, fixtures, and equipment, net	6,431	6,127
Deferred financing costs, net	5,228	6,851
Total other assets	$398,945	403,827

The following table presents the goodwill balances and activity during the year to date periods ended:

	September 30, 2019			December 31, 2018
(in thousands)	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$316,858	(2,715)	314,143	$331,884	—	331,884
Goodwill additions	—	—	—	500	—	500
Goodwill allocated to Provision for impairment	—	(963)	(963)	—	(12,628)	(12,628)
Goodwill allocated to Properties held for sale	(1,283)	—	(1,283)	(1,159)	—	(1,159)
Goodwill associated with disposed reporting units:
Goodwill allocated to Provision for impairment	(1,779)	1,779	—	(9,913)	9,913	—
Goodwill allocated to Gain on sale of real estate	(936)	936	—	(4,454)	—	(4,454)
End of period balance	$312,860	(963)	311,897	$316,858	(2,715)	314,143

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
5.	Notes Payable and Unsecured Credit Facilities

The Company’s outstanding debt consisted of the following:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	September 30, 2019	December 31, 2018
Notes payable:
Fixed rate mortgage loans	4.4%	4.0%	$344,610	403,306
Variable rate mortgage loans (1)	3.2%	3.4%	149,273	127,850
Fixed rate unsecured public and private debt	3.9%	4.2%	2,944,076	2,475,322
Total notes payable			3,437,959	3,006,478
Unsecured credit facilities:
Line of Credit (the "Line") (2)	3.1%	3.3%	185,000	145,000
Term loans	2.0%	2.1%	264,309	563,734
Total unsecured credit facilities			449,309	708,734
Total debt outstanding			$3,887,268	3,715,212

(1) Includes six mortgages with interest rates that vary on LIBOR based formulas. Four of these variable rate loans have interest rate swaps in place to fix the interest rates.  The effective fixed rates of the loans range from 2.5% to 4.1%.

(2) Weighted average effective and contractual rate for the Line is calculated based on a fully drawn Line balance.

Significant financing activity during 2019 includes:

•

On March 6, 2019, the Company issued $300 million of 4.65% senior unsecured public notes, which priced at 99.661%, and mature in March 2049. The net proceeds of the offering were used to repay in full its $250 million 4.8% notes due April 15, 2021, including a make-whole premium of approximately $9.6 million and accrued interest, with the remaining proceeds used toward repaying in full two mortgages totaling $52.7 million with interest rates ranging between 6.25% and 7.25%, including a repayment premium of $1.0 million.

•

On August 13, 2019, the Company issued $425 million of 2.95% senior unsecured public notes, which priced at 99.903% and mature in September 2029.  The net proceeds of the offering were used to repay in full its $300 million term loan that was due to mature in December 2020, including an interest rate swap breakage fee of approximately $1.1 million, and to reduce the outstanding balance on the Line.

As of September 30, 2019, scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	September 30, 2019
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2019 (2)	$2,530	—	—	2,530
2020	11,285	39,074	—	50,359
2021	11,598	74,751	—	86,349
2022	11,797	5,848	750,000	767,645
2023	10,077	59,374	—	69,451
Beyond 5 Years	27,013	236,046	2,675,000	2,938,059
Unamortized debt premium/(discount) and issuance costs	—	4,490	(31,615)	(27,125)
Total	$74,300	419,583	3,393,385	3,887,268

(1) Includes unsecured public and private debt and unsecured credit facilities.

(2) Reflects scheduled principal payments for the remainder of the year.

The Company was in compliance as of September 30, 2019 with the financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities.
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

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

						Fair Value
(in thousands)						Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Counterparty Pays Variable Rate of	Regency Pays Fixed Rate of		September 30, 2019	December 31, 2018
12/6/18	6/28/19	$250,000	30 year U.S. Treasury	3.147%	(2)	$—	(5,491)
4/3/17	12/2/20	300,000	1 Month LIBOR with Floor	1.824%	(3)	—	3,759
8/1/16	1/5/22	265,000	1 Month LIBOR with Floor	1.053%		2,581	10,838
4/7/16	4/1/23	19,855	1 Month LIBOR	1.303%		61	880
12/1/16	11/1/23	33,000	1 Month LIBOR	1.490%		(137)	1,376
9/17/19	3/17/25	24,000	1 Month LIBOR	1.542%		(206)	—
6/2/17	6/2/27	37,309	1 Month LIBOR with Floor	2.366%		(2,151)	629
						$148	11,991

(1)  Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

(2) On March 7, 2019, the Company settled its 30 year Treasury rate lock in connection with its issuance of the $300 million 4.65% unsecured notes due March 2049 for $5.7 million, which is included in the balance of Accumulated other comprehensive income (loss) ("AOCI") and will be reclassified to earnings over the 30 year term of the hedged transaction.

(3) On August 14, 2019, the Company paid an interest rate swap breakage fee of approximately $1.1 million to settle its interest rate swap in connection with the repayment in full of its $300 million term loan that was due to mature in December 2020.  This breakage fee is included in Early extinguishment of debt in the accompanying Consolidated Statements of Operations.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of September 30, 2019, does not have any derivatives that are not designated as hedges. The Company has master netting agreements; however, the Company does not have multiple derivatives subject to a single master netting agreement with the same counterparties. Therefore, none are offset in the accompanying Consolidated Balance Sheets.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
(in thousands)	2019	2018		2019	2018		2019	2018
Interest rate swaps	$(3,851)	2,717	Interest expense	$1,677	1,148	Interest expense, net	$38,253	36,618

	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
(in thousands)	2019	2018		2019	2018		2019	2018
Interest rate swaps	$(18,567)	16,511	Interest expense	$2,085	4,701	Interest expense, net	$113,178	111,477

As of September 30, 2019, the Company expects approximately $5.5 million of net deferred losses on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months. Included in the reclassification is $5.9 million related to previously settled swaps on the Company's ten and thirty year fixed rate unsecured debt.

7.	Leases

Lessor Accounting

The Company's Lease income is comprised of both fixed and variable income, as follows:

Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent, and in some cases stated amounts for CAM, real estate taxes, and insurance. Income for these amounts is recognized on a straight- line basis.

Variable lease income includes the following two main items in the lease contracts:

(i) Recoveries from tenants represents amounts which tenants are contractually obligated to reimburse the Company for the tenants’ portion of actual Recoverable Costs incurred. Generally the Company’s leases provide for the tenants to reimburse the Company based on the tenants’ share of the actual costs incurred in proportion to the tenants’ share of leased space in the property.

(ii) Percentage rent represents amounts billable to tenants based on the tenants' actual sales volume in excess of levels specified in the lease contract.

The following table provides a disaggregation of lease income recognized under ASC Topic 842, Leases, as either fixed or variable lease income based on the criteria specified in ASC 842:

(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease income
Fixed and in-substance fixed lease income	$203,407	602,698
Variable lease income	59,872	185,317
Other lease related income, net
Above/below market rent amortization	11,086	31,334
Uncollectible amounts in lease income	(2,222)	(3,667)
Total lease income	$272,143	815,682

Future minimum rents under non-cancelable operating leases, excluding variable lease payments, are as follows:

(in thousands)	Future Minimum Rents as of
Year Ending December 31,	September 30, 2019		December 31, 2018
2019	$198,877	(1)	761,151
2020	765,960		693,848
2021	685,457		608,587
2022	593,471		516,369
2023	489,035		414,424
Thereafter	1,925,998		1,691,203
Total	$4,658,798		4,685,582

(1) The future minimum rental income as of September 30, 2019 includes amounts due between October 1, 2019 and December 31, 2019.

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

The ground and office lease expense is recognized on a straight-line basis over the term of the leases, including management's estimate of expected option renewal periods. Operating lease expense under the Company's ground and office leases was as follows, including straight-line rent expense and variable lease expenses such as CPI increases, percentage rent and reimbursements of landlord costs:

(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease expense
Ground leases	$3,514	10,714
Office leases	1,066	3,173
Total fixed operating lease expense	4,580	13,887
Variable lease expense
Ground leases	364	1,236
Office leases	137	410
Total variable lease expense	501	1,646
Total lease expense	$5,081	15,533
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows for operating leases	$3,684	11,096

Operating lease expense under the Company's ground and office leases was $5.1 million and $5.0 million during the three months ended September 30, 2019 and 2018, respectively, and $15.5 million and $14.2 million during the nine months ended September 30, 2019 and 2018, respectively, which includes fixed and variable rent expense.

The following table summarizes the undiscounted future cash flows by year attributable to the operating lease liabilities under ground and office leases as of September 30, 2019, and provides a reconciliation to the Lease liability included in the accompanying Consolidated Balance Sheets:

(in thousands)	Lease liabilities
Year Ending December 31,	Ground Leases	Office Leases	Total
2019 (1)	$2,668	1,281	3,949
2020	10,707	5,079	15,786
2021	10,674	3,969	14,643
2022	10,698	3,002	13,700
2023	10,914	2,301	13,215
Thereafter	564,080	6,344	570,424
Total undiscounted lease liabilities	$609,741	21,976	631,717
Present value discount	(405,850)	(2,286)	(408,136)
Lease liabilities	$203,891	19,690	223,581
Weighted average discount rate	5.2%	3.9%
Weighted average remaining term	49.4 years	5.7 years

(1) The undiscounted lease liability maturities shown as of September 30, 2019, includes amounts due between October 1, 2019 and December 31, 2019.

The following table summarizes the future obligations under non-cancelable operating leases, excluding unexercised renewal options, as of December 31, 2018:

(in thousands)	Future Lease Obligations
Year Ending December 31,	Ground Leases	Office Leases	Total
2019	$10,672	4,405	15,077
2020	10,439	4,294	14,733
2021	10,344	3,549	13,893
2022	10,258	2,893	13,151
2023	10,369	2,189	12,558
Thereafter	461,762	5,944	467,706
Total	$513,844	23,274	537,118

8.	Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	September 30, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,437,959	3,710,860	$3,006,478	2,961,769
Unsecured credit facilities	$449,309	450,521	$708,734	710,902

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of September 30, 2019 and December 31, 2018, respectively. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment income in the accompanying Consolidated Statements of Operations, and include unrealized losses of $15,000 and unrealized gains of $484,000, during the three months ended September 30, 2019 and 2018, respectively, and unrealized gains of $2.7 million and $400,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$37,825	37,825	—	—
Available-for-sale debt securities	10,317	—	10,317	—
Interest rate derivatives	2,642	—	2,642	—
Total	$50,784	37,825	12,959	—
Liabilities:
Interest rate derivatives	$(2,494)	—	(2,494)	—

	Fair Value Measurements as of December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$33,354	33,354	—	—
Available-for-sale debt securities	7,933	—	7,933	—
Interest rate derivatives	17,482	—	17,482	—
Total	$58,769	33,354	25,415	—
Liabilities:
Interest rate derivatives	$(5,491)	—	(5,491)	—

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis:

	Fair Value Measurements as of September 30, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
Operating properties	$28,131	—	28,131	—	$(10,238)

	Fair Value Measurements as of December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
Operating properties	$42,760	—	42,760	—	$(6,579)

During the nine months ended September 30, 2019, the Company impaired one property which is classified as held and used based on the expected selling price.

During the year ended December 31, 2018, the Company impaired three properties, classified as held for sale, based on the expected selling prices, all of which have been sold.
9.	Equity and Capital

Common Stock of the Parent Company

At the Market ("ATM") Program

Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. During September 2019, the Company entered into forward sale agreements under its ATM program through which the Company will issue 1,894,845 shares of its common stock at an average offering price of $67.99.  The shares under the forward sales agreements may be settled at any time before the settlement date, which is September 12, 2020.  No shares have been settled at September 30, 2019.  Proceeds from the issuance of shares are expected to be used to fund acquisitions of operating properties, to fund developments and redevelopments, and for general corporate purposes.  There were no shares issued under the ATM equity program during the nine months ended September 30, 2018.  As of September 30, 2019, $500.0 million of common stock remained available for issuance under this ATM equity program, before settlement of the forward shares described above.

Share Repurchase Program

On February 5, 2019, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is set to expire on February 4, 2020. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the Board. Through September 30, 2019, no shares have been repurchased under this program.

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

In September 2019, the Operating Partnership issued 396,531 exchangeable operating partnership units, valued at $25.9 million, as partial purchase price consideration for the acquisition of an operating shopping center.

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The following tables present changes in the balances of each component of AOCI:

	Controlling Interests			Noncontrolling Interests	Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	Cash Flow Hedges	AOCI
Balance as of December 31, 2018	$(805)	(122)	(927)	189	(738)
Other comprehensive loss before reclassifications	(17,448)	429	(17,019)	(1,119)	(18,138)
Amounts reclassified from AOCI (1)	2,142	—	2,142	(57)	2,085
Current period other comprehensive loss, net	(15,306)	429	(14,877)	(1,176)	(16,053)
Balance as of September 30, 2019	$(16,111)	307	(15,804)	(987)	(16,791)

(1) Amounts reclassified from AOCI into income are presented within Interest expense, net in the Consolidated Statements of Operations.

	Controlling Interests			Noncontrolling Interests	Total
(in thousands)	Cash Flow Hedges	Unrealized gain (loss) on Available-For-Sale Debt Securities	AOCI	Cash Flow Hedges	AOCI
Balance as of December 31, 2017	$(6,262)	(27)	(6,289)	(112)	(6,401)
Opening adjustment due to change in accounting policy (2)	12	—	12	2	14
Adjusted balance as of January 1, 2018	(6,250)	(27)	(6,277)	(110)	(6,387)
Other comprehensive income before reclassifications	15,731	(51)	15,680	780	16,460
Amounts reclassified from AOCI (1)	4,663	—	4,663	38	4,701
Current period other comprehensive income, net	20,394	(51)	20,343	818	21,161
Balance as of September 30, 2018	$14,144	(78)	14,066	708	14,774

(1) Amounts reclassified from AOCI into income are presented within Interest expense, net in the Consolidated Statement of Operations.

(2) Upon adoption of ASU 2017-12, the Company recognized the immaterial adjustment to opening retained earnings and AOCI for previously recognized hedge ineffectiveness from off-market hedges, as further discussed in note 1.
10.	Stock-Based Compensation

During the nine months ended September 30, 2019, the Company granted 256,322 shares of restricted stock with a weighted-average grant-date fair value of $65.11 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations.
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

The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

(in thousands)	September 30, 2019	December 31, 2018	Location in Consolidated Balance Sheets
Assets:
Securities	$35,254	31,351	Other assets
Liabilities:
Deferred compensation obligation	$35,137	31,166	Accounts payable and other liabilities

12.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Income from operations attributable to common stockholders - basic	$56,965	$69,722	$199,139	$170,222
Income from operations attributable to common stockholders - diluted	$56,965	69,722	$199,139	170,222
Denominator:
Weighted average common shares outstanding for basic EPS	167,559	169,438	167,512	169,847
Weighted average common shares outstanding for diluted EPS (1)	167,944	169,839	167,834	170,166
Income per common share – basic	$0.34	0.41	$1.19	1.00
Income per common share – diluted	$0.34	0.41	$1.19	1.00

(1) Includes the dilutive impact of unvested restricted stock using the treasury stock method.

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding for the three and nine months ended September 30, 2019 was 405,934 and 368,854, respectively.  Weighted average exchangeable Operating Partnership units outstanding for both the three and nine months ended September 30, 2018 was 349,902.

The 1.9 million shares issuable under the forward sale agreements are excluded for the three and nine months ended September 30, 2019 because they would be anti-dilutive.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Income from operations attributable to common unit holders - basic	$57,122	$69,869	$199,595	$170,580
Income from operations attributable to common unit holders - diluted	$57,122	69,869	$199,595	170,580
Denominator:
Weighted average common units outstanding for basic EPU	167,965	169,788	167,881	170,197
Weighted average common units outstanding for diluted EPU (1)	168,350	170,189	168,203	170,516
Income per common unit – basic	$0.34	0.41	$1.19	1.00
Income per common unit – diluted	$0.34	0.41	$1.19	1.00

(1)

Includes the dilutive impact of unvested restricted stock using the treasury stock method and excludes the 1.9 million shares issuable under the forward sale agreements because they would be anti-dilutive.

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

Environmental

The Company is subject to numerous environmental laws and regulations pertaining primarily to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations. The Company can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental contaminants or liabilities, that any previous owner, occupant or tenant did not create any material environmental condition not known to it, that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties, or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of September 30, 2019 and December 31, 2018, the Company had $12.5 million and $9.4 million, respectively in letters of credit outstanding.

Purchase Commitments

The Company enters into purchase and sale agreements to buy or sell real estate assets in the normal course of business, which generally provide limited recourse if either party ends the contract.  At September 30, 2019, the Company has an agreement related to its Town and Country Center in Los Angeles, CA that provides an option for the seller to require the Company to purchase up to an additional 81.63% ownership interest in the center by December 2019. The Company currently expects to be required to purchase an additional 16.63% interest by that date for approximately $17.1 million.

14.	Subsequent Events

On October 20, 2019, a tornado impacted the North Dallas area.  One of the Company’s properties, Preston Oaks, was severely damaged, is currently not operational, and is not expected to be available for occupancy in the near term. At September 30, 2019 the property had a net book value of approximately $28.3 million and generated approximately $1.7 million and $2.0 million in NOI during the nine months ended September 30, 2019 and the twelve months ended December 31, 2018, respectively.  The Company currently anticipates that it could take up to 18 months to reconstruct the property.  The Company expects that its property and business interruption claims will substantially cover both the cost to return the property to its original condition and the recovery of lost income.  However, the Company can give no assurances as to the timing of payments and final resolution of the claim. An impairment will be recognized in the fourth quarter to the extent the net book value of the damaged property exceeds the anticipated proceeds from insurance.  The Company expects to record income for covered business interruption insurance recoveries in the period in which the settlement is reached and all contingencies are satisfied, which could result in business interruption recoveries being recorded in a period after which the Company experiences lost revenue from the damaged property.

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

•	Fixed Charge Coverage Ratio is defined as Operating EBITDAre divided by the sum of the gross interest and scheduled mortgage principal paid to our lenders.
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

•

Operating EBITDAre (previously Adjusted EBITDA) begins with NAREIT EBITDAre and excludes certain non-cash components of earnings derived from above and below market rent amortization and straight-line rents.

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

Overview of Our Strategy

Regency Centers Corporation began its operations as a publicly-traded REIT in 1993, and, as of September 30, 2019, had full or partial ownership interests in 422 retail properties primarily anchored by market leading grocery stores. Our properties are principally located in affluent and infill trade areas of the United States, and contain 53.0 million square feet ("SF") of gross leasable area ("GLA"). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P., our wholly-owned subsidiaries, and through our co-investment partnerships.

As of September 30, 2019, the Parent Company owns approximately 99.6% of the outstanding common partnership units of the Operating Partnership.

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

Executing on our Strategy

During the nine months ended September 30, 2019:

We had Net income attributable to common stockholders of $199.1 million as compared to $170.2 million during the nine months ended September 30, 2019 and 2018, respectively.

We sustained same property NOI growth:

•	We achieved pro-rata same property NOI growth, excluding termination fees, of 2.1%.
•	We executed 1,237 leasing transactions representing 4.4 million pro-rata SF of new and renewal leasing, with trailing twelve month rent spreads of 7.9% on comparable retail operating property spaces.
•	At September 30, 2019, our total property portfolio was 94.8% leased, while our same property portfolio was 95.2% leased.

We continued our development and redevelopment of high quality shopping centers at attractive returns on investment:

•	We started a new development representing a total pro-rata project investment of $27.3 million upon completion with a projected return on investment of 6.0%.
•	We started nine redevelopments representing a total incremental pro-rata project investment of $98.1 million upon completion, with a weighted average projected return on investment of 8.8%.
•	Including these projects, a total of 24 properties were in the process of development or redevelopment, representing a pro-rata investment upon completion of $470.3 million.
•	We completed two new developments representing a total pro-rata project investment of $40.2 million, with a weighted average return on investment of 7.9%.
•	We completed three redevelopments representing a total pro-rata project investment of $7.1 million, with a weighted average return on investment of 6.7%.

We maintained a conservative balance sheet providing financial flexibility to cost effectively fund investment opportunities and debt maturities:

•

On March 6, 2019, we issued $300 million of 4.65% senior unsecured public notes, which priced at 99.661%, and mature in March 2049. The net proceeds of the offering were used to repay in full our $250 million 4.8% notes due April 15, 2021, including a make-whole premium of approximately $9.6 million and accrued interest, with the remaining proceeds used toward repaying in full two mortgages for $52.7 million with interest rates ranging between 6.25% and 7.25%, including a repayment premium of $1 million.

•

On August 13, 2019, we issued $425 million of 2.95% senior unsecured public notes, which priced at 99.903% and mature in September 2029.  The net proceeds of the offering were used to repay in full our $300 million term loan that was due to mature in December 2020, including an interest rate swap breakage fee of approximately $1.1 million, and to reduce the outstanding balance on our Line.

•

During September 2019, we entered into forward sale agreements under our ATM program through which we will issue 1,894,845 shares of common stock at an average offering price of $67.99.  The shares under the forward sales agreements may be settled at any time before the settlement date, which is September 12, 2020.  Proceeds from the issuance of shares are expected to be used to fund acquisitions of operating properties, to fund developments and redevelopments, and for general corporate purposes.

•	At September 30, 2019, our annualized net debt-to-operating EBITDAre ratio on a pro-rata basis was 5.5x.

Property Portfolio

The following table summarizes general information related to the Consolidated Properties in our portfolio:

(GLA in thousands)	September 30, 2019	December 31, 2018
Number of Properties	305	305
Properties in Development	6	6
GLA	37,765	37,946
% Leased – Operating and Development	94.8%	95.5%
% Leased – Operating	94.9%	95.9%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$22.37	$21.51

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our portfolio:

(GLA in thousands)	September 30, 2019	December 31, 2018
Number of Properties	117	120
Properties in Development	1	2
GLA	15,223	15,622
% Leased – Operating and Development	95.0%	95.4%
% Leased –Operating	95.1%	95.7%
Weighted average annual effective rent PSF, net of tenant concessions	$21.57	$21.46

For the purpose of the following disclosures of occupancy and leasing activity, "anchor space" is considered space greater than or equal to 10,000 SF and "shop space" is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	September 30, 2019	December 31, 2018
% Leased – All Properties	94.8%	95.6%
Anchor space	97.2%	98.4%
Shop space	90.8%	90.9%

The decline in anchor space percent leased is primarily attributable to a 100 basis point decrease from the closure of two anchor spaces as a result of the Sears bankruptcy filing.

The following table summarizes leasing activity, including our pro-rata share of activity within the portfolio of our co-investment partnerships:

	Nine months ended September 30, 2019
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF (1)
Anchor Leases
New	17	302	$20.91	$49.89	$6.21
Renewal	82	2,125	12.85	0.64	0.11
Total Anchor Leases	99	2,427	$13.85	$6.77	$0.87
Shop Space
New	385	692	$33.42	$30.21	$9.77
Renewal	753	1,283	32.66	0.97	0.62
Total Shop Space Leases	1,138	1,975	$32.93	$11.22	$3.83
Total Leases	1,237	4,402	$22.41	$8.77	$2.20

(1) On January 1, 2019, the Company adopted ASC Topic 842, Leases, under which non-contingent internal leasing costs can no longer be capitalized.

	Nine months ended September 30, 2018
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	20	338	$18.84	$33.66	$6.89
Renewal	64	1,918	13.88	0.40	0.33
Total Anchor Leases	84	2,256	$14.62	$5.38	$1.31
Shop Space
New	388	635	$32.85	$26.41	$13.33
Renewal	869	1,425	33.11	0.85	2.15
Total Shop Space Leases	1,257	2,060	$33.03	$8.73	$5.60
Total Leases	1,341	4,316	$23.41	$6.98	$3.36

The weighted average base rent on signed shop space leases during 2019 was $32.93 and exceeds the average annual base rent of all shop space leases due to expire during the next 12 months of $31.86 PSF. In the anchor category, base rent PSF on renewal leases decreased due to the higher volume of options exercised for anchor deals in 2019 as compared to 2018. On a comparable basis, new and renewal anchor rent spreads were positive.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our most significant tenants, based on their percentage of annualized base rent:

	September 30, 2019
Grocery Anchor	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Publix	69	6.5%	3.2%
Kroger	56	6.6%	3.0%
Albertsons Companies	46	4.2%	2.8%
Whole Foods	33	2.5%	2.4%
TJX Companies	61	3.1%	2.4%

           (1) Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

Our management team devotes significant time to researching and monitoring retail trends, consumer preferences, customer shopping behaviors, changes in retail delivery methods, and changing demographics in order to anticipate the challenges and opportunities impacting the retail industry. A greater shift to e-commerce and tight credit markets could negatively impact consumer spending and, along with large-scale business failures, have an adverse effect on our results from operations. We seek to mitigate these potential impacts through tenant diversification, replacing weaker tenants with stronger operators, anchoring our centers with market leading grocery stores that drive foot traffic, and maintaining a presence in affluent suburbs and dense infill trade areas. As a result of our research and findings, we may reduce new leasing, suspend leasing, or curtail allowances for construction of leasehold improvements within a certain retail category or to a specific retailer in order to reduce our risk from bankruptcies and store closings.

We closely monitor the operating performance and rent collections of tenants in our shopping centers as well as those retailers experiencing significant changes to their business models as a result of reduced customer traffic in their stores and increased competition from e-commerce sales.  Retailers who are unable to withstand these and other business pressures, such as significant debt maturities, may file for bankruptcy. Although base rent is supported by long-term lease contracts, tenants who file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and to release the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. Tenants who are currently in bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 0.9% of our annual base rent on a pro-rata basis, which includes 50 basis points for the 57,000 SF Barneys space in New York.

Results from Operations

Comparison of the three months ended September 30, 2019 and 2018:

Our revenues increased as summarized in the following table:

	Three months ended September 30,
(in thousands)	2019	2018	Change
Lease income (1)	$272,143	268,948	3,195
Other property income	2,780	2,408	372
Management, transaction, and other fees	7,353	6,954	399
Total revenues	$282,276	278,310	3,966

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

Lease income increased $3.2 million, driven by the following contractually billable components of rent to the tenants per the lease agreements:

$4.0 million increase from billable Base rent, as follows:

•	$2.9 million increase from rent commencing at development properties;
•	$2.4 million increase from acquisitions of operating properties; and
•	$2.9 million net increase from same properties due to rental rate growth on new and renewal leases and rent steps in existing leases,
•	reduced by $4.2 million from the sale of operating properties.

$2.3 million decrease in Straight-line rent primarily driven by timing of contractual rent steps and early lease terminations.

$4.0 million net increase in Above and below market rent accretion within our same property portfolio, primarily driven by lease term modifications.

$2.2 million decrease related to uncollectible lease income recorded as a direct charge against Lease income beginning in January 1, 2019, with the adoption of ASC 842, Leases. During the three months ended September 30, 2018, uncollectible lease income of $1.1 million was recorded as Provision for doubtful accounts included in Other operating expenses below.  The net increase in these components is driven by changes in collection expectations within our tenant profile.

Changes in our operating expenses are summarized in the following table:

	Three months ended September 30,
(in thousands)	2019	2018	Change
Depreciation and amortization	$91,856	89,183	2,673
Operating and maintenance	41,695	40,557	1,138
General and administrative	16,705	17,564	(859)
Real estate taxes	33,601	35,129	(1,528)
Provision for doubtful accounts (1)	—	1,136	(1,136)
Other operating expenses	1,819	909	910
Total operating expenses	$185,676	184,478	1,198

(1) Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income, which totaled $2.2 million during the three months ended September 30, 2019.

Depreciation and amortization costs increased, on a net basis, as follows:

•	$1.1 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;
•	$2.5 million increase from acquisitions of operating properties and corporate assets; and
•	$1.0 million increase from same properties, primarily attributable to additional depreciation and amortization at redevelopment properties and for early tenant move-outs;
•	reduced by $2.0 million from the sale of operating properties.

Operating and maintenance costs increased, on a net basis, as follows:

•	$617,000 increase from operations commencing at development properties;
•	$684,000 increase from acquisitions of operating properties; and
•	$619,000 net increase from same properties driven by an increase in recoverable costs;
•	reduced by $782,000 from the sale of operating properties.

General and administrative costs decreased, on a net basis, as follows:

•	$2.3 million decrease in compensation costs primarily driven by lower incentive compensation; and
•	$845,000 decrease due to higher development overhead capitalization based on the status and progress of development and redevelopment projects during the year; offset by
•

$2.2 million increase due to eliminating capitalization of non-contingent internal leasing costs and legal costs associated with leasing activities upon the adoption of ASC 842, Leases, on January 1, 2019.

Real estate taxes decreased, on a net basis, as follows:

•	$374,000 increase from development properties where capitalization ceased as tenant spaces became available for occupancy; and
•	$809,000 increase from acquisitions of operating properties, offset by
•

$2.2 million decrease within the same property portfolio primarily from successful supplemental tax appeals that resulted in real estate tax refunds received during 2019, as compared to supplemental real estate tax assessments received in 2018 following the Equity One merger; and

•	$537,000 decrease from the sale of operating properties.

Provision for doubtful accounts was $1.1 million during the three months ended September 30, 2018. Beginning with the adoption of ASC 842, Leases on January 1, 2019, uncollectible lease income is a direct charge against Lease income. The uncollectible lease income was $2.2 million during the three months ended September 30, 2019, reflecting changes in collection expectations.

The following table presents the components of other expense (income):

	Three months ended September 30,
(in thousands)	2019	2018	Change
Interest expense, net
Interest on notes payable	$32,799	31,619	1,180
Interest on unsecured credit facilities	5,117	5,025	92
Capitalized interest	(1,093)	(1,670)	577
Hedge expense	1,650	2,102	(452)
Interest income	(220)	(458)	238
Interest expense, net	$38,253	36,618	1,635
Provision for impairment, net of tax	(14)	855	(869)
Gain on sale of real estate, net of tax	(887)	(3,228)	2,341
Early extinguishment of debt	1,391	-	1,391
Net investment income	(370)	(923)	553
Total other expense (income)	$38,373	33,322	5,051

The $1.6 million net increase in total interest expense is driven by $1.2 million net increase in Interest on notes payable due to higher borrowings to fund investing activities.

During the three months ended September 30, 2018, we recognized $855,000 of impairment losses on one operating property and one land parcel, both of which have sold.

During the three months ended September 30, 2019, we recognized gains of $887,000 upon the sale of one land parcel, one operating property, and receipt of property insurance proceeds.  During the three months ended September 30, 2018, we recognized gains of $3.2 million from the sale of three operating properties.

During the three months ended September 30, 2019, we repaid early the $300 million term loan that was due to mature in December 2020, and the related interest rate swap, resulting in $1.4 million of debt extinguishment costs.

Our equity in income of investments in real estate partnerships decreased as follows:

		Three months ended September 30,
(in thousands)	Regency's Ownership	2019	2018	Change
GRI - Regency, LLC (GRIR)	40.00%	$7,931	7,733	198
New York Common Retirement Fund (NYC)	30.00%	(10,795)	207	(11,002)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	465	360	105
Columbia Regency Partners II, LLC (Columbia II)	20.00%	442	449	(7)
Cameron Village, LLC (Cameron)	30.00%	206	218	(12)
RegCal, LLC (RegCal)	25.00%	365	327	38
US Regency Retail I, LLC (USAA)	20.01%	271	233	38
Other investments in real estate partnerships	18.38% - 50.00%	832	497	335
Total equity in income of investments in real estate partnerships		$(283)	10,024	(10,307)

The $10.3 million decrease in our equity in income of investments in real estate partnerships is largely attributed to the $10.9 million decrease at NYC due to provision for impairments of real estate resulting from changes in the expected hold periods of various properties.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended September 30,
(in thousands)	2019	2018	Change
Net income	$57,944	70,534	(12,590)
Income attributable to noncontrolling interests	(979)	(812)	(167)
Net income attributable to common stockholders	$56,965	69,722	(12,757)
Net income attributable to exchangeable operating partnership units	(157)	(147)	(10)
Net income attributable to common unit holders	$57,122	69,869	(12,747)

Comparison of the nine months ended September 30, 2019 and 2018:

Our revenues increased as summarized in the following table:

	Nine months ended September 30,
(in thousands)	2019	2018	Change
Lease income (1)	$815,682	808,661	7,021
Other property income	6,956	6,755	201
Management, transaction, and other fees	21,768	20,999	769
Total revenues	$844,406	836,415	7,991

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

Lease income increased $7.0 million, driven by the following contractually billable components of rent from tenants per the lease agreements:

$9.9 million increase from billable Base rent, as follows:

•	$10.7 million increase from rent commencing at development properties;
•	$3.6 million increase from acquisitions of operating properties; and
•	$12.0 million net increase from same properties due to rental rate growth on new and renewal leases and rent steps in existing leases;
•	reduced by $16.3 million from the sale of operating properties.

$4.6 million increase from billable Recoveries from tenants, which represent amounts contractually billable to tenants per the terms of the leases for their reimbursements to us for the tenants' pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, as follows:

•	$3.4 million increase from rent commencing at development properties;
•	$2.0 million increase from acquisitions of operating properties; and
•	$3.5 million increase from same properties due to a $2.1 million increase in real estate recoveries and a $1.4 million increase in CAM recoveries, both driven by increases in recoverable costs;
•	reduced by $4.4 million from the sale of operating properties.

$7.0 million decrease in Straight-line rent primarily driven by timing of contractual rent steps and expected early lease terminations.

$4.1 million increase in Above and below market rent accretion within our same property portfolio, primarily driven by lease term modifications.

$3.7 million decrease to uncollectible lease income recorded as a direct charge against Lease income beginning in January 1, 2019, with the adoption of SC 842, Leases.  During the nine months ended September 30, 2018, uncollectible lease income of $3.7 million was recorded as Provision for doubtful accounts included in Other operating expenses below.

$894,000 decrease in Percentage rent and Other lease income due primarily to changes in lease related fees.

Changes in our operating expenses are summarized in the following table:

	Nine months ended September 30,
(in thousands)	2019	2018	Change
Depreciation and amortization	$282,639	266,812	15,827
Operating and maintenance	125,092	124,924	168
General and administrative	56,722	51,947	4,775
Real estate taxes	101,263	97,096	4,167
Provision for doubtful accounts (1)	—	3,651	(3,651)
Other operating expenses	4,486	2,825	1,661
Total operating expenses	$570,202	547,255	22,947

(1) Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income, which totaled $1.4 million during the six months ended June 30, 2019.

Depreciation and amortization costs increased, on a net basis, as follows:

•	$5.1 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;
•	$4.4 million increase from acquisitions of operating properties and corporate assets; and
•	$15.0 million increase from same properties, primarily attributable to additional depreciation at redevelopment properties;
•	reduced by $8.7 million from the sale of operating properties.

General and administrative increased, on a net basis, as follows:

•

$6.1 million increase due to eliminating capitalization of non-contingent internal leasing costs and legal costs associated with leasing activities upon the adoption of ASC 842, Leases, on January 1, 2019; and

•	$1.1 million net decrease in compensation-related costs, primarily due to
o	$3.1 million decrease in incentive compensation costs, offset by
o	$2.0 million appreciation in the value of participant obligations within the deferred compensation plan.

Real estate taxes increased, on a net basis, as follows:

•	$2.2 million increase from development properties where capitalization ceased as tenant spaces became available for occupancy;
•	$1.2 million increase from acquisitions of operating properties; and
•	$2.8 million increase within the same property portfolio from increased tax assessments;
•	reduced by $2.1 million from the sale of operating properties.

Provision for doubtful accounts was $3.7 million during the nine months ended September 31, 2018. Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income. The uncollectible lease income was also $3.7 million during the nine months ended September 30, 2019.

Other operating expenses increased $1.7 million, primarily attributable to environmental costs at one of our properties.

The following table presents the components of other expense (income):

	Nine months ended September 30,
(in thousands)	2019	2018	Change
Interest expense, net
Interest on notes payable	$96,786	97,689	(903)
Interest on unsecured credit facilities	14,435	14,314	121
Capitalized interest	(3,089)	(5,820)	2,731
Hedge expense	5,914	6,306	(392)
Interest income	(868)	(1,012)	144
Interest expense, net	$113,178	111,477	1,701
Provision for impairment, net of tax	12,099	29,443	(17,344)
Gain on sale of real estate, net of tax	(17,819)	(4,448)	(13,371)
Early extinguishment of debt	11,982	11,172	810
Net investment income	(3,690)	(1,524)	(2,166)
Total other expense (income)	$115,750	146,120	(30,370)

The $1.7 million net increase in total interest expense is driven by a $2.7 million increase due to lower capitalization of interest based on the size and progress of development and redevelopment projects in process, offset by a $903,000 net decrease in Interest on notes payable from several mortgage payoffs and unsecured debt offering transactions.

During the nine months ended September 30, 2019, we recognized $12.1 million of impairment losses on four operating properties, three of which have been sold. During the nine months ended September 30, 2018, we recognized $29.4 million of impairment losses on five operating properties and two land parcels, all of which have been sold.

During the nine months ended September 30, 2019, we sold three operating properties and one land parcels for gains totaling $17.8 million.  During the nine months ended September 30, 2018, we sold four operating properties and two land parcel for gains totaling $4.4 million.

During the nine months ended September 30, 2019, we repaid early the $300 million term loan that was due to mature in December 2020, and the related interest rate swap, as well as early redeemed the $250 million 4.8% senior unsecured notes, and prepaid one mortgage resulting in $12.0 million of debt extinguishment costs.  During the nine months ended September 30, 2018, we early redeemed the $150 million 6% senior unsecured notes and amended our Line resulting in $11.2 million of debt extinguishment costs.

Net investment income increased $2.2 million, primarily driven by changes in unrealized gains on plan assets held in the non-qualified deferred compensation plan.

Our equity in income of investments in real estate partnerships increased as follows:

		Nine months ended September 30,
(in thousands)	Regency's Ownership	2019	2018	Change
GRI - Regency, LLC (GRIR)	40.00%	$28,964	22,471	6,493
New York Common Retirement Fund (NYC)	30.00%	(10,159)	213	(10,372)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	1,196	944	252
Columbia Regency Partners II, LLC (Columbia II)	20.00%	1,282	1,298	(16)
Cameron Village, LLC (Cameron)	30.00%	766	703	63
RegCal, LLC (RegCal)	25.00%	3,329	1,155	2,174
US Regency Retail I, LLC (USAA)	20.01%	749	688	61
Other investments in real estate partnerships	18.38% - 50.00%	17,546	2,076	15,470
Total equity in income of investments in real estate partnerships		$43,673	29,548	14,125

The $14.1 million increase in our equity in income of investments in real estate partnerships is largely attributed to the following changes:

•

$6.5 million increase in GRIR due to a $4.6 million increase in gains recognized during 2019 on the sale of operating real estate, coupled with reduced depreciation among the portfolio of properties within the partnership;

•	$10.4 million decrease in NYC due to $10.9 million of provision for impairments of real estate resulting from changes in the expected hold periods of various properties; and

•

$15.5 million increase within Other investments in real estate partnerships due to a $15.0 million gain recognized during 2019 on the sale of our ownership interest in a single operating property partnership, with the remaining increase resulting from a new development property beginning operations.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Nine months ended September 30,
(in thousands)	2019	2018	Change
Net income	$202,127	172,588	29,539
Income attributable to noncontrolling interests	(2,988)	(2,366)	(622)
Net income attributable to common stockholders	$199,139	170,222	28,917
Net income attributable to exchangeable operating partnership units	(456)	(358)	(98)
Net income attributable to common unit holders	$199,595	170,580	29,015

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

Pro-Rata Same Property NOI:

Our pro-rata same property NOI, excluding termination fees, changed from the following major components:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Base rent (1)	$211,271	207,850	3,421	$632,520	619,232	13,288
Recoveries from tenants (1)	65,014	65,700	(686)	199,823	195,830	3,993
Percentage rent (1)	1,392	1,362	30	6,843	7,104	(261)
Termination fees (1)	406	865	(459)	2,390	2,483	(93)
Uncollectible lease income (2)	(2,089)	—	(2,089)	(3,369)	—	(3,369)
Other lease income (1)	2,768	2,792	(24)	7,457	7,721	(264)
Other property income	2,510	1,927	583	5,870	5,543	327
Total real estate revenue	281,272	280,496	776	851,534	837,913	13,621
Operating and maintenance	40,540	39,859	681	123,330	121,646	1,684
Termination expense	20	-	20	520	1,700	(1,180)
Real estate taxes	35,423	37,590	(2,167)	108,690	105,511	3,179
Ground rent	2,149	2,384	(235)	6,754	7,097	(343)
Provision for doubtful accounts (2)	—	1,236	(1,236)	—	3,578	(3,578)
Total real estate operating expenses	78,132	81,069	(2,937)	239,294	239,532	(238)
Pro-rata same property NOI	$203,140	199,427	3,713	$612,240	598,381	13,859
Less: Termination fees	386	865	(479)	1,870	783	1,087
Pro-rata same property NOI, excluding termination fees	$202,754	198,562	4,192	$610,370	597,598	12,772
Pro-rata same property NOI growth, excluding termination fees			2.1%			2.1%

(1) Represents amounts included within Lease income, in the accompanying Consolidated Statements of Operations and further discussed in Note 1, that are contractually billable to the tenants per the terms of the lease agreements.

(2) Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income. Provision for doubtful accounts was included in Total real estate operating expenses during the three and nine months ended September 30, 2018.

Billable Base rent increased $3.4 million and $13.3 million during the three and nine months ended September 30, 2019, driven by increases in rental rate growth on new and renewal leases and contractual rent steps in existing leases.

Billable Recoveries from tenants decreased $686,000 and increased $4.0 million during the three and nine months ended September 30, 2019, as a result of changes in recoverable costs and real estate taxes, as noted below.

Operating and maintenance expenses increased $681,000 and $1.7 million during the three and nine months ended September 30, 2019, primarily due to increases in insurance, security, landscaping and general maintenance costs offset by decreases in snow removal costs.

Termination expense decreased $1.2 million during the nine months ended September 30, 2019, due to costs to terminate specific tenant leases.

Real estate taxes decreased $2.2 million during the three months ended September 30, 2019, due to successful supplemental tax appeal receipts and increased $3.2 million during the nine months ended September 30, 2019, due to higher real estate tax assessments.

Same Property Rollforward:

Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	Three months ended September 30,
	2019		2018
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	401	40,966	406	41,758
Disposed properties	(1)	(102)	(3)	(499)
SF adjustments (1)	—	10	—	(41)
Ending same property count	400	40,874	403	41,218

(1) SF adjustments arise from remeasurements or redevelopments.

	Nine months ended September 30,
	2019		2018
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	399	40,866	395	40,601
Acquired properties owned for entirety of comparable periods	6	415	7	917
Developments that reached completion by beginning of earliest comparable period presented	3	358	8	512
Disposed properties	(8)	(868)	(7)	(804)
SF adjustments (1)	—	103	—	(8)
Ending same property count	400	40,874	403	41,218

(1) SF adjustments arise from remeasurements or redevelopments.

NAREIT FFO:

Our reconciliation of net income attributable to common stock and unit holders to NAREIT FFO is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share information)	2019	2018	2019	2018
Reconciliation of Net income to NAREIT FFO
Net income attributable to common stockholders	$56,965	69,722	$199,139	170,222
Adjustments to reconcile to NAREIT FFO: (1)
Depreciation and amortization (excluding FF&E)	98,951	96,795	303,617	290,182
Provision for impairment to operating properties	10,886	407	22,999	28,901
Gain on sale of operating properties, net of tax	(408)	(3,610)	(39,871)	(3,958)
Gain (loss) on sale of land	(461)	—	(460)	—
Exchangeable operating partnership units	157	147	456	358
NAREIT FFO attributable to common stock and unit holders	$166,090	163,461	$485,880	485,705

(1)  Includes Regency's pro-rata share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interest.

Same Property NOI Reconciliation:

Our reconciliation of property revenues and property expenses to Same Property NOI, on a pro-rata basis, is as follows:

	Three months ended September 30,
	2019			2018
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Net income attributable to common stockholders	$101,863	(44,898)	56,965	$132,054	(62,332)	69,722
Less:
Management, transaction, and other fees	—	7,353	7,353	—	6,954	6,954
Other (2)	11,962	2,807	14,769	10,766	2,250	13,016
Plus:
Depreciation and amortization	85,124	6,732	91,856	75,020	14,163	89,183
General and administrative	304	16,401	16,705	—	17,564	17,564
Other operating expense, excluding provision for doubtful accounts (3)	235	1,584	1,819	238	671	909
Other expense (income)	2,949	35,424	38,373	(10,324)	43,646	33,322
Equity in income (loss) of investments in real estate excluded from NOI (4)	24,627	727	25,354	13,205	1,118	14,323
Net income attributable to noncontrolling interests	—	979	979	—	812	812
Pro-rata NOI	$203,140	6,789	209,929	$199,427	6,438	205,865

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

	Nine months ended September 30,
	2019			2018
(in thousands)	Same Property	Other (1)	Total	Same Property	Other (1)	Total
Net income attributable to common stockholders	$322,783	(123,644)	199,139	$344,681	(174,459)	170,222
Less:
Management, transaction, and other fees	—	21,768	21,768	—	20,999	20,999
Other (2)	34,006	8,091	42,097	52,718	(7,895)	44,823
Plus:
Depreciation and amortization	266,557	16,082	282,639	243,876	22,936	266,812
General and administrative	854	55,868	56,722	—	51,947	51,947
Other operating expense, excluding provision for doubtful accounts (3)	1,578	2,908	4,486	552	2,273	2,825
Other expense (income)	25,669	90,081	115,750	20,268	125,852	146,120
Equity in income (loss) of investments in real estate excluded from NOI (4)	28,805	2,894	31,699	41,722	3,361	45,083
Net income attributable to noncontrolling interests	—	2,988	2,988	—	2,366	2,366
Pro-rata NOI	$612,240	17,318	629,558	$598,381	21,172	619,553

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

In addition to our $43.3 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	September 30, 2019
ATM equity program
Original offering amount	$500,000
Available capacity (1)	$500,000
Line of Credit
Total commitment amount	$1,250,000
Available capacity (2)	$1,052,510
Maturity (3)	March 23, 2022

(1) We have 1,894,845 shares pledged under a Forward Equity Offering that must settle prior to September 12, 2020 at an average offering price of $67.99 per share before any underwriting discount and offering expenses, which will reduce capacity once settled.

(2) Net of letters of credit.

(3) The Company has the option to extend the maturity for two additional six-month periods.

Our dividend distribution policy is set by our Board of Directors, who monitors our financial position. Our Board of Directors recently declared a common stock dividend of $0.585 per share, payable on November 22, 2019, to shareholders of record as of November 12, 2019. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.

We expect to generate sufficient cash flow from operations to fund our dividend distributions. During the nine months ended September 30, 2019 and 2018, we generated cash flow from operations of $469.4 million and $464.8 million, respectively, and paid $293.5 million and $282.9 million in dividends to our common stock and unit holders, respectively.

We estimate that we will require capital during the next twelve months of approximately $383.4 million to fund construction and related costs for in-process development and redevelopment, to repay maturing debt, and to make capital contributions to our co-investment partnerships.  We expect to generate the necessary cash to fund our capital needs from future cash flow from operations after dividends paid, borrowings from our Line, proceeds from the sale of real estate, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new debt.

If we start new developments or redevelopments, commit to new acquisitions, prepay debt prior to maturity, or repurchase shares of our common stock, our cash requirements will increase. In addition, we have an agreement related to our Town and Country Center in Los Angeles, CA that provides an option for the seller to require us to purchase up to an additional 81.63% ownership interest in the center by December 2019 and we currently expect the seller to require us to purchase an additional 16.63% ownership interest by that date for approximately $17.1 million.

We endeavor to maintain a high percentage of unencumbered assets. As of September 30, 2019, 88.7% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our annualized Fixed charge coverage ratio, including our pro-rata share of our partnerships, was 4.3 and 4.2 times for each of the periods ended September 30, 2019 and December 31, 2018, respectively.

Our Line, Term Loans, and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. We are in compliance with these covenants at September 30, 2019 and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Nine months ended September 30,
(in thousands)	2019	2018	Change
Net cash provided by operating activities	$469,356	464,755	4,601
Net cash used in investing activities	(266,309)	(147,181)	(119,128)
Net cash used in financing activities	(200,776)	(322,469)	121,693
Net increase (decrease) in cash and cash equivalents and restricted cash	$2,271	(4,895)	7,166
Total cash and cash equivalents and restricted cash	$47,461	44,486	2,975

Net cash provided by operating activities:

Net cash provided by operating activities increased $4.6 million due to:

•	$11.6 million net increase in cash due to timing of cash receipts and payments,
•	$1.1 million increase in operating cash flow distributions from our unconsolidated real estate partnerships, offset by
•

$6.9 million decrease from cash paid to settle treasury rate locks put in place in 2018 to hedge changes in interest rates on a 30 year fixed rate debt offering completed during 2019 and to settle an interest rate swap breakage on the repayment of our $300 million term loan during 2019, and

•	$1.2 million decrease in cash from operating income.

Net cash used in investing activities:

Net cash used in investing activities changed by $119.1 million as follows:

	Nine months ended September 30,
(in thousands)	2019	2018	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(222,230)	(85,766)	(136,464)
Advance deposits paid on acquisition of operating real estate	(600)	(150)	(450)
Real estate development and capital improvements	(128,085)	(174,145)	46,060
Proceeds from sale of real estate investments	98,006	151,142	(53,136)
Collection of notes receivable	—	15,648	(15,648)
Investments in real estate partnerships	(57,333)	(58,372)	1,039
Distributions received from investments in real estate partnerships	46,740	5,488	41,252
Dividends on investment securities	400	281	119
Acquisition of investment securities	(17,955)	(16,946)	(1,009)
Proceeds from sale of investment securities	14,748	15,639	(891)
Net cash used in investing activities	$(266,309)	(147,181)	(119,128)

Significant changes in investing activities include:

•	We acquired four operating properties for $222.2 million during 2019 and two operating properties for $85.8 million during the same period in 2018.
•	We invested $46.1 million less in 2019 than the same period in 2018 on real estate development, redevelopment, and capital improvements, as further detailed in a table below.

•

We sold five operating properties and five land parcels in 2019 and received proceeds of $98.0 million, compared to seven operating properties and six land parcels in 2018 for proceeds of $151.1 million.

•	We received $15.6 million upon the collection of two notes in 2018.
•	We invested $57.3 million in our real estate partnerships during 2019, including:
o	$34.7 million to fund our share of development and redevelopment activities,
o	$9.7 million to fund our share of acquiring an additional equity interest in one partnership,
o	$8.2 million to fund our share of acquiring land under one shopping center that was previously under a ground lease, and
o	$4.7 million to fund our share of debt refinancing and maturing debt.

During the same period in 2018, we invested $58.4 million, including:

o	$39.3 million to fund our share of acquiring four operating properties,
o	$15.4 million to fund our share of development and redevelopment activities,
o	$2.2 million to fund our share of maturing debt, and
o	$1.5 million to acquire an interest in one land parcel for development.
•

Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $46.7 million received in 2019 is driven by the sale of two operating properties, the sale of our ownership interest in a single operating property partnership, and our share of proceeds from debt refinancing activities. During the same period in 2018, we received $5.5 million from the sale of one land parcel plus our share of financing proceeds from encumbering one property within a partnership.

•	Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment. During 2019, we deployed capital of $128.1 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Nine months ended September 30,
(in thousands)	2019	2018	Change
Capital expenditures:
Land acquisitions for development	$5,206	—	5,206
Building and tenant improvements	40,947	50,052	(9,105)
Redevelopment costs	36,081	39,129	(3,048)
Development costs	35,421	71,617	(36,196)
Capitalized interest	2,121	5,338	(3,217)
Capitalized direct compensation	8,309	8,009	300
Real estate development and capital improvements	$128,085	174,145	(46,060)

•	During 2019, we acquired two land parcels for new development projects.
•	Building and tenant improvements decreased $9.1 million in 2019, primarily related to the timing of capital projects.
•

Redevelopment expenditures are slightly lower in 2019 due to the timing, magnitude, and number of projects currently in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovation, new out-parcel building construction, and redevelopment related tenant improvement costs.  The size and magnitude of each redevelopment project varies with each redevelopment plan.  The timing and duration of these projects could also result in volatility in NOI.

•

Development expenditures are lower in 2019 due to the progress during 2018 towards completion of our development projects currently in process. At September 30, 2019 and December 31, 2018, we had six consolidated development projects that were either under construction or in lease up. See the tables below for more details about our development projects.

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

The following table summarizes our development projects:

(in thousands, except cost PSF)				September 30, 2019
Property Name	Market	Start Date	Estimated / Actual Project Completion	Estimated / Actual Net Development Costs (1)	GLA	Cost PSF of GLA (1)	% of Costs Incurred (1)

Consolidated Developments In-Process
Carytown Exchange (2)	Richmond, VA	Q4-18	2021	$26,082	107	$244	10%
Culver Public Market	Los Angeles, CA	Q2-19	2021	27,313	27	1,012	16%
Mellody Farm	Chicago, IL	Q2-17	2019	104,163	259	402	91%
Pinecrest Place (3)	Miami, FL	Q1-17	2019	16,367	70	234	93%
The Village at Hunter's Lake	Tampa, FL	Q4-18	2020	22,056	72	306	40%
The Village at Riverstone	Houston, TX	Q4-16	2019	30,495	167	183	94%
Total Consolidated Developments In-Process				$226,476	702	$323	71%

Unconsolidated Developments In-Process (4)
Ballard Blocks II	Seattle, WA	Q1-18	2019	$33,054	57	$580	87%

Total Developments Projects In-Process				$259,530	759	$342	71%

Consolidated Developments Completed
Indigo Square	Charleston, SC		Q2-19	$17,111	51	$336

Unconsolidated Developments Completed (4)
Midtown East	Raleigh, NC		Q3-19	$23,115	80	$291

Total Development Projects Completed				$40,226	131	$308

(1) Includes leasing costs and is net of tenant reimbursements.

(2) Estimated Net Development Costs and GLA reported based on Regency's ownership interest in the partnership at project completion, which is currently estimated to be 64%.

(3) Estimated Net Development Costs for Pinecrest Place exclude the cost of land, which the Company has leased long term.

(4) Represents our pro-rata share.

Net cash used in financing activities:

Net cash flows from financing activities changed by $121.7 million during 2019, as follows:

	Nine months ended September 30,
(in thousands)	2019	2018	Change
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	$(6,165)	(6,772)	607
Common shares repurchased through share repurchase program	(32,777)	(124,989)	92,212
Distributions to limited partners in consolidated partnerships, net	(2,223)	(3,457)	1,234
Dividend payments and operating partnership distributions	(293,535)	(282,858)	(10,677)
Proceeds from unsecured credit facilities, net	40,000	85,000	(45,000)
Proceeds from debt issuance	723,571	301,251	422,320
Debt repayment, including early redemption costs	(622,637)	(281,295)	(341,342)
Payment of loan costs	(7,019)	(9,448)	2,429
Proceeds from sale of treasury stock, net	9	99	(90)
Net cash used in financing activities	$(200,776)	$(322,469)	$121,693

Significant financing activities during the nine months ended September 30, 2019 and 2018 include the following:

•

We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $6.2 million and $6.8 million during the nine months ended September 30, 2019, and 2018, respectively.

•

We paid $32.8 million to repurchase 563,229 common shares through our share repurchase program that were executed in December 2018 but not settled until January 2019. During the nine months ended September 30, 2018, we paid $125 million to repurchase 2,145,209 common shares through the same share repurchase program.

•	Distributions to limited partners, net of contributions, decreased $1.2 million in 2019 due to contributions made by a new limited partner during 2019.
•

We paid $10.7 million more in dividends as a result of an increase in our dividend rate from $1.665 per share, during the nine months ended September 30, 2018, to $1.755 per share, during the nine months ended September 30, 2019, partially offset by the reduced shares outstanding in 2019.

•	We had the following debt related activity during 2019:
o	We borrowed, net of repayments, an additional $40 million on our Line.
o	We received total proceeds of $723.6 million upon the issuance of two senior unsecured public note offerings during 2019.
o	We paid $622.6 million for other debt repayments, including:
▪	$259.6 million to early redeem our senior unsecured public notes originally due April 2021;
▪	$300 million from repayment of a term loan originally due December 2020;
▪	$53.7 million to repay two mortgage maturities; and
▪	$9.3 million in principal mortgage payments.
o	We paid $7.0 million of loan costs in connection with our two public note offerings above.
•	We had the following debt related activity during 2018:
o	We borrowed, net of payments, an additional $85 million on our Line.

o

We received proceeds of $301.3 million from debt issuances, including $299.5 million senior unsecured public notes and $1.7 million from construction loan draws used to fund an in-process development project.

o

We paid $281.3 million for other debt repayments, including $160.5 million to early redeem our senior unsecured public notes originally due June 2020, $113 million to repay four mortgages and $7.8 million in scheduled principal mortgage payments.

o	We paid $9.4 million of loan costs in connection with our public note offering noted above and upon expanding our Line commitment.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Number of Co-investment Partnerships	16	16
Regency’s Ownership	18.38%-50%	9.38%-50%
Number of Properties	117	120
Assets	$3,188,850	3,227,831	$1,088,720	1,079,072
Liabilities	1,730,341	1,749,725	574,723	580,220
Equity	1,458,509	1,478,106	513,997	498,852
Negative investment in US Regency Retail I, LLC (2)			3,843	3,513
Basis difference			(43,677)	(38,064)
Impairment of investment in real estate partnerships			(1,300)	(1,300)
Investments in real estate partnerships			$472,863	463,001

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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	September 30, 2019	December 31, 2018
GRI - Regency, LLC (GRIR)	40.00%	$193,409	189,381
New York Common Retirement Fund (NYC)(1)	30.00%	42,096	54,250
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	9,153	13,625
Columbia Regency Partners II, LLC (Columbia II)	20.00%	39,375	38,110
Cameron Village, LLC (Cameron)	30.00%	10,766	11,169
RegCal, LLC (RegCal)	25.00%	26,398	31,235
Other investments in real estate partnerships	18.38% - 50.00%	151,666	125,231
Total Investment in real estate partnerships		$472,863	463,001
US Regency Retail I, LLC (USAA) (2)	20.01%	(3,843)	(3,513)
Net Investment in real estate partnerships		$469,020	459,488

(1) During the third quarter of 2019, a $10.9 million impairment of real estate was recognized within the NYC partnership from changes in the expected hold periods of various properties.

(2) The USAA partnership has distributed proceeds from debt financing and real estate sales in excess of Regency's carrying value of its investment, resulting in a negative investment balance, which is classified within Accounts payable and other liabilities in the Consolidated Balance Sheets.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	September 30, 2019
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2019	$4,782	—	—	4,782	1,806
2020	17,043	338,608	—	355,651	115,953
2021	11,048	269,942	19,635	300,625	104,375
2022	7,811	170,702	—	178,513	68,417
2023	2,989	171,608	—	174,597	65,096
Beyond 5 Years	8,068	567,923	—	575,991	174,632
Net unamortized loan costs, debt premium / (discount)	—	(8,735)	—	(8,735)	(2,660)
Total	$51,741	1,510,048	19,635	1,581,424	527,619

At September 30, 2019, our investments in real estate partnerships had notes payable of $1.6 billion maturing through 2034, of which 91.4% had a weighted average fixed interest rate of 4.5%. The remaining notes payable float with LIBOR and had a weighted average variable interest rate of 4.3%. These fixed and variable rate notes payable are all non-recourse, and our pro-rata share was $527.6 million as of September 30, 2019. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions.

We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Asset management, property management, leasing, and other transaction fees	$7,318	6,744	$21,366	20,465

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

As of September 30, 2019 we and our Investments in real estate partnerships had accrued liabilities of $9.7 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or

that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

LIBOR Transition

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC") which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

At September 30, 2019, the Company has contracts that are indexed to LIBOR, such as its $1.25 billion unsecured revolving credit facility, $265 million term loan, as well as a select number of mortgages and related interest rate derivatives within its consolidated and unconsolidated properties. The Company is monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2019 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2019 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2019.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended September 30, 2019.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 through July 31, 2019	-	$-	—	$250,000,000
August 1 through August 31, 2019	266	$65.36	—	$250,000,000
September 1 through September 30, 2019	-	$-	—	$250,000,000

(1) Includes 266 shares repurchased at an average price of $65.36 to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.

(2) On February 5, 2019, the Company's Board authorized a new common share repurchase program under which the Company, may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is set to expire on February 4, 2020. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the Board. Through September 30, 2019, no shares have been repurchased under this new program.

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

Ex #    Description

10.    Material Contracts.

(a)      Amended and Restated Severance and Change of Control Agreement dated as of February 22, 2017 by and between Regency Centers Corporation and Michael J. Mas (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on August 1, 2019).

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

32.1 *    18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.

32.2 *    18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.

32.3 *    18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.

32.4 *    18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.

101.    Interactive Data Files

101.INSInline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCHInline XBRL Taxonomy Extension Schema Document

101.CALInline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEFInline XBRL Taxonomy Definition Linkbase Document

101.LABInline XBRL Taxonomy Extension Label Linkbase Document

101.PREInline XBRL Taxonomy Extension Presentation Linkbase Document

104.    Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*         Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 4, 2019	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

November 4, 2019	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)