Form 10-K
period 2019-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2020-02-18
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Regency Centers Corporation     $11.1 billion     Regency Centers, L.P.     N/A

The number of shares outstanding of the Regency Centers Corporation’s common stock was 167,715,882 as of February 12, 2020.

Documents Incorporated by Reference

Portions of Regency Centers Corporation's proxy statement in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”, “Regency Centers” or “Regency” means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of December 31, 2019, the Parent Company owned approximately 99.6% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.

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

PART I

Item 1. Business

Regency Centers Corporation is a fully integrated real estate company and self-administered and self-managed real estate investment trust that began its operations as a publicly-traded REIT in 1993. Regency Centers L.P. is the entity through which Regency Centers Corporation conducts substantially all of its operations and owns substantially all of its assets. Our business consists of acquiring, developing, owning and operating income-producing retail real estate principally located in many of the top markets in the United States.  We generate revenues by leasing space to retail tenants such as highly productive grocers, restaurants, service providers, and best-in-class retailers. Following our merger with Equity One Inc. (“Equity One”) in 2017, Regency became an S&P 500 Index member.

As of December 31, 2019, we had full or partial ownership interests in 419 properties, primarily anchored by market leading grocery stores, encompassing 52.6 million square feet (“SF”) of gross leasable area (“GLA”). Our Pro-rata share of this GLA is 42.8 million square feet, including our share of the partially owned properties.

Our mission is to be the preeminent national owner, operator, and developer of shopping centers, creating places that provide a thriving environment for outstanding retailers and service providers to connect with the surrounding neighborhoods and communities. Our goals are to:

•

Own and manage a portfolio of high-quality neighborhood and community shopping centers anchored by market leading grocers and located in affluent suburban and near urban trade areas in the country’s most desirable metro areas. We expect that this combination will produce highly desirable and attractive centers with best-in-class retailers. These centers should command higher rental and occupancy rates resulting in excellent prospects to grow net operating income (“NOI”);

•	Maintain an industry leading and disciplined development and redevelopment platform to deliver exceptional retail centers at higher returns as compared to acquisitions;
•	Support our business activities with a conservative capital structure, including a strong balance sheet;
•	Attain best-in-class environmental, social, and governance practices;
•

Engage an exceptional and diverse team that is guided by our strong values and special culture, while fostering an environment of innovation and continuous improvement that will deploy industry-leading operating standards; and

•	Increase earnings per share and dividends and generate total returns at or near the top of our shopping center peers.

Key strategies to achieve our goals are to:

•	Sustain same property NOI growth that over the long-term consistently ranks at or near the top of our shopping center peers;
•	Develop and redevelop high quality shopping centers at attractive returns on investment;
•	Maintain a conservative balance sheet providing financial flexibility to cost effectively fund investment opportunities and debt maturities on a favorable basis, and to weather economic downturns;

•	Maintain the highest standards for corporate governance and act as good stewards of our communities and the environment; and
•	Attract and motivate an exceptional team of employees who operate efficiently and are recognized as industry leaders.

Corporate Responsibility

Our vision is to be the preeminent national owner, operator and developer of shopping centers, connecting outstanding retailers and service providers with their neighborhoods and communities while practicing best-in-class corporate responsibility.  We have established four pillars for our corporate responsibility program that we believe support our vision and mission:

•	Our People;
•	Our Communities;
•	Ethics and Governance; and
•	Environmental Stewardship.

Our people are our greatest asset and we work to support our highly engaged team that drives our business and is critical to achieving our strategic objectives. We maintain a safe and pleasant workspace, promote employee well-being, and empower our employees by focusing on health and benefits, training and education, safety, and diversity.

Our team is also passionate about investing in and connecting with the communities in which we live and work. Philanthropy and giving back are cornerstones of what we do and who we are. Our local teams personally customize and cultivate our centers by bringing tenants and shoppers together and continually engage with the communities in which we operate.

As stewards of our investors’ capital, we are committed to best-in-class corporate governance practice. We place great emphasis on integrity and transparency, which extends to our reporting practices, long-term value creation for our stakeholders, and strong culture of business compliance.

We believe sustainability is in the best interest of our tenants, investors, employees, and the communities in which we operate. We have five strategic priorities when it comes to identifying and implementing sustainable business practices and minimizing our environmental impact: green building, energy efficiency, greenhouse gas emissions reduction, water conservation, and waste minimization and management. We believe these commitments are not only the right thing to do to address material environmental topics such as air pollution, climate change, and resource scarcity, but also support us in achieving key strategic objectives in operations and development.

We are committed to transparency with regard to our corporate responsibility and sustainability performance, risks and opportunities, and will continue to enhance disclosures using industry accepted reporting frameworks.  More information about our corporate responsibility strategy, goals, performance, and formal disclosures are available on our website at www.regencycenters.com.  The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

Employees

Our corporate headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida. We presently maintain 22 market offices nationwide, including our corporate headquarters, where we conduct management, leasing, construction, and investment activities. We have 450 employees throughout the United States and we believe that our relations with our employees are good.

Compliance with Governmental Regulations

Under various federal, state and local laws, ordinances and regulations, we may be liable for the cost to remove certain hazardous substances at our shopping centers that generally arise from dry cleaners, gas stations, and historic land use practices. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous substances. The presence of such substances, or the failure to properly address such substances, may adversely affect our ability to sell or lease the property or borrow using the property as collateral. Although we have a number of properties that could require or are currently undergoing varying levels of clean up, known environmental corrective actions are not currently expected to have a material financial impact on us due to our environmental insurance programs, various state-regulated programs that shift the responsibility and cost to the state, and existing accrued liabilities.

Executive Officers

Our executive officers are appointed each year by our Board of Directors.  Each of our executive officers has been employed by us for more than five years and, as of December 31, 2019, included the following:

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	67	Chairman and Chief Executive Officer	1993(1)
Lisa Palmer	52	President	2016 (2)
Michael J. Mas	44	Executive Vice President, Chief Financial Officer	2019 (3)
Dan M. Chandler, III	52	Executive Vice President, Chief Investment Officer	2019 (4)
James D. Thompson	64	Executive Vice President, Chief Operating Officer	2019 (5)
(1)

Mr. Stein was appointed Executive Chairman of the Board effective January 1, 2020.  Prior to this appointment, Mr. Stein served as Chief Executive Officer since 1993 and Chairman of the Board since 1999.

(2)

Ms. Palmer was named Chief Executive Officer effective January 1, 2020, in addition to her responsibilities as President, which position she has held since January 2016.  Prior to this appointment, Ms. Palmer served as Chief Financial Officer since January 2013. Prior to that, Ms. Palmer served as Senior Vice President of Capital Markets since 2003 and has been with the Company since 1996.

(3)

Mr. Mas assumed the responsibilities of Executive Vice President and Chief Financial Officer effective August 2019.  Prior to this appointment, Mr. Mas served as Managing Director, Finance, since February 2017, and Senior Vice President, Capital Markets, since 2013.

(4)

Mr. Chandler assumed the role of Chief Investment Officer, effective August 2019, and Executive Vice President of Investments in 2016. Mr. Chandler previously served as Managing Director since 2006.  Prior to that, Mr. Chandler served in various investment officer positions since 1999.

(5)

Mr. Thompson assumed the role of Chief Operating Officer, effective August 2019, and Executive Vice President of Operations in 2016.  Mr. Thompson previously served as our Managing Director - East since 1993.

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

The Company's common stock is listed on NASDAQ and trades under the stock symbol “REG”.

Our independent registered public accounting firm is KPMG LLP, Jacksonville, Florida. Our legal counsel is Foley & Lardner LLP, Jacksonville, Florida.

Annual Meeting of Shareholders

Our 2020 annual meeting of shareholders will be held at the Ponte Vedra Inn and Club, 200 Ponte Vedra Blvd., Ponte Vedra Beach, Florida, at 9:00 a.m. on Wednesday, April 29, 2020.

Defined Terms

In addition to the required Generally Accepted Accounting Principles (“GAAP”) presentations, we use certain non-GAAP performance measures as we believe these measures improve the understanding of our operational results. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

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
•

NAREIT EBITDAre is a measure of REIT performance, which the National Association of Real Estate Investment Trusts (“NAREIT”) defines as net income, computed in accordance with GAAP, excluding (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) gains on sales of real estate, (v) impairments of real estate, and (vi) adjustments to reflect the Company's share of unconsolidated partnerships and joint ventures.  We provide a reconciliation of Net Income to NAREIT EBITDAre.

•

NAREIT Funds from Operations (“NAREIT FFO”) is a commonly used measure of REIT performance, which NAREIT defines as net income, computed in accordance with GAAP, excluding gains on sales and impairments of real estate, net of tax, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute NAREIT FFO for all periods presented in accordance with NAREIT's definition in effect during that period.  Effective January 1, 2019, we prospectively adopted the NAREIT FFO White Paper – 2018 Restatement (“2018 FFO White Paper”), and elected the option of excluding gains on sale and impairments of land, which are considered incidental to our main business.  Prior period amounts were not restated to conform to the current year presentation, and therefore are calculated as described above, and also include gains on sale and impairments of land.

Companies use different depreciable lives and methods, and real estate values historically fluctuate with market conditions. Since NAREIT FFO excludes depreciation and amortization and gains on sales and impairments of real estate, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities, and financing costs. This provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. Thus, NAREIT FFO is a supplemental non-GAAP financial measure of our operating performance, which does not represent cash generated from operating activities in accordance with GAAP; and, therefore, should not be considered a substitute measure of cash flows from operations. We provide a reconciliation of Net Income Attributable to Common Stockholders to NAREIT FFO.

•

Net Operating Income (“NOI”) is the sum of base rent, percentage rent, recoveries from tenants, other lease income, and other property income, less operating and maintenance expenses, real estate taxes, ground rent, and uncollectible lease income / provision for doubtful accounts. NOI excludes straight-line rental income and expense, above and below market rent and ground rent amortization, tenant lease inducement amortization, and other fees. We also provide disclosure of NOI excluding termination fees, which excludes both termination fee income and expenses.

•

Non-Same Property is any property, during either calendar year period being compared, that was acquired, sold, a Property in Development, a Development Completion, or a property under, or being positioned for, significant redevelopment that distorts comparability between periods.  Non-retail properties and corporate activities, including the captive insurance program, are part of Non-Same Property.

•

Operating EBITDAre begins with the NAREIT EBITDAre and excludes certain non-cash components of earnings derived from above and below market rent amortization and straight-line rents. We provide a reconciliation of Net Income to NAREIT EBITDAre to Operating EBITDAre.

•	Pro-rata information includes 100% of our consolidated properties plus our economic share (based on our ownership interest) in our unconsolidated real estate investment partnerships.

We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with the Company’s reported results under GAAP.  We believe presenting our Pro-rata share of assets, liabilities, operating results, and certain operating metrics, along with other non-GAAP measures, makes comparisons of other REITs' operating results to ours more meaningful.  The Pro-rata information provided is not, nor is it intended to be, presented in accordance with GAAP.  The Pro-rata supplemental details of assets and liabilities and supplemental details of operations reflect our proportionate economic ownership of the assets, liabilities and operating results of the properties in our portfolio

The Pro-rata information is prepared on a basis consistent with the comparable consolidated amounts and is intended to more accurately reflect our proportionate economic interest in the assets, liabilities, and operating results of properties in our portfolio.  We do not control the unconsolidated investment partnerships, and the Pro-rata presentations of the assets and liabilities, and revenues and expenses do not represent our legal claim to such items.  The partners are entitled to profit or loss allocations and distributions of cash flows according to the operating agreements, which generally provide for such allocations according to their invested capital.  Our share of invested capital establishes the ownership interests we use to prepare our Pro-rata share.

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

•	Property In Development includes properties in various stages of ground-up development.
•

Property In Redevelopment includes Retail Operating Properties under redevelopment or being positioned for redevelopment.  Unless otherwise indicated, a Property in Redevelopment is included in the Same Property pool.

•	Retail Operating Property is any retail property not termed a Property in Development. A retail property is any property where the majority of the income is generated from retail uses.
•

Same Property is a Retail Operating Property that was owned and operated for the entirety of both calendar year periods being compared. This term excludes Properties in Development, prior year Development Completions, and Non-Same Properties.  Properties in Redevelopment are included unless otherwise indicated.

Item 1A. Risk Factors

Risk Factors Related to the Retail Industry

Economic and market conditions may adversely affect the retail industry and consequently reduce our revenues and cash flow, and increase our operating expenses.

Our properties are leased primarily to retail tenants from whom we derive most of our revenue in the form of base rent, expense recoveries and other income. Therefore, our performance and operating results are directly linked to the economic and market conditions occurring in the retail industry. We are subject to the risks that, upon expiration, leases for space in our properties are not renewed by existing tenants, vacant space is not leased to new tenants, or tenants demand new lease terms, including costs for renovations or concessions. The market for leasing retail space in our properties may be adversely affected by any of the following:

•	changes in national, regional and local economic conditions;
•	changes in population and migration patterns to/from the markets in which we operate;
•	deterioration in the competitiveness and creditworthiness of our retail tenants;
•	increased competition from the use of e-commerce by retailers and consumers as well as other concepts such as super-stores and warehouse clubs;
•	tenant bankruptcies and subsequent rejections of our leases;
•	reductions in consumer spending and retail sales;
•	reduced tenant demand for retail space;
•	oversupply of retail space;
•	reduced consumer demand for certain retail categories;
•	consolidation within the retail sector;
•	increased operating costs;
•	perceptions by retailers and shoppers of the safety, convenience and attractiveness of our properties; and
•	acts of terrorism and war, natural disasters and other physical and weather-related damages to our properties.

To the extent that any of these conditions occur they are likely to impact the retail industry, our retail tenants, the demand and market rents for retail space, the occupancy levels of our properties, our ability to sell, acquire or develop properties, our operating results and our cash available for distributions to stock and unit holders.

Shifts in retail sales and delivery methods between brick and mortar stores, e-commerce, home delivery, and curbside pick-up may adversely impact our revenues and cash flows.

Retailers are increasingly impacted by e-commerce and changes in customer buying habits, including the delivery or curbside pick-up of items ordered online. Retailers are considering these e-commerce trends when making decisions regarding their bricks and mortar stores and how they will compete and innovate in a rapidly changing retail environment. Many retailers in our shopping centers provide services or sell goods, which have historically been less likely to be purchased online; however, the continuing increase in e-commerce sales in all retail categories may cause retailers to adjust the size or number of retail locations in the future or close stores. Our grocer tenants are incorporating e-commerce concepts through home delivery and curbside pick-up, which could reduce foot traffic at our centers. In certain higher-income markets, foot traffic at our centers may be impacted more by these alternative delivery methods if consumers are willing to pay premiums for such services.  This shift may adversely impact our occupancy and rental rates, which would impact our revenues and cash flows. Changes in shopping trends as a result of the growth in e-commerce may also impact the profitability of retailers that do not adapt to changes in market conditions. These conditions may adversely impact our results of operations and cash flows if we are unable to meet the needs of our tenants or if our tenants encounter financial difficulties as a result of changing market conditions.

Changing economic and retail market conditions in geographic areas where our properties are concentrated may reduce our revenues and cash flow.

Economic conditions in markets where our properties are concentrated can greatly influence our financial performance. During the year ended December 31, 2019, our properties in California, Florida, Texas, New York and Virginia accounted for 29.0%, 21.0%, 6.9%, 5.7%, and 5.0% respectively, of our NOI from Consolidated Properties plus our Pro-rata share from Unconsolidated Properties (“Pro-rata basis”). Our revenues and cash flow may be adversely affected by this geographic concentration if market conditions, such as supply of or demand for retail space, deteriorate more significantly in these states compared to other geographic areas.

Our success depends on the success and continued presence of our “anchor” tenants.

“Anchor Tenants” (tenants occupying 10,000 square feet or more) occupy large stores in our shopping centers, pay a significant portion of the total rent at a property and contribute to the success of other tenants by attracting shoppers to the property. We derive significant revenues from anchor tenants such as Publix, Kroger Co., Albertsons Companies, Inc., TJX Companies, Inc., and Whole Foods who accounted for 3.2%, 3.0%, 2.8%, 2.4%, and 2.4%, respectively, of our total annualized base rent on a Pro-rata basis, for the year ended December 31, 2019. Additionally, other tenants with significant lease obligations at a singular location could also have a material impact on our earnings if they are unable to fulfill their lease obligations or fail to renew their leases.  Our net income and cash flow may be adversely affected by the loss of revenues and additional costs in the event a significant anchor tenant:

•	becomes bankrupt or insolvent;
•	experiences a downturn in its business;
•	materially defaults on its leases;
•	does not renew its leases as they expire;
•	renews at lower rental rates and/or requires a tenant improvement allowance; or
•	renews but reduces its store size, which results in down-time and additional tenant improvement costs to the landlord to re-lease the vacated space.

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

Additionally, many of our shopping centers are anchored by retailers who own their space whose location is within or immediately adjacent to our shopping center (“shadow anchors”).  In those cases, the shadow anchors appear to the consumer as a retail tenant of the shopping center and, as a result, attract additional consumer traffic to the center. In the event that a shadow anchor were to close, it could negatively impact our center as consumer traffic would likely be reduced.

A significant percentage of our revenues are derived from smaller “shop space” tenants and our net income may be adversely impacted if our smaller shop tenants are not successful.

“Shop Space Tenants” (tenants occupying less than 10,000 square feet) may be more vulnerable to negative economic conditions as they have more limited resources than Anchor Tenants. Shop Space Tenants may be facing reduced sales as a result of an increase in competition including from e-commerce retailers. The types of Shop Space Tenants vary from retail shops and restaurants to service providers. If we are unable to attract the right type or mix of Shop Space Tenants into our centers, our revenues and cash flow may be adversely impacted.

At December 31, 2019, Shop Space Tenants represent approximately 36.0% of our GLA leased at average base rents of $34.86 per square foot (“PSF”). A one-percent decline in our shop space occupancy may result in a reduction to base rent of approximately $5.0 million.

We may be unable to collect balances due from tenants in bankruptcy.

Although lease income (including base rent and recoveries from tenants) are supported by long-term lease contracts, tenants who file for bankruptcy have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to recover our claim and to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases, we may experience a significant reduction in our revenues and may not be able to collect all pre-petition amounts owed by the bankrupt tenant.

Risk Factors Related to Real Estate Investments and Operations

We are subject to numerous laws and regulations that may adversely affect our operations or expose us to liability.

Our properties are subject to numerous federal, state, and local laws and regulations, some of which may conflict with one another or be subject to varying judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, competition laws, rules and agreements, landlord-tenant laws, property tax regulations or changes in real estate assessments, including changes in laws related thereto, and other laws and regulations generally applicable to business operations. Noncompliance with such laws and regulations, and any associated litigation may expose us to liability.

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

The fair value of real estate assets is subjective and is determined through the use of comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the discounted cash flow approach. Such cash flow projections take into account expected future operating income, trends and prospects, as well as the effects of demand, competition and other relevant criteria, and therefore are subject to management judgment. Changes in these factors may impact the determination of fair value. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information.

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

We actively pursue opportunities for new retail development, or existing property redevelopment or expansion. Development and redevelopment activities require various government and other approvals for entitlements and any delay in such approvals may significantly delay this process. We may not recover our investment in development or redevelopment projects for which approvals are not received. We are subject to other risks associated with these activities, including the following risks:

•	we may be unable to lease developments or redevelopments to full occupancy on a timely basis;
•	the occupancy rates and rents of a completed project may not be sufficient to make the project profitable;
•	actual costs of a project may exceed original estimates, possibly making the project unprofitable;
•	delays in the development or construction process may increase our costs;
•	construction cost increases may reduce investment returns on development and redevelopment opportunities;
•	we may abandon development or redevelopment opportunities and lose our investment due to adverse market conditions;

•

the size of our development and redevelopment pipeline may strain our labor or capital capacity to complete the development and redevelopment projects within targeted timelines and may reduce our investment returns;

•	a reduction in the demand for new retail space may reduce our future development and redevelopment activities, which in turn may reduce our net operating income; and
•	changes in the level of future development and redevelopment activity may adversely impact our results from operations by reducing the amount of internal overhead costs that may be capitalized.

We face risks associated with the development of mixed-use commercial properties.

We are expanding our investment focus to include more complex acquisitions and mixed-use development and redevelopment projects in very dense urban locations, which pose unique risks to our return on investment.  Mixed-use projects refer to real estate projects that, in addition to retail space, may also include space for residential, office, hotel or other commercial purposes.  We have less experience in developing and managing non-retail real estate than we do retail real estate.  As a result, if a development or redevelopment project includes a non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer, or partner with a developer.

•

If we decide to develop the non-retail components ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate, but also to risks associated with developing, owning, operating or selling non-retail real estate, including but not limited to more complex entitlement processes and multiple-story buildings. These unique risks may adversely impact our return on investment in these mixed-use development projects.

•

If we sell the non-retail components, our retail component will be impacted by the decisions made by the other owners, and actions of those occupying the non-retail spaces in these mixed-use properties.

•

If we partner with a developer, it makes us dependent upon the partner's ability to perform and to agree on major decisions that impact our investment returns of the project.  In addition, there is a risk that the non-retail developer may default on its obligations necessitating that we complete the other components ourselves, including providing necessary financing.

In addition, redevelopment of existing shopping centers into mixed-use projects generally includes tenant vacancies before and during the redevelopment, which could result in volatility in NOI.

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

•

our investigation of an entity, property or building prior to our acquisition, and any representation we may have received from such seller, may fail to reveal various liabilities including defects, necessary repairs or environmental matters requiring corrective action, which may increase our costs;

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

Our properties, including their related tangible and intangible assets, represent the majority of our total consolidated assets and they may not be readily convertible to cash. As a result, our ability to sell one or more of our properties, including properties held in joint ventures, in response to changes in economic, industry, or other conditions may be limited. The real estate market is affected by many factors, such as general economic conditions, availability and terms of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. There may be less demand for lower quality properties that we have identified for ultimate disposition in markets with uncertain economic or retail environments, and where buyers are more reliant on the availability of third party mortgage financing. If we want to sell a property, we can provide no assurance that we will be able to dispose of it in the desired time period or at all or that the sales price of a property will be attractive at the relevant time or even exceed the carrying value of our investment. Moreover, if a property is mortgaged, we may not be able to obtain a release of the lien on that property without the payment of a substantial prepayment penalty, which may restrict our ability to dispose of the property, even though the sale might otherwise be desirable.

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

Certain of the properties in our portfolio are subject to ground leases; if we are unable to renew a ground lease, purchase the fee simple interest, or are found to be in breach of a ground lease, we may be adversely affected.

We have 28 properties in our portfolio that are either partially or completely on land subject to ground leases with third parties. Accordingly, we only own a long-term leasehold or similar interest in those properties. If we are unable to purchase a fee interest in the underlying land or extend the terms of these leases before or upon their expiration, as to which no assurance can be given, we will lose our interest in the improvements and the right to operate such properties.  In addition, if we are found to be in breach of a ground lease, we may lose our interest in the improvements and the right to operate the property that is subject to the ground lease.  The existing lease terms, including renewal options, were taken into consideration when making our investment decisions. The purchase price and subsequent improvements are being depreciated over the shorter of the remaining life of the ground leases or the useful life of the underlying assets. If we were to lose the right to operate a property due to not exercising renewal options of the ground lease or a breach, we would be unable to derive income from such property, which would impair the value of our investments, and adversely affect our financial condition, results of operations and cash flows.

Climate change may adversely impact our properties directly and may lead to additional compliance obligations and costs as well as additional taxes and fees.

To the extent climate change causes adverse changes in weather patterns, our properties in certain markets may experience increases in storm intensity and rising sea‑levels. Climate change may result in volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate certain properties at all. Climate change may also have indirect effects on our business by increasing the cost of insurance, or making insurance unavailable. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or pay additional taxes and fees assessed on us or our properties.  Although we strive to identify, analyze, and respond to the risk and opportunities that climate change presents, at this time, there can be no assurance that climate change will not have an adverse effect on us.

Geographic concentration of our properties makes our business more vulnerable to natural disasters, severe weather conditions and climate change.

A significant number of our properties are located in areas that are susceptible to earthquakes, tropical storms, hurricanes, tornadoes, wildfires, sea-level rise, and other natural disasters. At December 31, 2019, 28% of the total insured value of our portfolio is located in the state of California, including a number of properties in the San Francisco Bay and Los Angeles areas. Additionally, 18% and 7% of the total insured value of our portfolio is located in the states of Florida and Texas, respectively. Recent intense weather conditions may cause property insurance premiums to increase significantly in the future. We recognize that the frequency and / or intensity of extreme weather events, sea-level rise, and other climatic changes may continue to increase, and as a result, our exposure to these events may increase. These weather conditions may disrupt our business and the business of our tenants, which may affect the ability of some tenants to pay rent and may reduce the willingness of tenants or residents to remain in or move to these affected areas. Therefore, as a result of the geographic concentration of our properties, we face risks, including disruptions to our business and the businesses of our tenants and higher costs, such as uninsured property losses, higher insurance premiums, and potential additional regulatory requirements by government agencies in response to perceived risks.

An uninsured loss or a loss that exceeds the insurance coverage on our properties may subject us to loss of capital and revenue on those properties.

We carry comprehensive liability, fire, flood, terrorism, business interruption, and environmental insurance for our properties with policy specifications and insured limits customarily carried for similar properties. Some types of losses, such as losses from named windstorms, earthquakes, terrorism, or wars may have limited coverage or be excluded from insurance coverage. Although we carry specific insurance coverage for named windstorm and earthquake losses, the policies are subject to deductibles up to 2% to 5% of the total insured value of each property, up to a $10 million maximum deductible per occurrence for each of these perils, with limits of $300 million per occurrence for all perils except earthquake, which has a total annual aggregate limit of $300 million. Terrorism coverage is limited to $200 million per occurrence related to property damage. Liability claims are limited to $151 million per occurrence. Should a loss occur at any of our properties that is subject to a substantial deductible or is in excess of the property or casualty insurance limits of our policies, we may lose part or all of our invested capital and revenues from such property, which may have a material adverse impact on our operating results, financial condition, and our ability to make distributions to stock and unit holders.

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

The success of our business depends, in part, on the leadership and performance of our executive management team and key employees, and our ability to attract, retain and motivate talented employees may significantly impact our future performance. Competition for these individuals is intense, and we cannot be assured that we will retain all of our executive management team and other key employees or that we will be able to attract and retain other highly qualified individuals for these positions in the future. Losing any one or more of these persons may have an adverse effect on us.

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

Under various federal, state, and local laws, an owner or manager of real property may be liable for the costs of removal or addressing the presence of hazardous substances on the property, generally arising from dry cleaners, gas stations, and historic land use practices. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous substances. The presence of, or the failure to properly address the presence of, hazardous substances may adversely affect our ability to sell or lease the property or borrow using the property as collateral. We can provide no assurance that we are aware of all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that our properties will not be affected by tenants or nearby properties or other unrelated third parties; and that future uses or conditions, or changes in environmental laws and regulations will not result in additional material environmental liabilities to us.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unexpected expenditures.

All of our properties are required to comply with the Americans with Disabilities Act (“ADA”), which generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements may require removal of access barriers, and noncompliance may result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease space in our properties are obligated by law to comply with the ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs may be adversely affected. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental entities and become applicable to the properties. We may be required to make substantial capital expenditures to comply with these requirements, and these expenditures may have an adverse effect on our ability to meet our financial obligations and make distributions to our stock and unit holders.

The unauthorized access, use, theft or destruction of tenant or employee personal, financial or other data or of Regency’s proprietary or confidential information stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.

Many of our information technology systems (including those we use for administration, accounting, and communications, as well as the systems of our co-investment partners and other third-party business partners and service providers, whether cloud-based or hosted in proprietary servers) contain personal, financial or other information that is entrusted to us by our tenants and employees. Many of our information technology systems also contain our proprietary information and other confidential information related to our business. We are frequently subject to attempts to compromise our information technology systems. To the extent we or a third party were to experience a material breach of our or such third party’s information technology systems that result in the unauthorized access, theft, use, destruction or other compromises of tenants’ or employees' data or our confidential information stored in such systems, including through cyber-attacks or other external or internal methods, such a breach may damage our reputation and cause us to lose tenants and revenues, incur third party claims and cause disruption to our business and plans. Such security breaches also could result in a violation of applicable U.S. privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability, and we may not be able to recover these expenses from our service providers, responsible parties, or insurance carriers.

Additionally, federal, state and local authorities continue to develop laws to address data privacy protection.  Monitoring such changes, and taking steps to comply, involves significant costs and effort by management, which may adversely affect our operating results and cash flows.

The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. We manage cyber risk by evaluating the impact of a potential cyber breach on our business and determining the level of investment in the prevention, detection and response to a breach. We continue to make significant investments in technology, third-party services and personnel to develop and implement systems and processes that are designed to anticipate cyber-attacks and to prevent or minimize breaches of our information technology systems or data loss, but these security measures cannot provide assurance that we will be successful in preventing such breaches or data loss.

Despite the implementation of security measures for our disaster recovery and business continuity plans, our systems are vulnerable to damages from multiple sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war, and telecommunication failure.  Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business and cause us to incur additional costs to remedy such damages.

Risk Factors Related to Our Partnerships and Joint Ventures

We do not have voting control over all of the properties owned in our co-investment partnerships and joint ventures, so we are unable to ensure that our objectives will be pursued.

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

If partnerships owning a significant number of properties were dissolved for any reason, we could lose the asset, property management, leasing and construction management fees from these partnerships as well as the operating income of the properties, which may adversely affect our operating results and our cash available for distribution to stock and unit holders.  Certain of our partnership operating agreements provide either member the ability to elect buy/sell clauses.  The election of these dissolution provisions could require us to invest additional capital to acquire the partners’ interest or to sell our share of the property thereby losing the operating income and cash flow.

Risk Factors Related to Funding Strategies and Capital Structure

Our ability to sell properties and fund acquisitions and developments may be adversely impacted by higher market capitalization rates and lower NOI at our properties which may dilute earnings.

As part of our funding strategy, we sell operating properties that no longer meet our investment standards or those with a limited future growth profile. These sales proceeds are used to fund debt repayment, acquisition of operating properties, and the construction of new developments and redevelopments. An increase in market capitalization rates or a decline in NOI may cause a reduction in the value of centers identified for sale, which would have an adverse impact on the amount of cash generated.  Additionally, the sale of properties resulting in significant tax gains may require higher distributions to our stockholders or payment of additional income taxes in order to maintain our REIT status.

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

To qualify as a REIT, the Parent Company must, among other things, distribute to its stockholders each year at least 90% of its REIT taxable income (excluding any net capital gains). Because of these distribution requirements, we may not be able to fund all future capital needs with income from operations. In such instances, we would rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Our access to debt depends on our credit rating, the willingness of creditors to lend to us and conditions in the capital markets. In addition to finding creditors willing to lend to us, we are dependent upon our joint venture partners to contribute their pro rata share of any amount needed to repay or refinance existing debt when lenders reduce the amount of debt our partnerships and joint ventures are eligible to refinance.

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

Our unsecured notes, unsecured term loans, and unsecured line of credit contain customary covenants, including compliance with financial ratios, such as ratio of indebtedness to total asset value and fixed charge coverage ratio. These covenants may limit our operational flexibility and our investment activities. Moreover, if we breach any of the covenants in our debt agreements, and do not cure the breach within the applicable cure period, our lenders may require us to repay the debt immediately, even in the absence of a payment default. Many of our debt arrangements, including our unsecured notes, unsecured term loan, and unsecured line of credit are cross-defaulted, which means that the lenders under those debt arrangements can require immediate repayment of their debt if we breach and fail to cure a default under certain of our other material debt obligations. As a result, any default under our debt covenants may have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations, and the market value of our stock.

Increases in interest rates would cause our borrowing costs to rise and negatively impact our results of operations.

Although a significant amount of our outstanding debt has fixed interest rates, we do borrow funds at variable interest rates under our credit facility and term loan. As of December 31, 2019, 6.5% of our outstanding debt was variable rate debt not hedged to fixed. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedged our exposure to changes in interest rates. This would reduce our future earnings and cash flows, which may adversely affect our ability to service our debt and meet our other obligations and also may reduce the amount we are able to distribute to our stock and unit holders.

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which may adversely affect us.

We manage our exposure to interest rate volatility by using interest rate hedging arrangements.  These arrangements involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. There can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging arrangement, there may be significant costs and cash requirements involved to fulfill our obligations under the hedging arrangement. In addition, failure to effectively hedge against interest rate changes may adversely affect our results of operations.

The interest rates on our Unsecured Credit facilities as well as on our variable rate mortgages and interest rate swaps might change based on changes to the method in which LIBOR or its replacement rate is determined.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts.  We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have contracts that are indexed to LIBOR, including our $1.25 billion unsecured revolving credit facility, $265 million term loan, and fifteen mortgages within our consolidated and unconsolidated portfolio totaling $225.5 million on a Pro-rata basis, as well as interest rate swaps to fix these variable cash flows with notional amounts totaling $442.0 million on a Pro-rata basis.  These LIBOR based instruments mature between 2020 and 2028.  We are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness and related interest rate swaps may be adversely affected.

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
•

publication of research reports about us or the real estate industry in general and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	the ability of our tenants to pay rent and meet their other obligations to us under current lease terms and our ability to re-lease space as leases expire;
•	increases in market interest rates that drive purchasers of our stock to demand a higher dividend yield;
•	changes in market valuations of similar companies;
•	adverse market reaction to any additional debt we incur in the future;
•	any future issuances of equity securities;
•	additions or departures of key management personnel;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	actions by institutional stockholders;
•	reports by corporate governance rating companies;
•	increased investor focus on sustainability-related risks, including climate change;
•	changes in our dividend payments;
•	potential tax law changes on REITs;
•	speculation in the press or investment community; and
•	general market and economic conditions.

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

Enhanced focus on corporate responsibility and sustainability, specifically related to environmental, social and governance matters, may impose additional costs and expose us to new risks.

We, as well as increasing numbers of investors, are focused on corporate responsibility and sustainability, specifically related to environmental, social and governance matters (“ESG”). Some investors may use these matters to guide their investment strategies. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. Although we have generally scored highly in these metrics to date, there can be no assurance that we will continue to score highly in the future. In addition, the criteria by which companies are rated may change, which could cause us to receive lower scores than in the past. We may face reputational damage in the event our corporate responsibility and sustainability procedures or standards do not meet the standards set by various constituencies. Furthermore, should our competitors outperform us in such metrics, potential or current investors may elect to invest with our competition instead. The occurrence of any of the foregoing could have an adverse effect on the price of our shares and our business, financial condition and results of operations, including increased capital expenditures and/or increased operating expenses.

Risk Factors Related to Laws and Regulations

If the Parent Company fails to qualify as a REIT for federal income tax purposes, it would be subject to federal income tax at regular corporate rates.

We believe that the Parent Company qualifies for taxation as a REIT for federal income tax purposes, and we plan to operate so that we can continue to meet the requirements for taxation as a REIT. If the Parent Company continues to qualify as a REIT, it generally will not be subject to federal income tax on income that we distribute to our stockholders. Many REIT requirements, however, are highly technical and complex. The determination that the Parent Company is a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve questions of interpretation. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. There can be no assurance that the Internal Revenue Service (“IRS”) or a court would agree with the positions we have taken in interpreting the REIT requirements. We are also required to distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. The fact that we hold many of our assets through co-investment partnerships and their subsidiaries further complicates the application of the REIT requirements. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult for the Parent Company to remain qualified as a REIT.

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

The Tax Cuts and Jobs Act of 2017 made significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders, including our taxable income, the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this stage of the new law’s implementation. Furthermore, the Tax Cuts and Jobs Act may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Cuts and Jobs Act may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Cuts and Jobs Act will not adversely impact our operating results, financial condition, and future business operations.

Dividends paid by REITs generally do not qualify for reduced tax rates.

Subject to limited exceptions, dividends paid by REITs (other than distributions designated as capital gain dividends, qualified dividends or returns of capital) are not eligible for reduced rates for qualified dividends paid by “C” corporations and are taxable at ordinary income tax rates. The more favorable tax rates applicable to regular corporate qualified dividends may cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which may adversely affect the value of the shares of REITs, including the shares of our capital stock.

Under the recently passed Tax Cuts and Jobs Act, the rate brackets for non-corporate taxpayer’s ordinary income are adjusted, the top tax rate is reduced from 39.6% to 37% (excluding the 3.8% Medicare tax on net investment income), and ordinary REIT dividends are taxed at even lower effective rates. Under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, and before January 1, 2026, distributions from REITs that are treated as dividends but are not designated as qualified dividends or capital gain dividends are generally taxed as ordinary income after deducting 20% of the amount of the dividend in the case of non-corporate stockholders. At the maximum ordinary income tax rate of 37% applicable for taxable years beginning after December 31, 2017, and before January 1, 2026, the maximum tax rate on ordinary REIT dividends for non-corporate stockholders is generally 29.6% (plus the 3.8% Medicare tax on net investment income).

Certain foreign stockholders may be subject to U.S. federal income tax on gain recognized on a disposition of our common stock if we do not qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to U.S. federal income tax on any gain recognized on the disposition. This tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” In general, we will be a domestically controlled REIT if at all times during the five-year period ending on the applicable stockholder’s disposition of our stock, less than 50% in value of our stock was held directly or indirectly by non-U.S. persons. If we were to fail to qualify as a domestically controlled REIT, gain recognized by a foreign stockholder on a disposition of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market and the foreign stockholder did not at any time during a specified testing period directly or indirectly own more than 10% of our outstanding common stock.

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

The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction that constitutes “qualifying income” for purposes of the 75% or 95% gross income tests applicable to REITs, does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided that we properly identify the hedging transaction pursuant to the applicable sections of the Code and Treasury Regulations. To the extent that we enter into other types of hedging transactions, or fail to make the proper tax identifications, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary (“TRS”).

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table is a list of the shopping centers, summarized by state and in order of largest holdings by number of properties, presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	December 31, 2019				December 31, 2018
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
Florida	89	10,629	28.3%	94.0%	90	10,745	28.3%	94.7%
California	57	8,633	23.0%	96.8%	54	8,168	21.5%	96.6%
Texas	23	3,050	8.1%	90.7%	23	3,019	8.0%	97.3%
Georgia	21	2,048	5.5%	94.6%	21	2,048	5.4%	95.5%
Connecticut	14	1,453	3.9%	95.0%	14	1,453	3.8%	95.6%
Colorado	14	1,146	3.1%	96.5%	14	1,146	3.0%	96.2%
New York	11	1,367	3.6%	93.4%	11	1,367	3.6%	97.8%
North Carolina	10	901	2.4%	95.5%	10	895	2.3%	96.8%
Massachusetts	9	931	2.5%	91.7%	9	907	2.4%	98.9%
Washington	9	857	2.3%	98.3%	7	825	2.2%	99.4%
Ohio	8	1,209	3.2%	98.6%	8	1,205	3.2%	99.4%
Virginia	7	1,256	3.3%	84.2%	8	1,332	3.5%	83.8%
Oregon	7	741	2.0%	95.4%	7	741	2.0%	96.1%
Illinois	6	1,081	2.9%	95.5%	6	1,075	2.8%	91.2%
Missouri	4	408	1.1%	100.0%	4	408	1.1%	100.0%
Maryland	3	334	0.9%	93.4%	3	372	1.0%	85.4%
Tennessee	3	318	0.8%	100.0%	3	318	0.8%	99.1%
Pennsylvania	3	317	0.8%	97.6%	3	317	0.8%	98.1%
Indiana	1	279	0.7%	100.0%	1	254	0.7%	98.4%
Delaware	1	232	0.6%	95.3%	1	232	0.6%	95.6%
New Jersey	1	218	0.6%	99.0%	1	218	0.6%	96.9%
Michigan	1	97	0.3%	100.0%	1	97	0.3%	100.0%
South Carolina	1	51	0.1%	97.4%	1	51	0.1%	94.8%
Louisiana	—	—	—	—	5	753	2.0%	92.8%
Total	303	37,556	100.0%	94.7%	305	37,946	100.0%	95.5%

Certain Consolidated Properties are encumbered by mortgage loans of $486.3 million, excluding debt issuance costs and premiums and discounts, as of December 31, 2019.

The weighted average annual effective rent for the consolidated portfolio of properties, net of tenant concessions, is $22.38 and $21.51 PSF as of December 31, 2019 and 2018, respectively.

The following table is a list of the shopping centers, summarized by state and in order of largest holdings by number of properties, presented for Unconsolidated Properties (includes properties owned by unconsolidated co-investment partnerships):

	December 31, 2019				December 31, 2018
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
California	22	3,017	20.1%	93.8%	22	3,017	19.3%	94.2%
Virginia	15	2,075	13.8%	96.4%	17	2,403	15.4%	94.8%
Maryland	10	1,066	7.1%	94.1%	11	1,184	7.6%	96.2%
Florida	10	1,045	6.9%	97.7%	10	1,045	6.7%	98.8%
North Carolina	8	1,269	8.4%	94.8%	9	1,417	9.1%	94.1%
Texas	7	933	6.2%	98.1%	7	933	6.0%	98.2%
Washington	7	878	5.8%	96.7%	7	859	5.5%	95.1%
Colorado	6	854	5.7%	93.1%	6	854	5.5%	93.2%
Pennsylvania	6	669	4.5%	86.5%	6	666	4.2%	94.4%
Minnesota	5	665	4.4%	97.0%	5	665	4.2%	99.0%
Illinois	4	671	4.5%	97.7%	4	671	4.3%	97.1%
New Jersey	4	353	2.3%	94.1%	4	353	2.3%	96.4%
Massachusetts	2	726	4.8%	97.0%	2	726	4.6%	98.4%
Indiana	2	139	0.9%	88.4%	2	139	0.9%	100.0%
District of Columbia	2	40	0.3%	92.5%	2	40	0.3%	84.4%
Connecticut	1	186	1.2%	95.8%	1	186	1.2%	80.1%
New York	1	141	0.9%	100.0%	1	141	0.9%	100.0%
Oregon	1	93	0.7%	100.0%	1	93	0.6%	100.0%
Georgia	1	86	0.6%	93.8%	1	86	0.5%	83.8%
South Carolina	1	80	0.5%	100.0%	1	80	0.5%	100.0%
Delaware	1	64	0.4%	89.7%	1	64	0.4%	90.1%
Total	116	15,050	100.0%	95.2%	120	15,622	100.0%	95.4%

Certain Unconsolidated Properties are encumbered by non-recourse mortgage loans of $1.6 billion, excluding debt issuance costs and premiums and discounts, as of December 31, 2019.

The weighted average annual effective rent for the unconsolidated portfolio of properties, net of tenant concessions, is $21.69 and $21.46 PSF as of December 31, 2019 and 2018, respectively.

The following table summarizes our top tenants occupying our shopping centers for Consolidated Properties plus our Pro-rata share of Unconsolidated Properties, as of December 31, 2019, based upon a percentage of total annualized base rent (GLA and dollars in thousands):

Tenant	GLA	Percent of Company Owned GLA	Annualized Base Rent	Percent of Annualized Base Rent	Number of Leased Stores
Publix	2,757	6.4%	$29,869	3.2%	68
Kroger Co.	2,855	6.7%	27,716	3.0%	56
Albertsons Companies, Inc.	1,819	4.3%	25,960	2.8%	46
TJX Companies, Inc.	1,345	3.1%	22,519	2.4%	62
Whole Foods	1,062	2.5%	22,482	2.4%	33
CVS	654	1.5%	15,053	1.6%	57
Ahold/Delhaize	475	1.1%	11,471	1.2%	13
L.A. Fitness Sports Club	453	1.1%	9,299	1.0%	13
Bed Bath & Beyond Inc.	498	1.2%	9,235	1.0%	19
Ross Dress For Less	573	1.3%	8,840	1.0%	26
Nordstrom	320	0.7%	8,839	1.0%	9
Trader Joe's	271	0.6%	8,732	0.9%	27
Gap, Inc	246	0.6%	8,012	0.9%	20
PETCO Animal Supplies, Inc	308	0.7%	7,393	0.8%	37
JPMorgan Chase Bank	127	0.3%	7,027	0.8%	39
JAB Holding Company (1)	181	0.4%	6,964	0.8%	61
Starbucks	137	0.3%	6,824	0.7%	97
Bank of America	131	0.3%	6,697	0.7%	42
Wells Fargo Bank	128	0.3%	6,561	0.7%	49
Target	570	1.3%	6,365	0.7%	6
Walgreens Boots Alliance	262	0.6%	6,175	0.7%	25
Kohl's	612	1.4%	5,859	0.6%	8
H.E. Butt Grocery Company	347	0.8%	5,858	0.6%	5
Dick's Sporting Goods, Inc.	340	0.8%	5,516	0.6%	7
Ulta	170	0.4%	5,110	0.6%	19
Wal-Mart	660	1.5%	4,746	0.5%	7
AT&T, Inc	102	0.2%	4,720	0.5%	53
Best Buy	214	0.5%	4,686	0.5%	6
Barneys New York (2)	57	0.1%	4,500	0.5%	1
Staples, Inc.	204	0.5%	4,487	0.5%	11
Wegmans Food Markets, Inc.	344	0.8%	4,231	0.5%	4
Top Tenants	18,222	42.3%	$311,746	33.7%	926
(1)	JAB Holding Company includes Panera, Einstein Bagels, Peet’s Coffee & Tea, and Krispy Kreme
(2)	Barneys filed for bankruptcy in July 2019. Lease income for Barneys is being recognized on a cash basis effective June 30, 2019 and the lease is expected to terminate in February 2020.

Our leases for tenant space under 10,000 square feet generally have initial terms ranging from three to seven years. Leases greater than 10,000 square feet generally have initial lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. Our leases typically provide for the payment of fixed base rent, the tenant's Pro-rata share of real estate taxes, insurance, and common area maintenance (“CAM”) expenses, and reimbursement for utility costs if not directly metered.

The following table summarizes Pro-rata lease expirations for the next ten years and thereafter, for our Consolidated and Unconsolidated Properties, assuming no tenants renew their leases (GLA and dollars in thousands):

Lease Expiration Year	Number of Tenants with Expiring Leases	Pro-rata Expiring GLA	Percent of Total Company GLA	In Place Base Rent Expiring Under Leases	Percent of Base Rent	Pro-rata Expiring Average Base Rent
(1)	157	369	0.9%	$8,285	0.9%	$22.47
2020	1,097	3,317	8.3%	80,053	8.9%	24.13
2021	1,274	4,598	11.5%	99,884	11.1%	21.72
2022	1,353	5,297	13.3%	124,189	13.7%	23.45
2023	1,123	4,633	11.6%	111,510	12.3%	24.07
2024	1,091	5,406	13.5%	118,650	13.1%	21.95
2025	616	3,221	8.1%	76,748	8.5%	23.83
2026	372	2,209	5.5%	56,602	6.3%	25.62
2027	303	1,892	4.7%	44,557	4.9%	23.55
2028	310	2,165	5.4%	52,093	5.8%	24.06
2029	307	1,718	4.3%	35,103	3.9%	20.43
Thereafter	343	5,128	12.9%	96,186	10.6%	18.76
Total	8,346	39,953	100.0%	$903,860	100.0%	$22.62
(1)	Leases currently under month-to-month rent or in process of renewal.

During 2020, we have a total of 1,097 leases expiring, representing 3.3 million square feet of GLA.  These expiring leases have an average base rent of $24.13 PSF.  The average base rent of new leases signed during 2019 was $28.38 PSF.  During periods of economic weakness or when occupancy is low, tenants have more bargaining power, which may result in rental rate declines on new or renewal leases.  In periods of recovery and/or when occupancy levels are high, landlords have more bargaining power, which generally results in rental rate growth on new and renewal leases.  Based on current economic trends and expectations, the quality and mix of tenants in our centers, and Pro-rata percent leased of 94.8%, we expect average base rent on new and renewal leases during 2020 to meet or exceed average rental rates on leases expiring in 2020.  Exceptions may arise in certain geographic areas or at specific shopping centers based on the local economic situation, competition, location, quality, and size of the space being leased, among other factors.  Additionally, significant changes or uncertainties affecting micro- or macroeconomic climates may cause significant changes to our current expectations.

The following table lists information about our Consolidated and Unconsolidated Properties.  For further information, see Item 7, Management's Discussion and Analysis.

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Amerige Heights Town Center	Los Angeles-Long Beach-Anaheim	CA		2000	2000	$—	89	98.9%	$29.91	Albertsons, (Target)
Brea Marketplace	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1987	43,882	352	99.2%	19.94	Sprout's, Target, 24 Hour Fitness, Big 5 Sporting Goods, Childtime Childcare, Golf Galaxy, Old Navy
Circle Center West	Los Angeles-Long Beach-Anaheim	CA		2017	1989	9,513	64	100.0%	28.42	Marshalls
Circle Marina Center	Los Angeles-Long Beach-Anaheim	CA		2019	1959	24,000	118	94.1%	30.45	Staples, Big 5 Sporting Goods, Centinela Feed & Pet Supplies
Culver Center	Los Angeles-Long Beach-Anaheim	CA		2017	1950	—	217	95.7%	31.91	Ralphs, Best Buy, LA Fitness, Sit N' Sleep, Tuesday Morning
Culver Public Market (7)	Los Angeles-Long Beach-Anaheim	CA		2019	2019	—	27	49.4%	56.17	Urbanspace
El Camino Shopping Center	Los Angeles-Long Beach-Anaheim	CA		1999	1995	—	136	100.0%	38.81	Bristol Farms, CVS
Granada Village	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1965	50,000	226	100.0%	24.71	Sprout's Markets, Rite Aid, Stein Mart, PETCO, Homegoods
Hasley Canyon Village	Los Angeles-Long Beach-Anaheim	CA	20%	2003	2003	16,000	66	100.0%	25.83	Ralphs
Heritage Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1981	—	230	100.0%	38.61	Ralphs, CVS, Daiso, Mitsuwa Marketplace, Total Woman
Laguna Niguel Plaza	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1985	—	42	94.1%	28.43	(Albertsons), CVS
Marina Shores	Los Angeles-Long Beach-Anaheim	CA	20%	2008	2001	—	68	98.3%	36.12	Whole Foods, PETCO
Morningside Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1996	—	91	99.1%	23.76	Stater Bros.
Newland Center	Los Angeles-Long Beach-Anaheim	CA		1999	1985	—	152	100.0%	26.84	Albertsons
Plaza Hermosa	Los Angeles-Long Beach-Anaheim	CA		1999	1984	—	95	100.0%	26.92	Von's, CVS
Ralphs Circle Center	Los Angeles-Long Beach-Anaheim	CA		2017	1983	—	60	100.0%	18.56	Ralphs
Rona Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1989	—	52	100.0%	21.25	Superior Super Warehouse
Seal Beach	Los Angeles-Long Beach-Anaheim	CA	20%	2002	1966	2,200	97	94.8%	25.81	Safeway, CVS
South Bay Village	Los Angeles-Long Beach-Anaheim	CA		2012	2012	—	108	100.0%	20.31	Wal-Mart, Orchard Supply Hardware, Homegoods
Talega Village Center	Los Angeles-Long Beach-Anaheim	CA		2017	2007	—	102	100.0%	22.40	Ralphs
Town and Country Center	Los Angeles-Long Beach-Anaheim	CA	18%	2018	1962	90,000	230	38.3%	49.99	Whole Foods, CVS, Citibank
Tustin Legacy	Los Angeles-Long Beach-Anaheim	CA		2016	2017	—	112	100.0%	32.06	Stater Bros, CVS
Twin Oaks Shopping Center	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1978	9,283	98	97.1%	21.22	Ralphs, Rite Aid
Valencia Crossroads	Los Angeles-Long Beach-Anaheim	CA		2002	2003	—	173	100.0%	27.96	Whole Foods, Kohl's
Village at La Floresta	Los Angeles-Long Beach-Anaheim	CA		2014	2014	—	87	100.0%	34.23	Whole Foods
Von's Circle Center	Los Angeles-Long Beach-Anaheim	CA		2017	1972	7,083	151	100.0%	22.14	Von's, Ross Dress for Less, Planet Fitness
Woodman Van Nuys	Los Angeles-Long Beach-Anaheim	CA		1999	1992	—	108	100.0%	16.42	El Super
Silverado Plaza	Napa	CA	40%	2005	1974	9,413	85	99.0%	18.26	Nob Hill, CVS
Gelson's Westlake Market Plaza	Oxnard-Thousand Oaks-Ventura	CA		2002	2002	—	85	100.0%	29.07	Gelson's Markets, John of Italy Salon & Spa
Oakbrook Plaza	Oxnard-Thousand Oaks-Ventura	CA		1999	1982	—	83	99.0%	21.70	Gelson's Markets, (Longs Drug)
Westlake Village Plaza and Center	Oxnard-Thousand Oaks-Ventura	CA		1999	1975	—	201	95.1%	38.76	Von's, Sprouts, (CVS)
French Valley Village Center	Rvrside-San Bernardino-Ontario	CA		2004	2004	—	99	98.6%	27.28	Stater Bros, CVS
Jefferson Square	Rvrside-San Bernardino-Ontario	CA		2007	2007	—	38	48.9%	16.51	CVS
Folsom Prairie City Crossing	Sacramento--Roseville--Arden-Arcade	CA		1999	1999	—	90	100.0%	21.09	Safeway
Oak Shade Town Center	Sacramento--Roseville--Arden-Arcade	CA		2011	1998	6,954	104	99.3%	22.60	Safeway, Office Max, Rite Aid
Raley's Supermarket	Sacramento--Roseville--Arden-Arcade	CA	20%	2007	1964	—	63	100.0%	12.50	Raley's
The Marketplace (fka The Marketplace Shopping Center)	Sacramento--Roseville--Arden-Arcade	CA		2017	1990	—	111	97.1%	25.74	Safeway,CVS, Petco

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
4S Commons Town Center	San Diego-Carlsbad	CA	85%	2004	2004	85,000	240	100.0%	33.85	Ralphs, Jimbo's...Naturally!, Bed Bath & Beyond, Cost Plus World Market, CVS, Ace Hardware, Ulta
Balboa Mesa Shopping Center	San Diego-Carlsbad	CA		2012	1969	—	207	100.0%	26.98	Von's, Kohl's, CVS
Costa Verde Center	San Diego-Carlsbad	CA		1999	1988	—	179	84.3%	33.55	Bristol Farms, Bookstar, The Boxing Club
El Norte Pkwy Plaza	San Diego-Carlsbad	CA		1999	1984	—	91	96.0%	18.79	Von's, CVS, Children's Paradise
Friars Mission Center	San Diego-Carlsbad	CA		1999	1989	—	147	100.0%	35.55	Ralphs, CVS
Navajo Shopping Center	San Diego-Carlsbad	CA	40%	2005	1964	7,685	102	99.1%	14.77	Albertsons, Rite Aid, O'Reilly Auto Parts
Point Loma Plaza	San Diego-Carlsbad	CA	40%	2005	1987	24,319	205	94.9%	22.96	Von's, 24 Hour Fitness, Jo-Ann Fabrics, Marshalls
Rancho San Diego Village	San Diego-Carlsbad	CA	40%	2005	1981	20,974	153	98.3%	22.36	Smart & Final, (Longs Drug), 24 Hour Fitness
Scripps Ranch Marketplace	San Diego-Carlsbad	CA		2017	2017	27,000	132	98.7%	31.75	Vons, CVS
The Hub Hillcrest Market	San Diego-Carlsbad	CA		2012	1990	—	149	99.4%	39.39	Ralphs, Trader Joe's
Twin Peaks	San Diego-Carlsbad	CA		1999	1988	—	208	99.5%	21.12	Atlas International Market, Target
200 Potrero	San Francisco-Oakland-Hayward	CA		2017	1928	—	31	100.0%	13.37	Gizmo Art Production, INC.
Bayhill Shopping Center	San Francisco-Oakland-Hayward	CA	40%	2005	1990	19,494	122	97.1%	26.04	Mollie Stone's Market, CVS
Clayton Valley Shopping Center	San Francisco-Oakland-Hayward	CA		2003	2004	—	260	92.3%	22.68	Grocery Outlet, Orchard Supply Hardware, CVS, Dollar Tree, Ross Dress For Less
Diablo Plaza	San Francisco-Oakland-Hayward	CA		1999	1982	—	63	100.0%	40.90	(Safeway), (CVS), Beverages & More!
El Cerrito Plaza	San Francisco-Oakland-Hayward	CA		2000	2000	—	256	95.4%	30.27	(Lucky's), Trader Joe's, (CVS), Bed Bath & Beyond, Barnes & Noble, Jo-Ann Fabrics, PETCO, Ross Dress For Less
Encina Grande	San Francisco-Oakland-Hayward	CA		1999	1965	—	106	99.1%	33.04	Whole Foods, Walgreens
Gateway 101	San Francisco-Oakland-Hayward	CA		2008	2008	—	92	100.0%	32.95	(Home Depot), (Best Buy), Target, Nordstrom Rack
Parnassus Heights Medical	San Francisco-Oakland-Hayward	CA	50%	2017	1968	—	146	99.1%	86.09	University of CA
Persimmon Place	San Francisco-Oakland-Hayward	CA		2014	2014	—	153	100.0%	35.20	Whole Foods, Nordstrom Rack, Homegoods
Plaza Escuela	San Francisco-Oakland-Hayward	CA		2017	2002	—	154	96.4%	46.40	The Container Store, Uniqlo, Forever 21, The Cheesecake Factory,Trufusion
Pleasant Hill Shopping Center	San Francisco-Oakland-Hayward	CA	40%	2005	1970	50,000	227	100.0%	23.10	Target, Burlington, Ross Dress for Less, Homegoods
Pleasanton Plaza	San Francisco-Oakland-Hayward	CA		2017	1981	—	163	73.8%	10.53	JCPenney, OfficeMax, Cost Plus World Market
Potrero Center	San Francisco-Oakland-Hayward	CA		2017	1968	—	227	99.8%	32.97	Safeway, Decathlon Sport, 24 Hour Fitness, Ross Dress for Less, Petco, Party City
Powell Street Plaza	San Francisco-Oakland-Hayward	CA		2001	1987	—	166	98.9%	35.03	Trader Joe's, Beverages & More!, Ross Dress For Less, Marshalls, Burlington Coat Factory
San Carlos Marketplace	San Francisco-Oakland-Hayward	CA		2017	1999	—	154	100.0%	35.32	TJ Maxx, Best Buy, PetSmart, Bassett Furniture
San Leandro Plaza	San Francisco-Oakland-Hayward	CA		1999	1982	—	50	86.3%	38.52	(Safeway), (CVS)
Sequoia Station	San Francisco-Oakland-Hayward	CA		1999	1996	—	103	100.0%	42.69	(Safeway), CVS, Barnes & Noble, Old Navy, Pier 1
Serramonte Center	San Francisco-Oakland-Hayward	CA		2017	1968	—	1,140	97.8%	25.79

Macy's, Target, Dick's Sporting Goods, Dave & Buster's, Nordstrom Rack, JCPenney, Regal Cinemas, Buy Buy Baby, Cost Plus World Market, Crunch Gym, DAISO, Forever 21, H&M, Old Navy, Part City, Ross, TJ Maxx, Uniqlo

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Tassajara Crossing	San Francisco-Oakland-Hayward	CA		1999	1990	—	146	100.0%	24.74	Safeway, CVS, Alamo Hardware
Willows Shopping Center (6)	San Francisco-Oakland-Hayward	CA		2017	2015	—	249	86.4%	30.17	REI, UFC Gym, Old Navy, Pier 1 Imports, Ulta, ClaimJumper, The Jungle Fun Concord
Woodside Central	San Francisco-Oakland-Hayward	CA		1999	1993	—	81	100.0%	25.98	(Target),Chuck E. Cheese, Marshalls
Ygnacio Plaza	San Francisco-Oakland-Hayward	CA	40%	2005	1968	25,563	110	100.0%	37.81	Sports Basement,TJ Maxx
Blossom Valley	San Jose-Sunnyvale-Santa Clara	CA	20%	1999	1990	22,300	93	100.0%	27.81	Safeway, CVS
Mariposa Shopping Center	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	1957	18,864	127	94.7%	21.22	Safeway, CVS Ross Dress for Less
Shoppes at Homestead	San Jose-Sunnyvale-Santa Clara	CA		1999	1983	—	113	100.0%	23.72	(Orchard Supply Hardware), CVS, Crunch Fitness
Snell & Branham Plaza	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	1988	12,566	92	98.1%	19.25	Safeway
The Pruneyard	San Jose-Sunnyvale-Santa Clara	CA		2019	1969	2,200	258	97.0%	38.93	Trader Joe's, Sports Basement, Pruneyard Cinemas, Marshalls
West Park Plaza	San Jose-Sunnyvale-Santa Clara	CA		1999	1996	—	88	97.6%	18.40	Safeway, Rite Aid
Golden Hills Plaza	San Luis Obispo-Paso Robles-Arroyo Grande	CA		2006	2006	—	244	95.4%	7.60	Lowe's, Bed Bath & Beyond, TJ Maxx
Five Points Shopping Center	Santa Maria-Santa Barbara	CA	40%	2005	1960	24,899	145	98.7%	30.40	Smart & Final, CVS, Ross Dress for Less, Big 5 Sporting Goods, PETCO
Corral Hollow	Stockton-Lodi	CA	25%	2000	2000	—	167	100.0%	17.54	Safeway, Orchard Supply & Hardware, CVS
Alcove On Arapahoe	Boulder	CO	40%	2005	1957	13,151	159	91.7%	18.88	Safeway, Jo-Ann Fabrics, PETCO, Pier 1 Imports, HomeGoods
Crossroads Commons	Boulder	CO	20%	2001	1986	34,500	143	100.0%	28.17	Whole Foods, Barnes & Noble, Bicycle Village
Crossroads Commons II	Boulder	CO	20%	2018	1995	5,500	20	65.8%	36.16	(Whole Foods), (Barnes & Noble, Bicycle Village)
Falcon Marketplace	Colorado Springs	CO		2005	2005	—	22	93.8%	23.47	(Wal-Mart)
Marketplace at Briargate	Colorado Springs	CO		2006	2006	—	29	95.6%	32.74	(King Soopers)
Monument Jackson Creek	Colorado Springs	CO		1998	1999	—	85	100.0%	12.40	King Soopers
Woodmen Plaza	Colorado Springs	CO		1998	1998	—	116	92.2%	13.09	King Soopers
Applewood Shopping Ctr	Denver-Aurora-Lakewood	CO	40%	2005	1956	—	354	91.2%	14.94	King Soopers, Hobby Lobby, Applejack Liquors, PetSmart, Homegoods, Sierra Trading Post, Ulta
Belleview Square	Denver-Aurora-Lakewood	CO		2004	1978	—	117	100.0%	20.56	King Soopers
Boulevard Center	Denver-Aurora-Lakewood	CO		1999	1986	—	79	77.0%	30.92	(Safeway), One Hour Optical
Buckley Square	Denver-Aurora-Lakewood	CO		1999	1978	—	116	96.1%	11.61	King Soopers, Ace Hardware
Cherrywood Square Shop Ctr	Denver-Aurora-Lakewood	CO	40%	2005	1978	4,060	97	94.2%	10.44	King Soopers
Hilltop Village	Denver-Aurora-Lakewood	CO		2002	2003	—	100	100.0%	11.48	King Soopers
Kent Place	Denver-Aurora-Lakewood	CO	50%	2011	2011	8,250	48	100.0%	20.94	King Soopers
Littleton Square	Denver-Aurora-Lakewood	CO		1999	1997	—	99	100.0%	11.36	King Soopers
Lloyd King Center	Denver-Aurora-Lakewood	CO		1998	1998	—	83	95.0%	11.88	King Soopers
Ralston Square Shopping Center	Denver-Aurora-Lakewood	CO	40%	2005	1977	4,060	83	97.0%	11.74	King Soopers
Shops at Quail Creek	Denver-Aurora-Lakewood	CO		2008	2008	—	38	96.3%	26.11	(King Soopers)
Stroh Ranch	Denver-Aurora-Lakewood	CO		1998	1998	—	93	100.0%	13.42	King Soopers
Centerplace of Greeley III	Greeley	CO		2007	2007	—	119	100.0%	11.37	Hobby Lobby, Best Buy, TJ Maxx
22 Crescent Road	Bridgeport-Stamford-Norwalk	CT		2017	1984	—	4	100.0%	60.00
91 Danbury Road	Bridgeport-Stamford-Norwalk	CT		2017	1965	—	5	100.0%	27.45
Black Rock	Bridgeport-Stamford-Norwalk	CT	80%	2014	1996	19,767	98	94.7%	30.71	Old Navy, The Clubhouse
Brick Walk (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2007	32,952	122	90.2%	44.97

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Compo Acres Shopping Center	Bridgeport-Stamford-Norwalk	CT		2017	1960	—	43	100.0%	50.42	Trader Joe's
Copps Hill Plaza	Bridgeport-Stamford-Norwalk	CT		2017	1979	12,306	185	100.0%	14.24	Stop & Shop, Kohl's, Rite Aid
Danbury Green	Bridgeport-Stamford-Norwalk	CT		2017	1985	—	124	97.6%	24.08	Trader Joe's, Hilton Garden Inn, DSW, Staples, Rite Aid, Warehouse Wines & Liquors
Darinor Plaza (6)	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	153	97.8%	18.42	Kohl's, Old Navy, Party City
Fairfield Center (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2000	—	94	99.4%	32.33	Fairfield University Bookstore, Merril Lynch
Post Road Plaza	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	20	100.0%	53.92	Trader Joe's
The Village Center	Bridgeport-Stamford-Norwalk	CT		2017	1973	—	90	81.7%	41.56	The Fresh Market
Walmart Norwalk	Bridgeport-Stamford-Norwalk	CT		2017	1956	—	142	100.0%	0.56	WalMart, HomeGoods
Brookside Plaza	Hartford-West Hartford-East Hartford	CT		2017	1985	—	217	89.7%	14.67	ShopRite, Bed, Bath & Beyond, TJ Maxx, PetSmart, Walgreens, Staples
Corbin's Corner	Hartford-West Hartford-East Hartford	CT	40%	2005	1962	37,026	186	95.8%	28.74	Trader Joe's, Best Buy, Edge Fitness, Old Navy, The Tile Shop, Total Wine and More
Southbury Green	New Haven-Milford	CT		2017	1979	—	156	94.1%	22.67	ShopRite, Homegoods
Shops at The Columbia	Washington-Arlington-Alexandri	DC	25%	2006	2006	—	23	100.0%	41.68	Trader Joe's
Spring Valley Shopping Center	Washington-Arlington-Alexandri	DC	40%	2005	1930	11,727	17	82.4%	114.09
Pike Creek	Philadelphia-Camden-Wilmington	DE		1998	1981	—	232	95.3%	14.90	Acme Markets, K-Mart
Shoppes of Graylyn	Philadelphia-Camden-Wilmington	DE	40%	2005	1971	—	64	89.7%	24.01	Rite Aid
Corkscrew Village	Cape Coral-Fort Myers	FL		2007	1997	—	82	93.2%	14.25	Publix
Shoppes of Grande Oak	Cape Coral-Fort Myers	FL		2000	2000	—	79	100.0%	16.52	Publix
Millhopper Shopping Center	Gainesville	FL		1993	1974	—	83	100.0%	17.96	Publix
Newberry Square	Gainesville	FL		1994	1986	—	181	45.7%	10.10	Publix, Dollar Tree
Anastasia Plaza	Jacksonville	FL		1993	1988	—	102	96.2%	13.78	Publix
Atlantic Village	Jacksonville	FL		2017	1984	—	110	95.0%	17.19	LA Fitness, Pet Supplies Plus
Brooklyn Station on Riverside	Jacksonville	FL		2013	2013	—	50	97.2%	26.28	The Fresh Market
Courtyard Shopping Center	Jacksonville	FL		1993	1987	—	137	100.0%	3.50	(Publix), Target
Fleming Island	Jacksonville	FL		1998	2000	—	132	96.8%	16.10	Publix, (Target), PETCO, Planet Fitness
Hibernia Pavilion	Jacksonville	FL		2006	2006	—	51	92.0%	16.21	Publix
John's Creek Center	Jacksonville	FL	20%	2003	2004	9,000	75	100.0%	15.75	Publix
Julington Village	Jacksonville	FL	20%	1999	1999	10,000	82	100.0%	16.44	Publix, (CVS)
Mandarin Landing	Jacksonville	FL		2017	1976	—	140	89.1%	18.02	Whole Foods, Office Depot, Aveda Institute
Nocatee Town Center	Jacksonville	FL		2007	2007	—	110	100.0%	20.91	Publix
Oakleaf Commons	Jacksonville	FL		2006	2006	—	74	98.1%	15.39	Publix
Old St Augustine Plaza	Jacksonville	FL		1996	1990	—	248	100.0%	10.94	Publix, Burlington Coat Factory, Hobby Lobby, LA Fitness, Ross Dress for Less
Pablo Plaza	Jacksonville	FL		2017	1974	—	161	98.4%	17.32	Whole Foods, Office Depot, Marshalls, HomeGoods, PetSmart
Pine Tree Plaza	Jacksonville	FL		1997	1999	—	63	100.0%	14.68	Publix
Seminole Shoppes	Jacksonville	FL	50%	2009	2009	8,567	87	100.0%	23.34	Publix
Shoppes at Bartram Park	Jacksonville	FL	50%	2005	2004	—	135	95.4%	20.28	Publix, (Kohl's), (Tutor Time)
Shops at John's Creek	Jacksonville	FL		2003	2004	—	15	100.0%	23.92
South Beach Regional	Jacksonville	FL		2017	1990	—	308	97.3%	15.14	Trader Joe's, Home Depot, Stein Mart, Ross Dress for Less, Bed Bath & Beyond, Staples

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Aventura Shopping Center	Miami-Ft Lauderdale-W Palm Bch	FL		1994	1974	—	97	100.0%	37.55	Publix, CVS
Aventura Square (6)	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1991	6,008	144	79.3%	39.44	Bed, Bath & Beyond, DSW, Jewelry Exchange, Old Navy
Banco Popular Building	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1971	—	33	0.0%	-
Bird 107 Plaza	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1962	—	40	92.9%	20.04	Walgreens
Bird Ludlam	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1988	—	192	98.5%	23.75	Winn-Dixie, CVS, Goodwill
Boca Village Square	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1978	—	92	97.6%	22.60	Publix, CVS
Boynton Lakes Plaza	Miami-Ft Lauderdale-W Palm Bch	FL		1997	1993	—	110	94.9%	16.72	Publix, Citi Trends, Pet Supermarket
Boynton Plaza	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1978	—	105	97.2%	21.22	Publix, CVS
Caligo Crossing	Miami-Ft Lauderdale-W Palm Bch	FL		2007	2007	—	11	61.0%	47.83	(Kohl's)
Chasewood Plaza	Miami-Ft Lauderdale-W Palm Bch	FL		1993	1986	—	151	97.1%	26.32	Publix, Pet Smart
Concord Shopping Plaza	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1962	27,750	309	95.4%	12.61	Winn-Dixie, Home Depot, Big Lots, Dollar Tree, YouFit Health Club
Coral Reef Shopping Center	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1968	—	75	98.8%	32.70	Aldi, Walgreens
Country Walk Plaza	Miami-Ft Lauderdale-W Palm Bch	FL	30%	2017	1985	16,000	101	90.3%	19.79	Publix, CVS
Countryside Shops	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1986	—	193	93.7%	19.01	Publix, Stein Mart, Ross Dress for Less
Fountain Square	Miami-Ft Lauderdale-W Palm Bch	FL		2013	2013	—	177	92.5%	26.10	Publix,(Target), Ross Dress for Less, TJ Maxx, Ulta
Gardens Square	Miami-Ft Lauderdale-W Palm Bch	FL		1997	1991	—	90	100.0%	18.45	Publix
Greenwood Shopping Centre	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1982	—	133	93.2%	15.66	Publix, Beall's
Hammocks Town Center	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1987	—	187	98.1%	17.25	Publix, Metro-Dade Public Library, (Kendall Ice Arena), YouFit Health Club, Goodwill, CVS
Homestead McDonald's	Miami-Ft Lauderdale-W Palm Bch	FL		2017	2014	—	4	100.0%	27.74
Lantana Outparcels	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1976	—	17	100.0%	18.53
Pine Island	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1999	—	255	97.9%	14.76	Publix, Burlington Coat Factory, Beall's, YouFit Health Club
Pine Ridge Square	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1986	—	118	97.0%	18.09	The Fresh Market, Bed, Bath & Beyond, Marshalls, Ulta
Pinecrest Place (6)	Miami-Ft Lauderdale-W Palm Bch	FL		2017	2017	—	70	92.0%	39.58	Whole Foods, (Target)
Point Royale Shopping Center	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1970	—	202	98.4%	15.92	Winn-Dixie, Burlington Coat Factory, Pasteur Medical Center, Tuesday Morning, Planet Fitness
Prosperity Centre	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1993	—	124	93.5%	21.92	Bed, Bath & Beyond, Office Depot, TJ Maxx, CVS
Sawgrass Promenade	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1982	—	107	90.3%	12.32	Publix, Walgreens, Dollar Tree
Sheridan Plaza	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1973	—	506	92.8%	18.78	Publix, Kohl's, LA Fitness, Office Depot, Ross Dress for Less, Pet Supplies Plus
Shoppes @ 104	Miami-Ft Lauderdale-W Palm Bch	FL		1998	1990	—	112	97.5%	19.31	Winn-Dixie, CVS
Shoppes at Lago Mar	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1995	—	83	93.9%	15.23	Publix, YouFit Health Club
Shoppes of Jonathan's Landing	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1997	—	27	100.0%	25.10	(Publix)
Shoppes of Oakbrook	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1974	3,670	200	94.1%	16.47	Publix, Stein Mart, Tuesday Morning, Bassett Furniture, Duffy's Sports Bar, CVS
Shoppes of Silver Lakes	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1995	—	127	91.7%	19.35	Publix, Goodwill
Shoppes of Sunset	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1979	—	22	85.9%	25.71
Shoppes of Sunset II	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1980	—	28	74.2%	22.71
Shops at Skylake	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1999	—	287	93.6%	23.98	Publix, LA Fitness, TJ Maxx, Goodwill
Tamarac Town Square	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1987	—	125	75.8%	12.69	Publix, Dollar Tree
University Commons (6)	Miami-Ft Lauderdale-W Palm Bch	FL		2015	2001	35,824	180	100.0%	31.71	Whole Foods, Nordstrom Rack, Barnes & Noble, Bed Bath & Beyond

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Veranda Shoppes	Miami-Ft Lauderdale-W Palm Bch	FL	30%	2017	2007	9,000	45	97.3%	27.05	Publix
Waterstone Plaza	Miami-Ft Lauderdale-W Palm Bch	FL		2017	2005	—	61	100.0%	16.97	Publix
Welleby Plaza	Miami-Ft Lauderdale-W Palm Bch	FL		1996	1982	—	110	91.3%	13.45	Publix, Dollar Tree
Wellington Town Square	Miami-Ft Lauderdale-W Palm Bch	FL		1996	1982	—	112	100.0%	30.98	Publix, CVS
West Bird Plaza	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1977	—	99	98.5%	24.14	Publix
West Lake Shopping Center	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1984	—	101	96.8%	19.32	Winn-Dixie, CVS
Westport Plaza	Miami-Ft Lauderdale-W Palm Bch	FL		2017	2002	2,385	47	100.0%	20.34	Publix
Young Circle Shopping Center	Miami-Ft Lauderdale-W Palm Bch	FL		2017	1962	—	65	59.0%	20.80	Walgreens
Berkshire Commons	Naples-Immokalee-Marco Island	FL		1994	1992	—	110	98.6%	14.63	Publix, Walgreens
Naples Walk Shopping Center	Naples-Immokalee-Marco Island	FL		2007	1999	—	125	98.6%	17.44	Publix
Pavillion	Naples-Immokalee-Marco Island	FL		2017	1982	—	168	96.5%	21.50	LA Fitness, Paragon Theaters, J. Lee Salon Suites
Shoppes of Pebblebrook Plaza	Naples-Immokalee-Marco Island	FL	50%	2000	2000	—	77	100.0%	15.47	Publix, (Walgreens)
Glengary Shoppes	North Port-Sarasota-Bradenton	FL		2017	1995	—	93	100.0%	19.72	Best Buy, Barnes & Noble
Alafaya Village	Orlando-Kissimmee-Sanford	FL		2017	1986	—	38	93.9%	22.59	(Lucky's)
Kirkman Shoppes	Orlando-Kissimmee-Sanford	FL		2017	1973	—	115	96.7%	23.67	LA Fitness, Walgreens
Lake Mary Centre	Orlando-Kissimmee-Sanford	FL		2017	1988	—	360	94.7%	16.29	The Fresh Market, Academy Sports, Hobby Lobby, LA Fitness, Ross Dress for Less, Office Depot
Plaza Venezia	Orlando-Kissimmee-Sanford	FL	20%	2016	2000	36,500	202	99.8%	27.11	Publix
The Grove	Orlando-Kissimmee-Sanford	FL	30%	2017	2004	22,500	152	98.4%	21.64	Publix, LA Fitness
Town and Country	Orlando-Kissimmee-Sanford	FL		2017	1993	—	78	100.0%	10.68	Ross Dress for Less
Unigold Shopping Center	Orlando-Kissimmee-Sanford	FL		2017	1987	—	115	95.0%	15.19	Lucky's, YouFit Health Club, Ross Dress for Less
Willa Springs	Orlando-Kissimmee-Sanford	FL	20%	2000	2000	16,700	90	95.4%	21.03	Publix
Starke (6)	Other	FL		2000	2000	—	13	100.0%	25.56	CVS
Cashmere Corners	Port St. Lucie	FL		2017	2001	—	86	83.7%	14.05	WalMart
Salerno Village	Port St. Lucie	FL		2017	1987	—	5	100.0%	16.53
The Plaza at St. Lucie West	Port St. Lucie	FL		2017	2006	—	27	93.6%	23.42
Charlotte Square	Punta Gorda	FL		2017	1980	—	91	78.7%	10.72	WalMart
Ryanwood Square	Sebastian-Vero Beach	FL		2017	1987	—	115	87.8%	11.32	Publix, Beall's, Harbor Freight Tools
South Point	Sebastian-Vero Beach	FL		2017	2003	—	65	97.8%	16.07	Publix
Treasure Coast Plaza	Sebastian-Vero Beach	FL		2017	1983	2,388	134	94.6%	16.60	Publix, TJ Maxx
Carriage Gate	Tallahassee	FL		1994	1978	—	73	100.0%	23.58	Trader Joe's, TJ Maxx
Ocala Corners (6)	Tallahassee	FL		2000	2000	3,891	87	98.6%	15.05	Publix
Bloomingdale Square	Tampa-St. Petersburg-Clearwater	FL		1998	1987	—	254	93.7%	17.46	Publix, Bealls, Dollar Tree, Home Centric, LA Fitness
Northgate Square	Tampa-St. Petersburg-Clearwater	FL		2007	1995	—	75	100.0%	15.31	Publix
Regency Square	Tampa-St. Petersburg-Clearwater	FL		1993	1986	—	352	93.1%	18.71	AMC Theater, (Best Buy), (Macdill), Dollar Tree, Five Below, Marshall's, Michael's, PETCO, Shoe Carnival, Staples, TJ Maxx, Ulta
Shoppes at Sunlake Centre	Tampa-St. Petersburg-Clearwater	FL		2017	2008	—	98	100.0%	21.54	Publix
Suncoast Crossing (6)	Tampa-St. Petersburg-Clearwater	FL		2007	2007	—	118	97.6%	6.90	Kohl's, (Target)
The Village at Hunter's Lake (7)	Tampa-St. Petersburg-Clearwater	FL		2018	2018	—	72	95.1%	27.15	Sprouts
Town Square	Tampa-St. Petersburg-Clearwater	FL		1997	1999	—	44	100.0%	32.18	PETCO, Pier 1 Imports
Village Center	Tampa-St. Petersburg-Clearwater	FL		1995	1993	—	187	99.9%	20.51	Publix, Walgreens, Stein Mart
Westchase	Tampa-St. Petersburg-Clearwater	FL		2007	1998	—	79	95.2%	16.58	Publix
Ashford Place	Atlanta-Sandy Springs-Roswell	GA		1997	1993	—	53	96.7%	22.10	Harbor Freight Tools

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Briarcliff La Vista	Atlanta-Sandy Springs-Roswell	GA		1997	1962	—	43	100.0%	21.83	Michael's
Briarcliff Village (6)	Atlanta-Sandy Springs-Roswell	GA		1997	1990	—	190	98.4%	16.63	Publix, Office Depot, Party City, Shoe Carnival, TJ Maxx
Bridgemill Market	Atlanta-Sandy Springs-Roswell	GA		2017	2000	4,582	89	82.4%	16.98	Publix
Brighten Park	Atlanta-Sandy Springs-Roswell	GA		1997	1986	—	137	97.1%	26.16	The Fresh Market, Tuesday Morning, Dance 101
Buckhead Court	Atlanta-Sandy Springs-Roswell	GA		1997	1984	—	49	100.0%	28.65
Buckhead Station	Atlanta-Sandy Springs-Roswell	GA		2017	1996	—	234	100.0%	24.17	Nordstrom Rack, TJ Maxx, Bed Bath & Beyond, Saks Off Fifth, DSW, Cost Plus World Market, Old Navy, Ulta
Cambridge Square	Atlanta-Sandy Springs-Roswell	GA		1996	1979	—	71	100.0%	16.19	Kroger
Chastain Square	Atlanta-Sandy Springs-Roswell	GA		2017	1981	—	92	93.7%	21.62	Publix
Cornerstone Square	Atlanta-Sandy Springs-Roswell	GA		1997	1990	—	80	100.0%	17.42	Aldi, CVS, HealthMarkets Insurance, Diazo Specialty Blueprint
Sope Creek Crossing	Atlanta-Sandy Springs-Roswell	GA		1998	1991	—	99	100.0%	16.41	Publix
Dunwoody Hall	Atlanta-Sandy Springs-Roswell	GA	20%	1997	1986	13,800	86	93.8%	20.02	Publix
Dunwoody Village	Atlanta-Sandy Springs-Roswell	GA		1997	1975	—	121	94.0%	19.76	The Fresh Market, Walgreens, Dunwoody Prep
Howell Mill Village (6)	Atlanta-Sandy Springs-Roswell	GA		2004	1984	—	92	95.9%	23.70	Publix, Walgreens
Paces Ferry Plaza (6)	Atlanta-Sandy Springs-Roswell	GA		1997	1987	—	82	99.9%	38.39	Whole Foods
Piedmont Peachtree Crossing	Atlanta-Sandy Springs-Roswell	GA		2017	1978	—	152	83.5%	20.71	Kroger, Binders Art Supplies & Frames
Powers Ferry Square	Atlanta-Sandy Springs-Roswell	GA		1997	1987	—	101	91.0%	33.07	HomeGoods, PETCO
Powers Ferry Village	Atlanta-Sandy Springs-Roswell	GA		1997	1994	—	79	87.3%	9.68	Publix, The Juice Box
Russell Ridge	Atlanta-Sandy Springs-Roswell	GA		1994	1995	—	101	100.0%	13.38	Kroger
Sandy Springs	Atlanta-Sandy Springs-Roswell	GA		2012	2006	—	116	94.4%	24.42	Trader Joe's, Pier 1 Imports, Fox's, Flynn O'Hara Uniforms
The Shops at Hampton Oaks	Atlanta-Sandy Springs-Roswell	GA		2017	2009	—	21	37.8%	12.44	(CVS)
Williamsburg at Dunwoody	Atlanta-Sandy Springs-Roswell	GA		2017	1983	—	45	85.4%	25.62
Civic Center Plaza	Chicago-Naperville-Elgin	IL	40%	2005	1989	22,000	265	97.1%	11.30	Super H Mart, Home Depot, O'Reilly Automotive, King Spa
Clybourn Commons	Chicago-Naperville-Elgin	IL		2014	1999	—	32	73.2%	36.70	PETCO
Glen Oak Plaza	Chicago-Naperville-Elgin	IL		2010	1967	—	63	96.6%	24.15	Trader Joe's, Walgreens, Northshore University Healthsystems
Hinsdale	Chicago-Naperville-Elgin	IL		1998	1986	—	185	96.9%	15.56	Whole Foods, Goodwill, Charter Fitness, Petco
Mellody Farm	Chicago-Naperville-Elgin	IL		2017	2017	—	259	94.4%	27.92	Whole Foods, Nordstrom Rack, REI, HomeGoods, Barnes & Noble, West Elm
Riverside Sq & River's Edge	Chicago-Naperville-Elgin	IL	40%	2005	1986	14,030	169	96.2%	17.21	Mariano's Fresh Market, Dollar Tree, Party City
Roscoe Square	Chicago-Naperville-Elgin	IL	40%	2005	1981	10,591	140	100.0%	21.57	Mariano's Fresh Market, Walgreens
Stonebrook Plaza Shopping Center	Chicago-Naperville-Elgin	IL	40%	2005	1984	7,499	96	98.3%	12.32	Jewel-Osco, Blink Fitness
Westchester Commons	Chicago-Naperville-Elgin	IL		2001	1984	—	139	94.3%	18.05	Mariano's Fresh Market, Goodwill
Willow Festival (6)	Chicago-Naperville-Elgin	IL		2010	2007	—	404	97.6%	17.94	Whole Foods, Lowe's, CVS, HomeGoods, REI, Best Buy, Ulta
Shops on Main	Chicago-Naperville-Elgin	IN	93%	2013	2013	—	279	100.0%	16.05	Whole Foods, Dick's Sporting Goods, Ross Dress for Less, HomeGoods, DSW, Nordstrom Rack, Marshalls
Willow Lake Shopping Center	Indianapolis-Carmel-Anderson	IN	40%	2005	1987	—	86	83.1%	17.67	(Kroger), Tuesday Morning
Willow Lake West Shopping Center	Indianapolis-Carmel-Anderson	IN	40%	2005	2001	10,000	53	97.0%	26.17	Trader Joe's
Fellsway Plaza	Boston-Cambridge-Newton	MA	75%	2013	1959	37,166	155	97.0%	24.32	Stop & Shop, Modells Sporting Goods, Planet Fitness

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Old Connecticut Path	Boston-Cambridge-Newton	MA	30%	2017	1994	—	80	93.2%	21.68	Stop & Shop
Shaw's at Plymouth	Boston-Cambridge-Newton	MA		2017	1993	—	60	100.0%	17.58	Shaw's
Shops at Saugus	Boston-Cambridge-Newton	MA		2006	2006	—	87	93.3%	30.12	Trader Joe's, La-Z-Boy, PetSmart
Star's at Cambridge	Boston-Cambridge-Newton	MA		2017	1953	—	66	100.0%	37.44	Star Market
Star's at Quincy	Boston-Cambridge-Newton	MA		2017	1965	—	101	100.0%	21.48	Star Market
Star's at West Roxbury	Boston-Cambridge-Newton	MA		2017	1973	—	76	100.0%	24.84	Shaw's
The Abbot	Boston-Cambridge-Newton	MA		2017	1906	—	65	0.0%	-
Twin City Plaza	Boston-Cambridge-Newton	MA		2006	2004	—	285	99.5%	20.56	Shaw's, Marshall's, Extra Space Storage, Walgreens, K&G Fashion, Dollar Tree, Gold's Gym, Formlabs
Whole Foods at Swampscott	Boston-Cambridge-Newton	MA		2017	1967	—	36	100.0%	27.20	Whole Foods
Northborough Crossing	Worcester	MA	30%	2017	2011	60,344	646	97.5%	13.23	Wegmans, BJ's Wholesale Club, Kohl's,Dick's Sporting Goods, Pottery Barn Outlet, TJ Maxx, Michael's, PetSmart, Homegoods, Old Navy, Homesense
Festival at Woodholme	Baltimore-Columbia-Towson	MD	40%	2005	1986	19,494	81	100.0%	40.62	Trader Joe's
Parkville Shopping Center	Baltimore-Columbia-Towson	MD	40%	2005	1961	10,818	165	97.1%	16.20	Giant, Parkville Lanes, Dollar Tree, Petco, The Cellar Parkville
Southside Marketplace	Baltimore-Columbia-Towson	MD	40%	2005	1990	13,455	125	95.5%	21.12	Shoppers Food Warehouse
Valley Centre	Baltimore-Columbia-Towson	MD	40%	2005	1987	17,652	220	81.5%	17.19	Aldi,TJ Maxx, Ross Dress for Less, PetSmart, Michael's
Village at Lee Airpark (6)	Baltimore-Columbia-Towson	MD		2005	2005	—	121	100.0%	28.53	Giant, (Sunrise)
Burnt Mills (6)	Washington-Arlington-Alexandri	MD	20%	2013	2004	7,000	31	94.6%	38.97	Trader Joe's
Cloppers Mill Village	Washington-Arlington-Alexandri	MD	40%	2005	1995	—	137	94.0%	17.83	Shoppers Food Warehouse, CVS
Firstfield Shopping Center	Washington-Arlington-Alexandri	MD	40%	2005	1978	—	22	93.7%	43.27
Takoma Park	Washington-Arlington-Alexandri	MD	40%	2005	1960	—	104	100.0%	13.79	Shoppers Food Warehouse
Watkins Park Plaza	Washington-Arlington-Alexandri	MD	40%	2005	1985	—	111	100.0%	27.12	LA Fitness, CVS
Westbard Square- Manor Care	Washington-Arlington-Alexandri	MD		2017	1976	—	-	0.0%	-
Westbard Square	Washington-Arlington-Alexandri	MD		2017	1960	—	213	89.7%	32.31	Giant, Citgo, Bowlmor AMF
Woodmoor Shopping Center	Washington-Arlington-Alexandri	MD	40%	2005	1954	19,000	69	99.4%	33.45	CVS
Fenton Marketplace	Flint	MI		1999	1999	—	97	100.0%	8.53	Family Farm & Home, Michael's
Apple Valley Square	Minneapol-St. Paul-Bloomington	MN	25%	2006	1998	—	176	100.0%	15.59	Jo-Ann Fabrics, Experience Fitness, (Burlington Coat Factory), (Aldi), Savers, PETCO
Calhoun Commons	Minneapol-St. Paul-Bloomington	MN	25%	2011	1999	—	66	100.0%	27.39	Whole Foods
Colonial Square	Minneapol-St. Paul-Bloomington	MN	40%	2005	1959	9,091	93	98.6%	24.72	Lund's
Rockford Road Plaza	Minneapol-St. Paul-Bloomington	MN	40%	2005	1991	20,000	204	96.4%	13.15	Kohl's, PetSmart, HomeGoods, TJ Maxx
Rockridge Center	Minneapol-St. Paul-Bloomington	MN	20%	2011	2006	14,500	125	90.8%	13.37	CUB Foods
Brentwood Plaza	St. Louis	MO		2007	2002	—	60	100.0%	10.86	Schnucks
Bridgeton	St. Louis	MO		2007	2005	—	71	100.0%	12.19	Schnucks, (Home Depot)
Dardenne Crossing	St. Louis	MO		2007	1996	—	67	100.0%	11.02	Schnucks
Kirkwood Commons	St. Louis	MO		2007	2000	8,050	210	100.0%	10.15	Walmart, (Target), (Lowe's), TJ Maxx, HomeGoods, Famous Footwear
Carmel Commons	Charlotte-Concord-Gastonia	NC		1997	1979	—	135	77.6%	22.20	The Fresh Market, Chuck E. Cheese, Party City
Cochran Commons	Charlotte-Concord-Gastonia	NC	20%	2007	2003	4,386	66	100.0%	16.94	Harris Teeter, (Walgreens)
Providence Commons	Charlotte-Concord-Gastonia	NC	25%	2010	1994	—	74	100.0%	18.74	Harris Teeter
Willow Oaks	Charlotte-Concord-Gastonia	NC		2014	2014	—	69	94.9%	17.27	Publix
Shops at Erwin Mill	Durham-Chapel Hill	NC	55%	2012	2012	10,000	91	96.4%	18.52	Harris Teeter
Southpoint Crossing	Durham-Chapel Hill	NC		1998	1998	—	103	100.0%	16.98	Harris Teeter

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Village Plaza	Durham-Chapel Hill	NC	20%	2012	1975	8,000	73	100.0%	22.11	Whole Foods, PTA Thrift Shop
Woodcroft Shopping Center	Durham-Chapel Hill	NC		1996	1984	—	90	97.3%	13.61	Food Lion,Triangle ACE Hardware
Cameron Village	Raleigh	NC	30%	2004	1949	60,000	558	93.7%	24.02

Harris Teeter, The Fresh Market, Wake Public Library, Walgreens, Talbots, Great Outdoor Provision Co., York Properties, K&W Cafeteria, Pier 1 Imports,The Cheshire Cat Gallery, Crunch Fitness Select Club, Bailey's Fine Jewelry

Market at Colonnade Center	Raleigh	NC		2009	2009	—	58	100.0%	27.62	Whole Foods
Glenwood Village	Raleigh	NC		1997	1983	—	43	100.0%	17.03	Harris Teeter
Harris Crossing	Raleigh	NC		2007	2007	—	65	98.3%	9.23	Harris Teeter
Holly Park	Raleigh	NC		2013	1969	—	160	99.9%	17.57	DSW, Trader Joe's, Ross Dress For Less, Staples, US Fitness Products, Jerry's Arystsms, Pet Supplies Plus, Ulta
Lake Pine Plaza	Raleigh	NC		1998	1997	—	88	100.0%	13.20	Harris Teeter
Midtown East	Raleigh	NC	50%	2017	2017	26,408	159	93.4%	22.96	Wegmans
Ridgewood Shopping Center	Raleigh	NC	20%	2018	1951	9,972	93	89.4%	16.89	Whole Foods, Walgreens
Shoppes of Kildaire	Raleigh	NC	40%	2005	1986	20,000	145	100.0%	19.28	Trader Joe's, Aldi, Fitness Connection, Staples
Sutton Square	Raleigh	NC	20%	2006	1985	—	101	89.7%	20.37	The Fresh Market, Walgreens
Chimney Rock (6)	New York-Newark-Jersey City	NJ		2016	2016	—	218	99.0%	36.53	Whole Foods, Nordstrom Rack, Saks Off 5th, The Container Store, Cost Plus World Market, Ulta
District at Metuchen (6)	New York-Newark-Jersey City	NJ	20%	2018	2017	16,000	67	100.0%	29.50	Whole Foods
Plaza Square	New York-Newark-Jersey City	NJ	40%	2005	1990	12,621	104	89.0%	22.64	Shop Rite
Riverfront Plaza	New York-Newark-Jersey City	NJ	30%	2017	1997	24,000	129	92.8%	26.75	ShopRite
Haddon Commons	Philadelphia-Camden-Wilmington	NJ	40%	2005	1985	—	54	100.0%	13.84	Acme Markets
101 7th Avenue	New York-Newark-Jersey City	NY		2017	1930	—	57	100.0%	79.13	Barney's New York
1175 Third Avenue	New York-Newark-Jersey City	NY		2017	1995	—	25	100.0%	116.62	The Food Emporium
1225-1239 Second Ave	New York-Newark-Jersey City	NY		2017	1964	—	18	100.0%	125.79	CVS
90 - 30 Metropolitan Avenue	New York-Newark-Jersey City	NY		2017	2007	—	60	93.9%	34.27	Trader Joe's, Staples, Michaels
Broadway Plaza (6)	New York-Newark-Jersey City	NY		2017	2014	—	147	91.8%	39.70	Aldi, Bob's Discount Furniture, TJ Maxx, F21 Red, Blink Fitness
Clocktower Plaza Shopping Ctr (6)	New York-Newark-Jersey City	NY		2017	1985	—	79	100.0%	47.33	Stop & Shop
The Gallery at Westbury Plaza	New York-Newark-Jersey City	NY		2017	2013	—	312	97.9%	48.68	Trader Joe's, Nordstrom Rack, Saks Fifth Avenue, Bloomingdale's, The Container Store, HomeGoods, Old Navy, Gap Outlet, Bassett Home Furnishings, Famous Footwear
Hewlett Crossing I & II	New York-Newark-Jersey City	NY		2018	1954	9,400	53	96.3%	39.75	Petco
Rivertowns Square	New York-Newark-Jersey City	NY		2018	2016	—	116	58.4%	37.31	Brooklyn Harvest Market, Ulta Beauty, The Learning Experience
The Point at Garden City Park (6)	New York-Newark-Jersey City	NY		2016	1965	—	105	100.0%	24.57	King Kullen, Ace Hardware
Lake Grove Commons	New York-Newark-Jersey City	NY	40%	2012	2008	50,000	141	100.0%	34.20	Whole Foods, LA Fitness, PETCO
Westbury Plaza	New York-Newark-Jersey City	NY		2017	1993	88,000	394	95.4%	25.41	Wal-Mart, Costco, Marshalls, Total Wine and More, Olive Garden
Cherry Grove	Cincinnati	OH		1998	1997	—	196	97.8%	12.17	Kroger, Shoe Carnival, TJ Maxx, Tuesday Morning
Hyde Park	Cincinnati	OH		1997	1995	—	401	99.5%	16.47	Kroger, Remke Markets, Walgreens, Jo-Ann Fabrics, Ace Hardware, Staples, Marshalls

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Red Bank Village	Cincinnati	OH		2006	2006	—	176	100.0%	7.56	Wal-Mart
Regency Commons	Cincinnati	OH		2004	2004	—	34	74.3%	26.16
West Chester Plaza	Cincinnati	OH		1998	1988	—	88	100.0%	10.08	Kroger
East Pointe	Columbus	OH		1998	1993	—	107	98.7%	10.51	Kroger
Kroger New Albany Center	Columbus	OH	50%	1999	1999	—	93	100.0%	12.94	Kroger
Northgate Plaza (Maxtown Road)	Columbus	OH		1998	1996	—	114	100.0%	11.63	Kroger, (Home Depot)
Corvallis Market Center	Corvallis	OR		2006	2006	—	85	90.9%	21.52	Trader Joe's, TJ Maxx, Michael's
Northgate Marketplace	Medford	OR		2011	2011	—	81	100.0%	23.49	Trader Joe's, REI, PETCO
Northgate Marketplace Ph II	Medford	OR		2015	2015	—	177	97.4%	16.96	Dick's Sporting Goods, Homegoods, Marshalls
Greenway Town Center	Portland-Vancouver-Hillsboro	OR	40%	2005	1979	11,023	93	100.0%	15.69	Whole Foods, Rite Aid, Dollar Tree
Murrayhill Marketplace	Portland-Vancouver-Hillsboro	OR		1999	1988	—	150	87.5%	19.29	Safeway, Planet Fitness
Sherwood Crossroads	Portland-Vancouver-Hillsboro	OR		1999	1999	—	88	98.4%	11.61	Safeway
Tanasbourne Market (6)	Portland-Vancouver-Hillsboro	OR		2006	2006	—	71	100.0%	30.14	Whole Foods
Walker Center	Portland-Vancouver-Hillsboro	OR		1999	1987	—	90	98.4%	21.65	Bed Bath & Beyond
Allen Street Shopping Ctr	Allentown-Bethlehem-Easton	PA	40%	2005	1958	—	46	100.0%	15.54	Ahart's Market
Lower Nazareth Commons	Allentown-Bethlehem-Easton	PA		2007	2007	—	90	97.8%	26.14	(Wegmans), (Target), Burlington Coat Factory, PETCO
Stefko Boulevard Shopping Center (6)	Allentown-Bethlehem-Easton	PA	40%	2005	1976	—	134	95.1%	10.79	Valley Farm Market, Dollar Tree, Retro Fitness
Hershey (6)	Other	PA		2000	2000	—	6	100.0%	28.00
City Avenue Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1960	—	162	93.5%	21.24	Ross Dress for Less, TJ Maxx, Dollar Tree
Gateway Shopping Center	Philadelphia-Camden-Wilmington	PA		2004	1960	—	221	97.5%	32.19	Trader Joe's, Staples, TJ Maxx, Jo-Ann Fabrics
Mercer Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1988	10,238	91	98.0%	24.10	Weis Markets
Newtown Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1970	10,061	143	86.5%	18.83	Acme Markets, Michael's
Warwick Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1999	9,002	93	44.3%	28.16	0
Indigo Square	Charleston-North Charleston	SC		2017	2017	—	51	97.4%	28.80	Publix
Merchants Village	Charleston-North Charleston	SC	40%	1997	1997	9,000	80	100.0%	16.95	Publix
Harpeth Village Fieldstone	Nashville-Davidson--Murfreesboro--Franklin	TN		1997	1998	—	70	100.0%	15.68	Publix
Northlake Village	Nashville-Davidson--Murfreesboro--Franklin	TN		2000	1988	—	138	100.0%	14.11	Kroger, PETCO
Peartree Village	Nashville-Davidson--Murfreesboro--Franklin	TN		1997	1997	—	110	100.0%	19.90	Kroger, PETCO
Hancock	Austin-Round Rock	TX		1999	1998	—	410	52.9%	20.82	H.E.B, Twin Liquors, PETCO, 24 Hour Fitness
Market at Round Rock	Austin-Round Rock	TX		1999	1987	—	123	97.5%	18.78	Sprout's Markets, Office Depot, Tuesday Morning
North Hills	Austin-Round Rock	TX		1999	1995	—	145	98.3%	23.43	H.E.B.
Shops at Mira Vista	Austin-Round Rock	TX		2014	2002	215	68	100.0%	23.38	Trader Joe's, Champions Westlake Gymnastics & Cheer
Tech Ridge Center	Austin-Round Rock	TX		2011	2001	4,554	215	88.1%	22.92	H.E.B., Pinstack
Bethany Park Place	Dallas-Fort Worth-Arlington	TX	20%	1998	1998	10,200	99	98.0%	11.79	Kroger
CityLine Market	Dallas-Fort Worth-Arlington	TX		2014	2014	—	81	98.0%	27.59	Whole Foods
CityLine Market Phase II	Dallas-Fort Worth-Arlington	TX		2014	2015	—	22	100.0%	27.08	CVS
Hickory Creek Plaza	Dallas-Fort Worth-Arlington	TX		2006	2006	—	28	100.0%	27.64	(Kroger)

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Hillcrest Village	Dallas-Fort Worth-Arlington	TX		1999	1991	—	15	100.0%	47.53
Keller Town Center	Dallas-Fort Worth-Arlington	TX		1999	1999	—	120	99.0%	16.77	Tom Thumb
Lebanon/Legacy Center	Dallas-Fort Worth-Arlington	TX		2000	2002	—	56	87.8%	26.87	(Wal-Mart)
Market at Preston Forest	Dallas-Fort Worth-Arlington	TX		1999	1990	—	96	98.9%	20.93	Tom Thumb
Mockingbird Common	Dallas-Fort Worth-Arlington	TX		1999	1987	—	120	95.4%	18.18	Tom Thumb, Ogle School of Hair Design
Prestonbrook	Dallas-Fort Worth-Arlington	TX		1998	1998	—	92	98.5%	14.70	Kroger
Preston Oaks (6)	Dallas-Fort Worth-Arlington	TX		2013	1991	—	104	98.1%	33.96	H.E.B. , Central Market, Talbots
Shiloh Springs	Dallas-Fort Worth-Arlington	TX	20%	1998	1998	—	110	89.8%	14.28	Kroger
Alden Bridge	Houston-Woodlands-Sugar Land	TX	20%	2002	1998	26,000	139	98.8%	20.50	Kroger, Walgreens
Cochran's Crossing	Houston-Woodlands-Sugar Land	TX		2002	1994	—	138	94.3%	19.19	Kroger, CVS
Indian Springs Center	Houston-Woodlands-Sugar Land	TX		2002	2003	—	137	100.0%	24.69	H.E.B.
Market at Springwoods Village	Houston-Woodlands-Sugar Land	TX	53%	2016	2016	7,350	167	96.3%	16.53	Kroger
Panther Creek	Houston-Woodlands-Sugar Land	TX		2002	1994	—	166	94.7%	22.58	Randalls Food, CVS, The Woodlands Childrens Museum, Gold's Gym
Southpark at Cinco Ranch	Houston-Woodlands-Sugar Land	TX		2012	2012	—	265	99.3%	13.71	Kroger, Academy Sports, PETCO, Spec's Liquor and Finder Foods
Sterling Ridge	Houston-Woodlands-Sugar Land	TX		2002	2000	—	129	97.2%	20.92	Kroger,CVS
Sweetwater Plaza	Houston-Woodlands-Sugar Land	TX	20%	2001	2000	20,000	134	100.0%	18.17	Kroger, Walgreens
The Village at Riverstone	Houston-Woodlands-Sugar Land	TX		2016	2016	—	167	94.8%	16.23	Kroger
Weslayan Plaza East	Houston-Woodlands-Sugar Land	TX	40%	2005	1969	—	169	100.0%	20.49	Berings, Ross Dress for Less, Michaels, The Next Level Fitness, Spec's Liquor, Bike Barn
Weslayan Plaza West	Houston-Woodlands-Sugar Land	TX	40%	2005	1969	35,439	186	98.9%	19.99	Randalls Food, Walgreens, PETCO, Jo-Ann's, Tuesday Morning, Homegoods
Westwood Village	Houston-Woodlands-Sugar Land	TX		2006	2006	—	187	99.2%	19.94	(Target), Gold's Gym, PetSmart, Office Max, Ross Dress For Less, TJ Maxx
Woodway Collection	Houston-Woodlands-Sugar Land	TX	40%	2005	1974	8,126	97	98.5%	29.39	Whole Foods
Carytown Exchange (7)	Richmond	VA	31%	2018	2018	—	116	49.5%	18.40	Publix, CVS
Hanover Village Shopping Center	Richmond	VA	40%	2005	1971	—	90	100.0%	9.22	Aldi, Tractor Supply Company, Harbor Freight Tools, Tuesday Morning
Village Shopping Center	Richmond	VA	40%	2005	1948	14,717	114	90.4%	24.81	Publix, CVS
Ashburn Farm Village Center	Washington-Arlington-Alexandri	VA	40%	2005	1996	—	92	100.0%	16.01	Patel Brothers, The Shop Gym
Belmont Chase	Washington-Arlington-Alexandri	VA		2014	2014	—	91	100.0%	31.37	Whole Foods, Cooper's Hawk Winery
Braemar Village Center	Washington-Arlington-Alexandri	VA	25%	2004	2004	—	104	98.1%	22.64	Safeway
Centre Ridge Marketplace	Washington-Arlington-Alexandri	VA	40%	2005	1996	12,427	107	98.9%	19.54	United States Coast Guard Ex
Point 50	Washington-Arlington-Alexandri	VA		2007	1955	—	48	71.2%	26.10	Whole Foods
Festival at Manchester Lakes (6)	Washington-Arlington-Alexandri	VA	40%	2005	1990	21,623	169	92.8%	27.90	Shoppers Food Warehouse
Fox Mill Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	1977	14,926	103	100.0%	26.11	Giant
Greenbriar Town Center	Washington-Arlington-Alexandri	VA	40%	2005	1972	46,867	340	96.1%	27.63	Giant, Bob's Discount Furniture, CVS,Ross Dress for Less, Marshalls, Planet Fitness
Kamp Washington Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	1960	—	71	100.0%	38.13	Earth Fare
Kings Park Shopping Center (6)	Washington-Arlington-Alexandri	VA	40%	2005	1966	12,613	96	98.1%	31.68	Giant, CVS
Lorton Station Marketplace	Washington-Arlington-Alexandri	VA	20%	2006	2005	9,875	132	90.5%	24.25	Shoppers Food Warehouse
Market Common Clarendon	Washington-Arlington-Alexandri	VA		2016	2001	—	422	72.6%	36.08	Whole Foods, Crate & Barrel, The Container Store, Barnes & Noble, Pottery Barn, Ethan Allen, The Cheesecake Factory, Jumping Joeys, Equinox
Saratoga Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	1977	10,326	113	100.0%	21.53	Giant

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Shops at County Center	Washington-Arlington-Alexandri	VA		2005	2005	—	97	91.4%	19.96	Harris Teeter
Shops at Stonewall	Washington-Arlington-Alexandri	VA		2007	2011	—	315	100.0%	19.11	Wegmans, Dick's Sporting Goods, Staples, Ross Dress For Less, Bed Bath & Beyond, Michaels
The Field at Commonwealth	Washington-Arlington-Alexandri	VA		2017	2017	—	167	99.0%	21.83	Wegmans
Village Center at Dulles	Washington-Arlington-Alexandri	VA	20%	2002	1991	38,194	301	96.2%	27.31	Giant, Gold's Gym, CVS, Advance Auto Parts, Chuck E. Cheese, HomeGoods, Goodwill, Furniture Max
Willston Centre I	Washington-Arlington-Alexandri	VA	40%	2005	1952	—	105	91.7%	26.84	CVS, Fashion K City
Willston Centre II	Washington-Arlington-Alexandri	VA	40%	2005	1986	26,075	136	98.8%	26.07	Safeway, (Target)
6401 Roosevelt	Seattle-Tacoma-Bellevue	WA		2019	1929	—	8	69.0%	18.31
Aurora Marketplace	Seattle-Tacoma-Bellevue	WA	40%	2005	1991	10,660	107	100.0%	16.87	Safeway, TJ Maxx
Ballard Blocks I	Seattle-Tacoma-Bellevue	WA	50%	2018	2007	—	132	96.5%	24.93	Trader Joe's, LA Fitness, Ross Dress for Less
Ballard Blocks II	Seattle-Tacoma-Bellevue	WA	50%	2018	2018	—	115	94.8%	34.65	PCC Community Markets, Bright Horizons, West Marine,Trufusion, Kaiser Permanente, Prokarma
Broadway Market (6)	Seattle-Tacoma-Bellevue	WA	20%	2014	1988	21,500	140	97.9%	28.09	Quality Food Centers, Gold's Gym, Urban Outfitters
Cascade Plaza	Seattle-Tacoma-Bellevue	WA	20%	1999	1999	560	206	95.6%	12.33	Safeway, Jo-Ann Fabrics, Ross Dress For Less, Big Lots, Fitness Evolution, Big 5 Sporting Goods, Dollar Tree
Eastgate Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	1956	9,532	85	100.0%	28.27	Safeway, Rite Aid
Grand Ridge Plaza	Seattle-Tacoma-Bellevue	WA		2012	2012	—	331	100.0%	25.19	Safeway, Regal Cinemas, Dick's Sporting Goods, Marshalls, Ulta , Bevmo!
Inglewood Plaza	Seattle-Tacoma-Bellevue	WA		1999	1985	—	17	80.3%	41.70
Klahanie Shopping Center	Seattle-Tacoma-Bellevue	WA		2016	1998	—	67	98.4%	33.81	(QFC)
Melrose Market	Seattle-Tacoma-Bellevue	WA		2019	1926	—	21	100.0%	34.52
Overlake Fashion Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	1987	—	93	93.3%	28.42	Marshalls, Bevmo!, Whole Foods
Pine Lake Village	Seattle-Tacoma-Bellevue	WA		1999	1989	—	103	94.3%	24.37	Quality Food Centers, Rite Aid
Roosevelt Square	Seattle-Tacoma-Bellevue	WA		2017	2017	—	150	100.0%	26.19	Whole Foods, Bartell, Guitar Center, LA Fitness
Sammamish-Highlands	Seattle-Tacoma-Bellevue	WA		1999	1992	—	101	98.3%	34.77	Trader Joe's, (Safeway), Bartell Drugs
Southcenter	Seattle-Tacoma-Bellevue	WA		1999	1990	—	58	100.0%	30.84	(Target)
Regency Centers Total						$2,071,636	52,606	94.8%	$22.73
(1)	CBSA refers to Core Based Statistical Area.
(2)	Represents our ownership interest in the property, if not wholly owned.
(3)

Includes properties where we have not yet incurred at least 90% of the expected costs to complete and 95% occupied or the anchor has not yet been open for at least two calendar years (“development properties” or “properties in development”).  If development properties are excluded, the total percentage leased would be 95.0% for our Combined Portfolio of shopping centers.

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

N/A

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Since November 13, 2018, our common stock has traded on NASDAQ under the symbol “REG.” Before November 13, 2018, our common stock traded on the NYSE, also under the symbol “REG.”

As of February 7, 2020, there were 65,795 holders of common equity.

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

There were no unregistered sales of equity securities during the quarter ended December 31, 2019.

The following table represents information with respect to purchases by the Parent Company of its common stock during the months in the three month period ended December 31, 2019:

Period	Total number of shares purchased (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Average price paid per share	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2019, through October 31, 2019	—	—	$—	$250,000,000
November 1, 2019, through November 30, 2019	—	—	$—	$250,000,000
December 1, 2019, through December 31, 2019	640	—	$60.91	$250,000,000
(1)	Represents shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.
(2)

On February 4, 2020, the Company's Board authorized a new common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases and/or in privately negotiated transactions.  Any shares purchased will be retired. The program is scheduled to expire on February 5, 2021.  No shares have been repurchased under this new share repurchase program and no shares have been purchased under the program that expired in 2020.

The performance graph furnished below shows Regency's cumulative total stockholder return to the S&P 500 Index, the FTSE NAREIT Equity REIT Index, and the FTSE NAREIT Equity Shopping Centers index since December 31, 2014. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Regency Centers Corporation	$100.00	110.03	114.39	118.50	104.26	116.17
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
FTSE NAREIT Equity REITs	100.00	103.20	111.99	117.84	112.39	141.61
FTSE NAREIT Equity Shopping Centers	100.00	104.72	108.57	96.23	82.23	102.81

Item 6. Selected Financial Data

The following table sets forth Selected Financial Data for the Company on a historical basis for the five years ended December 31, 2019 (in thousands, except per share and unit data, number of properties, and ratio of earnings to fixed charges).  This historical Selected Financial Data has been derived from the audited consolidated financial statements.  This information should be read in conjunction with the consolidated financial statements of Regency Centers Corporation and Regency Centers, L.P. (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

Parent Company

	2019	2018	2017 (1)	2016	2015
Operating data:
Revenues	$1,133,138	1,120,975	984,326	614,371	569,763
Operating expenses	763,226	740,806	744,763	403,152	365,098
Total other expense (income)	187,610	170,818	113,661	100,745	74,630
Income from operations before equity in income of investments in real estate partnerships and income taxes	182,302	209,351	125,902	110,474	130,035
Equity in income of investments in real estate partnerships	60,956	42,974	43,341	56,518	22,508
Deferred income tax benefit of taxable REIT subsidiary	—	—	(9,737)	—	—
Net income	243,258	252,325	178,980	166,992	152,543
Income attributable to noncontrolling interests	(3,828)	(3,198)	(2,903)	(2,070)	(2,487)
Net income attributable to the Company	239,430	249,127	176,077	164,922	150,056
Preferred stock dividends and issuance costs	—	—	(16,128)	(21,062)	(21,062)
Net income attributable to common stockholders	$239,430	249,127	159,949	143,860	128,994

Income per common share - diluted	$1.43	1.46	1.00	1.42	1.36
NAREIT FFO (2)	654,362	652,857	494,843	277,301	276,515

Other information:
Net cash provided by operating activities	$621,271	610,327	469,784	297,177	285,543
Net cash used in investing activities	(282,693)	(106,024)	(1,007,230)	(408,632)	(139,346)
Net cash (used in) provided by financing activities	(268,206)	(508,494)	568,948	88,711	(223,117)
Cash dividends paid to common stockholders and unit holders	391,649	376,755	323,285	201,336	181,691
Common dividends declared per share	2.34	2.22	2.10	2.00	1.94
Common stock outstanding including exchangeable operating partnership units	168,318	168,254	171,715	104,651	97,367

Balance sheet data:
Real estate investments before accumulated depreciation (3)	$11,564,816	11,326,163	11,279,125	5,230,198	4,852,106
Total assets	11,132,253	10,944,663	11,145,717	4,488,906	4,182,881
Total debt	3,919,544	3,715,212	3,594,977	1,642,420	1,864,285
Total liabilities	4,842,292	4,494,495	4,412,663	1,864,404	2,100,261
Total stockholders’ equity	6,213,348	6,397,970	6,692,052	2,591,301	2,054,109
Total noncontrolling interests	76,613	52,198	41,002	33,201	28,511
(1)

2017 reflects the results of our merger with Equity One on March 1, 2017, and therefore only includes ten months of operating results for the Equity One portfolio, but also includes merger and integration related costs within Operating expenses.

(2)	See Item 1, Defined Terms, for the definition of NAREIT FFO and Item 7, Supplemental Earnings Information, for a reconciliation to the nearest GAAP measure.
(3)	Includes our Investments in real estate partnerships.

Operating Partnership

	2019	2018	2017 (1)	2016	2015
Operating data:
Revenues	$1,133,138	1,120,975	984,326	614,371	569,763
Operating expenses	763,226	740,806	744,763	403,152	365,098
Total other expense (income)	187,610	170,818	113,661	100,745	74,630
Income from operations before equity in income of investments in real estate partnerships and income taxes	182,302	209,351	125,902	110,474	130,035
Equity in income of investments in real estate partnerships	60,956	42,974	43,341	56,518	22,508
Deferred income tax (benefit) of taxable REIT subsidiary	—	—	(9,737)	—	—
Net income	243,258	252,325	178,980	166,992	152,543
Income attributable to noncontrolling interests	(3,194)	(2,673)	(2,515)	(1,813)	(2,247)
Net income attributable to the Partnership	240,064	249,652	176,465	165,179	150,296
Preferred unit distributions and issuance costs	—	—	(16,128)	(21,062)	(21,062)
Net income attributable to common unit holders	$240,064	249,652	160,337	144,117	129,234

Income per common unit - diluted:	$1.43	1.46	1.00	1.42	1.36
NAREIT FFO (2)	654,362	652,857	494,843	277,301	276,515

Other information:
Net cash provided by operating activities	$621,271	610,327	469,784	297,177	285,543
Net cash used in investing activities	(282,693)	(106,024)	(1,007,230)	(408,632)	(139,346)
Net cash (used in) provided by financing activities	(268,206)	(508,494)	568,948	88,711	(223,117)
Distributions paid on common and limited partnership units	391,649	376,755	323,285	201,336	181,691

Balance sheet data:
Real estate investments before accumulated depreciation (3)	$11,564,816	11,326,163	11,279,125	5,230,198	4,852,106
Total assets	11,132,253	10,944,663	11,145,717	4,488,906	4,182,881
Total debt	3,919,544	3,715,212	3,594,977	1,642,420	1,864,285
Total liabilities	4,842,292	4,494,495	4,412,663	1,864,404	2,100,261
Total partners’ capital	6,249,448	6,408,636	6,702,959	2,589,334	2,052,134
Total noncontrolling interests	40,513	41,532	30,095	35,168	30,486
(1)

2017 reflects the results of our merger with Equity One on March 1, 2017, and therefore only includes ten months of operating results for the Equity One portfolio, but also includes merger and integration related costs within Operating expenses.

(2)	See Item 1, Defined Terms, for the definition of NAREIT FFO and Item 7, Supplemental Earnings Information, for a reconciliation to the nearest GAAP measure.
(3)	Includes our Investments in real estate partnerships.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executing on our Strategy

We had Net income attributable to the Company of $239.4 million during the year ended December 31, 2019, as compared to $249.1 million during the year ended December 31, 2018.

We sustained same property NOI growth:

•	We attained Pro-rata same property NOI growth, excluding termination fees, of 2.1%.
•	We executed 1,702 leasing transactions representing 6.1 million Pro-rata SF of new and renewal leasing with trailing twelve month rent spreads of 8.5% on comparable retail operating property spaces.
•	At December 31, 2019, our total property portfolio was 94.8% leased while our same property portfolio was 95.1% leased.

We continued our development and redevelopment of high quality shopping centers at attractive returns on investment:

•	We started a new development representing a total Pro-rata investment of $27.3 million upon completion with a projected return on investment of 6.0%.
•

We started 11 new redevelopments representing a total incremental Pro-rata investment of $237.2 million upon completion with a weighted average projected return on investment of 6.9%, including $74.7 million for two future phases at Serramonte Center.

•	Including these projects, a total of 22 properties were in the process of development or redevelopment as of December 31, 2019 representing a Pro-rata investment upon completion of $350.8 million.
•	We completed six new developments during 2019 representing a total Pro-rata investment of $223.2 million with a weighted average return on investment of 7.2%.
•	We completed three new redevelopments during 2019 representing a total incremental Pro-rata investment of $7.6 million with a weighted average return on investment of 7.0%.

We maintained a conservative balance sheet providing financial flexibility to cost effectively fund investment opportunities and debt maturities:

•

On March 6, 2019, we issued $300.0 million of 4.65% senior unsecured public notes, which priced at 99.661%, and mature in March 2049.  The net proceeds of the offering were used to repay in full our $250 million 4.8% notes due April 15, 2021, including a make-whole premium of approximately $9.6 million and accrued interest. The remaining proceeds were used toward repaying in full two mortgages for $52.7 million with interest rates ranging between 6.25% and 7.25%, including a repayment premium of $1.0 million.

•

On August 13, 2019, we issued $425.0 million of 2.95% senior unsecured public notes, which priced at 99.903% and mature in September 2029.  The net proceeds of the offering were used to repay in full our $300.0 million term loan that was due to mature in December 2020, including an interest rate swap breakage fee of approximately $1.1 million, and to reduce the outstanding balance on our Line.

•

During September 2019, we entered into forward sale agreements under our ATM program through which we will issue 1,894,845 shares of common stock at an average offering price of $67.99.  The shares under the forward sales agreements may be settled at any time before the required settlement date of September 12, 2020.  Proceeds from the issuance of shares are expected to be used to fund acquisitions of operating properties, to fund developments and redevelopments, and for general corporate purposes.  No shares have been settled through December 31, 2019.

•	At December 31, 2019, our annualized net debt-to-operating EBITDAre ratio on a Pro-rata basis was 5.4x.

Leasing Activity and Significant Tenants

We believe our high-quality, grocery anchored shopping centers located in densely populated, desirable infill trade areas create attractive spaces for retail tenants.

Pro-rata Occupancy

The following table summarizes Pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	December 31, 2019	December 31, 2018
% Leased – All properties	94.8%	95.6%
Anchor space	97.3%	98.4%
Shop space	90.6%	90.9%

The decline in both anchor and shop space percent leased is primarily attributable to bankruptcy filings.

Pro-rata Leasing Activity

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our co-investment partnerships:

	Year ended December 31, 2019
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF (1)
Anchor Leases
New	32	633	$20.78	$48.64	$4.88
Renewal	107	2,756	13.89	0.60	0.13
Total Anchor Leases	139	3,389	$15.18	$9.57	$1.02
Shop Space
New	506	921	$33.60	$29.75	$9.67
Renewal	1,057	1,819	33.59	1.04	0.61
Total Shop Space Leases	1,563	2,740	$33.59	$10.69	$3.65
Total Leases	1,702	6,129	$23.41	$10.07	$2.20
(1)	On January 1, 2019, the Company adopted ASC Topic 842, Leases, under which non-contingent internal leasing costs can no longer be capitalized.

	Year Ended December 31, 2018
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	38	625	$18.75	$29.78	$6.96
Renewal	99	2,886	15.18	0.60	0.35
Total Anchor Leases	137	3,511	$15.82	$5.79	$1.52
Shop Space
New	519	890	$33.05	$28.17	$13.86
Renewal	1,146	1,838	33.65	0.83	2.13
Total Shop Space Leases	1,665	2,728	$33.45	$9.75	$5.96
Total Leases	1,802	6,239	$23.53	$7.52	$3.46

Total weighted average base rent on signed shop space leases during 2019 was $33.59 PSF and exceeds the average annual base rent of all shop space leases due to expire during the next 12 months of $32.56 PSF.  The increase in tenant allowance and landlord work committed on new anchor leases signed in 2019 is attributable to anchor deals that include costs to either convert units to a specialized use, deliver new GLA, or demise units to accommodate smaller tenant formats.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. The following table summarizes our most significant tenants, based on their percentage of annualized base rent:

	December 31, 2019
Anchor	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Publix	68	6.4%	3.2%
Kroger Co.	56	6.7%	3.0%
Albertsons Companies, Inc.	46	4.3%	2.8%
TJX Companies, Inc.	62	3.1%	2.4%
Whole Foods	33	2.5%	2.4%
(1)	Includes Regency's Pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

Our management team devotes significant time to researching and monitoring retail trends, consumer preferences, customer shopping behaviors, changes in retail delivery methods, and changing demographics in order to anticipate the challenges and opportunities impacting the retail industry. A greater shift to e-commerce could negatively impact our tenants’ sales potentially resulting in large scale business failures, which could have an adverse effect on our results of operations. We seek to mitigate these potential impacts through tenant diversification, replacing weaker tenants with stronger operators, anchoring our centers with market leading grocery stores that drive foot traffic, and maintaining a presence in affluent suburbs and dense infill trade areas. As a result of our research and findings, we may reduce new leasing, suspend leasing, or curtail allowances for construction of leasehold improvements within a certain retail category or to a specific retailer in order to reduce our risk from bankruptcies and store closings.

We closely monitor the operating performance and rent collections of tenants in our shopping centers as well as those retailers experiencing significant changes to their business models as a result of reduced customer traffic in their stores and increased competition from e-commerce sales. Retailers that are unable to withstand these and other business pressures, such as significant debt maturities, may file for bankruptcy. Although base rent is supported by long-term lease contracts, tenants filing for bankruptcy protection generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. For operating leases in which collectability of lease income is not probable, lease income is recognized on a cash basis and all previously recognized lease income is reversed in the period in which the lease income is determined not to be probable of collection.  Additionally, we may incur significant expense to adjudicate our claim and to release the vacated space. In the event that a tenant with a significant amount of annualized base rent files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. Tenants who are currently in bankruptcy and continue to occupy space in our shopping centers at December 31, 2019, represent an aggregate of 0.6% of our annual base rent on a Pro-rata basis, which includes 0.5% for the 57,000 square foot Barneys’ space in New York.  The Barneys’ lease is expected to terminate in February 2020.

Results from Operations

Comparison of the years ended December 31, 2019 and 2018:

Our revenues changed as summarized in the following table:

(in thousands)	2019	2018	Change
Lease income (1)	$1,094,301	1,083,770	10,531
Other property income	9,201	8,711	490
Management, transaction, and other fees	29,636	28,494	1,142
Total revenues	$1,133,138	1,120,975	12,163
(1)

As discussed in Note 1 to the Consolidated Financial Statements, Regency adopted ASC Topic 842, Leases, using the modified retrospective adoption method as of January 1, 2019, and elected to apply the transition provisions of the standard at the beginning of the period of adoption. As such, the prior period amounts prepared and presented under the former ASC Topic 840, Leases, were not restated, but were reclassified to conform with the current year presentation. Part of the practical expedients in ASC Topic 842 allow management to avoid separating lease and non-lease components of Lease income, therefore all lease income earned pursuant to tenant leases, including recoveries from tenants and percentage rent, in 2019 and as reclassified for 2018 and 2017, is reflected in Lease income in the accompanying Consolidated Statements of Operations.

Lease income increased $10.5 million, driven by the following contractually billable components of rent from tenants per the lease agreements:

$12.6 million increase from billable Base rent, as follows:

•	$12.4 million increase from rent commencing at development properties;
•	$6.2 million increase from acquisitions of operating properties; and
•	$13.5 million net increase from same properties due to rental rate growth on new and renewal leases and rent steps in existing leases; reduced by
•	$19.5 million decrease from the sale of operating properties.

$1.8 million increase from billable Recoveries from tenants, which represents amounts contractually billable to tenants per the terms of the lease for their reimbursement to us for the tenants’ Pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, as follows:

•	$4.0 million increase from rent commencing at development properties; and
•	$3.5 million increase from acquisitions of operating properties; reduced by
•	$520,000 decrease from same properties, due to a net decrease in the amount of recoverable expenses; and
•	$5.2 million decrease from the sale of operating properties.

$8.7 million decrease in Straight-line rent driven by a $4.8 million decrease for known or expected early lease terminations and a $3.9 million net decrease driven by timing of contractual rent steps.

$10.5 million increase in Above and below market rent accretion, as follows:

•	$2.8 million increase primarily driven by accelerated below-market rent accretion for an early lease termination at a recently acquired property;
•	$7.4 million increase from same properties primarily driven by $8.8 million of accelerated below-market rent accretion for expected early lease terminations; and
•	$352,000 increase from the sale of operating properties, which had greater above market rent amortization in 2018.

$5.4 million decrease related to uncollectible lease income recorded as a direct charge against Lease income beginning on January 1, 2019, with the adoption of ASC 842, Leases.  During the year ended December 31, 2018, uncollectible lease income of $5.0 million was recorded as Provision for doubtful accounts included in Other operating expenses below.

Management, transaction and other fees increased $1.1 million primarily due to an increase in development fees from projects within our unconsolidated partnerships.

Changes in our operating expenses are summarized in the following table:

(in thousands)	2019	2018	Change
Depreciation and amortization	$374,283	359,688	14,595
Operating and maintenance	169,909	168,034	1,875
General and administrative	74,984	65,491	9,493
Real estate taxes	136,236	137,856	(1,620)
Provision for doubtful accounts (1)	—	4,993	(4,993)
Other operating expenses	7,814	4,744	3,070
Total operating expenses	$763,226	740,806	22,420
(1)

Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income, which totaled $5.4 million during the year ended December 31, 2019.

Depreciation and amortization costs changed as follows:

•	$5.8 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy;
•	$8.9 million net increase from acquisitions of operating properties; and
•	$10.6 million net increase at same properties, primarily attributable to additional depreciation at redevelopment properties; reduced by
•	$10.7 million decrease from the sale of operating properties.

Operating and maintenance costs changed as follows:

•	$3.6 million increase from operations commencing at development properties; and
•	$1.9 million increase at same properties, primarily attributable to $2.7 million of increases in recoverable costs, offset by a reduction in termination fee expense; reduced by
•	$3.7 million decrease from the sale of operating properties.

General and administrative changed as follows:

•

$8.2 million increase due to eliminating capitalization of non-contingent internal leasing costs and legal costs associated with leasing activities upon the adoption of ASC 842, Leases, on January 1, 2019; and

•	$6.3 million increase in the value of participant obligations within the deferred compensation plan; reduced by
•	$3.4 million decrease from higher development overhead capitalization based on the timing and size of current development and redevelopment projects; and
•	$1.6 million net decrease in compensation and other corporate overhead costs, primarily driven by lower incentive compensation.

Real estate taxes changed as follows:

•	$2.7 million increase from development properties where capitalization ceased as tenant spaces became available for occupancy; and
•	$1.9 million increase from acquisitions of operating properties; offset by
•	$3.7 million decrease at same properties from successful tax appeals with refunds received in 2019 and 2018 including increases for post-merger tax reassessments; and
•	$2.5 million decrease from the sale of operating properties.

Provision for doubtful accounts was $5.0 million during the year ended December 31, 2018.  Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income.  The uncollectible lease income was $5.4 million during the year ended December 31, 2019, reflecting changes in collection expectations.

Other operating expenses increased $3.1 million, attributable to environmental remediation costs within our same properties and increased development pursuit costs.

The following table presents the components of other expense (income):

(in thousands)	2019	2018	Change
Interest expense, net
Interest on notes payable	$131,357	129,299	2,058
Interest on unsecured credit facilities	17,604	18,999	(1,395)
Capitalized interest	(4,192)	(7,020)	2,828
Hedge expense	7,564	8,408	(844)
Interest income	(1,069)	(1,230)	161
Interest expense, net	151,264	148,456	2,808
Provision for impairment	54,174	38,437	15,737
Gain on sale of real estate, net of tax	(24,242)	(28,343)	4,101
Early extinguishment of debt	11,982	11,172	810
Net investment (income) loss	(5,568)	1,096	(6,664)
Total other expense (income)	$187,610	170,818	16,792

The $2.8 million net increase in total interest expense is primarily due to:

•	$2.1 million net increase in interest on notes payable due to additional unsecured debt offerings to fund the repayment of our $300.0 million term loan and several mortgages;
•	$2.8 million increase from lower capitalization of interest based on the size and progress of development and redevelopment projects in process; reduced by
•	$1.4 million decrease in interest on unsecured credit facilities due to repayment of our $300 million term loan in August 2019; and
•	$0.7 million decrease as a result of a previously settled forward hedge for a ten year unsecured note issuance fully amortizing in early 2019.

During 2019, we recognized $54.2 million of impairment losses, including $3.1 million of goodwill impairment, on six operating properties, three of which have been sold.  During 2018, we recognized $38.4 million of impairment losses, including $12.6 million of goodwill impairment, on ten operating properties and two land parcels, all of which have sold.  One of the remaining three properties that was impaired in 2019 is our 101 7th Avenue center in New York, which was occupied by a single retail tenant, Barneys, who filed bankruptcy and is expected to terminate their lease in February 2020.  As a result, management reassessed the expected hold period of the property as well as its highest and best use, resulting in a $40.3 million impairment loss to reduce the carrying value to its estimated fair value.

During 2019, we sold five operating properties and six land parcels for gains totaling $24.2 million.  During 2018, we sold six operating properties and seven land parcels for gains totaling $28.3 million.

Net investment income increased $6.7 million, driven by valuation changes in the stock market, primarily attributable to investments held within the non-qualified deferred compensation plan.

Our equity in income (losses) of investments in real estate partnerships increased as follows:

(in thousands)	Regency's Ownership	2019	2018	Change
GRI - Regency, LLC (GRIR)	40.00%	$43,536	$29,614	13,922
Equity One JV Portfolio LLC (NYC)	30.00%	(9,967)	490	(10,457)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	1,626	1,311	315
Columbia Regency Partners II, LLC (Columbia II)	20.00%	1,748	4,673	(2,925)
Cameron Village, LLC (Cameron)	30.00%	1,062	943	119
RegCal, LLC (RegCal)	25.00%	3,796	1,542	2,254
US Regency Retail I, LLC (USAA)	20.01%	1,028	937	91
Other investments in real estate partnerships	9.375% - 50.00%	18,127	3,464	14,663
Total equity in income of investments in real estate partnerships		$60,956	$42,974	17,982

The $18.0 million increase in total Equity in income in investments in real estate partnerships is attributed to:

•	$13.9 million increase within GRIR primarily due to our share of gains on the sale of two operating properties;
•	$10.5 million decrease within NYC due to a provision for impairments of real estate resulting from changes in the expected hold periods of various properties;
•	$2.9 million decrease within Columbia II due to our share of 2018 gain on the sale of an operating property;
•	$2.3 million increase within RegCal due to our share of 2019 gains on the sale of one operating property; and
•	$14.7 million increase in Other investments in real estate partnerships due to the sale of our ownership interest in a single operating property partnership.

The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

(in thousands)	2019	2018	Change
Income from operations	$243,258	252,325	(9,067)
Income attributable to noncontrolling interests	(3,828)	(3,198)	(630)
Net income attributable to common stockholders	$239,430	249,127	(9,697)
Net income attributable to exchangeable operating partnership units	634	525	109
Net income attributable to common unit holders	$240,064	249,652	(9,588)

 Comparison of the years ended December 31, 2018 and 2017:

For a comparison of our results from operations for the years ended December 31, 2018 and 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

Supplemental Earnings Information

We use certain non-GAAP performance measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of our operating results. We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with the Company’s reported results under GAAP. We believe presenting our Pro-rata share of operating results, along with other non-GAAP measures, may assist in comparing the Company's operating results to other REITs. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change. See “Defined Terms” in Part I, Item 1.

Pro-rata Same Property NOI:

Our Pro-rata same property NOI changed as follows:

(in thousands)	2019	2018	Change
Base rent (1)	$836,641	821,405	15,236
Recoveries from tenants (1)	265,784	265,604	180
Percentage rent (1)	8,211	8,231	(20)
Termination fees (1)	3,416	3,040	376
Uncollectible lease income (2)	(4,449)	—	(4,449)
Other lease income (1)	10,403	10,143	260
Other property income	7,579	7,463	116
Total real estate revenue	1,127,585	1,115,886	11,699
Operating and maintenance	166,899	163,313	3,586
Termination expense	520	1,700	(1,180)
Real estate taxes	144,187	147,711	(3,524)
Ground rent	7,836	8,297	(461)
Provision for doubtful accounts (2)	—	4,631	(4,631)
Total real estate operating expenses	319,442	325,652	(6,210)
Pro-rata same property NOI	$808,143	790,234	17,909
Less: Termination fees	2,896	1,340	1,556
Pro-rata same property NOI, excluding termination fees	$805,247	788,894	16,353
Pro-rata same property NOI growth, excluding termination fees			2.1%
(1)

Represents amounts included within Lease income, in the accompanying Consolidated Statements of Operations and further discussed in Note 1, that are contractually billable to the tenant per the terms of the lease agreements.

(2)

Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income.  Provision for doubtful accounts was included in Total real estate operating expenses during the year ended December 31, 2018.

Billable Base rent increased $15.2 million, driven by increases in rental rate growth on new and renewal leases and contractual rent steps in existing leases, partially offset by a decline in rent paying occupancy.

Operating and maintenance costs increased $3.6 million due to increases in recoverable costs, including insurance, security, and property maintenance, offset by decreases in snow removal costs.

Termination expense decreased $1.2 million due to more significant costs in 2018 to terminate specific tenant leases.

Real estate taxes decreased $3.5 million due to successful supplemental tax appeal receipts at certain properties in 2019.  In addition, 2018 included higher real estate tax expense related to supplemental tax bills received from the 2017 merger with Equity One.

Same Property Rollforward:

Our same property pool includes the following property count, Pro-rata GLA, and changes therein:

	2019		2018
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	399	40,866	395	40,601
Acquired properties owned for entirety of comparable periods	6	415	7	917
Completed developments that feature two years of anchor operations	3	358	8	512
Disposed properties	(11)	(1,204)	(11)	(1,178)
SF adjustments (1)	—	194	—	14
Property materially damaged by a natural disaster	(1)	(104)	—	—
Ending same property count	396	40,525	399	40,866
(1)	SF adjustments arise from remeasurements or redevelopments.

NAREIT FFO:

Our reconciliation of net income attributable to common stock and unit holders to NAREIT FFO is as follows:

(in thousands, except share information)	2019	2018
Reconciliation of Net income to NAREIT FFO
Net income attributable to common stockholders	$239,430	249,127
Adjustments to reconcile to NAREIT FFO: (1)
Depreciation and amortization (excluding FF&E)	402,888	390,603
Provision for impairment to operating properties	65,074	37,895
Gain on sale of operating properties, net of tax	(52,958)	(25,293)
Gain on sale of land, net of tax (2)	(706)	—
Exchangeable operating partnership units	634	525
NAREIT FFO attributable to common stock and unit holders	$654,362	652,857
(1)	Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interests.
(2)

Effective January 1, 2019, Regency prospectively adopted the NAREIT FFO White Paper – 2018 Restatement, and elected the option of excluding gains on sales and impairments of land, which are considered incidental to the Company’s main business.  Prior period amounts were not restated to conform to the current year presentation of NAREIT FFO, and therefore 2018 includes $6.7 million of gains on sale of land and $542,000 of provision for impairment to land.

Reconciliation of Same Property NOI to Nearest GAAP Measure:

Our reconciliation of Net income attributable to common stockholders to Same Property NOI, on a Pro-rata basis, is as follows:

(in thousands)	2019	2018
Net income attributable to common stockholders	$239,430	249,127
Less:
Management, transaction, and other fees	29,636	28,494
Other (1)	58,904	56,906
Plus:
Depreciation and amortization	374,283	359,688
General and administrative	74,984	65,491
Other operating expense, excluding provision for doubtful accounts (2)	7,814	4,744
Other expense (income)	187,610	170,818
Equity in income of investments in real estate excluded from NOI (3)	39,807	56,680
Net income attributable to noncontrolling interests	3,828	3,198
Pro-rata NOI	839,216	824,346
Less non-same property NOI (4)	(31,073)	(34,112)
Pro-rata same property NOI	$808,143	$790,234
(1)	Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interest.
(2)	Provision for doubtful accounts is applicable only to 2018 amounts. Beginning January 1, 2019, with the adoption of Topic 842, Leases, uncollectible amounts are presented net within Lease income.
(3)	Includes non-NOI expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.
(4)	Includes revenues and expenses attributable to non-same property, sold property, development properties, corporate activities, and noncontrolling interests.

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

In addition to our $113.0 million of unrestricted cash at December 31, 2019, we have the following additional sources of capital available:

(in thousands)	December 31, 2019
ATM equity program (see note 11 to our Consolidated Financial Statements)
Original offering amount	$500,000
Available capacity (1)	$371,171
Line of Credit (the "Line") (see note 8 to our Consolidated Financial Statements)
Total commitment amount	$1,250,000
Available capacity (2)	$1,017,510
Maturity (3)	March 23, 2022
(1)

We have 1,894,845 shares pledged under a Forward Equity Offering that must settle by September 12, 2020 at an average offering price of $67.99 per share before any underwriting discount and offering expenses.

(2)	Net of letters of credit.
(3)	The Company has the option to extend the maturity for two additional six-month periods.

Our dividend distribution policy is set by our Board of Directors, who monitors our financial position. Our Board of Directors recently declared a common stock dividend of $0.595 per share, payable on March 5, 2020, to shareholders of record as of February 24, 2020. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.

We expect to generate sufficient cash flow from operations to fund our dividend distributions. We generated cash flow from operations of approximately $621.3 million and $610.3 million for the years ended December 31, 2019 and 2018, respectively. We paid $391.6 million and $376.8 million to our common stock and unit holders for the years ended December 31, 2019 and 2018, respectively.

We estimate that we will require capital during the next twelve months of approximately $391.2 million to fund construction and related costs for in-process developments and redevelopments, to repay maturing debt, and to make capital contributions to our co-investment partnerships. We expect to generate the necessary cash to fund our capital needs from future cash flow from operations after dividends paid, borrowings from our Line, proceeds from the sale of real estate, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new debt.

If we start new developments or redevelopments, commit to new acquisitions, prepay debt prior to maturity, or repurchase shares of our common stock, our cash requirements will increase. In addition, at December 31, 2019, we had an agreement related to our ownership interest in the Town and Country Center in Los Angeles, CA, to purchase an additional 16.62% ownership interest in this center for approximately $18.1 million.  We closed on the purchase in January 2020.

We endeavor to maintain a high percentage of unencumbered assets. As of December 31, 2019, 88.6% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line.

Our annualized Fixed charge coverage ratio, including our Pro-rata share of our partnerships, was 4.3 times and 4.2 times for the periods ended December 31, 2019 and 2018, respectively.

Our Line, Term Loan, and unsecured debt require that we remain in compliance with various covenants, which are described in note 9 to the Consolidated Financial Statements. We are in compliance with these covenants at December 31, 2019, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

(in thousands)	2019	2018	Change
Net cash provided by operating activities	$621,271	610,327	10,944
Net cash used in investing activities	(282,693)	(106,024)	(176,669)
Net cash used in financing activities	(268,206)	(508,494)	240,288
Net increase (decrease) in cash, cash equivalents, and restricted cash	70,372	(4,191)	74,563
Total cash, cash equivalents, and restricted cash	$115,562	$45,190	70,372

Net cash provided by operating activities:

Net cash provided by operating activities increased by $10.9 million due to:

•	$2.0 million increase in operating cash flow distributions from our unconsolidated real estate partnerships; and,
•	$17.1 million net increase in cash due to timing of cash receipts and payments related to operating activities; offset by
•	$1.3 million decrease in cash from operating income; and,
•

$6.9 million decrease from cash paid to settle treasury rate locks in 2019 to hedge changes in interest rates on our 30 year fixed rate debt offering completed during 2019 and to settle an interest rate swap on the repayment of our $300 million term loan during 2019.

Net cash used in investing activities:

Net cash used in investing activities changed by $176.7 million as follows:

(in thousands)	2019	2018	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(222,444)	(85,289)	(137,155)
Advance deposits paid toward the acquisition of operating real estate	(125)	—	(125)
Real estate development and capital improvements	(200,012)	(226,191)	26,179
Proceeds from sale of real estate investments	137,572	250,445	(112,873)
Proceeds from property insurance casualty claims	9,350	—	9,350
(Issuance)/Collection of notes receivable	(547)	15,648	(16,195)
Investments in real estate partnerships	(66,921)	(74,238)	7,317
Return of capital from investments in real estate partnerships	63,693	14,647	49,046
Dividends on investment securities	660	531	129
Acquisition of investment securities	(23,458)	(23,164)	(294)
Proceeds from sale of investment securities	19,539	21,587	(2,048)
Net cash used in investing activities	$(282,693)	(106,024)	(176,669)

Significant investing and divesting activities included:

•	We acquired four operating properties for $222.4 million during 2019 and three operating properties for $85.3 million during 2018.
•	We invested $26.2 million less in 2019 than 2018 on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•	We received proceeds of $137.6 million from the sale of seven shopping centers and six land parcels in 2019, compared to $250.4 million for ten shopping centers and nine land parcels in 2018.
•	We received property insurance claim proceeds of $9.4 million during 2019 attributable to a single property that was severely damaged by a tornado in the current year.
•	We received $15.6 million upon the collection of two notes in 2018.
•	We invested $66.9 million in our real estate partnerships during 2019, including:
o	$44.3 million to fund our share of development and redevelopment activities,
o	$9.7 million to fund our share of acquiring an additional equity interest in one partnership,
o	$8.2 million to fund our share of acquiring land under one shopping center that was previously under a ground lease, and
o	$4.7 million to fund our share of repayments for maturing debt.

During the same period in 2018, we invested $74.2 million in our real estate partnerships, including:

o	$48.8 million to fund our share of acquiring four operating properties,
o	$21.9 million to fund our share of development and redevelopment activities,
o	$1.3 million to acquire an interest in one land parcel for development, and
o	$2.2 million to fund our share of maturing debt.
•

Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds. The $63.7 million received in 2019 is driven by the sale of three operating properties, the sale of our ownership interest in a single operating property partnership, and our share of proceeds from debt financing activities.  During the same period in 2018, we received $14.6 million from the sale of one land parcel and one operating property plus our share of proceeds from debt financing activities.

•	Dividends on securities, acquisition of securities, and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment purposes. During 2019, we deployed capital of $200.0 million for the development, redevelopment, and improvement of our real estate properties as comprised of the following:

(in thousands)	2019	2018	Change
Capital expenditures:
Land acquisitions for development / redevelopment	$5,206	2,787	2,419
Building and tenant improvements	62,012	68,463	(6,451)
Redevelopment costs	70,854	51,351	19,503
Development costs	47,699	86,800	(39,101)
Capitalized interest	2,870	6,303	(3,433)
Capitalized direct compensation	11,371	10,487	884
Real estate development and capital improvements	$200,012	226,191	(26,179)
•	During 2019, we acquired two land parcels for new development and redevelopment projects as compared to three land parcels during 2018.
•	Building and tenant improvements decreased $6.5 million during the year ended December 31, 2019, primarily related to the timing of capital projects.
•

Redevelopment expenditures were higher during 2019 due to the timing, magnitude, and number of projects in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, façade renovations, new out-parcel building construction, and redevelopment related tenant improvement costs.  The size and magnitude of each redevelopment project varies with each redevelopment plan.  The timing and duration of these projects, which generally includes tenant vacancies before and during the redevelopment, could also result in volatility in NOI.  See the tables below for more details about our redevelopment projects.

•

Development expenditures were lower in 2019 based on the progress towards completion of our development projects in process. At December 31, 2019 and 2018, we had three and six consolidated development projects, respectively, that were either under construction or in lease up. See the tables below for more details about our development projects.

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

•

We have a staff of employees who directly support our development program, which includes redevelopment of our existing properties. We currently expect that our development and redevelopment activities will approximate our recent historical averages, although the amount of activity by type will vary. Internal compensation costs directly attributable to these activities are capitalized as part of each project. Changes in the level of future development activity could adversely impact results of operations by reducing the amount of internal costs for development projects that may be capitalized. A 10% reduction in either development or redevelopment activity without a corresponding reduction in related compensation costs could result in an additional charge to net income of $1.5 million per year.

The following table summarizes our development projects:

(in thousands, except cost PSF)					December 31, 2019
Property Name	Market	Ownership %	Start Date	Estimated / Actual Project Completion	Estimated / Actual Net Development Costs (1) (2)	GLA (2)	Cost PSF of GLA (1) (2)	% of Costs Incurred (1)

Developments In-Process
Carytown Exchange	Richmond, VA	64%	Q4-18	2021	$26,860	74	$362	31%
Culver Public Market	Los Angeles, CA	100%	Q2-19	2020	27,313	27	1,012	18%
The Village at Hunter's Lake	Tampa, FL	100%	Q4-18	2020	22,056	72	306	58%
Total Developments In-Process					$76,229	173	$440	34%

Developments Completed
Indigo Square	Charleston, SC	100%		Q2-19	$17,111	51	$336
Mellody Farm	Chicago, IL	100%		Q4-19	104,213	259	402
Pinecrest Place (3)	Miami, FL	100%		Q4-19	16,367	70	234
The Village at Riverstone	Houston, TX	100%		Q4-19	29,884	167	179
Midtown East	Raleigh, NC	50%		Q3-19	23,115	79	293
Ballard Blocks II	Seattle, WA	49.9%		Q4-19	32,487	57	570
Total Developments Completed					$223,177	683	$327

(1)	Includes leasing costs and is net of tenant reimbursements.
(2)	Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at project completion.
(3)	Estimated Net Development Costs for Pinecrest Place exclude the cost of land, which the Company has leased long term.

The following table summarizes our redevelopment projects:

(in thousands, except cost PSF)					December 31, 2019
Property Name	Market	Ownership %	Start Date	Estimated / Actual Project Completion	Estimated Incremental Project Costs (1)	GLA	% of Costs Incurred (1)

Redevelopments In-Process
West Bird Plaza	Miami, FL	100%	Q4-19	2021	$10,338	99	4%
Sheridan Plaza	Hollywood, FL	100%	Q3-19	2020	14,302	506	5%
Tech Ridge	Austin, TX	100%	Q1-19	2020	7,739	215	83%
Point 50	Metro, DC	100%	Q4-18	2020	17,522	48	44%
Pablo Plaza Ph II	Jacksonville, FL	100%	Q4-18	2020	14,627	161	67%
Bloomingdale	Tampa, FL	100%	Q3-18	2020	19,904	254	76%
Serramonte - Ph I	San Francisco, CA	100%	Q4-19	2021	54,072	1,140	4%
The Abbot	Boston, MA	100%	Q2-19	2021	52,342	65	20%
Market Common Clarendon	Metro, DC	100%	Q4-18	2021	54,241	422	32%
Various Properties	Various	20-100%	Various	Various	29,440	1,604	42%
Total Redevelopments In-Process					$274,527	4,514	26%

Redevelopments Completed
Various	Various	40%-100%	Various	Various	$7,548	379
(1)	Includes leasing costs and is net of tenant reimbursements.

Net cash used in financing activities:

Net cash flows used in financing activities changed during 2019, as follows:

(in thousands)	2019	2018	Change
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	$(6,204)	(6,772)	568
Common shares repurchased through share repurchase program	(32,778)	(213,851)	181,073
Distributions to limited partners in consolidated partnerships, net	(3,367)	(4,526)	1,159
Dividend payments and operating partnership distributions	(391,649)	(376,755)	(14,894)
Proceeds from unsecured credit facilities, net	75,000	85,000	(10,000)
Proceeds from debt issuance	723,571	301,251	422,320
Debt repayment, including early redemption costs	(625,769)	(283,492)	(342,277)
Payment of loan costs	(7,019)	(9,448)	2,429
Proceeds from sale of treasury stock, net	9	99	(90)
Net cash used in financing activities	$(268,206)	(508,494)	240,288

Significant financing activities during the years ended December 31, 2019 and 2018 include the following:

•

We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $6.2 million and $6.8 million during the years ended December 31, 2019 and 2018.

•

We paid $32.8 million to repurchase 563,229 common shares through our prior share repurchase program that were executed in December 2018 but not settled until January 2019.  During 2018, we paid $213.9 million to repurchase 3,689,104 common shares through our repurchase program.

•	Net distributions to limited partners in consolidated partnerships decreased by $1.2 million primarily due to contributions made by a new limited partner during 2019.
•

We paid $14.9 million more in dividends during 2019 as a result of an increase in our dividend rate from $2.22 per share during 2018 to $2.34 per share during 2019, partially offset by the reduced shares outstanding during 2019 resulting from our common stock repurchases executed during 2018.

•	We had the following debt related activity during 2019:
o	We borrowed, net of repayments, an additional $75.0 million on our Line.
o	We received total proceeds of $723.6 million upon the issuance of two senior unsecured public note offerings during 2019.
o	We paid $624.7 million for other debt repayments, including:
▪	$259.6 million to redeem our senior unsecured public notes originally due April 2021;
▪	$300 million for repayment of a term loan originally due December 2020;
▪	$53.7 million to repay two mortgages; and
▪	$12.4 million in principal mortgage payments.
o	We paid $7.0 million of loan costs in connection with our two public note offerings above.

•	We had the following debt related activity during 2018:
o	We borrowed, net of payments, an additional $85.0 million on our Line.
o

We received proceeds of $301.3 million from debt issuances, including $299.5 million of senior unsecured public notes and $1.7 million from construction loan draws used to fund an in-process development project.

o

We paid $283.5 million for other debt payments, including $160.5 million to early redeem our senior unsecured public notes originally due June 2020, $113 million to repay four mortgages, and $10 million in scheduled principal mortgage payments.

o	We paid $9.4 million of loan costs in connection with our public note offering above and expanding our Line commitment.

Contractual Obligations

We have debt obligations related to our mortgage loans, unsecured notes, unsecured credit facilities, interest rate swap obligations, and lease agreements as described further below and in note 7, note 9, and note 10 to the Consolidated Financial Statements. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. We also have non-cancelable operating leases pertaining to office space from which we conduct our business. In addition, at December 31, 2019, we had a contractual commitment to purchase an additional 16.62% ownership interest in our Town and Country shopping center, bringing our ownership interest to 35%.  We closed on the purchase in January 2020 for $18.1 million.

The following table of Contractual Obligations summarizes our debt maturities, including our Pro-rata share of obligations within co-investment partnerships as of December 31, 2019, and excludes the following:

•	Recorded debt premiums or discounts and issuance costs that are not obligations;
•	Obligations related to construction or development contracts, since payments are only due upon satisfactory performance under the contracts;
•

Letters of credit of $12.5 million issued to cover our captive insurance program and performance obligations on certain development projects, which the latter will be satisfied upon completion of the development projects; and

•

Obligations for retirement savings plans due to uncertainty around timing of participant withdrawals, which are solely within the control of the participant, and are further discussed in note 14 to the Consolidated Financial Statements.

	Payments Due by Period
(in thousands)	2020	2021	2022	2023	2024	Beyond 5 Years	Total
Notes payable:
Regency (1)	$193,307	226,724	930,099	184,038	452,878	3,530,677	$5,517,723
Regency's share of joint ventures (1) (2)	136,916	119,294	80,189	73,499	20,617	176,850	607,365
Operating leases:
Regency - office leases	5,152	4,149	3,188	2,410	1,939	4,404	21,242
Subleases:
Regency - office leases	(614)	(309)	—	—	—	—	(923)
Ground leases:
Regency	10,697	10,671	10,698	10,915	10,964	553,116	607,061
Regency's share of joint ventures	278	278	278	278	1,206	9,917	12,235
Purchase commitment	18,100	—	—	—	—	—	18,100
Total	$363,836	360,807	1,024,452	271,140	487,604	4,274,964	6,782,803
(1)	Includes interest payments.
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

Accounts Receivable and Straight Line Rent

Lease income, which includes base rent, percentage rent, and expense recoveries from tenants for common area maintenance costs, insurance and real estate taxes are the Company's principal source of revenue. As a result of generating this revenue, we will routinely have accounts receivable due from tenants. Additionally, we recognize Lease income on a straight line basis over the term of the lease, which generally results in straight line rent receivable for future contractual rent steps.

Lease income for operating leases with fixed payment terms is recognized on a straight-line basis over the expected term of the lease for all leases for which collectibility is considered probable at the commencement date.  At lease commencement, the Company generally expects that collectibility is probable due to the Company’s credit assessment of tenants and other creditworthiness analysis undertaken before entering into a new lease; therefore, income from most operating leases is initially recognized on a straight-line basis.  For operating leases in which collectibility of Lease income is not considered probable, Lease income is recognized on a cash basis and all previously recognized uncollectible Lease income is reversed in the period in which the Lease income is determined not to be probable of collection.  In addition to the lease-specific collectibility assessment performed under Topic 842, the Company also recognizes a general reserve, as a reduction to Lease income, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical collection experience.  Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

Real Estate Investments

Acquisition of Real Estate Investments

Upon acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases and in-place leases), assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the estimated fair value to the applicable assets and liabilities. Transaction costs associated with asset acquisitions are capitalized, while such costs are expensed for business combinations in the period incurred.  Beginning in July 2017, the Company adopted Accounting Standard Update 2017-01, Business Combinations (Topic 805):  Clarifying the Definition of a Business, under which the acquisition of operating properties are generally considered asset acquisitions.  If, however, the acquisition is determined to be a business combination, any excess consideration above the fair value allocated to the applicable assets and liabilities results in goodwill. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company's methodology for determining fair value of the acquired tangible and intangible assets and liabilities includes estimating an “as-if vacant” fair value of the physical property, which includes land, building, and improvements.  In addition, the Company determines the estimated fair value of identifiable intangible assets and liabilities, considering the following categories: (i) value of in-place leases, and (ii) above and below-market value of in-place leases.

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

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, including below-market renewal options, if applicable.  The value of above-market leases is amortized as a reduction of Lease income over the remaining terms of the respective leases and the value of below-market leases is accreted to Lease income over the remaining terms of the respective leases, including below-market renewal options, if applicable.

Changes to these assumptions could result in a different pattern of recognition.  If tenants do not remain in their lease through the expected term or exercise an assumed renewal option, there could be a material impact to earnings.

Development and Redevelopment of Real Estate Assets and Cost Capitalization

We have a development program, which includes development of new shopping centers and redevelopment of our existing shopping centers. We capitalize the acquisition of land, the construction of buildings, and other specifically identifiable development costs incurred by recording them in Real estate assets, at cost, in our accompanying Consolidated Balance Sheets. Other specifically identifiable development costs include pre-development costs essential to the development process, as well as, interest, real estate taxes, and direct employee costs incurred during the development period. Once a development property is substantially complete and held available for occupancy, these indirect costs are no longer capitalized.

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

•

Interest costs are capitalized to each development project based on applying our weighted average borrowing rate to that portion of the actual development costs expended. We cease interest cost capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after the anchor opens for business. During the years ended December 31, 2019, 2018, and 2017, we capitalized interest of $4.2 million, $7.0 million, and $7.9 million, respectively, on our development projects.

•	Real estate taxes are capitalized to each development project over the same period as we capitalize interest.
•

We have a staff of employees directly supporting our development and redevelopment program. All direct internal costs attributable to these development activities are capitalized as part of each development project. The capitalization of costs is directly related to the actual level of development activity occurring. During the years ended December 31, 2019, 2018, and 2017, we capitalized $20.4 million, $17.1 million, and $17.6 million, respectively, of direct internal costs incurred to support our development program.

Valuation of Real Estate Investments

In accordance with GAAP, we evaluate our real estate for impairment whenever there are indicators, including property operating performance and general market conditions, that the carrying value of our real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. If such indicators occur, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, expected leasing activity, costs of tenant improvements, leasing commissions, anticipated hold period, comparable sales information, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and the resulting impairment, if any, could differ from the actual gain or loss recognized upon ultimate sale in an arm's length transaction. If the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value.

The fair value of real estate assets is subjective and is determined through comparable sales information and other market data if available, as well as the use of an income approach such as the direct capitalization method or the discounted cash flow approach.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors, and therefore is subject to management judgment and changes in those factors could impact the determination of fair value.  In estimating the fair value of undeveloped land, we generally use market data and comparable sales information.  Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance.

We evaluate our investments in real estate partnerships for impairment whenever there are indicators, including underlying property operating performance and general market conditions, that the value of our investments in real estate partnerships may be impaired. An investment in a real estate partnership is considered impaired only if we determine that its fair value is less than the net carrying value of the investment in that real estate partnerships on an other-than-temporary basis. Cash flow projections for the investments consider property level factors, such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. We consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include the age of the real estate partnerships, our intent and ability to retain our investment in the entity, and the financial condition and long-term prospects of the entity. If we believe that the decline in the fair value of the investment is temporary, no impairment charge is recorded. If our analysis indicates that there is an other-than-temporary impairment related to the investment in a particular real estate partnership, the carrying value of the investment will be adjusted to an amount that reflects the estimated fair value of the investment.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining primarily to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, underground petroleum storage tanks, and other historic land use practices. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we use all legal means to cause tenants to remove dry cleaning plants from our shopping centers or convert them to more environmentally friendly systems. Where available, we have been accepted into state-sponsored environmental programs. We have a blanket environmental insurance policy for third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so.

As of December 31, 2019, we and our Investments in real estate partnerships had accrued liabilities of $9.4 million for our Pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with other unconsolidated entities (other than our unconsolidated investment partnerships) or other persons, also known as variable interest entities, not previously discussed. Many of our unconsolidated investment partnerships’ operating properties have been financed with non-recourse loans, to which we have no repayment guarantees.

Inflation/Deflation

Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may become a greater concern in the near future. Most all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, which require tenants to pay their Pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, during deflationary periods or periods of economic weakness, base rents and percentage rents will decline as the supply of available retail space exceeds demand and consumer spending declines. Occupancy declines will result in lower recovery rates of our operating expenses.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two significant components of interest rate risk:

•

We have a Line commitment, as further described in note 9 to the Consolidated Financial Statements, which has a variable interest rate that is based upon an annual rate of LIBOR plus 0.875%. LIBOR rates charged on our Line change monthly and the spread on the Line is dependent upon maintaining specific credit ratings. If our credit ratings are downgraded, the spread on the Line would increase, resulting in higher interest costs. The interest rate spread based on our credit rating ranges from LIBOR plus 0.700% to LIBOR plus 1.550%.

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

We continuously monitor the capital markets and evaluate our ability to issue new debt, to repay maturing debt, or fund our commitments. Based upon the current capital markets, our credit ratings, our capacity under our unsecured credit facilities, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we expect that we will be able to successfully issue new secured or unsecured debt to fund maturing debt obligations.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of December 31, 2019. For variable rate mortgages and unsecured credit facilities for which we have interest rate swaps in place to fix the interest rate, they are included in the Fixed rate debt section below at their all-in fixed rate. The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of December 31, 2019, and are subject to change on a monthly basis. In addition, the Company continually assesses the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $2.6 million per year based on $35.1 million of floating rate mortgage debt and $220.0 million of floating rate line of credit balance outstanding at December 31, 2019. If the Company increases its line of credit balance in the future, additional decreases to future earnings and cash flows could occur.

Further, the table below incorporates only those exposures that exist as of December 31, 2019, and does not consider exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

The table below presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding at each year-end, and fair value of total debt as of December 31, 2019.

(dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed rate debt (1)	$50,360	50,599	582,645	69,498	346,043	2,592,015	3,691,160	3,920,909
Average interest rate for all fixed rate debt (2)	3.74%	3.72%	3.85%	3.86%	3.87%	3.87%
Variable rate LIBOR debt (1)	$—	35,100	220,000	—	—	—	255,100	257,191
Average interest rate for all variable rate debt (2)	3.17%	3.14%	—%	—%	—%	—%	—%
(1)	Reflects amount of debt maturities during each of the years presented as of December 31, 2019.
(2)

Reflects weighted average interest rates of debt outstanding at the end of each year presented.  For variable rate debt, the benchmark interest rate (LIBOR), as of December 31, 2019, was used to determine the average rate for all future periods.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Regency Centers Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of real estate properties for impairment

As discussed in Note 1 to the consolidated financial statements and presented on the consolidated balance sheet, real estate assets, less accumulated depreciation was $9.3 billion as of December 31, 2019. The Company evaluates real estate properties for impairment whenever there are indicators that the carrying value of the real estate properties may not be recoverable. To the extent that the carrying value of a real estate property exceeds the estimate of its undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over its fair value. Fair value of real estate properties is determined through a comparable sales approach or a discounted cash flow approach. As discussed in Note 11 to the consolidated financial statements, the Company determined that one property’s carrying value exceeded its fair value through the use of a discounted cash flow analysis, and recorded an impairment charge of $40.3 million.

We identified the evaluation of real estate properties for impairment as a critical audit matter. Evaluating the Company’s judgments regarding the identification of potential indicators that the carrying value of the real estate properties may not be recoverable involved a high degree of subjective auditor judgment. Changes in assumptions regarding property conditions, occupancy rates, net operating income, and anticipated hold periods could have an impact on the determination of the existence of impairment indicators and the need to further evaluate the real estate properties for impairment. In addition, the evaluation of the fair value of the real estate property that resulted in the $40.3 million impairment charge, in particular, the key assumptions over the property’s highest and best use, terminal capitalization rate, and the hold period, required a high degree of auditor judgment. The evaluation of these key assumptions required an increased extent of effort, including the need to involve valuation professionals with specialized skills and knowledge.

The primary procedures we performed to address these critical audit matters included the following. We tested certain internal controls over the Company’s process to evaluate real estate properties for impairment, including the identification of potential indicators of impairment and the fair value measurement of impaired real estate properties. Internal controls tested included the evaluation of changes in property condition, occupancy rates, net operating income and anticipated hold periods, as well as the development of the key assumptions used in the discounted cash flow analysis. Using property financial information, we performed an independent assessment of changes in occupancy rates and net operating income for individual real estate properties and compared the results to the Company’s assessment. In addition, to identify a change in property condition or a shortened hold period we inquired of Company officials, attended Company quarterly meetings and inspected documents such as meeting minutes of the board of directors. With respect to the property impairment, our valuation professionals evaluated the Company’s highest and best use conclusion for the impaired property based on the location of the property and current market conditions. Further, our valuation professionals independently developed an estimated range of fair values for the property based on market information and published third-party industry reports with consideration of property specific factors such as location and development requirements. We compared the Company’s estimated fair value of the impaired property to the range of fair values independently developed by our valuation professionals.

Evaluation of the discount rates used to initially measure the operating lease liabilities upon adoption of ASC 842.

As discussed in Note 1 and Note 7 to the consolidated financial statements, the Company’s operating lease liabilities related to leases of land upon adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”) on January 1, 2019, were approximately $204 million. To measure the operating lease liabilities for the Company’s 22 properties with ground leases, it is necessary for the Company to determine a discount rate for each operating lease and apply that discount rate to the remaining unpaid minimum rental payments for each lease.

We identified the evaluation of the discount rates used to initially measure the operating lease liabilities related to leases of land upon adoption of ASC 842 as a critical audit matter. The Company determined that the rates implicit in the lease contracts were not readily determinable and therefore developed discount rates using Company and market-based interest rates that correspond with the remaining term of the respective leases. The Company made adjustments to those market-based interest rates to reflect the Company’s credit spread and collateralized payment terms present in the respective leases. Evaluating the information used to develop the discount rates and the adjustments made to the market-based interest rates required auditor judgment and the use of valuation professionals with specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process for developing the discount rates. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rates. The valuation professionals independently developed a range of reasonable discount rates using market-based interest rates for the Company and other similar companies, and then made adjustments to those market-based interest rates to reflect the maturities of the respective leases, level of collateral, and the Company’s credit spread. We evaluated the discount rates used by the Company by comparing those rates to the ranges of discount rates independently developed by the valuation professionals.

/s/ KPMG LLP

We have served as the Company's auditor since 1993.

Jacksonville, Florida

February 14, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Regency Centers Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Regency Centers Corporation’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 14, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Jacksonville, Florida

February 14, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners,

Regency Centers Corporation, and

Regency Centers, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2020 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Partnership has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of real estate properties for impairment

As discussed in Note 1 to the consolidated financial statements and presented on the consolidated balance sheet, real estate assets, less accumulated depreciation was $9.3 billion as of December 31, 2019. The Partnership evaluates real estate properties for impairment whenever there are indicators that the carrying value of the real estate properties may not be recoverable. To the extent that the carrying value of a real estate property exceeds the estimate of its undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over its fair value. Fair value of real estate properties is determined through a comparable sales approach or a discounted cash flow approach. As discussed in Note 11 to the consolidated financial statements, the Partnership determined that one property’s carrying value exceeded its fair value through the use of a discounted cash flow analysis, and recorded an impairment charge of $40.3 million.

We identified the evaluation of real estate properties for impairment as a critical audit matter. Evaluating the Partnership’s judgments regarding the identification of potential indicators that the carrying value of the real estate properties may not be recoverable involved a high degree of subjective auditor judgment. Changes in assumptions regarding property conditions, occupancy rates, net operating income, and anticipated hold periods could have an impact on the determination of the existence of impairment indicators and the need to further evaluate the real estate properties for impairment. In addition, the evaluation of the fair value of the real estate property that resulted in the $40.3 million impairment charge, in particular, the key assumptions over the property’s highest and best use, terminal capitalization rate, and the hold period, required a high degree of auditor judgment. The evaluation of these key assumptions required an increased extent of effort, including the need to involve valuation professionals with specialized skills and knowledge.

The primary procedures we performed to address these critical audit matters included the following. We tested certain internal controls over the Partnership’s process to evaluate real estate properties for impairment, including the identification of potential indicators of impairment and the fair value measurement of impaired real estate properties. Internal controls tested included the evaluation of changes in property condition, occupancy rates, net operating income and anticipated hold periods, as well as the development of the key assumptions used in the discounted cash flow analysis. Using property financial information, we performed an independent assessment of changes in occupancy rates and net operating income for individual real estate properties and compared the results to the Partnership’s assessment. In addition, to identify a change in property condition or a shortened hold period we inquired of Partnership officials, attended Partnership quarterly meetings and inspected documents such as meeting minutes of the general partners' board of directors. With respect to the property impairment, our valuation professionals evaluated the Partnership’s highest and best use conclusion for the impaired property based on the location of the property and current market conditions. Further, our valuation professionals independently developed an estimated range of fair values for the property based on market information and published third-party industry reports with consideration of property specific factors such as location and development requirements. We compared the Partnership’s estimated fair value of the impaired property to the range of fair values independently developed by our valuation professionals.

Evaluation of the discount rates used to initially measure the operating lease liabilities upon adoption of ASC 842.

As discussed in Note 1 and Note 7 to the consolidated financial statements, the Partnership’s operating lease liabilities related to leases of land upon adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”) on January 1, 2019, were approximately $204 million. To measure the operating lease liabilities for the Partnership’s 22 properties with ground leases, it is necessary for the Partnership to determine a discount rate for each operating lease and apply that discount rate to the remaining unpaid minimum rental payments for each lease.

We identified the evaluation of the discount rates used to initially measure the operating lease liabilities related to leases of land upon adoption of ASC 842 as a critical audit matter. The Partnership determined that the rates implicit in the lease contracts were not readily determinable and therefore developed discount rates using Partnership and market-based interest rates that correspond with the remaining term of the respective leases. The Partnership made adjustments to those market-based interest rates to reflect the Partnership’s credit spread and collateralized payment terms present in the respective leases. Evaluating the information used to develop the discount rates and the adjustments made to the market-based interest rates required auditor judgment and the use of valuation professionals with specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Partnership’s process for developing the discount rates. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Partnership’s discount rates. The valuation professionals independently developed a range of reasonable discount rates using market-based interest rates for the Partnership and other similar companies, and then made adjustments to those market-based interest rates to reflect the maturities of the respective leases, level of collateral, and the Partnership’s credit spread. We evaluated the discount rates used by the Partnership by comparing those rates to the ranges of discount rates independently developed by the valuation professionals.

/s/ KPMG LLP

We have served as the Partnership's auditor since 1998.

Jacksonville, Florida

February 14, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners,

Regency Centers Corporation, and

Regency Centers, L.P.:

Opinion on Internal Control Over Financial Reporting

We have audited Regency Centers, L.P.’s (the Partnership) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 14, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Jacksonville, Florida

February 14, 2020

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

December 31, 2019 and 2018

(in thousands, except share data)

	2019	2018
Assets
Real estate assets, at cost (note 1):	$11,095,294	10,863,162
Less: accumulated depreciation	1,766,162	1,535,444
Real estate assets, net	9,329,132	9,327,718
Investments in real estate partnerships (note 4)	469,522	463,001
Properties held for sale	45,565	60,516
Cash, cash equivalents, and restricted cash, including $2,542 and $2,658 of restricted cash at December 31, 2019 and 2018, respectively (note 1)	115,562	45,190
Tenant and other receivables (note 1)	169,337	172,359
Deferred leasing costs, less accumulated amortization of $108,381 and $101,093 at December 31, 2019 and 2018, respectively	76,798	84,983
Acquired lease intangible assets, less accumulated amortization of $259,310 and $219,689 at December 31, 2019 and 2018, respectively (note 6)	242,822	387,069
Right of use assets, net	292,786	—
Other assets (note 5)	390,729	403,827
Total assets	$11,132,253	10,944,663
Liabilities and Equity
Liabilities:
Notes payable (note 9)	$3,435,161	3,006,478
Unsecured credit facilities (note 9)	484,383	708,734
Accounts payable and other liabilities	213,705	224,807
Acquired lease intangible liabilities, less accumulated amortization of $131,676 and $92,746 at December 31, 2019 and 2018, respectively (note 6)	427,260	496,726
Lease liabilities	222,918	—
Tenants’ security, escrow deposits and prepaid rent	58,865	57,750
Total liabilities	4,842,292	4,494,495
Commitments and contingencies (note 16)	—	—
Equity:
Stockholders’ equity (note 12):
Common stock $0.01 par value per share, 220,000,000 shares authorized; 167,571,218 and 167,904,593 shares issued at December 31, 2019 and 2018, respectively	1,676	1,679
Treasury stock at cost, 440,574 and 390,163 shares held at December 31, 2019 and 2018, respectively	(23,199)	(19,834)
Additional paid-in capital	7,654,930	7,672,517
Accumulated other comprehensive loss	(11,997)	(927)
Distributions in excess of net income	(1,408,062)	(1,255,465)
Total stockholders’ equity	6,213,348	6,397,970
Noncontrolling interests (note 12):
Exchangeable operating partnership units, aggregate redemption value of $47,092 and $20,532 at December 31, 2019 and 2018, respectively	36,100	10,666
Limited partners’ interests in consolidated partnerships (note 1)	40,513	41,532
Total noncontrolling interests	76,613	52,198
Total equity	6,289,961	6,450,168
Total liabilities and equity	$11,132,253	10,944,663

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the years ended December 31, 2019, 2018, and 2017

(in thousands, except per share data)

	2019	2018	2017
Revenues:
Lease income	$1,094,301	1,083,770	950,186
Other property income	9,201	8,711	7,982
Management, transaction, and other fees	29,636	28,494	26,158
Total revenues	1,133,138	1,120,975	984,326
Operating expenses:
Depreciation and amortization	374,283	359,688	334,201
Operating and maintenance	169,909	168,034	143,990
General and administrative	74,984	65,491	67,624
Real estate taxes	136,236	137,856	109,723
Other operating expenses	7,814	9,737	89,225
Total operating expenses	763,226	740,806	744,763
Other expense (income):
Interest expense, net	151,264	148,456	132,629
Provision for impairment, net of tax	54,174	38,437	—
Gain on sale of real estate, net of tax	(24,242)	(28,343)	(27,432)
Early extinguishment of debt	11,982	11,172	12,449
Net investment (income) loss	(5,568)	1,096	(3,985)
Total other expense (income)	187,610	170,818	113,661
Income from operations before equity in income of investments in real estate partnerships and income taxes	182,302	209,351	125,902
Equity in income of investments in real estate partnerships (note 4)	60,956	42,974	43,341
Deferred income tax benefit of taxable REIT subsidiary	—	—	(9,737)
Net income	243,258	252,325	178,980
Noncontrolling interests:
Exchangeable operating partnership units	(634)	(525)	(388)
Limited partners’ interests in consolidated partnerships	(3,194)	(2,673)	(2,515)
Income attributable to noncontrolling interests	(3,828)	(3,198)	(2,903)
Net income attributable to the Company	239,430	249,127	176,077
Preferred stock dividends and issuance costs	—	—	(16,128)
Net income attributable to common stockholders	$239,430	249,127	159,949
Income per common share - basic (note 15)	$1.43	1.47	1.00
Income per common share - diluted (note 15)	$1.43	1.46	1.00

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2019, 2018, and 2017

(in thousands)

	2019	2018	2017
Net income	$243,258	252,325	178,980
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(15,585)	402	1,151
Reclassification adjustment of derivative instruments included in net income	3,269	5,342	11,103
Unrealized gain (loss) on available-for-sale securities	315	(95)	(8)
Other comprehensive income	(12,001)	5,649	12,246
Comprehensive income	231,257	257,974	191,226
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	3,828	3,198	2,903
Other comprehensive income attributable to noncontrolling interests	(931)	299	189
Comprehensive income attributable to noncontrolling interests	2,897	3,497	3,092
Comprehensive income attributable to the Company	$228,360	254,477	188,134

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the years ended December 31, 2019, 2018, and 2017

(in thousands, except per share data)

	Stockholders' Equity							Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$325,000	1,045	(17,062)	3,294,923	(18,346)	(994,259)	2,591,301	(1,967)	35,168	33,201	2,624,502
Net income	—	—	—	—	—	176,077	176,077	388	2,515	2,903	178,980
Other comprehensive income:
Other comprehensive income before reclassifications	—	—	—	—	1,126	—	1,126	2	15	17	1,143
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	10,931	—	10,931	19	153	172	11,103
Deferred compensation plan, net	—	—	(1,245)	1,236	—	—	(9)	—	—	—	(9)
Restricted stock issued, net of amortization	—	2	—	15,293	—	—	15,295	—	—	—	15,295
Common stock issued for stock based compensation, net of repurchases	—	(1)	—	(18,345)	—	—	(18,346)	—	—	—	(18,346)
Common stock issued under dividend reinvestment plan	—	—	—	1,210	—	—	1,210	—	—	—	1,210
Common stock issued for stock offerings, net of issuance costs	—	667	—	4,559,810	—	—	4,560,477	—	—	—	4,560,477
Restricted stock issued upon Equity One merger	—	1	—	7,950	—	—	7,951	—	—	—	7,951
Redemption of preferred stock	(325,000)	—	—	11,099	—	(11,099)	(325,000)	—	—	—	(325,000)
Reallocation of limited partners' interest	—	—	—	(72)	—	—	(72)	—	72	72	—
Contributions from partners	—	—	—	—	—	—	—	13,100	378	13,478	13,478
Distributions to partners	—	—	—	—	—	—	—	—	(8,206)	(8,206)	(8,206)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(5,029)	(5,029)	—	—	—	(5,029)
Common stock/unit ($2.10 per share)	—	—	—	—	—	(323,860)	(323,860)	(635)	—	(635)	(324,495)
Balance at December 31, 2017	$—	1,714	(18,307)	7,873,104	(6,289)	(1,158,170)	6,692,052	10,907	30,095	41,002	6,733,054
Adjustment due to change in accounting policy (note 1)	—	—	—	—	12	30,889	30,901	—	2	2	30,903
Adjusted balance at January 1, 2018	—	1,714	(18,307)	7,873,104	(6,277)	(1,127,281)	6,722,953	10,907	30,097	41,004	6,763,957
Net income	—	—	—	—	—	249,127	249,127	525	2,673	3,198	252,325
Other comprehensive income:
Other comprehensive income before reclassifications	—	—	—	—	36	—	36	—	271	271	307
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	5,314	—	5,314	11	17	28	5,342
Deferred compensation plan, net	—	—	(1,527)	1,514	—	—	(13)	—	—	—	(13)
Restricted stock issued, net of amortization	—	2	—	16,743	—	—	16,745	—	—	—	16,745
Common stock issued for stock based compensation, net of repurchases	—		—	(6,373)	—	—	(6,373)	—	—	—	(6,373)
Common stock issued under dividend reinvestment plan	—	—	—	1,333	—	—	1,333	—	—	—	1,333
Common stock issued for stock offerings, net of issuance costs	—	—	—	10	—	—	10	—	—	—	10
Common stock repurchased and retired	—	(37)	—	(213,814)	—	—	(213,851)	—	—	—	(213,851)
Contributions from partners	—	—	—	—	—	—	—	—	13,000	13,000	13,000
Distributions to partners	—	—	—	—	—	—	—	—	(4,526)	(4,526)	(4,526)
Cash dividends declared:
Common stock/unit ($2.22 per share)	—	—	—	—	—	(377,311)	(377,311)	(777)	—	(777)	(378,088)
Balance at December 31, 2018	$—	1,679	(19,834)	7,672,517	(927)	(1,255,465)	6,397,970	10,666	41,532	52,198	6,450,168

	Stockholders' Equity							Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$—	1,679	(19,834)	7,672,517	(927)	(1,255,465)	6,397,970	10,666	41,532	52,198	6,450,168
Net income	—	—	—	—	—	239,430	239,430	634	3,194	3,828	243,258
Other comprehensive income
Other comprehensive income before reclassifications	—	—	—	—	(14,388)	—	(14,388)	(31)	(851)	(882)	(15,270)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	3,318	—	3,318	12	(61)	(49)	3,269
Deferred compensation plan, net	—	—	(3,365)	3,365	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	16,252	—	—	16,254	—	—	—	16,254
Common stock issued for stock based compensation, net of repurchases	—	—	—	(5,794)	—	—	(5,794)	—	—	—	(5,794)
Common stock issued under dividend reinvestment plan	—	1	—	1,428	—	—	1,429	—	—	—	1,429
Common stock issued for stock offerings, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—
Common stock repurchased and retired	—	(6)	—	(32,772)	—	—	(32,778)	—	—	—	(32,778)
Reallocation of limited partners' interest	—	—	—	(66)	—	—	(66)	—	66	66	—
Contributions from partners	—	—	—	—	—	—	—	—	2,151	2,151	2,151
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	—	25,870	—	25,870	25,870
Distributions to partners	—	—	—	—	—	—	—	—	(5,518)	(5,518)	(5,518)
Cash dividends declared:
Common stock/unit ($2.34 per share)	—	—	—	—	—	(392,027)	(392,027)	(1,051)	—	(1,051)	(393,078)
Balance at December 31, 2019	$—	1,676	(23,199)	7,654,930	(11,997)	(1,408,062)	6,213,348	36,100	40,513	76,613	6,289,961

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2019, 2018, and 2017

(in thousands)

	2019	2018		2017
Cash flows from operating activities:
Net income	$243,258	252,325		178,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	374,283	359,688		334,201
Amortization of deferred loan costs and debt premiums	11,170	10,476		9,509
(Accretion) and amortization of above and below market lease intangibles, net	(43,867)	(33,330)		(23,144)
Stock-based compensation, net of capitalization	14,339	13,635		20,549
Equity in income of investments in real estate partnerships	(60,956)	(42,974)		(43,341)
Gain on sale of real estate, net of tax	(24,242)	(28,343)		(27,432)
Provision for impairment, net of tax	54,174	38,437		—
Early extinguishment of debt	11,982	11,172		12,449
Deferred income tax benefit of taxable REIT subsidiary	—	—		(9,737)
Distribution of earnings from investments in real estate partnerships	56,297	54,266		53,502
Settlement of derivative instrument	(6,870)	—		76
Deferred compensation expense	5,169	(1,085)		3,844
Realized and unrealized gain on investments	(5,433)	1,177		(3,837)
Changes in assets and liabilities:
Tenant and other receivables	(4,690)	(26,374)		(26,081)
Deferred leasing costs	(6,777)	(8,366)		(14,448)
Other assets	(1,570)	(1,410)		9,536
Accounts payable and other liabilities	4,175	(760)		(2,114)
Tenants’ security, escrow deposits and prepaid rent	829	11,793		(2,728)
Net cash provided by operating activities	621,271	610,327		469,784
Cash flows from investing activities:
Acquisition of operating real estate	(222,444)	(85,289)		(124,727)
Advance deposits paid toward the acquisition of operating real estate	(125)	—		(4,917)
Acquisition of Equity One, net of cash and restricted cash acquired of $74,507	—	—		(646,790)
Real estate development and capital improvements	(200,012)	(226,191)		(346,857)
Proceeds from sale of real estate investments	137,572	250,445		110,015
Proceeds from property insurance casualty claims	9,350	—		—
(Issuance)/Collection of notes receivable	(547)	15,648	.	(5,236)
Investments in real estate partnerships	(66,921)	(74,238)		(23,529)
Return of capital from investments in real estate partnerships	63,693	14,647		36,603
Dividends on investment securities	660	531		365
Acquisition of investment securities	(23,458)	(23,164)		(23,535)
Proceeds from sale of investment securities	19,539	21,587		21,378
Net cash used in investing activities	(282,693)	(106,024)		(1,007,230)

	2019	2018	2017
Cash flows from financing activities:
Net proceeds from common stock issuance	—	—	88,458
Repurchase of common shares in conjunction with equity award plans	(6,204)	(6,772)	(18,649)
Proceeds from sale of treasury stock	9	99	100
Acquisition of treasury stock	—	—	—
Common shares repurchased through share repurchase program	(32,778)	(213,851)	—
Redemption of preferred stock and partnership units	—	—	(325,000)
Distributions to limited partners in consolidated partnerships, net	(3,367)	(4,526)	(8,139)
Distributions to exchangeable operating partnership unit holders	(1,051)	(777)	(635)
Dividends paid to common stockholders	(390,598)	(375,978)	(322,650)
Dividends paid to preferred stockholders	—	—	(5,029)
Repayment of fixed rate unsecured notes	(250,000)	(150,000)	—
Proceeds from issuance of fixed rate unsecured notes, net	723,571	299,511	953,115
Proceeds from unsecured credit facilities	560,000	575,000	1,100,000
Repayment of unsecured credit facilities	(785,000)	(490,000)	(755,000)
Proceeds from notes payable	—	1,740	131,069
Repayment of notes payable	(55,680)	(113,037)	(232,839)
Scheduled principal payments	(9,442)	(9,964)	(10,162)
Payment of loan costs	(7,019)	(9,448)	(13,271)
Early redemption costs	(10,647)	(10,491)	(12,420)
Net cash (used in) provided by financing activities	(268,206)	(508,494)	568,948
Net increase (decrease) in cash, cash equivalents, and restricted cash	70,372	(4,191)	31,502
Cash, cash equivalents, and restricted cash at beginning of the year	45,190	49,381	17,879
Cash, cash equivalents, and restricted cash at end of the year	$115,562	45,190	49,381
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,192, $7,020, and $7,946 in 2019, 2018, and 2017, respectively)	$136,139	136,645	109,956
Cash paid (received) for income taxes, net of refunds	$1,225	5,455	(269)
Supplemental disclosure of non-cash transactions:
Exchangeable operating partnership units issued for acquisition of real estate	$25,870	—	13,100
Mortgage loans for the acquisition of real estate	$26,152	9,700	27,000
Change in fair value of securities	$660	(206)	(8)
Change in accrued capital expenditures	$10,704	—	—
Common stock issued for dividend reinvestment plan	$1,429	1,333	1,210
Stock-based compensation capitalized	$2,325	3,509	3,210
Contributions from limited partners in consolidated partnerships, net	$66	13,000	186
Common stock issued for dividend reinvestment in trust	$987	841	557
Contribution of stock awards into trust	$2,582	1,314	1,372
Distribution of stock held in trust	$197	524	677
Equity One Merger:
Notes payable assumed in Equity One merger, at fair value	$—	—	757,399
Common stock exchanged for Equity One shares	$—	—	4,471,808
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

December 31, 2019 and 2018

(in thousands, except unit data)

	2019	2018
Assets
Real estate assets, at cost (note 1):	$11,095,294	10,863,162
Less: accumulated depreciation	1,766,162	1,535,444
Real estate assets, net	9,329,132	9,327,718
Investments in real estate partnerships (note 4)	469,522	463,001
Properties held for sale	45,565	60,516
Cash, cash equivalents, and restricted cash, including $2,542 and $2,658 of restricted cash at December 31, 2019 and 2018, respectively (note 1)	115,562	45,190
Tenant and other receivables (note 1)	169,337	172,359
Deferred leasing costs, less accumulated amortization of $108,381 and $101,093 at December 31, 2019 and 2018, respectively	76,798	84,983
Acquired lease intangible assets, less accumulated amortization of $259,310 and $219,689 at December 31, 2019 and 2018, respectively (note 6)	242,822	387,069
Right of use assets, net	292,786	—
Other assets (note 5)	390,729	403,827
Total assets	$11,132,253	10,944,663
Liabilities and Capital
Liabilities:
Notes payable (note 9)	$3,435,161	3,006,478
Unsecured credit facilities (note 9)	484,383	708,734
Accounts payable and other liabilities	213,705	224,807
Acquired lease intangible liabilities, less accumulated amortization of $131,676 and $92,746 at December 31, 2019 and 2018, respectively (note 6)	427,260	496,726
Lease liabilities	222,918	—
Tenants’ security, escrow deposits and prepaid rent	58,865	57,750
Total liabilities	4,842,292	4,494,495
Commitments and contingencies (note 16)	—	—
Capital:
Partners’ capital (note 12):
General partner; 167,571,218 and 167,904,593 units outstanding at December 31, 2019 and 2018, respectively	6,225,345	6,398,897
Limited partners; 746,433 and 349,902 units outstanding at December 31, 2019 and 2018	36,100	10,666
Accumulated other comprehensive loss	(11,997)	(927)
Total partners’ capital	6,249,448	6,408,636
Noncontrolling interests: Limited partners’ interests in consolidated partnerships	40,513	41,532
Total capital	6,289,961	6,450,168
Total liabilities and capital	$11,132,253	10,944,663

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the years ended December 31, 2019, 2018, and 2017

(in thousands, except per unit data)

	2019	2018	2017
Revenues:
Lease income	$1,094,301	1,083,770	950,186
Other property income	9,201	8,711	7,982
Management, transaction, and other fees	29,636	28,494	26,158
Total revenues	1,133,138	1,120,975	984,326
Operating expenses:
Depreciation and amortization	374,283	359,688	334,201
Operating and maintenance	169,909	168,034	143,990
General and administrative	74,984	65,491	67,624
Real estate taxes	136,236	137,856	109,723
Other operating expenses	7,814	9,737	89,225
Total operating expenses	763,226	740,806	744,763
Other expense (income):
Interest expense, net	151,264	148,456	132,629
Provision for impairment, net of tax	54,174	38,437	—
Gain on sale of real estate, net of tax	(24,242)	(28,343)	(27,432)
Early extinguishment of debt	11,982	11,172	12,449
Net investment (income) loss	(5,568)	1,096	(3,985)
Total other expense (income)	187,610	170,818	113,661
Income from operations before equity in income of investments in real estate partnerships and income taxes	182,302	209,351	125,902
Equity in income of investments in real estate partnerships (note 4)	60,956	42,974	43,341
Deferred income tax benefit of taxable REIT subsidiary	—	—	(9,737)
Net income	243,258	252,325	178,980
Limited partners’ interests in consolidated partnerships	(3,194)	(2,673)	(2,515)
Net income attributable to the Partnership	240,064	249,652	176,465
Preferred unit distributions and issuance costs	—	—	(16,128)
Net income attributable to common unit holders	$240,064	249,652	160,337
Income per common unit - basic (note 15):	$1.43	1.47	1.00
Income per common unit - diluted (note 15):	$1.43	1.46	1.00

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2019, 2018, and 2017

(in thousands)

	2019	2018	2017
Net income	$243,258	252,325	178,980
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(15,585)	402	1,151
Reclassification adjustment of derivative instruments included in net income	3,269	5,342	11,103
Unrealized gain (loss) on available-for-sale securities	315	(95)	(8)
Other comprehensive income	(12,001)	5,649	12,246
Comprehensive income	231,257	257,974	191,226
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	3,194	2,673	2,515
Other comprehensive income attributable to noncontrolling interests	(912)	288	168
Comprehensive income attributable to noncontrolling interests	2,282	2,961	2,683
Comprehensive income attributable to the Partnership	$228,975	255,013	188,543

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the years ended December 31, 2019, 2018, and 2017

(in thousands)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2016	$2,609,647	(1,967)	(18,346)	2,589,334	35,168	2,624,502
Net income	176,077	388	—	176,465	2,515	178,980
Other comprehensive income
Other comprehensive income before reclassifications	—	2	1,126	1,128	15	1,143
Amounts reclassified from accumulated other comprehensive income	—	19	10,931	10,950	153	11,103
Deferred compensation plan, net	(9)	—	—	(9)	—	(9)
Contributions from partners	—	13,100	—	13,100	378	13,478
Distributions to partners	(323,860)	(635)	—	(324,495)	(8,206)	(332,701)
Reallocation of limited partners' interest	(72)	—	—	(72)	72	—
Preferred unit distributions	(5,029)	—	—	(5,029)	—	(5,029)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	15,295	—	—	15,295	—	15,295
Preferred stock redemptions	(325,000)	—	—	(325,000)	—	(325,000)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	4,543,341	—	—	4,543,341	—	4,543,341
Restricted units issued as a result of restricted stock issued by Parent Company upon Equity One merger	7,951	—	—	7,951	—	7,951
Balance at December 31, 2017	$6,698,341	10,907	(6,289)	6,702,959	30,095	6,733,054
Adjustment due to change in accounting policy (note 1)	30,889	—	12	30,901	2	30,903
Adjusted balance at January 1, 2018	6,729,230	10,907	(6,277)	6,733,860	30,097	6,763,957
Net income	249,127	525	—	249,652	2,673	252,325
Other comprehensive income
Other comprehensive income before reclassifications	—	—	36	36	271	307
Amounts reclassified from accumulated other comprehensive income	—	11	5,314	5,325	17	5,342
Deferred compensation plan, net	(13)	—	—	(13)	—	(13)
Contributions from partners	—	—	—	—	13,000	13,000
Distributions to partners	(377,311)	(777)	—	(378,088)	(4,526)	(382,614)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	16,745	—	—	16,745	—	16,745
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(213,851)	—	—	(213,851)	—	(213,851)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	(5,030)	—	—	(5,030)	—	(5,030)
Balance at December 31, 2018	$6,398,897	10,666	(927)	6,408,636	41,532	6,450,168

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2018	$6,398,897	10,666	(927)	6,408,636	41,532	6,450,168
Net income	239,430	634	—	240,064	3,194	243,258
Other comprehensive income
Other comprehensive income before reclassifications	—	(31)	(14,388)	(14,419)	(851)	(15,270)
Amounts reclassified from accumulated other comprehensive income	—	12	3,318	3,330	(61)	3,269
Deferred compensation plan, net	—	—	—	—	—	—
Contributions from partners	—	—	—	—	2,151	2,151
Issuance of exchangeable operating partnership units	—	25,870	—	25,870	—	25,870
Distributions to partners	(392,027)	(1,051)	—	(393,078)	(5,518)	(398,596)
Reallocation of limited partners' interest	(66)	—	—	(66)	66	—
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	16,254	—	—	16,254	—	16,254
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(32,778)	—	—	(32,778)	—	(32,778)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	(4,365)	—	—	(4,365)	—	(4,365)
Balance at December 31, 2019	$6,225,345	36,100	(11,997)	6,249,448	40,513	6,289,961

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2019, 2018, and 2017

(in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$243,258	252,325	178,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	374,283	359,688	334,201
Amortization of deferred loan costs and debt premiums	11,170	10,476	9,509
(Accretion) and amortization of above and below market lease intangibles, net	(43,867)	(33,330)	(23,144)
Stock-based compensation, net of capitalization	14,339	13,635	20,549
Equity in income of investments in real estate partnerships	(60,956)	(42,974)	(43,341)
Gain on sale of real estate, net of tax	(24,242)	(28,343)	(27,432)
Provision for impairment, net of tax	54,174	38,437	—
Early extinguishment of debt	11,982	11,172	12,449
Deferred income tax benefit of taxable REIT subsidiary	—	—	(9,737)
Distribution of earnings from investments in real estate partnerships	56,297	54,266	53,502
Settlement of derivative instrument	(6,870)	—	76
Deferred compensation expense	5,169	(1,085)	3,844
Realized and unrealized gain on investments	(5,433)	1,177	(3,837)
Changes in assets and liabilities:
Tenant and other receivables	(4,690)	(26,374)	(26,081)
Deferred leasing costs	(6,777)	(8,366)	(14,448)
Other assets	(1,570)	(1,410)	9,536
Accounts payable and other liabilities	4,175	(760)	(2,114)
Tenants’ security, escrow deposits and prepaid rent	829	11,793	(2,728)
Net cash provided by operating activities	621,271	610,327	469,784
Cash flows from investing activities:
Acquisition of operating real estate	(222,444)	(85,289)	(124,727)
Advance deposits paid toward the acquisition of operating real estate	(125)	—	(4,917)
Acquisition of Equity One, net of cash and restricted cash acquired of $74,507	—	—	(646,790)
Real estate development and capital improvements	(200,012)	(226,191)	(346,857)
Proceeds from sale of real estate investments	137,572	250,445	110,015
Proceeds from property insurance casualty claims	9,350	—	—
(Issuance)/Collection of notes receivable	(547)	15,648	(5,236)
Investments in real estate partnerships	(66,921)	(74,238)	(23,529)
Return of capital from investments in real estate partnerships	63,693	14,647	36,603
Dividends on investment securities	660	531	365
Acquisition of investment securities	(23,458)	(23,164)	(23,535)
Proceeds from sale of investment securities	19,539	21,587	21,378
Net cash used in investing activities	(282,693)	(106,024)	(1,007,230)

	2019	2018	2017
Cash flows from financing activities:
Net proceeds from common units issued as a result of common stock issued by Parent Company	—	—	88,458
Repurchase of common units in conjunction with tax withholdings on equity award plans	(6,204)	(6,772)	(18,649)
Proceeds from treasury units issued as a result of treasury stock sold by Parent Company	9	99	100
Common shares repurchased through share repurchase program	(32,778)	(213,851)	—
Redemption of preferred partnership units	—	—	(325,000)
Distributions to limited partners in consolidated partnerships, net	(3,367)	(4,526)	(8,139)
Distributions to partners	(391,649)	(376,755)	(323,285)
Distributions to preferred unit holders	—	—	(5,029)
Repayment of fixed rate unsecured notes	(250,000)	(150,000)	—
Proceeds from issuance of fixed rate unsecured notes, net	723,571	299,511	953,115
Proceeds from unsecured credit facilities	560,000	575,000	1,100,000
Repayment of unsecured credit facilities	(785,000)	(490,000)	(755,000)
Proceeds from notes payable	—	1,740	131,069
Repayment of notes payable	(55,680)	(113,037)	(232,839)
Scheduled principal payments	(9,442)	(9,964)	(10,162)
Payment of loan costs	(7,019)	(9,448)	(13,271)
Early redemption costs	(10,647)	(10,491)	(12,420)
Net cash (used in) provided by financing activities	(268,206)	(508,494)	568,948
Net increase (decrease) in cash and cash equivalents and restricted cash	70,372	(4,191)	31,502
Cash, cash equivalents, and restricted cash at beginning of the year	45,190	49,381	17,879
Cash, cash equivalents, and restricted cash at end of the year	$115,562	45,190	49,381
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,192, $7,020, and $7,946 in 2019, 2018, and 2017, respectively)	$136,139	136,645	109,956
Cash paid (received) for income taxes, net of refunds	$1,225	5,455	(269)
Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for partnership units exchanged	$25,870	—	13,100
Mortgage loans for the acquisition of real estate	$26,152	9,700	27,000
Change in fair value of securities available-for-sale	$660	(206)	(8)
Change in accrued capital expenditures	$10,704	—	—
Common stock issued by Parent Company for dividend reinvestment plan	$1,429	1,333	1,210
Stock-based compensation capitalized	$2,325	3,509	3,210
Contributions from limited partners in consolidated partnerships, net	$66	13,000	186
Common stock issued for dividend reinvestment in trust	$987	841	557
Contribution of stock awards into trust	$2,582	1,314	1,372
Distribution of stock held in trust	$197	524	677
Equity One Merger:
Notes payable assumed in Equity One merger, at fair value	$—	—	757,399
Common stock exchanged for Equity One shares	$—	—	4,471,808

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

1.	Summary of Significant Accounting Policies
(a)	Organization and Principles of Consolidation

General

Regency Centers Corporation (the “Parent Company”) began its operations as a REIT in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company primarily engages in the ownership, management, leasing, acquisition, development and redevelopment of shopping centers through the Operating Partnership, has no other assets other than through its investment in the Operating Partnership, and its only liabilities are $500 million of unsecured public and private placement notes, which are co-issued and guaranteed by the Operating Partnership. The Parent Company guarantees all of the unsecured debt of the Operating Partnership.

As of  December 31, 2019, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the “Company” or “Regency”) owned 303 properties and held partial interests in an additional 116 properties through unconsolidated Investments in real estate partnerships (also referred to as “joint ventures” or “co-investment partnerships”).

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

The Company consolidates properties that are wholly owned or properties where it owns less than 100%, but which it has control over the activities most important to the overall success of the partnership. Control is determined using an evaluation based on accounting standards related to the consolidation of VIEs and voting interest entities. For joint ventures that are determined to be a VIE, the Company consolidates the entity where it is deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

Ownership of the Parent Company

The Parent Company has a single class of common stock outstanding.

Ownership of the Operating Partnership

The Operating Partnership's capital includes general and limited common Partnership Units. As of December 31, 2019, the Parent Company owned approximately 99.6%, or 167,571,218, of the 168,317,651 outstanding common Partnership Units of the Operating Partnership, with the remaining limited common Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company's only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

Real Estate Partnerships

Regency has a partial ownership interest in 127 properties through partnerships, of which 11 are consolidated. Regency's partners include institutional investors, other real estate developers and/or operators. Regency has a variable interest in these entities through its equity interests. As managing member, Regency maintains the books and records and typically provides leasing and property management to the partnerships. The Partners’ level of involvement in these partnerships varies from protective decisions (debt, bankruptcy, selling primary asset(s) of business) to involvement in approving leases, operating budgets, and capital budgets. The assets of these partnerships are restricted to the use of the partnerships and cannot be used by general creditors of the Company. And similarly, the obligations of these partnerships can only be settled by the assets of these partnerships or additional contributions by the partners.

•

Those partnerships for which the Partners are involved in the day to day decisions and do not have any other aspects that would cause them to be considered VIEs, are evaluated for consolidation using the voting interest model.

o	Those partnerships in which Regency has a controlling financial interest are consolidated and the limited partners’ ownership interest and share of net income is recorded as noncontrolling interest.
o

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

December 31, 2019

The majority of the operations of the VIEs are funded with cash flows generated by the properties, or in the case of developments, with capital contributions or third party construction loans.

The major classes of assets, liabilities, and noncontrolling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	December 31, 2019	December 31, 2018
Assets
Net real estate investments	$325,464	112,085
Cash, cash equivalents, and restricted cash	57,269	7,309
Liabilities
Notes payable	17,740	18,432
Equity
Limited partners’ interests in consolidated partnerships	30,655	30,280

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

(b)	Revenues and Tenant Receivable

Leasing Income and Tenant Receivables

The Company leases space to tenants under agreements with varying terms that generally provide for fixed payments of base rent, with designated increases over the term of the lease.  Some of the lease agreements contain provisions that provide for additional rents based on tenants' sales volume (“percentage rent”).  Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements.  Additionally, most lease agreements contain provisions for reimbursement of the tenants' share of actual real estate taxes, insurance and common area maintenance (“CAM”) costs (collectively “Recoverable Costs”) incurred.

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

On January 1, 2019, the Company adopted the new accounting guidance in Accounting Standards Codification (“ASC”) Topic 842, Leases, including all related Accounting Standard Updates (“ASU”).  The Company elected to use the alternative modified retrospective transition method provided in ASU 2018-11 (the “effective date method”).  Under this method, the effective date of January 1, 2019 is the date of initial application.  In connection with the adoption of Topic 842, the Company elected a package of practical expedients, transition options, and accounting policy elections as follows:

•

Package of practical expedients is applied to all leases, allowing the Company not to reassess (i) whether expired or existing contracts contain leases under the new definition of a lease, (ii) lease classification for expired or existing leases, and (iii) whether previously capitalized initial direct costs would qualify for capitalization under Topic 842;

•

For land easements, the Company elected not to assess at transition whether any expired or existing land easements are, or contain, leases if they were not previously accounted for as leases under the previous lease accounting standard (Topic 840);

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

The Company's existing leases were not re-evaluated and continue to be classified as operating leases, as per the practical expedient package elected above.  New and modified leases will now require evaluation of specific classification criteria, which, based on the customary terms of the Company's leases, should continue to be classified as operating leases.  However, certain longer-term leases (both lessee and lessor leases) may be classified as direct financing or sales type leases, which may result in selling profit and an accelerated pattern of earnings recognition.  At December 31, 2019, all of the Company’s leases were classified as operating leases.

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

Lease income for operating leases with fixed payment terms is recognized on a straight-line basis over the expected term of the lease for all leases for which collectibility is considered probable at the commencement date.  At lease commencement,

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

the Company generally expects that collectibility is probable due to the Company’s credit checks on tenants and other creditworthiness analysis undertaken before entering into a new lease; therefore, income from most operating leases is initially recognized on a straight-line basis.  For operating leases in which collectibility of Lease income is not considered probable, Lease income is recognized on a cash basis and all previously recognized uncollectible Lease income is reversed in the period in which the Lease income is determined not to be probable of collection.  In addition to the lease-specific collectibility assessment performed under Topic 842, the Company also recognizes a general reserve, as a reduction to Lease income, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical collection experience.

The following table represents the components of Tenant and other receivables in the accompanying Consolidated Balance Sheets:

	December 31,
(in thousands)	2019	2018
Billed tenant receivables	$24,906	25,590
Accrued CAM, insurance and tax reimbursements	10,620	25,305
Other receivables	26,724	30,953
Straight-line rent receivables	107,087	105,677
Less: allowance for doubtful accounts (1)	—	(10,100)
Less: straight-line rent reserves (1)	—	(5,066)
Total tenant and other receivables, net	$169,337	172,359
(1)

Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income and the related receivable.  Prior to 2019, uncollectible lease income was recorded as Provision for doubtful accounts included in Other operating expenses.

The Company estimates the collectibility of the accounts receivable related to base rents, straight-line rents, expense reimbursements, and other revenue taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms. Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income.  Prior to 2019, uncollectible lease income was recorded as Provision for doubtful accounts included in Other operating expenses and Provision for straight line rent reserve included as a charge to Lease income.  The Company recorded the following provisions for doubtful accounts:

	Year ended December 31,
(in thousands)	2018	2017
Gross provision for doubtful accounts	4,993	3,992
Provision for straight line rent reserve	1,741	1,129

Real Estate Sales

On January 1, 2018, the Company adopted the new accounting guidance for sales of nonfinancial assets (“Subtopic 610-20”). Beginning January 1, 2018, the Company derecognizes real estate and recognizes a gain or loss on sales of real estate when a contract exists and control of the property has transferred to the buyer. Control of the property, including controlling financial interest, is generally considered to transfer upon closing through transfer of the legal title and possession of the property. Any retained noncontrolling interest is measured at fair value. This change in accounting policy resulted in the recognition, through opening retained earnings on January 1, 2018, of $30.9 million of previously deferred gains from property sales to the Company's Investments in real estate partnerships.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

Management Services

On January 1, 2018, the Company adopted the new accounting guidance for revenue recognition (Topic 606 Revenue from Contracts with Customers, “Topic 606”) using a modified retrospective approach and applied the transition practical expedients allowed by the standard.

Subsequent to the adoption of Topic 606, the Company recognizes revenue when or as control of the promised services are transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The following is a description of the Company's revenue from contracts with customers within the scope of Topic 606.

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

Several of the Company’s partnership agreements provide for incentive payments, generally referred to as “promotes” or “earnouts,” to Regency for appreciation in property values in Regency's capacity as manager. The terms of these promotes are based on appreciation in real estate value over designated time intervals. The Company evaluates its expected promote payout at each reporting period, which generally does not result in revenue recognition until the measurement period has completed, when the amount can be reasonably determined and the amount is not probable of significant reversal. The Company did not recognize any promote revenue during the years ended December 31, 2019, 2018, or 2017.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

All income from management service contracts is included within Management, transaction and other fees on the Consolidated Statements of Operations.  Additionally, Other property income, which includes incidental income from the properties, is generally recognized at the point in time that the performance obligation is met.  The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts recognized are as follows:

		Year ended December 31,
(in thousands)	Timing of satisfaction of performance obligations	2019	2018	2017
Other property income	Point in time	$9,201	8,711	7,982
Management, transaction, and other fees:
Property management services	Over time	14,744	14,663	13,917
Asset management services	Over time	7,135	7,213	7,090
Leasing services	Point in time	3,692	4,044	3,573
Other transaction fees	Point in time	4,065	2,574	1,578
Total management, transaction, and other fees		$29,636	28,494	26,158

The accounts receivable for management services, which is included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $11.6 million and $12.5 million, as of December 31, 2019 and 2018.

(c)	Real Estate Investments

The following table details the components of Real estate assets in the Consolidated Balance Sheets:

(in thousands)	December 31, 2019	December 31, 2018
Land	$4,288,695	$4,205,445
Land improvements	607,624	613,847
Buildings	5,101,061	5,088,102
Building and tenant improvements	946,034	901,596
Construction in progress	151,880	54,172
Total real estate assets	$11,095,294	10,863,162

Capitalization and Depreciation

Maintenance and repairs that do not improve or extend the useful lives of the respective assets are recorded in operating and maintenance expense.

As part of the leasing process, the Company may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the remaining lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of Lease income. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease.

Depreciation is computed using the straight-line method over estimated useful lives of approximately 15 years for land improvements, 40 years for buildings and improvements, and the shorter of the useful life or the remaining lease term subject to a maximum of 10 years for tenant improvements, and three to seven years for furniture and equipment.

Development and Redevelopment Costs

Land, buildings, and improvements are recorded at cost. All specifically identifiable costs related to development and redevelopment activities are capitalized into Real estate assets in the accompanying Consolidated Balance Sheets, and are included in Construction in progress within the above table. The capitalized costs include pre-development costs essential to the development or redevelopment of the property, development / redevelopment costs, construction costs, interest costs, real estate taxes, and allocated direct employee costs incurred during the period of development or redevelopment. Interest

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

costs are capitalized into each development and redevelopment project based upon applying the Company's weighted average borrowing rate to that portion of the actual development or redevelopment costs expended. The Company discontinues interest and real estate tax capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would the Company capitalize interest on the project beyond 12 months after substantial completion of the building shell.

Pre-development costs represent the costs the Company incurs prior to land acquisition or pursuing a redevelopment including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing or redeveloping a shopping center. As of December 31, 2019 and 2018, the Company had nonrefundable deposits and other pre development costs of approximately $17.7 million and $10.6 million, respectively. If the Company determines that the development or redevelopment of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed. During the years ended December 31, 2019, 2018, and 2017, the Company expensed pre-development costs of approximately $2.5 million, $1.9 million, and $1.5 million, respectively, in Other operating expenses in the accompanying Consolidated Statements of Operations.

Acquisitions

Through June 30, 2017, the Company and its real estate partnerships accounted for operating property acquisitions as business combinations using the acquisition method. Effective July 1, 2017, upon the adoption of Accounting Standards Update (“ASU”) 2017-01: Business Combinations (Topic 805) - Clarifying the Definition of a Business, operating property acquisitions are generally considered asset acquisitions. The Company expenses transaction costs associated with business combinations in the period incurred and capitalizes transaction costs associated with asset acquisitions. Both business combinations and asset acquisitions require that the Company recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the operating property acquired (“acquiree”).

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

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, including below-market renewal options, if applicable. The value of above-market leases is amortized as a reduction of Lease income over the remaining terms of the respective leases and the value of below-market leases is accreted to Lease income over the remaining terms of the respective leases, including below-market renewal options, if applicable. The Company does not assign value to customer relationship intangibles if it has pre-existing business relationships with the major retailers at the acquired property since they do not provide incremental value over the Company's existing relationships.

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

Impairment

We evaluate whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. For those properties with such indicators, management evaluates recoverability of the property's carrying amount. Through the evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, expected leasing activity, costs of tenant improvements, leasing commissions, anticipated hold period, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and could differ materially from actual results. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value. If such indicators are not identified, management will not assess the recoverability of a property's carrying value. If a property previously classified as held and used is changed to held for sale, the Company estimates fair value, less expected costs to sell, which could cause the Company to determine that the property is impaired.

The fair value of real estate assets is subjective and is determined through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the discounted cash flow approach. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors, and therefore is subject to management judgment and changes in those factors could impact the determination of fair value. In estimating the fair value of undeveloped land, the Company generally uses market data and comparable sales information.

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

Tax Basis

The net book basis of the Company's real estate assets exceeds the net tax basis by approximately $2.8 billion at both December 31, 2019 and 2018, primarily due to the tax free merger with Equity One and inheriting lower carryover tax basis.
(d)	Cash, Cash Equivalents, and Restricted Cash

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. As of December 31, 2019 and 2018, $2.5 million and $2.7 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.
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

December 31, 2019

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

Deferred leasing costs consist of costs associated with leasing the Company's shopping centers, and are presented net of accumulated amortization. Such costs are amortized over the period through lease expiration. If the lease is terminated early, the remaining leasing costs are written off.

The adoption of Topic 842 on January 1, 2019 changed the treatment of leasing costs, such that non-contingent internal leasing and legal costs associated with leasing activities can no longer be capitalized.  The Company, as a lessor, may only defer as initial direct costs the incremental costs of a tenant’s operating lease that would not have been incurred if the lease had not been obtained.  These costs generally consist of third party broker payments.

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

December 31, 2019

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

The Parent Company believes it qualifies, and intends to continue to qualify, as a REIT under the Code. As a REIT, the Parent Company will generally not be subject to federal income tax, provided that distributions to its stockholders are at least equal to REIT taxable income. Each wholly-owned corporate subsidiary of the Operating Partnership has elected to be a TRS as defined in Section 856(l) of the Code. The TRS's are subject to federal and state income taxes and file separate tax returns. As a pass through entity, the Operating Partnership generally does not pay taxes, but its taxable income or loss is reported by its partners, of which the Parent Company, as general partner and approximately 99.6% owner, is allocated its Pro-rata share of tax attributes.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

(i)	Lease Obligations

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

Upon the adoption of Topic 842, the Company recognized Lease liabilities on its Consolidated Balance Sheets for its ground and office leases of $225.4 million at January 1, 2019, and corresponding Right of use assets of $297.8 million, net of or including the opening balance for straight-line rent and above / below market ground lease intangibles related to these same ground and office leases.  A key input in estimating the Lease liabilities and resulting Right of use assets is establishing the discount rate in the lease, which since the rates implicit in the lease contracts are not readily determinable, requires additional inputs for the longer-term ground leases, including market-based interest rates that correspond with the remaining term of the lease, the Company's credit spread, and a securitization adjustment necessary to reflect the collateralized payment terms present in the lease.  This discount rate is applied to the remaining unpaid minimum rental payments for each lease to measure the operating lease liabilities.

The ground and office lease expenses continue to be recognized on a straight-line basis over the term of the leases, including management's estimate of expected option renewal periods.  For ground leases, the Company generally assumes it will exercise options through the latest option date of that shopping center's anchor tenant lease.
(j)	Earnings per Share and Unit

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
(k)	Stock-Based Compensation

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
(l)	Segment Reporting

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

December 31, 2019

for each property on an individual basis; therefore, the Company defines an operating segment as its individual properties. The individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance.
(m)	Business Concentration

Grocer anchor tenants represent approximately 23% of Pro-rata annual base rent. No single tenant accounts for 5% or more of revenue and none of the shopping centers are located outside the United States.
(n)	Fair Value of Assets and Liabilities

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
(o)	Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, including amounts in Lease income and Other property income in the accompanying Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

(p)	Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements and expected impact on our financial statements:
Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
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

See the updated Leases accounting policy disclosed in Note 1 and the added Leases disclosures in Note 7.

January 2019

The Company has completed its evaluation and adoption of this standard, as discussed in Note 1.  The Company utilized the alternative modified retrospective transition method provided in ASU 2018-11 (the “effective date method”), under which the effective date of January 1, 2019, is also the date of initial application.

See the updated Leases accounting policy disclosed in Note 1 and the added disclosures in Note 7, Leases.

Beyond the policy, presentation and disclosure changes discussed, the following changes had direct impact to Net Income from the adoptions of Topic 842:

Capitalization of indirect internal non-contingent lease costs and legal leasing costs are no longer permitted upon the adoption of this standard, which is resulting in an increase to Total operating expenses in the Consolidated Statements of Operations.

Previous capitalization of internal leasing costs was $6.5 million and $10.4 million during the years ended December 31, 2018 and 2017, respectively.

Previous capitalization of internal legal costs was $1.6 million and $1.2 million during the years ended December 31, 2018 and 2017, respectively, including our pro rata share recognized through Equity in income of investments in real estate partnerships.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Not yet adopted:

ASU 2016-13, June 2016, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

This ASU also applies to how the Company evaluates impairments of any available-for-sale debt securities and any lease receivables arising from leases classified as sales-type or direct finance leases.

January 2020

The Company has evaluated this ASU and, based on the nature of financial instruments within scope of the standard, has determined that the impact of adoption is limited to recognizing impairments of available-for-sale debt securities in earnings.  The Company’s available-for-sale debt securities have a fair value of $10.8 million at December 31, 2019, as seen in note 11.  Additional disclosures, if material, are also required.

ASU 2018-19, November 2018: Codification Improvements to Topic 326, Financial Instruments - Credit Losses

This ASU clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20.  Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases.

January 2020

The adoption of this ASU will not have a material impact on the Company’s financial statements and related disclosures.

See Leases section of Note 1 for disclosure of collectibility policy over lease receivables from operating leases.

ASU 2018-13, August 2018: Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

This ASU modifies the disclosure requirements for fair value measurements within the scope of Topic 820, Fair Value Measurements, including the removal and modification of certain existing disclosures, and the additional of new disclosures for certain types of fair value measurements.

January 2020

The Company has evaluated the impact of adopting this new accounting standard, whose impact is limited to fair value measurement disclosures.  Based on the nature of the Company’s fair value measurements and disclosure requirements, the adoption of this standard is not expected to have an impact on the Company’s financial statements or related disclosures.

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

January 2020

The Company has evaluated the accounting standard, which is consistent with existing practice, and therefore it will not have a material impact on the Company’s financial statements and related disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

2.	Real Estate Investments

Acquisitions

The following tables detail the shopping centers acquired or land acquired for development or redevelopment:

(in thousands)		December 31, 2019
Date Purchased	Property Name	City/State	Property Type	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/8/2019	Pablo Plaza (1)	Jacksonville, FL	Operating	$600	—	—	—
2/8/2019	Melrose Market	Seattle, WA	Operating	15,515	—	941	358
6/18/2019	The Field at Commonwealth Ph II (2)	Chantilly, VA	Development	4,083	—	—	—
6/21/2019	Culver Public Market	Culver City, CA	Development	1,279	—	—	—
6/28/2019	6401 Roosevelt	Seattle, WA	Operating	3,550	—	—	—
7/1/2019	The Pruneyard	Campbell, CA	Operating	212,500	—	16,991	5,833
9/17/2019	Circle Marina Center	Long Beach, CA	Operating	50,000	—	3,717	962
Total property acquisitions				$287,527	—	21,649	7,153
(1)	The Company purchased a land parcel adjacent to the Company’s existing operating Pablo Plaza for redevelopment.
(2)	The Company purchased The Field at Commonwealth Ph II, which is land adjacent to an existing operating property, for future development.

(in thousands)		December 31, 2018
Date Purchased	Property Name	City/State	Property Type	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
01/10/18	Hewlett Crossing I & II	Hewlett, NY	Operating	$30,900	9,700	3,114	1,868
04/03/18	Rivertowns Square	Dobbs Ferry, NY	Operating	68,933	—	4,993	5,554
12/14/18	Pablo Plaza (1)	Jacksonville, FL	Operating	1,310	—	—	—
12/27/18	The Village at Hunter's Lake	Tampa, FL	Development	1,812	—	—	—
12/31/18	Carytown Exchange (2)	Richmond, VA	Development	13,284	—	264	—
Total property acquisitions				$116,239	9,700	8,371	7,422
(1)	The Company purchased a 5,000 square foot building adjacent to the Company's existing operating Pablo Plaza for redevelopment.
(2)

The Company closed on the Carytown Exchange development, with a partner contributing land valued at $13 million which is recorded within Limited partners' interest in consolidated partnerships in the accompanying Consolidated Balance Sheets.

Equity One Merger

General

On March 1, 2017, Regency completed its merger with Equity One, a NYSE listed shopping center company, whereby Equity One merged with and into Regency, with Regency continuing as the surviving public company. Under the terms of the Merger Agreement, each Equity One stockholder received 0.45 of a newly issued share of Regency common stock for each share of Equity One common stock owned immediately prior to the effective time of the merger resulting in approximately 65.5 million Regency common shares being issued to effect the merger, with a total purchase price of $5.2 billion.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

The Company incurred $80.7 million of merger-related transaction costs during the year ended December 31, 2017, which is recorded in Other operating expenses in the accompanying Consolidated Statements of Operations.

Pro forma Information (unaudited)

The following unaudited pro forma financial data includes the incremental revenues, operating expenses, depreciation and amortization, and costs of the Equity One acquisition as if it had occurred on January 1, 2016:

(in thousands, except per share data)	Year ended December 31, 2017
Total revenues	$1,052,221
Income from operations (1)	281,393
Net income attributable to common stockholders (1)	262,270
Income per common share - basic	1.54
Income per common share - diluted	1.54
(1)	The pro forma earnings for the year ended December 31, 2017, were adjusted to exclude $103.6 million of merger costs, as if they had occurred during 2016.

The pro forma financial data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor does it purport to represent the results of operations for future periods.
3.	Property Dispositions

Dispositions

The following table provides a summary of consolidated shopping centers and land parcels disposed of during the periods set forth below:

	Year ended December 31,
(in thousands, except number sold data)	2019	2018	2017
Net proceeds from sale of real estate investments	$137,572	250,445	110,015
Gain on sale of real estate, net of tax	$24,242	28,343	27,432
Provision for impairment of real estate sold	$1,836	31,041	—
Number of operating properties sold	7	10	6
Number of land parcels sold	6	9	9

At December 31, 2019, the Company also had one property classified as Properties held for sale on the Consolidated Balance Sheets, which sold in January 2020.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

4.	Investments in Real Estate Partnerships

The Company invests in real estate partnerships, which consist of the following:

	December 31, 2019
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	The Company's Share of Net Income of the Partnership	Net Income of the Partnership
GRI - Regency, LLC (GRIR)	40.00%	68	$187,597	1,612,459	43,536	96,721
New York Common Retirement Fund (NYC) (1)	30.00%	6	41,422	260,512	(9,967)	(5,832)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7	9,201	139,253	1,626	8,406
Columbia Regency Partners II, LLC (Columbia II)	20.00%	13	39,453	385,960	1,748	8,742
Cameron Village, LLC (Cameron)	30.00%	1	10,641	96,101	1,062	3,572
RegCal, LLC (RegCal)	25.00%	6	26,417	109,226	3,796	16,276
US Regency Retail I, LLC (USAA) (2)	20.01%	7	—	87,231	1,028	5,137
Other investments in real estate partnerships (3)	18.38% - 50.00%	8	154,791	468,142	18,127	38,182
Total investments in real estate partnerships		116	$469,522	3,158,884	60,956	171,204
(1)	During the third quarter of 2019, a $10.9 million impairment of real estate was recognized within the NYC partnership from changes in the expected hold periods of various properties.
(2)

The USAA partnership has distributed proceeds from debt refinancing and real estate sales in excess of Regency’s carrying value of its investment resulting in a negative investment balance of $3.9 million, which is recorded within Accounts Payable and other liabilities in the Consolidated Balance Sheets.

(3)

Includes our investment in the Town and Country shopping center, which began with an initial 9.38% ownership percent in 2018, with an additional 9.0% interest acquired during 2019.  In January 2020, we purchased our remaining 16.62% interest, bringing our total ownership interest to 35%.

	December 31, 2018
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	The Company's Share of Net Income of the Partnership	Net Income of the Partnership
GRI - Regency, LLC (GRIR)	40.00%	70	$189,381	1,646,448	29,614	74,139
New York Common Retirement Fund (NYC)	30.00%	6	54,250	277,626	490	2,239
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7	13,625	141,807	1,311	6,650
Columbia Regency Partners II, LLC (Columbia II)	20.00%	13	38,110	377,121	4,673	23,367
Cameron Village, LLC (Cameron)	30.00%	1	11,169	98,633	943	3,177
RegCal, LLC (RegCal)	25.00%	7	31,235	139,844	1,542	6,167
US Regency Retail I, LLC (USAA) (1)	20.01%	7	—	89,524	937	4,685
Other investments in real estate partnerships	9.38% - 50.00%	9	125,231	456,828	3,464	8,661
Total investments in real estate partnerships		120	$463,001	3,227,831	42,974	129,085
(1)

The USAA partnership has distributed proceeds from debt refinancing and real estate sales in excess of Regency’s carrying value of its investment resulting in a negative investment balance, which is recorded within Accounts Payable and other liabilities in the Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

The summarized balance sheet information for the investments in real estate partnerships, on a combined basis, is as follows:

	December 31,
(in thousands)	2019	2018
Investments in real estate, net	$2,917,415	3,001,481
Acquired lease intangible assets, net	40,549	57,053
Other assets	200,920	169,297
Total assets	$3,158,884	3,227,831
Notes payable	$1,577,467	1,609,647
Acquired lease intangible liabilities, net	44,387	49,501
Other liabilities	96,388	90,577
Capital - Regency	508,875	498,852
Capital - Third parties	931,767	979,254
Total liabilities and capital	$3,158,884	3,227,831

The following table reconciles the Company's capital recorded by the unconsolidated partnerships to the Company's investments in real estate partnerships reported in the accompanying Consolidated Balance Sheet:

	December 31,
(in thousands)	2019	2018
Capital - Regency	$508,875	498,852
Basis difference	(43,296)	(39,364)
Negative investment in USAA (1)	3,943	3,513
Investments in real estate partnerships	$469,522	463,001
(1)

The USAA partnership has distributed proceeds from debt refinancing and real estate sales in excess of Regency's carrying value of its investment resulting in a negative investment balance, which is recorded within Accounts payable and other liabilities in the Consolidated Balance Sheets.

The revenues and expenses for the investments in real estate partnerships, on a combined basis, are summarized as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Total revenues	$417,053	414,631	396,596
Operating expenses:
Depreciation and amortization	97,844	99,847	99,327
Operating and maintenance	65,811	66,299	58,283
General and administrative	6,201	5,697	5,582
Real estate taxes	53,410	54,119	49,904
Other operating expenses	2,709	2,700	4,574
Total operating expenses	$225,975	228,662	217,670
Other expense (income):
Interest expense, net	75,449	73,508	73,244
Gain on sale of real estate	(64,798)	(16,624)	(34,276)
Provision for impairment, net of tax	9,223	—	—
Total other expense (income)	19,874	56,884	38,968
Net income of the Partnerships	$171,204	129,085	139,958
The Company's share of net income of the Partnerships	$60,956	42,974	43,341

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

Acquisitions

The following table provides a summary of shopping centers and land parcels acquired through our unconsolidated real estate partnerships, which had no such acquisitions in 2019:

(in thousands)		Year ended December 31, 2018
Date Purchased	Property Name	City/State	Property Type	Co-investment Partner	Ownership %	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
01/02/18	Ballard Blocks I	Seattle, WA	Operating	Other	49.90%	$54,500	—	3,668	2,350
01/02/18	Ballard Blocks II	Seattle, WA	Development	Other	49.90%	4,000	—	—	—
01/05/18	The District at Metuchen	Metuchen, NJ	Operating	Columbia II	20.00%	33,830	—	3,147	1,905
05/18/18	Crossroads Commons II	Boulder, CO	Operating	Columbia I	20.00%	10,500	—	447	769
09/07/18	Ridgewood Shopping Center	Raleigh, NC	Operating	Columbia II	20.00%	45,800	10,233	3,372	2,278
12/17/18	Shoppes at Bartram Park	Jacksonville, FL	Operating (1)	Other	50.00%	984	—	—	—
12/14/18	Town and Country Center	Los Angeles, CA	Operating	Other	9.38%	197,248	90,000	3,255	5,650
Total property acquisitions						$346,862	100,233	13,889	12,952
(1)	Land parcels purchased as additions to the existing operating property.

Dispositions

The following table provides a summary of shopping centers and land parcels disposed of through our unconsolidated real estate partnerships:

	Year ended December 31,
(in thousands)	2019	2018	2017
Proceeds from sale of real estate investments	$142,754	27,144	73,122
Gain on sale of real estate	$64,798	16,624	34,276
The Company's share of gain on sale of real estate	$29,422	3,608	6,591
Number of operating properties sold	4	1	3
Number of land out-parcels sold	—	2	1

Notes Payable

Scheduled principal repayments on notes payable held by our unconsolidated investments in real estate partnerships as of December 31, 2019 were as follows:

(in thousands) Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2020	$17,043	338,608	—	355,651	115,953
2021	11,048	269,942	19,635	300,625	104,375
2022	7,811	170,702	—	178,513	68,417
2023	2,989	171,608	—	174,597	65,096
2024	1,513	33,690	—	35,203	14,160
Beyond 5 Years	6,555	534,233	—	540,788	160,472
Net unamortized loan costs, debt premium / (discount)	—	(7,910)	—	(7,910)	(2,425)
Total notes payable	$46,959	1,510,873	19,635	1,577,467	526,048

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

These fixed and variable rate loans are all non-recourse to the partnerships, and mature through 2034, with 91.4% having a weighted average fixed interest rate of 4.48%. The remaining notes payable float over LIBOR and had a weighted average variable interest rate of 3.95% at December 31, 2019. Maturing loans will be repaid from proceeds from refinancing, partner capital contributions, or a combination thereof. The Company is obligated to contribute its Pro-rata share to fund maturities if the loans are not refinanced, and it has the capacity to do so from existing cash balances, availability on its line of credit, and operating cash flows. The Company believes that its partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, the Company would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our Pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Asset management, property management, leasing, and investment and financing services	$28,878	27,873	25,260

5.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets:

(in thousands)	December 31, 2019	December 31, 2018
Goodwill	$307,434	314,143
Investments	50,354	41,287
Prepaid and other	18,169	17,937
Derivative assets	2,987	17,482
Furniture, fixtures, and equipment, net	7,098	6,127
Deferred financing costs, net	4,687	6,851
Total other assets	$390,729	403,827

The following table presents the goodwill balances and activity during the year to date periods ended:

	December 31, 2019			December 31, 2018
(in thousands)	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$316,858	(2,715)	314,143	331,884	—	331,884
Goodwill resulting from Equity One merger	—	—	—	500	—	500
Goodwill allocated to Provision for impairment	—	(2,954)	(2,954)	—	(12,628)	(12,628)
Goodwill allocated to Properties held for sale	(2,472)	—	(2,472)	(1,159)	—	(1,159)
Goodwill associated with disposed reporting units:
Goodwill allocated to Provision for impairment	(1,779)	1,779	—	(9,913)	9,913	—
Goodwill allocated to Gain on sale of real estate	(2,219)	936	(1,283)	(4,454)	—	(4,454)
End of year balance	$310,388	(2,954)	307,434	316,858	(2,715)	314,143

During the year ended December 31, 2019, the Company recognized a $3.0 million provision for impairment of goodwill on two reporting units due to changes in the use and expected hold period of the operating properties.  During the year ended December 31, 2018, the Company recognized $12.6 million provision for impairment of goodwill on ten reporting units  that sold or were expected to sell.

As the Company identifies properties (“reporting units”) that no longer meet its investment criteria, it will evaluate the property for potential sale. A decision to sell a reporting unit results in the need to evaluate its goodwill for recoverability and may result in impairment. Additionally, other changes impacting a reporting unit may be considered a triggering event.  If events occur that trigger an impairment evaluation at multiple reporting units, a goodwill impairment may be significant.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

6.	Acquired Lease Intangibles

The Company had the following acquired lease intangibles:

	December 31,
(in thousands)	2019	2018
In-place leases	$438,188	$457,379
Above-market leases	63,944	57,294
Below-market ground leases (1)	—	92,085
Total intangible assets	$502,132	606,758
Accumulated amortization	(259,310)	(219,689)
Acquired lease intangible assets, net	$242,822	387,069
Below-market leases	558,936	$584,371
Above-market ground leases (1)	—	5,101
Total intangible liabilities	558,936	589,472
Accumulated amortization	(131,676)	(92,746)
Acquired lease intangible liabilities, net	$427,260	496,726
(1)

On January 1, 2019, the Company adopted the new accounting guidance in ASC Topic 842, Leases, including all related ASUs, and correspondingly reclassified Below-market ground leases and Above-market ground leases against the Company’s Right of use asset.

The following table provides a summary of amortization and net accretion amounts from acquired lease intangibles:

	Year ended December 31,
(in thousands)	2019	2018	2017	Line item in Consolidated Statements of Operations
In-place lease amortization	$60,250	76,649	88,284	Depreciation and amortization
Above-market lease amortization	9,112	10,433	9,443	Lease income
Below-market ground lease amortization (1)	—	1,688	1,886	Operating and maintenance
Acquired lease intangible asset amortization	$69,362	88,770	99,613

Below-market lease amortization	$54,730	45,561	34,786	Lease income
Above-market ground lease amortization (1)	—	94	136	Operating and maintenance
Acquired lease intangible liability amortization	$54,730	45,655	34,922
(1)

On January 1, 2019, the Company adopted the new accounting guidance in ASC Topic 842, Leases, including all related ASUs, and correspondingly reclassified Below-market ground leases and Above-market ground leases against the Company’s Right of use asset.

The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for the next five years are as follows:

(in thousands)
In Process Year Ending December 31,	Amortization of In-place lease intangibles	Net accretion of Above / Below market lease intangibles
2020	42,998	$37,593
2021	32,551	24,120
2022	24,928	22,228
2023	19,682	21,379
2024	15,395	19,346

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

7.	Leases

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

The following table provides a disaggregation of lease income recognized under ASC Topic 842, Leases, as either fixed or variable lease income based on the criteria specified in ASC 842:

(in thousands)	December 31, 2019
Operating lease income
Fixed and in-substance fixed lease income	$806,442
Variable lease income	247,861
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization	45,392
Uncollectible amounts in lease income	(5,394)
Total lease income	$1,094,301

Future minimum rents under non-cancelable operating leases, excluding variable lease payments, are as follows:

(in thousands)
For the year ended December 31,	December 31, 2019
2020	$775,723
2021	706,016
2022	615,224
2023	511,104
2024	411,308
Thereafter	1,500,745
Total	$4,520,120

(in thousands)
For the year ended December 31,	December 31, 2018
2019	$761,151
2020	693,848
2021	608,587
2022	516,369
2023	414,424
Thereafter	1,691,203
Total	$4,685,582

Lessee Accounting

The Company has shopping centers that are subject to non-cancelable, long-term ground leases where a third party owns the underlying land and has leased the land to the Company to construct and/or operate a shopping center.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

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

The ground and office lease expense is recognized on a straight-line basis over the term of the leases, including management's estimate of expected option renewal periods.  Operating lease expense under the Company's ground and office leases was as follows, including straight-line rent expense and variable lease expenses such as CPI increases, percentage rent and reimbursements of landlord costs:

(in thousands)	December 31, 2019
Fixed operating lease expense
Ground leases	$13,982
Office leases	4,229
Total fixed operating lease expense	18,211
Vaiable lease expense
Ground leases	1,693
Office leases	552
Total variable lease expense	2,245
Total lease expense	$20,456
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows for operating leases	$14,815

Operating lease expense under the Company's ground and office leases was $20.5 million, $19.1 million and $18.4 million for the years ended December 31, 2019, 2018, and 2017 respectively, which includes fixed and variable rent expense.

The following table summarizes the undiscounted future cash flows by year attributable to the operating lease liabilities under ground and office leases as of December 31, 2019, and provides a reconciliation to the Lease liability included in the accompanying Consolidated Balance Sheets:

(in thousands)	Lease Liabilities
For the year ended December 31,	Ground Leases	Office Leases	Total
2020	$10,697	5,152	15,849
2021	10,671	4,149	14,820
2022	10,698	3,188	13,886
2023	10,915	2,410	13,325
2024	10,964	1,939	12,903
Thereafter	553,116	4,404	557,520
Total undiscounted lease liabilities	$607,061	21,242	628,303
Present value discount	(403,237)	(2,148)	(405,385)
Lease liabilities	$203,824	19,094	222,918
Weighted average discount rate	5.2%	3.9%
Weighted average remaining term (in years)	49.2	5.5

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

The following table summarizes the future obligations under non-cancelable operating leases, excluding unexercised renewal options, as of December 31, 2018:

(in thousands)	Future Lease Obligations
For the year ended December 31,	Ground Leases	Office Leases	Total
2019	$10,672	4,405	15,077
2020	10,439	4,294	14,733
2021	10,344	3,549	13,893
2022	10,258	2,893	13,151
2023	10,369	2,189	12,558
Thereafter	461,762	5,944	467,706
Total	$513,844	23,274	537,118

8.	Income Taxes

The Company has elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code with certain of its subsidiaries treated as taxable REIT subsidiary (“TRS”) entities, which are subject to federal and state income taxes.

The following table summarizes the tax status of dividends paid on our common shares:

	Year ended December 31,
(in thousands)	2019	2018	2017
Dividend per share	$2.34	2.22	2.10
Ordinary income	97%	98%	86%
Capital gain	3%	—%	10%
Return of capital	—%	—%	4%
Qualified dividend income	—%	2%	—%
Section 199A dividend	97%	98%	—%

Our consolidated expense (benefit) for income taxes for the years ended December 31, 2019, 2018, and 2017 was as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Income tax expense (benefit):
Current	$1,576	5,667	1,168
Deferred	(331)	(5,145)	(10,815)
Total income tax expense (benefit) (1)	$1,245	522	(9,647)
(1)

Includes $757,000, $706,000 and $90,000 of tax expense presented within Other operating expenses during the years ended December 31, 2019, 2018, and 2017, respectively. Additionally, $488,000 and ($184,000) of tax expense (benefit) is presented within Gain on sale of real estate (or Provision for impairment), net of tax, during the years ended December 31, 2019 and 2018, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

The TRS entities are subject to federal and state income taxes and file separate tax returns. Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income of the TRS entities, as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Computed expected tax expense (benefit)	$1,587	(584)	1,190
State income tax, net of federal benefit	650	636	108
Valuation allowance	(91)	(392)	(1,512)
Tax rate change	—	—	(9,737)
Permanent items	(819)	1,067	—
All other items	(82)	(205)	304
Total income tax expense (benefit) (1)	1,245	522	(9,647)
Income tax expense (benefit) attributable to operations (1)	$1,245	522	(9,647)
(1)

Includes $757,000, $706,000, and $90,000 of tax expense presented within Other operating expenses during the years ended December 31, 2019, 2018, and 2017, respectively. Additionally, $488,000 and ($184,000) of tax expense (benefit) is presented within Gain on sale of real estate (or Provision for impairment), net of tax, during the years ended December 31, 2019 and 2018, respectively.

The tax effects of temporary differences (included in Accounts payable and other liabilities in the accompanying Consolidated Balance Sheets) are summarized as follows:

	December 31,
(in thousands)	2019	2018
Deferred tax assets
Provision for impairment	$—	3,785
Deferred interest expense	1,341	2,617
Capitalized costs under Section 263A	—	713
Net operating loss carryforward	106	166
Other	88	2,123
Deferred tax assets	1,535	9,404
Valuation allowance	(680)	(7,907)
Deferred tax assets, net	$855	1,497
Deferred tax liabilities
Straight line rent	$(100)	(565)
Fixed assets	(14,404)	(14,829)
Deferred tax liabilities	(14,504)	(15,394)
Net deferred tax liabilities	$(13,649)	(13,897)

The net deferred tax liability decreased during 2019 primarily due to the depreciation of property at TRS entities. Also, during 2019, the Company converted one of its TRS entities to a REIT which resulted in the reversal of that entities’ deferred tax assets, liabilities, and valuation allowance.  The Company believes it is more likely than not that a portion of the remaining deferred tax assets, which primarily consist of net operating losses and deferred interest expense, will not be realized unless tax planning strategies are implemented.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

9.	Notes Payable and Unsecured Credit Facilities

The Company’s outstanding debt consists of the following:

	Maturing Through	Weighted Average Contractual Rate	Weighted Average Effective Rate	December 31,
(in thousands)				2019	2018
Notes payable:
Fixed rate mortgage loans	10/1/2036	4.4%	4.0%	$342,020	$403,306
Variable rate mortgage loans (1)	6/2/2027	3.2%	3.3%	148,389	127,850
Fixed rate unsecured public and private debt	3/15/2049	3.9%	4.1%	2,944,752	2,475,322
Total notes payable				$3,435,161	3,006,478
Unsecured credit facilities:
Line of Credit (2)	3/23/2022	2.7%	2.9%	$220,000	$145,000
Term Loans	1/5/2022	2.0%	2.1%	264,383	563,734
Total unsecured credit facilities				$484,383	708,734
Total debt outstanding				$3,919,544	3,715,212
(1)

Includes six mortgages, whose interest varies on LIBOR based formulas. Four of these variable rate loans have interest rate swaps in place to fix the interest rates at a range of 2.5% to 4.1%.  The weighted average contractual and effective rates above are based on the rates with the interest rate swaps.

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

The Company is required to comply with certain financial covenants for its unsecured public debt as defined in the indenture agreements such as the following ratios: Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of December 31, 2019, management of the Company believes it is in compliance with all financial covenants for its unsecured public debt.

Unsecured Credit Facilities

The Company has an unsecured line of credit commitment (the “Line”) and an unsecured term loan (the “Term Loan”) under separate credit agreements with a syndicate of banks.

The Line has a borrowing capacity of $1.25 billion, which is reduced by the balance of outstanding borrowings and commitments under outstanding letters of credit. The Line bears interest at a variable rate of LIBOR plus 0.875% and is subject to a commitment fee of 0.15%, both of which are based on the Company's corporate credit rating.

The Term Loan bears interest at a variable rate based on LIBOR plus 0.95% and has an interest rate swap in place to fix the interest rate at 2.0%, as discussed further in note 10.

The Company is required to comply with certain financial covenants as defined in the Line and Term Loan credit agreements, such as Ratio of Indebtedness to Total Asset Value (“TAV”), Ratio of Unsecured Indebtedness to Unencumbered Asset Value, Ratio of Adjusted EBITDA to Fixed Charges, Ratio of Secured Indebtedness to TAV, Ratio of Unencumbered Net Operating Income to Unsecured Interest Expense, and other covenants customary with this type of unsecured financing. As of December 31, 2019, management of the Company believes it is in compliance with all financial covenants for the Line and Term Loans.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	December 31, 2019
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2020	$11,285	39,074	—	50,359
2021	11,598	74,101	—	85,699
2022	11,797	5,848	785,000	802,645
2023	10,124	59,374	—	69,498
2024	5,301	90,742	250,000	346,043
Beyond 5 Years	21,712	145,303	2,425,000	2,592,015
Unamortized debt premium/(discount) and issuance costs	—	4,150	(30,865)	(26,715)
Total notes payable	$71,817	418,592	3,429,135	3,919,544
(1)	Includes unsecured public and private debt and unsecured credit facilities.

The Company has $39.1 million of debt maturing over the next twelve months, which is in the form of non-recourse mortgage loans. The Company currently intends to repay the maturing balances and leave the properties unencumbered. The Company has sufficient capacity on its Line to repay the maturing debt, if necessary.

10.	Derivative Financial Instruments

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value at December 31,
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2019	2018
12/6/18	6/28/19	$250,000	30 year U.S. Treasury (2)	3.147%	$—	$(5,491)
4/3/17	12/2/20	300,000	1 Month LIBOR with Floor (3)	1.824%	—	3,759
8/1/16	1/5/22	265,000	1 Month LIBOR with Floor	1.053%	2,674	10,838
4/7/16	4/1/23	19,767	1 Month LIBOR	1.303%	148	880
12/1/16	11/1/23	32,952	1 Month LIBOR	1.490%	84	1,376
9/17/19	3/17/25	24,000	1 Month LIBOR	1.542%	81	—
6/2/17	6/2/27	37,166	1 Month LIBOR with Floor	2.366%	(1,515)	629

Total derivative financial instruments					$1,472	11,991
(1)

Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

(2)

On March 7, 2019, the Company settled its 30 year Treasury rate lock in connection with its issuance of the $300 million 4.65% unsecured notes due March 2049 for $5.7 million, which is included in the balance of Accumulated other comprehensive income (loss) ("AOCI") and will be amortized and reclassified to earnings over the 30 year term of the hedged transaction.

(3)

On August 14, 2019, the Company paid an interest rate swap breakage fee of approximately $1.1 million to settle its interest rate swap in connection with the repayment in full of its $300 million term loan that was due to mature in December 2020.  This breakage fee is included in Early extinguishment of debt in the accompanying Consolidated Statements of Operations.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of December 31, 2019, does not have any derivatives that are not designated as hedges. The Company has master netting agreements; however, the Company does not have multiple derivatives subject to a single master netting agreement with the same counterparties.  Therefore, none are offset in the accompanying Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative				Location and Amount of Gain (Loss) Reclassified from AOCI into Income				Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Year ended December 31,				Year ended December 31,				Year ended December 31,
(in thousands)	2019	2018	2017		2019	2018	2017		2019	2018	2017
Interest rate swaps	$(15,585)	402	1,151	Interest expense, net	$3,269	5,342	11,103	Interest expense, net	$151,264	148,456	132,629

As of December 31, 2019, the Company expects $4.1 million of net deferred losses on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months. Included in the reclassification is $4.3 million which is related to previously settled swaps on the Company's ten and thirty year fixed rate unsecured debt.
11.	Fair Value Measurements
(a)	Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximates their fair values, except for the following:

	December 31,
	2019		2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,435,161	3,688,604	$3,006,478	2,961,769
Unsecured credit facilities	$484,383	489,496	$708,734	710,902

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of December 31, 2019 and 2018. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment (income) loss in the accompanying Consolidated Statements of Operations, and includes unrealized (gains) losses of ($3.8) million, $3.3 million, and ($1.1) million for the years ended December 31, 2019, 2018, and 2017, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2019
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities	$39,599	39,599	—	—
Available-for-sale debt securities	10,755	—	10,755	—
Interest rate derivatives	2,987	—	2,987	—
Total	$53,341	39,599	13,742	—
Liabilities:
Interest rate derivatives	$(1,515)	—	(1,515)	—

	Fair Value Measurements as of December 31, 2018
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities	$33,354	33,354	—	—
Available-for-sale debt securities	7,933	—	7,933	—
Interest rate derivatives	17,482	—	17,482	—
Total	$58,769	33,354	25,415	—
Liabilities:
Interest rate derivatives	$(5,491)	—	(5,491)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis:

	Fair Value Measurements as of December 31, 2019
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Operating properties	$71,131	—	28,131	43,000	(50,553)

	Fair Value Measurements as of December 31, 2018
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Operating properties	$42,760	—	42,760	—	(6,579)

During the year ended December 31, 2019, the Company recorded a $50.5 million Provision for impairment on two operating properties which are classified as held and used.  One property was remeasured to fair value based on its expected selling price, which is reflected in the above Level 2 category, and resulted in a $10.2 million Provision for impairment.  The second property impairment was triggered as a result of an expected early move out of a tenant at a single-tenant retail center that has declared bankruptcy, resulting in the Company re-evaluating the highest and best use of the asset and its expected hold period.  The fair value of the property was derived using a discounted cash flow model, which included assumptions around redevelopment of the asset to its highest and best use as a mixed-use project and re-leasing the space.  The discount rate of 8.58% and terminal capitalization rate of 4.75% used in the discounted cash flow model are considered significant inputs and assumptions to estimating the non-recurring fair value measurement of $43.0 million, which is considered a Level 3 input per the fair value hierarchy.  The amount by which the carrying value exceeded the fair value resulted in a $40.3 million Provision for impairment.

During the year ended December 31, 2018, the Company recognized a $38.4 million provision for impairment, net of tax, which included $31.8 million on real estate sold or held and used and $6.6 million on three properties classified as held for sale. The impairment of the real estate assets was determined based on the expected selling price as compared to the Company's carrying value of its investment.
12.	Equity and Capital

Common Stock of the Parent Company

At the Market (“ATM”) Program

Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500.0 million of common stock at prices determined by the market at the time of sale. During September 2019, the Company entered into forward sale agreements under its ATM program through which the Company will issue 1,894,845 shares of its common stock at an average offering price of $67.99.  The shares under the forward sales agreements may be settled at any time before the settlement date, which is September 12, 2020.  No shares have been settled at December 31, 2019.  Proceeds from the issuance of shares are expected to be used to fund acquisitions of operating properties, to fund developments and redevelopments, and for general corporate purposes.  There were no shares issued under the ATM equity program during the year ended December 31, 2018.  As of December 31, 2019, $500.0 million of common stock remained available for issuance under this ATM equity program, before settlement of the forward shares described above.

Share Repurchase Program

On February 4, 2020, the Company's Board authorized a new common share repurchase program under which the Company, may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is set to expire on February 5, 2021. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the Board.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

In January 2019, the Company settled 563,229 shares, which were repurchased in December 2018 under a previously active repurchase program, for $32.8 million at an average price of $58.17 per share.  The program closed in February 2019, with a newly authorized program that ended February 2020 with no repurchases made under it.

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

General Partners

The Parent Company, as general partner, owned the following Partnership Units outstanding:

	December 31,
(in thousands)	2019	2018
Partnership units owned by the general partner	167,571	167,904
Partnership units owned by the limited partners	746	350
Total partnership units outstanding	168,317	168,254
Percentage of partnership units owned by the general partner	99.6%	99.8%

13.	Stock-Based Compensation

The Company recorded stock-based compensation in General and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below:

	Year ended December 31,
(in thousands)	2019	2018	2017
Restricted stock (1)	$16,254	16,745	15,525
Directors' fees paid in common stock (1)	410	399	303
Capitalized stock-based compensation (2)	(2,325)	(3,509)	(3,210)
Stock based compensation attributable to post-combination service from Equity One merger	—	—	7,931
Stock-based compensation, net of capitalization	$14,339	13,635	20,549
(1)	Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.
(2)

Includes compensation expense specifically identifiable to development and redevelopment activities.  During 2018 and 2017, these amounts also include compensation expense specifically identifiable to leasing activities, as non-contingent internal leasing costs were capitalizable prior to the adoption of Topic 842, Leases, on January 1, 2019.

The Company established its Omnibus Incentive Plan (the “Plan”) under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.6 million shares in the form of the Parent Company's common stock or stock options. As of December 31, 2019, there were 5.0 million shares available for grant under the Plan either through stock options or restricted stock awards.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

Compensation expense is measured at the grant date and recognized on a straight-line basis over the requisite vesting period for the entire award.

The following table summarizes non-vested restricted stock activity:

	Year ended December 31, 2019
	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested as of December 31, 2018	595,171
Time-based awards granted (1) (4)	122,488		$65.21
Performance-based awards granted (2) (4)	11,722		$65.00
Market-based awards granted (3) (4)	121,225		$65.03
Change in market-based awards earned for performance (3)	53,865		$64.58
Vested (5)	(272,827)		$64.82
Forfeited	(8,554)		$65.30
Non-vested as of December 31, 2019 (6)	623,090	$39,311
(1)

Time-based awards vest beginning on the first anniversary following the grant date over a one or four year service period. These grants are subject only to continued employment and are not dependent on future performance measures. Accordingly, if such vesting criteria are not met, compensation cost previously recognized would be reversed.

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

	Year ended December 31,
	2019	2018	2017
Volatility	19.30%	19.20%	18.00%
Risk free interest rate	2.43%	2.26%	1.48%
(4)	The weighted-average grant price for restricted stock granted during the years is summarized below:

	Year ended December 31,
	2019	2018	2017
Weighted-average grant price for restricted stock	$65.11	$63.50	$72.05

(5)	The total intrinsic value of restricted stock vested during the years is summarized below (in thousands):

	Year ended December 31,
	2019	2018	2017
Intrinsic value of restricted stock vested	$17,684	$17,306	$14,376
(6)

As of December 31, 2019 there was $12.9 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years. The Company issues new restricted stock from its authorized shares available at the date of grant.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

14.	Saving and Retirement Plans

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees and permits participants to defer eligible compensation up to the maximum allowable amount determined by the IRS. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $5,000 of their eligible compensation, is fully vested and funded as of December 31, 2019. Additionally, an annual profit sharing contribution may be made, which vests over a three year period. Costs for Company contributions to the plan totaled $3.5 million, $3.9 million, and $4.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Non-Qualified Deferred Compensation Plan (“NQDCP”)

The Company maintains a NQDCP, which allows select employees and directors to defer part or all of their cash bonus, director fees, and vested restricted stock awards. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited in a Rabbi trust.

The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

	Year ended December 31,
(in thousands)	2019	2018	Location in Consolidated Balance Sheets
Assets:
Securities	$36,849	31,351	Other assets
Liabilities:
Deferred compensation obligation	$36,755	31,166	Accounts payable and other liabilities

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

15.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands, except per share data)	2019	2018	2017
Numerator:
Income attributable to common stockholders - basic	$239,430	$249,127	159,949
Income attributable to common stockholders - diluted	$239,430	$249,127	159,949
Denominator:
Weighted average common shares outstanding for basic EPS	167,526	169,724	159,536
Weighted average common shares outstanding for diluted EPS (1) (2)	167,771	170,100	159,960
Income per common share – basic	$1.43	$1.47	1.00
Income per common share – diluted	$1.43	$1.46	1.00
(1)	Includes the dilutive impact of unvested restricted stock.
(2)

Using the treasury stock method, weighted average common shares outstanding for basic and diluted earnings per share excludes 1.9 million and 1.3 million shares issuable under the forward ATM equity offering and the forward equity offering outstanding during 2019 and 2017, respectively, as they would be anti-dilutive.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding for the years ended December 31, 2019, 2018, and 2017, were 464,286 , 349,902, and 295,054, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit:

	Year ended December 31,
(in thousands, except per share data)	2019	2018	2017
Numerator:
Income attributable to common unit holders - basic	$240,064	$249,652	160,337
Income attributable to common unit holders - diluted	$240,064	$249,652	160,337
Denominator:
Weighted average common units outstanding for basic EPU	167,990	170,074	159,831
Weighted average common units outstanding for diluted EPU (1) (2)	168,235	170,450	160,255
Income per common unit – basic	$1.43	$1.47	1.00
Income per common unit – diluted	$1.43	$1.46	1.00
(1)	Includes the dilutive impact of unvested restricted stock.
(2)

Using the treasury stock method, weighted average common shares outstanding for basic and diluted earnings per share excludes 1.9 million and 1.3 million shares issuable under the forward ATM equity offering and the forward equity offering outstanding during 2019 and 2017, respectively, as they would be anti-dilutive.

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

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of December 31, 2019 and 2018, the Company had $12.5 million and $9.4 million, respectively, in letters of credit outstanding.

Purchase Commitments

The Company enters purchase and sale agreements to buy or sell real estate assets in the normal course of business, which generally provide limited recourse if either party ends the contract. At December 31, 2019, the Company had a commitment to purchase an additional 16.62% ownership interest in the Town and Country shopping center, bringing our ownership interest to 35%.  We closed on the purchase in January 2020 for $18.1 million.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

17.	Summary of Quarterly Financial Data (Unaudited)

The following table summarizes selected Quarterly Financial Data for the Company on a historical basis for the years ended December 31, 2019 and 2018:

(in thousands except per share and per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2019
Operating Data:
Revenue	$286,257	275,872	282,276	288,733
Net income attributable to common stockholders	$90,446	51,728	56,965	40,291
Net income attributable to exchangeable operating partnership units	190	109	157	178
Net income attributable to common unit holders	$90,636	51,837	57,122	40,469
Net income attributable to common stock and unit holders per share and unit:
Basic	$0.54	0.31	0.34	0.24
Diluted	$0.54	0.31	0.34	0.24

Year ended December 31, 2018
Operating Data:
Revenue	$276,693	281,412	278,310	284,560
Net income attributable to common stockholders	$52,660	47,841	69,722	78,904
Net income attributable to exchangeable operating partnership units	111	100	147	167
Net income attributable to common unit holders	$52,771	47,941	69,869	79,071
Net income attributable to common stock and unit holders per share and unit:
Basic	$0.31	0.28	0.41	0.47
Diluted	$0.31	0.28	0.41	0.46

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2019

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
101 7th Avenue	$48,340	34,895	(38,993)	26,196	18,046	44,242	(1,304)	42,938	—
1175 Third Avenue	40,560	25,617	1	40,560	25,618	66,178	(2,118)	64,060	—
1225-1239 Second Ave	23,033	17,173	45	23,033	17,218	40,251	(1,533)	38,718	—
200 Potrero	4,860	2,251	124	4,860	2,375	7,235	(190)	7,045	—
22 Crescent Road	2,198	272	(318)	2,152	—	2,152	—	2,152	—
4S Commons Town Center	30,760	35,830	1,405	30,812	37,183	67,995	(25,944)	42,051	(85,000)
6401 Roosevelt	2,685	934	2	2,685	936	3,621	(12)	3,609	—
90 - 30 Metropolitan Avenue	16,614	24,171	41	16,614	24,212	40,826	(2,094)	38,732	—
91 Danbury Road	732	851	—	732	851	1,583	(104)	1,479	—
Alafaya Village	3,004	5,852	93	3,004	5,945	8,949	(702)	8,247	—
Amerige Heights Town Center	10,109	11,288	798	10,109	12,086	22,195	(5,209)	16,986	—
Anastasia Plaza	9,065	—	704	3,338	6,431	9,769	(2,844)	6,925	—
Ashford Place	2,584	9,865	1,143	2,584	11,008	13,592	(8,057)	5,535	—
Atlantic Village	4,282	18,827	1,067	4,282	19,894	24,176	(2,403)	21,773	—
Aventura Shopping Center	2,751	10,459	10,841	9,441	14,610	24,051	(1,821)	22,230	—
Aventura Square	88,098	20,771	1,776	89,657	20,988	110,645	(2,306)	108,339	(6,008)
Balboa Mesa Shopping Center	23,074	33,838	14,082	27,758	43,236	70,994	(14,003)	56,991	—
Banco Popular Building	2,160	1,137	(32)	2,160	1,105	3,265	(1,247)	2,018	—
Belleview Square	8,132	9,756	3,735	8,323	13,300	21,623	(8,543)	13,080	—
Belmont Chase	13,881	17,193	(494)	14,372	16,208	30,580	(4,738)	25,842	—
Berkshire Commons	2,295	9,551	2,652	2,965	11,533	14,498	(8,189)	6,309	—
Bird 107 Plaza	10,371	5,136	(25)	10,371	5,111	15,482	(640)	14,842	—
Bird Ludlam	42,663	38,481	336	42,663	38,817	81,480	(4,066)	77,414	—
Black Rock	22,251	20,815	497	22,251	21,312	43,563	(4,879)	38,684	(19,767)
Bloomingdale Square	3,940	14,912	1,690	4,559	15,983	20,542	(9,432)	11,110	—
Boca Village Square	43,888	9,726	(72)	43,888	9,654	53,542	(1,475)	52,067	—
Boulevard Center	3,659	10,787	2,606	3,659	13,393	17,052	(7,636)	9,416	—
Boynton Lakes Plaza	2,628	11,236	5,019	3,606	15,277	18,883	(7,985)	10,898	—
Boynton Plaza	12,879	20,713	125	12,879	20,838	33,717	(2,313)	31,404	—
Brentwood Plaza	2,788	3,473	353	2,788	3,826	6,614	(1,540)	5,074	—
Briarcliff La Vista	694	3,292	551	694	3,843	4,537	(3,012)	1,525	—
Briarcliff Village	4,597	24,836	2,572	4,597	27,408	32,005	(19,493)	12,512	—
Brick Walk	25,299	41,995	1,365	25,299	43,360	68,659	(7,988)	60,671	(32,952)
BridgeMill Market	7,521	13,306	429	7,522	13,734	21,256	(1,842)	19,414	(4,582)
Bridgeton	3,033	8,137	605	3,067	8,708	11,775	(2,915)	8,860	—
Brighten Park	3,983	18,687	11,560	4,234	29,996	34,230	(17,540)	16,690	—
Broadway Plaza	40,723	42,170	1,453	40,723	43,623	84,346	(4,207)	80,139	—
Brooklyn Station on Riverside	7,019	8,688	118	6,998	8,827	15,825	(1,892)	13,933	—
Brookside Plaza	35,161	17,494	130	35,161	17,624	52,785	(2,841)	49,944	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2019

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Buckhead Court	1,417	7,432	4,300	1,417	11,732	13,149	(7,666)	5,483	—
Buckhead Station	70,411	36,518	1,445	70,448	37,926	108,374	(4,917)	103,457	—
Buckley Square	2,970	5,978	1,327	2,970	7,305	10,275	(4,515)	5,760	—
Caligo Crossing	2,459	4,897	101	2,546	4,911	7,457	(3,114)	4,343	—
Cambridge Square	774	4,347	796	774	5,143	5,917	(3,435)	2,482	—
Carmel Commons	2,466	12,548	5,412	3,422	17,004	20,426	(10,414)	10,012	—
Carriage Gate	833	4,974	3,491	1,302	7,996	9,298	(6,478)	2,820	—
Carytown Exchange	4,378	1,328	(54)	4,378	1,274	5,652	(55)	5,597	—
Cashmere Corners	3,187	9,397	124	3,187	9,521	12,708	(1,314)	11,394	—
Centerplace of Greeley III	6,661	11,502	1,265	5,694	13,734	19,428	(5,468)	13,960	—
Charlotte Square	1,141	6,845	842	1,141	7,687	8,828	(1,074)	7,754	—
Chasewood Plaza	4,612	20,829	5,719	6,886	24,274	31,160	(18,237)	12,923	—
Chastain Square	30,074	12,644	1,680	30,074	14,324	44,398	(2,105)	42,293	—
Cherry Grove	3,533	15,862	4,491	3,533	20,353	23,886	(11,239)	12,647	—
Chimney Rock	23,587	47,377	—	23,587	47,377	70,964	(5,788)	65,176	—
Circle Center West	22,930	9,028	134	22,930	9,162	32,092	(1,137)	30,955	(9,513)
Circle Marina Center	29,303	18,408	—	29,303	18,408	47,711	(186)	47,525	(24,000)
CityLine Market	12,208	15,839	161	12,306	15,902	28,208	(3,129)	25,079	—
CityLine Market Phase II	2,744	3,081	(1)	2,744	3,080	5,824	(540)	5,284	—
Clayton Valley Shopping Center	24,189	35,422	3,012	24,538	38,085	62,623	(26,143)	36,480	—
Clocktower Plaza Shopping Ctr	49,630	19,624	223	49,630	19,847	69,477	(2,012)	67,465	—
Clybourn Commons	15,056	5,594	229	15,056	5,823	20,879	(1,321)	19,558	—
Cochran's Crossing	13,154	12,315	1,640	13,154	13,955	27,109	(10,247)	16,862	—
Compo Acres Shopping Center	28,627	10,395	765	28,627	11,160	39,787	(1,097)	38,690	—
Concord Shopping Plaza	30,819	36,506	638	31,272	36,691	67,963	(3,708)	64,255	(27,750)
Copps Hill Plaza	29,515	40,673	411	29,514	41,085	70,599	(4,405)	66,194	(12,307)
Coral Reef Shopping Center	14,922	15,200	3,414	15,011	18,525	33,536	(1,769)	31,767	—
Corkscrew Village	8,407	8,004	620	8,407	8,624	17,031	(3,703)	13,328	—
Cornerstone Square	1,772	6,944	1,701	1,772	8,645	10,417	(5,964)	4,453	—
Corvallis Market Center	6,674	12,244	468	6,696	12,690	19,386	(6,226)	13,160	—
Costa Verde Center	12,740	26,868	1,623	12,798	28,433	41,231	(21,159)	20,072	—
Countryside Shops	17,982	35,574	14,750	23,154	45,152	68,306	(5,292)	63,014	—
Courtyard Shopping Center	5,867	4	3	5,867	7	5,874	(2)	5,872	—
Culver Center	108,841	32,308	854	108,841	33,162	142,003	(4,025)	137,978	—
Danbury Green	30,303	19,255	211	30,303	19,466	49,769	(2,024)	47,745	—
Dardenne Crossing	4,194	4,005	433	4,343	4,289	8,632	(2,023)	6,609	—
Darinor Plaza	693	32,140	787	711	32,909	33,620	(3,498)	30,122	—
Diablo Plaza	5,300	8,181	2,129	5,300	10,310	15,610	(5,605)	10,005	—
Dunwoody Village	3,342	15,934	4,780	3,342	20,714	24,056	(15,219)	8,837	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2019

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
East Pointe	1,730	7,189	2,142	1,941	9,120	11,061	(5,962)	5,099	—
El Camino Shopping Center	7,600	11,538	12,906	10,328	21,716	32,044	(8,742)	23,302	—
El Cerrito Plaza	11,025	27,371	2,463	11,025	29,834	40,859	(11,474)	29,385	—
El Norte Pkwy Plaza	2,834	7,370	3,404	3,263	10,345	13,608	(5,820)	7,788	—
Encina Grande	5,040	11,572	20,057	10,518	26,151	36,669	(12,525)	24,144	—
Fairfield Center	6,731	29,420	1,069	6,731	30,489	37,220	(5,529)	31,691	—
Falcon Marketplace	1,340	4,168	429	1,340	4,597	5,937	(2,465)	3,472	—
Fellsway Plaza	30,712	7,327	10,017	34,923	13,133	48,056	(6,030)	42,026	(37,166)
Fenton Marketplace	2,298	8,510	(8,092)	512	2,204	2,716	(981)	1,735	—
Fleming Island	3,077	11,587	3,047	3,111	14,600	17,711	(8,409)	9,302	—
Folsom Prairie City Crossing	4,164	13,032	838	4,164	13,870	18,034	(6,657)	11,377	—
Fountain Square	29,650	29,048	(98)	29,712	28,888	58,600	(8,062)	50,538	—
French Valley Village Center	11,924	16,856	298	11,822	17,256	29,078	(13,204)	15,874	—
Friars Mission Center	6,660	28,021	1,913	6,660	29,934	36,594	(15,937)	20,657	—
Gardens Square	2,136	8,273	696	2,136	8,969	11,105	(5,234)	5,871	—
Gateway 101	24,971	9,113	1,271	24,971	10,384	35,355	(3,779)	31,576	—
Gateway Shopping Center	52,665	7,134	10,736	55,346	15,189	70,535	(16,617)	53,918	—
Gelson's Westlake Market Plaza	3,157	11,153	5,876	4,654	15,532	20,186	(7,607)	12,579	—
Glen Oak Plaza	4,103	12,951	955	4,103	13,906	18,009	(4,344)	13,665	—
Glengary Shoppes	9,120	11,541	887	9,120	12,428	21,548	(1,592)	19,956	—
Glenwood Village	1,194	5,381	331	1,194	5,712	6,906	(4,481)	2,425	—
Golden Hills Plaza	12,699	18,482	3,602	11,518	23,265	34,783	(9,736)	25,047	—
Grand Ridge Plaza	24,208	61,033	6,171	24,918	66,494	91,412	(20,355)	71,057	—
Greenwood Shopping Centre	7,777	24,829	468	7,777	25,297	33,074	(2,898)	30,176	—
Hammocks Town Center	28,764	25,113	565	28,764	25,678	54,442	(3,140)	51,302	—
Hancock	8,232	28,260	1,453	8,232	29,713	37,945	(16,470)	21,475	—
Harpeth Village Fieldstone	2,284	9,443	766	2,284	10,209	12,493	(5,595)	6,898	—
Harris Crossing	7,199	3,687	(1,523)	5,508	3,855	9,363	(2,744)	6,619	—
Heritage Plaza	12,390	26,097	14,156	12,215	40,428	52,643	(18,704)	33,939	—
Hershey	7	808	10	7	818	825	(464)	361	—
Hewlett Crossing I & II	11,850	18,205	749	11,850	18,954	30,804	(1,253)	29,551	(9,400)
Hibernia Pavilion	4,929	5,065	188	4,929	5,253	10,182	(3,289)	6,893	—
Hickory Creek Plaza	5,629	4,564	452	5,629	5,016	10,645	(4,687)	5,958	—
Hillcrest Village	1,600	1,909	51	1,600	1,960	3,560	(1,047)	2,513	—
Hilltop Village	2,995	4,581	3,696	3,104	8,168	11,272	(2,950)	8,322	—
Hinsdale	5,734	16,709	11,686	8,343	25,786	34,129	(13,837)	20,292	—
Holly Park	8,975	23,799	1,719	8,828	25,665	34,493	(5,315)	29,178	—
Homestead McDonald's	2,229	—	—	2,229	—	2,229	(22)	2,207	—
Howell Mill Village	5,157	14,279	2,687	5,157	16,966	22,123	(6,852)	15,271	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2019

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Hyde Park	9,809	39,905	3,998	9,809	43,903	53,712	(26,363)	27,349	—
Indian Springs Center	24,974	25,903	668	25,034	26,511	51,545	(4,986)	46,559	—
Indigo Square	8,088	9,697	8	8,088	9,705	17,793	(610)	17,183	—
Inglewood Plaza	1,300	2,159	829	1,300	2,988	4,288	(1,583)	2,705	—
Jefferson Square	5,167	6,445	(7,219)	1,894	2,499	4,393	(945)	3,448	—
Keller Town Center	2,294	12,841	758	2,404	13,489	15,893	(7,144)	8,749	—
Kent Place	4,855	3,586	963	5,269	4,135	9,404	(1,160)	8,244	(8,250)
Kirkman Shoppes	9,364	26,243	543	9,367	26,783	36,150	(2,806)	33,344	—
Kirkwood Commons	6,772	16,224	909	6,802	17,103	23,905	(5,095)	18,810	(8,050)
Klahanie Shopping Center	14,451	20,089	578	14,451	20,667	35,118	(2,705)	32,413	—
Kroger New Albany Center	3,844	6,599	1,385	3,844	7,984	11,828	(5,744)	6,084	—
Lake Mary Centre	24,036	57,476	1,682	24,036	59,158	83,194	(7,003)	76,191	—
Lake Pine Plaza	2,008	7,632	860	2,029	8,471	10,500	(4,834)	5,666	—
Lantana Outparcels	3,710	1,004	—	3,710	1,004	4,714	(242)	4,472	—
Lebanon/Legacy Center	3,913	7,874	866	3,913	8,740	12,653	(6,184)	6,469	—
Littleton Square	2,030	8,859	(3,671)	2,423	4,795	7,218	(2,422)	4,796	—
Lloyd King Center	1,779	10,060	1,279	1,779	11,339	13,118	(6,542)	6,576	—
Lower Nazareth Commons	15,992	12,964	4,040	16,343	16,653	32,996	(9,759)	23,237	—
Mandarin Landing	7,913	27,230	342	7,913	27,572	35,485	(3,158)	32,327	—
Market at Colonnade Center	6,455	9,839	87	6,160	10,221	16,381	(4,363)	12,018	—
Market at Preston Forest	4,400	11,445	1,695	4,400	13,140	17,540	(7,313)	10,227	—
Market at Round Rock	2,000	9,676	6,634	1,996	16,314	18,310	(10,225)	8,085	—
Market at Springwoods Village	12,570	12,841	—	12,570	12,841	25,411	(1,818)	23,593	(7,350)
Market Common Clarendon	154,932	126,328	(5,914)	154,932	120,414	275,346	(14,375)	260,971	—
Marketplace at Briargate	1,706	4,885	155	1,727	5,019	6,746	(2,877)	3,869	—
Mellody Farm	35,455	63,979	—	35,455	63,979	99,434	(3,725)	95,709	—
Melrose Market	4,451	10,807	5	4,451	10,812	15,263	(899)	14,364	—
Millhopper Shopping Center	1,073	5,358	5,981	1,901	10,511	12,412	(7,233)	5,179	—
Mockingbird Commons	3,000	10,728	2,516	3,000	13,244	16,244	(6,964)	9,280	—
Monument Jackson Creek	2,999	6,765	878	2,999	7,643	10,642	(5,760)	4,882	—
Morningside Plaza	4,300	13,951	956	4,300	14,907	19,207	(8,224)	10,983	—
Murrayhill Marketplace	2,670	18,401	14,021	2,903	32,189	35,092	(14,326)	20,766	—
Naples Walk	18,173	13,554	1,567	18,173	15,121	33,294	(6,677)	26,617	—
Newberry Square	2,412	10,150	1,147	2,412	11,297	13,709	(8,668)	5,041	—
Newland Center	12,500	10,697	8,449	16,276	15,370	31,646	(8,745)	22,901	—
Nocatee Town Center	10,124	8,691	7,893	10,606	16,102	26,708	(6,426)	20,282	—
North Hills	4,900	19,774	1,385	4,900	21,159	26,059	(11,676)	14,383	—
Northgate Marketplace	5,668	13,727	(50)	4,995	14,350	19,345	(5,580)	13,765	—
Northgate Marketplace Ph II	12,189	30,171	(82)	12,189	30,089	42,278	(4,592)	37,686	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2019

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Northgate Plaza (Maxtown Road)	1,769	6,652	4,961	2,840	10,542	13,382	(5,265)	8,117	—
Northgate Square	5,011	8,692	1,145	5,011	9,837	14,848	(4,446)	10,402	—
Northlake Village	2,662	11,284	2,087	2,686	13,347	16,033	(7,111)	8,922	—
Oak Shade Town Center	6,591	28,966	673	6,591	29,639	36,230	(9,146)	27,084	(6,954)
Oakbrook Plaza	4,000	6,668	5,769	4,766	11,671	16,437	(4,733)	11,704	—
Oakleaf Commons	3,503	11,671	415	3,190	12,399	15,589	(6,417)	9,172	—
Ocala Corners	1,816	10,515	522	1,816	11,037	12,853	(4,276)	8,577	(3,891)
Old St Augustine Plaza	2,368	11,405	8,211	3,178	18,806	21,984	(7,954)	14,030	—
Pablo Plaza	11,894	21,407	(815)	11,937	20,549	32,486	(2,413)	30,073	—
Paces Ferry Plaza	2,812	12,639	15,438	8,342	22,547	30,889	(9,745)	21,144	—
Panther Creek	14,414	14,748	5,667	15,212	19,617	34,829	(13,453)	21,376	—
Pavillion	15,626	22,124	770	15,626	22,894	38,520	(2,913)	35,607	—
Peartree Village	5,197	19,746	878	5,197	20,624	25,821	(12,904)	12,917	—
Persimmon Place	25,975	38,114	187	26,692	37,584	64,276	(9,660)	54,616	—
Piedmont Peachtree Crossing	45,502	16,642	165	45,502	16,807	62,309	(2,210)	60,099	—
Pike Creek	5,153	20,652	2,598	5,251	23,152	28,403	(13,178)	15,225	—
Pine Island	21,086	28,123	2,869	21,086	30,992	52,078	(4,327)	47,751	—
Pine Lake Village	6,300	10,991	1,510	6,300	12,501	18,801	(6,831)	11,970	—
Pine Ridge Square	13,951	23,147	287	13,951	23,434	37,385	(2,692)	34,693	—
Pine Tree Plaza	668	6,220	686	668	6,906	7,574	(3,888)	3,686	—
Pinecrest Place	3,792	13,496	(201)	3,591	13,496	17,087	(1,032)	16,055	—
Plaza Escuela	24,829	104,395	1,657	24,829	106,052	130,881	(8,560)	122,321	—
Plaza Hermosa	4,200	10,109	3,472	4,202	13,579	17,781	(7,045)	10,736	—
Pleasanton Plaza	21,839	24,743	(17,196)	14,440	14,946	29,386	(1,502)	27,884	—
Point 50	15,239	11,367	(16,447)	10,159	—	10,159	—	10,159	—
Point Royale Shopping Center	18,201	14,889	6,435	19,383	20,142	39,525	(2,975)	36,550	—
Post Road Plaza	15,240	5,196	153	15,240	5,349	20,589	(579)	20,010	—
Potrero Center	133,422	116,758	84	133,422	116,842	250,264	(9,593)	240,671	—
Powell Street Plaza	8,248	30,716	1,921	8,248	32,637	40,885	(15,895)	24,990	—
Powers Ferry Square	3,687	17,965	9,441	5,758	25,335	31,093	(17,050)	14,043	—
Powers Ferry Village	1,191	4,672	721	1,191	5,393	6,584	(3,995)	2,589	—
Preston Oaks	763	30,438	(19,379)	569	11,253	11,822	(2,427)	9,395	—
Prestonbrook	7,069	8,622	1,161	7,069	9,783	16,852	(6,999)	9,853	—
Prosperity Centre	11,682	26,215	21	11,681	26,237	37,918	(2,934)	34,984	—
Ralphs Circle Center	20,939	6,317	98	20,939	6,415	27,354	(856)	26,498	—
Red Bank Village	10,336	9,500	1,966	10,514	11,288	21,802	(3,366)	18,436	—
Regency Commons	3,917	3,616	291	3,917	3,907	7,824	(2,568)	5,256	—
Regency Square	4,770	25,191	7,003	5,060	31,904	36,964	(24,565)	12,399	—
Rivertowns Square	15,505	52,505	1,308	15,786	53,532	69,318	(2,759)	66,559	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2019

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Rona Plaza	1,500	4,917	287	1,500	5,204	6,704	(3,116)	3,588	—
Roosevelt Square	40,371	32,108	2,012	40,382	34,109	74,491	(2,118)	72,373	—
Russell Ridge	2,234	6,903	1,442	2,234	8,345	10,579	(5,402)	5,177	—
Ryanwood Square	10,581	10,044	101	10,573	10,153	20,726	(1,509)	19,217	—
Salerno Village	1,355	—	—	1,355	—	1,355	(14)	1,341	—
Sammamish-Highlands	9,300	8,075	8,477	9,592	16,260	25,852	(9,231)	16,621	—
San Carlos Marketplace	36,006	57,886	320	36,006	58,206	94,212	(4,843)	89,369	—
San Leandro Plaza	1,300	8,226	632	1,300	8,858	10,158	(4,855)	5,303	—
Sandy Springs	6,889	28,056	3,430	6,889	31,486	38,375	(7,745)	30,630	—
Sawgrass Promenade	10,846	12,525	214	10,846	12,739	23,585	(1,654)	21,931	—
Scripps Ranch Marketplace	59,949	26,334	503	59,949	26,837	86,786	(2,004)	84,782	(27,000)
Sequoia Station	9,100	18,356	2,000	9,100	20,356	29,456	(11,081)	18,375	—
Serramonte Center	390,106	172,652	53,895	409,839	206,814	616,653	(30,646)	586,007	—
Shaw's at Plymouth	3,968	8,367	—	3,968	8,367	12,335	(1,029)	11,306	—
Sheridan Plaza	82,260	97,273	(579)	82,260	96,694	178,954	(10,019)	168,935	—
Sherwood Crossroads	2,731	6,360	1,183	2,731	7,543	10,274	(3,473)	6,801	—
Shoppes @ 104	11,193	—	2,382	7,078	6,497	13,575	(2,792)	10,783	—
Shoppes at Homestead	5,420	9,450	2,181	5,420	11,631	17,051	(6,271)	10,780	—
Shoppes at Lago Mar	8,323	11,347	(52)	8,323	11,295	19,618	(1,498)	18,120	—
Shoppes at Sunlake Centre	16,643	15,091	339	16,643	15,430	32,073	(2,299)	29,774	—
Shoppes of Grande Oak	5,091	5,985	561	5,091	6,546	11,637	(5,286)	6,351	—
Shoppes of Jonathan's Landing	4,474	5,628	260	4,474	5,888	10,362	(699)	9,663	—
Shoppes of Oakbrook	20,538	42,992	440	20,538	43,432	63,970	(4,558)	59,412	(3,670)
Shoppes of Silver Lakes	17,529	21,829	56	17,529	21,885	39,414	(2,755)	36,659	—
Shoppes of Sunset	2,860	1,316	(12)	2,860	1,304	4,164	(210)	3,954	—
Shoppes of Sunset II	2,834	715	5	2,834	720	3,554	(176)	3,378	—
Shops at County Center	9,957	11,296	978	10,254	11,977	22,231	(9,511)	12,720	—
Shops at Erwin Mill	9,082	6,124	245	9,082	6,369	15,451	(2,660)	12,791	(10,000)
Shops at John's Creek	1,863	2,014	(313)	1,501	2,063	3,564	(1,399)	2,165	—
Shops at Mira Vista	11,691	9,026	177	11,691	9,203	20,894	(2,133)	18,761	(215)
Shops at Quail Creek	1,487	7,717	629	1,448	8,385	9,833	(3,766)	6,067	—
Shops at Saugus	19,201	17,984	(9)	18,811	18,365	37,176	(10,191)	26,985	—
Shops at Skylake	84,586	39,342	1,793	85,117	40,604	125,721	(5,422)	120,299	—
Shops on Main	17,020	27,055	10,659	18,527	36,207	54,734	(9,935)	44,799	—
Sope Creek Crossing	2,985	12,001	3,093	3,332	14,747	18,079	(8,714)	9,365	—
South Bay Village	11,714	15,580	1,741	11,776	17,259	29,035	(4,570)	24,465	—
South Beach Regional	28,188	53,405	862	28,188	54,267	82,455	(6,567)	75,888	—
South Point	6,563	7,939	25	6,563	7,964	14,527	(1,038)	13,489	—
Southbury Green	26,661	34,325	1,900	26,686	36,200	62,886	(3,807)	59,079	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2019

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Southcenter	1,300	12,750	2,087	1,300	14,837	16,137	(8,065)	8,072	—
Southpark at Cinco Ranch	18,395	11,306	7,426	21,438	15,689	37,127	(6,426)	30,701	—
SouthPoint Crossing	4,412	12,235	1,186	4,382	13,451	17,833	(7,217)	10,616	—
Starke	71	1,683	9	71	1,692	1,763	(814)	949	—
Star's at Cambridge	31,082	13,520	(1)	31,082	13,519	44,601	(1,421)	43,180	—
Star's at Quincy	27,003	9,425	1	27,003	9,426	36,429	(1,562)	34,867	—
Star's at West Roxbury	21,973	13,386	(8)	21,973	13,378	35,351	(1,433)	33,918	—
Sterling Ridge	12,846	12,162	783	12,846	12,945	25,791	(9,911)	15,880	—
Stroh Ranch	4,280	8,189	661	4,280	8,850	13,130	(6,529)	6,601	—
Suncoast Crossing	9,030	10,764	4,587	13,374	11,007	24,381	(7,040)	17,341	—
Talega Village Center	22,415	12,054	67	22,415	12,121	34,536	(1,391)	33,145	—
Tamarac Town Square	12,584	9,221	373	12,584	9,594	22,178	(1,403)	20,775	—
Tanasbourne Market	3,269	10,861	(340)	3,149	10,641	13,790	(5,409)	8,381	—
Tassajara Crossing	8,560	15,464	1,907	8,560	17,371	25,931	(9,081)	16,850	—
Tech Ridge Center	12,945	37,169	(4,340)	12,945	32,829	45,774	(12,072)	33,702	(4,554)
The Abbot	72,910	6,086	(5,444)	72,910	642	73,552	(63)	73,489	—
The Field at Commonwealth	30,700	16,890	—	30,700	16,890	47,590	(2,318)	45,272	—
The Gallery at Westbury Plaza	108,653	216,771	2,581	108,653	219,352	328,005	(19,898)	308,107	—
The Hub Hillcrest Market	18,773	61,906	5,347	19,611	66,415	86,026	(14,462)	71,564	—
The Marketplace (fka The Marketplace Shopping Center)	10,927	36,052	336	10,927	36,388	47,315	(3,639)	43,676	—
The Plaza at St. Lucie West	1,718	6,204	(1)	1,718	6,203	7,921	(660)	7,261	—
The Point at Garden City Park	741	9,764	5,855	2,559	13,801	16,360	(2,193)	14,167	—
The Pruneyard	112,136	86,916	56	112,136	86,972	199,108	(1,515)	197,593	(2,200)
The Shops at Hampton Oaks	843	372	65	843	437	1,280	(85)	1,195	—
The Village at Riverstone	15,075	12,706	—	15,075	12,706	27,781	(846)	26,935	—
The Village Center	43,597	16,428	714	44,070	16,669	60,739	(2,176)	58,563	—
Town and Country	4,664	5,207	27	4,664	5,234	9,898	(977)	8,921	—
Town Square	883	8,132	473	883	8,605	9,488	(5,263)	4,225	—
Treasure Coast Plaza	7,553	21,554	626	7,553	22,180	29,733	(2,513)	27,220	(2,388)
Tustin Legacy	13,829	23,922	(1)	13,828	23,922	37,750	(2,606)	35,144	—
Twin City Plaza	17,245	44,225	2,389	17,263	46,596	63,859	(17,603)	46,256	—
Twin Peaks	5,200	25,827	1,893	5,200	27,720	32,920	(14,853)	18,067	—
Unigold Shopping Center	5,490	5,144	6,627	5,561	11,700	17,261	(1,842)	15,419	—
University Commons	4,070	30,785	247	4,070	31,032	35,102	(5,490)	29,612	(35,824)
Valencia Crossroads	17,921	17,659	1,334	17,921	18,993	36,914	(16,248)	20,666	—
Village at La Floresta	13,140	20,571	(301)	13,156	20,254	33,410	(4,433)	28,977	—
Village at Lee Airpark	11,099	12,971	3,355	11,803	15,622	27,425	(10,153)	17,272	—
Village Center	3,885	14,131	9,496	5,480	22,032	27,512	(10,298)	17,214	—
Von's Circle Center	49,037	22,618	674	49,037	23,292	72,329	(2,583)	69,746	(7,083)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2019

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Walker Center	3,840	7,232	4,189	3,878	11,383	15,261	(7,278)	7,983	—
Walmart Norwalk	20,394	21,261	9	20,394	21,270	41,664	(2,642)	39,022	—
Waterstone Plaza	5,498	13,500	60	5,498	13,560	19,058	(1,506)	17,552	—
Welleby Plaza	1,496	7,787	1,572	1,496	9,359	10,855	(7,827)	3,028	—
Wellington Town Square	2,041	12,131	159	2,041	12,290	14,331	(7,433)	6,898	—
West Bird Plaza	12,934	18,594	(30)	12,934	18,564	31,498	(7,876)	23,622	—
West Chester Plaza	1,857	7,572	630	1,857	8,202	10,059	(5,855)	4,204	—
West Lake Shopping Center	10,561	9,792	157	10,561	9,949	20,510	(1,532)	18,978	—
West Park Plaza	5,840	5,759	1,609	5,840	7,368	13,208	(4,391)	8,817	—
Westbury Plaza	116,129	51,460	3,373	116,129	54,833	170,962	(6,877)	164,085	(88,000)
Westchase	5,302	8,273	1,048	5,302	9,321	14,623	(3,860)	10,763	—
Westchester Commons	3,366	11,751	10,792	4,894	21,015	25,909	(8,151)	17,758	—
Westlake Village Plaza	7,043	27,195	30,129	17,620	46,747	64,367	(25,579)	38,788	—
Westport Plaza	9,035	7,455	11	9,035	7,466	16,501	(1,018)	15,483	(2,385)
Westbard - Manor Care	12,808	2,420	—	12,808	2,420	15,228	(1,204)	14,024	—
Westbard Square	115,051	19,094	(117)	115,051	18,977	134,028	(11,405)	122,623	—
Westwood Village	19,933	25,301	(1,597)	18,972	24,665	43,637	(14,339)	29,298	—
Whole Foods at Swampscott	7,399	8,322	—	7,399	8,322	15,721	(886)	14,835	—
Williamsburg at Dunwoody	7,435	3,721	827	7,444	4,539	11,983	(719)	11,264	—
Willow Festival	1,954	56,501	2,826	1,976	59,305	61,281	(16,549)	44,732	—
Willow Oaks	6,664	7,908	6	6,664	7,914	14,578	(2,053)	12,525	—
Willows Shopping Center	51,964	78,029	1,555	51,992	79,556	131,548	(7,601)	123,947	—
Woodcroft Shopping Center	1,419	6,284	1,136	1,421	7,418	8,839	(4,776)	4,063	—
Woodman Van Nuys	5,500	7,195	423	5,500	7,618	13,118	(4,146)	8,972	—
Woodmen Plaza	7,621	11,018	959	7,621	11,977	19,598	(10,982)	8,616	—
Woodside Central	3,500	9,288	662	3,489	9,961	13,450	(5,391)	8,059	—
Young Circle Shopping Center	5,986	10,394	(684)	5,986	9,710	15,696	(1,019)	14,677	—
Corporate Assets	—	—	2,303	—	2,303	2,303	(1,646)	657	—
Land held for future development	37,520	—	(6,862)	30,571	87	30,658	(2)	30,656	—
Construction in progress	—	—	151,880	—	151,880	151,880	—	151,880	—
	$4,845,004	5,582,040	668,250	4,896,319	6,198,975	11,095,294	(1,766,162)	9,329,132	(486,259)
(1)	See Item 2, Properties, for geographic location and year each operating property was acquired.
(2)	The negative balance for costs capitalized subsequent to acquisition could include out-parcels sold, provision for loss recorded, and demolition of part of the property for redevelopment.

See accompanying report of independent registered public accounting firm.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2019

(in thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets, which are up to 40 years. The aggregate cost for federal income tax purposes was approximately $8.8 billion at December 31, 2019.

The changes in total real estate assets for the years ended December 31, 2019, 2018, and 2017 are as follows:

(in thousands)	2019	2018	2017
Beginning balance	$10,863,162	10,892,821	4,933,499
Acquired properties and land	268,366	113,911	5,772,265
Developments and improvements	159,149	198,005	273,871
Sale of properties	(60,195)	(277,270)	(86,814)
Properties held for sale	(58,527)	(59,438)	—
Provision for impairment	(76,661)	(4,867)	—
Ending balance	$11,095,294	10,863,162	10,892,821

The changes in accumulated depreciation for the years ended December 31, 2019, 2018, and 2017 are as follows:

(in thousands)	2019	2018	2017
Beginning balance	$1,535,444	1,339,771	1,124,391
Depreciation expense	260,814	249,489	222,395
Sale of properties	(4,643)	(45,901)	(7,015)
Accumulated depreciation related to properties held for sale	(19,031)	(7,729)	—
Provision for impairment	(6,422)	(186)	—
Ending balance	$1,766,162	1,535,444	1,339,771

See accompanying report of independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures (Regency Centers Corporation)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Parent Company's management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Parent Company's chief executive officer and chief financial officer concluded that its disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Parent Company in the reports it files or submits is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Parent Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Parent Company's management concluded that its internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Controls

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management's Report on Internal Control over Financial Reporting

The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Operating Partnership's management concluded that its internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Controls

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2020 Annual Meeting of Stockholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

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

Item 11. Executive Compensation

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2020 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

(as of December 31, 2019)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (3)
Equity compensation plans approved by security holders	—	$—	4,962,651
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	4,962,651
(1)	This column does not include 623,090 shares that may be issued pursuant to unvested restricted stock and performance share awards.
(2)	The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.
(3)

The Regency Centers Corporation Omnibus Incentive Plan, (“Omnibus Plan”), as approved by stockholders at our 2019 annual meeting, provides that an aggregate maximum of 5.6 million shares of our common stock are reserved for issuance under the Omnibus Plan.

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2020 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2020 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2020 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules:

Regency Centers Corporation and Regency Centers, L.P. 2019 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading. Additional information about the Company may be found elsewhere in this report and the Company's other public files, which are available without charge through the SEC's website at http://www.sec.gov .

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

		(i)	Amendment No. 1 to the Forward Master Confirmation (incorporated by reference to Exhibit 1.4 to the Company’s form 8-K filed on November 14, 2018).

3.	Articles of Incorporation and Bylaws

	(a)	Restated Articles of Incorporation of Regency Centers Corporation (amendment is incorporated by reference to Exhibit 3.A to the Company’s Form 10-Q filed on August 8, 2017).

	(b)	Amended and Restated Bylaws of Regency Centers Corporation (amendment is incorporated by reference to Exhibit 3.B to the Company’s Form 10-Q filed on August 8, 2017).

	(c)	Fifth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. , (incorporated by reference to Exhibit 3(d) to the Company's Form 10-K filed on February 19, 2014).

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

(v)

Fifth Supplemental Indenture dated as of March 6, 2019 among Regency Centers, L.P., Regency Centers Corporation, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 6, 2019).

(c)

Indenture dated September 9, 1998 between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed by IRT Property Company on September 15, 1998).

(i)

Supplemental Indenture No. 1, dated September 9, 1998, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.3 of Form 8-K filed by IRT Property Company on September 15, 1998).

(ii)

Supplemental Indenture No. 2, dated November 1, 1999, between the Company, as successor-by-merger to IRT Property Company, and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.5 of Form 8-K filed by IRT Property Company on November 12, 1999).

(iii)

Supplemental Indenture No. 3, dated February 12, 2003, between the Company and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Equity One, Inc. on February 20, 2003).

	(iv)	Supplemental Indenture No. 5, dated April 23, 2004, between the Company and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.1 of Form 10-Q filed by Equity One, Inc. on May 10, 2004).

	(v)	Supplemental Indenture No. 6, dated May 20, 2005, between the Company and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.2 of Form 10-Q filed by Equity One, Inc. on August 5, 2005).

(vi)

Supplemental Indenture No. 8, dated December 30, 2005, between the Company and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.17 of Form 10-K filed by Equity One, Inc. on March 3, 2006).

(vii)

Supplemental Indenture No. 13, dated as of October 25, 2012, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Equity One, Inc. on October 25, 2012).

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

	(d)	Assumption Agreement, dated as of March 1, 2017, by Regency Centers Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 1, 2017).

	(e)	Description of the Company’s Securities Registered under Section 12 of the Exchange Act.

10.	Material Contracts (~ indicates management contract or compensatory plan)

	~(a)	Form of Stock Rights Award Agreement (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K filed on March 10, 2006).

	~(b)	Form of 409A Amendment to Stock Rights Award Agreement (incorporated by reference to Exhibit 10(b)(i) to the Company's Form 10-K filed on March on 17, 2009).

	~(c)	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10(c) to the Company's Form 10-K filed on March 10, 2006).

	~(d)	Form of 409A Amendment to Stock Option Agreement (incorporated by reference to Exhibit 10(c)(i) to the Company's Form 10-K filed on March 17, 2009).

	~(e)	Amended and Restated Deferred Compensation Plan dated May 6, 2003 (incorporated by reference to Exhibit 10(k) to the Company's Form 10-K filed on March 12, 2004).

	~(f)	Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10(s) to the Company's Form 8-K filed on December 21, 2004).

	~(g)	First Amendment to Regency Centers Corporation 2005 Deferred Compensation Plan dated December 2005 (incorporated by reference to Exhibit 10(q)(i) to the Company's Form 10-K filed on March 10, 2006).

	~(h)	Second Amendment to the Regency Centers Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 14, 2011).

	~(i)	Third Amendment to the Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 14, 2011).

	~(j)	Regency Centers Corporation Amended and Restated Omnibus Incentive Plan (incorporated by reference to Annex A to the Company's 2019 Annual Meeting Proxy Statement filed on March 21, 2019).

~(k)

Form of Director/Officer Indemnification Agreement (filed as an Exhibit to Pre-effective Amendment No. 2 to the Company's registration statement on Form S-11 filed on October 5, 1993 (33-67258), and incorporated by reference).

~(l)

2020 Amended and Restated Severance and Change of Control Agreement dated as of January 1, 2020, by and between the Company and Michael J. Mas (incorporated by reference to Exhibit 90.1 of the Company's Form 8-K filed on January 7, 2020).

~(m)

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

~(p)

Form of Amended and Restated Severance and Change of Control Agreement dated as of July 15, 2015 by and between the Company and James D. Thompson (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed on July 20, 2015).

(q)

Fourth Amended and Restated Credit Agreement, dated as of March 23, 2018, by and among Regency Centers, , L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 26, 2018).

(r)

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

(s)

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

21.	Subsidiaries of Regency Centers Corporation

23.	Consents of Independent Accountants

	23.1	Consent of KPMG LLP for Regency Centers Corporation and Regency Centers, L.P.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.

	31.2	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.

	31.3	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.

	31.4	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.

32.	Section 1350 Certifications.

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

	32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.

	32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.

	32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.

	32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.

101.	Interactive Data Files

	101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH+	Inline XBRL Taxonomy Extension Schema Document

	101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF+	Inline XBRL Taxonomy Definition Linkbase Document

	101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Submitted electronically with this Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2020	REGENCY CENTERS CORPORATION

	By:	/s/ Lisa Palmer
Lisa Palmer, President and Chief Executive Officer

February 14, 2020	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Lisa Palmer
Lisa Palmer, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 14, 2020	/s/ Martin E. Stein, Jr.
Martin E. Stein. Jr., Executive Chairman of the Board

February 14, 2020	/s/ Lisa Palmer
Lisa Palmer, President, Chief Executive Officer, and Director

February 14, 2020	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

February 14, 2020	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

February 14, 2020	/s/ Joseph Azrack
Joseph Azrack, Director

February 14, 2020	/s/ Bryce Blair
Bryce Blair, Director

February 14, 2020	/s/ C. Ronald Blankenship
C. Ronald Blankenship, Director

February 14, 2020	/s/ Deirdre J. Evens
Deirdre J. Evens, Director

February 14, 2020	/s/ Thomas W. Furphy
Tom W. Furphy, Director

February 14, 2020	/s/ Karin M. Klein
Karin M. Klein, Director

February 14, 2020	/s/ Peter Linneman
Peter Linneman, Director

February 14, 2020	/s/ David P. O'Connor
David P. O'Connor, Director

February 14, 2020	/s/ Thomas G. Wattles
Thomas G. Wattles, Director