Form 10-Q
period 2020-03-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2020-05-08
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Regency Centers Corporation              YES   ☐     NO   ☒                     Regency Centers, L.P.              YES   ☐     NO   ☒

The number of shares outstanding of Regency Centers Corporation’s common stock was 169,629,023 as of May 7, 2020.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2020, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”, "Regency Centers" or “Regency” means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of March 31, 2020, the Parent Company owned approximately 99.6% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

(in thousands, except share data)

	2020	2019
Assets	(unaudited)
Real estate assets, at cost	$11,137,612	11,095,294
Less: accumulated depreciation	1,829,005	1,766,162
Real estate assets, net	9,308,607	9,329,132
Investments in real estate partnerships	489,500	469,522
Properties held for sale	27,889	45,565
Cash, cash equivalents and restricted cash, including $3,595 and $2,542 of restricted cash at March 31, 2020 and December 31, 2019, respectively	736,845	115,562
Tenant and other receivables	148,058	169,337
Deferred leasing costs, less accumulated amortization of $110,158 and $108,381 at March 31, 2020 and December 31, 2019, respectively	77,100	76,798
Acquired lease intangible assets, less accumulated amortization of $268,063 and $259,310 at March 31, 2020 and December 31, 2019, respectively	228,819	242,822
Right of use assets, net	290,993	292,786
Other assets	260,500	390,729
Total assets	$11,568,311	11,132,253
Liabilities and Equity
Liabilities:
Notes payable	$3,445,400	3,435,161
Unsecured credit facilities	969,457	484,383
Accounts payable and other liabilities	194,835	213,705
Acquired lease intangible liabilities, less accumulated amortization of $144,682 and $131,676 at March 31, 2020 and December 31, 2019, respectively	413,108	427,260
Lease liabilities	221,703	222,918
Tenants’ security, escrow deposits and prepaid rent	48,573	58,865
Total liabilities	5,293,076	4,842,292
Commitments and contingencies	—	—
Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share, 220,000,000 shares authorized; 169,620,627 and 167,571,218 shares issued at March 31, 2020 and December 31, 2019, respectively	1,696	1,676
Treasury stock at cost, 449,979 and 440,574 shares held at March 31, 2020 and December 31, 2019, respectively	(23,897)	(23,199)
Additional paid-in-capital	7,780,336	7,654,930
Accumulated other comprehensive loss	(25,531)	(11,997)
Distributions in excess of net income	(1,533,182)	(1,408,062)
Total stockholders’ equity	6,199,422	6,213,348
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $29,401 and $47,092 at March 31, 2020 and December 31, 2019, respectively	36,744	36,100
Limited partners’ interests in consolidated partnerships	39,069	40,513
Total noncontrolling interests	75,813	76,613
Total equity	6,275,235	6,289,961
Total liabilities and equity	$11,568,311	11,132,253

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2020	2019
Revenues:
Lease income	$274,537	277,303
Other property income	2,305	1,982
Management, transaction, and other fees	6,816	6,972
Total revenues	283,658	286,257
Operating expenses:
Depreciation and amortization	89,295	97,194
Operating and maintenance	42,369	40,638
General and administrative	13,705	21,300
Real estate taxes	35,887	34,155
Other operating expenses	1,337	1,134
Total operating expenses	182,593	194,421
Other expense (income):
Interest expense, net	37,436	37,752
Goodwill impairment	132,128	—
Provision for impairment of real estate, net of tax	784	1,672
Gain on sale of real estate, net of tax	(38,005)	(16,490)
Early extinguishment of debt	—	10,591
Net investment loss (income)	4,923	(2,354)
Total other expense (income)	137,266	31,171
(Loss) income from operations before equity in income of investments in real estate partnerships	(36,201)	60,665
Equity in income of investments in real estate partnerships	11,418	30,828
Net (loss) income	(24,783)	91,493
Noncontrolling interests:
Exchangeable operating partnership units	115	(190)
Limited partners’ interests in consolidated partnerships	(664)	(857)
Income attributable to noncontrolling interests	(549)	(1,047)
Net (loss) income attributable to common stockholders	$(25,332)	90,446

(Loss) income per common share - basic	$(0.15)	0.54
(Loss) income per common share - diluted	$(0.15)	0.54

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended March 31,
	2020	2019
Net (loss) income	$(24,783)	91,493
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(16,079)	(5,489)
Reclassification adjustment of derivative instruments included in net (loss) income	1,425	(176)
Unrealized gain (loss) on available-for-sale debt securities	15	137
Other comprehensive loss	(14,639)	(5,528)
Comprehensive (loss) income	(39,422)	85,965
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	549	1,047
Other comprehensive loss attributable to noncontrolling interests	(1,105)	(359)
Comprehensive (loss) income attributable to noncontrolling interests	(556)	688
Comprehensive (loss) income attributable to the Company	$(38,866)	85,277

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended March 31, 2020 and 2019

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$1,679	(19,834)	7,672,517	(927)	(1,255,465)	6,397,970	10,666	41,532	52,198	6,450,168
Net income	—	—	—	—	90,446	90,446	190	857	1,047	91,493
Other comprehensive income
Other comprehensive loss before reclassification	—	—	—	(5,017)	—	(5,017)	(10)	(325)	(335)	(5,352)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(152)	—	(152)	(1)	(23)	(24)	(176)
Deferred compensation plan, net	—	(1,392)	1,392	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	3,950	—	—	3,952	—	—	—	3,952
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	(6,051)	—	—	(6,051)	—	—	—	(6,051)
Common stock repurchased and retired	(6)	—	(32,772)	—	—	(32,778)	—	—	—	(32,778)
Common stock issued under dividend reinvestment plan	—	—	383	—	—	383	—	—	—	383
Contributions from partners	—	—	—	—	—	—	—	895	895	895
Distributions to partners	—	—	—	—	—	—	—	(1,565)	(1,565)	(1,565)
Reallocation of limited partner's interest	—	—	(66)	—	—	(66)	—	66	66	—
Cash dividends declared:
Common stock/unit ($0.585 per share)	—	—	—	—	(97,992)	(97,992)	(204)	—	(204)	(98,196)
Balance at March 31, 2019	$1,675	(21,226)	7,639,353	(6,096)	(1,263,011)	6,350,695	10,641	41,437	52,078	6,402,773

Balance at December 31, 2019	$1,676	(23,199)	7,654,930	(11,997)	(1,408,062)	6,213,348	36,100	40,513	76,613	6,289,961
Net (loss) income	—	—	—	—	(25,332)	(25,332)	(115)	664	549	(24,783)
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	(14,938)	—	(14,938)	(67)	(1,059)	(1,126)	(16,064)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	1,404	—	1,404	6	15	21	1,425
Deferred compensation plan, net	—	(698)	698	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	1	—	3,763	—	—	3,764	—	—	—	3,764
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	(5,188)	—	—	(5,188)	—	—	—	(5,188)
Common stock issued under dividend reinvestment plan	—	—	379	—	—	379	—	—	—	379
Common stock issued, net of issuance costs	19	—	125,754	—	—	125,773	—	—	—	125,773
Contributions from partners	—	—	—	—	—	—	—	100	100	100
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	1,275	—	1,275	1,275
Distributions to partners	—	—	—	—	—	—	—	(1,164)	(1,164)	(1,164)
Cash dividends declared:
Common stock/unit ($0.595 per share)	—	—	—	—	(99,788)	(99,788)	(455)	—	(455)	(100,243)
Balance at March 31, 2020	$1,696	(23,897)	7,780,336	(25,531)	(1,533,182)	6,199,422	36,744	39,069	75,813	6,275,235

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and 2019

(in thousands)

(unaudited)

	2020	2019
Cash flows from operating activities:
Net (loss) income	$(24,783)	91,493
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	89,295	97,194
Amortization of deferred loan costs and debt premiums	2,619	2,921
(Accretion) and amortization of above and below market lease intangibles, net	(12,460)	(13,090)
Stock-based compensation, net of capitalization	3,320	3,475
Equity in income of investments in real estate partnerships	(11,418)	(30,828)
Gain on sale of real estate, net of tax	(38,005)	(16,490)
Provision for impairment of real estate, net of tax	784	1,672
Provision for impairment of goodwill	132,128	—
Early extinguishment of debt	—	10,591
Distribution of earnings from investments in real estate partnerships	16,440	14,417
Settlement of derivative instruments	—	(5,719)
Deferred compensation expense	(4,328)	2,314
Realized and unrealized gain on investments	4,923	(2,354)
Changes in assets and liabilities:
Tenant and other receivables	18,569	9,050
Deferred leasing costs	(1,352)	(2,491)
Other assets	(12,201)	(11,212)
Accounts payable and other liabilities	(27,498)	(8,908)
Tenants’ security, escrow deposits and prepaid rent	(10,355)	(10,671)
Net cash provided by operating activities	125,678	131,364
Cash flows from investing activities:
Acquisition of operating real estate	(16,867)	(15,722)
Advance deposits refunded (paid) on acquisition of operating real estate	100	(1,250)
Real estate development and capital improvements	(56,309)	(39,929)
Proceeds from sale of real estate investments	103,522	82,533
Issuance of notes receivable	(167)	—
Investments in real estate partnerships	(32,972)	(19,587)
Return of capital from investments in real estate partnerships	—	41,587
Dividends on investment securities	84	116
Acquisition of investment securities	(4,392)	(5,359)
Proceeds from sale of investment securities	4,448	4,612
Net cash (used in) provided by investing activities	(2,553)	47,001
Cash flows from financing activities:
Net proceeds from common stock issuance	125,773	—
Repurchase of common shares in conjunction with equity award plans	(5,298)	(6,148)
Common shares repurchased through share repurchase program	—	(32,778)
Proceeds from sale of treasury stock	49	8
Distributions to limited partners in consolidated partnerships, net	(1,064)	(1,485)
Distributions to exchangeable operating partnership unit holders	(455)	(204)
Dividends paid to common stockholders	(99,409)	(97,608)
Repayment of fixed rate unsecured notes	—	(250,000)
Proceeds from issuance of fixed rate unsecured notes, net	—	298,983
Proceeds from unsecured credit facilities	610,000	110,000
Repayment of unsecured credit facilities	(125,000)	(145,000)
Repayment of notes payable	(3,891)	(40,315)
Scheduled principal payments	(2,547)	(2,235)
Payment of loan costs	—	(3,342)
Early redemption costs	—	(10,647)
Net cash provided by (used in) financing activities	498,158	(180,771)
Net increase (decrease) in cash and cash equivalents and restricted cash	621,283	(2,406)
Cash and cash equivalents and restricted cash at beginning of the period	115,562	45,190
Cash and cash equivalents and restricted cash at end of the period	$736,845	42,784

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and 2019

(in thousands)

(unaudited)

	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,175 and $1,015 in 2020 and 2019, respectively)	$47,912	42,421
Cash paid for income taxes, net of refunds	$317	15
Supplemental disclosure of non-cash transactions:
Acquisition of real estate previously held within Investments in real estate partnerships	$5,986	—
Mortgage loan assumed with the acquisition of real estate	$16,359	—
Exchangeable operating partnership units issued for acquisition of real estate	$1,275	—
Change in accrued capital expenditures	$4,942	10,494
Common stock issued under dividend reinvestment plan	$379	383
Stock-based compensation capitalized	$554	573
Contributions from limited partners in consolidated partnerships, net	$—	881
Common stock issued for dividend reinvestment in trust	$265	238
Contribution of stock awards into trust	$862	1,328
Distribution of stock held in trust	$390	167
Change in fair value of securities	$577	174

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

(in thousands, except unit data)

	2020	2019
Assets	(unaudited)
Real estate assets, at cost	$11,137,612	11,095,294
Less: accumulated depreciation	1,829,005	1,766,162
Real estate assets, net	9,308,607	9,329,132
Investments in real estate partnerships	489,500	469,522
Properties held for sale	27,889	45,565
Cash, cash equivalents and restricted cash, including $3,595 and $2,542 of restricted cash at March 31, 2020 and December 31, 2019, respectively	736,845	115,562
Tenant and other receivables	148,058	169,337
Deferred leasing costs, less accumulated amortization of $110,158 and $108,381 at March 31, 2020 and December 31, 2019, respectively	77,100	76,798
Acquired lease intangible assets, less accumulated amortization of $268,063 and $259,310 at March 31, 2020 and December 31, 2019, respectively	228,819	242,822
Right of use assets, net	290,993	292,786
Other assets	260,500	390,729
Total assets	$11,568,311	11,132,253
Liabilities and Capital
Liabilities:
Notes payable	$3,445,400	3,435,161
Unsecured credit facilities	969,457	484,383
Accounts payable and other liabilities	194,835	213,705
Acquired lease intangible liabilities, less accumulated amortization of $144,682 and $131,676 at March 31, 2020 and December 31, 2019, respectively	413,108	427,260
Lease liabilities	221,703	222,918
Tenants’ security, escrow deposits and prepaid rent	48,573	58,865
Total liabilities	5,293,076	4,842,292
Commitments and contingencies	—	—
Capital:
Partners’ capital:
General partner; 169,620,627 and 167,571,218 units outstanding at March 31, 2020 and December 31, 2019, respectively	6,224,953	6,225,345
Limited partners; 765,046 and 746,433 units outstanding at March 31, 2020 and December 31, 2019	36,744	36,100
Accumulated other comprehensive (loss)	(25,531)	(11,997)
Total partners’ capital	6,236,166	6,249,448
Noncontrolling interest: Limited partners’ interests in consolidated partnerships	39,069	40,513
Total capital	6,275,235	6,289,961
Total liabilities and capital	$11,568,311	11,132,253

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended March 31,
	2020	2019
Revenues:
Lease income	$274,537	277,303
Other property income	2,305	1,982
Management, transaction, and other fees	6,816	6,972
Total revenues	283,658	286,257
Operating expenses:
Depreciation and amortization	89,295	97,194
Operating and maintenance	42,369	40,638
General and administrative	13,705	21,300
Real estate taxes	35,887	34,155
Other operating expenses	1,337	1,134
Total operating expenses	182,593	194,421
Other expense (income):
Interest expense, net	37,436	37,752
Goodwill impairment	132,128	—
Provision for impairment of real estate, net of tax	784	1,672
Gain on sale of real estate, net of tax	(38,005)	(16,490)
Early extinguishment of debt	—	10,591
Net investment loss (income)	4,923	(2,354)
Total other expense (income)	137,266	31,171
(Loss) income from operations before equity in income of investments in real estate partnerships	(36,201)	60,665
Equity in income of investments in real estate partnerships	11,418	30,828
Net (loss) income	(24,783)	91,493
Limited partners’ interests in consolidated partnerships	(664)	(857)
Net (loss) income attributable to common unit holders	$(25,447)	90,636

(Loss) income per common unit - basic	$(0.15)	0.54
(Loss) income per common unit - diluted	$(0.15)	0.54

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended March 31,
	2020	2019
Net (loss) income	$(24,783)	91,493
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(16,079)	(5,489)
Reclassification adjustment of derivative instruments included in net (loss) income	1,425	(176)
Unrealized gain (loss) on available-for-sale debt securities	15	137
Other comprehensive loss	(14,639)	(5,528)
Comprehensive (loss) income	(39,422)	85,965
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	664	857
Other comprehensive loss attributable to noncontrolling interests	(1,044)	(348)
Comprehensive (loss) income attributable to noncontrolling interests	(380)	509
Comprehensive (loss) income attributable to the Partnership	$(39,042)	85,456

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended March 31, 2020 and 2019

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2018	$6,398,897	10,666	(927)	6,408,636	41,532	6,450,168
Net income	90,446	190	—	90,636	857	91,493
Other comprehensive income
Other comprehensive loss before reclassification	—	(10)	(5,017)	(5,027)	(325)	(5,352)
Amounts reclassified from accumulated other comprehensive loss	—	(1)	(152)	(153)	(23)	(176)
Deferred compensation plan, net	—	—	—	—	895	895
Distributions to partners	(97,992)	(204)	—	(98,196)	(1,565)	(99,761)
Reallocation of limited partner's interest	(66)	—	—	(66)	66	—
Restricted units issued as a result of amortization of restricted stock issued by Parent Company	3,952	—	—	3,952	—	3,952
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(32,778)	—	—	(32,778)	—	(32,778)
Common units issued as a result of common stock issued by Parent Company, net of repurchases	(5,668)	—	—	(5,668)	—	(5,668)
Balance at March 31, 2019	$6,356,791	10,641	(6,096)	6,361,336	41,437	6,402,773

Balance at December 31, 2019	$6,225,345	36,100	(11,997)	6,249,448	40,513	6,289,961
Net (loss) income	(25,332)	(115)	—	(25,447)	664	(24,783)
Other comprehensive loss
Other comprehensive loss before reclassification	—	(67)	(14,938)	(15,005)	(1,059)	(16,064)
Amounts reclassified from accumulated other comprehensive loss	—	6	1,404	1,410	15	1,425
Contributions from partners	—	—	—	—	100	100
Issuance of exchangeable operating partnership units	—	1,275	—	1,275	—	1,275
Distributions to partners	(99,788)	(455)	—	(100,243)	(1,164)	(101,407)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	3,764	—	—	3,764	—	3,764
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	125,773	—	—	125,773	—	125,773
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	(4,809)	—	—	(4,809)	—	(4,809)
Balance at March 31, 2020	$6,224,953	36,744	(25,531)	6,236,166	39,069	6,275,235

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and 2019

(in thousands)

(unaudited)

	2020	2019
Cash flows from operating activities:
Net (loss) income	$(24,783)	91,493
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	89,295	97,194
Amortization of deferred loan costs and debt premiums	2,619	2,921
(Accretion) and amortization of above and below market lease intangibles, net	(12,460)	(13,090)
Stock-based compensation, net of capitalization	3,320	3,475
Equity in income of investments in real estate partnerships	(11,418)	(30,828)
Gain on sale of real estate, net of tax	(38,005)	(16,490)
Provision for impairment of real estate, net of tax	784	1,672
Provision for impairment of goodwill	132,128	—
Early extinguishment of debt	—	10,591
Distribution of earnings from investments in real estate partnerships	16,440	14,417
Settlement of derivative instruments	—	(5,719)
Deferred compensation expense	(4,328)	2,314
Realized and unrealized gain on investments	4,923	(2,354)
Changes in assets and liabilities:
Tenant and other receivables	18,569	9,050
Deferred leasing costs	(1,352)	(2,491)
Other assets	(12,201)	(11,212)
Accounts payable and other liabilities	(27,498)	(8,908)
Tenants’ security, escrow deposits and prepaid rent	(10,355)	(10,671)
Net cash provided by operating activities	125,678	131,364
Cash flows from investing activities:
Acquisition of operating real estate	(16,867)	(15,722)
Advance deposits refunded (paid) on acquisition of operating real estate	100	(1,250)
Real estate development and capital improvements	(56,309)	(39,929)
Proceeds from sale of real estate investments	103,522	82,533
Issuance of notes receivable	(167)	—
Investments in real estate partnerships	(32,972)	(19,587)
Return of capital from investments in real estate partnerships	—	41,587
Dividends on investment securities	84	116
Acquisition of investment securities	(4,392)	(5,359)
Proceeds from sale of investment securities	4,448	4,612
Net cash (used in) provided by investing activities	(2,553)	47,001
Cash flows from financing activities:
Net proceeds from common stock issuance	125,773	—
Repurchase of common shares in conjunction with equity award plans	(5,298)	(6,148)
Common units repurchased through share repurchase program	—	(32,778)
Proceeds from sale of treasury stock	49	8
Distributions to limited partners in consolidated partnerships, net	(1,064)	(1,485)
Distributions to partners	(99,864)	(97,812)
Repayment of fixed rate unsecured notes	—	(250,000)
Proceeds from issuance of fixed rate unsecured notes, net	—	298,983
Proceeds from unsecured credit facilities	610,000	110,000
Repayment of unsecured credit facilities	(125,000)	(145,000)
Repayment of notes payable	(3,891)	(40,315)
Scheduled principal payments	(2,547)	(2,235)
Payment of loan costs	—	(3,342)
Early redemption costs	—	(10,647)
Net cash provided by (used in) financing activities	498,158	(180,771)
Net increase (decrease) in cash and cash equivalents and restricted cash	621,283	(2,406)
Cash and cash equivalents and restricted cash at beginning of the period	115,562	45,190
Cash and cash equivalents and restricted cash at end of the period	$736,845	42,784

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and 2019

(in thousands)

(unaudited)

	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,175 and $1,015 in 2020 and 2019, respectively)	$47,912	42,421
Cash paid for income taxes, net of refunds	$317	15
Supplemental disclosure of non-cash transactions:
Acquisition of real estate previously held within Investments in real estate partnerships	$5,986	—
Mortgage loan assumed with the acquisition of real estate	$16,359	—
Exchangeable operating partnership units issued for acquisition of real estate	$1,275	—
Change in accrued capital expenditures	$4,942	10,494
Common stock issued by Parent Company for dividend reinvestment plan	$379	383
Stock-based compensation capitalized	$554	573
Contributions from limited partners in consolidated partnerships, net	$—	881
Common stock issued for dividend reinvestment in trust	$265	238
Contribution of stock awards into trust	$862	1,328
Distribution of stock held in trust	$390	167
Change in fair value of securities	$577	174

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

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

As of March 31, 2020, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 301 properties and held partial interests in an additional 115 properties through unconsolidated Investments in real estate partnerships (also referred to as “joint ventures” or “investment partnerships”).

COVID-19 Pandemic

On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During March 2020, COVID-19 began to appear in and spread throughout the United States and active measures to prevent the spread of the virus were initiated, focused on social distancing practices.  The virus continued to spread among more populated cities and communities resulting in federal, state and local government agencies issuing regulatory orders enforcing social distancing and limiting group gatherings in order to further prevent the spread.   While laws vary by state, generally, businesses deemed essential to the public are able to operate while non-essential businesses are not.  Grocer tenants that anchor over 80% of our operating centers are considered essential businesses and the majority have remained open and operational to serve the residents of their communities.  Many restaurants are also considered essential, although the social distancing and group gathering limitations generally prevent in-store or dine-in activity, forcing some of these retailers to evaluate alternate means of providing essential goods and services to the public or, like nonessential tenants, to close during this pandemic.  The duration and severity of this pandemic are still uncertain and continue to evolve.

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature, except for the goodwill impairment, discussed in Note 4, resulting from the market and economic impacts of the COVID-19 pandemic.

Consolidation

The Company consolidates properties that are wholly-owned and properties where it owns less than 100%, but which it has control over the activities most important to the overall success of the partnership. Control is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities ("VIEs") and voting interest entities.

Ownership of the Operating Partnership

The Operating Partnership’s capital includes general and limited common Partnership Units. As of March 31, 2020, the Parent Company owned approximately 99.6% of the outstanding common Partnership Units of the Operating Partnership, with the remaining limited common Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). Each EOP unit is exchangeable for cash or one share of common stock of the Parent Company, at the discretion of the Parent Company, and the unit holder cannot require redemption in cash or other assets.  The Parent Company has evaluated the conditions as specified under Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity as it relates to exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering unregistered common stock.  Accordingly, the Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company’s only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

Real Estate Partnerships

As of March 31, 2020, Regency had a partial ownership interest in 126 properties through partnerships, of which 11 are consolidated. Regency's partners include institutional investors and other real estate developers and/or operators (the “Partners” or “limited partners”). Regency has a variable interest in these entities through its equity interests, with Regency the primary beneficiary in certain of these real estate partnerships. As such, Regency consolidates the partnerships for which it is the primary beneficiary and reports the limited partners’ interests as Noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not control, but has significant influence, Regency recognizes its investment in them using the equity method of accounting.

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

The major classes of assets, liabilities, and non-controlling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Assets
Net real estate investments (1)	$136,017	325,464
Cash, cash equivalents and restricted cash (1)	4,055	57,269
Liabilities
Notes payable	15,557	17,740
Equity
Limited partners’ interests in consolidated partnerships	30,436	30,655

(1)	Included in the December 31, 2019 balances were real estate assets and cash held in Section 1031 like-kind exchanges, of which none remained at March 31, 2020.

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

		Three months ended March 31,
(in thousands)	Timing of satisfaction of performance obligations	2020	2019
Other property income	Point in time	$2,305	1,982
Management, transaction and other fees
Property management services	Over time	3,879	3,764
Asset management services	Over time	1,838	1,777
Leasing services	Point in time	710	758
Other transaction fees	Point in time	389	673
Total management, transaction, and other fees		$6,816	6,972

The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $10.1 million and $11.6 million, as of March 31, 2020 and December 31, 2019, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements and expected impact on our financial statements:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Recently adopted:

Accounting Standards Update (“ASU”) 2016-13, June 2016, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

This ASU applies to how the Company evaluates impairments of any available-for-sale debt securities and any non-operating lease receivables, including lease receivables arising from leases classified as sales-type or direct finance leases.

January 2020

The Company has completed its evaluation and adoption of this standard, which resulted in changes in evaluating impairment of its available-for-sale debt securities.  Declines in fair value below amortized cost resulting from credit related factors will be reflected in earnings, within Net investment income in the accompanying Consolidated Statements of Operations. Changes in value from market related factors continue to be recognized in Other comprehensive income (“OCI”).

The Company’s investments in available-for-sale debt securities are invested in investment grade quality holdings or U.S. government backed securities, and are well diversified.  During the three months ended March 31, 2020, the Company did not recognize any allowance for credit loss.

Additionally, the Company’s non-operating lease receivables experienced no credit losses during the three months ended March 31, 2020, and the Company has no other financial instruments, such as lease receivables arising from sales-type or direct finance leases, subject to this ASU.

ASU 2018-19, November 2018: Codification Improvements to Topic 326, Financial Instruments - Credit Losses

This ASU clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases.

		January 2020	The Company has completed its evaluation and adoption of this standard with no additional changes in its accounting for operating leases and related receivables.

ASU 2018-13, August 2018, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

This ASU modifies the disclosure requirements for fair value measurements within the scope of Topic 820, Fair Value Measurements, including the removal and modification of certain existing disclosures, and the addition of new disclosures.

		January 2020	The Company has completed its evaluation and adoption of this new standard. The Company does not have any assets or liabilities measured to fair value using Level 3 measurements at March 31, 2020.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

ASU 2018-15, August 2018, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.

The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  The ASU provides further clarification of the appropriate presentation of capitalized costs, the period over which to recognize the expense, the presentation within the Statements of Operations and Statements of Cash Flows, and disclosure requirements.

January 2020

The Company has completed its evaluation and adoption of this standard.  Qualifying implementation costs incurred in a cloud computing arrangement that is a service contract are no longer expensed as incurred but rather are deferred within Other assets and amortized to earnings, within General and administrative expense in the accompanying Consolidated Statements of Operations, over the term of the arrangement.  Cash flows attributable to the service arrangements, including implementation thereof, are reflected as Operating cash flows within the Consolidated Statements of Cash Flows.

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur.

March 2020 through December 31, 2022

The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.  As additional index changes in the market occur, the Company will evaluate the impact of the guidance and may apply other elections as applicable.

Not yet adopted:

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes, and also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.

Notable changes of potential impact include income-based franchise taxes and interim period recognition of enacted changes in tax laws or rates.

		January 2021	The Company is evaluating this update and does not expect it to have a material impact to its financial condition, results of operations, cash flows or related footnote disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

2.	Real Estate Investments

The following tables detail shopping centers acquired or land acquired for development or redevelopment:

(in thousands)		Three months ended March 31, 2020
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/1/20	Country Walk Plaza (1)	Miami, FL	Operating	100%	$39,625	16,359	3,294	2,452

(1)

The purchase price presented above reflects the purchase price for 100% of the property, of which the Company previously owned a 30% equity interest prior to acquiring the partner’s interest and gaining control.

(in thousands)		Three months ended March 31, 2019
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/8/19	Pablo Plaza (1)	Jacksonville, FL	Operating	100%	$600	—	—	—
2/8/19	Melrose Market	Seattle, WA	Operating	100%	15,515	—	941	358
Total property acquisitions					$16,115	—	941	358

(1)	The Company purchased a 0.17 acre land parcel adjacent to the Company's existing operating Pablo Plaza for redevelopment.
3.	Property Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Three months ended March 31,
(in thousands, except number sold data)	2020	2019
Net proceeds from sale of real estate investments (1)	$103,522	82,533
Gain on sale of real estate, net of tax	38,005	16,490
Provision for impairment of real estate sold	—	1,672
Number of operating properties sold	2	4
Number of land parcels sold	1	2
Percent interest sold	100%	100%

(1)	Includes proceeds from repayment of a short-term note on the sale of one of the properties, issued at closing and repaid during the same three months ended in March 31, 2020.

At March 31, 2020, the Company also had one property classified within Properties held for sale on the Consolidated Balance Sheets.
4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets:

(in thousands)	March 31, 2020	December 31, 2019
Goodwill, net	$174,830	307,434
Investments	45,301	50,354
Prepaid and other	29,354	18,169
Derivative assets	—	2,987
Furniture, fixtures, and equipment, net	6,868	7,098
Deferred financing costs, net	4,147	4,687
Total other assets	$260,500	390,729

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

The following table presents the goodwill balances and activity during the year to date periods ended:

	March 31, 2020			December 31, 2019
(in thousands)	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$310,388	(2,954)	307,434	316,858	(2,715)	314,143
Goodwill allocated to Provision for impairment	—	(132,179)	(132,179)	—	(2,954)	(2,954)
Goodwill allocated to Properties held for sale	(963)	963	—	(2,472)	—	(2,472)
Goodwill associated with disposed reporting units:
Goodwill allocated to Provision for impairment	—	—	—	(1,779)	1,779	—
Goodwill allocated to Gain on sale of real estate	(425)	—	(425)	(2,219)	936	(1,283)
End of period balance	$309,000	(134,170)	174,830	310,388	(2,954)	307,434

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

During the three months ended March 31, 2020, the Company recognized $132.2 million of Goodwill impairment.  The market disruptions related to the significant economic impacts of the COVID-19 pandemic triggered evaluation of reporting unit fair values for goodwill impairment. The Company’s reporting units are at the individual property level. The carrying value of long lived assets of the reporting units were first tested for recoverability with no resulting impairments.  Next, the fair value of each reporting unit was compared to its carrying value, including goodwill.  Of the 269 reporting units with goodwill, 87 of those were determined to have fair values lower than carrying value.  As such, goodwill impairment losses totaling $132.2 million were recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit.  Fair values of the reporting units were determined using a discounted cash flow approach, including current market cash flow assumptions for impacts to existing tenant contractual rent as well as prospective future rent and occupancy changes and related capital and operating expenditures.  The cap rates and discount rates used in the analysis reflect management’s best estimate of market rates adjusted for the current environment.
5.	Notes Payable and Unsecured Credit Facilities

The Company’s outstanding debt consisted of the following:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	March 31, 2020	December 31, 2019
Notes payable:
Fixed rate mortgage loans	4.4%	3.9%	$351,914	342,020
Variable rate mortgage loans (1)	3.1%	3.2%	148,057	148,389
Fixed rate unsecured debt	3.9%	4.0%	2,945,429	2,944,752
Total notes payable			3,445,400	3,435,161
Unsecured credit facilities:
Line of Credit (the "Line") (2)	2.5%	2.7%	705,000	220,000
Term loans	2.0%	2.1%	264,457	264,383
Total unsecured credit facilities			969,457	484,383
Total debt outstanding			$4,414,857	3,919,544

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

Significant financing activity during 2020 includes:

•

During March, the Company borrowed an additional $500 million on its Line to enhance its financial liquidity and to provide financial flexibility to continue its business initiatives amid the evolving effects of the COVID-19 pandemic.  The Line provides the Company with total borrowing capacity of $1.25 billion and a maturity date subject to two additional six-month extensions at the Company’s election.

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	March 31, 2020
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2020 (2)	$8,671	35,250	—	43,921
2021	11,598	74,101	—	85,699
2022	11,797	5,848	1,270,000	1,287,645
2023	10,124	59,374	—	69,498
2024	5,301	90,742	250,000	346,043
Beyond 5 Years	21,712	161,303	2,425,000	2,608,015
Unamortized debt premium/(discount) and issuance costs	—	4,150	(30,114)	(25,964)
Total	$69,203	430,768	3,914,886	4,414,857

(1)	Includes unsecured public and private debt and unsecured credit facilities.
(2)	Reflects scheduled principal payments for the remainder of the year.

The Company was in compliance as of March 31, 2020 with the financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities, and expects to remain in compliance.

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

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Counterparty Pays Variable Rate of	Regency Pays Fixed Rate of	March 31, 2020	December 31, 2019
8/1/16	1/5/22	265,000	1 Month LIBOR with Floor	1.053%	$(3,192)	2,674
4/7/16	4/1/23	19,678	1 Month LIBOR	1.303%	(569)	148
12/1/16	11/1/23	32,809	1 Month LIBOR	1.490%	(1,311)	84
9/17/19	3/17/25	24,000	1 Month LIBOR	1.542%	(1,319)	81
6/2/17	6/2/27	37,022	1 Month LIBOR with Floor	2.366%	(4,029)	(1,515)
					$(10,420)	1,472

(1)

Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of March 31, 2020, does not have any derivatives that are not designated as hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Loss (“AOCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into (Loss) Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
(in thousands)	2020	2019		2020	2019		2020	2019
Interest rate swaps	$(16,079)	(5,489)	Interest expense	$1,425	(176)	Interest expense, net	$37,436	37,752

As of March 31, 2020, the Company expects approximately $7.4 million of net deferred losses on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months. Included in the reclassification is $2.8 million related to previously settled swaps on the Company's ten and thirty year fixed rate unsecured debt.
7.	Leases

All of the Company’s leases are classified as operating leases.  The Company's Lease income is comprised of both fixed and variable income, as follows:

Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent, and in some cases stated amounts for common area maintenance (“CAM”), real estate taxes, and insurance. Income for these amounts is recognized on a straight- line basis.

Variable lease income includes the following two main items in the lease contracts:

(i) Recoveries from tenants represents amounts tenants are contractually obligated to reimburse the Company for the tenants’ portion of actual Recoverable Costs incurred. Generally the Company’s leases provide for the tenants to reimburse the Company based on the tenants’ share of the actual costs incurred in proportion to the tenants’ share of leased space in the property.

(ii) Percentage rent represents amounts billable to tenants based on the tenants' actual sales volume in excess of levels specified in the lease contract.

The following table provides a disaggregation of lease income recognized under ASC Topic 842 as either fixed or variable lease income based on the criteria specified in ASC 842:

(in thousands)	Three months ended March 31,
	2020	2019
Operating lease income
Fixed and in-substance fixed lease income	$204,943	202,163
Variable lease income	64,668	62,835
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization	12,880	13,454
Uncollectible straight line rent	(3,902)	(285)
Uncollectible amounts in lease income	(4,052)	(864)
Total lease income	$274,537	277,303

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

Lease income for operating leases with fixed payment terms is recognized on a straight-line basis over the expected term of the lease for all leases for which collectibility is considered probable at the commencement date.  At lease commencement, the Company generally expects that collectibility is probable due to the Company’s credit checks on tenants and other creditworthiness analysis undertaken before entering into a new lease; therefore, income from most operating leases is initially recognized on a straight-line basis.  For operating leases in which collectibility of Lease income is not considered probable, Lease income is recognized on a cash basis and all previously recognized straight-line rent receivables are reversed in the period in which the Lease income is determined not to be probable of collection.  In addition to the lease-specific collectability assessment performed under Topic 842, the Company also recognizes a general reserve, as a reduction to Lease income, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical collection experience.

During the three months ended March 31, 2020, the Company experienced a higher rate of uncollectible lease income driven by changes in expectations of collectibility for certain tenants given the expected impact of the COVID-19 pandemic to our tenants.

Additionally, certain tenants experiencing economic difficulties during this pandemic may seek future rent relief, which may be provided in the form of rent abatement or rent deferrals, among other possible agreements.  Under Topic 842, subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications.  Due to the number of lease contracts that would require analysis to determine, on a lease by lease basis, whether such a concession is required to be accounted for as a lease modification, the FASB staff provided clarity as to an acceptable approach in accounting for lease concessions related to the effects of the COVID-19 pandemic.  The FASB staff provided guidance that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed in the existing lease contract, thereby not requiring entities to apply lease modification guidance to those contracts.  The Company is evaluating the options to account for such COVID-19 concessions.

8.	Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	March 31, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,445,400	3,611,169	3,435,161	3,688,604
Unsecured credit facilities	$969,457	960,796	484,383	489,496

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of March 31, 2020 and December 31, 2019, respectively. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment loss (income) in the accompanying Consolidated Statements of Operations, and include unrealized losses of $5.4 million during the three months ended March 31, 2020 and unrealized gains of $2.2 million for the three months ended March 31, 2019.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$34,240	34,240	—	—
Available-for-sale debt securities	11,061	—	11,061	—
Total	$45,301	34,240	11,061	—
Liabilities:
Interest rate derivatives	$(10,420)	—	(10,420)	—

	Fair Value Measurements as of December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$39,599	39,599	—	—
Available-for-sale debt securities	10,755	—	10,755	—
Interest rate derivatives	2,987	—	2,987	—
Total	$53,341	39,599	13,742	—
Liabilities:
Interest rate derivatives	$(1,515)	—	(1,515)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

There were no assets measured at fair value on a nonrecurring basis as of March 31, 2020.  The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a nonrecurring basis as of December 31, 2019:

	Fair Value Measurements as of December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
Operating properties	$71,131	—	28,131	43,000	(50,553)

9.	Equity and Capital

Common Stock of the Parent Company

At the Market (“ATM”) Program

The Parent Company's ATM equity program expired on March 31, 2020.  Prior to expiration, the Company issued forward sale agreements under its ATM program, which the Company settled during March 2020.  At settlement, the Company issued 1,894,845 shares of its common stock, receiving $125.8 million of net proceeds which are expected to be used for working capital and general corporate purposes.

Share Repurchase Program

On February 4, 2020, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million shares of its outstanding common stock through open market purchases or in privately negotiated transactions. Any shares purchased will be retired. The program is set to expire on February 5, 2021. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the Board. Through March 31, 2020, no shares have been repurchased under this program.

Common Units of the Operating Partnership

Common units of the operating partnership are issued or redeemed and retired for each of the shares of Parent Company common stock issued or repurchased and retired, as described above.

In January 2020, the Operating Partnership issued 18,613 exchangeable operating partnership units, valued at $1.3 million, as partial purchase price consideration for the acquisition of an additional 16.62% interest in an operating shopping center.
10.	Stock-Based Compensation

During the three months ended March 31, 2020, the Company granted 231,099 shares of restricted stock with a weighted-average grant-date fair value of $67.47 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations.
11.	Non-Qualified Deferred Compensation Plan (“NQDCP”)

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

The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

(in thousands)	March 31, 2020	December 31, 2019	Location in Consolidated Balance Sheets
Assets:
Securities	$32,083	36,849	Other assets
Liabilities:
Deferred compensation obligation	$32,030	36,755	Accounts payable and other liabilities

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

12.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2020	2019
Numerator:
(Loss) income attributable to common stockholders - basic	$(25,332)	90,446
(Loss) income attributable to common stockholders - diluted	$(25,332)	90,446
Denominator:
Weighted average common shares outstanding for basic EPS	167,908	167,440
Weighted average common shares outstanding for diluted EPS (1)	167,908	167,717
(Loss) income per common share – basic	$(0.15)	0.54
(Loss) income per common share – diluted	$(0.15)	0.54

(1)

The three months ended March 31, 2020 excludes the impact of unvested restricted stock because they would be anti-dilutive.  The three months ended March 31, 2019 includes the dilutive impact of unvested restricted stock.

(Loss) income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding for the three months ended March 31, 2020 and 2019, was 765,046 and 349,902, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended March 31,
(in thousands, except per share data)	2020	2019
Numerator:
(Loss) income attributable to common unit holders - basic	$(25,447)	90,636
(Loss) income attributable to common unit holders - diluted	$(25,447)	90,636
Denominator:
Weighted average common units outstanding for basic EPU	168,673	167,790
Weighted average common units outstanding for diluted EPU (1)	168,673	168,067
(Loss) income per common unit – basic	$(0.15)	0.54
(Loss) income per common unit – diluted	$(0.15)	0.54

(1)

The three months ended March 31, 2020 excludes the impact of unvested restricted stock because they would be anti-dilutive.  The three months ended March 31, 2019 includes the dilutive impact of unvested restricted stock.

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

Environmental

The Company is subject to numerous environmental laws and regulations pertaining primarily to chemicals historically used by certain current and former dry cleaning tenants, the existence of asbestos in older shopping centers, and older underground petroleum storage tanks. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations. The Company can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental contaminants, that our estimate of liabilities will not change as more information becomes available, that any previous owner, occupant or tenant did not

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

create any material environmental condition not known to the Company, that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties, or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of March 31, 2020 and December 31, 2019, the Company had $9.7 million and $12.5 million, respectively, in letters of credit outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this document regarding anticipated financial, business, legal or other outcomes including business and market conditions, outlook and other similar statements relating to Regency’s future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “forecast,” “anticipate,” “guidance,” and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained, and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties.

Our operations are subject to a number of risks and uncertainties including, but not limited to, those listed below. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q  and our other filings and submissions to the SEC, which provide much more information and detail on the risks described below. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. Forward-looking statements are only as of the date they are made, and Regency undertakes no duty to update its forward-looking statements except as required by law. These risks and events include, without limitation:

Risk Factors Related to the COVID-19 Pandemic

•

Pandemics or other health crises may adversely affect our tenants’ financial condition, the profitability of our properties, our access to the capital markets and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Risk Factors Related to the Retail Industry

•	Economic and market conditions may adversely affect the retail industry and consequently reduce our revenues and cash flow, and increase our operating expenses.
•	Shifts in retail sales and delivery methods between brick and mortar stores, e-commerce, home delivery, and curbside pick-up may adversely impact our revenues and cash flows.
•	Changing economic and detail market conditions in geographic areas where our properties are concentrated may reduce our revenues and cash flow.
•	Our success depends on the success and continued presence of our “anchor” tenants.
•	A significant percentage of our revenues are derived from smaller “shop space” tenants and our net income may be adversely impacted if our smaller shop tenants are not successful.
•	We may be unable to collect balances due from tenants in bankruptcy.

Risk Factors Related to Real Estate Investments and Operations

•	We are subject to numerous laws and regulations that may adversely affect our operations or expose us to liability.
•	Our real estate assets may decline in value and be subject to impairment losses which may reduce our net income.
•	We face risks associated with development, redevelopment and expansion of properties.
•	We face risks associated with the development of mixed-use commercial properties.
•	We face risks associated with the acquisition of properties.
•	We face risks if we expand into new markets.
•	We may be unable to sell properties when desired because of market conditions.
•

Certain of the properties in our portfolio are subject to ground leases; if we are unable to renew a ground lease, purchase the fee simple interest, or are found to be in breach of a ground lease, we may be adversely affected.

•	Climate change may adversely impact our properties directly and may lead to additional compliance obligations and costs as well as additional taxes and fees.
•	Geographic concentration of our properties makes our business more vulnerable to natural disasters, severe weather conditions and climate change.
•	An uninsured loss or a loss that exceeds the insurance coverage on our properties may subject us to loss of capital and revenue on those properties
•	Loss of our key personnel may adversely affect our business and operations.
•	We face competition from numerous sources, including other REITs and other real estate owners.
•	Costs of environmental remediation may reduce our cash flow available for distribution to stock and unit holders.
•	Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unexpected expenditures.

•

The unauthorized access, use, theft or destruction of tenant or employee personal, financial or other data or of Regency’s proprietary or confidential information stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.

Risk Factors Related to Our Partnership and Joint Ventures

•	We do not have voting control over all of the properties owned in our co-investment partnerships and joint ventures, so we are unable to ensure that our objectives will be pursued.
•	The termination of our partnerships may adversely affect our cash flow, operating results, and our ability to make distributions to stock and unit holders.

Risk Factors Related to Funding Strategies and Capital Structure

•	Our ability to sell properties and fund acquisitions and developments may be adversely impacted by higher market capitalization rates and lower NOI at our properties which may dilute earnings.
•	We may acquire properties or portfolios of properties through tax-deferred contribution transactions, which may result in stockholder dilution and limit our ability to sell such assets.
•	We depend on external sources of capital, which may not be available in the future on favorable terms or at all.
•	Our debt financing may adversely affect our business and financial condition.
•	Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.
•	Increases in interest rates would cause our borrowing costs to rise and negatively impact our results of operations.
•

Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not perform and that the hedge will not yield the economic benefits we anticipate, which may adversely affect us.

•

The interest rates on our Unsecured Credit facilities as well as on our variable rate mortgages and interest rate swaps might change based on changes to the method in which LIBOR or its replacement rate is determined.

Risk Factors Related to our Company and the Market Price for Our Securities

•	Changes in economic and market conditions may adversely affect the market price of our securities.
•	There is no assurance that we will continue to pay dividends at historical rates.
•	Enhanced focus on corporate responsibility and sustainability, specifically related to environmental, social and governance matters, may impose additional costs and expose us to new risks.

Risk Factors Related to Laws and Regulations

•	If the Parent Company fails to qualify as a REIT for federal income tax purposes, it would be subject to federal income tax at regular corporate rates.
•	Recent changes to the U.S. tax laws may have a significant negative impact on the overall economy, our tenants, our investors, and our business.
•	Dividends paid by REITs generally do not qualify for reduced tax rates.
•	Certain foreign stockholders may be subject to U.S. federal income tax on gain recognized on a disposition of our common stock if we do not qualify as a “domestically controlled” REIT.
•	Legislative or other actions affecting REITs may have a negative effect on us.
•	Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
•	Restrictions on the ownership of the Parent Company's capital stock to preserve its REIT status may delay or prevent a change in control.
•	The issuance of the Parent Company's capital stock may delay or prevent a change in control.

Non-GAAP Measures

In addition to the required Generally Accepted Accounting Principles (“GAAP”) presentations, we use certain non-GAAP performance measures as we believe these measures improve the understanding of the Company's operational results. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes.  We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

We do not consider non-GAAP measures an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is they may exclude significant expense and income items that are required by GAAP to be recognized in our consolidated financial statements. In addition, they reflect the exercise of management’s judgment about which expense and income items are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, reconciliations of the non-GAAP financial measures we use to their most directly comparable GAAP measures are provided. Non-GAAP financial measures should not be relied upon in evaluating the financial condition, results of operations or future prospects of the Company.

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

•

Net Operating Income (“NOI”) is the sum of base rent, percentage rent, recoveries from tenants, other lease income, and other property income, less operating and maintenance expenses, real estate taxes, ground rent, and uncollectible lease income. NOI excludes straight-line rental income and expense, above and below market rent and ground rent amortization, tenant lease inducement amortization, and other fees. We also provide disclosure of NOI excluding termination fees, which excludes both termination fee income and expenses.

•

A Non-Same Property is any property, during either calendar year period being compared, that was acquired, sold, a Property in Development, a Development Completion, or a property under, or being positioned for, significant redevelopment that distorts comparability between periods.  Non-retail properties and corporate activities, including the captive insurance program, are part of Non-Same Property.

•

Operating EBITDAre begins with NAREIT EBITDAre and excludes certain non-cash components of earnings derived from above and below market rent amortization and straight-line rents.  We provide a reconciliation of Net income to NAREIT EBITDAre to Operating EBITDAre.

•	Pro-Rata information includes 100% of our consolidated properties plus our economic share (based on our ownership interest) in our unconsolidated real estate investment partnerships.

We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with the Company’s reported results under GAAP.  We believe presenting our Pro-rata share of assets, liabilities, operating results, and certain metrics, along with other non GAAP measures, makes comparisons of other REITs' operating results to ours more meaningful.  The Pro-rata information provided is not, nor is it intended to be, presented in accordance with GAAP.  The Pro-rata supplemental details of assets and liabilities and supplemental details of operations reflect our proportionate economic ownership of the assets, liabilities, and operating results of the properties in our portfolio.

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

Overview of Our Strategy

Regency Centers Corporation began its operations as a publicly-traded REIT in 1993, and as of March 31, 2020, had full or partial ownership interests in 416 retail properties primarily anchored by market leading grocery stores. Our properties are principally located in affluent and infill trade areas of the United States, and contain 52.2 million square feet (“SF”) of gross leasable area (“GLA”). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P., our wholly-owned subsidiaries, and through our co-investment partnerships.

As of March 31, 2020, the Parent Company owns approximately 99.6% of the outstanding common partnership units of the Operating Partnership.

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

•	Maintain an industry leading and disciplined development and redevelopment platform to deliver exceptional retail centers at higher returns as compared to acquisitions;
•	Support our business activities with a conservative capital structure, including a strong balance sheet;
•	Attain best-in-class environmental, social, and governance practices;
•	Engage an exceptional and diverse team that is guided by our strong values and special culture, while fostering an environment of innovation and continuous improvement; and
•	Increase earnings per share and dividends and generate total returns at or near the top of our shopping center peers.

COVID-19 Pandemic

On March 11, 2020, a novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During March 2020, COVID-19 began to appear in and spread throughout the United States and active measures to prevent the spread of the virus were initiated, focused on social distancing practices.  We have long had a business continuity and disaster recovery plan which has been successfully implemented in the past in response to hurricanes.  Our prior investments in our business continuity and disaster recovery plan are allowing us to continue operating during the COVID-19 pandemic as our employees practice social distancing by working safely from home, as their roles permit. We have been and expect to continue to be able to maintain our financial reporting systems as well as our internal control environment over our financial reporting and disclosure controls and procedures.  We will make necessary adjustment to our plans as circumstances evolve.  Additionally, we will be following CDC guidelines and considering best practices as we develop and implement our plans for reopening our offices to reasonably protect our people.

During March 2020, the virus continued to spread among more populated cities and communities in the United States resulting in federal, state and local government agencies issuing regulatory orders enforcing social distancing and limiting group gatherings in order to further prevent the spread.   While laws vary by state, generally, businesses deemed essential to the public are able to operate while non-essential businesses are not.  Grocer tenants that anchor over 80% of our operating centers are considered essential businesses and the majority have remained open and operational to serve the residents of their communities.  Many restaurants are also considered essential, although the social distancing and group gathering limitations generally prevent in-store or dine-in activity, forcing some of these retailers to evaluate alternate means of providing essential goods and services to the public or, like nonessential tenants, to close during this pandemic.

Our financial results for the period ending March 31, 2020 have been significantly impacted by the COVID-19 pandemic resulting in a Net Loss attributable to common stockholders, including a Goodwill impairment charge, and reductions in our non-GAAP performance measures, from changes in expected collectibility of Lease income.  On March 30, 2020, we withdrew our fiscal 2020 guidance previously provided on February 12, 2020, and during March, further strengthened our liquidity position through the settlement of our 2019 forward equity sales under our ATM program at a weighted average sales price of $67.99 per share generating $125.8 million in net proceeds together with a line draw of $500 million.  The profitability of our properties depends, in part, on the willingness of customers to visit our tenants’ businesses.  Although our tenant base includes essential businesses, such as grocery stores, which have been able to continue to operate and serve their customers, many non-essential businesses are experiencing significant declines in customer traffic or have temporarily closed their stores in reaction to government regulatory orders or overall efforts to support social distancing.  The effects from store closures and social distancing practices could have a significant adverse financial impact to certain of our non-essential business tenants, including our tenants’ ability to pay their rent obligations.  The COVID-19 pandemic is rapidly evolving, making the broader implications on our future results of operations and overall financial performance uncertain at this time.  While much of our lease income is derived from contractual rent payments, our tenants’ ability to meet their lease obligations may be significantly impacted by the disruptions and uncertainties of the COVID-19 pandemic. The duration and severity of the health crisis in the United States and the speed at which the country, states and localities are able to safely re-open will significantly impact the overall economy, our retail tenants, and therefore our results of operations.  As such, the effects of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial position until future periods and could result in a materially adverse impact to our financial condition and results of operations. See also Part II, Item 1A. Risk Factors for further discussion.

Executing on our Strategy

During the three months ended March 31, 2020:

We had Net (loss) income attributable to common stockholders of $(25.3) million, including a $132.1 million Goodwill impairment charge, as compared to $90.4 million during the three months ended March 31, 2020 and 2019, respectively.

Our same property NOI:

•	Our pro-rata same property NOI, excluding termination fees, declined 0.7%, primarily attributable to uncollectible Lease income in this current COVID-19 pandemic environment.
•	We executed 373 new and renewal leasing transactions representing 1.4 million pro-rata SF, with trailing twelve month rent spreads of 7.4% on comparable retail operating property spaces.
•	At March 31, 2020, our total property portfolio was 94.5% leased, while our same property portfolio was 95.0% leased.

We continued our development and redevelopment of high quality shopping centers at attractive returns on investment:

•	We started one redevelopment and completed four redevelopments.
•	Including these projects, a total of 19 properties were in process of development or redevelopment.
•

Due to the impacts of the COVID-19 pandemic, in-process projects in certain markets have stopped or have slowed significantly due to municipal orders requiring persons not engaged in essential business to remain at home or due to health concerns and labor limitations.  We are continuing to assess the impact of these delays to our in-process projects as well as the feasibility of our pipeline projects and non-essential capital expenditures in order to prioritize cash flow, increase liquidity, and preserve financial flexibility.

We maintained a conservative balance sheet providing liquidity and financial flexibility to respond to these uncertain economic times and to cost effectively fund investment opportunities and debt maturities:

•

During March, we settled our forward equity sales under our ATM program that we entered into during 2019 by delivering 1,894,845 shares of common stock and receiving $125.8 million in net proceeds.  We expect to use these proceeds for working capital and general corporate purposes.

•

We drew an additional $500 million on our Line to further strengthen our financial position and balance sheet, to enhance our financial liquidity, and to provide financial flexibility to continue our business initiatives amid the evolving effects of the COVID-19 pandemic.

•	At March 31, 2020, our annualized net debt-to-operating EBITDAre ratio on a pro-rata basis was 5.3x.

Property Portfolio

The following table summarizes general information related to the Consolidated Properties in our portfolio:

(GLA in thousands)	March 31, 2020	December 31, 2019
Number of Properties	301	303
Properties in Development and Redevelopment	14	16
GLA	37,274	37,556
% Leased – Operating and Development	94.4%	94.7%
% Leased – Operating	94.6%	94.9%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$22.50	$22.38

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our portfolio:

(GLA in thousands)	March 31, 2020	December 31, 2019
Number of Properties	115	116
Properties in Development and Redevelopment	5	6
GLA	14,952	15,050
% Leased – Operating and Development	95.0%	95.2%
% Leased –Operating	95.0%	95.2%
Weighted average annual effective rent PSF, net of tenant concessions	$21.94	$21.69

For the purpose of the following disclosures of occupancy and leasing activity, “anchor space” is considered space greater than or equal to 10,000 SF and “shop space” is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	March 31, 2020	December 31, 2019
% Leased – All Properties	94.5%	94.8%
Anchor space	96.9%	97.3%
Shop space	90.4%	90.6%

During the COVID-19 pandemic, there have been a number of tenants in our properties either required or electing to temporarily close.  Some of these tenants may be unable to sustain their business in this environment and may be unable to re-open.  As such, our occupancy rates could decline in future periods as the pandemic continues to impact our tenants.

The following table summarizes leasing activity, including our pro-rata share of activity within the portfolio of our co-investment partnerships:

	Three months ended March 31, 2020
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	4	45	$15.39	$9.79	$9.65
Renewal	25	742	14.68	0.25	0.48
Total Anchor Leases	29	787	$14.72	$0.80	$1.01
Shop Space
New	93	161	$36.76	$39.14	$11.38
Renewal	251	468	31.16	1.11	0.60
Total Shop Space Leases	344	629	$32.59	$10.84	$3.36
Total Leases	373	1,416	$22.67	$5.26	$2.06

	Three months ended March 31, 2019
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	3	75	$14.80	$42.63	$4.47
Renewal	20	445	12.80	0.26	0.08
Total Anchor Leases	23	520	$13.09	$6.36	$0.71
Shop Space
New	86	147	$33.78	$27.49	$7.63
Renewal	180	334	32.29	1.72	0.49
Total Shop Space Leases	266	481	$32.75	$9.59	$2.67
Total Leases	289	1,001	$22.54	$7.91	$1.65

The weighted average base rent on signed shop space leases during 2020 was $32.59, which is less than the weighted average annual base rent of all shop space leases due to expire during the next 12 months of $33.43 PSF. On a comparable basis, new and renewal rent spreads were positive for anchor and shop space leases.

Since the COVID-19 pandemic impacted the United States, new leasing activity has significantly declined as businesses delay executing leases amidst the immediate and uncertain future economic impacts.  This, coupled with potential retail failures, may result in decreased demand for retail space in our centers, which could result in pricing pressure on base rent.  Additionally, with the delays in construction for tenant improvements due to shelter-in-place orders, it may take longer before new tenants are able to open and commence rent payments.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. Based on their percentage of annualized base rent, the following table summarizes our most significant tenants, of which the top four are all grocers and considered essential businesses in this current COVID-19 pandemic environment:

	March 31, 2020
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Publix	68	6.6%	3.3%
Kroger	56	6.7%	3.0%
Albertsons Companies	46	4.3%	2.8%
Whole Foods	34	2.5%	2.5%
TJX Companies	63	3.2%	2.5%

(1)	Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

The impact of bankruptcies may increase significantly if tenants occupying our centers are unable to withstand and recover from the disruptions caused by the COVID-19 pandemic, which could materially adversely impact Lease income and could result in greater legal expenses within General and administrative expenses. Our management team devotes significant time to researching and monitoring retail trends, consumer preferences, customer shopping behaviors, changes in retail delivery methods, shifts to e-commerce, and changing demographics in order to anticipate the challenges and opportunities impacting the retail industry. Amidst the COVID-19 pandemic there is a greater focus on whether tenants are considered essential and non-essential retail, which for now directly impacts the retailer’s ability to operate and generate sufficient cash flows to meet their operating expenses, including lease payments.  Tight credit markets could negatively impact consumer spending and, along with large-scale business failures, have an adverse effect on our results from operations. We seek to mitigate these potential impacts through tenant diversification, replacing weaker tenants with stronger operators, anchoring our centers with market leading grocery stores that drive customer traffic, and maintaining a presence in affluent suburbs and dense infill trade areas. During the COVID-19 pandemic, we may also agree to defer or abate rent for certain tenants impacted by temporary closures.

We closely monitor the operating performance and rent collections of tenants in our shopping centers as well as those retailers experiencing significant changes to their business models as a result of reduced customer traffic in their stores and increased competition from e-commerce sales.  Retailers who are unable to withstand these and other business pressures, such as significant cash flow declines or debt maturities, may file for bankruptcy. As a result of our research and findings, we may reduce new leasing, suspend leasing, or curtail allowances for construction of leasehold improvements within certain retail categories or to a specific retailer in order to reduce our risk from bankruptcies and store closings.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and to release the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. As of March 31, 2020, tenants who are currently in bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 0.4% of our annual base rent on a pro-rata basis and we anticipate this could increase in future periods depending on the length and severity of the COVID-19 pandemic impacts.

Results from Operations

COVID-19 Pandemic: three months ended March 31, 2020 and 2019

The health crisis caused by the COVID-19 pandemic in the United States, and resulting economic disruption, is a rapidly evolving situation.  Our country’s efforts have been focused on addressing the health crisis and encouraging or requiring social distancing to prevent the spread of the virus, through various forms of federal, state, and local government actions.  While laws vary by state, generally, businesses deemed essential to the public are able to operate while non-essential businesses are not.  Grocer tenants that anchor over 80% of our operating centers are considered essential businesses and the majority have remained open and operational to serve the residents of their communities.  Many restaurants are also considered essential, although the social distancing and group gathering limitations generally prevent in-store or dine-in activity, forcing some of these retailers to evaluate alternate means of providing essential goods and services to the public or, like nonessential tenants, closing during this pandemic.  This may result in certain tenants requesting rent relief from monthly rent obligations during the pandemic closures and even renegotiating future rents based on changes to the economic environment, while some tenants may be unable to reopen.

The broader and longer-term implications of COVID-19 on our future results of operations and overall financial performance are uncertain at this time.  For the most part, our tenants pay monthly rental payments due at the beginning of the month, which were received as normal for March before the COVID-19 pandemic spread through the United States. The impact of this COVID-19 pandemic is expected to be greater in future quarterly periods in 2020. All adjustments considered necessary to reflect the current estimated economic impact of this COVID-19 pandemic to our results of operations have been reflected herein.

Comparison of the three months ended March 31, 2020 and 2019:

Our revenues changed as summarized in the following table:

	Three months ended March 31,
(in thousands)	2020	2019	Change
Lease income	$274,537	277,303	(2,766)
Other property income	2,305	1,982	323
Management, transaction, and other fees	6,816	6,972	(156)
Total revenues	$283,658	286,257	(2,599)

Lease income decreased $2.8 million, driven by the following contractually billable components of rent to the tenants per the lease agreements:

$4.5 million decrease in Straight-line rent driven primarily from additional uncollectible lease income and partially by the timing of contractual rent steps.  This COVID-19 pandemic has been most impactful to those tenants of ours considered non-essential, even more so to those struggling before the pandemic. The current economic environment has resulted in changes in our expectations of earning future rent steps previously recognized through straight line rent, resulting in a charge to earnings of $3.9 million for uncollectible straight line rent.

$3.2 million decrease due to an increase in Uncollectible lease income, driven by changes in collection expectations of our lease income due to the expected impact of the COVID-19 pandemic to our tenants.

$574,000 net decrease in Above and below market rent accretion as follows:

•	$2.6 million increase from same properties driven by timing of lease term modification; offset by
•	$3.2 million decrease from the sale of operating properties.

$2.8 million increase from billable Base rent, as follows:

•	$604,000 increase from rent commencing at development properties;
•	$3.4 million increase from acquisitions of operating properties; and
•

$2.0 million net increase from same properties due to increases from rent steps in existing leases and rental rate growth, offset by decreases related to the timing of various redevelopments and the loss of rents from bankruptcies, offset by

•	$3.2 million decrease from the sale of operating properties.

$2.2 million net increase from billable Recoveries from tenants, which represent amounts contractually billable to tenants per the terms of the lease for their reimbursements to us for the tenants’ pro-rata share of the operating, maintenance, and real estate tax expenses that we incur to operate our shopping centers.  Recoveries from tenants increased, on a net basis, as follows:
•	$1.5 million increase from acquisitions of operating properties and rent commencing at development properties; and
•	$1.4 million increase from same properties due to $782,000 increase in CAM recoveries and $652,000 increase in real estate tax recoveries, both driven by an increase in recoverable costs; offset by
•	$798,000 decrease from the sale of operating properties.

$519,000 increase in Other lease income from higher lease termination fees and Percentage rent.

Future lease income could be impacted by ongoing negotiations to assist tenants with their ability to remain operational as this pandemic subsides.  These may take the form of rent deferrals or abatements, among other possible agreements.

Changes in our operating expenses are summarized in the following table:

	Three months ended March 31,
(in thousands)	2020	2019	Change
Depreciation and amortization	$89,295	97,194	(7,899)
Operating and maintenance	42,369	40,638	1,731
General and administrative	13,705	21,300	(7,595)
Real estate taxes	35,887	34,155	1,732
Other operating expenses	1,337	1,134	203
Total operating expenses	$182,593	194,421	(11,828)

Depreciation and amortization costs decreased, on a net basis, as follows:

•	$1.3 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy; and
•	$1.6 million increase from acquisitions of operating properties and corporate assets; offset by
•	$8.3 million decrease from same properties, primarily attributable to additional 2019 depreciation and amortization at redevelopment properties and for early tenant move-outs; and
•	$2.5 million decrease from the sale of operating properties.

Operating and maintenance costs increased, on a net basis, as follows:

•	$457,000 increase from operations commencing at development properties;
•	$862,000 increase from acquisitions of operating properties; and
•	$1.0 million net increase from same properties driven primarily by increases in insurance premiums, waste removal and management fee expenses; offset by
•	$557,000 decrease from the sale of operating properties.

General and administrative costs decreased, on a net basis, as follows:

•

$6.6 million decrease in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income; and

•	$1.0 million decrease in compensation costs primarily driven by lower incentive compensation.

Real estate taxes increased, on a net basis, as follows:

•	$839,000 increase from acquisitions of operating properties and from development properties where capitalization ceased as tenant spaces became available for occupancy; and
•	$1.4 million increase within the same property portfolio from changes in assessed values across our portfolio; offset by
•	$481,000 decrease from the sale of operating properties.

The following table presents the components of other expense (income):

	Three months ended March 31,
(in thousands)	2020	2019	Change
Interest expense, net
Interest on notes payable	$34,566	32,513	2,053
Interest on unsecured credit facilities	2,937	4,543	(1,606)
Capitalized interest	(1,175)	(1,015)	(160)
Hedge expense	1,650	2,115	(465)
Interest income	(542)	(404)	(138)
Interest expense, net	$37,436	37,752	(316)
Goodwill impairment	132,128	—	132,128
Provision for impairment of real estate, net of tax	784	1,672	(888)
Gain on sale of real estate, net of tax	(38,005)	(16,490)	(21,515)
Early extinguishment of debt	—	10,591	(10,591)
Net investment loss (income)	4,923	(2,354)	7,277
Total other expense (income)	$137,266	31,171	106,095

The change in Interest on notes payable and Interest on unsecured credit facilities results from the 2019 repayment of a $300 million term loan using proceeds from a $300 million senior unsecured note issuance.

During the three months ended March 31, 2020, we recognized $132.1 million of Goodwill impairment, due to the significant market and economic impacts of the COVID-19 pandemic.  The market disruptions triggered evaluation of reporting unit fair values for goodwill impairment.  Of our 269 reporting units with goodwill, 87 reporting units were determined to have fair values lower than carrying value.  As such, goodwill impairment losses totaling $132.1 million were recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit.

During the three months ended March 31, 2020, we recognized provision for impairment of real estate of $784,000 on one operating property and one land parcel.  During the three months ended March 31, 2019 we recognized $1.7 million of impairment losses on two operating properties.

During the three months ended March 31, 2020, we recognized gains of $38.0 million upon the sale of one land parcel, two operating properties, receipt of property insurance proceeds, and the re-measurement gain from the acquisition of controlling interest in a previously held equity investment.  During the three months ended March 31, 2019, we recognized gains of $16.5 million from the sale of two land parcels, two operating properties, and receipt of property insurance proceeds.

During the three months ended March 31, 2019, we redeemed unsecured notes and repaid one mortgage, all prior to original maturity, resulting in $10.6 million of debt extinguishment costs.

Net investment loss (income) decreased $7.3 million primarily driven by changes in unrealized gains and losses of plan assets held in the non-qualified deferred compensation plan.  There is an offsetting adjustment in General and administrative costs related to participant obligations within the deferred compensation plans.

Our equity in income of investments in real estate partnerships decreased as follows:

		Three months ended March 31,
(in thousands)	Regency's Ownership	2020	2019	Change
GRI - Regency, LLC (GRIR)	40.00%	$8,769	10,736	(1,967)
New York Common Retirement Fund (NYC)	30.00%	174	271	(97)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	407	403	4
Columbia Regency Partners II, LLC (Columbia II)	20.00%	456	482	(26)
Cameron Village, LLC (Cameron)	30.00%	310	256	54
RegCal, LLC (RegCal)	25.00%	338	2,619	(2,281)
US Regency Retail I, LLC (USAA)	20.01%	282	255	27
Other investments in real estate partnerships (1)	18.38% - 50.00%	682	15,806	(15,124)
Total equity in income of investments in real estate partnerships		$11,418	30,828	(19,410)
(1)

Includes our investment in the Town and Country shopping center, which we owned 18.38% during 2019.  In January 2020, we purchased an additional 16.62% interest, bringing our total ownership interest to 35%.

The $19.4 million decrease in our equity in income of investments in real estate partnerships is largely attributed to the following:

•	$2.0 million decrease within GRI primarily due to the following:
o	$3.0 million decrease driven by additional gains recognized during 2019 on the sale of operating real estate, and
o	$800,000 decrease from higher uncollectible lease income attributable to the expected impact of the COVID-19 pandemic on tenants, offset by
o	$1.5 million of additional termination fee income earned during 2020;
•	$2.3 million decrease within RegCal primarily due to a $2.5 million gain recognized during 2019 on the sale of an operating property within the partnership; and
•	$15.1 million decrease within Other investments in real estate partnerships primarily due to a $15.0 million gain recognized during 2019 on the sale of a single operating property.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended March 31,
(in thousands)	2020	2019	Change
Net (loss) income	$(24,783)	91,493	(116,276)
Income attributable to noncontrolling interests	(549)	(1,047)	498
Net (loss) income attributable to common stockholders	$(25,332)	90,446	(115,778)
Net loss (income) attributable to exchangeable operating partnership units	115	(190)	305
Net (loss) income attributable to common unit holders	$(25,447)	90,636	(116,083)

Supplemental Earnings Information

We use certain non-GAAP performance measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of the Company's operating results. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes.  We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with the Company’s reported results under GAAP.  We believe presenting our Pro-rata share of operating results, along with other non-GAAP measures, may assist in comparing the Company’s operating results to other REITs.  We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.  See “Non-GAAP Measures” at the beginning of this Management's Discussion and Analysis.

We do not consider non-GAAP measures an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is they may exclude significant expense and income items that are required by GAAP to be recognized in our consolidated financial statements. In addition, they reflect the exercise of management’s judgment about which expense and income items are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, reconciliations of the non-GAAP financial measures we use to their most directly comparable GAAP measures are provided. Non-GAAP financial measures should not be relied upon in evaluating the financial condition, results of operations or future prospects of the Company.

Pro-Rata Same Property NOI:

Our pro-rata same property NOI, excluding termination fees, changed from the following major components:

	Three months ended March 31,
(in thousands)	2020	2019	Change
Base rent (1)	$211,345	209,182	2,163
Recoveries from tenants (1)	68,595	67,022	1,573
Percentage rent (1)	3,776	3,788	(12)
Termination fees (1)	2,138	458	1,680
Uncollectible lease income	(3,593)	(618)	(2,975)
Other lease income (1)	2,505	2,197	308
Other property income	1,588	1,543	45
Total real estate revenue	286,354	283,572	2,782
Operating and maintenance	42,051	40,740	1,311
Real estate taxes	38,387	37,101	1,286
Ground rent	2,599	2,748	(149)
Total real estate operating expenses	83,037	80,589	2,448
Pro-rata same property NOI	$203,317	202,983	334
Less: Termination fees	2,138	458	1,680
Pro-rata same property NOI, excluding termination fees	$201,179	202,525	(1,346)
Pro-rata same property NOI growth, excluding termination fees			-0.7%

(1)	Represents amounts included within Lease income in the accompanying Consolidated Statements of Operations that are contractually billable to the tenants per the terms of the lease agreements.

Billable Base rent increased $2.2 million during the three months ended March 31, 2020, driven by increases in rent spreads and contractual rent steps, offset by a decrease from bankruptcy impacts and from properties preparing for redevelopment.

Billable Recoveries from tenants increased $1.6 million during the three months ended March 31, 2020, as a result of changes in recoverable operating and maintenance costs and real estate taxes, as noted below.

Termination fees increased $1.7 million during the three months ended March 31, 2020, due to a termination fee from a single tenant at a property owned within one of our partnerships.

Uncollectible lease income increased $3.0 million during the three months ended March 31, 2020, due to changes in collection expectations of our lease income due to the expected impact of the COVID-19 pandemic on our tenants.

Operating and maintenance expenses increased $1.3 million during the three months ended March 31, 2020, due to increases in insurance premiums, waste removal, and management fee expense.

Real estate taxes increased $1.3 million during the three months ended March 31, 2020, due to changes in assessed values at properties across our portfolio.

Same Property Rollforward:

Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	Three months ended March 31,
	2020		2019
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	396	40,525	399	40,866
Acquired properties owned for entirety of comparable periods	5	315	6	415
Developments that reached completion by beginning of earliest comparable period presented	3	553	3	358
Disposed properties	(2)	(379)	(7)	(766)
SF adjustments (1)	—	(1)	—	32
Properties under or being repositioned for redevelopment	(3)	(445)	—	—
Ending same property count	399	40,568	401	40,905

(1)	SF adjustments arise from remeasurements or redevelopments.

NAREIT FFO:

Our reconciliation of net income attributable to common stock and unit holders to NAREIT FFO is as follows:

	Three months ended March 31,
(in thousands, except share information)	2020	2019
Reconciliation of Net income to NAREIT FFO
Net (loss) income attributable to common stockholders	$(25,332)	90,446
Adjustments to reconcile to NAREIT FFO: (1)
Depreciation and amortization (excluding FF&E)	96,632	104,498
Goodwill impairment	132,128	—
Provision for impairment of real estate	784	1,672
Gain on sale of real estate, net of tax	(37,952)	(37,052)
Exchangeable operating partnership units	(115)	190
NAREIT FFO attributable to common stock and unit holders	$166,145	159,754

(1)	Includes Regency's pro-rata share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interest.

Same Property NOI Reconciliation:

Our reconciliation of Net (loss) income attributable to common stockholders to Same Property NOI, on a pro-rata basis, is as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Net (loss) income attributable to common stockholders	$(25,332)	90,446
Less:
Management, transaction, and other fees	6,816	6,972
Other (1)	13,810	18,967
Plus:
Depreciation and amortization	89,295	97,194
General and administrative	13,705	21,300
Other operating expense	1,337	1,134
Other expense (income)	137,266	31,171
Equity in income (loss) of investments in real estate excluded from NOI (2)	15,483	(5,630)
Net income attributable to noncontrolling interests	549	1,047
Pro-rata NOI	$211,677	210,723
Less non-same property NOI (3)	8,360	7,740
Pro-rata same property NOI	$203,317	202,983

(1)	Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interest.
(2)	Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.
(3)	Includes revenues and expenses attributable to non-same property, sold property, development property, and corporate activities.

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

Our management team continues to monitor the impacts to our liquidity position due to the COVID-19 pandemic and has taken additional steps to increase our liquidity.  During March 2020, we settled our forward equity sales under our ATM program and received proceeds of approximately $125.8 million.  To further secure our liquidity position and provide financial flexibility, we borrowed an additional $500.0 million on our Line.  At March 31, 2020, we had $733.2 million of unrestricted cash, with remaining borrowing capacity of $535.2 million available on our Line.  We are also closely monitoring and assessing the capital requirements of all in process developments, redevelopments, and capital expenditures, some of which have been suspended due to municipal orders, or have slowed substantially due to health concerns and labor limitations.   We have no unsecured debt maturities until 2022 and a manageable level of secured mortgage maturities during 2020 and 2021, including those mortgages within our joint ventures.

We continually evaluate alternative financing options, and we believe we can obtain financing on reasonable terms; however, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.  Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next 12 months.

In addition to our $733.2 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	March 31, 2020
Line of Credit
Total commitment amount	$1,250,000
Available capacity (1)	$535,237
Maturity (2)	March 23, 2022

(1)	Net of letters of credit.
(2)	The Company has the option to extend the maturity for two additional six-month periods.

Our dividend distribution policy is set by our Board of Directors, who monitors our financial position. On May 4, 2020, our Board of Directors declared a common stock dividend of $0.595 per share, payable on May 26, 2020, to shareholders of record as of May 18, 2020. Future dividends will be declared at the discretion of our Board of Directors and will be subject to capital requirements and availability. We plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.

We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the three months ended March 31, 2020 and 2019, we generated cash flow from operations of $125.7 million and $131.4 million, respectively, and paid $99.9 million and $97.8 million in dividends to our common stock and unit holders, respectively.  We are closely monitoring our tenant cash collections which, with the first monthly rent payment coming due following many non-essential business closures, have significantly declined since March 31, 2020.  Through May 5, 2020, approximately 62% of base rent billed for April has been collected.  We currently expect this trend to continue through 2020, although we expect collections to improve through the year as restrictions lift and businesses reopen.  As a result, there can be no assurance that our cash flow from operations will be sufficient to fund our dividend without the benefit of other sources of capital or changes to our dividend policy, including the potential payment of dividends with Regency stock, while remaining in compliance with minimum REIT distributions.

We currently have 19 development and redevelopment projects in various stages of construction, along with a pipeline of potential projects for future development or redevelopment.  Due to the impacts of the COVID-19 pandemic, in-process projects in certain markets have stopped or have slowed significantly due to municipal orders requiring persons not engaged in essential business to remain at home or due to health concerns and labor limitations.  We are continuing to assess the impact of these project delays to our in-process projects as well as the feasibility of our pipeline projects and non-essential capital expenditures.  In order to maximize positive cash flow, increase liquidity, and preserve financial flexibility, we expect to curtail some projects or delay them to a future period when retail space demand returns to a more favorable level.  We estimate that we will require capital during the next twelve months of approximately $304.3 million to fund construction and related costs for committed tenant improvements and in-process development and redevelopment, to repay maturing debt, and to make capital contributions to our co-investment partnerships.  The $500 million draw on our Line amidst the uncertainty of the COVID-19 pandemic, coupled with proceeds from settling our forward ATM sales, strengthens our financial position to be able to fund our expected operating and capital expenditures with the uncertainty of operating cash flows during this pandemic and recovery period.  We expect to generate the necessary cash to fund our capital needs from cash flow from operations, borrowings from our Line, proceeds from the sale of real estate, mortgage loan and unsecured bank financing, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new unsecured debt.  If we start new developments or redevelopments, commit to new acquisitions, prepay debt prior to maturity, or repurchase shares of our common stock, our cash requirements will increase.

We endeavor to maintain a high percentage of unencumbered assets. As of March 31, 2020, 88.6% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our annualized Fixed charge coverage ratio, including our pro-rata share of our partnerships, was 4.3 times for each of the periods ended March 31, 2020 and December 31, 2019, respectively, and our annualized net debt-to-operating EBITDAre ratio on a pro-rata basis was 5.3x and 5.4x, respectively, for the same periods.  We expect that these ratios may worsen during 2020 as a result of the impacts from the COVID-19 pandemic.

Our Line, Term Loan, and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. We are in compliance with these covenants at March 31, 2020 and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Three months ended March 31,
(in thousands)	2020	2019	Change
Net cash provided by operating activities	$125,678	131,364	(5,686)
Net cash (used in) provided by investing activities	(2,553)	47,001	(49,554)
Net cash provided by (used in) financing activities	498,158	(180,771)	678,929
Net increase (decrease) in cash and cash equivalents and restricted cash	$621,283	(2,406)	623,689
Total cash and cash equivalents and restricted cash	$736,845	42,784	694,061

Net cash provided by operating activities:

Net cash provided by operating activities decreased $5.7 million due to:

•	$4.8 million decrease in cash from operating income, and
•	$8.6 million net decrease in cash due to timing of cash receipts and payments, offset by,
•	$5.7 million increase from cash paid in 2019 to settle treasury rate locks put in place to hedge changes in interest rates on a 30 year fixed rate debt offering, and
•	$2.0 million increase in operating cash flow distributions from our unconsolidated real estate partnerships.

Net cash (used in) provided by investing activities:

Net cash used in investing activities changed by $49.6 million as follows:

	Three months ended March 31,
(in thousands)	2020	2019	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(16,867)	(15,722)	(1,145)
Advance deposits refunded (paid) on acquisition of operating real estate	100	(1,250)	1,350
Real estate development and capital improvements	(56,309)	(39,929)	(16,380)
Proceeds from sale of real estate investments	103,522	82,533	20,989
Issuance of notes receivable	(167)	—	(167)
Investments in real estate partnerships	(32,972)	(19,587)	(13,385)
Distributions received from investments in real estate partnerships	—	41,587	(41,587)
Dividends on investment securities	84	116	(32)
Acquisition of investment securities	(4,392)	(5,359)	967
Proceeds from sale of investment securities	4,448	4,612	(164)
Net cash (used in) provided by investing activities	$(2,553)	47,001	(49,554)

Significant changes in investing activities include:

•	We acquired one operating property for $16.9 million during 2020 and two operating properties for $15.7 million during the same period in 2019.
•	We invested $16.4 million more in 2020 than the same period in 2019 on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•

We sold two operating properties and one land parcel in 2020 and received proceeds of $103.5 million, including proceeds from repayment of a short-term note issued at closing and repaid during the same period, compared to four operating properties and two land parcels in 2019 for proceeds of $82.5 million.

•	We invested $33.0 million in our real estate partnerships during 2020, including:
o	$16.0 million to fund our share of acquiring an additional equity interest in one partnership,
o	$10.6 million to fund our share of debt refinancing, and
o	$6.4 million to fund our share of development and redevelopment activities.

During the same period in 2019, we invested $19.6 million, including:

o	$9.2 million to fund our share of acquiring an additional equity interest in one partnership,
o	$8.1 million to fund our share of development and redevelopment activities,
o	$2.3 million to fund our share of debt refinancing.
•

Distributions from our unconsolidated real estate partnerships include return of capital from sales or financing proceeds.  We had no such distributions during the three months ended March 31, 2020.  During the same period in 2019, we received $41.6 million from the sale of two operating properties, the sale of our ownership in a single operating property partnership, and our share of proceeds from debt refinancing activities.

•	Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment, although in the midst of the COVID-19 pandemic we are re-evaluating all development and redevelopment projects and limiting capital expenditures as the economic situation unfolds. During 2020, we deployed capital of $56.3 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Three months ended March 31,
(in thousands)	2020	2019	Change
Capital expenditures:
Building and tenant improvements	$11,488	10,141	1,347
Redevelopment costs	30,768	8,570	22,198
Development costs	6,406	15,863	(9,457)
Capitalized interest	935	739	196
Capitalized direct compensation	6,712	4,616	2,096
Real estate development and capital improvements	$56,309	39,929	16,380

•	Building and tenant improvements increased $1.3 million in 2020, primarily related to the timing of capital projects.
•

Redevelopment expenditures are higher in 2020 due to the timing, magnitude, and number of projects currently in process. Subject to capital availability, we intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovation, new out-parcel building construction, and redevelopment related tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan.  The timing and duration of these projects could also result in volatility in NOI.

•

Development expenditures are lower in 2020 due to the progress during 2019 towards completion of our development projects currently in process. At March 31, 2020 and December 31, 2019, we had three consolidated development projects that were either under construction or in lease up. See the tables below for more details about our development projects.

•

Interest is capitalized on our development and redevelopment projects and is based on cumulative actual costs expended. We cease interest capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after the anchor opens for business.  If we reduce our development and redevelopment activity, the amount of interest that we capitalize may be lower than historical averages.

•

We have a staff of employees who directly support our development program, which includes redevelopment of our existing properties. Internal compensation costs directly attributable to these activities are capitalized as part of each project.  In light of the current economic environment, we expect that our development activity could be significantly lower than our recent historical averages. As a result, we expect the amount of internal costs for development activities that may be capitalized could be significantly lower, reducing our financial results.

In light of the COVID-19 pandemic, management is currently reviewing the impacts to project scope, investment, tenancy, timing, and return on investments on all-in process and pipeline projects to determine the most appropriate future direction of each project.  Some projects and investment have been phased or placed under further review as management assesses the impacts of the pandemic.

The following table summarizes our development projects:

(in thousands, except cost PSF)				March 31, 2020
Property Name	Market	Start Date	Estimated Stabilization Year (1)	Estimated / Actual Net Development Costs (2) (3)	GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred	Project Status

Developments In-Process
Culver Public Market	Los Angeles, CA	Q2-19	TBD	$27,313	27	$1,012	22%	Under review
Carytown Exchange
Phase I	Richmond, VA	Q4-18	2022	17,611	46	385	40%	In construction
Phase II	Richmond, VA	TBD	TBD	9,326	28	330	0%	Under review
The Village at Hunter's Lake	Tampa, FL	Q4-18	2021	22,056	72	306	64%	In construction

(1)	Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)	Includes leasing costs and is net of tenant reimbursements.
(3)	Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)						March 31, 2020
Property Name	Market	GLA (3)	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated Incremental Project Costs (2) (3)	% of Costs Incurred	Project Status

Redevelopments In-Process
West Bird Plaza	Miami, FL	99	100%	Q4-19	2022	$10,338	6%	In construction
Point 50	Metro, DC	48	100%	Q4-18	2022	17,522	59%	In construction
Pablo Plaza Ph II	Jacksonville, FL	161	100%	Q4-18	2022	14,627	81%	In construction
Bloomingdale Square	Tampa, FL	252	100%	Q3-18	2022	19,904	84%	In construction
Serramonte Center	San Francisco, CA	1,140	100%	Q4-19	TBD	+/- 130,000	7%	Under review
The Abbot	Boston, MA	65	100%
Phase I				Q2-19	TBD	21,732	72%	In construction
Phase II				TBD	TBD	30,610	0%	Under review
Market Common Clarendon Office	Metro, DC	130	100%
Phase I				Q4-18	TBD	32,933	57%	In construction
PhaseII				TBD	TBD	21,308	0%	Under review
Various Properties	Various	1,550	20% - 100%	Various	Various	32,373	43%	In construction

Redevelopments Completed
Various Properties	Various		40% - 100%	Various	Various	$15,539

(1)	Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)	Includes leasing costs and is net of tenant reimbursements.
(3)	Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.

Net cash provided by (used in) financing activities:

Net cash flows from financing activities changed by $678.9 million during 2020, as follows:

	Three months ended March 31,
(in thousands)	2020	2019	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$125,773	—	125,773
Repurchase of common shares in conjunction with equity award plans	(5,298)	(6,148)	850
Common shares repurchased through share repurchase program	—	(32,778)	32,778
Distributions to limited partners in consolidated partnerships, net	(1,064)	(1,485)	421
Dividend payments and operating partnership distributions	(99,864)	(97,812)	(2,052)
Proceeds from unsecured credit facilities, net	485,000	(35,000)	520,000
Proceeds from debt issuance	—	298,983	(298,983)
Debt repayment, including early redemption costs	(6,438)	(303,197)	296,759
Payment of loan costs	—	(3,342)	3,342
Proceeds from sale of treasury stock, net	49	8	41
Net cash provided by (used in) financing activities	$498,158	(180,771)	678,929

Significant financing activities during the three months ended March 31, 2020 and 2019 include the following:

•	We received proceeds of $125.8 million in March 2020 upon settling our forward equity sales under our ATM program entered into during 2019.

•

We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $5.3 million and $6.1 million during 2020 and 2019, respectively.

•

We paid $32.8 million during the three months ended March 31, 2019 to repurchase 563,229 common shares through our share repurchase program that were executed in December 2018 but not settled until January 2019.

•	We paid $2.1 million more in dividends as a result of an increase in our dividend rate from $0.585 per share during 2019, to $0.595 per share during 2020.
•	We had the following debt related activity during 2020:
o	We borrowed, net of repayments, an additional $485.0 million on our Line, primarily to increase liquidity and financial flexibility during the COVID-19 pandemic.
o	We paid $6.4 million for other debt repayments, including:
▪	$3.9 million to repay a mortgage maturity, and
▪	$2.5 million in principal mortgage payments.
•	We had the following debt related activity during 2019:
o	We repaid, net of draws, $35 million on our Line.
o	We received proceeds of $299 million upon issuance of senior unsecured public notes.
o	We paid $303.2 million in other debt repayments, including:
▪	$259.6 million, including a make-whole premium, to redeem our senior unsecured public notes,
▪	$40.5 million, including a prepayment penalty, to repay a mortgage maturity, and
▪	$3.0 million in principal mortgage payments.
o	We paid $3.3 million of loan costs in connection with our public note offering above.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Number of Co-investment Partnerships	16	16
Regency’s Ownership	35%-50%	18.38%-50%
Number of Properties	115	116
Assets	$3,140,450	3,158,884	$1,109,801	1,079,366
Liabilities	1,693,673	1,718,242	578,382	570,491
Equity	1,446,777	1,440,642	531,419	508,875
Negative investment in US Regency Retail I, LLC (2)			4,052	3,943
Basis difference			(45,971)	(43,296)
Investments in real estate partnerships			$489,500	469,522

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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	March 31, 2020	December 31, 2019
GRI - Regency, LLC (GRIR)	40.00%	$195,852	187,597
New York Common Retirement Fund (NYC) (1)	30.00%	34,888	41,422
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	9,112	9,201
Columbia Regency Partners II, LLC (Columbia II)	20.00%	38,738	39,453
Cameron Village, LLC (Cameron)	30.00%	10,471	10,641
RegCal, LLC (RegCal)	25.00%	26,145	26,417
Other investments in real estate partnerships (2)	35.00% - 50.00%	174,294	154,791
Total Investment in real estate partnerships		$489,500	469,522
US Regency Retail I, LLC (USAA) (3)	20.01%	(4,052)	(3,943)
Net Investment in real estate partnerships		$485,448	465,579

(1)

On January 1, 2020, the Company purchased the remaining 70% of a property owned by the NYC partnership, as discussed in note 2 to the financial statements, and therefore all earnings of this property are included in consolidated results from the date of acquisition and excluded from partnership earnings.

(2)

Includes our investment in the Town and Country shopping center, which began with an initial 9.38% ownership percent in 2018, with an additional 9.0% interest acquired during 2019.  In January 2020, we purchased our remaining 16.62% interest, bringing our total ownership interest to 35%.

(3)

The USAA partnership has distributed proceeds from debt financing and real estate sales in excess of Regency's carrying value of its investment, resulting in a negative investment balance, which is classified within Accounts payable and other liabilities in the Consolidated Balance Sheets.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	March 31, 2020
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total		Regency’s Pro-Rata Share
2020	$12,049	289,418	—	301,467	(1)	110,951
2021	11,048	269,942	15,635	296,625		103,575
2022	7,811	170,702	—	178,513		68,417
2023	3,196	171,608	—	174,804		65,137
2024	1,796	33,690	—	35,486		14,217
Beyond 5 Years	8,169	559,778	—	567,947		170,635
Net unamortized loan costs, debt premium / (discount)	—	(7,387)	—	(7,387)		(2,306)
Total	$44,069	1,487,751	15,635	1,547,455		530,626

(1)

Subsequent to March 31, 2020, $225.5 million of the 2020 maturing mortgage loans were refinanced or repaid, leaving $64.0 million of remaining maturities, of which Regency’s pro-rata share is $20.7 million.

At March 31, 2020, our investments in real estate partnerships had notes payable of $1.5 billion maturing through 2034, of which 91.5% had a weighted average fixed interest rate of 4.4%. The remaining notes payable float with LIBOR and had a weighted average variable interest rate of 3.7%. These fixed and variable rate notes payable are all non-recourse, and our pro-rata share was $530.6 million as of March 31, 2020. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions.

We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended March 31,
(in thousands)	2020	2019
Asset management, property management, leasing, and other transaction fees	$6,807	6,658

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining primarily to chemicals historically used by certain current and former dry cleaning tenants, the existence of asbestos in older shopping centers, and older underground petroleum storage tanks. We believe that the few tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we endeavor to cause tenants to remove dry cleaning plants from our shopping centers or convert them to more environmentally friendly systems, in accordance with the terms of our leases. We have a blanket environmental insurance policy for third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where possible, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so.

As of March 31, 2020 we and our Investments in real estate partnerships had accrued liabilities of $9.0 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations; however, we can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Inflation/Deflation

Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may become a greater concern in the future. Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, which require tenants to pay their pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, during deflationary periods or periods of economic weakness, minimum rents and percentage rents may decline as the supply of available retail space exceeds demand and consumer spending declines. Occupancy declines may also result in lower recovery rates of our operating expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We continuously monitor the capital markets and evaluate our ability to issue new debt, to repay maturing debt, or fund our commitments.  Although the capital markets have experienced a high degree of volatility related to the COVID-19 global pandemic, we continue to believe that we will be able to successfully issue new secured or unsecured debt to fund maturing debt obligations.  The degree to which such capital market volatility will adversely impact the interest rates on any new debt that we may issue is uncertain.  Otherwise, there have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in item 7A of Part II of our Form 10-K for the year ended December 31, 2019.

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2020 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The Parent Company has incorporated the effects of COVID-19 related impacts into our control structure.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2020 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  The Operating Partnership has incorporated the effects of COVID-19 related impacts into our control structure.

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

Item 1A. Risk Factors

In addition to the risk factors disclosed in item 1A. of Part I of our Form 10-K for the year ended December 31, 2019, the following additional risks have been identified during 2020:

Pandemics or other health crises may adversely affect our tenants’ financial condition, the profitability of our properties, our access to the capital markets and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

During March 2020, the World Health Organization (“WHO”) declared the recent outbreak of a novel coronavirus, named COVID-19, a worldwide pandemic.  Pandemics or other health crises are expected to adversely affect our tenants’ ability to conduct business as they have historically, directly impacting their financial condition and the profitability of our properties. Our business will be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis. The profitability of our properties depends, in part, on the willingness of customers to visit our tenants’ businesses. The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases is likely to cause individuals to avoid our properties, which would adversely affect customer traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. In addition, health crises are expected to adversely impact us by disrupting our tenants’ supply chains, thereby impacting their ability to deliver goods and services to their customers.  Such events will adversely impact tenants’ sales and/or cause the temporary closure of our tenants’ businesses, which could severely disrupt their operations and have a material adverse effect on our business, financial condition and results of operations.

In addition, U.S. federal, state, and local government actions to reduce or prevent the spread of COVID-19 placed restrictions on social gatherings, which directly impact many of our tenants whose businesses may be considered non-essential.  While essential businesses, such as grocery stores, occupy a significant amount of space in our centers and thus far have been able to continue to operate and serve their customers, our tenants with non-essential businesses are experiencing significant declines in customer traffic or have temporarily closed their stores in reaction to legally enforceable governmental orders or overall efforts to support social distancing.

New leasing activity is expected to also significantly decline as businesses delay executing leases amidst the immediate and uncertain future economic impacts of the COVID-19 pandemic.  This, coupled with potential retail failures, may result in decreased demand for retail space in our centers, which could result in pricing pressure on base rent.  Additionally, with the delays in construction for tenant improvements due to shelter-in-place orders, it may take longer before new tenants are able to open and commence rent payments.

In addition, our ability to successfully start or complete tenant buildouts, new ground up development or redevelopment of existing properties has been and is expected to continue to be adversely impacted by similar disruptions with respect to governmental orders shutting down construction activities, impacts on our ability to source materials for construction and labor shortages impacting our ability to complete construction projects on anticipated schedules.  Such adverse impact to our supply chain could have a material adverse effect on our business, financial condition and results of operation.

The COVID-19 pandemic has caused great volatility in the capital markets.  Such volatility has created uncertainty as to whether issuers may access capital. If capital is available, whether the terms of such capital are attractive compared to pre-pandemic terms is also uncertain.

The extent of the COVID-19 pandemic’s effect on our profitability and financial performance will depend on future developments including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict. The adverse impact on our business, results of operations, financial condition and cash flows could be material. Moreover, many of the risks described in the risk factors set forth in our 2019 Annual Report on Form 10-K may be more likely to impact us as a result of the COVID-19 pandemic and the responses to curb its spread.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2020, the Operating Partnership issued 18,613 exchangeable operating partnership units to partially fund the acquisition of an additional 16.62% ownership interest in an operating property.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended March 31, 2020.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 through January 31, 2020	—	$—	—	$250,000,000
February 1 through February 29, 2020	84,913	$62.39	—	$250,000,000
March 1 through March 31, 2020	—	$—	—	$250,000,000

(1)

Includes 84,913 shares repurchased at an average price of $62.39 to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.

(2)

On February 4, 2020, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is set to expire on February 5, 2021. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the Board. Through March 31, 2020, no shares have been repurchased under this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

Ex #	Description
31.	Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.
31.2	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.
31.3	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.
31.4	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.
32.	Section 1350 Certifications.
32.1 *	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.
32.2 *	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.
32.3 *	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.
32.4 *	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.
101.	Interactive Data Files
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2020	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

May 8, 2020	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)