Form 10-Q
period 2020-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2020-08-04
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Regency Centers Corporation              YES   ☐     NO   ☒                     Regency Centers, L.P.              YES   ☐     NO   ☒

The number of shares outstanding of Regency Centers Corporation’s common stock was 169,667,456 as of August 3, 2020.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2020, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”, “Regency Centers” or “Regency” means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of June 30, 2020, the Parent Company owned approximately 99.6% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.

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

Stockholders’ equity, partners’ capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Parent Company and those of the Operating Partnership. The Operating Partnership’s capital includes general and limited common Partnership Units. The limited partners’ units in the Operating Partnership owned by third parties are accounted for in partners’ capital in the Operating Partnership’s financial statements and outside of stockholders’ equity in noncontrolling interests in the Parent Company’s financial statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

(in thousands, except share data)

	2020	2019
Assets	(unaudited)
Real estate assets, at cost	$11,165,567	11,095,294
Less: accumulated depreciation	1,893,250	1,766,162
Real estate assets, net	9,272,317	9,329,132
Investments in real estate partnerships	474,285	469,522
Properties held for sale	27,812	45,565
Cash, cash equivalents, and restricted cash, including $3,933 and $2,542 of restricted cash at June 30, 2020 and December 31, 2019, respectively	587,358	115,562
Tenant and other receivables	186,232	169,337
Deferred leasing costs, less accumulated amortization of $112,589 and $108,381 at June 30, 2020 and December 31, 2019, respectively	73,340	76,798
Acquired lease intangible assets, less accumulated amortization of $276,169 and $259,310 at June 30, 2020 and December 31, 2019, respectively	215,376	242,822
Right of use assets, net	289,739	292,786
Other assets	259,850	390,729
Total assets	$11,386,309	11,132,253
Liabilities and Equity
Liabilities:
Notes payable	$4,028,767	3,435,161
Unsecured credit facilities	264,531	484,383
Accounts payable and other liabilities	223,990	213,705
Acquired lease intangible liabilities, less accumulated amortization of $138,335 and $131,676 at June 30, 2020 and December 31, 2019, respectively	400,533	427,260
Lease liabilities	221,035	222,918
Tenants’ security, escrow deposits and prepaid rent	50,251	58,865
Total liabilities	5,189,107	4,842,292
Commitments and contingencies	—	—
Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share, 220,000,000 shares authorized; 169,664,850 and 167,571,218 shares issued at June 30, 2020 and December 31, 2019, respectively	1,697	1,676
Treasury stock at cost, 466,469 and 440,574 shares held at June 30, 2020 and December 31, 2019, respectively	(24,597)	(23,199)
Additional paid-in-capital	7,785,095	7,654,930
Accumulated other comprehensive loss	(25,135)	(11,997)
Distributions in excess of net income	(1,615,077)	(1,408,062)
Total stockholders’ equity	6,121,983	6,213,348
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of 35,108 and 47,092 at June 30, 2020 and December 31, 2019, respectively	36,376	36,100
Limited partners’ interests in consolidated partnerships	38,843	40,513
Total noncontrolling interests	75,219	76,613
Total equity	6,197,202	6,289,961
Total liabilities and equity	$11,386,309	11,132,253

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Lease income	$222,552	266,236	$497,089	543,539
Other property income	2,435	2,194	4,740	4,176
Management, transaction, and other fees	6,126	7,442	12,942	14,415
Total revenues	231,113	275,872	514,771	562,130
Operating expenses:
Depreciation and amortization	85,058	93,589	174,353	190,783
Operating and maintenance	40,032	42,759	82,401	83,397
General and administrative	21,202	18,717	34,907	40,017
Real estate taxes	36,793	33,506	72,680	67,661
Other operating expenses	2,480	1,533	3,817	2,667
Total operating expenses	185,565	190,104	368,158	384,525
Other expense (income):
Interest expense, net	40,375	37,173	77,811	74,925
Goodwill impairment	—	—	132,128	—
Provision for impairment of real estate, net of tax	230	10,441	1,014	12,113
Gain on sale of real estate, net of tax	(7,448)	(442)	(45,453)	(16,932)
Early extinguishment of debt	—	—	—	10,591
Net investment (income) loss	(4,359)	(966)	564	(3,320)
Total other expense (income)	28,798	46,206	166,064	77,377
Income (loss) from operations before equity in income of investments in real estate partnerships	16,750	39,562	(19,451)	100,228
Equity in income of investments in real estate partnerships	2,824	13,128	14,242	43,955
Net income (loss)	19,574	52,690	(5,209)	144,183
Noncontrolling interests:
Exchangeable operating partnership units	(87)	(109)	28	(299)
Limited partners’ interests in consolidated partnerships	(441)	(853)	(1,105)	(1,710)
Income attributable to noncontrolling interests	(528)	(962)	(1,077)	(2,009)
Net income (loss) attributable to common stockholders	$19,046	51,728	$(6,286)	142,174

Income (loss) per common share - basic	$0.11	0.31	$(0.04)	0.85
Income (loss) per common share - diluted	$0.11	0.31	$(0.04)	0.85

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$19,574	52,690	$(5,209)	144,183
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(2,442)	(9,227)	(18,521)	(14,716)
Reclassification adjustment of derivative instruments included in net income (loss)	2,484	584	3,909	408
Unrealized gain on available-for-sale debt securities	311	123	326	260
Other comprehensive income (loss)	353	(8,520)	(14,286)	(14,048)
Comprehensive income (loss)	19,927	44,170	(19,495)	130,135
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	528	962	1,077	2,009
Other comprehensive loss attributable to noncontrolling interests	(43)	(529)	(1,148)	(889)
Comprehensive income (loss) attributable to noncontrolling interests	485	433	(71)	1,120
Comprehensive income (loss) attributable to the Company	$19,442	43,737	$(19,424)	129,015

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended June 30, 2020 and 2019

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at March 31, 2019	$1,675	(21,226)	7,639,353	(6,096)	(1,263,011)	6,350,695	10,641	41,437	52,078	6,402,773
Net income	—	—	—	—	51,728	51,728	109	853	962	52,690
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	(8,597)	—	(8,597)	(19)	(488)	(507)	(9,104)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	607	—	607	2	(25)	(23)	584
Deferred compensation plan, net	—	(1,310)	1,310	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	1	—	3,951	—	—	3,952	—	—	—	3,952
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	94	—	—	94	—	—	—	94
Common stock repurchased and retired	—	—	—	—	—	—	—	—	—	—
Common stock issued under dividend reinvestment plan	—	—	357	—	—	357	—	—	—	357
Contributions from partners	—	—	—	—	—	—	—	1,001	1,001	1,001
Distributions to partners	—	—	—	—	—	—	—	(1,299)	(1,299)	(1,299)
Cash dividends declared:
Common stock/unit ($0.585 per share)	—	—	—	—	(97,995)	(97,995)	(205)	—	(205)	(98,200)
Balance at June 30, 2019	$1,676	(22,536)	7,645,065	(14,086)	(1,309,278)	6,300,841	10,528	41,479	52,007	6,352,848

Balance at March 31, 2020	$1,696	(23,897)	7,780,336	(25,531)	(1,533,182)	6,199,422	36,744	39,069	75,813	6,275,235
Net income	—	—	—	—	19,046	19,046	87	441	528	19,574
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	(2,016)	—	(2,016)	(10)	(105)	(115)	(2,131)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	2,412	—	2,412	11	61	72	2,484
Deferred compensation plan, net	—	(700)	700	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	1	—	3,827	—	—	3,828	—	—	—	3,828
Common stock issued for stock based compensation, net of common stock redeemed for taxes withheld	—	—	13	—	—	13	—	—	—	13
Common stock issued under dividend reinvestment plan	—	—	377	—	—	377	—	—	—	377
Common stock issued, net of issuance costs	—	—	(158)	—	—	(158)	—	—	—	(158)
Contributions from partners	—	—	—	—	—	—	—	31	31	31
Distributions to partners	—	—	—	—	—	—	—	(654)	(654)	(654)
Cash dividends declared:
Common stock/unit ($0.595 per share)	—	—	—	—	(100,941)	(100,941)	(456)	—	(456)	(101,397)
Balance at June 30, 2020	$1,697	(24,597)	7,785,095	(25,135)	(1,615,077)	6,121,983	36,376	38,843	75,219	6,197,202

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the six months ended June 30, 2020 and 2019

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$1,679	(19,834)	7,672,517	(927)	(1,255,465)	6,397,970	10,666	41,532	52,198	6,450,168
Net income	—	—	—	—	142,174	142,174	299	1,710	2,009	144,183
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	(13,614)	—	(13,614)	(29)	(813)	(842)	(14,456)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	455	—	455	1	(48)	(47)	408
Deferred compensation plan, net	—	(2,702)	2,702	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	3	—	7,901	—	—	7,904	—	—	—	7,904
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	(5,957)	—	—	(5,957)	—	—	—	(5,957)
Common stock repurchased and retired	(6)	—	(32,772)	—	—	(32,778)	—	—	—	(32,778)
Common stock issued under dividend reinvestment plan	—	—	740	—	—	740	—	—	—	740
Contributions from partners	—	—	—	—	—	—	—	1,896	1,896	1,896
Distributions to partners	—	—	—	—	—	—	—	(2,864)	(2,864)	(2,864)
Reallocation of limited partner's interest	—	—	(66)	—	—	(66)	—	66	66	—
Cash dividends declared:
Common stock/unit ($1.170 per share)	—	—	—	—	(195,987)	(195,987)	(409)	—	(409)	(196,396)
Balance at June 30, 2019	$1,676	(22,536)	7,645,065	(14,086)	(1,309,278)	6,300,841	10,528	41,479	52,007	6,352,848

Balance at December 31, 2019	$1,676	(23,199)	7,654,930	(11,997)	(1,408,062)	6,213,348	36,100	40,513	76,613	6,289,961
Net (loss) income	—	—	—	—	(6,286)	(6,286)	(28)	1,105	1,077	(5,209)
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	(16,954)	—	(16,954)	(77)	(1,164)	(1,241)	(18,195)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	3,816	—	3,816	17	76	93	3,909
Deferred compensation plan, net	—	(1,398)	1,398	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	7,590	—	—	7,592	—	—	—	7,592
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	(5,175)	—	—	(5,175)	—	—	—	(5,175)
Common stock issued under dividend reinvestment plan	—	—	756	—	—	756	—	—	—	756
Common stock issued, net of issuance costs	19	—	125,596	—	—	125,615	—	—	—	125,615
Contributions from partners	—	—	—	—	—	—	—	131	131	131
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	1,275	—	1,275	1,275
Distributions to partners	—	—	—	—	—	—	—	(1,818)	(1,818)	(1,818)
Cash dividends declared:
Common stock/unit ($1.190 per share)	—	—	—	—	(200,729)	(200,729)	(911)	—	(911)	(201,640)
Balance at June 30, 2020	$1,697	(24,597)	7,785,095	(25,135)	(1,615,077)	6,121,983	36,376	38,843	75,219	6,197,202

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2020 and 2019

(in thousands)

(unaudited)

	2020	2019
Cash flows from operating activities:
Net (loss) income	$(5,209)	144,183
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	174,353	190,783
Amortization of deferred loan costs and debt premiums	5,237	5,911
(Accretion) and amortization of above and below market lease intangibles, net	(22,456)	(19,496)
Stock-based compensation, net of capitalization	7,217	6,989
Equity in income of investments in real estate partnerships	(14,242)	(43,955)
Gain on sale of real estate, net of tax	(45,453)	(16,932)
Provision for impairment of real estate, net of tax	1,014	12,113
Goodwill impairment	132,128	—
Early extinguishment of debt	—	10,591
Distribution of earnings from investments in real estate partnerships	18,655	25,659
Settlement of derivative instruments	—	(5,719)
Deferred compensation expense	(441)	3,297
Realized and unrealized gain on investments	599	(3,299)
Changes in assets and liabilities:
Tenant and other receivables	(24,111)	6,975
Deferred leasing costs	(3,732)	(4,782)
Other assets	(8,499)	(7,628)
Accounts payable and other liabilities	10,982	(3,292)
Tenants’ security, escrow deposits and prepaid rent	(8,623)	(12,075)
Net cash provided by operating activities	217,419	289,323
Cash flows from investing activities:
Acquisition of operating real estate	(16,867)	(19,302)
Advance deposits refunded (paid) on acquisition of operating real estate	100	(11,000)
Real estate development and capital improvements	(107,852)	(80,032)
Proceeds from sale of real estate investments	115,614	83,460
Issuance of notes receivable	(440)	—
Investments in real estate partnerships	(42,088)	(32,970)
Return of capital from investments in real estate partnerships	23,235	46,740
Dividends on investment securities	140	264
Acquisition of investment securities	(7,062)	(11,498)
Proceeds from sale of investment securities	7,094	10,828
Net cash used in investing activities	(28,126)	(13,510)
Cash flows from financing activities:
Net proceeds from common stock issuance	125,616	—
Repurchase of common shares in conjunction with equity award plans	(5,405)	(6,148)
Common shares repurchased through share repurchase program	—	(32,778)
Proceeds from sale of treasury stock	62	9
Distributions to limited partners in consolidated partnerships, net	(1,644)	(968)
Distributions to exchangeable operating partnership unit holders	(910)	(409)
Dividends paid to common stockholders	(199,971)	(195,246)
Repayment of fixed rate unsecured notes	—	(250,000)
Proceeds from issuance of fixed rate unsecured notes, net	598,830	298,983
Proceeds from unsecured credit facilities	610,000	185,000
Repayment of unsecured credit facilities	(830,000)	(210,000)
Repayment of notes payable	(3,891)	(53,530)
Scheduled principal payments	(5,128)	(4,562)
Payment of loan costs	(5,056)	(3,343)
Early redemption costs	—	(10,647)
Net cash provided by (used in) financing activities	282,503	(283,639)
Net increase (decrease) in cash and cash equivalents and restricted cash	471,796	(7,826)
Cash and cash equivalents and restricted cash at beginning of the period	115,562	45,190
Cash and cash equivalents and restricted cash at end of the period	$587,358	37,364

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2020 and 2019

(in thousands)

(unaudited)

	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,449 and $1,996 in 2020 and 2019, respectively)	$72,013	68,351
Cash paid for income taxes, net of refunds	$576	459
Supplemental disclosure of non-cash transactions:
Acquisition of real estate previously held within investments in real estate partnerships	$5,986	—
Mortgage loan assumed with the acquisition of real estate	$16,359	—
Exchangeable operating partnership units issued for acquisition of real estate	$1,275	—
Change in accrued capital expenditures	$2,965	9,149
Common stock issued under dividend reinvestment plan	$756	740
Stock-based compensation capitalized	$604	1,105
Contributions from limited partners in consolidated partnerships, net	$—	66
Common stock issued for dividend reinvestment in trust	$540	479
Contribution of stock awards into trust	$1,352	2,397
Distribution of stock held in trust	$441	167
Change in fair value of securities	$326	260

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

(in thousands, except unit data)

	2020	2019
Assets	(unaudited)
Real estate assets, at cost	$11,165,567	11,095,294
Less: accumulated depreciation	1,893,250	1,766,162
Real estate assets, net	9,272,317	9,329,132
Investments in real estate partnerships	474,285	469,522
Properties held for sale	27,812	45,565
Cash, cash equivalents, and restricted cash, including $3,933 and $2,542 of restricted cash at June 30, 2020 and December 31, 2019, respectively	587,358	115,562
Tenant and other receivables	186,232	169,337
Deferred leasing costs, less accumulated amortization of $112,589 and $108,381 at June 30, 2020 and December 31, 2019, respectively	73,340	76,798
Acquired lease intangible assets, less accumulated amortization of $276,169 and $259,310 at June 30, 2020 and December 31, 2019, respectively	215,376	242,822
Right of use assets, net	289,739	292,786
Other assets	259,850	390,729
Total assets	$11,386,309	11,132,253
Liabilities and Capital
Liabilities:
Notes payable	$4,028,767	3,435,161
Unsecured credit facilities	264,531	484,383
Accounts payable and other liabilities	223,990	213,705
Acquired lease intangible liabilities, less accumulated amortization of $138,335 and $131,676 at June 30, 2020 and December 31, 2019, respectively	400,533	427,260
Lease liabilities	221,035	222,918
Tenants’ security, escrow deposits and prepaid rent	50,251	58,865
Total liabilities	5,189,107	4,842,292
Commitments and contingencies	—	—
Capital:
Partners’ capital:
General partner; 169,664,850 and 167,571,218 units outstanding at June 30, 2020 and December 31, 2019, respectively	6,147,118	6,225,345
Limited partners; 765,046 and 746,433 units outstanding at June 30, 2020 and December 31, 2019, respectively	36,376	36,100
Accumulated other comprehensive (loss)	(25,135)	(11,997)
Total partners’ capital	6,158,359	6,249,448
Noncontrolling interest: Limited partners’ interests in consolidated partnerships	38,843	40,513
Total capital	6,197,202	6,289,961
Total liabilities and capital	$11,386,309	11,132,253

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Lease income	$222,552	266,236	$497,089	543,539
Other property income	2,435	2,194	4,740	4,176
Management, transaction, and other fees	6,126	7,442	12,942	14,415
Total revenues	231,113	275,872	514,771	562,130
Operating expenses:
Depreciation and amortization	85,058	93,589	174,353	190,783
Operating and maintenance	40,032	42,759	82,401	83,397
General and administrative	21,202	18,717	34,907	40,017
Real estate taxes	36,793	33,506	72,680	67,661
Other operating expenses	2,480	1,533	3,817	2,667
Total operating expenses	185,565	190,104	368,158	384,525
Other expense (income):
Interest expense, net	40,375	37,173	77,811	74,925
Goodwill impairment	—	—	132,128	—
Provision for impairment of real estate, net of tax	230	10,441	1,014	12,113
Gain on sale of real estate, net of tax	(7,448)	(442)	(45,453)	(16,932)
Early extinguishment of debt	—	—	—	10,591
Net investment (income) loss	(4,359)	(966)	564	(3,320)
Total other expense (income)	28,798	46,206	166,064	77,377
Income (loss) from operations before equity in income of investments in real estate partnerships	16,750	39,562	(19,451)	100,228
Equity in income of investments in real estate partnerships	2,824	13,128	14,242	43,955
Net income (loss)	19,574	52,690	(5,209)	144,183
Limited partners’ interests in consolidated partnerships	(441)	(853)	(1,105)	(1,710)
Net income (loss) attributable to common unit holders	$19,133	51,837	$(6,314)	142,473

Income (loss) per common unit - basic	$0.11	0.31	$(0.04)	0.85
Income (loss) per common unit - diluted	$0.11	0.31	$(0.04)	0.85

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$19,574	52,690	$(5,209)	144,183
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(2,442)	(9,227)	(18,521)	(14,716)
Reclassification adjustment of derivative instruments included in net income (loss)	2,484	584	3,909	408
Unrealized gain on available-for-sale debt securities	311	123	326	260
Other comprehensive income (loss)	353	(8,520)	(14,286)	(14,048)
Comprehensive income (loss)	19,927	44,170	(19,495)	130,135
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	441	853	1,105	1,710
Other comprehensive loss attributable to noncontrolling interests	(44)	(512)	(1,088)	(861)
Comprehensive income attributable to noncontrolling interests	397	341	17	849
Comprehensive income (loss) attributable to the Partnership	$19,530	43,829	$(19,512)	129,286

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended June 30, 2020 and 2019

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at March 31, 2019	$6,356,791	10,641	(6,096)	6,361,336	41,437	6,402,773
Net income	51,728	109	—	51,837	853	52,690
Other comprehensive loss
Other comprehensive loss before reclassification	—	(19)	(8,597)	(8,616)	(488)	(9,104)
Amounts reclassified from accumulated other comprehensive loss	—	2	607	609	(25)	584
Contributions from partners	—	—	—	—	1,001	1,001
Distributions to partners	(97,995)	(205)	—	(98,200)	(1,299)	(99,499)
Reallocation of limited partner's interest	—	—	—		—
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	3,952	—	—	3,952	—	3,952
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	451	—	—	451	—	451
Balance at June 30, 2019	$6,314,927	10,528	(14,086)	6,311,369	41,479	6,352,848

Balance at March 31, 2020	$6,224,953	36,744	(25,531)	6,236,166	39,069	6,275,235
Net income	19,046	87	—	19,133	441	19,574
Other comprehensive loss
Other comprehensive loss before reclassification	—	(10)	(2,016)	(2,026)	(105)	(2,131)
Amounts reclassified from accumulated other comprehensive loss	—	11	2,412	2,423	61	2,484
Contributions from partners	—	—	—	—	31	31
Distributions to partners	(100,941)	(456)	—	(101,397)	(654)	(102,051)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	3,828	—	—	3,828	—	3,828
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	(158)	—	—	(158)	—	(158)
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	390	—	—	390	—	390
Balance at June 30, 2020	$6,147,118	36,376	(25,135)	6,158,359	38,843	6,197,202

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the six months ended June 30, 2020 and 2019

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2018	$6,398,897	10,666	(927)	6,408,636	41,532	6,450,168
Net income	142,174	299	—	142,473	1,710	144,183
Other comprehensive loss
Other comprehensive loss before reclassification	—	(29)	(13,614)	(13,643)	(813)	(14,456)
Amounts reclassified from accumulated other comprehensive loss	—	1	455	456	(48)	408
Contributions from partners	—	—	—	—	1,896	1,896
Distributions to partners	(195,987)	(409)	—	(196,396)	(2,864)	(199,260)
Reallocation of limited partner's interest	(66)	—	—	(66)	66	—
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	7,904	—	—	7,904	—	7,904
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(32,778)	—	—	(32,778)	—	(32,778)
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	(5,217)	—	—	(5,217)	—	(5,217)
Balance at June 30, 2019	$6,314,927	10,528	(14,086)	6,311,369	41,479	6,352,848

Balance at December 31, 2019	$6,225,345	36,100	(11,997)	6,249,448	40,513	6,289,961
Net (loss) income	(6,286)	(28)	—	(6,314)	1,105	(5,209)
Other comprehensive loss
Other comprehensive loss before reclassification	—	(77)	(16,954)	(17,031)	(1,164)	(18,195)
Amounts reclassified from accumulated other comprehensive loss	—	17	3,816	3,833	76	3,909
Contributions from partners	—	—	—	—	131	131
Issuance of exchangeable operating partnership units	—	1,275	—	1,275	—	1,275
Distributions to partners	(200,729)	(911)	—	(201,640)	(1,818)	(203,458)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	7,592	—	—	7,592	—	7,592
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	125,615	—	—	125,615	—	125,615
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	(4,419)	—	—	(4,419)	—	(4,419)
Balance at June 30, 2020	$6,147,118	36,376	(25,135)	6,158,359	38,843	6,197,202

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2020 and 2019

(in thousands)

(unaudited)

	2020	2019
Cash flows from operating activities:
Net (loss) income	$(5,209)	144,183
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	174,353	190,783
Amortization of deferred loan costs and debt premiums	5,237	5,911
(Accretion) and amortization of above and below market lease intangibles, net	(22,456)	(19,496)
Stock-based compensation, net of capitalization	7,217	6,989
Equity in income of investments in real estate partnerships	(14,242)	(43,955)
Gain on sale of real estate, net of tax	(45,453)	(16,932)
Provision for impairment of real estate, net of tax	1,014	12,113
Goodwill impairment	132,128	—
Early extinguishment of debt	—	10,591
Distribution of earnings from investments in real estate partnerships	18,655	25,659
Settlement of derivative instruments	—	(5,719)
Deferred compensation expense	(441)	3,297
Realized and unrealized gain on investments	599	(3,299)
Changes in assets and liabilities:
Tenant and other receivables	(24,111)	6,975
Deferred leasing costs	(3,732)	(4,782)
Other assets	(8,499)	(7,628)
Accounts payable and other liabilities	10,982	(3,292)
Tenants’ security, escrow deposits and prepaid rent	(8,623)	(12,075)
Net cash provided by operating activities	217,419	289,323
Cash flows from investing activities:
Acquisition of operating real estate	(16,867)	(19,302)
Advance deposits refunded (paid) on acquisition of operating real estate	100	(11,000)
Real estate development and capital improvements	(107,852)	(80,032)
Proceeds from sale of real estate investments	115,614	83,460
Issuance of notes receivable	(440)	—
Investments in real estate partnerships	(42,088)	(32,970)
Return of capital from investments in real estate partnerships	23,235	46,740
Dividends on investment securities	140	264
Acquisition of investment securities	(7,062)	(11,498)
Proceeds from sale of investment securities	7,094	10,828
Net cash used in investing activities	(28,126)	(13,510)
Cash flows from financing activities:
Net proceeds from common stock issuance	125,616	—
Repurchase of common shares in conjunction with equity award plans	(5,405)	(6,148)
Common units repurchased through share repurchase program	—	(32,778)
Proceeds from sale of treasury stock	62	9
Distributions to limited partners in consolidated partnerships, net	(1,644)	(968)
Distributions to partners	(200,881)	(195,655)
Repayment of fixed rate unsecured notes	—	(250,000)
Proceeds from issuance of fixed rate unsecured notes, net	598,830	298,983
Proceeds from unsecured credit facilities	610,000	185,000
Repayment of unsecured credit facilities	(830,000)	(210,000)
Repayment of notes payable	(3,891)	(53,530)
Scheduled principal payments	(5,128)	(4,562)
Payment of loan costs	(5,056)	(3,343)
Early redemption costs	—	(10,647)
Net cash provided by (used in) financing activities	282,503	(283,639)
Net increase (decrease) in cash and cash equivalents and restricted cash	471,796	(7,826)
Cash and cash equivalents and restricted cash at beginning of the period	115,562	45,190
Cash and cash equivalents and restricted cash at end of the period	$587,358	37,364

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2020 and 2019

(in thousands)

(unaudited)

	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,449 and $1,996 in 2020 and 2019, respectively)	$72,013	68,351
Cash paid for income taxes, net of refunds	$576	459
Supplemental disclosure of non-cash transactions:
Acquisition of real estate previously held within investments in real estate partnerships	$5,986	—
Mortgage loan assumed with the acquisition of real estate	$16,359	—
Exchangeable operating partnership units issued for acquisition of real estate	$1,275	—
Change in accrued capital expenditures	$2,965	9,149
Common stock issued by Parent Company for dividend reinvestment plan	$756	740
Stock-based compensation capitalized	$604	1,105
Contributions from limited partners in consolidated partnerships, net	$—	66
Common stock issued for dividend reinvestment in trust	$540	479
Contribution of stock awards into trust	$1,352	2,397
Distribution of stock held in trust	$441	167
Change in fair value of securities	$326	260

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

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

As of June 30, 2020, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 300 properties and held partial interests in an additional 115 properties through unconsolidated Investments in real estate partnerships (also referred to as “joint ventures” or “investment partnerships”).

COVID-19 Pandemic

On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During March 2020, COVID-19 began to appear in and spread throughout the United States resulting in federal, state and local government agencies issuing regulatory orders enforcing social distancing and limiting group gatherings in order to further prevent the spread. While restrictions vary by state, generally, businesses deemed essential to the public were able to operate while non-essential businesses were not.  Grocer tenants that anchor over 80% of our operating centers are considered essential businesses and the majority have remained open and operational to serve the residents of their communities.  Many restaurants are also considered essential, although the social distancing and group gathering limitations can significantly limit, or in some cases, prevent dine-in activity.  Non-restaurant retailers have been, likewise, potentially restricted by limitations, especially to the extent they were not determined to be essential businesses.  As a result, many retailers have had to evaluate alternate means of providing their goods and services to the public or, in the case of non-essential tenants, to close as a result of this pandemic.

During the three months ended June 30, 2020, state and local governments began to ease restrictions, allowing many retailers to reopen or increase occupancy of their stores from previously imposed limits.  Although many retailers have reported initially strong sales results upon reopening, the risk of diminished sales and future closures may occur as the virus remains active and continues to spread which may negatively impact customers’ willingness to shop and dine at retail centers.  In many areas of the country, increased numbers of cases have been reported resulting in some states and municipalities re-imposing previously-lifted restrictions in an attempt to control the further spread of the virus, and may introduce further restrictions in the future which would have an unfavorable impact on the economy and our tenants.  In addition, government support programs designed to assist businesses, including certain of our tenants, may not be continued or renewed. To the extent such tenants used funds from these programs to pay rent, a discontinuance or non-renewal of such programs could impact the ability of such tenants to pay rent, which could adversely impact us.  If tenants are unable to sustain their businesses, the Company may lose existing tenants which will result in reduced lease income and occupancy.  Further, suitable replacement tenants may also be difficult to identify for an extended period and the terms of leases with those replacement tenants may not be as favorable as the terms of existing leases.

Since the COVID-19 pandemic and resulting restrictions began, the Company has been closely monitoring its cash collections which have significantly declined, most notably from tenants whose businesses are classified as non-essential. Approximately 72% of base rent billed for the three months ended June 30, 2020 has been collected through July 31, 2020.  The COVID-19 pandemic has also resulted in certain tenants requesting concessions from rent obligations, including deferrals, abatements and requests to negotiate future rents, while some tenants have been unable to reopen or have not honored the terms of their existing lease agreements.  The Company has entered into over 600 mutually acceptable agreements, representing $16.4 million of pro-rata base rent or 1.8% of annual base rent, with tenants within our consolidated real estate portfolio and our unconsolidated real estate investment partnerships, to enable them to defer a portion of their rental payments and repay them over future periods.  The Company expects to continue to work with other tenants, which may result in further rent concessions as determined to be necessary and appropriate. While the deferred rent is currently expected to be paid by the tenants in accordance with the terms of their agreements, due to the uncertainty surrounding the COVID-19 pandemic, there can be no assurances that all such deferred rent will ultimately be paid, or paid within the timeframes negotiated and agreed upon.  See note 7, Leases, for further information.

The Company has long had a business continuity and disaster recovery plan which has been successfully implemented in the past. This experience enabled the Company to continue operating productively during the COVID-19 pandemic while its employees work safely from home, as roles permit, during the early stages of the COVID-19 pandemic.  The Company has maintained, and expect to continue to maintain, its financial reporting systems as well as its internal controls over financial reporting and

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

disclosure controls and procedures.  The Company has since developed and executed its office reopening plan allowing employees, in the current stage, the option to work from home or the office. The Company has implemented CDC-approved protocols and developed detailed plans to prioritize the well-being of its employees, and encourages its tenants to similarly follow all rules and guidelines.  All employees are required to complete training before returning to the office and are subject to a daily health check in order to work in the office.  In order to maximize social distancing, the Company has implemented in-office split scheduling allowing for greater distance between employee work stations.  The Company will continue to make necessary adjustments to its plans as facts and circumstances change and evolve.

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

Ownership of the Operating Partnership

The Operating Partnership’s capital includes general and limited common Partnership Units. As of June 30, 2020, the Parent Company owned approximately 99.6% of the outstanding common Partnership Units of the Operating Partnership, with the remaining limited common Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). Each EOP unit is exchangeable for cash or one share of common stock of the Parent Company, at the discretion of the Parent Company, and the unit holder cannot require redemption in cash or other assets.  The Parent Company has evaluated the conditions as specified under Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity as it relates to exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering unregistered common stock.  Accordingly, the Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company’s only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

Real Estate Partnerships

As of June 30, 2020, Regency had a partial ownership interest in 125 properties through partnerships, of which 10 are consolidated. Regency's partners include institutional investors and other real estate developers and/or operators (the “Partners” or “limited partners”). Regency has a variable interest in these entities through its equity interests, with Regency the primary beneficiary in certain of these real estate partnerships. As such, Regency consolidates the partnerships for which it is the primary beneficiary and reports the limited partners’ interests as Noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not control, but has significant influence, Regency recognizes its investment in them using the equity method of accounting.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

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

The major classes of assets, liabilities, and non-controlling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	June 30, 2020	December 31, 2019
Assets
Net real estate investments (1)	$130,889	325,464
Cash, cash equivalents and restricted cash (1)	4,340	57,269
Liabilities
Notes payable	7,318	17,740
Equity
Limited partners’ interests in consolidated partnerships	30,277	30,655

(1)	Included in the December 31, 2019, balances were real estate assets and cash held in Section 1031 like-kind exchanges, of which none remained at June 30, 2020.

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

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Timing of satisfaction of performance obligations	2020	2019	2020	2019
Other property income	Point in time	$2,435	2,194	$4,740	4,176
Management, transaction and other fees:
Property management services	Over time	3,353	3,665	7,232	7,428
Asset management services	Over time	1,756	1,760	3,594	3,538
Leasing services	Point in time	529	705	1,239	1,463
Other transaction fees	Point in time	488	1,312	877	1,986
Total management, transaction, and other fees		$6,126	7,442	$12,942	14,415

The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $9.2 million and $11.6 million, as of June 30, 2020 and December 31, 2019, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

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

The Company’s investments in available-for-sale debt securities are invested in investment grade quality holdings or U.S. government backed securities, and are well diversified.  During the six months ended June 30, 2020, the Company did not recognize any allowance for credit loss.

Additionally, the Company’s non-operating lease receivables experienced no credit losses during the six months ended June 30, 2020, and the Company has no other financial instruments, such as lease receivables arising from sales-type or direct finance leases, subject to this ASU.

ASU 2018-19, November 2018, Codification Improvements to Topic 326, Financial Instruments - Credit Losses

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

		January 2020	The Company has completed its evaluation and adoption of this new standard. The Company does not have any assets or liabilities measured to fair value using Level 3 measurements at June 30, 2020.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

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

Notable changes of potential impact include income-based franchise taxes and interim period recognition of enacted changes in tax laws or rates.

		January 2021	The Company is evaluating this update and does not expect it to have a material impact to its financial condition, results of operations, cash flows or related footnote disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

2.	Real Estate Investments

The following tables detail consolidated shopping centers acquired or land acquired for development or redevelopment for the periods set forth below:

(in thousands)		Six months ended June 30, 2020
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/1/20	Country Walk Plaza (1)	Miami, FL	Operating	100%	$39,625	16,359	3,294	2,452

(1)

The purchase price presented above reflects the purchase price for 100% of the property, of which the Company previously owned a 30% equity interest prior to acquiring the other partner’s interest and gaining control.

(in thousands)		Six months ended June 30, 2019
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/8/19	Pablo Plaza (1)	Jacksonville, FL	Operating	100%	$600	—	—	—
2/8/19	Melrose Market	Seattle, WA	Operating	100%	15,515	—	941	358
6/18/19	The Field at Commonwealth Ph II (2)	Chantilly, VA	Development	100%	4,083	—	—	—
6/21/19	Culver Public Market	Culver City, CA	Development	100%	1,279	—	—	—
6/28/19	6401 Roosevelt	Seattle, WA	Operating	100%	3,550	—	—	—
Total property acquisitions					$25,027	—	941	358

(1)	The Company purchased a 0.17 acre land parcel adjacent to the Company's existing operating Pablo Plaza for redevelopment.
(2)	The Company purchased The Field at Commonwealth Ph II, which is land adjacent to an existing operating property, for future development.
3.	Property Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except number sold data)	2020	2019	2020		2019
Net proceeds from sale of real estate investments	$12,092	927	$115,614	(1)	83,460
Gain on sale of real estate, net of tax	7,448	442	45,453		16,932
Provision for impairment of real estate sold	230	(6)	571		1,666
Number of operating properties sold	1	—	3		4
Number of land parcels sold	3	1	4		3
Percent interest sold	50% - 100%	100%	50% - 100%		100%

(1)	Includes proceeds from repayment of a short-term note on the sale of one of the properties, issued at closing and repaid during the same three months ended March 31, 2020.

At June 30, 2020, the Company also had one property classified within Properties held for sale on the Consolidated Balance Sheets.
4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the dates set forth below:

(in thousands)	June 30, 2020	December 31, 2019
Goodwill, net	$174,830	307,434
Investments	49,898	50,354
Prepaid and other	24,948	18,169
Derivative assets	—	2,987
Furniture, fixtures, and equipment, net	6,568	7,098
Deferred financing costs, net	3,606	4,687
Total other assets	$259,850	390,729

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

The following table presents the goodwill balances and activity during the year to date periods ended:

	June 30, 2020			December 31, 2019
(in thousands)	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$310,388	(2,954)	307,434	316,858	(2,715)	314,143
Goodwill allocated to Provision for impairment	—	(132,179)	(132,179)	—	(2,954)	(2,954)
Goodwill allocated to Properties held for sale	(963)	963	—	(2,472)	—	(2,472)
Goodwill associated with disposed reporting units:
Goodwill allocated to Provision for impairment	—	—	—	(1,779)	1,779	—
Goodwill allocated to Gain on sale of real estate	(425)	—	(425)	(2,219)	936	(1,283)
End of period balance	$309,000	(134,170)	174,830	310,388	(2,954)	307,434

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

During the three months ended March 31, 2020, the Company recognized $132.2 million of Goodwill impairment.  The market disruptions related to the significant economic impacts of the COVID-19 pandemic triggered evaluation of reporting unit fair values for goodwill impairment. The Company’s reporting units are at the individual property level. The carrying value of long-lived assets of the reporting units were first tested for recoverability with no resulting impairments.  Next, the fair value of each reporting unit was compared to its carrying value, including goodwill.  Of the 269 reporting units with goodwill, 87 of those were determined to have fair values lower than carrying value.  As such, goodwill impairment losses totaling $132.2 million were recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit.  Fair values of the reporting units were determined using a discounted cash flow approach, including current market cash flow assumptions for impacts to existing tenant contractual rent as well as prospective future rent and occupancy changes and related capital and operating expenditures.  The cap rates and discount rates used in the analysis reflect management’s best estimate of market rates adjusted for the current environment.  No additional Goodwill impairments were recognized during the three months ended June 30, 2020.
5.	Notes Payable and Unsecured Credit Facilities

The Company’s outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	June 30, 2020	December 31, 2019
Notes payable:
Fixed rate mortgage loans	4.4%	3.9%	$341,063	342,020
Variable rate mortgage loans (1)	2.8%	2.9%	147,722	148,389
Fixed rate unsecured debt	3.8%	3.9%	3,539,982	2,944,752
Total notes payable			4,028,767	3,435,161
Unsecured credit facilities:
Line of Credit (the "Line") (2)	1.2%	1.4%	-	220,000
Term loans	2.0%	2.1%	264,531	264,383
Total unsecured credit facilities			264,531	484,383
Total debt outstanding			$4,293,298	3,919,544

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

Significant financing activity during 2020 includes:

•

In order to enhance its financial liquidity and to provide financial flexibility to continue its business initiatives amid the evolving effects of the COVID-19 pandemic, in May 2020 the Company issued $600 million of 3.70% senior unsecured public notes, which priced at 99.805%, and mature in June 2030.  A portion of the net proceeds were used to repay the outstanding balance on the Line and the remainder of the proceeds are held in cash and are expected to be used for general corporate purposes, including early repayment of a portion of outstanding debt.

•

On August 3, 2020, the Operating Partnership notified U.S. Bank National Association, as trustee, of its intent to redeem on September 2, 2020 the entire $300 million outstanding of 3.75% Notes due 2022. The redemption price will be determined in accordance with the applicable indenture and is expected to be approximately $325.1 million including accrued and unpaid interest through the proposed redemption date and a make-whole amount as defined in such indenture.

As of June 30, 2020, the Company has access to a remaining borrowing capacity on the Line of $1.2 billion, which matures in March 2022 and is subject to two additional six-month extensions at the Company’s election.

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	June 30, 2020
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2020 (2)	$6,088	27,000	—	33,088
2021	11,598	74,101	—	85,699
2022	11,797	5,848	565,000	582,645
2023	10,124	59,374	—	69,498
2024	5,301	90,744	250,000	346,045
Beyond 5 Years	21,712	161,303	3,025,000	3,208,015
Unamortized debt premium/(discount) and issuance costs	—	3,795	(35,487)	(31,692)
Total	$66,620	422,165	3,804,513	4,293,298

(1)	Includes unsecured public and private debt and unsecured credit facilities.
(2)	Reflects scheduled principal payments for the remainder of the year.

The Company was in compliance as of June 30, 2020, with the financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities, and expects to remain in compliance for the next twelve months and thereafter.

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

June 30, 2020

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Receive Variable Rate of	Pay Fixed Rate of	June 30, 2020	December 31, 2019
8/1/16	1/5/22	$265,000	1 Month LIBOR with Floor	1.053%	$(3,578)	2,674
4/7/16	4/1/23	19,588	1 Month LIBOR	1.303%	(606)	148
12/1/16	11/1/23	32,664	1 Month LIBOR	1.490%	(1,393)	84
9/17/19	3/17/25	24,000	1 Month LIBOR	1.542%	(1,455)	81
6/2/17	6/2/27	36,879	1 Month LIBOR with Floor	2.366%	(4,140)	(1,515)
					$(11,172)	1,472

(1)

Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of June 30, 2020, does not have any derivatives that are not designated as hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Loss (“AOCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into (Loss) Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
(in thousands)	2020	2019		2020	2019		2020	2019
Interest rate swaps	$(2,442)	(9,227)	Interest expense	$2,484	584	Interest expense, net	$40,375	37,173

	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
(in thousands)	2020	2019		2020	2019		2020	2019
Interest rate swaps	$(18,521)	(14,716)	Interest expense	$3,909	408	Interest expense, net	$77,811	74,925

As of June 30, 2020, the Company expects approximately $7.0 million of net deferred losses on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months. Included in the reclassification is $1.4 million related to previously settled swaps on the Company's ten and thirty year fixed rate unsecured debt.
7.	Leases

All of the Company’s leases are classified as operating leases.  The Company's Lease income is comprised of both fixed and variable income, as follows:

Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent, and in some cases stated amounts for common area maintenance (“CAM”), real estate taxes, and insurance. Income for these amounts is recognized on a straight-line basis.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

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

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in ASC Topic 842:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating lease income
Fixed and in-substance fixed lease income	$202,467	200,909	$407,409	403,072
Variable lease income	61,748	62,610	126,417	125,445
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	10,416	6,793	23,296	20,247
Uncollectible straight-line rent	(16,287)	(3,496)	(20,189)	(3,781)
Uncollectible amounts in lease income	(35,792)	(580)	(39,844)	(1,444)
Total lease income	$222,552	266,236	$497,089	543,539

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

During the six months ended June 30, 2020, the Company experienced a significantly higher rate of uncollectible lease income driven by changes in expectations of collectibility of both past due rents and recoveries and future rent steps given the impact of the COVID-19 pandemic on our tenants.

Additionally, certain tenants experiencing economic difficulties during this pandemic have sought rent concessions, which the Company has granted, to date, primarily in the form of rent deferrals.  In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19.  In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions, and instead, treat the concession as if it was a part of the existing contract.  This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the right of the lessor or the obligations of the lessee.  The Company has elected to treat concessions that satisfy this criteria as though the concession was part of the existing contract and therefore not treated like a lease modification.  Since the COVID-19 pandemic began, the Company has executed over 600 rent deferral agreements, representing $16.4 million of rent or 1.8% of annual base rent, within its consolidated real estate portfolio and our unconsolidated real estate investment partnerships.  This deferred rent represents a weighted average deferral period of approximately 3 months, with weighted average repayment periods of approximately 10 months.  The Company will continue to negotiate with other tenants, which may result in further rent concessions as determined necessary and appropriate, and generally includes consideration of the tenants’ business performance, ability to sustain their business in the current environment, as well as an assessment of their credit worthiness and ability to repay such amounts in the future.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

The following table represents the components of Tenant and other receivables in the accompanying Consolidated Balance Sheets:

(in thousands)	June 30, 2020	December 31, 2019
Tenant receivables (1)	$62,228	$35,526
Straight-line rent receivables	94,512	107,087
Other receivables (2)	29,492	26,724
Total tenant and other receivables	$186,232	$169,337
(1)	Tenant receivables include $6.5 million of lease payments due under rent deferral agreements executed as of June 30, 2020.
(2)	Other receivables include construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction and other fee income.
8.	Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	June 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$4,028,767	4,321,036	3,435,161	3,688,604
Unsecured credit facilities	$264,531	263,891	484,383	489,496

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of June 30, 2020 and December 31, 2019, respectively. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment (income) loss in the accompanying Consolidated Statements of Operations, and include unrealized gains of $4.3 million and $525,000 during the three months ended June 30, 2020 and 2019, respectively, and unrealized losses of $1.1 million and unrealized gains of $2.7 million for the six months ended June 30, 2020 and 2019, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$38,677	38,677	—	—
Available-for-sale debt securities	11,221	—	11,221	—
Interest rate derivatives	—	—	—	—
Total	$49,898	38,677	11,221	—
Liabilities:
Interest rate derivatives	$(11,172)	—	(11,172)	—

	Fair Value Measurements as of December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$39,599	39,599	—	—
Available-for-sale debt securities	10,755	—	10,755	—
Interest rate derivatives	2,987	—	2,987	—
Total	$53,341	39,599	13,742	—
Liabilities:
Interest rate derivatives	$(1,515)	—	(1,515)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

There were no assets measured at fair value on a nonrecurring basis as of June 30, 2020.  The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a nonrecurring basis as of December 31, 2019:

	Fair Value Measurements as of December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
Operating properties	$71,131	—	28,131	43,000	(50,553)

9.	Equity and Capital

Common Stock of the Parent Company

At the Market (“ATM”) Program

Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. There were no shares issued under the ATM equity program during the six months ended June 30, 2020 and 2019. As of June 30, 2020, all $500 million of common stock authorized under the ATM program remained available for issuance.

Under a previous ATM equity program which expired on March 31, 2020, the Company issued forward sale agreements, which the Company settled during March 2020.  At settlement, the Company issued 1,894,845 shares of its common stock, receiving $125.8 million of net proceeds which were used for working capital and general corporate purposes.

Share Repurchase Program

On February 4, 2020, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million shares of its outstanding common stock through open market purchases or in privately negotiated transactions. Any shares purchased, if not retired, will be treated as treasury shares. The program is set to expire on February 5, 2021, but may be modified or terminated at the discretion of the Board. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. Through June 30, 2020, no shares have been repurchased under this program.

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

During the six months ended June 30, 2020, the Company granted 254,950 shares of restricted stock with a weighted-average grant-date fair value of $64.84 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations.
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

June 30, 2020

The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

(in thousands)	June 30, 2020	December 31, 2019	Location in Consolidated Balance Sheets
Assets:
Securities	$35,890	36,849	Other assets
Liabilities:
Deferred compensation obligation	$35,862	36,755	Accounts payable and other liabilities

12.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Income (loss) attributable to common stockholders - basic	$19,046	51,728	$(6,286)	$142,174
Income (loss) attributable to common stockholders - diluted	$19,046	51,728	$(6,286)	142,174
Denominator:
Weighted average common shares outstanding for basic EPS	169,643	167,536	168,781	167,488
Weighted average common shares outstanding for diluted EPS (1)	169,971	167,962	168,781	167,877
Income (loss) per common share – basic	$0.11	0.31	$(0.04)	0.85
Income (loss) per common share – diluted	$0.11	0.31	$(0.04)	0.85

(1)

The six months ended June 30, 2020 excludes the impact of unvested restricted stock because they would be anti-dilutive, while all other periods presented include the dilutive impact of unvested restricted stock.

Income (loss) allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding for the three months ended June 30, 2020 and 2019, was 765,046 and 349,902, respectively.  Weighted average exchangeable Operating Partnership units outstanding for the six months ended June 30, 2020 and 2019, was 765,046 and 349,902, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Income (loss) attributable to common unit holders - basic	$19,133	51,837	$(6,314)	$142,473
Income (loss) attributable to common unit holders - diluted	$19,133	51,837	$(6,314)	142,473
Denominator:
Weighted average common units outstanding for basic EPU	170,409	167,886	169,546	167,838
Weighted average common units outstanding for diluted EPU (1)	170,736	168,312	169,546	168,227
Income (loss) per common unit – basic	$0.11	0.31	$(0.04)	0.85
Income (loss) per common unit – diluted	$0.11	0.31	$(0.04)	0.85

(1)

The six months ended June 30, 2020 excludes the impact of unvested restricted stock because they would be anti-dilutive, while all other periods presented include the dilutive impact of unvested restricted stock.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

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

Environmental

The Company is subject to numerous environmental laws and regulations pertaining primarily to chemicals historically used by certain current and former dry cleaning tenants, the existence of asbestos in older shopping centers, and older underground petroleum storage tanks. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations. The Company can give no assurance that existing environmental studies with respect to its shopping centers have revealed all potential environmental contaminants; that its estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to the Company; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; and that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of June 30, 2020 and December 31, 2019, the Company had $9.8 million and $12.5 million, respectively, in letters of credit outstanding.

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

Risk Factors Related to the COVID-19 Pandemic

•

Pandemics or other health crises, such as the COVID-19 pandemic, may adversely affect our tenants’ financial condition, the profitability of our properties, our access to the capital markets and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Overview of Our Strategy

Regency Centers Corporation began its operations as a publicly-traded REIT in 1993, and as of June 30, 2020, had full or partial ownership interests in 415 retail properties primarily anchored by market leading grocery stores. Our properties are principally located in affluent and infill trade areas of the United States, and contain 52.2 million square feet (“SF”) of gross leasable area (“GLA”). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P., our wholly-owned subsidiaries, and through our co-investment partnerships.

As of June 30, 2020, the Parent Company owns approximately 99.6% of the outstanding common partnership units of the Operating Partnership.

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

COVID-19 Pandemic

On March 11, 2020, a novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During March 2020, COVID-19 began to appear in and spread throughout the United States resulting in federal, state and local government agencies issuing regulatory orders enforcing social distancing and limiting group gatherings in order to further prevent the spread.  While restrictions vary by state, generally, businesses deemed essential to the public are able to operate while non-essential businesses are not.  Grocer tenants that anchor over 80% of our operating centers are considered essential businesses and the majority have remained open and operational to serve the residents of their communities.  Many restaurants are also considered essential, although the social distancing and group gathering limitations can significantly reduce, or in some cases, prevent dine-in activity.  Many non-restaurant retailers have been, likewise, restricted by these limitations, especially to the extent they were not determined to be essential business.  As a result, many retailers have had to evaluate alternate means of providing their goods and services to the public or, in the case of non-essential tenants, to close as a result of this pandemic.

We have long had a business continuity and disaster recovery plan which has been successfully implemented in the past.  This experience enabled us to continue operating productively during the COVID-19 pandemic while our employees work safely from home, as their roles permit, during the early stages of the COVID-19 pandemic.  We have maintained, and expect to continue to maintain, our financial reporting systems as well as our internal controls over our financial reporting and disclosure controls and procedures.  We have since developed and executed our office reopening plan allowing employees, in our current stage, the option to work from home or the office. We have implemented CDC-approved protocols and developed detailed plans to prioritize the well-being of our employees, and encourage our tenants to similarly follow all rules and guidelines.  All employees are required to complete training before returning to the office and are subject to a daily health check in order to work in the office.  In addition, to maximize social distancing, we have implemented split scheduling allowing for greater distance between employee work stations.  We will continue to make necessary adjustments to our plans as facts and circumstances change and evolve.

Our financial results for the six months ended June 30, 2020 have been significantly impacted by the COVID-19 pandemic resulting in a Net loss attributable to common stockholders, including a Goodwill impairment charge and changes in our expected collectibility of Lease income which also reduces our non-GAAP measures.  On March 30, 2020, we withdrew our fiscal 2020 guidance previously provided on February 12, 2020.  During March, we strengthened our liquidity position through the settlement of our 2019 forward equity sales under our then-current ATM program at a weighted average sales price of $67.99 per share generating $125.8 million in net proceeds.  Additionally, during May, we issued $600 million of 10 year senior unsecured public notes at 3.70%, which priced at

99.805%.  The proceeds of the offering were used to increase liquidity, including repaying the outstanding balance on our Line, and we expect to use the remaining proceeds for general corporate purposes, including the repayment in September 2020 of our $300 million 3.75% Notes due 2022.  As of June 30, 2020, we have a remaining borrowing capacity of $1.2 billion on our Line.

The profitability of our properties depends, in part, on the willingness of customers to visit our tenants’ businesses.  Although our tenant base includes essential businesses, such as grocery stores, which have been able to continue to operate and serve their customers, many non-essential businesses are experiencing significant declines in customer traffic or have temporarily closed their stores in reaction to government regulatory orders or efforts to support social distancing.  The effects from store closures and social distancing practices have had a significant adverse financial impact to certain of our non-essential business tenants, including their ability to pay their rent obligations. Many retail businesses, both essential and non-essential, are taking additional measures to ensure the health and safety of their customers, the cost of which further impacts their profitability. The COVID-19 pandemic is still evolving, making the broader implications on our future results of operations and overall financial performance uncertain at this time.  Although much of our lease income is derived from contractual rent payments, our tenants’ ability to meet their lease obligations has been negatively impacted by the disruptions and uncertainties of the COVID-19 pandemic.

During the three months ended June 30, 2020, state and local governments began to ease restrictions, allowing many retailers to reopen or increase occupancy of their stores from previously imposed limits.  Although many retailers have reported initially strong sales results upon reopening, the risk of diminished sales and future closures may occur as the virus remains active and continues to spread, which may negatively impact customers’ willingness to shop and dine at retail centers.  In many areas of the country, increased numbers of cases have been reported resulting in some states and municipalities re-imposing previously-lifted restrictions in an attempt to control the further spread of the virus, and may introduce further restrictions in the future which would have an unfavorable impact on the economy and the businesses of many of our tenants.  In addition, government support programs designed to assist businesses, including certain of our tenants, may not be continued or renewed. To the extent such tenants used funds from these programs to pay rent, a discontinuance or non-renewal of such programs could impact the ability of such tenants to pay rent, which could adversely impact us.  If tenants are unable to sustain their businesses, we may lose existing tenants which will result in reduced lease income and occupancy.  Further, suitable replacement tenants may also be difficult to find for an extended period and the terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants.

Since the COVID-19 pandemic and resulting restrictions began, the Company has been closely monitoring its cash collections which have significantly declined, most notably from tenants whose businesses are classified as non-essential.  Approximately 72% of the base rent billed for the three months ended June 30, 2020 has been collected through July 31, 2020.  The COVID-19 pandemic has resulted in certain tenants requesting concessions from rent obligations, including deferrals, abatements, and requests to renegotiate future rents, while some tenants have been unable to reopen or have not honored the terms of their existing lease agreements.  Since the COVID-19 pandemic began, we have entered into over 600 mutually acceptable agreements with tenants, representing $16.4 million of rent or 1.8% of annual base rent, within our consolidated real estate portfolio and our unconsolidated real estate investment partnerships, to enable them to defer a portion of their rental payments and repay them over future periods.  We expect to continue to work with other tenants, which may result in further rent concessions, as determined to be necessary and appropriate.  While we believe the deferred rent will be paid by the tenants in accordance with the terms of their agreements, due to the uncertainty surrounding the COVID-19 pandemic, there can be no assurances that all such deferred rent will ultimately be paid, or paid within the timeframes negotiated and agreed upon.

The duration and severity of the health crisis in the United States and the speed at which the country, states and localities are able to safely reopen and remain open, will significantly impact the overall economy, our retail tenants, and therefore our results of operations. As such, the effects of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial position until future periods and could result in a further materially adverse impact to our financial condition and results of operations. See also Part II, Item 1A. Risk Factors for further discussion.

Executing on our Strategy

During the six months ended June 30, 2020:

We had Net (loss) attributable to common stockholders of $(6.3) million, including a $132.1 million Goodwill impairment charge, as compared to Net income attributable to common stockholders of $142.2 million during the six months ended June 30, 2020 and 2019, respectively.

Our same property NOI:

•

Our pro-rata same property NOI, excluding termination fees, declined 10.3%, primarily attributable to uncollectible Lease income in this current COVID-19 pandemic environment.  Approximately 72% of pro-rata base rent billed for the three months ended June 30, 2020 has been collected through July 31, 2020.

•	We executed 602 new and renewal leasing transactions representing 2.6 million pro-rata SF, with trailing twelve month rent spreads of 7.0% on comparable retail operating property spaces.

•	At June 30, 2020, our total property portfolio was 94.0% leased, while our same property portfolio was 94.5% leased.

We continued our development and redevelopment of high quality shopping centers:

•	We currently have a total of 17 properties in process of development or redevelopment.
•

Due to the impacts of the COVID-19 pandemic, in-process projects in certain markets have stopped or have slowed significantly due to municipal orders requiring persons not engaged in essential business to remain at home, due to health concerns and labor limitations, or while we evaluate current market conditions.  We are continuing to assess the impact of these delays to our in-process projects as well as the feasibility of our pipeline projects and non-essential capital expenditures in order to prioritize cash flow, increase liquidity, and preserve financial flexibility.

We maintained a conservative balance sheet providing liquidity and financial flexibility to respond to these uncertain economic times and to cost effectively fund investment opportunities and debt maturities:

•

During March, we settled our forward equity sales under our ATM program that we entered into during 2019 by delivering 1,894,845 shares of common stock and receiving $125.8 million in net proceeds.  We used these proceeds for working capital and general corporate purposes.  Under our current ATM equity offering program, we may sell up to $500 million of common stock at prices determined by the market at the time of sale.

•

In order to further strengthen our financial position and balance sheet, to enhance our financial liquidity, and to provide financial flexibility to continue our business initiatives amid the evolving effects of the COVID-19 pandemic, in May 2020, we issued $600 million of 10 year senior unsecured public notes at 3.70%, which priced at 99.805%.  The proceeds of the offering were used to increase liquidity, including repaying the outstanding balance on our Line, and we expect the remaining proceeds will be used for general corporate purposes, including early repayment of a portion of our outstanding debt.

•

On August 3, 2020, the Operating Partnership notified U.S. Bank National Association, as trustee, of its intent to redeem on September 2, 2020 the entire $300 million outstanding of 3.75% Notes due 2022. The redemption price will be determined in accordance with the applicable indenture and is expected to be approximately $325.1 million including accrued and unpaid interest through the proposed redemption date and a make-whole amount as defined in such indenture.

•	As of June 30, 2020, we have a borrowing capacity of $1.2 billion on our Line.
•	At June 30, 2020, our pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 5.6x.

Property Portfolio

The following table summarizes general information related to the Consolidated Properties in our portfolio:

(GLA in thousands)	June 30, 2020	December 31, 2019
Number of Properties	300	303
Properties in Development and Redevelopment	13	16
GLA	37,229	37,556
% Leased – Operating and Development	93.9%	94.7%
% Leased – Operating	94.1%	94.9%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$22.73	$22.38

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our portfolio:

(GLA in thousands)	June 30, 2020	December 31, 2019
Number of Properties	115	116
Properties in Development and Redevelopment	4	6
GLA	14,952	15,050
% Leased – Operating and Development	94.2%	95.2%
% Leased –Operating	94.2%	95.2%
Weighted average annual effective rent PSF, net of tenant concessions	$21.78	$21.69

For the purpose of the following disclosures of occupancy and leasing activity, “anchor space” is considered space greater than or equal to 10,000 SF and “shop space” is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	June 30, 2020	December 31, 2019
% Leased – All Properties	93.9%	94.8%
Anchor space	96.6%	97.3%
Shop space	89.4%	90.6%

During the COVID-19 pandemic, a number of tenants at our properties either were required or elected to temporarily close.  Some of these tenants may be unable to sustain their business models in this environment and may fail in the presence of COVID-19 restrictions and concerns.  As such, our occupancy rates could decline in future periods as the pandemic continues to impact our tenants.  If conditions do not sufficiently and sustainably improve for these tenants, they may be unable to pay deferred or future contractual base rent and recoveries owed to us when due or otherwise. Given the decline in employment and gross domestic product, many retail tenants will experience economic challenges beyond those caused by COVID-19 pandemic restrictions that may leave them unable to pay rent or renew leases.  In addition, if any of our tenants are unable to continue as going concerns as a result of the current economic conditions, we may lose existing tenants which will result in reduced lease income and occupancy at our centers.  We may also be unable to find suitable replacement tenants for an extended period or at all and the terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants.

The following table summarizes leasing activity, including our pro-rata share of activity within the portfolio of our co-investment partnerships:

	Six months ended June 30, 2020
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	5	130	$10.92	$4.68	$5.53
Renewal	52	1,489	13.04	0.62	0.36
Total Anchor Leases	57	1,619	$12.87	$0.95	$0.77
Shop Space
New	140	208	$39.59	$40.50	$13.33
Renewal	405	739	32.03	0.85	0.51
Total Shop Space Leases	545	947	$33.69	$9.56	$3.32
Total Leases	602	2,566	$20.55	$4.12	$1.71

	Six months ended June 30, 2019
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	12	220	$21.17	$47.71	$5.34
Renewal	52	1,460	12.69	0.90	0.10
Total Anchor Leases	64	1,680	$13.80	$7.04	$0.78
Shop Space
New	227	403	$32.64	$29.43	$8.89
Renewal	449	770	32.05	1.09	0.55
Total Shop Space Leases	676	1,173	$32.25	$10.82	$3.41
Total Leases	740	2,853	$21.39	$8.59	$1.86

The weighted average base rent per square foot on signed shop space leases during 2020 was $33.69, which is greater than the weighted average annual base rent per square foot of all shop space leases due to expire during the next 12 months of $33.26. As compared to prior rents on these same spaces, new and renewal rent spreads were positive for anchor and shop space leases.  However, future rent spreads could be negatively impacted if the COVID-19 pandemic results in oversupply of vacant retail in the markets in which we operate.

Since the COVID-19 pandemic impacted the United States, new leasing activity has significantly declined as businesses delay executing leases amidst the immediate and uncertain future economic impacts.  This, coupled with potential retail failures, may result in decreased demand for retail space in our centers, which could result in pricing pressure on base rent.  Additionally, delays in construction of tenant improvements due to shelter-in-place orders continues in certain markets, and it may take longer before new tenants are able to open and commence rent payments.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which the top four are grocers and considered essential businesses in this current COVID-19 pandemic environment:

	June 30, 2020
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Publix	68	6.6%	3.3%
Kroger	55	6.7%	3.0%
Albertsons Companies	46	4.3%	2.8%
Whole Foods	34	2.5%	2.5%
TJX Companies	63	3.2%	2.5%

(1)	Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

The impact of bankruptcies may increase significantly if tenants occupying our centers are unable to withstand and recover from the disruptions caused by the COVID-19 pandemic, which could materially adversely impact Lease income and could result in greater legal expenses within General and administrative expenses.  Since the pandemic began, we have seen an increase in the number of tenants filing for bankruptcy.  Our management team devotes significant time to researching and monitoring retail trends, consumer preferences, customer shopping behaviors, changes in retail delivery methods, shifts to e-commerce, and changing demographics in order to anticipate the challenges and opportunities impacting the retail industry. Amidst the COVID-19 pandemic there is a greater focus on whether tenants are considered essential or non-essential retail, which for now directly impacts the retailer’s ability to operate and generate sufficient cash flows to meet their operating expenses, including lease payments.  Tight credit markets could negatively impact consumer spending and, along with large-scale business failures, have an adverse effect on our results from operations. We seek to mitigate these potential impacts through tenant diversification, replacing weaker tenants with stronger operators, anchoring our centers with market leading grocery stores that drive customer traffic, and maintaining a presence in affluent suburbs and dense infill trade areas. During the COVID-19 pandemic, we have and may continue to agree to defer rent or grant other concessions for certain tenants impacted by temporary closures.

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

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and to release the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. As of June 30, 2020, tenants who are currently in bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 2.0% of our annual base rent on a pro-rata basis.  We anticipate tenant bankruptcies will continue to increase in future periods depending on the length and severity of the COVID-19 pandemic impacts.

Results from Operations

COVID-19 Pandemic: three months ended June 30, 2020 and 2019

The health crisis caused by the COVID-19 pandemic in the United States, and resulting economic disruption, began during the first quarter of 2020 and continues to be an evolving situation.  Our country’s efforts have been focused on addressing the health crisis and encouraging or requiring social distancing to prevent the spread of the virus, through various forms of federal, state, and local government actions.  While restrictions vary by state, generally, businesses deemed essential to the public were able to operate while non-essential businesses were not.  Grocer tenants that anchor over 80% of our operating centers are considered essential businesses and the majority have remained open and operational to serve the residents of their communities.  Many restaurants are also considered essential, although the social distancing and group gathering limitations may prevent in-store or dine-in activity, forcing some of these retailers to evaluate alternate means of providing essential goods and services to the public or, like non-essential tenants, closing during this pandemic. During the three months ended June 30, 2020, governments began to ease restrictions, allowing many retailers to reopen or increase occupancy of their stores from previously imposed limits.  Although many retailers have reported initially strong sales results upon reopening, the risk of diminished sales and future closures exists as the virus remains active and continues to spread.

The broader and longer-term implications of COVID-19 on our future results of operations and overall financial performance are uncertain at this time as efforts to develop a vaccine and more broadly reopen the country and economy continue.  The impact of this COVID-19 pandemic has been significant to many of our tenants and their ability to pay rent, thereby directly impacting our results of operations and cash flows during 2020.  This has resulted in certain tenants requesting concessions from rent obligations, including deferrals, abatements and requests to negotiate future rents, while some tenants have been unable to reopen or have not honored the terms of their existing lease agreements.  Since the COVID-19 pandemic began, we have entered into over 600 mutually acceptable agreements with tenants, representing $16.4 million of rent or 1.8% of annual base rent, in our consolidated real estate portfolio and our unconsolidated real estate investment partnerships, to enable them to defer a portion of their rental payments and repay them over future periods.  We expect to continue to work with other tenants, which may result in further rent concessions as we determine to be necessary and appropriate.  Our results of operations may further deteriorate or improve based on efforts to contain this virus, our tenants’ ability to sustain their businesses, or our ability to find replacement tenants. All adjustments considered necessary to reflect the current estimated economic impact of this COVID-19 pandemic to our results of operations have been reflected herein.

Comparison of the three months ended June 30, 2020 and 2019:

Our revenues changed as summarized in the following table:

	Three months ended June 30,
(in thousands)	2020	2019	Change
Lease income	$222,552	266,236	(43,684)
Other property income	2,435	2,194	241
Management, transaction, and other fees	6,126	7,442	(1,316)
Total revenues	$231,113	275,872	(44,759)

Lease income decreased $43.7 million, driven by the following contractually billable components of rent to the tenants per the lease agreements:

$48.0 million decrease from increased Uncollectible lease income, consisting of $12.8 million increase from uncollectible Straight-line rent receivables and $35.2 million increase from uncollectible tenant receivables.  The COVID-19 pandemic has been most impactful to those tenants considered non-essential, even more so to those struggling before the pandemic. The current economic environment has resulted in changes in our expectations of collecting certain tenant receivables and their related future rent steps previously recognized through straight-line rent.

$3.6 million net increase in Above and below market rent primarily from same properties driven by timing of lease term modifications.

$644,000 increase from billable Base rent, as follows:

•	$448,000 increase from rent commencing at development properties;
•	$2.2 million increase from acquisitions of operating properties; and
•	$1.0 million net increase from same properties due to increases from rent steps in existing leases and rental rate growth, reduced by the loss of rents from bankruptcies, offset by
•	$3.0 million decrease from the sale of operating properties.

$509,000 increase in Other lease income from higher lease termination fees.

$718,000 decrease in Percentage rent due to timing of billings.

$304,000 increase in recoveries from tenants, which represent amounts contractually billable to tenants per the terms of the lease for their reimbursements to us for the tenants’ pro-rata share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers.  Recoveries from tenants increased, on a net basis, as follows:

•	$1.0 million increase from development properties;
•	$730,000 net increase from acquisition of operating properties; offset by
•	$939,000 decrease from the sale of operating properties; and
•

$520,000 decrease from same properties due to $2.1 million increase in real estate tax recoveries, driven by an increase in tax assessments, offset by $2.6 million decrease in CAM recoveries, driven by a net decrease in recoverable costs.

Future lease income could be impacted by ongoing negotiations to assist tenants with their ability to remain operational as this pandemic subsides.  These may impact the timing and collectibility of income and take the form of rent deferrals, concessions, or abatements, among other possible agreements.  Approximately 72% of the base rent billed for the three months ended June 30, 2020 has been collected through July 31, 2020.

Management, transaction, and other fees decreased $1.3 million primarily from decreases in construction management, property management, and development fees from projects within our unconsolidated partnerships.  Decreases in property receipts and leasing activity during this pandemic have negatively impacted our property management and leasing fee income earned from our unconsolidated partnerships, and are expected to continue while the depressed economic impact of the pandemic continues.

Changes in our operating expenses are summarized in the following table:

	Three months ended June 30,
(in thousands)	2020	2019	Change
Depreciation and amortization	$85,058	93,589	(8,531)
Operating and maintenance	40,032	42,759	(2,727)
General and administrative	21,202	18,717	2,485
Real estate taxes	36,793	33,506	3,287
Other operating expenses	2,480	1,533	947
Total operating expenses	$185,565	190,104	(4,539)

Depreciation and amortization costs decreased, on a net basis, as follows:

•	$884,000 net increase from acquisitions of operating properties, development properties, and corporate assets; offset by
•	$8.2 million decrease from same properties, primarily attributable to additional 2019 depreciation and amortization at redevelopment properties and for early tenant move-outs; and
•	$1.2 million decrease from the sale of operating properties.

Operating and maintenance costs decreased, on a net basis, as follows:

•	$480,000 increase from operations commencing at development properties; and
•	$462,000 increase from acquisitions of operating properties; offset by
•	$3.1 million net decrease from same properties driven by decreases in common area maintenance costs during the shutdowns, offset by increases in insurance premiums; and
•	$592,000 decrease from the sale of operating properties.

General and administrative costs increased, on a net basis, as follows:

•

$2.9 million increase in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income; and

•

$1.6 million increase due to less development overhead capitalization based on the status and progress on development and redevelopment projects during the year coupled with delays in new developments during the pandemic; offset by

•	$591,000 decrease in compensation costs primarily driven by lower incentive compensation; and
•	$1.3 million decrease in other expenses related to lower travel and conference costs amidst the pandemic.

Real estate taxes increased, on a net basis, as follows:

•	$1.2 million increase from acquisitions of operating properties and from development properties where capitalization ceased as tenant spaces became available for occupancy; and
•	$2.5 million increase within the same property portfolio from changes in assessed values across our portfolio; offset by
•	$469,000 decrease from the sale of operating properties.

Other operating expenses increased $947,000, attributable to increased development pursuit costs during 2020.

The following table presents the components of other expense (income):

	Three months ended June 30,
(in thousands)	2020	2019	Change
Interest expense, net
Interest on notes payable	$37,493	31,473	6,020
Interest on unsecured credit facilities	3,185	4,775	(1,590)
Capitalized interest	(1,274)	(980)	(294)
Hedge expense	1,546	2,149	(603)
Interest income	(575)	(244)	(331)
Interest expense, net	$40,375	37,173	3,202
Provision for impairment of real estate, net of tax	230	10,441	(10,211)
Gain on sale of real estate, net of tax	(7,448)	(442)	(7,006)
Net investment income	(4,359)	(966)	(3,393)
Total other expense (income)	$28,798	46,206	(17,408)

The $3.2 million net increase in Interest expense is driven by the following changes:

•	$6.0 million increase in Interest on notes payable from the new issuance of $600 million senior unsecured notes in May 2020, offset by
•

$1.6 million decrease in Interest on unsecured credit facilities primarily related to the 2019 repayment of a $300 million term loan, net of additional interest in 2020 on short-term borrowings on the Line in advance of the new senior unsecured note issued in May.

The $10.2 million decrease in Provision for impairment of real estate is due to the timing of specific transactions.  During the three months ended June 30, 2020, we recognized $230,000 loss on sale of one land parcel.  During the three months ended June 30, 2019, we recognized $10.4 million of impairment losses on two operating properties.

During the three months ended June 30, 2020, we recognized gains on sale of $7.4 million for two land parcels, one operating property, and the receipt of property insurance proceeds.  During the three months ended June 30, 2019, we recognized gains on sale of $442,000 from one land parcel and the receipt of property insurance proceeds.

Net investment income increased $3.4 million primarily driven by changes in unrealized gains and losses of plan assets held in the non-qualified deferred compensation plan.  There is an offsetting adjustment in General and administrative costs related to participant obligations within the deferred compensation plans.

Our equity in income of investments in real estate partnerships decreased as follows:

		Three months ended June 30,
(in thousands)	Regency's Ownership	2020	2019	Change
GRI - Regency, LLC (GRIR)	40.00%	$1,430	10,297	(8,867)
New York Common Retirement Fund (NYC)	30.00%	74	365	(291)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	73	328	(255)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	75	357	(282)
Cameron Village, LLC (Cameron)	30.00%	211	304	(93)
RegCal, LLC (RegCal)	25.00%	200	345	(145)
US Regency Retail I, LLC (USAA)	20.01%	114	224	(110)
Other investments in real estate partnerships (1)	35.00% - 50.00%	647	908	(261)
Total equity in income of investments in real estate partnerships		$2,824	13,128	(10,304)
(1)

Includes our investment in the Town and Country shopping center, which we owned 18.38% during 2019.  In January 2020, we purchased an additional 16.62% interest, bringing our total ownership interest to 35%.

The $10.3 million decrease in our equity in income of investments in real estate partnerships is largely attributed to the following:

•	$8.9 million decrease within GRI primarily due to the following:
o	$5.9 million decrease from higher uncollectible lease income attributable to the impact of the COVID-19 pandemic on tenants; and
o	$2.0 million decrease driven by additional gains recognized during 2019 on the sale of operating real estate.
•	All of our investments in real estate partnerships experienced higher amounts of uncollectible lease income, negatively impacting our equity in income.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended June 30,
(in thousands)	2020	2019	Change
Net income	$19,574	52,690	(33,116)
Income attributable to noncontrolling interests	(528)	(962)	434
Net income attributable to common stockholders	$19,046	51,728	(32,682)
Net income attributable to exchangeable operating partnership units	(87)	(109)	22
Net income attributable to common unit holders	$19,133	51,837	(32,704)

Comparison of the six months ended June 30, 2020 and 2019:

Our revenues changed as summarized in the following table:

	Six months ended June 30,
(in thousands)	2020	2019	Change
Lease income	$497,089	543,539	(46,450)
Other property income	4,740	4,176	564
Management, transaction, and other fees	12,942	14,415	(1,473)
Total revenues	$514,771	562,130	(47,359)

Lease income decreased $46.5 million, driven by the following contractually billable components of rent to the tenants per the lease agreements:

$54.8 million decrease from increased Uncollectible lease income consisting of $16.4 million increase from uncollectible Straight-line rent receivables and $38.4 million increase from uncollectible tenant receivables.  The COVID-19 pandemic has been most impactful to those tenants considered non-essential, even more so to those struggling before the pandemic.  The current economic environment has resulted in changes in our expectations of collecting certain tenant receivables and their related future rent steps previously recognized through straight-line rent.

$3.0 million net increase in Above and below market rent primarily from same properties driven by timing of lease term modifications.

$3.4 increase from billable Base rent, as follows:

•	$1.1 million increase from rent commencing at development properties;
•	$5.6 million increase from acquisitions of operating properties; and
•	$3.0 million net increase from same properties due to increases from rent steps in existing leases and rental rate growth, reduced by the loss of rents from bankruptcies, offset by
•	$6.2 million decrease from the sale of operating properties.

$2.5 million net increase from billable Recoveries from tenants, which represent amounts contractually billable to tenants per the terms of the lease for their reimbursements to us for the tenants’ pro-rata share of the operating, maintenance, insurance and real estate tax expenses that we incur to operate our shopping centers.  Recoveries from tenants increased, on a net basis, as follows:

•	$1.2 million increase from rent commencing at development properties;
•	$2.1 million increase from acquisitions of operating properties; and
•

$835,000 increase from same properties due to $2.7 million increase in real estate tax recoveries, driven by an increase in tax assessments, offset by $1.8 million decrease in CAM recoveries driven by a net decrease in recoverable costs; offset by

•	$1.7 million decrease from the sale of operating properties.

Future lease income could be impacted by ongoing negotiations to assist tenants with their ability to remain operational as this pandemic subsides.  These may impact the timing of collection and the collectibility of tenant receivables and take the form of additional rent deferrals or rent abatements.  Approximately 72% of the base rent billed for the three months ended June 30, 2020, has been collected through July 31, 2020. Further, tenants that cannot sustain their business may be unable to pay rent or renew leases, which may not be as readily replaceable as the pool of potential future tenants also deteriorates in this economic environment.  Future declines in occupancy would result in reduced lease income from both lower base rent and recoveries from tenants of CAM, real estate taxes and insurance costs at our centers.

Management, transaction, and other fees decreased $1.5 million primarily from decreases in development, construction management, and property management fees from projects within our unconsolidated partnerships.  Decreases in property receipts and leasing activity during this pandemic have negatively impacted our property management and leasing fee income earned from our unconsolidated partnerships, and are expected to continue while the depressed economic impact of the pandemic continues.

Changes in our operating expenses are summarized in the following table:

	Six months ended June 30,
(in thousands)	2020	2019	Change
Depreciation and amortization	$174,353	190,783	(16,430)
Operating and maintenance	82,401	83,397	(996)
General and administrative	34,907	40,017	(5,110)
Real estate taxes	72,680	67,661	5,019
Other operating expenses	3,817	2,667	1,150
Total operating expenses	$368,158	384,525	(16,367)

Depreciation and amortization costs decreased, on a net basis, as follows:

•	$1.1 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy; and
•	$2.6 million increase from acquisitions of operating properties and corporate assets; offset by
•	$16.5 million decrease from same properties, primarily attributable to additional 2019 depreciation and amortization at redevelopment properties and for early tenant move-outs; and
•	$3.6 million decrease from the sale of operating properties.

Operating and maintenance costs decreased, on a net basis, as follows:

•	$915,000 increase from operations commencing at development properties; and
•	$1.3 million increase from acquisitions of operating properties; offset by
•

$2.1 million net decrease from same properties driven primarily by decreases in common area maintenance costs incurred during the pandemic shutdowns, coupled with a decrease in lease termination expense, offset by increases in insurance premiums; and

•	$1.1 million decrease from the sale of operating properties.

General and administrative costs decreased, on a net basis, as follows:

•

$3.7 million decrease in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income;

•	$1.6 million decrease in compensation costs primarily driven by lower incentive compensation; and
•	$1.7 million decrease in other expenses related to lower travel and conference costs amidst the pandemic; offset by
•

$1.9 million increase due to less development overhead capitalization based on the status and progress on development and redevelopment projects during the year coupled with delays in new developments during the pandemic.

Real estate taxes increased, on a net basis, as follows:

•	$960,000 increase from development properties where capitalization ceased as tenant spaces became available for occupancy;
•	$1.1 million increase from acquisitions of operating properties; and
•	$3.9 million increase within the same property portfolio from changes in assessed values across our portfolio; offset by
•	$887,000 decrease from the sale of operating properties.

Other operating expenses increased $1.1 million, attributable to increased development pursuit costs offset by lower environmental remediation costs.

The following table presents the components of other expense (income):

	Six months ended June 30,
(in thousands)	2020	2019	Change
Interest expense, net
Interest on notes payable	$72,058	63,986	8,072
Interest on unsecured credit facilities	6,122	9,318	(3,196)
Capitalized interest	(2,449)	(1,996)	(453)
Hedge expense	3,196	4,264	(1,068)
Interest income	(1,116)	(647)	(469)
Interest expense, net	$77,811	74,925	2,886
Goodwill impairment	132,128	—	132,128
Provision for impairment, net of tax	1,014	12,113	(11,099)
Gain on sale of real estate, net of tax	(45,453)	(16,932)	(28,521)
Early extinguishment of debt	—	10,591	(10,591)
Net investment loss (income)	564	(3,320)	3,884
Total other expense (income)	$166,064	77,377	88,687

Interest expense, net, changed $2.9 million as follows:

•

The $8.1 million net increase in Interest on notes payable results from the issuance of $600 million senior unsecured notes in May 2020, the issuance of $425 million senior unsecured notes in August 2019, partially offset by the redemption of the $250 million senior unsecured notes in April 2019, and mortgage payoffs at several properties during 2019; partially offset by,

•	The $3.2 million decrease in Interest on unsecured credit facilities results from the 2019 repayment of a $300 million term loan using proceeds from a $300 million senior unsecured note issuance.
•	The $1.1 million decrease in Hedge expense results from the maturity of a forward swap in 2019.

During the six months ended June 30, 2020, we recognized $132.1 million of Goodwill impairment, due to the significant market and economic impacts of the COVID-19 pandemic.  The market disruptions triggered evaluation of reporting unit fair values for goodwill impairment.  Of our 269 reporting units with goodwill, 87 reporting units were determined to have fair values lower than carrying value.  As such, goodwill impairment losses totaling $132.1 million were recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit.

During the six months ended June 30, 2020, we recognized $1.0 million resulting from impairment of one operating property and the sale of one land parcel.  During the six months ended June 30, 2019, we recognized $12.1 million of impairment losses on four operating properties, based on actual or expected sales price.

During the six months ended June 30, 2020, we recognized gains of $45.4 million from the sale of three land parcels, three operating properties, receipt of property insurance proceeds, and the re-measurement gain from the acquisition of controlling interest in a previously held equity investment.  During the three months ended June 30, 2019, we recognized gains of $16.9 million from the sale of two operating properties and three land parcels.

During the six months ended June 30, 2019, we redeemed unsecured notes and repaid one mortgage, all prior to original maturity, resulting in $10.6 million of debt extinguishment costs.

Net investment loss (income) changed by $3.9 million primarily driven by changes in unrealized gains and losses of plan assets held in the non-qualified deferred compensation plan.  There is an offsetting adjustment in General and administrative costs related to participant obligations within the deferred compensation plans.

The following table presents the components of other expense (income):

		Six months ended June 30,
(in thousands)	Regency's Ownership	2020	2019	Change
GRI - Regency, LLC (GRIR)	40.00%	$10,199	21,032	(10,833)
New York Common Retirement Fund (NYC)	30.00%	248	636	(388)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	479	731	(252)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	531	840	(309)
Cameron Village, LLC (Cameron)	30.00%	522	560	(38)
RegCal, LLC (RegCal)	25.00%	538	2,964	(2,426)
US Regency Retail I, LLC (USAA)	20.01%	396	479	(83)
Other investments in real estate partnerships	35.00% - 50.00%	1,329	16,713	(15,384)
Total equity in income of investments in real estate partnerships		$14,242	43,955	(29,713)
(1)

Includes our investment in the Town and Country shopping center, which we owned 18.38% during 2019.  In January 2020, we purchased an additional 16.62% interest, bringing our total ownership interest to 35%.

The $29.7 million decrease in our equity in income of investments in real estate partnerships is largely attributed to the following:

•	$10.8 million decrease within GRI primarily due to the following:
o	$5.0 million decrease driven by additional gains recognized during 2019 on the sale of operating real estate;
o	$6.7 million decrease from higher uncollectible lease income attributable to the expected impact of the COVID-19 pandemic on tenants.
•	$2.4 million decrease within RegCal primarily due to a $2.3 million gain recognized during 2019 on the sale of an operating property within the partnership; and
•	$15.4 million decrease within Other investments in real estate partnerships primarily due to a $15.0 million gain recognized during 2019 on the sale of a single operating property.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Six months ended June 30,
(in thousands)	2020	2019	Change
Net (loss) income	$(5,209)	144,183	(149,392)
Income attributable to noncontrolling interests	(1,077)	(2,009)	932
Net (loss) income attributable to common stockholders	$(6,286)	142,174	(148,460)
Net loss (income) attributable to exchangeable operating partnership units	28	(299)	327
Net (loss) income attributable to common unit holders	$(6,314)	142,473	(148,787)

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

Pro-Rata Same Property NOI:

Our pro-rata same property NOI, excluding termination fees, changed from the following major components:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Base rent (1)	$209,613	208,876	737	$420,703	417,808	2,895
Recoveries from tenants (1)	66,606	67,599	(993)	135,011	134,508	503
Percentage rent (1)	1,035	1,622	(587)	4,811	5,411	(600)
Termination fees (1)	2,012	1,504	508	4,150	1,961	2,189
Uncollectible lease income	(39,205)	(766)	(38,439)	(42,718)	(1,384)	(41,334)
Other lease income (1)	2,169	2,479	(310)	4,673	4,675	(2)
Other property income	1,567	1,814	(247)	3,154	3,358	(204)
Total real estate revenue	243,797	283,128	(39,331)	529,784	566,337	(36,553)
Operating and maintenance	39,876	41,937	(2,061)	81,867	82,615	(748)
Termination expense	25	500	(475)	25	500	(475)
Real estate taxes	39,036	36,447	2,589	77,311	73,501	3,810
Ground rent	2,533	2,646	(113)	5,132	5,393	(261)
Total real estate operating expenses	81,470	81,530	(60)	164,335	162,009	2,326
Pro-rata same property NOI	$162,327	201,598	(39,271)	$365,449	404,328	(38,879)
Less: Termination fees	1,987	1,004	983	4,125	1,461	2,664
Pro-rata same property NOI, excluding termination fees	$160,340	200,594	(40,254)	$361,324	402,867	(41,543)
Pro-rata same property NOI growth, excluding termination fees			-20.1%			-10.3%

(1)	Represents amounts included within Lease income in the accompanying Consolidated Statements of Operations that are contractually billable to the tenants per the terms of the lease agreements.

Billable Base rent increased $736,000 and $2.9 million during the three and six months ended June 30, 2020, driven by increases in rent spreads and contractual rent steps, offset by decreases from bankruptcy impacts.

Termination fees increased $510,000 and $2.2 million during the three and six months ended June 30, 2020, due to termination fees from several tenants at various properties, both wholly owned and within our partnerships.

Uncollectible lease income increased $38.4 million and $41.3 million during the three and six months ended June 30, 2020, due to changes in collection expectations of our lease income due to the impact of the COVID-19 pandemic on our tenants.

Operating and maintenance expenses decreased $2.1 million and $748,000 during the three and six months ended June 30, 2020, due to decreases in recoverable operating costs attributable to the pandemic shut-downs, offset by increases in insurance costs.

Real estate taxes increased $2.6 million and $3.8 million during the three and six months ended June 30, 2020, due to changes in assessed values at properties across our portfolio.

Same Property Rollforward:

Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	Three months ended June 30,
	2020		2019
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	399	40,568	401	40,904
Disposed properties	(1)	(48)	—	—
SF adjustments (1)	—	2	—	62
Ending same property count	398	40,522	401	40,966

	Six months ended June 30,
	2020		2019
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	396	40,525	399	40,866
Acquired properties owned for entirety of comparable periods	5	315	6	415
Developments that reached completion by beginning of earliest comparable period presented	3	553	3	358
Disposed properties	(3)	(427)	(7)	(766)
SF adjustments (1)	—	1	—	93
Properties under or being repositioned for redevelopment	(3)	(445)	—	—
Ending same property count	398	40,522	401	40,966

(1)	SF adjustments arise from remeasurements or redevelopments.

NAREIT FFO:

Our reconciliation of net income attributable to common stock and unit holders to NAREIT FFO is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share information)	2020	2019	2020	2019
Reconciliation of Net income (loss) to NAREIT FFO
Net income (loss) attributable to common stockholders	$19,046	51,728	$(6,286)	142,174
Adjustments to reconcile to NAREIT FFO: (1)
Depreciation and amortization (excluding FF&E)	92,756	100,168	189,388	204,665
Goodwill impairment	—	—	132,128	—
Provision for impairment of real estate	230	10,441	1,014	12,113
Gain on sale of real estate, net of tax	(7,464)	(2,410)	(45,416)	(39,462)
Exchangeable operating partnership units	87	109	(28)	299
NAREIT FFO attributable to common stock and unit holders	$104,655	160,036	$270,800	319,789

(1)	Includes Regency's pro-rata share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interest.

Same Property NOI Reconciliation:

Our reconciliation of Net income (loss) attributable to common stockholders to Same Property NOI, on a pro-rata basis, is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$19,046	51,728	$(6,286)	142,174
Less:
Management, transaction, and other fees	6,126	7,442	12,942	14,415
Other (1)	(1,424)	8,355	12,386	27,325
Plus:
Depreciation and amortization	85,058	93,589	174,353	190,783
General and administrative	21,202	18,717	34,907	40,017
Other operating expense	2,480	1,533	3,817	2,667
Other expense (income)	28,798	46,206	166,064	77,377
Equity in income (loss) of investments in real estate excluded from NOI (2)	16,878	11,976	32,361	6,347
Net income attributable to noncontrolling interests	528	962	1,077	2,009
Pro-rata NOI	$169,288	208,914	$380,965	419,634
Less non-same property NOI (3)	6,961	7,316	15,516	15,306
Pro-rata same property NOI	$162,327	201,598	$365,449	404,328

(1)	Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interest.
(2)	Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.
(3)	Includes revenues and expenses attributable to non-same property, sold property, development property, and corporate activities.

Liquidity and Capital Resources

General

We use cash flows generated from operating, investing, and financing activities to strengthen our balance sheet, finance our development and redevelopment projects, fund our investment activities, and maintain financial flexibility. We continuously monitor the capital markets and evaluate our ability to issue new debt or equity, to repay maturing debt, or to fund our capital commitments.

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

As the COVID-19 pandemic and its related impacts continue to evolve, we have taken the following steps to ensure sufficient liquidity and financial flexibility:

•	We settled our forward equity sales under our previous ATM program and received proceeds of approximately $125.8 million in March.
•	We renewed our ATM equity offering program in May which provides for the sale of $500 million of common stock. As of June 30, 2020, all $500 million of common stock remained available for issuance.
•

We issued $600 million of new 10 year senior unsecured public notes in May and received proceeds of $598.8. A portion of the proceeds were used to repay the outstanding balance on our Line, and the remaining proceeds will be used for general corporate purposes, including the redemption in September 2020 of our $300 million 3.75% unsecured Notes due 2022.

•	We have a borrowing capacity on our Line of $1.2 billion and $583.4 million of unrestricted cash available to us as of June 30, 2020.

We also continue to closely monitor and assess the capital requirements of all in process and planned developments, redevelopments, and capital expenditures.   We are carefully proceeding in a targeted manner on a project-by-project basis, resulting in the delay, phasing or curtailment of certain in-process and planned development, redevelopment and capital expenditure projects.  We have no unsecured debt maturities until 2022 and a manageable level of secured mortgage maturities during 2020 and 2021, including those mortgages within our joint ventures.

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

In addition to our $583.4 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	June 30, 2020
ATM equity program
Original offering amount	$500,000
Available capacity	$500,000
Line of Credit
Total commitment amount	$1,250,000
Available capacity (1)	$1,240,237
Maturity (2)	March 23, 2022

(1)	Net of letters of credit.
(2)	The Company has the option to extend the maturity for two additional six-month periods.

Dividends are determined by our Board of Directors. On July 29, 2020, our Board of Directors declared a common stock dividend of $0.595 per share, payable on August 24, 2020, to shareholders of record as of August 14, 2020. While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.

We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the six months ended June 30, 2020 and 2019, we generated cash flow from operations of $217.4 million and $289.3 million, respectively, and paid $200.9 million and $195.7 million in dividends to our common stock and unit holders, respectively.  We are closely monitoring our tenant cash collections which, for many businesses classified as non-essential, have significantly declined since the start of the COVID-19 pandemic and resulting restrictions.  Approximately 72% of pro-rata base rent billed for the three months ended June 30, 2020 has been collected through July 31, 2020.  We currently expect this trend to continue through 2020, although we expect collections to improve through the year as restrictions lift and businesses reopen.  However, there can be no assurance that our cash flow from operations will be sufficient to fund our dividend without the benefit of other sources of capital or changes to our historic dividend levels, including the potential payment of dividends with Regency stock, while remaining in compliance with minimum REIT distributions.

We currently have 17 development and redevelopment projects in various stages of construction, along with a pipeline of potential projects for future development or redevelopment.  Due to the impacts of the COVID-19 pandemic, in-process projects in certain markets have stopped or slowed significantly due to government restrictions, health concerns, or labor limitations.  As the effects of the COVID-19 pandemic remain uncertain, we continue to evaluate the pandemic’s impacts to our in-process projects as well as the feasibility of our pipeline projects and non-essential capital expenditures, including project scope, investment, tenancy, timing and return on investment.  In order to maximize positive cash flow, increase liquidity, and preserve financial flexibility, we have curtailed certain projects, delayed some to a future period when retail space demand returns to a more favorable level, and, where practicable, activated targeted phasing of development and redevelopments.  We estimate that we will require capital during the next twelve months of approximately $290 million to fund construction and related costs for committed tenant improvements and in-process development and redevelopment, to repay maturing debt, and to make capital contributions to our co-investment partnerships.  The $600 million unsecured public bond offering in May, coupled with proceeds from settling our forward ATM sales and available $1.2 billion on our Line, strengthen our financial position to be able to fund our expected operating and capital expenditures amid the uncertainty of operating cash flows during this pandemic and recovery period.  We expect to generate the necessary cash to fund our capital needs from cash flow from operations, borrowings from our Line, proceeds from the sale of real estate, mortgage loan and unsecured bank financing, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new unsecured debt.  If we start new developments or redevelopments, commit to new acquisitions, prepay debt prior to maturity, or repurchase shares of our common stock, our cash requirements will increase.

We endeavor to maintain a high percentage of unencumbered assets. As of June 30, 2020, 88.8% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our trailing twelve month Fixed charge coverage ratio, including our pro-rata share of our partnerships, was 4.0 times and 4.3 times for the periods ended June 30, 2020 and December 31, 2019, respectively, and our pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 5.6x and 5.4x, respectively, for the same periods.  We expect that these ratios may worsen during 2020 as a result of the impacts from the COVID-19 pandemic.

Our Line, Term Loan, and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. We are in compliance with these covenants at June 30, 2020, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Six months ended June 30,
(in thousands)	2020	2019	Change
Net cash provided by operating activities	$217,419	289,323	(71,904)
Net cash used in investing activities	(28,126)	(13,510)	(14,616)
Net cash provided by (used in) financing activities	282,503	(283,639)	566,142
Net increase (decrease) in cash and cash equivalents and restricted cash	$471,796	(7,826)	479,622
Total cash and cash equivalents and restricted cash	$587,358	37,364	549,994

Net cash provided by operating activities:

Net cash provided by operating activities decreased $71.9 million due to:

•

$77.6 million decrease in cash from operating income, largely resulting from lower rent collections attributable to the impact of the COVID-19 pandemic on our tenants.  Of the uncollected rents, we currently expect approximately half will not be collectible and the other half either has been or may be subject to rent concessions. We continue to negotiate with our tenants on repayment periods and since the pandemic began, we have executed over 600 rent deferrals, representing $16.4 million of rent or 1.8% of annual base rent, within our consolidated and unconsolidated real estate portfolio.  This deferred rent represents a weighted average deferral period of approximately 3 months, with weighted average repayment periods of approximately 10 months.  While we believe the deferred rent will be paid by the tenants in accordance with the terms of their agreements, due to the uncertainty surrounding the COVID-19 pandemic, there can be no assurances that all such deferred rent will ultimately be paid, or paid within the timeframes negotiated and agreed upon.  The duration and severity of the COVID-19 pandemic will continue to impact our ability to generate cash flow from operations; offset by,

•	$5.7 million increase from cash paid in 2019 to settle treasury rate locks put in place to hedge changes in interest rates on a 30 year fixed rate debt offering.

Net cash used in investing activities:

Net cash used in investing activities changed by $14.6 million as follows:

	Six months ended June 30,
(in thousands)	2020	2019	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(16,867)	(19,302)	2,435
Advance deposits refunded (paid) on acquisition of operating real estate	100	(11,000)	11,100
Real estate development and capital improvements	(107,852)	(80,032)	(27,820)
Proceeds from sale of real estate investments	115,614	83,460	32,154
Issuance of notes receivable	(440)	—	(440)
Investments in real estate partnerships	(42,088)	(32,970)	(9,118)
Return of capital from investments in real estate partnerships	23,235	46,740	(23,505)
Dividends on investment securities	140	264	(124)
Acquisition of investment securities	(7,062)	(11,498)	4,436
Proceeds from sale of investment securities	7,094	10,828	(3,734)
Net cash used in investing activities	$(28,126)	(13,510)	(14,616)

Significant changes in investing activities include:

•	We acquired one operating property for $16.9 million during 2020 and three operating properties for $19.3 million during the same period in 2019.
•	We paid deposits of $11.0 million during 2019 toward the acquisition of operating properties, which were acquired later in 2019.

•	We invested $27.8 million more in 2020 than the same period in 2019 on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•

We sold three operating properties and four land parcels in 2020 and received proceeds of $115.6 million, including proceeds from repayment of a short-term note issued at closing and repaid during the same period, compared to four operating properties and three land parcels in 2019 for proceeds of $83.5 million.

•	We invested $42.1 million in our real estate partnerships during 2020, including:
o	$16.0 million to fund our share of acquiring an additional equity interest in one partnership,
o	$15.8 million to fund our share of debt refinancing, and
o	$10.3 million to fund our share of development and redevelopment activities.

During the same period in 2019, we invested $33.0 million, including:

o	$21.3 million to fund our share of development and redevelopment activities,
o	$9.7 million to fund our share of acquiring an additional equity interest in one partnership,
o	$2.1 million to fund our share of debt refinancing.
•

Return of capital from our unconsolidated real estate partnerships includes sales or financing proceeds.  During the six months ended June 30, 2020 we received $23.2 million from our share of proceeds from debt refinancing activities.  During the same period in 2019, we received $46.7 million, including $37.4 million from the sale of three operating properties and $9.3 million from our share of proceeds from debt refinancing activities.

•	Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment, although in the midst of the COVID-19 pandemic we are re-evaluating all in-process and pipeline development and redevelopment projects for feasibility resulting in curtailment, delay or phasing of projects, as well as, limiting capital expenditures not immediately necessary as the economic situation continues to unfold. During 2020, we deployed capital of $107.9 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Six months ended June 30,
(in thousands)	2020	2019	Change
Capital expenditures:
Land acquisitions for development	$—	5,206	(5,206)
Building and tenant improvements	22,969	25,073	(2,104)
Redevelopment costs	66,244	15,955	50,289
Development costs	8,323	26,062	(17,739)
Capitalized interest	1,980	1,399	581
Capitalized direct compensation	8,336	6,337	1,999
Real estate development and capital improvements	$107,852	80,032	27,820

•	During 2019, we acquired two land parcels for new development projects. We had no such land parcel acquisitions during 2020.
•	Building and tenant improvements decreased $2.1 million in 2020, primarily related to the timing of capital projects.
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

•

Development expenditures are lower in 2020 due to the progress during 2019 towards completion of our development projects currently in process, coupled with delays in new development starts amidst the pandemic. At June 30, 2020 we had three consolidated development projects that were either under construction or in lease up, one of which is being further evaluated for timing and economics due to the COVID-19 pandemic.  At December 31, 2019 we had three development projects that were either under construction or lease up. See the tables below for more details about our development projects.
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

In light of the continuing and changing environment from the COVID-19 pandemic, management continues to review on a project-by-project basis the impacts to project scope, investment, tenancy, timing, and return on investments on all-in process and pipeline projects to determine the most appropriate future direction of each project.  As a result, some projects have been curtailed, delayed, or phased due to the COVID-19 the pandemic.

The following table summarizes our development projects:

(in thousands, except cost PSF)				June 30, 2020
Property Name	Market	Start Date	Estimated Stabilization Year (1)	Estimated / Actual Net Development Costs (2) (3)	GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred

Developments In-Process
Carytown Exchange Phase I	Richmond, VA	Q4-18	2022	$17,187	45	$378	68%
The Village at Hunter's Lake	Tampa, FL	Q4-18	2021	22,051	72	306	75%

(1)	Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)	Includes leasing costs and is net of tenant reimbursements.
(3)	Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)						June 30, 2020
Property Name	Market	GLA (3)	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated Incremental Project Costs (2) (3)	% of Costs Incurred

Redevelopments In-Process
West Bird Plaza	Miami, FL	99	100%	Q4-19	2022	$10,338	22%
Point 50	Metro, DC	48	100%	Q4-18	2022	17,363	71%
Bloomingdale Square	Tampa, FL	252	100%	Q3-18	2022	20,839	89%
The Abbot Phase I	Boston, MA	65	100%	Q2-19	TBD	33,532	58%
Market Common Clarendon Office Phase I	Metro, DC	130	100%	Q4-18	TBD	36,386	68%
Various Properties	Various	1,984	20% - 100%	Various	Various	34,608	58%

Redevelopments Completed
Pablo Plaza	Jacksonville, FL		100%	Q4-18	2022	$14,627
Various Properties	Various		40% - 100%	Various	Various	17,025

(1)	Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)	Includes leasing costs and is net of tenant reimbursements.
(3)	Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.

Net cash provided by (used in) financing activities:

Net cash flows from financing activities changed by $566.1 million during 2020, as follows:

	Six months ended June 30,
(in thousands)	2020	2019	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$125,616	—	125,616
Repurchase of common shares in conjunction with equity award plans	(5,405)	(6,148)	743
Common shares repurchased through share repurchase program	—	(32,778)	32,778
Distributions to limited partners in consolidated partnerships, net	(1,644)	(968)	(676)
Dividend payments and operating partnership distributions	(200,881)	(195,655)	(5,226)
Repayment of unsecured credit facilities, net	(220,000)	(25,000)	(195,000)
Proceeds from debt issuance	598,830	298,983	299,847
Debt repayment, including early redemption costs	(9,019)	(318,739)	309,720
Payment of loan costs	(5,056)	(3,343)	(1,713)
Proceeds from sale of treasury stock, net	62	9	53
Net cash provided by (used in) financing activities	$282,503	(283,639)	566,142

Significant financing activities during the six months ended June 30, 2020 and 2019, include the following:

•	We received proceeds of $125.8 million in March 2020 upon settling our forward equity sales under our ATM program entered into during 2019.
•

We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $5.4 million and $6.1 million during 2020 and 2019, respectively.

•	We paid $32.8 million during 2019 to repurchase 563,229 common shares through our share repurchase program that were executed in December 2018 but not settled until January 2019.
•	We paid $5.2 million more in dividends as a result of an increase in our cumulative year to date dividend rate from $1.17 per share during 2019, to $1.19 per share during 2020.
•	We had the following debt related activity during 2020:
o	We repaid, net of draws, $220.0 million on our Line.
o	We received net proceeds of $598.8 million upon issuance, in May, of senior unsecured public notes.
o	We paid $9.0 million for other debt repayments, including:
▪	$3.9 million to repay a mortgage maturity, and
▪	$5.1 million in principal mortgage payments,
o	We paid $5.1 million of loan costs in connection with our public note offering above.
•	We had the following debt related activity during 2019:
o	We repaid, net of draws, $25 million on our Line.
o	We received proceeds of $299 million upon issuance, in March, of senior unsecured public notes.
o	We paid $318.7 million in other debt repayments, including:
▪	$259.6 million, including a make-whole premium, to redeem our senior unsecured public notes,
▪	$53.7 million to repay two mortgage maturities, and
▪	$5.4 million in principal mortgage payments.
o	We paid $3.3 million of loan costs in connection with our public note offering above.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of these co-investment partnerships and our pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Number of Co-investment Partnerships	16	16
Regency’s Ownership	35% - 50%	18.38% - 50%
Number of Properties	115	116
Assets	$3,130,109	3,158,884	$1,106,255	1,079,366
Liabilities	1,718,722	1,718,242	588,667	570,491
Equity	1,411,387	1,440,642	517,588	508,875
Negative investment in US Regency Retail I, LLC (2)			4,037	3,943
Basis difference			(47,340)	(43,296)
Investments in real estate partnerships			$474,285	469,522

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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	June 30, 2020	December 31, 2019
GRI - Regency, LLC (GRIR)	40.00%	$181,673	187,597
New York Common Retirement Fund (NYC) (1)	30.00%	34,809	41,422
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	9,175	9,201
Columbia Regency Partners II, LLC (Columbia II)	20.00%	38,640	39,453
Cameron Village, LLC (Cameron)	30.00%	10,662	10,641
RegCal, LLC (RegCal)	25.00%	26,122	26,417
Other investments in real estate partnerships (2)	35.00% - 50.00%	173,204	154,791
Total Investment in real estate partnerships		$474,285	469,522
US Regency Retail I, LLC (USAA) (3)	20.01%	(4,037)	(3,943)
Net Investment in real estate partnerships		$470,248	465,579

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

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	June 30, 2020
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2020	$7,965	26,408	—	34,373	16,166
2021	11,217	306,989	15,635	333,841	111,018
2022	7,811	260,702	—	268,513	99,917
2023	3,196	171,608	—	174,804	65,137
2024	1,796	33,690	—	35,486	14,217
Beyond 5 Years	13,027	720,321	—	733,348	236,793
Net unamortized loan costs, debt premium / (discount)	—	(9,726)	—	(9,726)	(3,239)
Total	$45,012	1,509,992	15,635	1,570,639	540,009

At June 30, 2020, our investments in real estate partnerships had notes payable of $1.6 billion maturing through 2034, of which 91.6% had a weighted average fixed interest rate of 4.1%. The remaining notes payable float with LIBOR and had a weighted average variable interest rate of 2.4%. These fixed and variable rate notes payable are all non-recourse, and our pro-rata share was $540.0 million as of June 30, 2020. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions.

We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Asset management, property management, leasing, and other transaction fees	$6,196	7,370	$13,003	14,028

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining primarily to chemicals historically used by certain current and former dry cleaning tenants, the existence of asbestos in older shopping centers, and older underground petroleum storage tanks. We believe that the few tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we endeavor to cause tenants to remove dry cleaning plants from our shopping centers or convert them to more environmentally friendly systems, in accordance with the terms of our leases. We have a blanket environmental insurance policy for third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also placed environmental insurance, where appropriate, on specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so.

As of June 30, 2020, we and our Investments in real estate partnerships had accrued liabilities of $8.7 million for our pro-rata share of environmental remediation. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations.  We can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Item 1A. Risk Factors

In addition to the risk factors disclosed in item 1A. of Part I of our Form 10-K for the year ended December 31, 2019, the following additional risks have been identified during 2020:

Pandemics or other health crises, such as the COVID-19 pandemic, may adversely affect our tenants’ financial condition, the profitability of our properties, our access to the capital markets and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Whenever pandemics or other health crises occur, they are expected to adversely affect our tenants’ ability to conduct business as they have historically, directly impacting their financial condition and the profitability of our properties. Our business will be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis. The profitability of our properties depends, in part, on the willingness of customers to visit our tenants’ businesses. The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases is likely to cause individuals to avoid our properties, which would adversely affect customer traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. In addition, health crises are expected to adversely impact us by disrupting our tenants’ supply chains, thereby impacting their ability to deliver goods and services to their customers.  Such events will adversely impact tenants’ sales and/or cause the temporary closure of our tenants’ businesses, which could severely disrupt their operations and have a material adverse effect on our business, financial condition and results of operations.  Pandemics or other health crises may also cause great volatility in the capital markets.  If capital is available, whether the terms of such capital are attractive compared to pre-pandemic terms may also be uncertain.

During the ongoing COVID-19 pandemic, U.S. federal, state, and local government actions to reduce or prevent the spread of COVID-19 placed restrictions on social gatherings, which directly impact many of our tenants whose businesses may be considered non-essential.  While essential businesses, such as grocery stores, occupy a significant amount of space in our centers and thus far have been able to continue to operate and serve their customers, our tenants with non-essential businesses are experiencing significant declines in customer traffic or have temporarily closed their stores in reaction to legally enforceable governmental orders or overall efforts to support social distancing.  The COVID-19 pandemic continues to evolve, making the broader implications on our future results of operations and overall financial performance uncertain at this time.  While much of our lease income is derived from contractual rent payments, our tenants’ ability to meet their lease obligations have been negatively impacted by the disruptions and uncertainties of the COVID-19 pandemic. Although many retailers have reported initially strong sales results upon reopening, the risk of diminished sales and future closures exists as the virus remains active and continues to spread. The COVID-19 pandemic has resulted in certain tenants requesting rent concessions from monthly rent obligations and certain tenants seeking to renegotiate future rents based on changes to the economic environment, while some tenants have been unable to reopen or honor the terms of their existing lease agreements.   We are closely monitoring our tenant cash collections which, for many businesses classified as non-essential, have significantly declined since the start of the COVID-19 pandemic and resulting restrictions.  Approximately 72% of pro-rata base rent billed for the three months ended June 30, 2020 has been collected through July 31, 2020.  Since the COVID-19 pandemic began, we have executed over 600 rent deferrals, within our consolidated real estate portfolio and our unconsolidated real estate investment partnerships.  This deferred rent represents a weighted average deferral periods of approximately 3 months, with weighted average repayment periods of approximately 10 months. We expect to continue to work with other tenants, which may result in further rent deferrals, concessions or abatements.  As a result, there can be no assurance that our cash flows from operations will be sufficient to fund our dividend payments without the benefit of other sources of capital or changes to our dividend policy.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2020.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended June 30, 2020.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 through April 30, 2020	—	$—	—	$250,000,000
May 1 through May 31, 2020	2,610	$40.92	—	$250,000,000
June 1 through June 30, 2020	2,070	$46.86	—	$250,000,000

(1)

Includes 4,680 shares repurchased at an average price of $43.55 to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.

(2)

On February 4, 2020, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is set to expire on February 5, 2021. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the Board. Through June 30, 2020, no shares have been repurchased under this program.

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

August 4, 2020	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

August 4, 2020	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)