Form 10-Q
period 2020-09-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2020-11-06
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Regency Centers Corporation              YES   ☐     NO   ☒                     Regency Centers, L.P.              YES   ☐     NO   ☒

The number of shares outstanding of Regency Centers Corporation’s common stock was 169,680,132 as of November 5, 2020.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2020, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”, “Regency Centers” or “Regency” means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of September 30, 2020, the Parent Company owned approximately 99.6% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.

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

The Company believes it is important to understand the key differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. Except for $200 million of unsecured private placement debt, the Parent Company does not hold any indebtedness, but guarantees all of the unsecured debt of the Operating Partnership. The Operating Partnership is also the co-issuer and guarantees the $200 million of Parent Company debt. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company’s joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

(in thousands, except share data)

	2020	2019
Assets	(unaudited)
Real estate assets, at cost	$11,154,800	11,095,294
Less: accumulated depreciation	1,954,181	1,766,162
Real estate assets, net	9,200,619	9,329,132
Investments in real estate partnerships	474,308	469,522
Properties held for sale	51,332	45,565
Cash, cash equivalents, and restricted cash, including $4,325 and $2,542 of restricted cash at September 30, 2020 and December 31, 2019, respectively	280,876	115,562
Tenant and other receivables	159,137	169,337
Deferred leasing costs, less accumulated amortization of $113,650 and $108,381 at September 30, 2020 and December 31, 2019, respectively	70,499	76,798
Acquired lease intangible assets, less accumulated amortization of $279,139 and $259,310 at September 30, 2020 and December 31, 2019, respectively	201,472	242,822
Right of use assets, net	288,138	292,786
Other assets	260,258	390,729
Total assets	$10,986,639	11,132,253
Liabilities and Equity
Liabilities:
Notes payable	$3,723,923	3,435,161
Unsecured credit facilities	264,605	484,383
Accounts payable and other liabilities	222,375	213,705
Acquired lease intangible liabilities, less accumulated amortization of $145,513 and $131,676 at September 30, 2020 and December 31, 2019, respectively	390,399	427,260
Lease liabilities	220,082	222,918
Tenants’ security, escrow deposits and prepaid rent	52,132	58,865
Total liabilities	4,873,516	4,842,292
Commitments and contingencies	—	—
Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share, 220,000,000 shares authorized; 169,677,302 and 167,571,218 shares issued at September 30, 2020 and December 31, 2019, respectively	1,697	1,676
Treasury stock at cost, 469,860 and 440,574 shares held at September 30, 2020 and December 31, 2019, respectively	(24,687)	(23,199)
Additional paid-in-capital	7,789,142	7,654,930
Accumulated other comprehensive loss	(23,220)	(11,997)
Distributions in excess of net income	(1,703,338)	(1,408,062)
Total stockholders’ equity	6,039,594	6,213,348
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of 29,087 and 47,092 at September 30, 2020 and December 31, 2019, respectively	35,987	36,100
Limited partners’ interests in consolidated partnerships	37,542	40,513
Total noncontrolling interests	73,529	76,613
Total equity	6,113,123	6,289,961
Total liabilities and equity	$10,986,639	11,132,253

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Lease income	$234,541	272,143	$731,630	815,682
Other property income	2,261	2,780	7,001	6,956
Management, transaction, and other fees	6,142	7,353	19,084	21,768
Total revenues	242,944	282,276	757,715	844,406
Operating expenses:
Depreciation and amortization	84,808	91,856	259,161	282,639
Operating and maintenance	41,345	41,695	123,746	125,092
General and administrative	19,582	16,705	54,489	56,722
Real estate taxes	35,938	33,601	108,618	101,263
Other operating expenses	1,208	1,819	5,025	4,486
Total operating expenses	182,881	185,676	551,039	570,202
Other expense (income):
Interest expense, net	40,794	38,253	118,605	113,178
Goodwill impairment	—	—	132,128	—
Provision for impairment of real estate, net of tax	—	(14)	1,014	12,099
Gain on sale of real estate, net of tax	(3,237)	(887)	(48,690)	(17,819)
Early extinguishment of debt	19,358	1,391	19,358	11,982
Net investment (income) loss	(2,046)	(370)	(1,482)	(3,690)
Total other expense (income)	54,869	38,373	220,933	115,750
Income (loss) from operations before equity in income of investments in real estate partnerships	5,194	58,227	(14,257)	158,454
Equity in income (loss) of investments in real estate partnerships	8,116	(283)	22,358	43,673
Net income	13,310	57,944	8,101	202,127
Noncontrolling interests:
Exchangeable operating partnership units	(57)	(157)	(29)	(456)
Limited partners’ interests in consolidated partnerships	(565)	(822)	(1,670)	(2,532)
Income attributable to noncontrolling interests	(622)	(979)	(1,699)	(2,988)
Net income attributable to common stockholders	$12,688	56,965	$6,402	199,139

Income per common share - basic	$0.07	0.34	$0.04	1.19
Income per common share - diluted	$0.07	0.34	$0.04	1.19

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$13,310	57,944	$8,101	202,127
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(666)	(3,851)	(19,187)	(18,567)
Reclassification adjustment of derivative instruments included in net income	2,570	1,677	6,479	2,085
Unrealized gain on available-for-sale debt securities	53	169	379	429
Other comprehensive income (loss)	1,957	(2,005)	(12,329)	(16,053)
Comprehensive income (loss)	15,267	55,939	(4,228)	186,074
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	622	979	1,699	2,988
Other comprehensive income (loss) attributable to noncontrolling interests	42	(287)	(1,106)	(1,176)
Comprehensive income attributable to noncontrolling interests	664	692	593	1,812
Comprehensive income (loss) attributable to the Company	$14,603	55,247	$(4,821)	184,262

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended September 30, 2020 and 2019

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at June 30, 2019	$1,676	(22,536)	7,645,065	(14,086)	(1,309,278)	6,300,841	10,528	41,479	52,007	6,352,848
Net income	—	—	—	—	56,965	56,965	157	822	979	57,944
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	(3,406)	—	(3,406)	(13)	(263)	(276)	(3,682)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	1,688	—	1,688	5	(16)	(11)	1,677
Deferred compensation plan, net	—	(322)	322	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	4,224	—	—	4,224	—	—	—	4,224
Common stock issued for stock based compensation, net	—	—	100	—	—	100	—	—	—	100
Common stock issued under dividend reinvestment plan	—	—	345	—	—	345	—	—	—	345
Contributions from partners	—	—	—	—	—	—	—	103	103	103
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	25,869	—	25,869	25,869
Distributions to partners	—	—	—	—	—	—	—	(1,358)	(1,358)	(1,358)
Cash dividends declared:
Common stock/unit ($0.585 per share)	—	—	—	—	(98,018)	(98,018)	(205)	—	(205)	(98,223)
Balance at September 30, 2019	$1,676	(22,858)	7,650,056	(15,804)	(1,350,331)	6,262,739	36,341	40,767	77,108	6,339,847

Balance at June 30, 2020	$1,697	(24,597)	7,785,095	(25,135)	(1,615,077)	6,121,983	36,376	38,843	75,219	6,197,202
Net income	—	—	—	—	12,688	12,688	57	565	622	13,310
Other comprehensive income
Other comprehensive loss before reclassification	—	—	—	(551)	—	(551)	(2)	(60)	(62)	(613)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	2,466	—	2,466	11	93	104	2,570
Deferred compensation plan, net	—	(90)	297	—	—	207	—	—	—	207
Restricted stock issued, net of amortization	—	—	3,372	—	—	3,372	—	—	—	3,372
Common stock issued for stock based compensation, net of common stock redeemed for taxes withheld	—	—	3	—	—	3	—	—	—	3
Common stock issued under dividend reinvestment plan	—	—	382	—	—	382	—	—	—	382
Common stock issued, net of issuance costs	—	—	(7)	—	—	(7)	—	—	—	(7)
Contributions from partners	—	—	—	—	—	—	—	312	312	312
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	—	—	—	—
Distributions to partners	—	—	—	—	—	—	—	(2,211)	(2,211)	(2,211)
Cash dividends declared:
Common stock/unit ($0.595 per share)	—	—	—	—	(100,949)	(100,949)	(455)	—	(455)	(101,404)
Balance at September 30, 2020	$1,697	(24,687)	7,789,142	(23,220)	(1,703,338)	6,039,594	35,987	37,542	73,529	6,113,123

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the nine months ended September 30, 2020 and 2019

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$1,679	(19,834)	7,672,517	(927)	(1,255,465)	6,397,970	10,666	41,532	52,198	6,450,168
Net income	—	—	—	—	199,139	199,139	456	2,532	2,988	202,127
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	(17,020)	—	(17,020)	(42)	(1,076)	(1,118)	(18,138)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	2,143	—	2,143	6	(64)	(58)	2,085
Deferred compensation plan, net	—	(3,024)	3,024	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	12,125	—	—	12,127	—	—	—	12,127
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	(5,857)	—	—	(5,857)	—	—	—	(5,857)
Common stock repurchased and retired	(5)	—	(32,772)	—	—	(32,777)	—	—	—	(32,777)
Common stock issued under dividend reinvestment plan	—	—	1,085	—	—	1,085	—	—	—	1,085
Contributions from partners	—	—	—	—	—	—	—	1,999	1,999	1,999
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	25,869	—	25,869	25,869
Distributions to partners	—	—	—	—	—	—	—	(4,222)	(4,222)	(4,222)
Reallocation of limited partner's interest	—	—	(66)	—	—	(66)	—	66	66	—
Cash dividends declared:
Common stock/unit ($1.755 per share)	—	—	—	—	(294,005)	(294,005)	(614)	—	(614)	(294,619)
Balance at September 30, 2019	$1,676	(22,858)	7,650,056	(15,804)	(1,350,331)	6,262,739	36,341	40,767	77,108	6,339,847

Balance at December 31, 2019	$1,676	(23,199)	7,654,930	(11,997)	(1,408,062)	6,213,348	36,100	40,513	76,613	6,289,961
Net income	—	—	—	—	6,402	6,402	29	1,670	1,699	8,101
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	(17,505)	—	(17,505)	(79)	(1,224)	(1,303)	(18,808)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	6,282	—	6,282	28	169	197	6,479
Deferred compensation plan, net	—	(1,488)	1,695	—	—	207	—	—	—	207
Restricted stock issued, net of amortization	2	—	10,962	—	—	10,964	—	—	—	10,964
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	(5,172)	—	—	(5,172)	—	—	—	(5,172)
Common stock issued under dividend reinvestment plan	—	—	1,138	—	—	1,138	—	—	—	1,138
Common stock issued, net of issuance costs	19	—	125,589	—	—	125,608	—	—	—	125,608
Contributions from partners	—	—	—	—	—	—	—	443	443	443
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	1,275	—	1,275	1,275
Distributions to partners	—	—	—	—	—	—	—	(4,029)	(4,029)	(4,029)
Cash dividends declared:
Common stock/unit ($1.785 per share)	—	—	—	—	(301,678)	(301,678)	(1,366)	—	(1,366)	(303,044)
Balance at September 30, 2020	$1,697	(24,687)	7,789,142	(23,220)	(1,703,338)	6,039,594	35,987	37,542	73,529	6,113,123

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2020 and 2019

(in thousands)

(unaudited)

	2020	2019
Cash flows from operating activities:
Net income	$8,101	202,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259,161	282,639
Amortization of deferred loan costs and debt premiums	7,566	8,533
(Accretion) and amortization of above and below market lease intangibles, net	(29,847)	(30,196)
Stock-based compensation, net of capitalization	10,654	10,716
Equity in income of investments in real estate partnerships	(22,358)	(43,673)
Gain on sale of real estate, net of tax	(48,690)	(17,819)
Provision for impairment of real estate, net of tax	1,014	12,099
Goodwill impairment	132,128	—
Early extinguishment of debt	19,358	11,982
Distribution of earnings from investments in real estate partnerships	32,659	41,427
Settlement of derivative instruments	—	(6,870)
Deferred compensation expense	1,381	3,551
Realized and unrealized gain on investments	(1,427)	(3,634)
Changes in assets and liabilities:
Tenant and other receivables	4,072	520
Deferred leasing costs	(4,999)	(4,695)
Other assets	(7,670)	(7,182)
Accounts payable and other liabilities	20,223	14,886
Tenants’ security, escrow deposits and prepaid rent	(6,737)	(5,055)
Net cash provided by operating activities	374,589	469,356
Cash flows from investing activities:
Acquisition of operating real estate	(16,867)	(222,230)
Advance deposits refunded (paid) on acquisition of operating real estate	100	(600)
Real estate development and capital improvements	(149,293)	(128,085)
Proceeds from sale of real estate investments	125,539	98,006
Issuance of notes receivable	(551)	—
Investments in real estate partnerships	(47,957)	(57,333)
Return of capital from investments in real estate partnerships	23,235	46,740
Dividends on investment securities	193	400
Acquisition of investment securities	(10,580)	(17,955)
Proceeds from sale of investment securities	10,659	14,748
Net cash used in investing activities	(65,522)	(266,309)
Cash flows from financing activities:
Net proceeds from common stock issuance	125,608	—
Repurchase of common shares in conjunction with equity award plans	(5,512)	(6,165)
Common shares repurchased through share repurchase program	—	(32,777)
Proceeds from sale of treasury stock	269	9
Distributions to limited partners in consolidated partnerships, net	(2,193)	(2,223)
Distributions to exchangeable operating partnership unit holders	(1,366)	(614)
Dividends paid to common stockholders	(300,538)	(292,921)
Repayment of fixed rate unsecured notes	(300,000)	(250,000)
Proceeds from issuance of fixed rate unsecured notes, net	598,830	723,571
Proceeds from unsecured credit facilities	610,000	450,000
Repayment of unsecured credit facilities	(830,000)	(710,000)
Repayment of notes payable	(3,891)	(55,030)
Scheduled principal payments	(8,149)	(6,960)
Payment of loan costs	(5,063)	(7,019)
Early redemption costs	(21,748)	(10,647)
Net cash used in financing activities	(143,753)	(200,776)
Net increase in cash and cash equivalents and restricted cash	165,314	2,271
Cash and cash equivalents and restricted cash at beginning of the period	115,562	45,190
Cash and cash equivalents and restricted cash at end of the period	$280,876	47,461

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2020 and 2019

(in thousands)

(unaudited)

	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,590 and $3,089 in 2020 and 2019, respectively)	$121,307	112,055
Cash paid for income taxes, net of refunds	$898	778
Supplemental disclosure of non-cash transactions:
Acquisition of real estate previously held within investments in real estate partnerships	$5,986	—
Mortgage loan assumed with the acquisition of real estate	$16,359	26,152
Mortgage loan assumed by purchaser with the sale of real estate	$8,250	—
Exchangeable operating partnership units issued for acquisition of real estate	$1,275	25,869
Change in accrued capital expenditures	$16,276	3,185
Common stock issued under dividend reinvestment plan	$1,138	1,085
Stock-based compensation capitalized	$650	1,719
(Distributions to) contributions from limited partners in consolidated partnerships, net	$(1,420)	66
Common stock issued for dividend reinvestment in trust	$819	732
Contribution of stock awards into trust	$1,439	2,496
Distribution of stock held in trust	$442	197
Change in fair value of securities	$288	509

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

(in thousands, except unit data)

	2020	2019
Assets	(unaudited)
Real estate assets, at cost	$11,154,800	11,095,294
Less: accumulated depreciation	1,954,181	1,766,162
Real estate assets, net	9,200,619	9,329,132
Investments in real estate partnerships	474,308	469,522
Properties held for sale	51,332	45,565
Cash, cash equivalents, and restricted cash, including $4,325 and $2,542 of restricted cash at September 30, 2020 and December 31, 2019, respectively	280,876	115,562
Tenant and other receivables	159,137	169,337
Deferred leasing costs, less accumulated amortization of $113,650 and $108,381 at September 30, 2020 and December 31, 2019, respectively	70,499	76,798
Acquired lease intangible assets, less accumulated amortization of $279,139 and $259,310 at September 30, 2020 and December 31, 2019, respectively	201,472	242,822
Right of use assets, net	288,138	292,786
Other assets	260,258	390,729
Total assets	$10,986,639	11,132,253
Liabilities and Capital
Liabilities:
Notes payable	$3,723,923	3,435,161
Unsecured credit facilities	264,605	484,383
Accounts payable and other liabilities	222,375	213,705
Acquired lease intangible liabilities, less accumulated amortization of $145,513 and $131,676 at September 30, 2020 and December 31, 2019, respectively	390,399	427,260
Lease liabilities	220,082	222,918
Tenants’ security, escrow deposits and prepaid rent	52,132	58,865
Total liabilities	4,873,516	4,842,292
Commitments and contingencies	—	—
Capital:
Partners’ capital:
General partner; 169,677,302 and 167,571,218 units outstanding at September 30, 2020 and December 31, 2019, respectively	6,062,814	6,225,345
Limited partners; 765,046 and 746,433 units outstanding at September 30, 2020 and December 31, 2019, respectively	35,987	36,100
Accumulated other comprehensive (loss)	(23,220)	(11,997)
Total partners’ capital	6,075,581	6,249,448
Noncontrolling interest: Limited partners’ interests in consolidated partnerships	37,542	40,513
Total capital	6,113,123	6,289,961
Total liabilities and capital	$10,986,639	11,132,253

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Lease income	$234,541	272,143	$731,630	815,682
Other property income	2,261	2,780	7,001	6,956
Management, transaction, and other fees	6,142	7,353	19,084	21,768
Total revenues	242,944	282,276	757,715	844,406
Operating expenses:
Depreciation and amortization	84,808	91,856	259,161	282,639
Operating and maintenance	41,345	41,695	123,746	125,092
General and administrative	19,582	16,705	54,489	56,722
Real estate taxes	35,938	33,601	108,618	101,263
Other operating expenses	1,208	1,819	5,025	4,486
Total operating expenses	182,881	185,676	551,039	570,202
Other expense (income):
Interest expense, net	40,794	38,253	118,605	113,178
Goodwill impairment	—	—	132,128	—
Provision for impairment of real estate, net of tax	—	(14)	1,014	12,099
Gain on sale of real estate, net of tax	(3,237)	(887)	(48,690)	(17,819)
Early extinguishment of debt	19,358	1,391	19,358	11,982
Net investment (income) loss	(2,046)	(370)	(1,482)	(3,690)
Total other expense (income)	54,869	38,373	220,933	115,750
Income (loss) from operations before equity in income of investments in real estate partnerships	5,194	58,227	(14,257)	158,454
Equity in income (loss) of investments in real estate partnerships	8,116	(283)	22,358	43,673
Net income	13,310	57,944	8,101	202,127
Limited partners’ interests in consolidated partnerships	(565)	(822)	(1,670)	(2,532)
Net income attributable to common unit holders	$12,745	57,122	$6,431	199,595

Income per common unit - basic	$0.07	0.34	$0.04	1.19
Income per common unit - diluted	$0.07	0.34	$0.04	1.19

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$13,310	57,944	$8,101	202,127
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(666)	(3,851)	(19,187)	(18,567)
Reclassification adjustment of derivative instruments included in net income	2,570	1,677	6,479	2,085
Unrealized gain on available-for-sale debt securities	53	169	379	429
Other comprehensive income (loss)	1,957	(2,005)	(12,329)	(16,053)
Comprehensive income (loss)	15,267	55,939	(4,228)	186,074
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	565	822	1,670	2,532
Other comprehensive income (loss) attributable to noncontrolling interests	33	(279)	(1,055)	(1,140)
Comprehensive income attributable to noncontrolling interests	598	543	615	1,392
Comprehensive income (loss) attributable to the Partnership	$14,669	55,396	$(4,843)	184,682

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended September 30, 2020 and 2019

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at June 30, 2019	$6,314,927	10,528	(14,086)	6,311,369	41,479	6,352,848
Net income	56,965	157	—	57,122	822	57,944
Other comprehensive loss
Other comprehensive loss before reclassification	—	(13)	(3,406)	(3,419)	(263)	(3,682)
Amounts reclassified from accumulated other comprehensive loss	—	5	1,688	1,693	(16)	1,677
Contributions from partners	—	—	—	—	103	103
Issuance of exchangeable operating partnership units	—	25,869	—	25,869	—	25,869
Distributions to partners	(98,018)	(205)	—	(98,223)	(1,358)	(99,581)
Reallocation of limited partner's interest	—	—	—		—
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	4,224	—	—	4,224	—	4,224
Common units issued as a result of common stock issued by Parent Company, net of redemptions	445	—	—	445	—	445
Balance at September 30, 2019	$6,278,543	36,341	(15,804)	6,299,080	40,767	6,339,847

Balance at June 30, 2020	$6,147,118	36,376	(25,135)	6,158,359	38,843	6,197,202
Net income	12,688	57	—	12,745	565	13,310
Other comprehensive income
Other comprehensive loss before reclassification	—	(2)	(551)	(553)	(60)	(613)
Amounts reclassified from accumulated other comprehensive loss	—	11	2,466	2,477	93	2,570
Deferred compensation plan, net	207	—	—	207	—	207
Contributions from partners	—	—	—	—	312	312
Issuance of exchangeable operating partnership units	—	—	—	—	—	—
Distributions to partners	(100,949)	(455)	—	(101,404)	(2,211)	(103,615)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	3,372	—	—	3,372	—	3,372
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	378	—	—	378	—	378
Balance at September 30, 2020	$6,062,814	35,987	(23,220)	6,075,581	37,542	6,113,123

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the nine months ended September 30, 2020 and 2019

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2018	$6,398,897	10,666	(927)	6,408,636	41,532	6,450,168
Net income	199,139	456	—	199,595	2,532	202,127
Other comprehensive loss
Other comprehensive loss before reclassification	—	(42)	(17,020)	(17,062)	(1,076)	(18,138)
Amounts reclassified from accumulated other comprehensive loss	—	6	2,143	2,149	(64)	2,085
Contributions from partners	—	—	—	—	1,999	1,999
Issuance of exchangeable operating partnership units	—	25,869	—	25,869	—	25,869
Distributions to partners	(294,005)	(614)	—	(294,619)	(4,222)	(298,841)
Reallocation of limited partner's interest	(66)	—	—	(66)	66	—
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	12,128	—	—	12,128	—	12,128
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(32,778)	—	—	(32,778)	—	(32,778)
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	(4,772)	—	—	(4,772)	—	(4,772)
Balance at September 30, 2019	$6,278,543	36,341	(15,804)	6,299,080	40,767	6,339,847

Balance at December 31, 2019	$6,225,345	36,100	(11,997)	6,249,448	40,513	6,289,961
Net income	6,402	29	—	6,431	1,670	8,101
Other comprehensive loss
Other comprehensive loss before reclassification	—	(79)	(17,505)	(17,584)	(1,224)	(18,808)
Amounts reclassified from accumulated other comprehensive loss	—	28	6,282	6,310	169	6,479
Deferred compensation plan, net	207	—	—	207	—	207
Contributions from partners	—	—	—	—	443	443
Issuance of exchangeable operating partnership units	—	1,275	—	1,275	—	1,275
Distributions to partners	(301,678)	(1,366)	—	(303,044)	(4,029)	(307,073)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	10,964	—	—	10,964	—	10,964
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	125,608	—	—	125,608	—	125,608
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	(4,034)	—	—	(4,034)	—	(4,034)
Balance at September 30, 2020	$6,062,814	35,987	(23,220)	6,075,581	37,542	6,113,123

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2020 and 2019

(in thousands)

(unaudited)

	2020	2019
Cash flows from operating activities:
Net income	$8,101	202,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259,161	282,639
Amortization of deferred loan costs and debt premiums	7,566	8,533
(Accretion) and amortization of above and below market lease intangibles, net	(29,847)	(30,196)
Stock-based compensation, net of capitalization	10,654	10,716
Equity in income of investments in real estate partnerships	(22,358)	(43,673)
Gain on sale of real estate, net of tax	(48,690)	(17,819)
Provision for impairment of real estate, net of tax	1,014	12,099
Goodwill impairment	132,128	—
Early extinguishment of debt	19,358	11,982
Distribution of earnings from investments in real estate partnerships	32,659	41,427
Settlement of derivative instruments	—	(6,870)
Deferred compensation expense	1,381	3,551
Realized and unrealized gain on investments	(1,427)	(3,634)
Changes in assets and liabilities:
Tenant and other receivables	4,072	520
Deferred leasing costs	(4,999)	(4,695)
Other assets	(7,670)	(7,182)
Accounts payable and other liabilities	20,223	14,886
Tenants’ security, escrow deposits and prepaid rent	(6,737)	(5,055)
Net cash provided by operating activities	374,589	469,356
Cash flows from investing activities:
Acquisition of operating real estate	(16,867)	(222,230)
Advance deposits refunded (paid) on acquisition of operating real estate	100	(600)
Real estate development and capital improvements	(149,293)	(128,085)
Proceeds from sale of real estate investments	125,539	98,006
Issuance of notes receivable	(551)	—
Investments in real estate partnerships	(47,957)	(57,333)
Return of capital from investments in real estate partnerships	23,235	46,740
Dividends on investment securities	193	400
Acquisition of investment securities	(10,580)	(17,955)
Proceeds from sale of investment securities	10,659	14,748
Net cash used in investing activities	(65,522)	(266,309)
Cash flows from financing activities:
Net proceeds from common stock issuance	125,608	—
Repurchase of common shares in conjunction with equity award plans	(5,512)	(6,165)
Common units repurchased through share repurchase program	—	(32,777)
Proceeds from sale of treasury stock	269	9
Distributions to limited partners in consolidated partnerships, net	(2,193)	(2,223)
Distributions to partners	(301,904)	(293,535)
Repayment of fixed rate unsecured notes	(300,000)	(250,000)
Proceeds from issuance of fixed rate unsecured notes, net	598,830	723,571
Proceeds from unsecured credit facilities	610,000	450,000
Repayment of unsecured credit facilities	(830,000)	(710,000)
Repayment of notes payable	(3,891)	(55,030)
Scheduled principal payments	(8,149)	(6,960)
Payment of loan costs	(5,063)	(7,019)
Early redemption costs	(21,748)	(10,647)
Net cash used in financing activities	(143,753)	(200,776)
Net increase in cash and cash equivalents and restricted cash	165,314	2,271
Cash and cash equivalents and restricted cash at beginning of the period	115,562	45,190
Cash and cash equivalents and restricted cash at end of the period	$280,876	47,461

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2020 and 2019

(in thousands)

(unaudited)

	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,590 and $3,089 in 2020 and 2019, respectively)	$121,307	112,055
Cash paid for income taxes, net of refunds	$898	778
Supplemental disclosure of non-cash transactions:
Acquisition of real estate previously held within investments in real estate partnerships	$5,986	—
Mortgage loan assumed with the acquisition of real estate	$16,359	26,152
Mortgage loan assumed by purchaser with the sale of real estate	$8,250	—
Exchangeable operating partnership units issued for acquisition of real estate	$1,275	25,869
Change in accrued capital expenditures	$16,276	3,185
Common stock issued by Parent Company for dividend reinvestment plan	$1,138	1,085
Stock-based compensation capitalized	$650	1,719
(Distributions to) contributions from limited partners in consolidated partnerships, net	$(1,420)	66
Common stock issued for dividend reinvestment in trust	$819	732
Contribution of stock awards into trust	$1,439	2,496
Distribution of stock held in trust	$442	197
Change in fair value of securities	$288	509

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

1.	Organization and Significant Accounting Policies

General

Regency Centers Corporation (the “Parent Company”) began its operations as a Real Estate Investment Trust (“REIT”) in 1993 and is the general partner of Regency Centers, L.P. (the “Operating Partnership”). The Parent Company primarily engages in the ownership, management, leasing, acquisition, and development and redevelopment of shopping centers through the Operating Partnership, and has no other assets other than through its investment in the Operating Partnership, and its only liabilities are $200 million of unsecured private placement notes, which are co-issued and guaranteed by the Operating Partnership. The Parent Company guarantees all of the unsecured debt of the Operating Partnership.

As of September 30, 2020, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 299 properties and held partial interests in an additional 115 properties through unconsolidated Investments in real estate partnerships (also referred to as “joint ventures” or “investment partnerships”).

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented.  These adjustments are considered to be of a normal recurring nature, except for the goodwill impairment, discussed in Note 4, resulting from the market and economic impacts of the COVID-19 pandemic.

COVID-19 Pandemic

On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During the ongoing COVID-19 pandemic, U.S. federal, state, and local governments have continued to mandate various actions to reduce or prevent the spread of COVID-19, which continues to directly impact many of the Company’s tenants whose businesses may be considered non-essential.  While essential businesses, such as grocery stores that anchor over 80% of the Company’s operating centers, have thus far been able to continue to operate and serve their customers, non-essential businesses continue to experience significant declines in customer traffic, when compared to previous years, or have temporarily closed their stores in reaction to legally enforceable governmental orders or overall efforts to support social distancing.  As a result, many retailers have had to evaluate alternative means of providing their goods and services to their customers or, in the case of many non-essential tenants, to close.

The COVID-19 pandemic continues to evolve, making the broader implications on the Company’s future results of operations and overall financial performance uncertain at this time.  While much of the Company’s lease income is derived from contractual rent payments, the tenants’ ability to meet their lease obligations have been negatively impacted by the disruptions and uncertainties of the COVID-19 pandemic.  The tenants’ ability to respond to these disruptions, including changes in their customers’ shopping habits and behaviors, will influence the tenants’ ability to survive and ultimately fulfill their lease obligations.  Although many of the Company’s tenants have reported initially improved sales results upon reopening, the risk of diminished sales and future closures exists as the virus remains active and continues to spread which could result in a resurgence in COVID-19 cases and reinstituted government mandated closures.

Due to the COVID-19 pandemic, certain tenants have requested rent concessions or have sought to renegotiate future rents based on changes to the economic environment. Other tenants have chosen not to reopen or honor the terms of their existing lease agreements.  The Company is closely monitoring its cash collections from tenants which, for many businesses classified as non-essential, have significantly declined since the start of the COVID-19 pandemic and resulting restrictions.  Approximately 86% of pro-rata base rent billed for the three months ended September 30, 2020, has been collected through October 31, 2020.  Since the COVID-19 pandemic began, the Company has executed approximately 1,300 rent deferral agreements within its consolidated real estate portfolio and its unconsolidated real estate investment partnerships.  This deferred rent represents, on a weighted average basis, deferral periods of approximately 3 months, with repayment periods of approximately 9.2 months beginning in December 2020.  The Company expects to continue to work with other tenants, which may result in further rent deferrals, concessions or abatements.  As a result, there can be no assurance that cash flows from operations will be sufficient to fund the Company’s dividend payments without the benefit of other sources of capital or changes to its current dividend policy.

New leasing activity has declined and is expected to remain at lower levels into 2021 as businesses delay executing leases amidst the immediate and uncertain future economic impacts of the COVID-19 pandemic.  This, coupled with tenant failures, may result in decreased demand for space in our centers, which could result in pricing pressure on rents.  Additionally, with delays in construction for tenant improvements due to the impacts of the pandemic, it may take longer before new tenants are able to open and commence rent payments.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

The Company’s ability to successfully start or complete tenant buildouts, new ground up development, or redevelopment of existing properties was adversely impacted by governmental orders shutting down construction activities. The Company also experienced impacts on its ability to source materials for construction and labor shortages impacting its ability to complete construction projects on anticipated schedules.  In the event a surge in new cases resulting in additional lockdowns occurs, similar impacts to the Company’s supply chain may arise which could have a material adverse effect on the Company’s business, financial condition and results of operation.  The Company continues to closely monitor and assess the capital requirements of all in process and planned developments, redevelopments, and capital expenditures. The Company is carefully proceeding in a targeted manner on a project-by-project basis which has resulted in delaying, phasing or curtailing certain in-process and planned development, redevelopment and capital expenditure projects.

On March 30, 2020, the Company withdrew its fiscal 2020 guidance previously provided.  The duration and severity of the health crisis in the United States and the speed at which the country, states and localities are able to safely reopen and remain open, will continue to materially impact the overall economy, retail tenants, and therefore the Company’s results of operations, financial condition and cash flows.  As such, the impact from the COVID-19 pandemic may not be fully reflected in the Company’s results of operations and overall financial position until future periods and could result in a further materially adverse impact to the Company’s financial condition and results of operations.

The Company has long had a business continuity and disaster recovery plan which has been successfully implemented in the past. This experience enabled the Company to continue operating productively during the COVID-19 pandemic while its employees work safely from home, as roles permit, during the early stages of the COVID-19 pandemic.  The Company has maintained, and expects to continue to maintain, its financial reporting systems as well as its internal controls over financial reporting and disclosure controls and procedures.  The Company has since developed and executed its office reopening plan allowing employees, in the current stage, the option to work from home or the office. The Company has implemented CDC recommended protocols and developed detailed plans to prioritize the well-being of its employees, and encourages its tenants to similarly follow all rules and guidelines.  All Company employees are required to complete training before returning to the office.

Consolidation

The Company consolidates properties that are wholly-owned and properties where it owns less than 100%, but which it has control over the activities most important to the overall success of the partnership. Control is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities ("VIEs") and voting interest entities.

Ownership of the Operating Partnership

The Operating Partnership’s capital includes general and limited common Partnership Units. As of September 30, 2020, the Parent Company owned approximately 99.6% of the outstanding common Partnership Units of the Operating Partnership, with the remaining limited common Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). Each EOP unit is exchangeable for cash or one share of common stock of the Parent Company, at the discretion of the Parent Company, and the unit holder cannot require redemption in cash or other assets.  The Parent Company has evaluated the conditions as specified under Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity as it relates to exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering unregistered common stock.  Accordingly, the Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company’s only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

Real Estate Partnerships

As of September 30, 2020, Regency had a partial ownership interest in 125 properties through partnerships, of which 10 are consolidated. Regency's partners include institutional investors and other real estate developers and/or operators (the “Partners” or “limited partners”). Regency has a variable interest in these entities through its equity interests, with Regency the primary beneficiary in certain of these real estate partnerships. As such, Regency consolidates the partnerships for which it is the primary beneficiary and reports the limited partners’ interests as Noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not control, but has significant influence, Regency recognizes its investment in them using the equity method of accounting.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

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

The major classes of assets, liabilities, and non-controlling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	September 30, 2020	December 31, 2019
Assets
Net real estate investments (1)	$129,881	325,464
Cash, cash equivalents and restricted cash (1)	5,456	57,269
Liabilities
Notes payable	7,329	17,740
Equity
Limited partners’ interests in consolidated partnerships	28,827	30,655

(1)	Included in the December 31, 2019, balances were real estate assets and cash held in Section 1031 like-kind exchanges, of which none remained at September 30, 2020.

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

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	Timing of satisfaction of performance obligations	2020	2019	2020	2019
Other property income	Point in time	$2,261	2,780	$7,001	6,956
Management, transaction and other fees:
Property management services	Over time	3,598	3,648	10,830	11,076
Asset management services	Over time	1,657	1,803	5,250	5,341
Leasing services	Point in time	708	1,239	1,948	2,702
Other transaction fees	Point in time	179	663	1,056	2,649
Total management, transaction, and other fees		$6,142	7,353	$19,084	21,768

The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $9.8 million and $11.6 million, as of September 30, 2020 and December 31, 2019, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

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

The Company’s investments in available-for-sale debt securities are invested in investment grade quality holdings or U.S. government backed securities, and are well diversified.  During the nine months ended September 30, 2020, the Company did not recognize any allowance for credit loss.

Additionally, the Company’s non-operating lease receivables experienced no credit losses during the nine months ended September 30, 2020, and the Company has no other financial instruments, such as lease receivables arising from sales-type or direct finance leases, subject to this ASU.

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

January 2020

The Company has completed its evaluation and adoption of this new standard. The Company does not have any assets or liabilities measured to fair value requiring modified disclosures at September 30, 2020.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

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

Notable changes of potential impact include income-based franchise taxes and interim period recognition of enacted changes in tax laws or rates.

		January 2021	The Company is evaluating this update and does not expect it to have a material impact to its financial condition, results of operations, cash flows or related footnote disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

2.	Real Estate Investments

The following tables detail consolidated shopping centers acquired or land acquired for development or redevelopment for the periods set forth below:

(in thousands)		Nine months ended September 30, 2020
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/1/20	Country Walk Plaza (1)	Miami, FL	Operating	100%	$39,625	16,359	3,294	2,452

(1)

The purchase price presented above reflects the purchase price for 100% of the property, of which the Company previously owned a 30% equity interest prior to acquiring the other partner’s interest and gaining control.

(in thousands)		Nine months ended September 30, 2019
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/8/19	Pablo Plaza (1)	Jacksonville, FL	Operating	100%	$600	—	—	—
2/8/19	Melrose Market	Seattle, WA	Operating	100%	15,515	—	941	358
6/18/19	The Field at Commonwealth Ph II (2)	Chantilly, VA	Development	100%	4,083	—	—	—
6/21/19	Culver Public Market	Culver City, CA	Development	100%	1,279	—	—	—
6/28/19	6401 Roosevelt	Seattle, WA	Operating	100%	3,550	—	—	—
7/1/19	The Pruneyard Shopping Center	Campbell, CA	Operating	100%	212,500	—	16,991	5,833
9/17/19	Circle Marina Center	Long Beach, CA	Operating	100%	50,000	—	3,717	962
Total property acquisitions					$287,527	—	21,649	7,153

(1)	The Company purchased a 0.17 acre land parcel adjacent to the Company's existing operating Pablo Plaza for redevelopment.
(2)	The Company purchased The Field at Commonwealth Ph II, which is land adjacent to an existing operating property, for future development.
3.	Property Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except number sold data)	2020	2019	2020		2019
Net proceeds from sale of real estate investments	$9,925	14,546	$125,539	(1)	98,006
Gain on sale of real estate, net of tax	3,237	887	48,690		17,819
Provision for impairment of real estate sold	—	194	571		1,860
Number of operating properties sold	—	1	3		5
Number of land parcels sold	4	2	8		5
Percent interest sold	70% - 100%	100%	50% - 100%		100%

(1)	Includes proceeds from repayment of a short-term note on the sale of one of the properties, issued at closing and repaid during the same three months ended March 31, 2020.

At September 30, 2020, the Company also had three operating properties and one land parcel classified within Properties held for sale on the Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the dates set forth below:

(in thousands)	September 30, 2020	December 31, 2019
Goodwill, net	$174,794	307,434
Investments	51,995	50,354
Prepaid and other	24,019	18,169
Derivative assets	—	2,987
Furniture, fixtures, and equipment, net	6,385	7,098
Deferred financing costs, net	3,065	4,687
Total other assets	$260,258	390,729

The following table presents the goodwill balances and activity during the year to date periods ended:

	September 30, 2020			December 31, 2019
(in thousands)	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$310,388	(2,954)	307,434	316,858	(2,715)	314,143
Goodwill allocated to Provision for impairment	—	(132,179)	(132,179)	—	(2,954)	(2,954)
Goodwill allocated to Properties held for sale	(963)	963	—	(2,472)	—	(2,472)
Goodwill associated with disposed reporting units:
Goodwill allocated to Provision for impairment	—	—	—	(1,779)	1,779	—
Goodwill allocated to Gain on sale of real estate	(461)	—	(461)	(2,219)	936	(1,283)
End of period balance	$308,964	(134,170)	174,794	310,388	(2,954)	307,434

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

During the three months ended March 31, 2020, the Company recognized $132.2 million of Goodwill impairment.  The market disruptions related to the significant economic impacts of the COVID-19 pandemic triggered evaluation of reporting unit fair values for goodwill impairment. The Company’s reporting units are at the individual property level. The carrying value of long-lived assets of the reporting units were first tested for recoverability with no resulting impairments.  Next, the fair value of each reporting unit was compared to its carrying value, including goodwill.  Of the 269 reporting units with goodwill, 87 of those were determined to have fair values lower than carrying value.  As such, goodwill impairment losses totaling $132.2 million were recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit.  Fair values of the reporting units were determined using a discounted cash flow approach, including current market cash flow assumptions for impacts to existing tenant contractual rent as well as prospective future rent and occupancy changes and related capital and operating expenditures.  The cap rates and discount rates used in the analysis reflect management’s best estimate of market rates adjusted for the current environment.  No additional Goodwill impairments were recognized after March 31, 2020.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

5.	Notes Payable and Unsecured Credit Facilities

The Company’s outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	September 30, 2020	December 31, 2019
Notes payable:
Fixed rate mortgage loans	4.4%	3.9%	$338,024	342,020
Variable rate mortgage loans (1)	2.8%	2.9%	147,385	148,389
Fixed rate unsecured debt	3.8%	4.0%	3,238,514	2,944,752
Total notes payable			3,723,923	3,435,161
Unsecured credit facilities:
Line of Credit (the "Line") (2)	1.0%	1.4%	—	220,000
Term loans	2.0%	2.1%	264,605	264,383
Total unsecured credit facilities			264,605	484,383
Total debt outstanding			$3,988,528	3,919,544

(1)

Includes six mortgages with interest rates that vary on LIBOR based formulas. Four of these variable rate loans have interest rate swaps in place to fix the interest rates.  The effective fixed rates of the loans range from 2.5% to 4.1%.

(2)	Weighted average effective rate for the Line is calculated based on a fully drawn Line balance.

Significant financing activity during 2020 includes:

•

On May 11, 2020, the Company issued $600 million of 3.70% senior unsecured public notes, which priced at 99.805%, and mature on June 15, 2030.  Portions of the net proceeds were used to repay the outstanding balance on the Line and to redeem, on September 2, 2020, the entire $300 million outstanding of 3.75% Notes due 2022.  The Company paid $325.1 million to redeem the notes, including $25.1 million for accrued interest and a make-whole premium.  The remainder of the proceeds are held in cash and are expected to be used for general working capital purposes, potentially including repayment of indebtedness.

As of September 30, 2020, the Company has access to a remaining borrowing capacity on the Line of $1.2 billion, which matures in March 2022 and is subject to two additional six-month extensions at the Company’s election.

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	September 30, 2020
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2020 (2)	$3,065	27,000	—	30,065
2021	11,598	74,101	—	85,699
2022	11,797	5,848	265,000	282,645
2023	10,124	59,374	—	69,498
2024	5,301	90,744	250,000	346,045
Beyond 5 Years	21,712	161,303	3,025,000	3,208,015
Unamortized debt premium/(discount) and issuance costs	—	3,442	(36,881)	(33,439)
Total	$63,597	421,812	3,503,119	3,988,528

(1)	Includes unsecured public and private debt and unsecured credit facilities.
(2)	Reflects scheduled principal payments for the remainder of the year.

The Company was in compliance as of September 30, 2020, with the financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities, and expects to remain in compliance for the next twelve months and thereafter.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

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

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Receive Variable Rate of	Pay Fixed Rate of	September 30, 2020	December 31, 2019
8/1/16	1/5/22	$265,000	1 Month LIBOR with Floor	1.053%	$(2,999)	2,674
4/7/16	4/1/23	19,497	1 Month LIBOR	1.303%	(553)	148
12/1/16	11/1/23	32,517	1 Month LIBOR	1.490%	(1,300)	84
9/17/19	3/17/25	24,000	1 Month LIBOR	1.542%	(1,411)	81
6/2/17	6/2/27	36,736	1 Month LIBOR with Floor	2.366%	(4,154)	(1,515)
					$(10,417)	1,472

(1)

Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of September 30, 2020, does not have any derivatives that are not designated as hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Loss (“AOCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
(in thousands)	2020	2019		2020	2019		2020	2019
Interest rate swaps	$(666)	(3,851)	Interest expense	$2,570	1,677	Interest expense, net	$40,794	38,253

	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
(in thousands)	2020	2019		2020	2019		2020	2019
Interest rate swaps	$(19,187)	(18,567)	Interest expense	$6,479	2,085	Interest expense, net	$118,605	113,178

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

As of September 30, 2020, the Company expects approximately $6.1 million of accumulated comprehensive losses on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.
7.	Leases

All of the Company’s leases are classified as operating leases.  The Company's Lease income is comprised of both fixed and variable income.  Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent, and in some cases stated amounts for common area maintenance (“CAM”), real estate taxes, and insurance. Income for these amounts is recognized on a straight-line basis.

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

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in ASC Topic 842:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating lease income
Fixed and in-substance fixed lease income	$200,020	204,686	$607,429	607,758
Variable lease income	60,535	59,872	186,952	185,317
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	7,811	11,086	31,107	31,334
Uncollectible straight line rent	(7,678)	(1,279)	(27,867)	(5,060)
Uncollectible amounts billable in lease income	(26,147)	(2,222)	(65,991)	(3,667)
Total lease income	$234,541	272,143	$731,630	815,682

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

During the nine months ended September 30, 2020, the Company experienced a significantly higher rate of uncollectible lease income driven by changes in expectations of collectibility of both past due rents and recoveries and future rent steps given the impact of the COVID-19 pandemic on our tenants.

Additionally, certain tenants experiencing economic difficulties during this pandemic have sought rent concessions, which in some cases the Company has granted, to date, primarily in the form of rent deferrals.  In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19.  In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions, and instead, treat the concession as if it was a part of the existing contract.  This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the right of the lessor or the obligations of the lessee.  The Company has elected to treat concessions that satisfy this criteria as though the concession was part of the existing contract and therefore not treated like a lease modification.  Beginning during the second quarter of 2020, the Company has executed approximately 1,300 rent deferral agreements

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

representing $30.6 million of rent or 3.5% of annual base rent, within its consolidated real estate portfolio and our unconsolidated real estate investment partnerships.  This deferred rent represents, on a weighted average basis, deferral periods of approximately 3 months, with repayment periods of approximately 9.2 months beginning in December 2020.  The Company will continue to negotiate with other tenants, which may result in further rent concessions as determined necessary and appropriate.  Collectibility of these concessions generally includes consideration of the tenants’ business performance, ability to sustain their business in the current environment, as well as an assessment of their credit worthiness and ability to repay such amounts in the future.

The following table represents the components of Tenant and other receivables in the accompanying Consolidated Balance Sheets:

(in thousands)	September 30, 2020	December 31, 2019
Tenant receivables (1)	$50,290	$35,526
Straight-line rent receivables	91,019	107,087
Other receivables (2)	17,828	26,724
Total tenant and other receivables	$159,137	$169,337
(1)	Tenant receivables include $15.5 million of lease payments due under rent deferral agreements executed as of September 30, 2020.
(2)	Other receivables include construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction and other fee income.
8.	Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	September 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,723,923	4,072,114	3,435,161	3,688,604
Unsecured credit facilities	$264,605	264,075	484,383	489,496

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of September 30, 2020 and December 31, 2019, respectively. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment (income) loss in the accompanying Consolidated Statements of Operations, and include unrealized gains of $1.3 million and unrealized losses of $15,000 during the three months ended September 30, 2020 and 2019, respectively, and unrealized gains of $251,000 and $2.7 million for the nine months ended September 30, 2020 and 2019, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$40,849	40,849	—	—
Available-for-sale debt securities	11,146	—	11,146	—
Interest rate derivatives	—	—	—	—
Total	$51,995	40,849	11,146	—
Liabilities:
Interest rate derivatives	$(10,417)	—	(10,417)	—

	Fair Value Measurements as of December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$39,599	39,599	—	—
Available-for-sale debt securities	10,755	—	10,755	—
Interest rate derivatives	2,987	—	2,987	—
Total	$53,341	39,599	13,742	—
Liabilities:
Interest rate derivatives	$(1,515)	—	(1,515)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

There were no assets measured at fair value on a nonrecurring basis as of September 30, 2020.  The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a nonrecurring basis as of December 31, 2019:

	Fair Value Measurements as of December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
Operating properties	$71,131	—	28,131	43,000	(50,553)

9.	Equity and Capital

Common Stock of the Parent Company

At the Market (“ATM”) Program

Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. There were no shares issued under the ATM equity program during the nine months ended September 30, 2020. As of September 30, 2020, all $500 million of common stock authorized under the ATM program remained available for issuance.

Under a previous ATM equity program which expired on March 31, 2020, the Company sold shares through forward sale agreements, which the Company settled during March 2020.  At settlement, the Company issued 1,894,845 shares of its common stock, receiving $125.8 million of net proceeds which were used for working capital and general corporate purposes.

Share Repurchase Program

On February 4, 2020, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million shares of its outstanding common stock through open market purchases or in privately negotiated transactions. Any shares purchased, if not retired, will be treated as treasury shares. The program is set to expire on February 5, 2021, but may be modified or terminated at the discretion of the Board. The timing and actual number of shares purchased under the program depend upon marketplace conditions, liquidity needs, and other factors. Through September 30, 2020, no shares have been repurchased under this program.

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

During the nine months ended September 30, 2020, the Company granted 262,426 shares of restricted stock with a weighted-average grant-date fair value of $64.14 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations.
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

September 30, 2020

The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

(in thousands)	September 30, 2020	December 31, 2019	Location in Consolidated Balance Sheets
Assets:
Securities	$37,656	36,849	Other assets
Liabilities:
Deferred compensation obligation	$37,653	36,755	Accounts payable and other liabilities

12.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Income attributable to common stockholders - basic	$12,688	56,965	$6,402	199,139
Income attributable to common stockholders - diluted	$12,688	56,965	$6,402	199,139
Denominator:
Weighted average common shares outstanding for basic EPS	169,671	167,559	169,081	167,512
Weighted average common shares outstanding for diluted EPS	169,970	167,944	169,356	167,834
Income per common share – basic	$0.07	0.34	$0.04	1.19
Income per common share – diluted	$0.07	0.34	$0.04	1.19

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding for the three months ended September 30, 2020 and 2019, was 765,046 and 405,934, respectively.  Weighted average exchangeable Operating Partnership units outstanding for the nine months ended September 30, 2020 and 2019, was 765,046 and 368,854, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Income attributable to common unit holders - basic	$12,745	57,122	$6,431	199,595
Income attributable to common unit holders - diluted	$12,745	57,122	$6,431	199,595
Denominator:
Weighted average common units outstanding for basic EPU	170,436	167,965	169,846	167,881
Weighted average common units outstanding for diluted EPU	170,735	168,350	170,121	168,203
Income per common unit – basic	$0.07	0.34	$0.04	1.19
Income per common unit – diluted	$0.07	0.34	$0.04	1.19

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

13.	Commitments and Contingencies

Litigation

The Company is involved in litigation on a number of matters and is subject to certain claims, which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. However, no assurances can be given as to the outcome of any threatened or pending legal proceedings.  Legal fees are expensed as incurred.

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

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of September 30, 2020 and December 31, 2019, the Company had $9.8 million and $12.5 million, respectively, in letters of credit outstanding.

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

Overview of Our Strategy

Regency Centers Corporation began its operations as a publicly-traded REIT in 1993, and as of September 30, 2020, had full or partial ownership interests in 414 retail properties primarily anchored by market leading grocery stores. Our properties are principally located in affluent and infill trade areas of the United States, and contain 52,155 million square feet (“SF”) of gross leasable area (“GLA”). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P., our wholly-owned subsidiaries, and through our co-investment partnerships.

As of September 30, 2020, the Parent Company owns approximately 99.6% of the outstanding common partnership units of the Operating Partnership.

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

COVID-19 Pandemic

On March 11, 2020, a novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During the ongoing COVID-19 pandemic, U.S. federal, state, and local governments have continued to mandate various actions to reduce or prevent the spread of COVID-19 which continues to directly impact many of our tenants whose businesses may be considered non-essential.  While essential businesses, such as grocery stores that anchor over 80% of our operating centers, have thus far been able to continue operating and serving their customers, non-essential businesses are experiencing significant declines in customer traffic when compared to previous years, or have temporarily closed their stores in reaction to legally enforceable governmental orders or overall efforts to support social distancing.  As a result, many retailers have had to evaluate alternative means of providing their goods and services to their customers or, in the case of many non-essential tenants, to close.  The COVID-19 pandemic continues to evolve, making the broader implications on our future results of operations and overall financial performance uncertain at this time.  While much of our lease income is derived from contractual rent payments, our tenants’ ability to meet their lease obligations have been negatively impacted by the disruptions and uncertainties of the COVID-19 pandemic. Our tenants’ ability to respond to these disruptions, including changes in their customers’ shopping habits and behaviors, will influence the tenants’ ability to survive and ultimately fulfill their lease obligations.  Although many of our tenants have reported initially improved sales results upon reopening, the risk of diminished sales and future closures exists as the virus remains active and continues to spread which could result in a resurgence in COVID-19 cases and reinstituted government mandated closures.

Due to the COVID-19 pandemic, certain tenants have requested rent concessions or have sought to renegotiate future rents based on changes to the economic environment. Other tenants have chosen not to reopen or honor the terms of their existing lease agreements. We are closely monitoring our cash collections from tenants which, for many businesses classified as non-essential, have significantly declined since the start of the COVID-19 pandemic and resulting restrictions.  Approximately 86% of pro-rata base rent billed for the three months ended September 30, 2020, has been collected through October 31, 2020.  Since the COVID-19 pandemic began, we have executed approximately 1,300 rent deferral agreements within our consolidated real estate portfolio and our unconsolidated real estate investment partnerships.  This deferred rent represents, on a weighted average basis, deferral periods of approximately 3 months, with repayment periods of approximately 9.2 months beginning in December 2020. We expect to continue to work with other tenants, which may result in further rent deferrals, concessions or abatements.  As a result, there can be no assurance that our cash flows from operations will be sufficient to fund our dividend payments without the benefit of other sources of capital or changes to our current dividend policy.

New leasing activity has declined and is expected to remain at lower levels into 2021 as businesses delay executing leases amidst the immediate and uncertain future economic impacts of the COVID-19 pandemic.  This, coupled with tenant failures, may result in decreased demand for retail space in our centers, which could result in pricing pressure on rents.  Additionally, with delays in construction for tenant improvements due to the impacts of the pandemic, it may take longer before new tenants are able to open and commence rent payments.

Our ability to successfully start or complete tenant buildouts, new ground up development or redevelopment of existing properties was adversely impacted by governmental orders shutting down construction activities. We also experienced impacts on our ability to source materials for construction and labor shortages impacting our ability to complete construction projects on anticipated schedules.  In the event a surge in new cases resulting in additional lockdowns occurs, similar impacts to our supply chain may arise which could have a material adverse effect on our business, financial condition and results of operation.  We continue to closely monitor and assess the capital requirements of all in process and planned developments, redevelopments, and capital expenditures.   We are carefully proceeding in a targeted manner on a project-by-project basis which has resulted in delaying, phasing or curtailing certain in-process and planned development, redevelopment and capital expenditure projects.

On March 30, 2020, we withdrew our fiscal 2020 guidance previously provided.  The duration and severity of the health crisis in the United States and the speed at which the country, states and localities are able to safely reopen and remain open, will continue to materially impact the overall economy, our retail tenants, and therefore our results of operations, financial condition and cash flows.  As such, the impact from the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial position until future periods and could result in a further materially adverse impact to our financial condition and results of operations. See also Part II, Item 1A. Risk Factors for further discussion.

We have long had a business continuity and disaster recovery plan which has been successfully implemented in the past.  This experience enabled us to continue operating productively during the COVID-19 pandemic while our employees work safely from home, as their roles permit, during the early stages of the COVID-19 pandemic.  We have maintained, and expect to continue to maintain, our financial reporting systems as well as our internal controls over our financial reporting and disclosure controls and procedures.  We have since developed and executed our office reopening plan allowing employees, in our current stage, the option to work from home or the office. We have implemented CDC recommended protocols and developed detailed plans to prioritize the well-being of our employees, and encourage our tenants to similarly follow all rules and guidelines.  All employees are required to complete training before returning to the office.

Executing on our Strategy

During the nine months ended September 30, 2020 we had Net income attributable to common stockholders of $6.4 million, including a $132.1 million Goodwill impairment charge, as compared to Net income attributable to common stockholders of $199.1 million during the nine months ended September 30, 2019.

During the nine months ended September 30, 2020:

•

Our pro-rata same property NOI, excluding termination fees, declined 11.9%, primarily attributable to uncollectible Lease income in this current COVID-19 pandemic environment.  However, as of October 31, 2020, we experienced improvements in collections with approximately 86% collection of pro-rata base rent billed for the three months ended September 30, 2020, as compared to 77% for the three months ended June 30, 2020.

•	We executed 1,010 new and renewal leasing transactions representing 4.8 million pro-rata SF, with trailing twelve month rent spreads of 5.7% on comparable retail operating property spaces.
•

At September 30, 2020, our total property portfolio was 92.9% leased, while our same property portfolio was 93.4% leased, as compared to 94.8% leased and 95.1% leased, respectively, at December 31, 2019.  The decrease in occupancy is primarily driven by bankruptcies and other COVID-19 related tenant move-outs.

We continued our development and redevelopment of high quality shopping centers:

•	We currently have a total of 14 properties in process of development or redevelopment.
•	Due to the impacts of the COVID-19 pandemic, in-process projects have stopped or slowed significantly while we evaluate current market conditions and assess the feasibility of these projects.

We maintained a conservative balance sheet providing liquidity and financial flexibility to respond to these uncertain economic times and to cost effectively fund investment opportunities and debt maturities:

•

During March of 2020, we settled forward equity sales under our ATM program that we entered into during 2019 by delivering 1,894,845 shares of common stock and receiving $125.8 million in net proceeds.  We used these proceeds for working capital and general corporate purposes. Under our current ATM equity offering program, we may sell up to $500 million of common stock at prices determined by the market at the time of sale.
•

On May 11, 2020, we issued $600 million of 10 year senior unsecured public notes at 3.70%, which priced at 99.805%.  The proceeds of the offering were used to increase liquidity, including redeeming public notes and repaying the outstanding balance on our Line, and for general working capital purposes.

•

On September 2, 2020, we redeemed the entire $300 million outstanding of 3.75% Notes due 2022 for a redemption price of $325.1 million, including accrued and unpaid interest through the redemption date and a make-whole amount.

•	As of September 30, 2020, we have a borrowing capacity of $1.2 billion on our Line.
•	At September 30, 2020, our pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 5.9x.

Property Portfolio

The following table summarizes general information related to the Consolidated Properties in our portfolio:

(GLA in thousands)	September 30, 2020	December 31, 2019
Number of Properties	299	303
Properties in Development and Redevelopment	11	16
GLA	37,202	37,556
% Leased – Operating and Development	92.7%	94.7%
% Leased – Operating	92.9%	94.9%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$22.85	$22.38

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our portfolio:

(GLA in thousands)	September 30, 2020	December 31, 2019
Number of Properties	115	116
Properties in Development and Redevelopment	3	6
GLA	14,953	15,050
% Leased – Operating and Development	94.2%	95.2%
% Leased –Operating	94.2%	95.2%
Weighted average annual effective rent PSF, net of tenant concessions	$21.77	$21.69

For the purpose of the following disclosures of occupancy and leasing activity, “anchor space” is considered space greater than or equal to 10,000 SF and “shop space” is less than 10,000 SF. The following table summarizes pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	September 30, 2020	December 31, 2019
% Leased – All Properties	92.9%	94.8%
Anchor space	95.7%	97.3%
Shop space	88.2%	90.6%

During the COVID-19 pandemic, a number of tenants at our properties either were required or elected to temporarily close.  Some of these tenants may be unable to sustain their business models in this environment and may fail in the presence of COVID-19 restrictions and concerns.  As such, our occupancy rates could decline further in future periods as the pandemic continues to impact our tenants.  If conditions do not sufficiently and sustainably improve for these tenants, they may be unable to pay deferred or future contractual base rent and recoveries owed to us when due or otherwise. Given the decline in employment and gross domestic product, many retail tenants will experience economic challenges beyond those caused by COVID-19 pandemic restrictions that may leave them unable to pay rent or renew leases.  In addition, if any of our tenants are unable to continue as going concerns as a result of the current economic conditions, we may lose existing tenants which will result in reduced lease income and occupancy at our centers.  We also may be unable to find suitable replacement tenants for an extended period or at all, and the terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants.

The following table summarizes leasing activity, including our pro-rata share of activity within the portfolio of our co-investment partnerships:

	Nine months ended September 30, 2020
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	10	192	$13.47	$12.40	$4.99
Renewal	77	2,075	13.11	0.45	0.29
Total Anchor Leases	87	2,267	$13.14	$1.46	$0.69
Shop Space
New	239	365	$37.35	$33.71	$11.30
Renewal	684	1,269	32.36	2.00	0.54
Total Shop Space Leases	923	1,634	$33.48	$9.08	$2.94
Total Leases	1,010	3,901	$21.66	$4.65	$1.63

	Nine months ended September 30, 2019
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	17	302	$20.91	$49.89	$6.21
Renewal	82	2,125	12.85	0.64	0.11
Total Anchor Leases	99	2,427	$13.85	$6.77	$0.87
Shop Space
New	385	692	$33.42	$30.21	$9.77
Renewal	753	1,283	32.66	0.97	0.62
Total Shop Space Leases	1,138	1,975	$32.93	$11.22	$3.83
Total Leases	1,237	4,402	$22.41	$8.77	$2.20

While new and renewal rent spreads were positive as compared to prior rents on these same spaces, future rent spreads could be negatively impacted if the COVID-19 pandemic results in oversupply of vacant retail in the markets in which we operate.  The weighted average base rent per square foot on signed shop space leases during 2020 was $33.48, which is slightly higher than the weighted average annual base rent per square foot of all shop space leases due to expire during the next 12 months of $33.30. As a result of the COVID-19 pandemic, new leasing activity has significantly declined as many businesses delay executing leases amidst the immediate and uncertain future economic impacts.  This, coupled with potential retail failures, may result in decreased demand for retail space in our centers, which could result in pricing pressure on rents.  Additionally, delays in construction of tenant improvements due to shelter-in-place orders continues in certain markets, and it may take longer before new tenants are able to open and commence rent payments.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which the top four are grocers and considered essential businesses in this current COVID-19 pandemic environment:

	September 30, 2020
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Publix	68	6.6%	3.3%
Kroger	54	6.6%	3.0%
Albertsons Companies	46	4.3%	2.9%
Whole Foods	34	2.5%	2.6%
TJX Companies	63	3.2%	2.6%

(1)	Includes Regency's pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

The impact of bankruptcies may increase significantly if tenants occupying our centers are unable to withstand and recover from the disruptions caused by the COVID-19 pandemic, which could materially adversely impact Lease income and could result in greater legal expenses within General and administrative expenses.  Since the pandemic began, we have seen an increase in the number of tenants filing for bankruptcy.  Our management team devotes significant time to researching and monitoring retail trends, consumer preferences, customer shopping behaviors, changes in retail delivery methods, shifts to e-commerce, and changing demographics in order to anticipate the challenges and opportunities impacting the retail industry. Due to the COVID-19 pandemic there has been and continues to be a greater focus on whether tenants are considered essential or non-essential retail, which may directly impact the retailer’s ability to operate and generate sufficient cash flows to meet their operating expenses, including lease payments.  Unemployment levels could negatively impact consumer spending and, along with large-scale business failures, have an adverse effect on our results from operations. We seek to mitigate these potential impacts through tenant diversification, replacing weaker tenants with stronger operators, anchoring our centers with market leading grocery stores that drive customer traffic, and maintaining a presence in affluent suburbs and dense infill trade areas.

Since the COVID-19 pandemic began, the Company has been closely monitoring its cash collections which had significantly declined in the initial months of the pandemic, most notably from tenants whose businesses are classified as non-essential.  Cash collections through October 31, 2020 have improved over initial pandemic levels with approximately 86% of billed base rent collected for the three months ended September 30, 2020 as compared to 77% for the three months ended June 30, 2020.  The COVID-19 pandemic has continued to result in certain tenants requesting concessions from rent obligations, including deferrals, abatements and requests to negotiate future rents, while some tenants have been unable to reopen or have not honored the terms of their existing lease agreements.  The Company has entered into approximately 1,300 agreements, representing $30.6 million of pro-rata base rent or 3.5% of our total annual base rent, with tenants within our consolidated real estate portfolio and our unconsolidated real estate investment partnerships, enabling them to defer a portion of their rental payments and repay them over future periods.  The Company expects to continue to work with other tenants, which may result in further rent concessions or legal actions as determined to be necessary and appropriate.  Due to the uncertainty surrounding the COVID-19 pandemic, there can be no assurances that all such deferred rent will ultimately be collected, or collected within the timeframes agreed upon.

We closely monitor the operating performance of tenants in our shopping centers as well as those retailers experiencing significant changes to their business models, such as reduced customer traffic in their stores.  Retailers who are unable to withstand these and other business pressures, such as significant cash flow declines or debt maturities, may file for bankruptcy. As a result of our research and findings, we may reduce new leasing, suspend leasing, or curtail allowances for construction of leasehold improvements within certain retail categories or to a specific retailer in order to reduce our risk of loss from bankruptcies and store closings.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and to release the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. As of September 30, 2020, tenants who are currently in bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 1.6% of our annual base rent on a pro-rata basis.  We anticipate tenant bankruptcies will continue to increase in future periods depending on the length and severity of the COVID-19 pandemic impacts.

Comparison of the three months ended September 30, 2020 and 2019:

Our revenues changed as summarized in the following table:

	Three months ended September 30,
(in thousands)	2020	2019	Change
Lease income	$234,541	272,143	(37,602)
Other property income	2,261	2,780	(519)
Management, transaction, and other fees	6,142	7,353	(1,211)
Total revenues	$242,944	282,276	(39,332)

Lease income decreased $37.6 million, driven by the following contractually billable components of rent to the tenants per the lease agreements:

$30.3 million decrease from recognizing additional Uncollectible lease income, consisting of $6.4 million increase from uncollectible Straight-line rent receivables and $23.9 million increase from uncollectible billable tenant receivables.  The COVID-19 pandemic has been most impactful to those tenants considered non-essential by governmental authorities. The current economic environment has resulted in changes in our expectations of collecting certain tenant receivables and their related future rent steps previously recognized through straight-line rent.

$4.8 million decrease from billable Base rent, as follows:

•	$558,000 increase from rent commencing at development properties and from acquisitions of operating properties; offset by
•	$2.5 million net decrease from same properties due to the loss of rents from tenant move-outs and bankruptcies, offset by increases from rent steps in existing leases and rental rate growth, and
•	$2.9 million decrease from the sale of operating properties.

$3.3 million net decrease in Above and below market rent primarily from same properties driven by timing of lease term modifications.

$195,000 increase from billable Recoveries from tenants, which represent amounts contractually billable to tenants per the terms of the lease for their reimbursements to us for the tenants’ pro-rata share of the operating, maintenance, insurance and real estate tax expenses that we incur to operate our shopping centers.  Recoveries from tenants increased, on a net basis, primarily from the following:

•

$931,000 net increase from same properties due to greater insurance and real estate tax recoveries, driven by an increase in insurance premiums and real estate tax assessments, respectively, offset by a decrease in CAM recoveries driven by a decrease in property operating costs during the pandemic; offset by

•	$770,000 decrease from the sale of operating properties.

$579,000 remaining net increase driven primarily by an increase in termination fees in 2020.

Future lease income could be impacted by ongoing negotiations to assist tenants with their ability to remain operational as this pandemic subsides.  These may impact the timing and collectibility of income and take the form of rent deferrals, concessions, or abatements, among other possible agreements.  Approximately 86% of the base rent billed for the three months ended September 30, 2020, has been collected through October 31, 2020.

Other property income decreased $519,000 primarily from settlements received during 2019 and a decrease in parking income due to reduced usage during the pandemic.

Management, transaction, and other fees decreased $1.2 million primarily from decreases in property management, development fees, and leasing commissions from projects within our unconsolidated partnerships.  Decreases in property receipts and leasing activity during this pandemic have negatively impacted our property management and leasing fee income earned from our unconsolidated partnerships, and are expected to continue while the depressed economic impact of the pandemic continues.

Changes in our operating expenses are summarized in the following table:

	Three months ended September 30,
(in thousands)	2020	2019	Change
Depreciation and amortization	$84,808	91,856	(7,048)
Operating and maintenance	41,345	41,695	(350)
General and administrative	19,582	16,705	2,877
Real estate taxes	35,938	33,601	2,337
Other operating expenses	1,208	1,819	(611)
Total operating expenses	$182,881	185,676	(2,795)

Depreciation and amortization costs decreased, on a net basis, as follows:

•	$345,000 net increase from acquisitions of operating properties, development properties, and corporate assets; offset by
•	$6.4 million decrease from same properties, primarily attributable to additional 2019 depreciation and amortization at redevelopment properties and early tenant move-outs; and
•	$1.0 million decrease from the sale of operating properties.

General and administrative costs increased, on a net basis, as follows:

•

$2.0 million increase due to less development overhead capitalization based on the status and progress on development and redevelopment projects during the year coupled with delays in new developments during the pandemic; and

•

$1.6 million increase in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income; offset by

•	$342,000 decrease in compensation costs primarily driven by $1.2 million of lower incentive compensation offset by $897,000 in higher salary expense; and
•	$325,000 decrease related to reduced travel costs amidst the pandemic.

Real estate taxes increased, on a net basis, as follows:

•	$137,000 increase from acquisitions of operating properties and from development properties where capitalization ceased as tenant spaces became available for occupancy; and
•	$2.6 million increase within the same property portfolio from changes in assessed values across our portfolio; offset by
•	$390,000 decrease from the sale of operating properties.

Other operating expenses decreased $611,000, attributable to decreased development pursuit costs during 2020 and favorable state tax rate changes resulting in an income tax benefit.

The following table presents the components of other expense (income):

	Three months ended September 30,
(in thousands)	2020	2019	Change
Interest expense, net
Interest on notes payable	$39,238	32,799	6,439
Interest on unsecured credit facilities	1,929	5,117	(3,188)
Capitalized interest	(1,141)	(1,093)	(48)
Hedge expense	1,023	1,650	(627)
Interest income	(255)	(220)	(35)
Interest expense, net	$40,794	38,253	2,541
Provision for impairment of real estate, net of tax	—	(14)	14
Gain on sale of real estate, net of tax	(3,237)	(887)	(2,350)
Early extinguishment of debt	19,358	1,391	17,967
Net investment income	(2,046)	(370)	(1,676)
Total other expense (income)	$54,869	38,373	16,496

The $2.5 million net increase in Interest expense is driven by the following changes:

•	$6.4 million increase in Interest on notes payable from the issuance of senior unsecured notes, including the issuance of $600 million senior unsecured notes in May 2020; offset by
•

$3.2 million decrease in Interest on unsecured credit facilities primarily related to the 2019 repayment of a $300 million term loan, net of additional interest in 2020 on short-term borrowings on the Line in advance of the new senior unsecured note issued in May; and

•	$627,000 decrease in Hedge expense as one of our previously settled forward swaps hedging our senior unsecured notes reached maturity in 2020.

During the three months ended September 30, 2020, we recognized gains on sale of $3.2 million for four land parcels and the receipt of property insurance proceeds.  During the three months ended September 30, 2019, we recognized gains on sale of $887,000 from one land parcel, one operating property, and receipt of property insurance proceeds.

During the three months ended September 30, 2020, we redeemed our $300 million 3.75% notes due to mature in 2022, resulting in $19.4 million of debt extinguishment costs.  During the three months ended September 30, 2019, we repaid a $300 million term loan that was due to mature in 2020, and the related interest rate swap, resulting in $1.4 million of debt extinguishment costs.

Net investment income increased $1.7 million primarily driven by changes in unrealized gains and losses of plan assets held in the non-qualified deferred compensation plan.  There is an offsetting adjustment in General and administrative costs related to participant obligations within the deferred compensation plans.

Our equity in income of investments in real estate partnerships decreased as follows:

		Three months ended September 30,
(in thousands)	Regency's Ownership	2020	2019	Change
GRI - Regency, LLC (GRIR)	40.00%	$5,796	7,931	(2,135)
New York Common Retirement Fund (NYC)	30.00%	285	(10,795)	11,080
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	266	465	(199)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	248	442	(194)
Cameron Village, LLC (Cameron)	30.00%	(41)	206	(247)
RegCal, LLC (RegCal)	25.00%	341	365	(24)
US Regency Retail I, LLC (USAA)	20.01%	208	271	(63)
Other investments in real estate partnerships (1)	35.00% - 50.00%	1,013	832	181
Total equity in income of investments in real estate partnerships		$8,116	(283)	8,399
(1)

Includes our investment in the Town and Country shopping center, which we owned 18.38% during 2019.  In January 2020, we purchased an additional 16.62% interest, bringing our total ownership interest to 35%.

The $8.4 million increase in our equity in income of investments in real estate partnerships is largely attributable to the following:

•	$11.1 million increase within NYC primarily due to the $10.9 million provision for impairment of real estate recognized in 2019; and
•	All of our investments in real estate partnerships experienced higher amounts of uncollectible lease income, negatively impacting our equity in income.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended September 30,
(in thousands)	2020	2019	Change
Net income	$13,310	57,944	(44,634)
Income attributable to noncontrolling interests	(622)	(979)	357
Net income attributable to common stockholders	$12,688	56,965	(44,277)
Net income attributable to exchangeable operating partnership units	(57)	(157)	100
Net income attributable to common unit holders	$12,745	57,122	(44,377)

Comparison of the nine months ended September 30, 2020 and 2019:

Our revenues changed as summarized in the following table:

	Nine months ended September 30,
(in thousands)	2020	2019	Change
Lease income	$731,630	815,682	(84,052)
Other property income	7,001	6,956	45
Management, transaction, and other fees	19,084	21,768	(2,684)
Total revenues	$757,715	844,406	(86,691)

Lease income decreased $84.1 million, driven by the following contractually billable components of rent to the tenants per the lease agreements:

$85.1 million decrease from recognizing additional Uncollectible lease income consisting of $22.8 million increase from uncollectible Straight-line rent receivables and $62.3 million increase from uncollectible billable tenant receivables.  The COVID-19 pandemic has been most impactful to those tenants considered non-essential by governmental authorities, even more so to those struggling before the pandemic.  The current economic environment has resulted in changes in our expectations of collecting certain tenant receivables and their related future rent steps previously recognized through straight-line rent.

$1.3 million decrease from billable Base rent, as follows:

•	$1.5 million increase from rent commencing at development properties;
•	$5.8 million increase from acquisitions of operating properties; and
•	$519,000 net increase from same properties due to increases from rent steps in existing leases and rental rate growth offset by the loss of rents from bankruptcies and tenant move-outs, offset by
•	$9.1 million decrease from the sale of operating properties.

$2.7 million net increase from billable Recoveries from tenants, which represent amounts contractually billable to tenants per the terms of the lease for their reimbursements to us for the tenants’ pro-rata share of the operating, maintenance, insurance and real estate tax expenses that we incur to operate our shopping centers.  Recoveries from tenants increased, on a net basis, as follows:

•	$1.2 million increase from rent commencing at development properties;
•	$2.1 million increase from acquisitions of operating properties; and
•

$1.8 million increase from same properties due to an increase in insurance and real estate tax recoveries, driven by an increase in insurance premiums and real estate tax assessments, offset by a decrease in CAM recoveries driven by a decrease in recoverable operating costs during the pandemic; offset by

•	$2.4 million decrease from the sale of operating properties.

Other lease income increased $1.2 million primarily from an increase in termination fees collected in 2020.

$1.5 million net decrease in Above and below market rents, Percentage rent, and Straight-line rent.

Future lease income could be impacted by ongoing negotiations to assist tenants with their ability to remain operational as this pandemic subsides.  These may impact the timing of collection and the collectibility of tenant receivables and take the form of additional rent deferrals or rent abatements.  Approximately 86% of the base rent billed for the three months ended September 30, 2020, has been collected through October 31, 2020. Further, tenants that cannot sustain their business may be unable to pay rent or renew leases, which may not be as readily replaceable as the pool of potential future tenants also deteriorates in this economic environment.  Future declines in occupancy would result in reduced lease income from both lower base rent and recoveries from tenants of CAM, real estate taxes and insurance costs at our centers.

Management, transaction, and other fees decreased $2.7 million primarily from decreases in development, construction management and property management fees, and leasing commissions from projects within our unconsolidated partnerships.  Decreases in property receipts and leasing activity during this pandemic have negatively impacted our property management and leasing fee income earned from our unconsolidated partnerships, and are expected to continue while the depressed economic impact of the pandemic continues.

Changes in our operating expenses are summarized in the following table:

	Nine months ended September 30,
(in thousands)	2020	2019	Change
Depreciation and amortization	$259,161	282,639	(23,478)
Operating and maintenance	123,746	125,092	(1,346)
General and administrative	54,489	56,722	(2,233)
Real estate taxes	108,618	101,263	7,355
Other operating expenses	5,025	4,486	539
Total operating expenses	$551,039	570,202	(19,163)

Depreciation and amortization costs decreased, on a net basis, as follows:

•	$1.7 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy; and
•	$2.3 million increase from acquisitions of operating properties and corporate assets; offset by
•	$22.9 million decrease from same properties, primarily attributable to additional 2019 depreciation and amortization at redevelopment properties and for early tenant move-outs; and
•	$4.6 million decrease from the sale of operating properties.

Operating and maintenance costs decreased, on a net basis, as follows:

•	$1.1 million increase from operations commencing at development properties; and
•	$1.5 million increase from acquisitions of operating properties; offset by
•

$2.3 million net decrease from same properties driven primarily by decreases in common area maintenance costs incurred during the pandemic shutdowns, coupled with a decrease in lease termination expense, offset by increases in insurance premiums; and

•	$1.6 million decrease from the sale of operating properties.

General and administrative costs decreased, on a net basis, as follows:

•

$2.2 million decrease in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income;

•	$1.9 million net decrease in compensation costs primarily driven by $4.0 million lower incentive compensation offset by $2.1 million increase in salary expense; and
•	$2.1 million decrease in other expenses related to lower travel and conference costs amidst the pandemic; offset by
•

$4.0 million increase due to less development overhead capitalization based on the status and progress on development and redevelopment projects during the year coupled with delays in new developments during the pandemic.

Real estate taxes increased, on a net basis, as follows:

•	$1.1 million increase from development properties where capitalization ceased as tenant spaces became available for occupancy;
•	$1.1 million increase from acquisitions of operating properties; and
•	$6.5 million increase within the same property portfolio from changes in assessed values across our portfolio; offset by
•	$1.3 million decrease from the sale of operating properties.

The following table presents the components of other expense (income):

	Nine months ended September 30,
(in thousands)	2020	2019	Change
Interest expense, net
Interest on notes payable	$111,297	96,786	14,511
Interest on unsecured credit facilities	8,051	14,435	(6,384)
Capitalized interest	(3,590)	(3,089)	(501)
Hedge expense	4,219	5,914	(1,695)
Interest income	(1,372)	(868)	(504)
Interest expense, net	$118,605	113,178	5,427
Goodwill impairment	132,128	—	132,128
Provision for impairment of real estate, net of tax	1,014	12,099	(11,085)
Gain on sale of real estate, net of tax	(48,690)	(17,819)	(30,871)
Early extinguishment of debt	19,358	11,982	7,376
Net investment loss (income)	(1,482)	(3,690)	2,208
Total other expense (income)	$220,933	115,750	105,183

Interest expense, net, changed $5.4 million primarily from the following:

•

$14.5 million net increase in Interest on notes payable results from the issuance of $600 million senior unsecured notes in May 2020, $425 million senior unsecured notes in August 2019, and $300 million senior unsecured notes in March 2019, partially offset by the redemption of $300 million senior unsecured notes in September 2020 and $250 million senior unsecured notes in April 2019, and mortgage payoffs at several properties during 2019; partially offset by

•	$6.4 million decrease in Interest on unsecured credit facilities results from the 2019 repayment of a $300 million term loan using proceeds from a $300 million senior unsecured note issuance; and
•	$1.7 million decrease in Hedge expense resulting from the maturity of a forward swap hedging senior unsecured notes in 2020 and one in 2019.

During the nine months ended September 30, 2020, we recognized $132.1 million of Goodwill impairment, due to the significant market and economic impacts of the COVID-19 pandemic.  The market disruptions triggered evaluation of reporting unit fair values for goodwill impairment.  Of our 269 reporting units with goodwill, 87 reporting units were determined to have fair values lower than carrying value.  As such, goodwill impairment losses totaling $132.1 million were recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit.

During the nine months ended September 30, 2020, we recognized $1.0 million resulting from impairment of one operating property and the sale of one land parcel.  During the nine months ended September 30, 2019, we recognized $12.1 million of impairment losses on four operating properties.

During the nine months ended September 30, 2020, we recognized gains of $48.7 million from the sale of seven land parcels, three operating properties, receipt of property insurance proceeds, and the re-measurement gain from the acquisition of controlling interest in a previously held equity investment.  During the nine months ended September 30, 2019, we recognized gains of $17.8 million from the sale of three operating properties and one land parcel.

During the nine months ended September 30, 2020, we redeemed our $300 million 3.75% notes due to mature in 2022, resulting in $19.4 million of debt extinguishment costs. During the nine months ended September 30, 2019, we redeemed unsecured notes and repaid one mortgage, all prior to original maturity, resulting in $12.0 million of debt extinguishment costs.

Net investment loss (income) changed by $2.2 million primarily driven by changes in unrealized gains and losses of plan assets held in the non-qualified deferred compensation plan.  There is an offsetting adjustment in General and administrative costs related to participant obligations within the deferred compensation plans.

The following table presents the components of Equity in income of investments in real estate partnerships:

		Nine months ended September 30,
(in thousands)	Regency's Ownership	2020	2019	Change
GRI - Regency, LLC (GRIR)	40.00%	$15,995	28,964	(12,969)
New York Common Retirement Fund (NYC)	30.00%	532	(10,159)	10,691
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	745	1,196	(451)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	779	1,282	(503)
Cameron Village, LLC (Cameron)	30.00%	481	766	(285)
RegCal, LLC (RegCal)	25.00%	879	3,329	(2,450)
US Regency Retail I, LLC (USAA)	20.01%	604	749	(145)
Other investments in real estate partnerships	35.00% - 50.00%	2,343	17,546	(15,203)
Total equity in income of investments in real estate partnerships		$22,358	43,673	(21,315)
(1)

Includes our investment in the Town and Country shopping center, which we owned 18.38% during 2019.  In January 2020, we purchased an additional 16.62% interest, bringing our total ownership interest to 35%.

The $21.3 million decrease in our equity in income of investments in real estate partnerships is largely attributed to the following:

•	$13.0 million decrease within GRI primarily due to the following:
o	$5.0 million decrease driven by additional gains recognized during 2019 on the sale of operating real estate;
o	$8.6 million decrease from higher uncollectible lease income attributable to the expected impact of the COVID-19 pandemic on tenants.
•	$10.7 million increase within NYC primarily due to the $10.9 million provision for impairment of real estate recognized in 2019; offset by
•	$2.5 million decrease within RegCal primarily due to a $2.5 million gain recognized during 2019 on the sale of an operating property within the partnership;
•	$15.2 million decrease within Other investments in real estate partnerships primarily due to a $15.0 million gain recognized during 2019 on the sale of a single operating property; and
•	All of our investments in real estate partnerships experienced higher amounts of uncollectible lease income, negatively impacting our equity in income.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Nine months ended September 30,
(in thousands)	2020	2019	Change
Net income	$8,101	202,127	(194,026)
Income attributable to noncontrolling interests	(1,699)	(2,988)	1,289
Net income attributable to common stockholders	$6,402	199,139	(192,737)
Net income attributable to exchangeable operating partnership units	(29)	(456)	427
Net income attributable to common unit holders	$6,431	199,595	(193,164)

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

Pro-Rata Same Property NOI:

Our pro-rata same property NOI, excluding termination fees, changed from the following major components:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Base rent (1)	$206,983	209,777	(2,794)	$627,685	627,585	100
Recoveries from tenants (1)	65,912	64,945	967	200,923	199,452	1,471
Percentage rent (1)	1,098	1,503	(405)	5,908	6,914	(1,006)
Termination fees (1)	1,307	406	901	5,457	2,367	3,090
Uncollectible lease income	(26,078)	(2,505)	(23,573)	(68,796)	(3,888)	(64,908)
Other lease income (1)	2,392	2,771	(379)	7,066	7,447	(381)
Other property income	1,522	2,479	(957)	4,677	5,836	(1,159)
Total real estate revenue	253,136	279,376	(26,240)	782,920	845,713	(62,793)
Operating and maintenance	41,117	40,484	633	122,985	123,099	(114)
Termination expense	—	20	(20)	25	520	(495)
Real estate taxes	38,556	35,813	2,743	115,866	109,314	6,552
Ground rent	2,554	2,594	(40)	7,686	7,987	(301)
Total real estate operating expenses	82,227	78,911	3,316	246,562	240,920	5,642
Pro-rata same property NOI	$170,909	200,465	(29,556)	$536,358	604,793	(68,435)
Less: Termination fees	1,307	386	921	5,432	1,847	3,585
Pro-rata same property NOI, excluding termination fees	$169,602	200,079	(30,477)	$530,926	602,946	(72,020)
Pro-rata same property NOI growth, excluding termination fees			-15.2%			-11.9%

(1)	Represents amounts included within Lease income in the accompanying Consolidated Statements of Operations that are contractually billable to the tenants per the terms of the lease agreements.

Billable Base rent decreased $2.8 million during the three months ended September 30, 2020, due to loss of rents from bankruptcies and tenant move-outs.

Recoveries from tenants increased $1.0 million and $1.5 million during the three and nine months ended September 30, 2020, respectively, due largely to an increase in real estate tax recoveries.

Percentage rent decreased $1.0 million during the nine months ended September 30, 2020, due to lockdowns during the pandemic affecting customer traffic and resulting tenant sales.

Termination fees increased $3.1 million during the nine months ended September 30, 2020, primarily due to strategic changes in anchor merchandising mix.

Uncollectible lease income increased $23.6 million and $64.9 million during the three and nine months ended September 30, 2020, respectively, due to changes in collection expectations of our lease income caused by the impact of the COVID-19 pandemic on our tenants.

Other property income decreased $957,000 and $1.2 million during the three and nine months ended September 30, 2020, respectively, due primarily to reduced demand for paid parking during the pandemic.

Real estate taxes increased $2.7 million and $6.6 million during the three and nine months ended September 30, 2020, respectively, due to changes in assessed values at properties across our portfolio.

Same Property Rollforward:

Our same property pool includes the following property count, pro-rata GLA, and changes therein:

	Three months ended September 30,
	2020		2019
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	398	40,522	401	40,966
Disposed properties	—	—	(1)	(102)
SF adjustments (1)	—	—	—	10
Ending same property count	398	40,522	400	40,874

	Nine months ended September 30,
	2020		2019
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	396	40,525	399	40,866
Acquired properties owned for entirety of comparable periods	5	315	6	415
Developments that reached completion by beginning of earliest comparable period presented	3	553	3	358
Disposed properties	(3)	(427)	(8)	(868)
SF adjustments (1)	—	1	—	103
Properties under or being repositioned for redevelopment	(3)	(445)	—	—
Ending same property count	398	40,522	400	40,874

(1)	SF adjustments arise from remeasurements or redevelopments.

Nareit FFO:

Our reconciliation of net income attributable to common stock and unit holders to Nareit FFO is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share information)	2020	2019	2020	2019
Reconciliation of Net income to Nareit FFO
Net income attributable to common stockholders	$12,688	56,965	$6,402	199,139
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	92,188	98,951	281,576	303,617
Goodwill impairment	—	—	132,128	—
Provision for impairment of real estate	—	10,886	1,014	22,999
Gain on sale of real estate, net of tax	(3,235)	(869)	(48,651)	(40,331)
Exchangeable operating partnership units	57	157	29	456
Nareit FFO attributable to common stock and unit holders	$101,698	166,090	$372,498	485,880

(1)	Includes Regency's pro-rata share of unconsolidated investment partnerships, net of pro-rata share attributable to noncontrolling interest.

Same Property NOI Reconciliation:

Our reconciliation of Net income attributable to common stockholders to Same Property NOI, on a pro-rata basis, is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Net income attributable to common stockholders	$12,688	56,965	$6,402	199,139
Less:
Management, transaction, and other fees	6,142	7,353	19,084	21,768
Other (1)	4,982	14,769	17,368	42,097
Plus:
Depreciation and amortization	84,808	91,856	259,161	282,639
General and administrative	19,582	16,705	54,489	56,722
Other operating expense	1,208	1,819	5,025	4,486
Other expense (income)	54,869	38,373	220,933	115,750
Equity in income (loss) of investments in real estate excluded from NOI (2)	14,527	25,354	46,888	31,699
Net income attributable to noncontrolling interests	622	979	1,699	2,988
Pro-rata NOI	$177,180	209,929	$558,145	629,558
Less non-same property NOI (3)	6,271	9,464	21,787	24,765
Pro-rata same property NOI	$170,909	200,465	$536,358	604,793

(1)	Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interest.
(2)	Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.
(3)	Includes revenues and expenses attributable to non-same property, sold property, development property, and corporate activities.

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

Except for $200 million of private placement debt, our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. All remaining debt is held by our Operating Partnership or by our co-investment partnerships. The Operating Partnership is a co-issuer and a guarantor of the $200 million of outstanding debt of our Parent Company. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units.

As the COVID-19 pandemic and its related impacts continue to evolve, we have taken the following steps to ensure sufficient liquidity and financial flexibility:

•	We settled our forward equity sales under our previous ATM program and received proceeds of approximately $125.8 million in March.
•

We renewed our ATM equity offering program in May which provides for the sale of $500 million of common stock.  As of September 30, 2020, all $500 million of common stock remained available for issuance.

•

We issued $600 million of new 10 year senior unsecured public notes in May and received proceeds of $598.8 million. Portions of the proceeds were used to repay the outstanding balance on our Line and to redeem in September 2020 our $300 million 3.75% unsecured Notes due 2022.

•	We have a borrowing capacity on our Line of $1.2 billion and $276.6 million of unrestricted cash available to us as of September 30, 2020.

We also continue to closely monitor and assess the capital requirements of all in process and planned developments, redevelopments, and capital expenditures.  We are carefully proceeding in a targeted manner on a project-by-project basis which has resulted in our delaying, phasing or curtailing of certain in-process and planned development, redevelopment and capital expenditure projects.  We have no unsecured debt maturities until 2022 and a manageable level of secured mortgage maturities during 2020 and 2021, including those mortgages within our joint ventures.

We continually evaluate alternative financing options, and we believe we can obtain financing on reasonable terms; however, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.  Based upon our available cash balance, sources of capital, our current credit ratings, the number of high quality, unencumbered properties we own, and our decisions to delay, phase or curtail projects, we believe our available capital resources are sufficient to meet our expected capital needs for the next 12 months.

In addition to our $276.6 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	September 30, 2020
ATM equity program
Original offering amount	$500,000
Available capacity	$500,000
Line of Credit
Total commitment amount	$1,250,000
Available capacity (1)	$1,240,237
Maturity (2)	March 23, 2022

(1)	Net of letters of credit.
(2)	The Company has the option to extend the maturity for two additional six-month periods.

Dividends are determined by our Board of Directors. On November 4, 2020, our Board of Directors declared a common stock dividend of $0.595 per share, payable on January 5, 2021, to shareholders of record as of December 16, 2020. While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.

We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the nine months ended September 30, 2020 and 2019, we generated cash flow from operations of $374.6 million and $469.4 million, respectively, and paid $301.9 million and $293.5 million in dividends to our common stock and unit holders, respectively.  We are closely monitoring our tenant cash collections which, for many businesses classified as non-essential, have significantly declined since the start of the COVID-19 pandemic and resulting restrictions.  Approximately 86% of pro-rata base rent billed for the three months ended September 30, 2020, has been collected through October 31, 2020.  Based upon our collection experience since the pandemic began, we expect our collections will trend lower than historical pre-pandemic averages, and we expect collection rates to remain lower in 2021, subject to a resurgence in COVID-19 cases and reinstituted government mandated closures.  If our cash flow from operations is insufficient to fund our current dividend level, a reduction in our cash dividend may be necessary or dividends could be paid in Regency stock, in order to remain in compliance with minimum REIT distributions.

We currently have 14 development and redevelopment projects in various stages of construction, along with a pipeline of potential projects for future development or redevelopment.  Due to the impacts of the COVID-19 pandemic, in-process projects have stopped or slowed significantly.  As the effects of the COVID-19 pandemic remain uncertain, we continue to evaluate the pandemic’s impacts to our in-process projects as well as the feasibility of our pipeline projects and non-essential capital expenditures, including project scope, investment, tenancy, timing and return on investment.  In order to maximize positive cash flow, increase liquidity, and preserve financial flexibility, we have curtailed certain projects, delayed some to a future period when retail space demand returns to a more favorable level, and, where practicable, activated targeted phasing of development and redevelopments.  We estimate that we will require capital during the next twelve months of approximately $373.3 million to repay maturing debt, to fund construction and related costs for committed tenant improvements and in-process development and redevelopment, and to make capital contributions to our co-investment partnerships.  The $1.2 billion available on our Line with no unsecured debt maturities until 2022 and $276.6 million of unrestricted cash available to us as of September 30, 2020 strengthen our financial position to be able to fund our expected operating and capital expenditures amid the uncertainty of operating cash flows during this pandemic and recovery period.  We expect to generate the necessary cash to fund our capital needs from cash flow from operations, borrowings from our Line, proceeds from the sale of real estate, mortgage loan and unsecured bank financing, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new unsecured debt.  If we start new developments or redevelopments, commit to new acquisitions, prepay debt prior to maturity, or repurchase shares of our common stock, our cash requirements will increase.

We endeavor to maintain a high percentage of unencumbered assets. As of September 30, 2020, 88.5% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our trailing twelve month Fixed charge coverage ratio, including our pro-rata share of our partnerships, was 3.7 times and 4.3 times for the periods ended September 30, 2020 and December 31, 2019, respectively, and our pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 5.9x and 5.4x, respectively, for the same periods.  We expect that these ratios could worsen during 2020 and 2021 as a result of the impacts from the COVID-19 pandemic.

Our Line, Term Loan, and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. We are in compliance with these covenants at September 30, 2020, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Nine months ended September 30,
(in thousands)	2020	2019	Change
Net cash provided by operating activities	$374,589	469,356	(94,767)
Net cash used in investing activities	(65,522)	(266,309)	200,787
Net cash used in financing activities	(143,753)	(200,776)	57,023
Net increase in cash and cash equivalents and restricted cash	$165,314	2,271	163,043
Total cash and cash equivalents and restricted cash	$280,876	47,461	233,415

Net cash provided by operating activities:

Net cash provided by operating activities decreased $94.8 million due to:

•

$101.6 million decrease in cash from operating income, largely resulting from lower rent collections attributable to the impact of the COVID-19 pandemic on our tenants.  However, we continue to negotiate with our tenants on repayment periods and since the pandemic began, we have executed approximately 1,300 rent deferral agreements, representing $30.6 million of rent or 3.5% of annual base rent, within our consolidated and unconsolidated real estate portfolio.  This deferred rent represents, on a weighted average basis, deferral periods of approximately 3 months, with repayment periods of approximately 9.2 months beginning in December 2020.  Due to the uncertainty surrounding the COVID-19 pandemic, there can be no assurances that all such deferred rent will ultimately be paid, or paid within the timeframes negotiated and agreed upon.  The duration and severity of the COVID-19 pandemic will continue to impact our ability to generate cash flow from operations; offset by,

•

$6.9 million increase from cash paid in 2019 to settle treasury rate locks put in place to hedge changes in interest rates on a 30 year fixed rate debt offering and to settle an interest rate swap breakage on the repayment of our $300 million term loan during 2019.

Net cash used in investing activities:

Net cash used in investing activities changed by $200.8 million as follows:

	Nine months ended September 30,
(in thousands)	2020	2019	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(16,867)	(222,230)	205,363
Advance deposits refunded (paid) on acquisition of operating real estate	100	(600)	700
Real estate development and capital improvements	(149,293)	(128,085)	(21,208)
Proceeds from sale of real estate investments	125,539	98,006	27,533
Issuance of notes receivable	(551)	—	(551)
Investments in real estate partnerships	(47,957)	(57,333)	9,376
Return of capital from investments in real estate partnerships	23,235	46,740	(23,505)
Dividends on investment securities	193	400	(207)
Acquisition of investment securities	(10,580)	(17,955)	7,375
Proceeds from sale of investment securities	10,659	14,748	(4,089)
Net cash used in investing activities	$(65,522)	(266,309)	200,787

Significant changes in investing activities include:

•	We acquired one operating property for $16.9 million during 2020 and four operating properties for $222.2 million during the same period in 2019.
•	We invested $21.2 million more in 2020 than the same period in 2019 on real estate development, redevelopment, and capital improvements, as further detailed in a table below.

•

We sold three operating properties and eight land parcels in 2020 and received proceeds of $125.5 million, including proceeds from repayment of a short-term note issued at closing and repaid during the same period, compared to five operating properties and five land parcels in 2019 for proceeds of $98.0 million.

•	We invested $48.0 million in our real estate partnerships during 2020, including:
o	$16.0 million to fund our share of acquiring an additional equity interest in one partnership,
o	$15.8 million to fund our share of debt refinancing, and
o	$16.2 million to fund our share of development and redevelopment activities.

During the same period in 2019, we invested $57.3 million, including:

o	$34.7 million to fund our share of development and redevelopment activities,
o	$9.7 million to fund our share of acquiring an additional equity interest in one partnership,
o	$8.2 million to fund our share of acquiring land under one shopping center that was previously subject to a ground lease, and
o	$4.7 million to fund our share of debt refinancing and maturing debt.
•

Return of capital from our unconsolidated real estate partnerships includes sales or financing proceeds.  During the nine months ended September 30, 2020 we received $23.2 million from our share of proceeds from debt refinancing activities.  During the same period in 2019, we received $46.7 million, including $37.4 million from the sale of three operating properties and $9.3 million from our share of proceeds from debt refinancing activities.

•	Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment, although in the midst of the COVID-19 pandemic we are re-evaluating all in-process and pipeline development and redevelopment projects for feasibility resulting in curtailment, delay or phasing of projects, as well as, limiting capital expenditures not immediately necessary as the economic situation continues to unfold. During 2020, we deployed capital of $149.3 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Nine months ended September 30,
(in thousands)	2020	2019	Change
Capital expenditures:
Land acquisitions for development	$—	5,206	(5,206)
Building and tenant improvements	35,475	40,947	(5,472)
Redevelopment costs	86,979	36,081	50,898
Development costs	13,816	35,421	(21,605)
Capitalized interest	2,915	2,121	794
Capitalized direct compensation	10,108	8,309	1,799
Real estate development and capital improvements	$149,293	128,085	21,208

•	During 2019, we acquired two land parcels for new development projects. We had no such land parcel acquisitions during 2020.
•	Building and tenant improvements decreased $5.5 million in 2020, primarily related to the timing of capital projects.
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

•

Development expenditures are lower in 2020 due to the progress towards completion of our development projects currently in process, coupled with delays in new development starts amidst the pandemic. At September 30, 2020 we had two consolidated development projects that were either under construction or in lease up.  At December 31, 2019 we had three development projects that were either under construction or lease up. See the tables below for more details about our development projects.
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

The following table summarizes our development projects:

(in thousands, except cost PSF)				September 30, 2020
Property Name	Market	Start Date	Estimated Stabilization Year (1)	Estimated / Actual Net Development Costs (2) (3)	GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred

Developments In-Process
Carytown Exchange	Richmond, VA	Q4-18	2022	$18,963	47	$403	62%
The Village at Hunter's Lake	Tampa, FL	Q4-18	2021	21,976	72	305	81%

(1)	Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)	Includes leasing costs and is net of tenant reimbursements.
(3)	Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)						September 30, 2020
Property Name	Market	GLA (3)	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated Incremental Project Costs (2) (3)	% of Costs Incurred

Redevelopments In-Process
West Bird Plaza	Miami, FL	99	100%	Q4-19	2022	$10,338	31%
Point 50	Metro, DC	48	100%	Q4-18	2023	17,357	83%
Bloomingdale Square	Tampa, FL	252	100%	Q3-18	2022	21,327	86%
The Abbot	Boston, MA	65	100%	Q2-19	2024	55,073	41%
Market Common Clarendon	Metro, DC	130	100%	Q4-18	2024	56,713	50%
Sheridan Plaza	Hollywood, FL	507	100%	Q3-19	2022	12,116	46%
Various Properties	Various	1,604	20% - 100%	Various	Various	24,116	58%

Redevelopments Completed
Pablo Plaza Ph. II	Jacksonville, FL		100%	Q4-18	2022	$14,627
Various Properties	Various		40% - 100%	Various	Various	26,180

(1)	Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)	Includes leasing costs and is net of tenant reimbursements.
(3)	Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.

Net cash used in financing activities:

Net cash flows from financing activities changed by $57.0 million during 2020, as follows:

	Nine months ended September 30,
(in thousands)	2020	2019	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$125,608	—	125,608
Repurchase of common shares in conjunction with equity award plans	(5,512)	(6,165)	653
Common shares repurchased through share repurchase program	—	(32,777)	32,777
Distributions to limited partners in consolidated partnerships, net	(2,193)	(2,223)	30
Dividend payments and operating partnership distributions	(301,904)	(293,535)	(8,369)
(Repayment of) proceeds from unsecured credit facilities, net	(220,000)	40,000	(260,000)
Proceeds from debt issuance	598,830	723,571	(124,741)
Debt repayment, including early redemption costs	(333,788)	(622,637)	288,849
Payment of loan costs	(5,063)	(7,019)	1,956
Proceeds from sale of treasury stock, net	269	9	260
Net cash used in financing activities	$(143,753)	(200,776)	57,023

Significant financing activities during the nine months ended September 30, 2020 and 2019, include the following:

•	We received proceeds of $125.8 million in March 2020 upon settling our forward equity sales under our ATM program entered into during 2019.
•

We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $5.5 million and $6.2 million during 2020 and 2019, respectively.

•	We paid $32.8 million during 2019 to repurchase 563,229 common shares through our share repurchase program that were executed in December 2018 but not settled until January 2019.
•	We paid $8.4 million more in dividends as a result of an increase in our cumulative year to date dividend rate to $1.785 per share in 2020 from $1.755 per share in 2019.
•	We had the following debt related activity during 2020:
o	We repaid, net of draws, $220.0 million on our Line.
o	We received net proceeds of $598.8 million upon issuance, in May, of senior unsecured public notes.
o	We paid $333.8 million for other debt repayments, including:
▪	$321.7 million, including a make-whole premium, to redeem our senior unsecured public notes
▪	$3.9 million to repay a mortgage maturity, and
▪	$8.2 million in principal mortgage payments,
o	We paid $5.1 million of loan costs in connection with our public note offering above.
•	We had the following debt related activity during 2019:
o	We borrowed, net of repayments, an additional $40 million on our Line.
o	We received proceeds of $723.6 million upon the issuance of two senior unsecured public note offerings during 2019.
o	We paid $622.6 million in other debt repayments, including:
▪	$259.6 million, including a make-whole premium, to redeem our senior unsecured public notes,
▪	$300 million from repayment of a term loan originally due December 2020,

▪	$53.7 million to repay two mortgage maturities, and
▪	$9.3 million in principal mortgage payments.
o	We paid $7.0 million of loan costs in connection with our public note offering above.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our co-investment partnerships and our pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Number of Co-investment Partnerships	16	16
Regency’s Ownership	20% - 50%	18.38% - 50%
Number of Properties	115	116
Assets	$3,123,260	3,158,884	$1,104,714	1,079,366
Liabilities	1,715,784	1,718,242	587,349	570,491
Equity	1,407,476	1,440,642	517,365	508,875
Negative investment in US Regency Retail I, LLC (USAA) (2)			4,129	3,943
Basis difference			(47,186)	(43,296)
Investments in real estate partnerships			$474,308	469,522

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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	September 30, 2020	December 31, 2019
GRI - Regency, LLC (GRIR)	40.00%	$180,955	187,597
New York Common Retirement Fund (NYC) (1)	30.00%	34,969	41,422
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	8,955	9,201
Columbia Regency Partners II, LLC (Columbia II)	20.00%	38,272	39,453
Cameron Village, LLC (Cameron)	30.00%	10,230	10,641
RegCal, LLC (RegCal)	25.00%	26,039	26,417
Other investments in real estate partnerships (2)	35.00% - 50.00%	174,888	154,791
Total Investment in real estate partnerships		$474,308	469,522
US Regency Retail I, LLC (USAA) (3)	20.01%	(4,129)	(3,943)
Net Investment in real estate partnerships		$470,179	465,579

(1)

On January 1, 2020, the Company purchased the remaining 70% of a property owned by the NYC partnership (Country Walk Plaza), as discussed in note 2 to the financial statements, and therefore all earnings of this property are included in consolidated results from the date of acquisition and excluded from partnership earnings.

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

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	September 30, 2020
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2020	$4,054	—	—	4,054	1,514
2021	11,474	333,092	15,635	360,201	124,198
2022	7,811	260,702	—	268,513	99,917
2023	3,196	171,608	—	174,804	65,137
2024	1,796	33,690	—	35,486	14,217
Beyond 5 Years	13,027	720,321	—	733,348	236,793
Net unamortized loan costs, debt premium / (discount)	—	(9,218)	—	(9,218)	(3,069)
Total	$41,358	1,510,195	15,635	1,567,188	538,707

At September 30, 2020, our investments in real estate partnerships had notes payable of $1.6 billion maturing through 2034, of which 91.6% had a weighted average fixed interest rate of 4.1%. The remaining notes payable float with LIBOR and had a weighted average variable interest rate of 2.4%. These fixed and variable rate notes payable are all non-recourse, and our pro-rata share was $538.7 million as of September 30, 2020. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions.

We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Asset management, property management, leasing, and other transaction fees	$6,130	7,318	$19,134	21,366

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

As of September 30, 2020, we had accrued liabilities of $8.2 million for our pro-rata share of environmental remediation, including our Investments in real estate partnerships. We believe that the ultimate disposition of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations.  We can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2020 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The Parent Company has incorporated the effects of COVID-19 related impacts into our control structure.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2020 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  The Operating Partnership has incorporated the effects of COVID-19 related impacts into our control structure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings that arise in the ordinary course of our business. We are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.  However, no assurances can be given as to the outcome of any threatened or pending legal proceedings.

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

Whenever pandemics or other health crises occur, such as the COVID-19 pandemic, they are expected to adversely affect our tenants’ ability to conduct business as they have historically, directly impacting their financial condition and the profitability of our properties. Our business will be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crises. The profitability of our properties depends, in part, on the willingness of customers to visit our tenants’ businesses. The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases is likely to cause individuals to avoid our properties, which would adversely affect customer traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. In addition, health crises are expected to adversely impact us by disrupting our tenants’ supply chains, thereby impacting their ability to deliver goods and services to their customers.  Such events will adversely impact tenants’ sales and/or cause the temporary closure of our tenants’ businesses, which could severely disrupt their operations and have a material adverse effect on our business, financial condition and results of operations.  Pandemics or other health crises may also cause great volatility in the capital markets.  If capital is available, whether the terms of such capital are attractive compared to pre-pandemic terms may also be uncertain.

During the ongoing COVID-19 pandemic, U.S. federal, state, and local governments have continued to mandate various actions to reduce or prevent the spread of COVID-19, which continues to directly impact many of our tenants whose businesses may be considered non-essential.  While essential businesses, such as grocery stores that anchor over 80% of our operating centers, have thus far been able to continue operating and serving their customers, non-essential businesses are experiencing significant declines in customer traffic when compared to previous years, or have temporarily closed their stores in reaction to legally enforceable governmental orders or overall efforts to support social distancing.  As a result, many retailers and service providers have had to evaluate alternative means of providing their goods and services to their customers or, in the case of many non-essential tenants, to close.  The COVID-19 pandemic continues to evolve, making the broader implications on our future results of operations and overall financial performance uncertain at this time.  While much of our lease income is derived from contractual rent payments, our tenants’ ability to meet their lease obligations have been negatively impacted by the disruptions and uncertainties of the COVID-19 pandemic. Our tenants’ ability to respond to these disruptions, including changes in their customers’ shopping habits and behaviors, will influence the tenants’ ability to survive and ultimately fulfill their lease obligations.  Although many of our tenants have reported initially improved sales results upon reopening, the risk of diminished sales and future closures exists as the virus remains active and continues to spread which could result in a resurgence in COVID-19 cases and reinstituted government mandated closures.

Due to the COVID-19 pandemic, certain tenants have requested rent concessions or have sought to renegotiate future rents based on changes to the economic environment.  Other tenants have chosen not to reopen or honor the terms of their existing lease agreements. We are closely monitoring our cash collections from tenants which, for many businesses classified as non-essential, have significantly declined since the start of the COVID-19 pandemic and resulting restrictions.  Approximately 86% of pro-rata base rent billed for the three months ended September 30, 2020, has been collected through October 31, 2020.  Since the COVID-19 pandemic began, we have executed approximately 1,300 rent deferral agreements within our consolidated real estate portfolio and our unconsolidated real estate investment partnerships.  This deferred rent represents, on a weighted average basis, deferral periods of approximately 3 months, with repayment periods of approximately 9.2 months beginning in December 2020. We expect to continue to work with other tenants, which may result in further rent deferrals, concessions or abatements.  As a result, there can be no assurance that our cash flows from operations will be sufficient to fund our dividend payments without the benefit of other sources of capital or changes to our current dividend policy.

New leasing activity has declined and is expected to remain at lower levels into 2021 as businesses delay executing leases amidst the immediate and uncertain future economic impacts of the COVID-19 pandemic.  This, coupled with tenant failures, may result in decreased demand for space in our centers, which could result in pricing pressure on rents.  Additionally, with delays in construction for tenant improvements due to the impacts of the pandemic, it may take longer before new tenants are able to open and commence rent payments.

Our ability to successfully start or complete tenant buildouts, new ground up development or redevelopment of existing properties was adversely impacted by governmental orders shutting down construction activities. We also experienced impacts on our ability to source materials for construction and labor shortages impacting our ability to complete construction projects on anticipated schedules.  In the event a surge in new cases resulting in additional lockdowns occurs, similar impacts to our supply chain may arise which could have a material adverse effect on our business, financial condition and results of operation.  We continue to closely monitor and assess the capital requirements of all in process and planned developments, redevelopments, and capital expenditures.  We are carefully proceeding in a targeted manner on a project-by-project basis which has resulted in delaying, phasing or curtailing certain in-process and planned development, redevelopment and capital expenditure projects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2020.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended September 30, 2020.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 through July 31, 2020	—	$—	—	$250,000,000
August 1 through August 31, 2020	243	$43.67	—	$250,000,000
September 1 through September 30, 2020	—	$—	—	$250,000,000

(1)

Consists of 243 shares repurchased at an average price of $43.67 to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.

(2)

On February 4, 2020, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is set to expire on February 5, 2021. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the Board. Through September 30, 2020, no shares have been repurchased under this program.

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

November 6, 2020	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

November 6, 2020	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)