Form 10-K
period 2020-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2021-02-17
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Regency Centers Corporation     ☐ Regency Centers, L.P.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

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

Regency Centers Corporation     $7.7 billion   Regency Centers, L.P.     N/A

The number of shares outstanding of the Regency Centers Corporation’s common stock was 169,828,953 as of February 15, 2021.

Documents Incorporated by Reference

Portions of Regency Centers Corporation's proxy statement in connection with its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2020, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”, “Regency Centers” or “Regency” means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common Partnership Units (“Units”). As of December 31, 2020, the Parent Company owned approximately 99.6% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership’s day-to-day management.

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

Our operations are subject to a number of risks and uncertainties including, but not limited to, those described in Item 1A, Risk Factors.  When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and our other filings and submissions to the SEC.  If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected.  Forward-looking statements are only as of the date they are made, and Regency undertakes no duty to update its forward-looking statements except as required by law.

PART I

Item 1. Business

Regency Centers Corporation is a fully integrated real estate company and self-administered and self-managed real estate investment trust that began its operations as a publicly-traded REIT in 1993. Regency Centers L.P. is the entity through which Regency Centers Corporation conducts substantially all of its operations and owns substantially all of its assets. Our business consists of acquiring, developing, owning and operating income-producing retail real estate principally located in many of the top markets in the United States.  We generate revenues by leasing space to retail tenants such as highly productive grocers, restaurants, service providers, and best-in-class retailers. Regency has been an S&P 500 Index member since 2017.

As of December 31, 2020, we had full or partial ownership interests in 411 properties, primarily anchored by market leading grocery stores, encompassing 51.9 million square feet (“SF”) of gross leasable area (“GLA”). Our Pro-rata share of this GLA is 42.2 million square feet, including our share of the partially owned properties.

Our mission is to be the preeminent national owner, operator, and developer of shopping centers, creating places that provide a thriving environment for outstanding retailers and service providers to connect with the surrounding neighborhoods and communities.

Our goals are to:

•

Own and manage a portfolio of high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and located in affluent suburban and near urban trade areas in the country’s most desirable metro areas. We expect that this combination will produce highly desirable and attractive centers with best-in-class retailers. These centers should command higher rental and occupancy rates resulting in excellent prospects to grow net operating income (“NOI”);

•	Maintain an industry leading and disciplined development and redevelopment platform to deliver exceptional retail centers at higher returns as compared to acquisitions;
•	Support our business activities with a conservative capital structure, including a strong balance sheet;
•	Implement leading environmental, social, and governance practices through our Corporate Responsibility Program;
•	Engage an exceptional and diverse team that is guided by our strong values and special culture, while fostering an environment of innovation and continuous improvement; and
•	Create shareholder value by increasing earnings and dividends per share and generate total returns at or near the top of our shopping center peers.

Key strategies to achieve our goals are to:

•	Sustain same property NOI growth that over the long-term consistently ranks at or near the top of our shopping center peers;
•	Develop and redevelop high quality shopping centers at attractive returns on investment;
•

Maintain a conservative balance sheet that provides liquidity, financial flexibility and cost effective funding of investment opportunities, while also managing debt maturities that enable us to weather economic downturns;

•	Maintain high standards for corporate governance and act as good stewards of our communities and the environment; and
•	Attract and motivate an exceptional team of diverse employees who operate efficiently and are recognized as industry leaders.

COVID-19 Pandemic

On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic” or the “pandemic”) by the World Health Organization as the disease spread throughout the world.  The pandemic continues to evolve, making the broader implications on our future results of operations and overall financial performance uncertain at this time.  While much of our lease income is derived from contractual rent payments, our tenants’ ability to meet their lease obligations has been negatively impacted by the disruptions and uncertainties of the pandemic.  Certain of our tenants’ ability to respond to these disruptions, including adapting to governmental orders, recommendations, and changes in their customers’ shopping habits and behaviors, could influence their ability to survive and ultimately fulfill their lease obligations.  While the announcement of vaccine approvals by the U.S. Food and Drug Administration (“FDA”) in early December 2020 was a positive development, at about the same time, several states and many localities reinstituted mandatory business limitations and closures as infection rates increased, in advance of full scale vaccine deployment.  Forced closures may continue to occur as infection rates increase or additional strains of the virus emerge, while the speed of vaccine rollout remains uncertain.

Due to the pandemic, certain tenants have requested rent concessions or have sought to renegotiate future rents based on changes to the economic environment.  Other tenants have chosen not to reopen or honor the terms of their existing lease agreements.  In addition, in 2020 we saw a meaningful increase in the number of bankruptcy filings by our tenants versus prior years, which in certain cases can lead to a tenant “rejecting” (terminating) one or more of our leases as permitted by applicable bankruptcy law, or seeking to negotiate reduced rent as part of the bankruptcy reorganization process.

We are closely monitoring our rent collections from our tenants, which significantly declined from historic levels at the start of the pandemic, but have since gradually improved.  As of February 8, 2021, we experienced sequential improvement in our collection rates of Pro-rata base rent billed by quarter in 2020 as follows:

	Q2	Q3	Q4
Base Rent Collections	79%	89%	92%

Since the pandemic began, we have executed approximately 1,600 rent deferral agreements within our consolidated and unconsolidated real estate portfolios.  The weighted average deferral period of these agreements is approximately 3.3 months, with repayment periods of approximately 9.7 months beginning on average in December 2020.  In some cases, we expect to continue to work with tenants to address the adverse impacts of the pandemic, which may result in further rent deferrals, concessions or abatements.  As a result, there can be no assurance that our future base rent collection percentages will continue at or above Q4 2020 levels, or that cash flows from operations will be sufficient to sustain and fund our dividend payments without the benefit of other sources of capital or changes to our current dividend levels.  In the event of a surge in COVID-19 cases or new governmental restrictions causing our tenants to reduce their operations or close, our base rent collection percentages and percent leased could decline from current levels.

New leasing activity declined in 2020 and is expected to remain below 2019 levels into 2021 as businesses delay executing leases amidst the immediate and uncertain future economic impacts of the pandemic.  This, coupled with tenant failures and bankruptcies, may result in decreased demand for retail space in our centers, which could result in difficulty attracting new tenants resulting in pricing pressure on rents.  Additionally, if construction of tenant improvements are delayed due to the impacts of the pandemic, it may take longer before new tenants are able to open and commence rent payments.

The pandemic has significantly slowed and in certain situations delayed tenant buildouts, new ground up developments or redevelopment of existing properties.  The pandemic has also limited our ability to timely source materials for construction and has caused labor shortages, which have impacted our ability to complete construction projects on anticipated schedules.  In the event a surge in new cases resulting in additional lockdowns occurs, similar impacts to our supply chain may arise which could have a material adverse effect on our business, financial condition and results of operations.  We continue to closely monitor our projects, which has resulted in prudently delaying, phasing or curtailing certain of our development, redevelopment and capital expenditure projects.

The duration and severity of the pandemic across the United States will continue to negatively impact many of our tenants and their ability to meet their rent obligations under their lease agreements.  As such, the pandemic could continue to negatively impact our results of operations and overall financial condition in the future.  See also Part I, Item 1A, Risk Factors for further discussion.

Our business continuity and disaster recovery plan enabled us to continue operating productively during the pandemic.  We have maintained, and expect to continue to maintain, without interruption, our financial reporting systems as well as our internal controls over our financial reporting and disclosure controls and procedures.

Competition

We are among the largest owners of shopping centers in the nation based on revenues, number of properties, GLA, and market capitalization.  There are numerous companies and individuals engaged in the ownership, development, acquisition, and operation of shopping centers that compete with us in our targeted markets, including grocery store chains that also anchor some of our shopping centers.  This results in competition for attracting tenants, as well as the acquisition of existing shopping centers and new development sites. In addition, brick and mortar shopping centers, in general, face continued competition from alternative shopping and delivery methods, including e-commerce and home delivery. We believe that our competitive advantages are driven by:

•	our locations within our market areas;
•	the design of our shopping centers including our practice of maintaining and renovating these centers to our high standards of quality;
•	the strong demographics surrounding our shopping centers;
•	our relationships with our anchor, shop, and out-parcel tenants;
•	our management experience and expertise; and
•	our ability to source and develop new shopping centers.

Corporate Responsibility

Our vision is to be the preeminent national owner, operator and developer of shopping centers, connecting outstanding retailers and service providers with their neighborhoods and communities while striving to achieve best-in-class corporate responsibility. To integrate corporate responsibility into our vision, we focus on three key overarching concepts: long-term value creation, our Regency brand and reputation, and the importance of maintaining our culture.

We have established four pillars for our corporate responsibility program that we believe enable us to support our vision and implement these concepts:

•	Our People;
•	Our Communities;
•	Ethics and Governance; and
•	Environmental Stewardship.

Our People – Our people are our most important asset and we strive to ensure that they are engaged, passionate about their work, connected to their teams, and supported to deliver their best performance. We recognize and value the importance of attracting and retaining talented individuals to Regency’s performance and growth.  We strive to maintain a safe and healthy workspace, promote employee well-being, and empower our employees by focusing on their training and education.  Another key element of our focus on people is our understanding and appreciation of the value of an inclusive and diverse workforce.  In 2020, we began developing and implementing a comprehensive three-year diversity, equity, and inclusion (“DEI”) strategy, which includes training, recruitment, and engagement.  Our employees have been directly engaged in the development of our DEI strategy to ensure they are connected to and actively involved in its implementation across the entirety of our business.

Our Communities – Our predominately grocery-anchored neighborhood centers provide many benefits to the communities in which we live and work, including significant local economic impacts in the form of investment, jobs and taxes.  Our local teams are also passionate about investing in and engaging with our communities, as they customize and cultivate our centers to create a distinctive environment to bring our tenants and shoppers together for the best retail experience. Further, philanthropy and giving back are cornerstones of what we do and who Regency is.  In addition, charitable contributions are made directly by the Company, and the vast majority of our employees donate their time and money to local non-profits serving their communities.

Ethics and Governance – As long-term stewards of our investors’ capital, we are committed to best-in-class corporate governance. To create long-term value for our stakeholders, we place great emphasis on our culture and core values, the integrity and transparency of our reporting practices, and our overall governance structure in respect of oversight and shareholder rights.

Environmental Stewardship – We believe sustainability is in the best interest of our investors, tenants, employees, and the communities in which we operate, and we strive to integrate sustainable practices throughout our business.  We have six strategic priorities when it comes to identifying and implementing sustainable business practices and minimizing our environmental impact: green building, energy efficiency, greenhouse gas emissions reduction, water conservation, waste minimization and management, and climate resilience.  We believe these commitments are not only the right thing to do to address material environmental topics such as air pollution, climate change, and resource scarcity, but also support us in achieving key strategic objectives in our operations and development projects.

More information about our corporate responsibility strategy, goals, performance, and reporting is available on our website at www.regencycenters.com.  The content of our website, including information relating to corporate responsibility, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Employees

Our corporate headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida.  We presently maintain 22 market offices nationwide, including our corporate headquarters, where we conduct management, leasing, construction, and investment activities.  We have 431 employees throughout the United States and we believe that our relations with our employees are good.

Compliance with Governmental Regulations

We are subject to various regulatory and tax-related requirements within the jurisdictions in which we operate.  Changes to such requirements may result in unanticipated financial impacts or adverse tax consequences, and could affect our operating results and financial condition.  Significant regulatory requirements include the laws and regulations described below.

REIT Laws and Regulations

We have elected to be taxed as a REIT under the federal income tax laws. As a REIT, we are generally not subject to federal income tax on taxable income that we distribute to our stockholders. Under the Internal Revenue Code (the “Code”), REITs are subject to numerous regulatory requirements, including the requirement to generally distribute at least 90% of taxable income each year. We will be subject to federal income tax on our taxable income at regular corporate rates if we fail to qualify as a REIT for tax purposes in any taxable year, or to the extent we distribute less than 100% of our taxable income. We will also generally not qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed taxable income.

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes which, to date, have not been material to us.

Environmental Laws and Regulations

Under various federal, state and local laws, ordinances and regulations, we may be liable for the cost to assess and remediate certain hazardous substances at our shopping centers that generally arise from dry cleaners, gas stations, asbestos, and historic land use practices.  These requirements often impose liability without regard to whether the owner knew of, or committed the acts or omissions that caused, the presence of the hazardous substances.  The presence of such substances, or the failure to properly address contamination caused by such substances, may adversely affect our ability to sell or lease the property or borrow using the property as collateral.  Although we have a number of properties that could require or are currently undergoing varying levels of assessment and remediation, known environmental liabilities are not currently expected to have a material financial impact.

Executive Officers

Our executive officers are appointed each year by our Board of Directors.  Each of our executive officers has been employed by us for more than five years and, as of December 31, 2020, included the following:

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	68	Executive Chairman of the Board of Directors	2020(1)
Lisa Palmer	53	President and Chief Executive Officer	2020 (2)
Michael J. Mas	45	Executive Vice President, Chief Financial Officer	2019 (3)
Dan M. Chandler, III	53	Executive Vice President, Chief Investment Officer	2019 (4)
James D. Thompson	65	Executive Vice President, Chief Operating Officer	2019 (5)
(1)

Mr. Stein was appointed Executive Chairman of the Board of Directors effective January 1, 2020.  Prior to this appointment, Mr. Stein served as Chief Executive Officer from 1993 through December 31, 2019 and Chairman of the Board since 1999.

(2)

Ms. Palmer was named Chief Executive Officer effective January 1, 2020, in addition to her responsibilities as President, which position she has held since January 2016.  Prior to this appointment, Ms. Palmer served as Chief Financial Officer since January 2013. Prior to that, Ms. Palmer served as Senior Vice President of Capital Markets since 2003 and has been with the Company since 1996.

(3)

Mr. Mas assumed the responsibilities of Executive Vice President, Chief Financial Officer effective August 2019.  Prior to this appointment, Mr. Mas served as Managing Director, Finance, since February 2017, and Senior Vice President, Capital Markets, since 2013.

(4)

Mr. Chandler assumed the role of Executive Vice President, Chief Investment Officer, effective August 2019, and Executive Vice President of Investments in 2016. Mr. Chandler previously served as Managing Director since 2006.  Prior to that, Mr. Chandler served in various investment officer positions since 1999.

(5)

Mr. Thompson assumed the role of Executive Vice President, Chief Operating Officer, effective August 2019, and Executive Vice President of Operations in 2016.  Mr. Thompson previously served as our Managing Director - East since 1993.

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

The Company’s common stock is listed on the NASDAQ Global Select Market and trades under the stock symbol “REG”.

Our independent registered public accounting firm is KPMG LLP, Jacksonville, Florida. Our legal counsel is Foley & Lardner LLP, Jacksonville, Florida.

Annual Meeting of Shareholders

Our 2021 annual meeting of shareholders is currently expected to be held on Wednesday, May 5, 2021.  In light of public health concerns related to the COVID-19 pandemic, and to help protect the safety of our shareholders, directors, employees, and other participants, the Company’s annual meeting will be conducted in a virtual-only format.

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

We do not consider non-GAAP measures an alternative to financial measures determined in accordance with GAAP, rather they supplement GAAP measures by providing additional information we believe to be useful to our shareholders. The principal limitation of these non-GAAP financial measures is they may exclude significant expense and income items that are required by GAAP to be recognized in our consolidated financial statements. In addition, they reflect the exercise of management’s judgment about which expense and income items are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, reconciliations of the non-GAAP financial measures we use to their most directly comparable GAAP measures are provided. Non-GAAP financial measures should not be relied upon in evaluating the financial condition, results of operations or future prospects of the Company.

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
•

Nareit EBITDAre is a measure of REIT performance, which the National Association of Real Estate Investment Trusts (“Nareit”) defines as net income, computed in accordance with GAAP, excluding (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) gains on sales of real estate, (v) impairments of real estate, and (vi) adjustments to reflect the Company’s share of unconsolidated partnerships and joint ventures.

•

Nareit Funds from Operations (“Nareit FFO”) is a commonly used measure of REIT performance, which Nareit defines as net income, computed in accordance with GAAP, excluding gains on sales and impairments of real estate, net of tax, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute Nareit FFO for all periods presented in accordance with Nareit’s definition.

Companies use different depreciable lives and methods, and real estate values historically fluctuate with market conditions. Since Nareit FFO excludes depreciation and amortization and gains on sale and impairments of real estate, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in percent leased, rental rates, operating costs, acquisition and development activities, and financing costs. This provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. Thus, Nareit FFO is a supplemental non-GAAP financial measure of our operating performance, which does not represent cash generated from operating activities in accordance with GAAP; and, therefore, should not be considered a substitute measure of cash flows from operations. We provide a reconciliation of Net Income Attributable to Common Stockholders to Nareit FFO.

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

We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with the Company’s reported results under GAAP.  We believe presenting our Pro-rata share of assets, liabilities, operating results, and other metrics, along with certain other non-GAAP measures, makes comparisons of other REITs’ operating results to ours more meaningful.  The Pro-rata information provided is not, nor is it intended to be, presented in accordance with GAAP.  The Pro-rata supplemental details of assets and liabilities and supplemental details of operations reflect our proportionate economic ownership of the assets, liabilities, and operating results of the properties in our portfolio

The Pro-rata information is prepared on a basis consistent with the comparable consolidated amounts and is intended to more accurately reflect our proportionate economic interest in the assets, liabilities, and operating results of properties in our portfolio.  We do not control the unconsolidated investment partnerships, and the Pro-rata presentations of the assets and liabilities, and revenues and expenses do not represent our legal claim to such items.  The partners are entitled to profit or loss allocations and distributions of cash flows according to the operating agreements, which generally provide for such allocations according to their invested capital.  Our share of invested capital establishes the ownership interests we use to prepare our Pro-rata share.

The presentation of Pro-rata information has limitations which include, but are not limited to, the following:

o

The amounts shown on the individual line items were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities, or the revenues and expenses; and

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

Item 1A. Risk Factors

Our operations are subject to a number of risks and uncertainties including, but not limited to, those listed below.  When considering an investment in our securities, carefully read and consider these risks, together with all other information in our other filings and submissions to the SEC, which provide much more information and detail.  If any of the events described in the following risk factors actually occur, our business, financial condition and/ or operating results, as well as the market price of our securities, could be materially adversely affected.

Risk Factors Related to the COVID-19 Pandemic

Pandemics or other health crises, such as the pandemic, may adversely affect our tenants’ financial condition, the profitability of our properties, and our access to the capital markets and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

During the ongoing pandemic, U.S. federal, state, and local governments have continued to mandate or recommend various actions to reduce or prevent the spread of COVID-19 which continues to directly impact many of our tenants, and in particular those whose businesses may be considered non-essential.  Grocery stores, which anchor over 80% of our operating centers, have generally been able to continue operating and serving their customers. However, non-essential businesses such as dine-in restaurants, fitness facilities and movie theaters in many states continue to experience significant declines in customer traffic when compared to previous years, or have temporarily closed their locations (in some cases multiple times) in response to governmental orders or voluntary efforts to support social distancing.

Due to the pandemic, certain tenants have requested rent concessions or have sought to renegotiate future rents based on changes to the economic environment. Other tenants have chosen not to reopen or honor the terms of their existing lease agreements.  In addition, moratoria and other temporary legal restrictions in certain states on our ability to bring legal action to enforce our leases have impacted our ability to collect rent and may continue to do so into 2021.

New leasing activity has declined and is expected to remain at lower levels than pre-pandemic into 2021 as businesses delay executing leases amidst the immediate and uncertain future economic impacts of the pandemic. This, coupled with tenant failures, may result in decreased demand for retail space in our centers, which could result in downward pressure on rents.  Additionally, due to delays in construction of tenant improvements due to the impacts of the pandemic, it may take longer before new tenants are able to open and commence rent payments.

The pandemic has adversely impacted our ability to start or complete tenant buildouts, new ground up development and redevelopment of existing properties. The pandemic has also impacted our ability to timely source materials for construction and caused labor shortages, which have impacted our ability to complete construction projects on anticipated schedules.  New or extended government orders to combat the further spread of the virus could result in similar impacts to our development and redevelopment projects and supply chain, which could have a material adverse effect on our business, financial condition and results of operation.

The full impacts of the pandemic on our future results of operations and overall financial performance remain uncertain.  While the vast majority of our lease income is derived from contractual rent payments, the ability of certain of our tenants to meet their lease obligations have been negatively impacted by the disruptions and uncertainties of the pandemic. Our tenants’ ability to respond to these disruptions and uncertainties, including adjusting to governmental orders and changes in their customers’ shopping habits and behaviors, will impact their businesses’ ability to survive, and ultimately, their ability to comply with their lease obligations.  The risk of diminished sales and future closures exists so long as the virus remains active and continues to spread. Ultimately, the duration and severity of the health crisis in the United States and the speed at which the country, states and localities are able to safely reopen and remain open, will continue to materially impact the overall economy, our retail tenants, and therefore our results of operations, financial condition and cash flows. Until the virus is contained or eradicated, or effective and reliable treatments and/or vaccines are widely available and accepted by the public, commerce and employment may not return to pre-pandemic levels and we may experience material reductions in our cash flows, NOI and financial performance compared to pre-pandemic periods.

Risk Factors Related to Operating Retail-Based Shopping Centers

Economic and market conditions may adversely affect the retail industry and consequently reduce our revenues and cash flow, and increase our operating expenses.

Our properties are leased primarily to retail tenants from whom we derive most of our revenue in the form of base rent, expense recoveries and other income. Therefore, our performance and operating results are directly linked to the economic and market conditions occurring in the retail industry. We are subject to the risks that, upon expiration, leases for space in our properties are not renewed by existing tenants, vacant space is not leased to new tenants, and/or tenants demand modified lease terms, including costs for renovations or concessions. Moreover, pandemics, such as the pandemic, may exacerbate the effects of these risks.  The economic and market conditions potentially affecting the retail industry and our properties specifically include the following:

•	changes in national, regional and local economic conditions;
•	changes in population and migration patterns to/from the markets in which we operate;
•	deterioration in the competitiveness and creditworthiness of our retail tenants;
•	increased competition from the use of e-commerce by retailers and consumers as well as other concepts such as super-stores and warehouse clubs;
•	tenant bankruptcies and subsequent rejections of our leases;
•	reductions in consumer spending and retail sales;
•	reduced tenant demand for retail space;
•	oversupply of retail space;
•	reduced consumer demand for certain retail categories;
•	consolidation within the retail sector;
•	increased operating costs attendant to owning and operating retail shopping centers;
•	perceptions by retailers and shoppers of the safety, convenience and attractiveness of our properties; and
•	acts of terrorism and war, natural disasters and other physical and weather-related damages to our properties.

To the extent that any or a combination of these conditions occur they are likely to impact the retail industry, our retail tenants, the demand and market rents for retail space, the percent leased levels of our properties, our ability to sell, acquire or develop properties, our operating results and our cash available for distributions to stock and unit holders.

Shifts in retail trends, sales, and delivery methods between brick and mortar stores, e-commerce, home delivery, and curbside pick-up may adversely impact our revenues and cash flows.

Retailers are increasingly impacted by e-commerce and changes in customer buying habits, including the delivery or curbside pick-up of items ordered online. The pandemic has likely accelerated these trends and their potential impacts. Retailers are considering these e-commerce trends when making decisions regarding their bricks and mortar stores and how they will compete and innovate in a rapidly changing retail environment. Many retailers in our shopping centers provide services or sell goods, which have historically been less likely to be purchased online; however, the continuing increase in e-commerce sales in all retail categories may cause retailers to adjust the size or number of their retail locations in the future or close stores. Our grocer tenants are incorporating e-commerce concepts through home delivery and curbside pick-up, which could reduce foot traffic at our centers. In certain higher-income markets, foot traffic at our centers may be impacted more meaningfully by these alternative delivery methods if consumers are willing to pay premiums for such services.  Changes in shopping trends as a result of the growth in e-commerce may also impact the profitability of retailers that do not adapt to changes in market conditions, including their financial condition and ability to pay rent. This shift may adversely impact our percent leased and rental rates, which would impact our results of operations and cash flows.

Changing economic and retail market conditions in geographic areas where our properties are concentrated may reduce our revenues and cash flow.

Economic conditions in markets where our properties are concentrated can greatly influence our financial performance. During the year ended December 31, 2020, our properties in California, Florida, Texas, New York and Georgia accounted for 27.2%, 22.1%, 7.5%, 5.2%, and 5.1% respectively, of our NOI from Consolidated Properties plus our Pro-rata share from Unconsolidated Properties. Our revenues and cash flow may be adversely affected by this geographic concentration if market conditions, such as supply of or demand for retail space, deteriorate more significantly in these states compared to other geographic areas.  For example, with respect to the pandemic, California has imposed very stringent restrictions on re-opening and has implemented stringent eviction moratoria, making it more difficult in certain circumstances to collect rent and enforce our leases.  Additionally, there is a risk that many businesses and residents in major metropolitan cities may desire to relocate to different states or suburban markets as a result of the pandemic, following the impact of state regulations on businesses and residents coupled with the shift to remote work.

Our success depends on the continued presence and success of our “anchor” tenants.

“Anchor Tenants” (tenants occupying 10,000 square feet or more) operate large stores in our shopping centers, pay a significant portion of the total rent at a property and contribute to the success of other tenants by attracting shoppers to the property.  Our net income and cash flow may be adversely affected by the loss of revenues and incurrence of additional costs in the event a significant Anchor Tenant:

•	becomes bankrupt or insolvent;
•	experiences a downturn in its business;
•	materially defaults on its leases;
•	does not renew its leases as they expire;
•	renews at lower rental rates and/or requires a tenant improvement allowance; or
•	renews but reduces its store size, which results in down-time and additional tenant improvement costs to the landlord to re-lease the vacated space.

Some anchors have the right to vacate their space and may prevent us from re-tenanting by continuing to comply and pay rent in accordance with their lease agreement. Vacated anchor space, including space that may be owned by the anchor (as discussed below), can reduce rental revenues generated by the shopping center in other spaces because of the loss of the departed anchor's customer drawing power. In addition, if a significant tenant vacates a property, co-tenancy clauses in select lease contracts may allow other tenants to modify or terminate their rent or lease obligations. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their stores; they may allow a tenant to close its store prior to lease expiration if another tenant closes its store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center.

Additionally, some of our shopping centers are anchored by retailers who own their space whose location is within or immediately adjacent to our shopping center (“shadow anchors”).  In those cases, the shadow anchors appear to the consumer as a retail tenant of the shopping center and, as a result, attract additional consumer traffic to the center. In the event that a shadow anchor were to close, it could negatively impact our center as consumer traffic would likely be reduced.

A significant percentage of our revenues are derived from smaller “shop space” tenants and our net income may be adversely impacted if our smaller shop tenants are not successful.

At December 31, 2020, tenants occupying less than 10,000 square feet (“Shop Space Tenants”) represent approximately 35.6% of our GLA, with approximately 14.3% of those considered local tenants.  These tenants may be more vulnerable to negative economic conditions, including the impacts from pandemics, as they may have more limited resources and access to capital than Anchor Tenants. Shop Space Tenants may be facing reduced sales as a result of an increase in competition including from e-commerce retailers. The types of Shop Space Tenants vary from retail shops and restaurants to service providers. If we are unable to attract the right type or mix of Shop Space Tenants into our centers, our revenues and cash flow may be adversely impacted.

During times of economic downturns or uncertainties, including during pandemics such as COVID-19, some tenants may suffer disproportionally greater impacts and be at greater risk of default on their lease obligations or request lease concessions from us.  If we are unable to attract the right type or mix of low or non-credit tenants into our centers, our revenues and cash flow may be adversely impacted.

We may be unable to collect balances due from tenants in bankruptcy.

Although lease income is supported by long-term lease contracts, tenants who file for bankruptcy have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Moreover, in the year ended December 31, 2020, we saw meaningfully higher levels of tenant bankruptcies than in recent years as a result of the pandemic, and we expect this trend to continue into at least the first half of 2021.  Additionally, we may incur significant expense to recover our claim and to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases, we may experience a significant reduction in our revenues and may not be able to collect all pre-petition amounts owed by the bankrupt tenant.

Many of our costs and expenses associated with operating our properties may remain constant or increase, even if our lease income decreases.

Certain costs and expenses associated with our operating our properties, such as real estate taxes, insurance, utilities and common area expenses, generally do not decrease in the event of reduced occupancy or rental rates, non-payment of rents by tenants, general economic downturns, pandemics or other similar circumstances. In fact, in some cases, such as real estate taxes and insurance, they may actually increase despite such events. As such, we may not be able to lower the operating expenses of our properties sufficiently to fully offset such circumstances, and may not be able to fully recoup these costs from our tenants. In such cases, our cash flows, operating results and financial performance may be adversely impacted.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may have a negative effect on us.

All of our properties are required to comply with the Americans with Disabilities Act (“ADA”), which generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements may require removal of access barriers, and noncompliance may result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease space in our properties are obligated by law to comply with the ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs may be adversely affected. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental entities and become applicable to the properties. Costs to be in compliance with the ADA or any other building regulations could be material and have a negative impact on our results of operations.

Risk Factors Related to Real Estate Investments

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

The fair value of real estate assets is subjective and is determined through the use of comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the discounted cash flow approach. Such cash flow projections take into account expected future operating income, trends and prospects, as well as the effects of demand, competition and other relevant criteria, and therefore are subject to management judgment. The impacts of the pandemic to future income, trends and prospects is uncertain and continues to evolve, therefore any assumptions impacting real estate values may be subject to change in the future, which may impact the determination of fair value. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information.

These subjective assessments have a direct impact on our net income because recording an impairment charge results in an immediate negative adjustment to net income, which may be material. There can be no assurance that we will not record impairment charges in the future related to our assets.

We face risks associated with development, redevelopment and expansion of properties.

We actively pursue opportunities for new retail development and existing property redevelopment or expansion. Development and redevelopment activities require various government and other approvals for entitlements and any delay in such approvals may significantly delay development and redevelopment projects. We may not recover our investment in our projects for which approvals are not received, and delays may adversely impact our expected returns. Additionally, changes in political elections and policies may impact our ability to obtain favorable land use and zoning for in-process and future developments and redevelopment projects.  We are subject to other risks associated with these activities, including the following:

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

We have expanded our investment focus to include a limited number of more complex acquisitions and mixed-use development and redevelopment projects in dense urban locations, which pose unique risks to our return on investment.  Mixed-use projects refer to real estate projects that, in addition to retail space, may also include space for residential, office, hotel or other commercial purposes.  We have less experience in developing and managing non-retail real estate than we do retail real estate.  As a result, if a development or redevelopment project includes a non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer, or partner with a developer.

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

Our investment strategy includes investing in high-quality shopping centers that are leased to market-leading grocers, category-leading anchors, specialty retailers, or restaurants located in areas with high barriers to entry and above average household incomes and population densities. The acquisition of properties and/or real estate entities entails risks that include, but are not limited to, the following, any of which may adversely affect our results of operations and cash flows:

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

Our properties, including their related tangible and intangible assets, represent the majority of our total consolidated assets and they may not be readily convertible to cash. Moreover, pandemics such as COVID-19 may impact our ability to sell properties on our preferred timing and at prices and returns we deem acceptable.  As a result, our ability to sell one or more of our properties, including properties held in joint ventures, in response to changes in economic, industry, or other conditions may be limited. The real estate market is affected by many factors, such as general economic conditions, availability and terms of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. There may be less demand for lower quality properties that we have identified for ultimate disposition in markets with uncertain economic or retail environments, and where buyers are more reliant on the availability of third party mortgage financing. If we want to sell a property, we can provide no assurance that we will be able to dispose of it in the desired time period or at all or that the sales price of a property will be attractive at the relevant time or even exceed the carrying value of our investment.

Changes in tax laws could impact our acquisition or disposition of real estate.

Certain properties we own have a low tax basis, which may result in a taxable gain on sale. We intend to utilize Internal Revenue Code Section 1031 like-kind exchanges to mitigate taxable income; however, there can be no assurance that we will identify properties that meet our investment objectives for acquisitions or that changes to the tax laws do not eliminate or significantly change 1031 exchanges. In the event that we do not utilize 1031 exchanges, we may be required to distribute the gain proceeds to shareholders or pay income tax, which may reduce our cash flow available to fund our commitments.

Risk Factors Related to the Environment Affecting Our Properties

Climate change may adversely impact our properties directly, and may lead to additional compliance obligations and costs as well as additional taxes and fees.

We cannot reliably predict the extent, rate, or impact of climate change.  To the extent climate change causes adverse changes in weather patterns, our properties in certain markets, especially those nearer to the coasts, may experience increases in storm intensity and rising sea‑levels. Further, population migration may occur in response to these or other factors and negatively impact our centers. Climate and other environmental changes may result in volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate certain properties at all. Climate change may also have indirect effects on our business by increasing the cost of insurance, or making insurance unavailable. Moreover, while the federal government has not yet enacted comprehensive legislation to address climate change, certain states in which we own and operate shopping centers, including California and New York, have done so.  Compliance with these and future new laws or regulations related to climate change may require us to make improvements to our existing properties, resulting in increased capital expenditures, or pay additional taxes and fees assessed on us or our properties.  Although we strive to identify, analyze, and respond to the risk and opportunities that climate change presents, at this time, there can be no assurance that climate change will not have an adverse effect on the value of our properties and our financial performance.

Geographic concentration of our properties makes our business more vulnerable to natural disasters, severe weather conditions and climate change.

A significant number of our properties are located in areas that are susceptible to earthquakes, tropical storms, hurricanes, tornadoes, wildfires, sea-level rise due to climate change, and other natural disasters. At December 31, 2020, 22% of the GLA of our portfolio is located in the state of California, including a number of properties in the San Francisco Bay and Los Angeles areas. Additionally, 23% and 8% of the GLA of our portfolio is located in the states of Florida and Texas, respectively. Insurance costs for properties in these areas have increased, and recent intense weather conditions may cause property insurance premiums to increase significantly in the future. We recognize that the frequency and / or intensity of extreme weather events, sea-level rise, and other climatic changes may continue to increase, and as a result, our exposure to these events may increase. These weather conditions may disrupt our business and the business of our tenants, which may affect the ability of some tenants to pay rent and may reduce the willingness of tenants or residents to remain in or move to these affected areas. Therefore, as a result of the geographic concentration of our properties, we face risks, including disruptions to our business and the businesses of our tenants and higher costs, such as uninsured property losses, higher insurance premiums, and potential additional regulatory requirements by government agencies in response to perceived risks.

Costs of environmental remediation may impact our financial performance and reduce our cash flow.

Under various federal, state, and local laws, an owner or manager of real property may be liable for the costs to assess and remediate the presence of hazardous substances on the property, which in our case generally arise from former dry cleaners, gas stations, asbestos usage, and historic land use practices. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous substances. The presence of, or the failure to properly address the presence of, hazardous substances may adversely affect our ability to sell or lease the property or borrow using the property as collateral. We can provide no assurance that we are aware of all potential environmental liabilities or their ultimate cost to address; that our properties will not be affected by tenants or nearby properties or other unrelated third parties; and that future uses or conditions, or changes in environmental laws and regulations, or their interpretation, will not result in additional material environmental liabilities to us.

Risk Factors Related to Corporate Matters

An uninsured loss or a loss that exceeds the insurance coverage on our properties may subject us to loss of capital and revenue on those properties.

We carry comprehensive liability, fire, flood, terrorism, business interruption, and environmental insurance for our properties with policy specifications and insured limits customarily carried for similar properties. Some types of losses, such as losses from named windstorms, earthquakes, terrorism, or wars may have more limited coverage, or in some cases, can be excluded from insurance coverage. In addition, it is possible that the availability of insurance coverage in certain areas may decrease in the future, and the cost to procure such insurance may increase due to factors beyond our control.  We may reduce the insurance we procure as a result of the foregoing or other factors.  While we believe our coverage is appropriate and adequate to cover our insurable risks, should a loss occur at any of our properties that is in excess of the property or casualty insurance limits of our policies, we may lose part or all of our invested capital and revenues from such property, which may have a material adverse impact on our operating results, financial condition, and our ability to make distributions to stock and unit holders.

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

Failure to attract and retain key personnel may adversely affect our business and operations.

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

Many of our information technology systems (including those we use for administration, accounting, and communications, as well as the systems of our co-investment partners and other third-party business partners and service providers, whether cloud-based or hosted in proprietary servers) contain personal, financial or other information that is entrusted to us by our tenants and employees. Many of our information technology systems also contain our proprietary information and other confidential information related to our business. We are frequently subject to attempts to compromise our information technology systems. To the extent we or a third party were to experience a material breach of our or such third party’s information technology systems that result in the unauthorized access, theft, use, destruction or other compromises of tenants’ or employees' data or our confidential information stored in such systems, including through cyber-attacks or other external or internal methods, such a breach may damage our reputation and cause us to lose tenants and revenues, incur third party claims and cause disruption to our business and plans. Such security breaches also could result in a violation of applicable U.S. privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability, and we may not be able to recover these expenses from our service providers, responsible parties, or insurance carriers.  Despite the ongoing significant investments in technology and training we make in cybersecurity, we can provide no assurance that we will avoid or prevent such breaches or attacks.

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

Our unsecured notes, unsecured term loans, and unsecured line of credit (the “Line”) contain customary covenants, including compliance with financial ratios, such as ratio of indebtedness to total asset value and fixed charge coverage ratio. These covenants may limit our operational flexibility and our investment activities. Moreover, if we breach any of the covenants in our debt agreements, and do not cure the breach within the applicable cure period, our lenders may require us to repay the debt immediately, even in the absence of a payment default. Many of our debt arrangements, including our unsecured notes, unsecured term loan, and unsecured line of credit are cross-defaulted, which means that the lenders under those debt arrangements can require immediate repayment of their debt if we breach and fail to cure a default under certain of our other material debt obligations. As a result, any default under our debt covenants may have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations, and the market value of our stock.

Increases in interest rates would cause our borrowing costs to rise and negatively impact our results of operations.

Although a significant amount of our outstanding debt has fixed interest rates, we do borrow funds at variable interest rates under our credit facility, term loan, and certain secured borrowings. As of December 31, 2020, less than 1.0% of our outstanding debt was variable rate debt not hedged to fixed rate debt. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedged our exposure to changes in interest rates. This would reduce our future earnings and cash flows, which may adversely affect our ability to service our debt and meet our other obligations and also may reduce the amount we are able to distribute to our stock and unit holders.

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

In July 2017, the Financial Conduct Authority (“FCA”) that regulates the London Inter-bank Offered Rate (“LIBOR”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts.  We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have contracts that are indexed to LIBOR, including our $1.25 billion unsecured revolving credit facility and fifteen mortgages within our consolidated and unconsolidated portfolios totaling $225.5 million on a Pro-rata basis, as well as interest rate swaps to fix these variable cash flows with notional amounts totaling $177.0 million on a Pro-rata basis.  These LIBOR based instruments mature between 2020 and 2028.  We are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness and related interest rate swaps may be adversely affected.

While we expect LIBOR to be available in substantially its current form through June 2023, it is possible that LIBOR will become nonrepresentative prior to that point.  This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Risk Factors Related to the Market Price for Our Securities

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

Risk Factors Relating to the Company’s Qualification as a REIT

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

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, may adversely affect Regency or our investors. We cannot predict how changes in the tax laws might affect Regency or our investors. New legislation, Treasury Regulations, administrative interpretations or court decisions may significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. There is also a risk that REIT status may be adversely impacted by a change in tax or other laws.  Also, the law relating to the tax treatment of other entities, or an investment in other entities, may change, making an investment in such other entities more attractive relative to an investment in a REIT.

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

Risks Related to the Company’s Common Stock

Restrictions on the ownership of the Parent Company’s capital stock to preserve its REIT status may delay or prevent a change in control.

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

Ownership in the Parent Company may be diluted in the future.

In the future, a stockholder’s percentage ownership in the Company may be diluted because of equity issuances for acquisitions, capital market transactions or other corporate purposes, including equity awards we will grant to our directors, officers and employees. In the past we have issued equity in the secondary market and may do so again in the future, depending on the price of our stock and other factors.

In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table is a list of the shopping centers, summarized by state and in order of largest holdings by number of properties, presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	December 31, 2020				December 31, 2019
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
Florida	90	10,732	29.0%	92.4%	89	10,629	28.3%	94.0%
California	54	8,397	22.7%	92.0%	57	8,633	23.0%	96.8%
Texas	23	3,047	8.2%	88.8%	23	3,050	8.1%	90.7%
Georgia	21	2,048	5.5%	91.4%	21	2,048	5.5%	94.6%
Connecticut	14	1,457	3.9%	91.7%	14	1,453	3.9%	95.0%
Colorado	13	1,098	3.0%	95.8%	14	1,146	3.1%	96.5%
New York	11	1,370	3.7%	89.2%	11	1,367	3.6%	93.4%
North Carolina	10	897	2.4%	96.0%	10	901	2.4%	95.5%
Washington	9	857	2.3%	96.6%	9	857	2.3%	98.3%
Ohio	8	1,211	3.3%	97.4%	8	1,209	3.2%	98.6%
Massachusetts	8	898	2.4%	90.7%	9	931	2.5%	91.7%
Oregon	7	741	2.0%	94.9%	7	741	2.0%	95.4%
Virginia	6	941	2.5%	78.1%	7	1,256	3.3%	84.2%
Illinois	6	1,081	2.9%	94.6%	6	1,081	2.9%	95.5%
Missouri	4	408	1.1%	100.0%	4	408	1.1%	100.0%
Tennessee	3	318	0.9%	94.6%	3	318	0.8%	100.0%
Pennsylvania	3	317	0.9%	97.1%	3	317	0.8%	97.6%
Maryland	2	334	0.9%	89.1%	3	334	0.9%	93.4%
Delaware	1	232	0.6%	94.6%	1	232	0.6%	95.3%
Michigan	1	97	0.3%	100.0%	1	97	0.3%	100.0%
South Carolina	1	51	0.1%	98.4%	1	51	0.1%	97.4%
Indiana	1	279	0.8%	95.8%	1	279	0.7%	100.0%
New Jersey	1	218	0.6%	99.3%	1	218	0.6%	99.0%
Total	297	37,029	100.0%	92.2%	303	37,556	100.0%	94.7%

Certain Consolidated Properties are encumbered by mortgage loans of $415.7 million, excluding debt issuance costs and premiums and discounts, as of December 31, 2020.

The weighted average annual effective rent for the consolidated portfolio of properties, net of tenant concessions, is $22.90 and $22.38 PSF as of December 31, 2020 and 2019, respectively.

The following table is a list of the shopping centers, summarized by state and in order of largest holdings by number of properties, presented for Unconsolidated Properties (includes properties owned by unconsolidated co-investment partnerships):

	December 31, 2020				December 31, 2019
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
California	22	3,017	20.3%	91.8%	22	3,017	20.1%	93.8%
Virginia	15	2,076	13.9%	93.2%	15	2,075	13.8%	96.4%
Maryland	10	1,066	7.2%	91.9%	10	1,066	7.1%	94.1%
Florida	9	945	6.4%	97.6%	10	1,045	6.9%	97.7%
North Carolina	8	1,270	8.5%	93.2%	8	1,269	8.4%	94.8%
Texas	8	1,039	7.0%	96.2%	7	933	6.2%	98.1%
Washington	7	880	5.9%	96.4%	7	878	5.8%	96.7%
Colorado	6	853	5.7%	89.8%	6	854	5.7%	93.1%
Pennsylvania	6	669	4.5%	82.5%	6	669	4.5%	86.5%
Minnesota	5	665	4.5%	98.0%	5	665	4.4%	97.0%
New Jersey	4	353	2.4%	92.8%	4	353	2.3%	94.1%
Illinois	3	575	3.9%	97.5%	4	671	4.5%	97.7%
Indiana	2	139	0.9%	68.3%	2	139	0.9%	88.4%
District of Columbia	2	40	0.3%	92.5%	2	40	0.3%	92.5%
Georgia	1	86	0.6%	93.8%	1	86	0.6%	93.8%
Oregon	1	93	0.6%	100.0%	1	93	0.7%	100.0%
Delaware	1	64	0.4%	89.7%	1	64	0.4%	89.7%
South Carolina	1	80	0.5%	98.5%	1	80	0.5%	100.0%
Massachusetts	1	646	4.3%	96.6%	2	726	4.8%	97.0%
Connecticut	1	186	1.3%	95.8%	1	186	1.2%	95.8%
New York	1	141	0.9%	100.0%	1	141	0.9%	100.0%
Total	114	14,883	100.0%	93.3%	116	15,050	100.0%	95.2%

Certain Unconsolidated Properties are encumbered by non-recourse mortgage loans of $1.6 billion, excluding debt issuance costs and premiums and discounts, as of December 31, 2020.

The weighted average annual effective rent for the unconsolidated portfolio of properties, net of tenant concessions, is $21.84 and $21.69 PSF as of December 31, 2020 and 2019, respectively.

The following table summarizes our top tenants occupying our shopping centers for Consolidated Properties plus our Pro-rata share of Unconsolidated Properties, as of December 31, 2020, based upon a percentage of total annualized base rent (GLA and dollars in thousands):

Tenant	GLA	Percent of Company Owned GLA	Annualized Base Rent	Percent of Annualized Base Rent	Number of Leased Stores
Publix	2,827	6.7%	$31,034	3.5%	69
Kroger Co.	2,784	6.6%	27,355	3.1%	54
Albertsons Companies, Inc.	1,794	4.2%	25,957	2.9%	45
Amazon/Whole Foods	1,099	2.6%	23,431	2.6%	35
TJX Companies, Inc.	1,337	3.2%	22,705	2.5%	62
CVS	652	1.5%	15,345	1.7%	56
Ahold/Delhaize	455	1.1%	11,356	1.3%	12
L.A. Fitness Sports Club	487	1.2%	9,920	1.1%	14
Nordstrom	320	0.8%	9,085	1.0%	9
Bed Bath & Beyond Inc.	469	1.1%	8,876	1.0%	18
Trader Joe's	271	0.6%	8,723	1.0%	27
Ross Dress For Less	545	1.3%	8,521	1.0%	25
JPMorgan Chase Bank	132	0.3%	7,507	0.8%	43
Gap, Inc	232	0.5%	7,328	0.8%	18
Starbucks	137	0.3%	7,164	0.8%	96
PETCO Animal Supplies, Inc	286	0.7%	7,144	0.8%	34
JAB Holding Company	179	0.4%	7,090	0.8%	65
Bank of America	132	0.3%	6,945	0.8%	43
Target	570	1.3%	6,642	0.7%	6
Wells Fargo Bank	131	0.3%	6,587	0.7%	48
H.E. Butt Grocery Company	411	1.0%	6,143	0.7%	6
Kohl's	612	1.4%	5,867	0.7%	8
Walgreens Boots Alliance	223	0.5%	5,509	0.6%	22
Best Buy	229	0.5%	5,308	0.6%	7
Dick's Sporting Goods, Inc.	291	0.7%	5,010	0.6%	5
T-Mobile	118	0.3%	5,005	0.6%	82
Ulta	166	0.4%	4,847	0.5%	18
AT&T, Inc	107	0.3%	4,712	0.5%	59
Staples, Inc.	183	0.4%	4,192	0.5%	10
Wal-Mart	630	1.5%	4,186	0.5%	6
Top Tenants	17,809	42.0%	$309,494	34.7%	1,002

Our leases for tenant space under 10,000 square feet generally have initial terms ranging from three to seven years. Leases greater than 10,000 square feet (“Anchor Leases”) generally have initial lease terms in excess of five years and are mostly comprised of Anchor Tenants. Many of the leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. Our leases typically provide for the payment of fixed base rent, the tenant’s Pro-rata share of real estate taxes, insurance, and common area maintenance (“CAM”) expenses, and reimbursement for utility costs if not directly metered.

The following table summarizes Pro-rata lease expirations for the next ten years and thereafter, for our Consolidated and Unconsolidated Properties, assuming no tenants renew their leases (GLA and dollars in thousands):

Lease Expiration Year	Number of Tenants with Expiring Leases	Pro-rata Expiring GLA	Percent of Total Company GLA	In Place Base Rent Expiring Under Leases	Percent of Base Rent	Pro-rata Expiring Average Base Rent
(1)	309	492	1.3%	$13,666	1.6%	$27.80
2021	1,086	2,928	7.6%	73,888	8.4%	25.24
2022	1,365	5,296	13.7%	119,979	13.6%	22.66
2023	1,177	4,612	11.9%	111,456	12.7%	24.17
2024	1,062	5,227	13.5%	115,448	13.1%	22.09
2025	997	4,774	12.3%	112,143	12.7%	23.49
2026	551	3,412	8.8%	75,723	8.6%	22.19
2027	334	1,955	5.1%	47,750	5.4%	24.43
2028	308	2,216	5.7%	54,558	6.2%	24.62
2029	260	1,692	4.4%	34,925	4.0%	20.64
2030	304	1,767	4.6%	41,840	4.8%	23.68
Thereafter	317	4,298	11.1%	78,683	8.9%	18.31
Total	8,070	38,669	100.0%	$880,059	100.0%	$22.76
(1)	Leases currently under month-to-month rent or in process of renewal.

During 2021, we have a total of 1,086 leases expiring, representing 2.9 million square feet of GLA.  These expiring leases have an average base rent of $25.24 PSF.  The average base rent of new leases signed during 2020 was $26.22 PSF.  During periods of economic weakness or when percent leased is low, tenants have more bargaining power, which may result in rental rate declines on new or renewal leases.  In periods of recovery and/or when percent leased levels are high, landlords have more bargaining power, which generally results in rental rate growth on new and renewal leases.  As a result of the pandemic, new leasing activity has declined as many businesses delay executing leases amidst its immediate and uncertain future economic impacts.  This trend, coupled with additional potential retail failures resulting from the pandemic, may result in decreased demand for retail space in our centers, which could result in downward pressure on rents.

The following table lists information about our Consolidated and Unconsolidated Properties.  For further information, see Item 7, Management's Discussion and Analysis.

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	MajorTenant(s) (5)
Amerige Heights Town Center	Los Angeles-Long Beach-Anaheim	CA		2000	2000	$—	89	98.9%	$29.48	Albertsons, (Target)
Brea Marketplace	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1987	42,683	352	99.2%	20.83	Sprout's, Target, 24 Hour Fitness, Big 5 Sporting Goods, Childtime Childcare, Old Navy, Chef's Toys
Circle Center West	Los Angeles-Long Beach-Anaheim	CA		2017	1989	9,143	64	100.0%	30.69	Marshalls
Circle Marina Center	Los Angeles-Long Beach-Anaheim	CA		2019	1959	24,000	118	94.1%	29.21	Staples, Big 5 Sporting Goods, Centinela Feed & Pet Supplies
Culver Center	Los Angeles-Long Beach-Anaheim	CA		2017	1950	—	217	95.7%	30.97	Ralphs, Best Buy, LA Fitness, Sit N' Sleep
El Camino Shopping Center	Los Angeles-Long Beach-Anaheim	CA		1999	1995	—	136	100.0%	37.25	Bristol Farms, CVS
Granada Village	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1965	50,000	226	100.0%	26.75	Sprout's Markets, Rite Aid, PETCO, Homegoods
Hasley Canyon Village	Los Angeles-Long Beach-Anaheim	CA	20%	2003	2003	16,000	66	100.0%	26.87	Ralphs
Heritage Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1981	—	230	100.0%	40.86	Ralphs, CVS, Daiso, Mitsuwa Marketplace
Laguna Niguel Plaza	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1985	—	42	94.1%	29.36	(Albertsons), CVS
Marina Shores	Los Angeles-Long Beach-Anaheim	CA	20%	2008	2001	—	68	98.3%	36.45	Whole Foods, PETCO
Morningside Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1996	—	91	99.1%	23.69	Stater Bros.
Newland Center	Los Angeles-Long Beach-Anaheim	CA		1999	1985	—	152	100.0%	27.31	Albertsons
Plaza Hermosa	Los Angeles-Long Beach-Anaheim	CA		1999	1984	—	95	100.0%	27.66	Von's, CVS
Ralphs Circle Center	Los Angeles-Long Beach-Anaheim	CA		2017	1983	—	60	100.0%	18.91	Ralphs
Rona Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1989	—	52	100.0%	21.71	Superior Super Warehouse
Seal Beach	Los Angeles-Long Beach-Anaheim	CA	20%	2002	1966	2,200	97	94.8%	26.45	Safeway, CVS
Talega Village Center	Los Angeles-Long Beach-Anaheim	CA		2017	2007	—	102	100.0%	22.39	Ralphs
Town and Country Center	Los Angeles-Long Beach-Anaheim	CA	35%	2018	1962	91,803	230	38.3%	48.94	Whole Foods, CVS, Citibank
Tustin Legacy	Los Angeles-Long Beach-Anaheim	CA		2016	2017	—	112	100.0%	32.34	Stater Bros, CVS
Twin Oaks Shopping Center	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1978	9,049	98	97.1%	21.49	Ralphs, Rite Aid
Valencia Crossroads	Los Angeles-Long Beach-Anaheim	CA		2002	2003	—	173	100.0%	28.18	Whole Foods, Kohl's
Village at La Floresta	Los Angeles-Long Beach-Anaheim	CA		2014	2014	—	87	100.0%	35.18	Whole Foods
Von's Circle Center	Los Angeles-Long Beach-Anaheim	CA		2017	1972	6,434	151	100.0%	22.20	Von's, Ross Dress for Less, Planet Fitness
Woodman Van Nuys	Los Angeles-Long Beach-Anaheim	CA		1999	1992	—	108	100.0%	16.61	El Super
Silverado Plaza	Napa	CA	40%	2005	1974	9,177	85	99.0%	21.61	Nob Hill, CVS
Gelson's Westlake Market Plaza	Oxnard-Thousand Oaks-Ventura	CA		2002	2002	—	85	100.0%	29.74	Gelson's Markets, John of Italy Salon & Spa
Oakbrook Plaza	Oxnard-Thousand Oaks-Ventura	CA		1999	1982	—	83	99.0%	19.03	Gelson's Markets, (Longs Drug)
Westlake Village Plaza and Center	Oxnard-Thousand Oaks-Ventura	CA		1999	1975	—	201	95.1%	39.43	Von's, Sprouts, (CVS)
French Valley Village Center	Rvrside-San Bernardino-Ontario	CA		2004	2004	—	99	98.6%	27.55	Stater Bros, CVS
Oak Shade Town Center	Sacramento-Roseville-Folsom	CA		2011	1998	6,301	104	99.3%	22.36	Safeway, Office Max, Rite Aid
Prairie City Crossing	Sacramento-Roseville-Folsom	CA		1999	1999	—	90	100.0%	21.30	Safeway
Raley's Supermarket	Sacramento-Roseville-Folsom	CA	20%	2007	1964	—	63	100.0%	14.00	Raley's
The Marketplace	Sacramento-Roseville-Folsom	CA		2017	1990	—	111	97.1%	26.51	Safeway,CVS, Petco
4S Commons Town Center	San Diego-Chula Vista-Carlsbad	CA	85%	2004	2004	84,191	245	100.0%	33.24	Ralphs, Jimbo's...Naturally!, Bed Bath & Beyond, Cost Plus World Market, CVS, Ace Hardware, Ulta
Balboa Mesa Shopping Center	San Diego-Chula Vista-Carlsbad	CA		2012	1969	—	207	100.0%	26.91	Von's, Kohl's, CVS
Costa Verde Center	San Diego-Chula Vista-Carlsbad	CA		1999	1988	—	179	84.3%	26.26	Bristol Farms, Bookstar, The Boxing Club
El Norte Pkwy Plaza	San Diego-Chula Vista-Carlsbad	CA		1999	1984	—	91	96.0%	21.90	Von's, Children's Paradise, ACE Hardware
Friars Mission Center	San Diego-Chula Vista-Carlsbad	CA		1999	1989	—	147	100.0%	36.46	Ralphs, CVS
Navajo Shopping Center	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1964	7,491	102	99.1%	14.21	Albertsons, Rite Aid, O'Reilly Auto Parts
Point Loma Plaza	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1987	23,707	205	94.9%	21.29	Von's, Jo-Ann Fabrics, Marshalls, UFC Gym
Rancho San Diego Village	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1981	22,998	153	98.3%	23.16	Smart & Final, (Longs Drug), 24 Hour Fitness

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	MajorTenant(s) (5)
Scripps Ranch Marketplace	San Diego-Chula Vista-Carlsbad	CA		2017	2017	—	132	98.7%	32.14	Vons, CVS
The Hub Hillcrest Market	San Diego-Chula Vista-Carlsbad	CA		2012	1990	—	149	99.4%	40.74	Ralphs, Trader Joe's
Twin Peaks	San Diego-Chula Vista-Carlsbad	CA		1999	1988	—	208	99.5%	21.79	Target, Grocer
200 Potrero	San Francisco-Oakland-Berkeley	CA		2017	1928	—	31	100.0%	13.77	Gizmo Art Production, INC.
Bayhill Shopping Center	San Francisco-Oakland-Berkeley	CA	40%	2005	1990	19,000	122	97.1%	26.55	Mollie Stone's Market, CVS
Clayton Valley Shopping Center	San Francisco-Oakland-Berkeley	CA		2003	2004	—	260	92.3%	23.26	Grocery Outlet, Central, CVS, Dollar Tree, Ross Dress For Less
Diablo Plaza	San Francisco-Oakland-Berkeley	CA		1999	1982	—	63	100.0%	41.43	(Safeway), (CVS), Beverages & More!
El Cerrito Plaza	San Francisco-Oakland-Berkeley	CA		2000	2000	—	256	95.4%	29.78	(Lucky's), Trader Joe's, (CVS), Bed Bath & Beyond, Barnes & Noble, Jo-Ann Fabrics, PETCO, Ross Dress For Less
Encina Grande	San Francisco-Oakland-Berkeley	CA		1999	1965	—	106	99.1%	33.55	Whole Foods, Walgreens
Gateway 101	San Francisco-Oakland-Berkeley	CA		2008	2008	—	92	100.0%	34.95	(Home Depot), (Best Buy), Target, Nordstrom Rack
Parnassus Heights Medical	San Francisco-Oakland-Berkeley	CA	50%	2017	1968	—	146	99.1%	87.48	University of CA
Persimmon Place	San Francisco-Oakland-Berkeley	CA		2014	2014	—	153	100.0%	36.71	Whole Foods, Nordstrom Rack, Homegoods
Plaza Escuela	San Francisco-Oakland-Berkeley	CA		2017	2002	—	154	96.4%	44.69	The Container Store, Trufusion, Talbots, The Cheesecake Factory
Pleasant Hill Shopping Center	San Francisco-Oakland-Berkeley	CA	40%	2005	1970	50,000	227	100.0%	24.13	Target, Burlington, Ross Dress for Less, Homegoods
Pleasanton Plaza	San Francisco-Oakland-Berkeley	CA		2017	1981	—	163	73.8%	23.10	Cost Plus World Market
Potrero Center	San Francisco-Oakland-Berkeley	CA		2017	1968	—	227	99.8%	32.98	Safeway, Decathlon Sport, 24 Hour Fitness, Ross Dress for Less, Petco, Party City
Powell Street Plaza	San Francisco-Oakland-Berkeley	CA		2001	1987	—	166	98.9%	34.89	Trader Joe's, Beverages & More!, Ross Dress For Less, Marshalls, Old Navy
San Carlos Marketplace	San Francisco-Oakland-Berkeley	CA		2017	1999	—	154	100.0%	36.27	TJ Maxx, Best Buy, PetSmart, Bassett Furniture
San Leandro Plaza	San Francisco-Oakland-Berkeley	CA		1999	1982	—	50	86.3%	37.22	(Safeway), (CVS)
Sequoia Station	San Francisco-Oakland-Berkeley	CA		1999	1996	—	103	100.0%	43.63	(Safeway), CVS, Barnes & Noble, Old Navy
Serramonte Center	San Francisco-Oakland-Berkeley	CA		2017	1968	—	1,070	97.8%	25.66	Macy's, Target, Dick's Sporting Goods, Dave & Buster's, Nordstrom Rack, Buy Buy Baby, Cost Plus World Market, DAISO, H&M, Old Navy, Party City, Ross, TJ Maxx, Uniqlo
Tassajara Crossing	San Francisco-Oakland-Berkeley	CA		1999	1990	—	146	100.0%	23.79	Safeway, CVS, Alamo Hardware
Willows Shopping Center (6)	San Francisco-Oakland-Berkeley	CA		2017	2015	—	249	86.4%	29.31	REI, UFC Gym, Old Navy, Ulta
Woodside Central	San Francisco-Oakland-Berkeley	CA		1999	1993	—	81	100.0%	25.62	(Target),Chuck E. Cheese, Marshalls
Ygnacio Plaza	San Francisco-Oakland-Berkeley	CA	40%	2005	1968	24,916	110	100.0%	37.72	Sports Basement,TJ Maxx
Blossom Valley	San Jose-Sunnyvale-Santa Clara	CA	20%	1999	1990	22,300	93	100.0%	28.21	Safeway, CVS
Mariposa Shopping Center	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	1957	18,399	127	94.7%	21.23	Safeway, CVS, Ross Dress for Less
Shoppes at Homestead	San Jose-Sunnyvale-Santa Clara	CA		1999	1983	—	113	100.0%	24.00	(Orchard Supply Hardware), CVS, Crunch Fitness
Snell & Branham Plaza	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	1988	12,250	92	98.1%	20.39	Safeway
The Pruneyard	San Jose-Sunnyvale-Santa Clara	CA		2019	1969	2,200	260	97.0%	39.76	Trader Joe's, The Sports Basement, Camera Cinemas, Marshalls
West Park Plaza	San Jose-Sunnyvale-Santa Clara	CA		1999	1996	—	88	97.6%	18.48	Safeway, Rite Aid
Golden Hills Plaza	San Luis Obispo-Paso Robles	CA		2006	2006	—	244	95.4%	7.42	Lowe's, Bed Bath & Beyond, TJ Maxx
Five Points Shopping Center	Santa Maria-Santa Barbara	CA	40%	2005	1960	24,272	145	98.7%	29.76	Smart & Final, CVS, Ross Dress for Less, Big 5 Sporting Goods, PETCO
Corral Hollow	Stockton	CA	25%	2000	2000	—	167	100.0%	17.63	Safeway, CVS

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	MajorTenant(s) (5)
Alcove On Arapahoe	Boulder	CO	40%	2005	1957	26,700	159	91.7%	18.37	Safeway, Jo-Ann Fabrics, PETCO, HomeGoods
Crossroads Commons	Boulder	CO	20%	2001	1986	34,500	143	100.0%	29.36	Whole Foods, Barnes & Noble
Crossroads Commons II	Boulder	CO	20%	2018	1995	5,500	19	65.8%	35.69	(Whole Foods), (Barnes & Noble)
Falcon Marketplace	Colorado Springs	CO		2005	2005	—	22	93.8%	24.10	(Wal-Mart)
Marketplace at Briargate	Colorado Springs	CO		2006	2006	—	29	95.6%	32.82	(King Soopers)
Monument Jackson Creek	Colorado Springs	CO		1998	1999	—	85	100.0%	12.60	King Soopers
Woodmen Plaza	Colorado Springs	CO		1998	1998	—	116	92.2%	13.06	King Soopers
Applewood Shopping Ctr	Denver-Aurora-Lakewood	CO	40%	2005	1956	—	354	91.2%	14.98	King Soopers, Hobby Lobby, Applejack Liquors, PetSmart, Homegoods, Sierra Trading Post, Ulta
Belleview Square	Denver-Aurora-Lakewood	CO		2004	1978	—	117	100.0%	20.49	King Soopers
Boulevard Center	Denver-Aurora-Lakewood	CO		1999	1986	—	79	77.0%	30.43	(Safeway), One Hour Optical
Buckley Square	Denver-Aurora-Lakewood	CO		1999	1978	—	116	96.1%	11.56	King Soopers, Ace Hardware
Cherrywood Square Shop Ctr	Denver-Aurora-Lakewood	CO	40%	2005	1978	9,650	97	94.2%	10.62	King Soopers
Hilltop Village	Denver-Aurora-Lakewood	CO		2002	2003	—	100	100.0%	11.45	King Soopers
Littleton Square	Denver-Aurora-Lakewood	CO		1999	1997	—	99	100.0%	11.25	King Soopers
Lloyd King Center	Denver-Aurora-Lakewood	CO		1998	1998	—	83	95.0%	11.76	King Soopers
Ralston Square Shopping Center	Denver-Aurora-Lakewood	CO	40%	2005	1977	—	83	97.0%	11.97	King Soopers
Shops at Quail Creek	Denver-Aurora-Lakewood	CO		2008	2008	—	38	96.3%	26.84	(King Soopers)
Stroh Ranch	Denver-Aurora-Lakewood	CO		1998	1998	—	93	100.0%	13.65	King Soopers
Centerplace of Greeley III	Greeley	CO		2007	2007	—	119	100.0%	11.48	Hobby Lobby, Best Buy, TJ Maxx
22 Crescent Road	Bridgeport-Stamford-Norwalk	CT		2017	1984	—	4	100.0%	60.00	-
91 Danbury Road	Bridgeport-Stamford-Norwalk	CT		2017	1965	—	5	100.0%	27.94	-
Black Rock	Bridgeport-Stamford-Norwalk	CT	80%	2014	1996	19,405	98	94.7%	30.70	Old Navy, The Clubhouse
Brick Walk (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2007	32,369	122	90.2%	44.38	-
Compo Acres Shopping Center	Bridgeport-Stamford-Norwalk	CT		2017	1960	—	43	100.0%	52.36	Trader Joe's
Copps Hill Plaza	Bridgeport-Stamford-Norwalk	CT		2017	1979	11,258	185	100.0%	13.70	Stop & Shop, Kohl's, Rite Aid
Danbury Green	Bridgeport-Stamford-Norwalk	CT		2017	1985	—	124	97.6%	25.34	Trader Joe's, Hilton Garden Inn, DSW, Staples, Rite Aid, Warehouse Wines & Liquors
Darinor Plaza (6)	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	153	97.8%	18.99	Kohl's, Old Navy, Party City
Fairfield Center (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2000	—	94	99.4%	32.82	Fairfield University Bookstore, Merril Lynch
Post Road Plaza	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	20	100.0%	54.83	Trader Joe's
Walmart Norwalk	Bridgeport-Stamford-Norwalk	CT		2017	1956	—	142	100.0%	0.56	WalMart, HomeGoods
Westport Row (fka The Village Center)	Bridgeport-Stamford-Norwalk	CT		2017	1973	—	90	81.7%	42.71	The Fresh Market
Brookside Plaza	Hartford-E Hartford-Middletown	CT		2017	1985	—	220	89.7%	15.29	ShopRite, Bed, Bath & Beyond, TJ Maxx, PetSmart, Staples, Burlington Coat Factory
Corbin's Corner	Hartford-E Hartford-Middletown	CT	40%	2005	1962	32,960	186	95.8%	30.40	Trader Joe's, Best Buy, Edge Fitness, Old Navy, The Tile Shop, Total Wine and More
Southbury Green	New Haven-Milford	CT		2017	1979	—	156	94.1%	22.84	ShopRite, Homegoods
Shops at The Columbia	Washington-Arlington-Alexandri	DC	25%	2006	2006	—	23	100.0%	39.31	Trader Joe's
Spring Valley Shopping Center	Washington-Arlington-Alexandri	DC	40%	2005	1930	11,432	17	82.4%	108.55	-
Pike Creek	Philadelphia-Camden-Wilmington	DE		1998	1981	—	232	95.3%	15.01	Acme Markets
Shoppes of Graylyn	Philadelphia-Camden-Wilmington	DE	40%	2005	1971	—	64	89.7%	24.40	Rite Aid
Corkscrew Village	Cape Coral-Fort Myers	FL		2007	1997	—	82	93.2%	14.28	Publix
Shoppes of Grande Oak	Cape Coral-Fort Myers	FL		2000	2000	—	79	100.0%	16.78	Publix
Millhopper Shopping Center	Gainesville	FL		1993	1974	—	83	100.0%	18.11	Publix
Newberry Square	Gainesville	FL		1994	1986	—	181	45.7%	9.38	Publix, Floor & Décor, Dollar Tree
Anastasia Plaza	Jacksonville	FL		1993	1988	—	102	96.2%	13.94	Publix

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	MajorTenant(s) (5)
Atlantic Village	Jacksonville	FL		2017	1984	—	110	95.0%	17.56	LA Fitness, Pet Supplies Plus
Brooklyn Station on Riverside	Jacksonville	FL		2013	2013	—	50	97.2%	26.74	The Fresh Market
Courtyard Shopping Center	Jacksonville	FL		1993	1987	—	137	100.0%	3.50	(Publix), Target
East San Marco (7)	Jacksonville	FL		2007	2020	—	59	0.0%	26.20	Publix
Fleming Island	Jacksonville	FL		1998	2000	—	132	96.8%	16.92	Publix, (Target), PETCO, Planet Fitness
Hibernia Pavilion	Jacksonville	FL		2006	2006	—	51	92.0%	16.33	Publix
John's Creek Center	Jacksonville	FL	20%	2003	2004	9,000	75	100.0%	16.03	Publix
Julington Village	Jacksonville	FL	20%	1999	1999	10,000	82	100.0%	16.73	Publix, (CVS)
Mandarin Landing	Jacksonville	FL		2017	1976	—	140	89.1%	18.15	Whole Foods, Office Depot, Aveda Institute
Nocatee Town Center	Jacksonville	FL		2007	2007	—	112	100.0%	20.88	Publix
Oakleaf Commons	Jacksonville	FL		2006	2006	—	74	98.1%	15.61	Publix
Old St Augustine Plaza	Jacksonville	FL		1996	1990	—	248	100.0%	11.01	Publix, Burlington Coat Factory, Hobby Lobby, LA Fitness, Ross Dress for Less
Pablo Plaza	Jacksonville	FL		2017	1974	—	161	98.4%	17.14	Whole Foods, Office Depot, Marshalls, HomeGoods, PetSmart
Pine Tree Plaza	Jacksonville	FL		1997	1999	—	63	100.0%	14.77	Publix
Seminole Shoppes	Jacksonville	FL	50%	2009	2009	8,260	87	100.0%	22.52	Publix
Shoppes at Bartram Park	Jacksonville	FL	50%	2005	2004	—	135	95.4%	20.77	Publix, (Kohl's), (Tutor Time)
Shops at John's Creek	Jacksonville	FL		2003	2004	—	15	100.0%	24.79	-
South Beach Regional	Jacksonville	FL		2017	1990	—	308	97.3%	16.56	Trader Joe's, Home Depot, Ross Dress for Less, Bed Bath & Beyond, Staples
Starke (6)	Jacksonville	FL		2000	2000	—	13	100.0%	27.05	CVS
Aventura Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		1994	1974	—	97	100.0%	37.14	Publix, CVS
Aventura Square (6)	Miami-Ft Lauderdale-PompanoBch	FL		2017	1991	4,864	144	79.3%	38.77	Bed, Bath & Beyond, DSW, Jewelry Exchange, Old Navy
Banco Popular Building	Miami-Ft Lauderdale-PompanoBch	FL		2017	1971	—	33	0.0%	-	-
Bird 107 Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1962	—	40	92.9%	21.44	Walgreens
Bird Ludlam	Miami-Ft Lauderdale-PompanoBch	FL		2017	1988	—	192	98.5%	24.05	Winn-Dixie, CVS, Goodwill
Boca Village Square	Miami-Ft Lauderdale-PompanoBch	FL		2017	1978	—	92	97.6%	22.54	Publix, CVS
Boynton Lakes Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1997	1993	—	110	94.9%	16.69	Publix, Citi Trends, Pet Supermarket
Boynton Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1978	—	105	97.2%	21.45	Publix, CVS
Caligo Crossing	Miami-Ft Lauderdale-PompanoBch	FL		2007	2007	—	11	61.0%	48.33	(Kohl's)
Chasewood Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1993	1986	—	152	97.1%	26.61	Publix, Pet Smart
Concord Shopping Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1962	27,750	310	95.4%	13.06	Winn-Dixie, Home Depot, Big Lots, Dollar Tree, YouFit Health Club
Coral Reef Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	1968	—	75	98.8%	32.80	Aldi, Walgreens
Country Walk Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1985	16,000	101	90.3%	20.37	Publix, CVS
Countryside Shops	Miami-Ft Lauderdale-PompanoBch	FL		2017	1986	—	193	93.7%	24.21	Publix, Ross Dress for Less
Fountain Square	Miami-Ft Lauderdale-PompanoBch	FL		2013	2013	—	177	92.5%	26.88	Publix,(Target), Ross Dress for Less, TJ Maxx, Ulta
Gardens Square	Miami-Ft Lauderdale-PompanoBch	FL		1997	1991	—	90	100.0%	18.61	Publix
Greenwood Shopping Centre	Miami-Ft Lauderdale-PompanoBch	FL		2017	1982	—	133	93.2%	15.99	Publix, Beall's
Hammocks Town Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	1987	—	187	98.1%	17.53	Publix, Metro-Dade Public Library, (Kendall Ice Arena), YouFit Health Club, Goodwill, CVS
Homestead McDonald's	Miami-Ft Lauderdale-PompanoBch	FL		2017	2014	—	4	100.0%	27.74	-
Lantana Outparcels	Miami-Ft Lauderdale-PompanoBch	FL		2017	1976	—	11	100.0%	22.22	-
Pine Island	Miami-Ft Lauderdale-PompanoBch	FL		2017	1999	—	255	97.9%	14.63	Publix, Burlington Coat Factory, Beall's Outlet, YouFit Health Club
Pine Ridge Square	Miami-Ft Lauderdale-PompanoBch	FL		2017	1986	—	118	97.0%	18.33	The Fresh Market, Bed, Bath & Beyond, Marshalls, Ulta
Pinecrest Place (6)	Miami-Ft Lauderdale-PompanoBch	FL		2017	2017	—	70	92.0%	39.99	Whole Foods, (Target)

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	MajorTenant(s) (5)
Point Royale Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	1970	—	202	98.4%	15.97	Winn-Dixie, Burlington Coat Factory, Pasteur Medical Center, Planet Fitness
Prosperity Centre	Miami-Ft Lauderdale-PompanoBch	FL		2017	1993	—	124	93.5%	22.46	Bed, Bath & Beyond, Office Depot, TJ Maxx, CVS
Sawgrass Promenade	Miami-Ft Lauderdale-PompanoBch	FL		2017	1982	—	107	90.3%	12.28	Publix, Walgreens, Dollar Tree
Sheridan Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1973	—	507	92.8%	19.07	Publix, Kohl's, LA Fitness, Office Depot, Ross Dress for Less, Pet Supplies Plus, Wellmax
Shoppes @ 104	Miami-Ft Lauderdale-PompanoBch	FL		1998	1990	—	112	97.5%	19.54	Winn-Dixie, CVS
Shoppes at Lago Mar	Miami-Ft Lauderdale-PompanoBch	FL		2017	1995	—	83	93.9%	15.29	Publix, YouFit Health Club
Shoppes of Jonathan's Landing	Miami-Ft Lauderdale-PompanoBch	FL		2017	1997	—	27	100.0%	26.07	(Publix)
Shoppes of Oakbrook	Miami-Ft Lauderdale-PompanoBch	FL		2017	1974	2,654	200	94.1%	17.17	Publix, Tuesday Morning, Duffy's Sports Bar, CVS
Shoppes of Silver Lakes	Miami-Ft Lauderdale-PompanoBch	FL		2017	1995	—	127	91.7%	19.79	Publix, Goodwill
Shoppes of Sunset	Miami-Ft Lauderdale-PompanoBch	FL		2017	1979	—	22	85.9%	25.78	-
Shoppes of Sunset II	Miami-Ft Lauderdale-PompanoBch	FL		2017	1980	—	28	74.2%	22.92	-
Shops at Skylake	Miami-Ft Lauderdale-PompanoBch	FL		2017	1999	—	288	93.6%	24.03	Publix, LA Fitness, TJ Maxx, Goodwill
Tamarac Town Square	Miami-Ft Lauderdale-PompanoBch	FL		2017	1987	—	125	75.8%	12.79	Publix, Dollar Tree
University Commons (6)	Miami-Ft Lauderdale-PompanoBch	FL		2015	2001	—	180	100.0%	32.49	Whole Foods, Nordstrom Rack, Barnes & Noble, Bed Bath & Beyond
Veranda Shoppes	Miami-Ft Lauderdale-PompanoBch	FL	30%	2017	2007	9,000	45	97.3%	27.11	Publix
Waterstone Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2005	—	61	100.0%	17.19	Publix
Welleby Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1996	1982	—	110	91.3%	13.67	Publix, Dollar Tree
Wellington Town Square	Miami-Ft Lauderdale-PompanoBch	FL		1996	1982	—	112	100.0%	31.11	Publix, CVS
West Bird Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1977	—	99	98.5%	24.77	-
West Lake Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	1984	—	101	96.8%	19.30	Winn-Dixie, CVS
Westport Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2002	2,098	47	100.0%	20.54	Publix
Berkshire Commons	Naples-Marco Island	FL		1994	1992	—	110	98.6%	14.74	Publix, Walgreens
Naples Walk	Naples-Marco Island	FL		2007	1999	—	125	98.6%	17.86	Publix
Pavillion	Naples-Marco Island	FL		2017	1982	—	168	96.5%	21.84	LA Fitness, Paragon Theaters, J. Lee Salon Suites
Shoppes of Pebblebrook Plaza	Naples-Marco Island	FL	50%	2000	2000	—	77	100.0%	15.69	Publix, (Walgreens)
Glengary Shoppes	North Port-Sarasota-Bradenton	FL		2017	1995	—	93	100.0%	19.55	Best Buy, Barnes & Noble
Alafaya Village	Orlando-Kissimmee-Sanford	FL		2017	1986	—	38	93.9%	23.19	-
Kirkman Shoppes	Orlando-Kissimmee-Sanford	FL		2017	1973	—	115	96.7%	23.85	LA Fitness, Walgreens
Lake Mary Centre	Orlando-Kissimmee-Sanford	FL		2017	1988	—	360	94.7%	16.72	The Fresh Market, Academy Sports, Hobby Lobby, LA Fitness, Ross Dress for Less, Office Depot
Plaza Venezia	Orlando-Kissimmee-Sanford	FL	20%	2016	2000	36,500	202	99.8%	27.53	Publix, Eddie V's
The Grove	Orlando-Kissimmee-Sanford	FL	30%	2017	2004	22,500	152	98.4%	21.36	Publix, LA Fitness
Town and Country	Orlando-Kissimmee-Sanford	FL		2017	1993	—	78	100.0%	10.85	Ross Dress for Less
Unigold Shopping Center	Orlando-Kissimmee-Sanford	FL		2017	1987	—	115	95.0%	15.34	Lucky's, YouFit Health Club, Ross Dress for Less
Willa Springs	Orlando-Kissimmee-Sanford	FL	20%	2000	2000	16,700	90	95.4%	21.60	Publix
Cashmere Corners	Port St. Lucie	FL		2017	2001	—	86	83.7%	14.04	WalMart
Salerno Village	Port St. Lucie	FL		2017	1987	—	5	100.0%	16.53	-
The Plaza at St. Lucie West	Port St. Lucie	FL		2017	2006	—	27	93.6%	23.78	-
Charlotte Square	Punta Gorda	FL		2017	1980	—	91	78.7%	10.92	WalMart, Buffet City
Ryanwood Square	Sebastian-Vero Beach	FL		2017	1987	—	115	87.8%	11.63	Publix, Beall's, Harbor Freight Tools
South Point	Sebastian-Vero Beach	FL		2017	2003	—	65	97.8%	17.07	Publix
Treasure Coast Plaza	Sebastian-Vero Beach	FL		2017	1983	2,007	134	94.6%	16.97	Publix, TJ Maxx
Carriage Gate	Tallahassee	FL		1994	1978	—	73	100.0%	23.81	Trader Joe's, TJ Maxx
Ocala Corners (6)	Tallahassee	FL		2000	2000	—	87	98.6%	15.12	Publix

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	MajorTenant(s) (5)
Bloomingdale Square	Tampa-St Petersburg-Clearwater	FL		1998	1987	—	252	93.7%	18.56	Publix, Bealls, Dollar Tree, Home Centric, LA Fitness
Northgate Square	Tampa-St Petersburg-Clearwater	FL		2007	1995	—	75	100.0%	14.77	Publix
Regency Square	Tampa-St Petersburg-Clearwater	FL		1993	1986	—	352	93.1%	19.18	AMC Theater, (Best Buy), (Macdill), Dollar Tree, Five Below, Marshall's, Michael's, PETCO, Shoe Carnival, Staples, TJ Maxx, Ulta, Old Navy
Shoppes at Sunlake Centre	Tampa-St Petersburg-Clearwater	FL		2017	2008	—	111	100.0%	21.86	Publix
Suncoast Crossing (6)	Tampa-St Petersburg-Clearwater	FL		2007	2007	—	118	97.6%	6.76	Kohl's, (Target)
The Village at Hunter's Lake	Tampa-St Petersburg-Clearwater	FL		2018	2018	—	72	95.1%	27.43	Sprouts
Town Square	Tampa-St Petersburg-Clearwater	FL		1997	1999	—	44	100.0%	35.19	PETCO
Village Center	Tampa-St Petersburg-Clearwater	FL		1995	1993	—	187	99.9%	23.83	Publix, Walgreens
Westchase	Tampa-St Petersburg-Clearwater	FL		2007	1998	—	79	95.2%	17.01	Publix
Ashford Place	Atlanta-SandySprings-Alpharett	GA		1997	1993	—	53	96.7%	22.45	Harbor Freight Tools
Briarcliff La Vista	Atlanta-SandySprings-Alpharett	GA		1997	1962	—	43	100.0%	21.98	Michael's
Briarcliff Village (6)	Atlanta-SandySprings-Alpharett	GA		1997	1990	—	189	98.4%	16.82	Publix, Party City, Shoe Carnival, TJ Maxx, Burlington
Bridgemill Market	Atlanta-SandySprings-Alpharett	GA		2017	2000	4,012	89	82.4%	17.12	Publix
Brighten Park	Atlanta-SandySprings-Alpharett	GA		1997	1986	—	137	97.1%	28.00	Lidl, Dance 101
Buckhead Court	Atlanta-SandySprings-Alpharett	GA		1997	1984	—	49	100.0%	28.56	-
Buckhead Station	Atlanta-SandySprings-Alpharett	GA		2017	1996	—	234	100.0%	24.43	Nordstrom Rack, TJ Maxx, Bed Bath & Beyond, Saks Off Fifth, DSW, Cost Plus World Market, Old Navy, Ulta
Cambridge Square	Atlanta-SandySprings-Alpharett	GA		1996	1979	—	71	100.0%	24.24	-
Chastain Square	Atlanta-SandySprings-Alpharett	GA		2017	1981	—	92	93.7%	22.63	Publix
Cornerstone Square	Atlanta-SandySprings-Alpharett	GA		1997	1990	—	80	100.0%	17.77	Aldi, CVS, HealthMarkets Insurance, Diazo Specialty Blueprint
Dunwoody Hall	Atlanta-SandySprings-Alpharett	GA	20%	1997	1986	13,800	86	93.8%	20.31	Publix
Dunwoody Village	Atlanta-SandySprings-Alpharett	GA		1997	1975	—	121	94.0%	20.16	The Fresh Market, Walgreens, Dunwoody Prep
Howell Mill Village (6)	Atlanta-SandySprings-Alpharett	GA		2004	1984	—	92	95.9%	24.01	Publix, Walgreens
Paces Ferry Plaza (6)	Atlanta-SandySprings-Alpharett	GA		1997	1987	—	82	99.9%	38.69	Whole Foods
Piedmont Peachtree Crossing	Atlanta-SandySprings-Alpharett	GA		2017	1978	—	152	83.5%	20.48	Kroger, Binders Art Supplies & Frames
Powers Ferry Square	Atlanta-SandySprings-Alpharett	GA		1997	1987	—	101	91.0%	32.24	HomeGoods, PETCO
Powers Ferry Village	Atlanta-SandySprings-Alpharett	GA		1997	1994	—	79	87.3%	10.17	Publix, The Juice Box
Russell Ridge	Atlanta-SandySprings-Alpharett	GA		1994	1995	—	101	100.0%	12.90	Kroger
Sandy Springs	Atlanta-SandySprings-Alpharett	GA		2012	2006	—	116	94.4%	23.41	Trader Joe's, Fox's, Peter Glenn Ski & Sports
Sope Creek Crossing	Atlanta-SandySprings-Alpharett	GA		1998	1991	—	99	100.0%	16.32	Publix
The Shops at Hampton Oaks	Atlanta-SandySprings-Alpharett	GA		2017	2009	—	21	37.8%	11.07	(CVS)
Williamsburg at Dunwoody	Atlanta-SandySprings-Alpharett	GA		2017	1983	—	45	85.4%	26.77	-
Civic Center Plaza	Chicago-Naperville-Elgin	IL	40%	2005	1989	22,000	265	97.1%	11.29	Super H Mart, Home Depot, O'Reilly Automotive, King Spa
Clybourn Commons	Chicago-Naperville-Elgin	IL		2014	1999	—	32	73.2%	36.82	PETCO
Glen Oak Plaza	Chicago-Naperville-Elgin	IL		2010	1967	—	63	96.6%	24.99	Trader Joe's, Walgreens, Northshore University Healthsystems
Hinsdale	Chicago-Naperville-Elgin	IL		1998	1986	—	185	96.9%	15.72	Whole Foods, Goodwill, Charter Fitness, Petco
Mellody Farm	Chicago-Naperville-Elgin	IL		2017	2017	—	259	94.4%	28.51	Whole Foods, Nordstrom Rack, REI, HomeGoods, Barnes & Noble, West Elm
Riverside Sq & River's Edge	Chicago-Naperville-Elgin	IL	40%	2005	1986	13,675	169	96.2%	17.39	Mariano's Fresh Market, Dollar Tree, Party City, Blink Fitness

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	MajorTenant(s) (5)
Roscoe Square	Chicago-Naperville-Elgin	IL	40%	2005	1981	10,323	140	100.0%	21.83	Mariano's Fresh Market, Ashley Furniture, Walgreens
Westchester Commons	Chicago-Naperville-Elgin	IL		2001	1984	—	139	94.3%	18.34	Mariano's Fresh Market, Goodwill
Willow Festival (6)	Chicago-Naperville-Elgin	IL		2010	2007	—	404	97.6%	17.99	Whole Foods, Lowe's, CVS, HomeGoods, REI, Best Buy, Ulta
Shops on Main	Chicago-Naperville-Elgin	IN	94%	2013	2013	—	279	100.0%	15.85	Whole Foods, Dick's Sporting Goods, Ross Dress for Less, HomeGoods, DSW, Nordstrom Rack, Marshalls
Willow Lake Shopping Center	Indianapolis-Carmel-Anderson	IN	40%	2005	1987	—	86	83.1%	17.59	(Kroger)
Willow Lake West Shopping Center	Indianapolis-Carmel-Anderson	IN	40%	2005	2001	10,000	53	97.0%	26.99	Trader Joe's
Fellsway Plaza	Boston-Cambridge-Newton	MA	75%	2013	1959	36,592	158	97.0%	25.07	Stop & Shop, Planet Fitness
Shaw's at Plymouth	Boston-Cambridge-Newton	MA		2017	1993	—	60	100.0%	17.58	Shaw's
Shops at Saugus	Boston-Cambridge-Newton	MA		2006	2006	—	87	93.3%	29.81	Trader Joe's, La-Z-Boy, PetSmart
Star's at Cambridge	Boston-Cambridge-Newton	MA		2017	1953	—	66	100.0%	37.44	Star Market
Star's at Quincy	Boston-Cambridge-Newton	MA		2017	1965	—	101	100.0%	21.48	Star Market
Star's at West Roxbury	Boston-Cambridge-Newton	MA		2017	1973	—	76	100.0%	25.10	Shaw's
The Abbot	Boston-Cambridge-Newton	MA		2017	1906	—	65	0.0%	60.35	-
Twin City Plaza	Boston-Cambridge-Newton	MA		2006	2004	—	286	99.5%	21.30	Shaw's, Marshall's, Extra Space Storage, Walgreens, K&G Fashion, Dollar Tree, Everfitness, Formlabs
Northborough Crossing	Worcester	MA	30%	2017	2011	58,654	646	97.5%	13.36	Wegmans, BJ's Wholesale Club, Kohl's,Dick's Sporting Goods, Pottery Barn Outlet, TJ Maxx, Michael's, PetSmart, Homegoods, Old Navy, Homesense
Festival at Woodholme	Baltimore-Columbia-Towson	MD	40%	2005	1986	19,000	81	100.0%	39.80	Trader Joe's
Parkville Shopping Center	Baltimore-Columbia-Towson	MD	40%	2005	1961	10,546	165	97.1%	16.25	Giant, Parkville Lanes, Dollar Tree, Petco, The Cellar Parkville
Southside Marketplace	Baltimore-Columbia-Towson	MD	40%	2005	1990	13,124	125	95.5%	21.82	Shoppers Food Warehouse
Valley Centre	Baltimore-Columbia-Towson	MD	40%	2005	1987	—	220	81.5%	16.93	Aldi,TJ Maxx, Ross Dress for Less, PetSmart, Michael's
Village at Lee Airpark (6)	Baltimore-Columbia-Towson	MD		2005	2005	—	121	100.0%	29.21	Giant, (Sunrise)
Burnt Mills (6)	Washington-Arlington-Alexandri	MD	20%	2013	2004	3,000	31	94.6%	40.42	Trader Joe's
Cloppers Mill Village	Washington-Arlington-Alexandri	MD	40%	2005	1995	—	137	94.0%	17.80	Shoppers Food Warehouse, CVS, Dollar Tree
Firstfield Shopping Center	Washington-Arlington-Alexandri	MD	40%	2005	1978	—	22	93.7%	44.05	-
Takoma Park	Washington-Arlington-Alexandri	MD	40%	2005	1960	—	104	100.0%	13.94	Lidl
Watkins Park Plaza	Washington-Arlington-Alexandri	MD	40%	2005	1985	—	111	100.0%	27.45	LA Fitness, CVS
Westbard Square	Washington-Arlington-Alexandri	MD		2017	1960/1976	—	213	89.7%	31.35	Giant, Citgo, Bowlmor AMF
Woodmoor Shopping Center	Washington-Arlington-Alexandri	MD	40%	2005	1954	19,000	69	99.4%	34.08	CVS
Fenton Marketplace	Flint	MI		1999	1999	—	97	100.0%	8.64	Family Farm & Home, Michael's
Apple Valley Square	Minneapol-St. Paul-Bloomington	MN	25%	2006	1998	—	176	100.0%	16.12	Jo-Ann Fabrics, Experience Fitness, (Burlington Coat Factory), (Aldi), Savers, PETCO
Cedar Commons (fka Calhoun Commons)	Minneapol-St. Paul-Bloomington	MN	25%	2011	1999	—	66	100.0%	27.84	Whole Foods
Colonial Square	Minneapol-St. Paul-Bloomington	MN	40%	2005	1959	19,700	93	98.6%	25.43	Lund's
Rockford Road Plaza	Minneapol-St. Paul-Bloomington	MN	40%	2005	1991	20,000	204	96.4%	13.49	Kohl's, PetSmart, HomeGoods, TJ Maxx
Rockridge Center	Minneapol-St. Paul-Bloomington	MN	20%	2011	2006	14,500	125	90.8%	13.53	CUB Foods
Brentwood Plaza	St. Louis	MO		2007	2002	—	60	100.0%	11.29	Schnucks
Bridgeton	St. Louis	MO		2007	2005	—	71	100.0%	12.26	Schnucks, (Home Depot)
Dardenne Crossing	St. Louis	MO		2007	1996	—	67	100.0%	11.05	Schnucks
Kirkwood Commons	St. Louis	MO		2007	2000	7,302	210	100.0%	10.05	Walmart, (Target), (Lowe's), TJ Maxx, HomeGoods, Famous Footwear

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	MajorTenant(s) (5)
Carmel Commons	Charlotte-Concord-Gastonia	NC		1997	1979	—	135	77.6%	23.96	The Fresh Market, Chuck E. Cheese, Party City
Cochran Commons	Charlotte-Concord-Gastonia	NC	20%	2007	2003	4,063	66	100.0%	16.99	Harris Teeter, (Walgreens)
Providence Commons	Charlotte-Concord-Gastonia	NC	25%	2010	1994	—	74	100.0%	19.09	Harris Teeter
Willow Oaks	Charlotte-Concord-Gastonia	NC		2014	2014	—	65	94.9%	17.32	Publix
Shops at Erwin Mill	Durham-Chapel Hill	NC	55%	2012	2012	10,000	91	96.4%	18.56	Harris Teeter
Southpoint Crossing	Durham-Chapel Hill	NC		1998	1998	—	103	100.0%	16.47	Harris Teeter
Village Plaza	Durham-Chapel Hill	NC	20%	2012	1975	12,000	74	100.0%	22.07	Whole Foods, Community Worx
Woodcroft Shopping Center	Durham-Chapel Hill	NC		1996	1984	—	90	97.3%	13.87	Food Lion, ACE Hardware
Village District (fka Cameron Village)	Raleigh-Cary	NC	30%	2004	1949	60,000	558	93.7%	25.06

Harris Teeter, The Fresh Market, Wake Public Library, Walgreens, Talbots, Great Outdoor Provision Co., York Properties,The Cheshire Cat Gallery, Crunch Fitness Select Club, Bailey's Fine Jewelry, Sephora

Glenwood Village	Raleigh-Cary	NC		1997	1983	—	43	100.0%	16.63	Harris Teeter
Harris Crossing	Raleigh-Cary	NC		2007	2007	—	65	98.3%	9.50	Harris Teeter
Holly Park	Raleigh-Cary	NC		2013	1969	—	160	99.9%	17.92	DSW, Trader Joe's, Ross Dress For Less, Staples, US Fitness Products, Jerry's Artarama, Pet Supplies Plus, Ulta
Lake Pine Plaza	Raleigh-Cary	NC		1998	1997	—	88	100.0%	13.43	Harris Teeter
Market at Colonnade Center	Raleigh-Cary	NC		2009	2009	—	58	100.0%	27.82	Whole Foods
Midtown East	Raleigh-Cary	NC	50%	2017	2017	26,337	159	93.4%	23.64	Wegmans
Ridgewood Shopping Center	Raleigh-Cary	NC	20%	2018	1951	9,751	93	89.4%	18.82	Whole Foods, Walgreens
Shoppes of Kildaire	Raleigh-Cary	NC	40%	2005	1986	20,000	145	100.0%	18.91	Trader Joe's, Aldi, Fitness Connection, Staples
Sutton Square	Raleigh-Cary	NC	20%	2006	1985	—	101	89.7%	20.51	The Fresh Market
Chimney Rock (6)	New York-Newark-Jersey City	NJ		2016	2016	—	218	99.0%	36.78	Whole Foods, Nordstrom Rack, Saks Off 5th, The Container Store, Cost Plus World Market, Ulta
District at Metuchen (6)	New York-Newark-Jersey City	NJ	20%	2018	2017	16,000	67	100.0%	29.76	Whole Foods
Plaza Square	New York-Newark-Jersey City	NJ	40%	2005	1990	—	104	89.0%	21.73	Shop Rite
Riverfront Plaza	New York-Newark-Jersey City	NJ	30%	2017	1997	24,000	129	92.8%	26.82	ShopRite
Haddon Commons	Philadelphia-Camden-Wilmington	NJ	40%	2005	1985	—	54	100.0%	15.06	Acme Markets
101 7th Avenue	New York-Newark-Jersey City	NY		2017	1930	—	57	100.0%	-	-
1175 Third Avenue	New York-Newark-Jersey City	NY		2017	1995	—	25	100.0%	116.62	The Food Emporium
1225-1239 Second Ave	New York-Newark-Jersey City	NY		2017	1964	—	18	100.0%	125.79	CVS
90 - 30 Metropolitan Avenue	New York-Newark-Jersey City	NY		2017	2007	—	60	93.9%	34.27	Trader Joe's, Staples, Michaels
Broadway Plaza (6)	New York-Newark-Jersey City	NY		2017	2014	—	147	91.8%	40.88	Aldi, Bob's Discount Furniture, TJ Maxx, Blink Fitness, Best Buy
Clocktower Plaza Shopping Ctr (6)	New York-Newark-Jersey City	NY		2017	1985	—	79	100.0%	49.56	Stop & Shop
Hewlett Crossing I & II	New York-Newark-Jersey City	NY		2018	1954	9,235	53	96.3%	40.60	Petco
Lake Grove Commons	New York-Newark-Jersey City	NY	40%	2012	2008	50,000	141	100.0%	35.24	Whole Foods, LA Fitness, PETCO
Rivertowns Square	New York-Newark-Jersey City	NY		2018	2016	—	116	58.4%	33.80	Ulta, The Learning Experience, Mom's Organic Market
The Gallery at Westbury Plaza	New York-Newark-Jersey City	NY		2017	2013	—	312	97.9%	48.75	Trader Joe's, Nordstrom Rack, Saks Fifth Avenue, Bloomingdale's, The Container Store, HomeGoods, Old Navy, Gap Outlet, Bassett Home Furnishings, Famous Footwear
The Point at Garden City Park (6)	New York-Newark-Jersey City	NY		2016	1965	—	105	100.0%	28.96	King Kullen

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	MajorTenant(s) (5)
Westbury Plaza	New York-Newark-Jersey City	NY		2017	1993	88,000	397	95.4%	25.40	WalMart, Costco, Marshalls, Total Wine and More, Olive Garden
Cherry Grove	Cincinnati	OH		1998	1997	—	196	97.8%	11.99	Kroger, Shoe Carnival, TJ Maxx, Tuesday Morning
Hyde Park	Cincinnati	OH		1997	1995	—	401	99.5%	16.51	Kroger, Remke Markets, Walgreens, Jo-Ann Fabrics, Ace Hardware, Staples, Marshalls
Red Bank Village	Cincinnati	OH		2006	2006	—	176	100.0%	7.47	WalMart
Regency Commons	Cincinnati	OH		2004	2004	—	34	74.3%	26.31	-
West Chester Plaza	Cincinnati	OH		1998	1988	—	88	100.0%	10.15	Kroger
East Pointe	Columbus	OH		1998	1993	—	109	98.7%	10.56	Kroger
Kroger New Albany Center	Columbus	OH	50%	1999	1999	—	93	100.0%	13.10	Kroger
Northgate Plaza (Maxtown Road)	Columbus	OH		1998	1996	—	114	100.0%	11.75	Kroger, (Home Depot)
Corvallis Market Center	Corvallis	OR		2006	2006	—	85	90.9%	21.75	Trader Joe's, TJ Maxx, Michael's
Northgate Marketplace	Medford	OR		2011	2011	—	81	100.0%	22.80	Trader Joe's, REI, PETCO
Northgate Marketplace Ph II	Medford	OR		2015	2015	—	177	97.4%	17.10	Dick's Sporting Goods, Homegoods, Marshalls
Greenway Town Center	Portland-Vancouver-Hillsboro	OR	40%	2005	1979	10,723	93	100.0%	16.05	Whole Foods, Rite Aid, Dollar Tree
Murrayhill Marketplace	Portland-Vancouver-Hillsboro	OR		1999	1988	—	150	87.5%	19.89	Safeway, Planet Fitness
Sherwood Crossroads	Portland-Vancouver-Hillsboro	OR		1999	1999	—	88	98.4%	12.02	Safeway
Tanasbourne Market (6)	Portland-Vancouver-Hillsboro	OR		2006	2006	—	71	100.0%	30.18	Whole Foods
Walker Center	Portland-Vancouver-Hillsboro	OR		1999	1987	—	90	98.4%	21.88	Bed Bath & Beyond
Allen Street Shopping Ctr	Allentown-Bethlehem-Easton	PA	40%	2005	1958	—	46	100.0%	16.08	Ahart's Market
Lower Nazareth Commons	Allentown-Bethlehem-Easton	PA		2007	2007	—	90	97.8%	26.41	(Wegmans), (Target), Burlington Coat Factory, PETCO
Stefko Boulevard Shopping Center (6)	Allentown-Bethlehem-Easton	PA	40%	2005	1976	—	134	95.1%	10.63	Valley Farm Market, Dollar Tree, Retro Fitness
Hershey (6)	Harrisburg-Carlisle	PA		2000	2000	—	6	100.0%	30.00	-
City Avenue Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1960	—	162	93.5%	19.32	Ross Dress for Less, TJ Maxx, Dollar Tree
Gateway Shopping Center	Philadelphia-Camden-Wilmington	PA		2004	1960	—	221	97.5%	32.63	Trader Joe's, Staples, TJ Maxx, Jo-Ann Fabrics
Mercer Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1988	—	91	98.0%	24.37	Weis Markets
Newtown Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1970	20,000	143	86.5%	18.73	Acme Markets, Michael's
Warwick Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1999	—	93	44.3%	28.33	-
Indigo Square	Charleston-North Charleston	SC		2017	2017	—	51	97.4%	29.20	Publix
Merchants Village	Charleston-North Charleston	SC	40%	1997	1997	9,000	80	100.0%	17.10	Publix
Harpeth Village Fieldstone	Nashvil-Davdsn-Murfree-Frankln	TN		1997	1998	—	70	100.0%	15.88	Publix
Northlake Village	Nashvil-Davdsn-Murfree-Frankln	TN		2000	1988	—	138	100.0%	14.05	Kroger
Peartree Village	Nashvil-Davdsn-Murfree-Frankln	TN		1997	1997	—	110	100.0%	19.96	Kroger, PETCO
Hancock	Austin-Round Rock-Georgetown	TX		1999	1998	—	410	52.9%	20.75	H.E.B, Twin Liquors, PETCO, 24 Hour Fitness, Firestone Complete Auto Care
Market at Round Rock	Austin-Round Rock-Georgetown	TX		1999	1987	—	123	97.5%	18.52	Sprout's Markets, Office Depot, Tuesday Morning
North Hills	Austin-Round Rock-Georgetown	TX		1999	1995	—	145	98.3%	22.37	H.E.B.
Shops at Mira Vista	Austin-Round Rock-Georgetown	TX		2014	2002	204	68	100.0%	23.80	Trader Joe's, Champions Westlake Gymnastics & Cheer
Tech Ridge Center	Austin-Round Rock-Georgetown	TX		2011	2001	3,346	215	88.1%	23.22	H.E.B., Pinstack
Bethany Park Place	Dallas-Fort Worth-Arlington	TX	20%	1998	1998	10,200	99	98.0%	11.66	Kroger
CityLine Market	Dallas-Fort Worth-Arlington	TX		2014	2014	—	81	98.0%	27.65	Whole Foods

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	MajorTenant(s) (5)
CityLine Market Phase II	Dallas-Fort Worth-Arlington	TX		2014	2015	—	22	100.0%	26.64	CVS
Hickory Creek Plaza	Dallas-Fort Worth-Arlington	TX		2006	2006	—	28	100.0%	28.81	(Kroger)
Hillcrest Village	Dallas-Fort Worth-Arlington	TX		1999	1991	—	15	100.0%	47.73	-
Keller Town Center	Dallas-Fort Worth-Arlington	TX		1999	1999	—	120	99.0%	16.31	Tom Thumb
Lebanon/Legacy Center	Dallas-Fort Worth-Arlington	TX		2000	2002	—	56	87.8%	28.21	(Wal-Mart)
Market at Preston Forest	Dallas-Fort Worth-Arlington	TX		1999	1990	—	96	98.9%	21.34	Tom Thumb
Mockingbird Commons	Dallas-Fort Worth-Arlington	TX		1999	1987	—	120	95.4%	18.37	Tom Thumb, Ogle School of Hair Design
Preston Oaks (6)	Dallas-Fort Worth-Arlington	TX		2013	1991	—	101	98.1%	27.71	H.E.B., Central Market, Talbots
Prestonbrook	Dallas-Fort Worth-Arlington	TX		1998	1998	—	92	98.5%	15.03	Kroger
Shiloh Springs	Dallas-Fort Worth-Arlington	TX	20%	1998	1998	—	110	89.8%	14.24	Kroger
Alden Bridge	Houston-Woodlands-Sugar Land	TX	20%	2002	1998	26,000	139	98.8%	20.91	Kroger, Walgreens
Cochran's Crossing	Houston-Woodlands-Sugar Land	TX		2002	1994	—	138	94.3%	19.00	Kroger, CVS
Eastfield at Baybrook (7)	Houston-Woodlands-Sugar Land	TX	50%	2020	2020	—	106	0.0%	3.16	H.E.B
Indian Springs Center	Houston-Woodlands-Sugar Land	TX		2002	2003	—	137	100.0%	24.67	H.E.B.
Market at Springwoods Village	Houston-Woodlands-Sugar Land	TX	53%	2016	2016	6,350	167	96.3%	16.55	Kroger
Panther Creek	Houston-Woodlands-Sugar Land	TX		2002	1994	—	166	94.7%	22.65	CVS, The Woodlands Childrens Museum, Fitness Project
Southpark at Cinco Ranch	Houston-Woodlands-Sugar Land	TX		2012	2012	—	265	99.3%	13.46	Kroger, Academy Sports, PETCO, Spec's Liquor and Finer Foods
Sterling Ridge	Houston-Woodlands-Sugar Land	TX		2002	2000	—	129	97.2%	21.01	Kroger,CVS
Sweetwater Plaza	Houston-Woodlands-Sugar Land	TX	20%	2001	2000	20,000	134	100.0%	17.79	Kroger, Walgreens
The Village at Riverstone	Houston-Woodlands-Sugar Land	TX		2016	2016	—	165	94.8%	16.78	Kroger
Weslayan Plaza East	Houston-Woodlands-Sugar Land	TX	40%	2005	1969	—	169	100.0%	20.44	Berings, Ross Dress for Less, Michaels, The Next Level Fitness, Spec's Liquor, Bike Barn
Weslayan Plaza West	Houston-Woodlands-Sugar Land	TX	40%	2005	1969	34,548	186	98.9%	19.97	Randalls Food, Walgreens, PETCO, Jo-Ann's, Tuesday Morning, Homegoods
Westwood Village	Houston-Woodlands-Sugar Land	TX		2006	2006	—	187	99.2%	20.06	(Target), Fitness Project, PetSmart, Office Max, Ross Dress For Less, TJ Maxx
Woodway Collection	Houston-Woodlands-Sugar Land	TX	40%	2005	1974	7,922	97	98.5%	30.07	Whole Foods
Carytown Exchange (7)	Richmond	VA	47%	2018	2018	—	116	49.5%	21.02	Publix, CVS
Hanover Village Shopping Center	Richmond	VA	40%	2005	1971	—	90	100.0%	9.34	Aldi, Tractor Supply Company, Harbor Freight Tools, Tuesday Morning
Village Shopping Center	Richmond	VA	40%	2005	1948	14,354	116	90.4%	24.70	Publix, CVS
Ashburn Farm Village Center	Washington-Arlington-Alexandri	VA	40%	2005	1996	—	92	100.0%	16.34	Patel Brothers, The Shop Gym
Belmont Chase	Washington-Arlington-Alexandri	VA		2014	2014	—	91	100.0%	32.60	Whole Foods, Cooper's Hawk Winery
Braemar Village Center	Washington-Arlington-Alexandri	VA	25%	2004	2004	—	104	98.1%	23.18	Safeway
Centre Ridge Marketplace	Washington-Arlington-Alexandri	VA	40%	2005	1996	12,112	107	98.9%	19.68	United States Coast Guard Ex
Festival at Manchester Lakes (6)	Washington-Arlington-Alexandri	VA	40%	2005	1990	—	169	92.8%	28.42	Grocer, Homesense
Fox Mill Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	1977	14,548	103	100.0%	26.68	Giant
Greenbriar Town Center	Washington-Arlington-Alexandri	VA	40%	2005	1972	76,200	340	96.1%	27.96	Giant, Bob's Discount Furniture, CVS,Ross Dress for Less, Marshalls, Planet Fitness, Big Blue Swim School
Kamp Washington Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	1960	—	71	100.0%	41.09	-
Kings Park Shopping Center (6)	Washington-Arlington-Alexandri	VA	40%	2005	1966	12,293	96	98.1%	32.65	Giant, CVS
Lorton Station Marketplace	Washington-Arlington-Alexandri	VA	20%	2006	2005	9,875	132	90.5%	26.94	Grocer
Market Common Clarendon	Washington-Arlington-Alexandri	VA		2016	2001	—	421	72.6%	33.18	Whole Foods, Crate & Barrel, The Container Store, Barnes & Noble, Pottery Barn, Ethan Allen, The Cheesecake Factory, Jumping Joeys, Equinox
Point 50	Washington-Arlington-Alexandri	VA		2007	1955	—	48	71.2%	29.21	Whole Foods
Saratoga Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	1977	22,800	113	100.0%	21.90	Giant

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	MajorTenant(s) (5)
Shops at County Center	Washington-Arlington-Alexandri	VA		2005	2005	—	97	91.4%	20.47	Harris Teeter
The Field at Commonwealth	Washington-Arlington-Alexandri	VA		2017	2017	—	167	99.0%	22.05	Wegmans
Village Center at Dulles	Washington-Arlington-Alexandri	VA	20%	2002	1991	37,216	301	96.2%	27.36	Giant, Gold's Gym, CVS, Advance Auto Parts, Chuck E. Cheese, HomeGoods, Goodwill, Furniture Max
Willston Centre I	Washington-Arlington-Alexandri	VA	40%	2005	1952	—	105	91.7%	27.78	CVS, Fashion K City
Willston Centre II	Washington-Arlington-Alexandri	VA	40%	2005	1986	25,544	136	98.8%	27.08	Safeway, (Target)
6401 Roosevelt	Seattle-Tacoma-Bellevue	WA		2019	1929	—	8	69.0%	18.58	-
Aurora Marketplace	Seattle-Tacoma-Bellevue	WA	40%	2005	1991	10,390	107	100.0%	16.97	Safeway, TJ Maxx
Ballard Blocks I	Seattle-Tacoma-Bellevue	WA	50%	2018	2007	—	132	96.5%	26.06	Trader Joe's, LA Fitness, Ross Dress for Less
Ballard Blocks II	Seattle-Tacoma-Bellevue	WA	50%	2018	2018	—	117	94.8%	34.71	PCC Community Markets, Bright Horizons, West Marine,Trufusion, Kaiser Permanente, Prokarma
Broadway Market (6)	Seattle-Tacoma-Bellevue	WA	20%	2014	1988	21,500	140	97.9%	29.30	Quality Food Centers, Gold's Gym
Cascade Plaza	Seattle-Tacoma-Bellevue	WA	20%	1999	1999	560	207	95.6%	12.35	Safeway, Jo-Ann Fabrics, Ross Dress For Less, Big Lots, Fplanet Fitness, Big 5 Sporting Goods, Dollar Tree
Eastgate Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	1956	22,000	85	100.0%	30.59	Safeway, Rite Aid
Grand Ridge Plaza	Seattle-Tacoma-Bellevue	WA		2012	2012	—	331	100.0%	25.45	Safeway, Regal Cinemas, Dick's Sporting Goods, Marshalls, Ulta , Bevmo!
Inglewood Plaza	Seattle-Tacoma-Bellevue	WA		1999	1985	—	17	80.3%	43.19	-
Klahanie Shopping Center	Seattle-Tacoma-Bellevue	WA		2016	1998	—	67	98.4%	35.05	(QFC)
Melrose Market	Seattle-Tacoma-Bellevue	WA		2019	1926	—	21	100.0%	34.32	-
Overlake Fashion Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	1987	—	93	93.3%	28.57	Marshalls, Bevmo!, Amazon Go Grocery
Pine Lake Village	Seattle-Tacoma-Bellevue	WA		1999	1989	—	103	94.3%	24.78	Quality Food Centers, Rite Aid
Roosevelt Square	Seattle-Tacoma-Bellevue	WA		2017	2017	—	150	100.0%	26.11	Whole Foods, Bartell, Guitar Center, LA Fitness
Sammamish-Highlands	Seattle-Tacoma-Bellevue	WA		1999	1992	—	101	98.3%	35.65	Trader Joe's, (Safeway), Bartell Drugs
Southcenter	Seattle-Tacoma-Bellevue	WA		1999	1990	—	58	100.0%	31.64	(Target)
Regency Centers Total						$1,981,920	51,912	92.3%	$22.86

(1)	CBSA refers to Core Based Statistical Area.
(2)	Represents our ownership interest in the property, if not wholly owned.
(3)

Includes properties where we have not yet incurred at least 90% of the expected costs to complete and 95% occupied or the anchor has not yet been open for at least two calendar years (“development properties” or “properties in development”).  If development properties are excluded, the total percentage leased would be 92.6% for our Combined Portfolio of shopping centers.

(4)	Average base rent PSF is calculated based on annual minimum contractual base rent per the tenant lease, excluding percentage rent and recovery revenue.
(5)

Major tenants are the grocery anchor and any tenant 10,000 square feet or greater.  Retailers in parenthesis are shadow anchors at our centers.  We have no ownership or leasehold interest in their space, which is within or adjacent to our property.

(6)	The ground underlying the building and improvements is not owned by Regency or its unconsolidated real estate partnerships, but is subject to a ground lease.
(7)	Property in development.

Item 3. Legal Proceedings

We are a party to various legal proceedings that arise in the ordinary course of our business.  We are not currently involved in any litigation, nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.  However, no assurances can be given as to the outcome of any threatened or pending legal proceedings.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Since November 13, 2018, our common stock has traded on the NASDAQ Global Select Market under the symbol “REG.” Before November 13, 2018, our common stock traded on the NYSE, also under the symbol “REG.”

As of February 5, 2021, there were 46,958 holders of common equity.

We intend to pay regular quarterly distributions to Regency Centers Corporation's common stockholders. Future distributions will be declared and paid at the discretion of our Board of Directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual dividend requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Directors deems relevant. In order to maintain Regency Centers Corporation’s qualification as a REIT for federal income tax purposes, we are generally required to make annual distributions at least equal to 90% of our real estate investment trust taxable income for the taxable year. Under certain circumstances we could be required to make distributions in excess of cash available for distributions in order to meet such requirements.   We have a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common stock. Under the plan, we may elect to purchase common stock in the open market on behalf of shareholders or may issue new common stock to such stockholders.

Under the revolving credit agreement of our line of credit, in the event of any monetary default, we may not make distributions to stockholders except to the extent necessary to maintain our REIT status.

There were no unregistered sales of equity securities during the quarter ended December 31, 2020.

The following table represents information with respect to purchases by the Parent Company of its common stock by months during the three month period ended December 31, 2020:

Period	Total number of shares purchased (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Average price paid per share	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2020, through October 31, 2020	—	—	$—	$250,000,000
November 1, 2020, through November 30, 2020	—	—	$—	$250,000,000
December 1, 2020, through December 31, 2020	—	—	$—	$250,000,000

(1)	Represents shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.
(2)

On February 4, 2020, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases and/or in privately negotiated transactions.  Any shares purchased will be retired. This previously authorized program expired on February 5, 2021 and no shares were repurchased under this share repurchase program.  On February 3, 2021, the Company’s Board of Directors authorized a new common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases and/or in privately negotiated transactions.  Any shares purchased will be retired.  This new authorization will expire February 3, 2023, unless earlier terminated by the Board of Directors.

The performance graph furnished below shows Regency’s cumulative total stockholder return to the S&P 500 Index, the FTSE Nareit Equity REIT Index, and the FTSE Nareit Equity Shopping Centers index since December 31, 2015. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Regency Centers Corporation	$100.00	103.97	107.70	94.76	105.58	80.33
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
FTSE NAREIT Equity REITs	100.00	108.52	114.19	108.91	137.23	126.25
FTSE NAREIT Equity Shopping Centers	100.00	103.68	91.90	78.53	98.18	71.04

Item 6. Selected Financial Data

The following table sets forth Selected Financial Data for the Company on a historical basis for the five years ended December 31, 2020 (in thousands, except per share and unit data, number of properties, and ratio of earnings to fixed charges).  This historical Selected Financial Data has been derived from the audited consolidated financial statements.  This information should be read in conjunction with the consolidated financial statements of Regency Centers Corporation and Regency Centers, L.P. (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

Parent Company

	2020 (1)	2019	2018	2017 (2)	2016
Operating data:
Revenues	$1,016,175	1,133,138	1,120,975	984,326	614,371
Operating expenses	746,620	763,226	740,806	744,763	403,152
Total other expense (income)	256,407	187,610	170,818	113,661	100,745
Income from operations before equity in income of investments in real estate partnerships and income taxes	13,148	182,302	209,351	125,902	110,474
Equity in income of investments in real estate partnerships	34,169	60,956	42,974	43,341	56,518
Deferred income tax benefit of taxable REIT subsidiary	—	—	—	(9,737)	—
Net income	47,317	243,258	252,325	178,980	166,992
Income attributable to noncontrolling interests	(2,428)	(3,828)	(3,198)	(2,903)	(2,070)
Net income attributable to the Company	44,889	239,430	249,127	176,077	164,922
Preferred stock dividends and issuance costs	—	—	—	(16,128)	(21,062)
Net income attributable to common stockholders	$44,889	239,430	249,127	159,949	143,860

Income per common share - diluted	$0.26	1.43	1.46	1.00	1.42
Nareit FFO (3)	501,984	654,362	652,857	494,843	277,301

Other information:
Net cash provided by operating activities	$499,118	621,271	610,327	469,784	297,177
Net cash used in investing activities	(25,641)	(282,693)	(106,024)	(1,007,230)	(408,632)
Net cash (used in) provided by financing activities	(210,589)	(268,206)	(508,494)	568,948	88,711
Cash dividends paid to common stockholders and unit holders	301,903	391,649	376,755	323,285	201,336
Common dividends declared per share	2.34	2.34	2.22	2.10	2.00
Common stock outstanding including exchangeable operating partnership units	170,445	168,318	168,254	171,715	104,651

Balance sheet data:
Real estate investments before accumulated depreciation (4)	$11,569,013	11,564,816	11,326,163	11,279,125	5,230,198
Total assets	10,936,904	11,132,253	10,944,663	11,145,717	4,488,906
Total debt	3,923,084	3,919,544	3,715,212	3,594,977	1,642,420
Total liabilities	4,878,757	4,842,292	4,494,495	4,412,663	1,864,404
Total stockholders’ equity	5,984,912	6,213,348	6,397,970	6,692,052	2,591,301
Total noncontrolling interests	73,235	76,613	52,198	41,002	33,201
(1)

2020 Operating data includes the impact of the pandemic, including $117.0 million of higher uncollectible Lease income, which reduced Revenues and Net cash provided by operating activities, and a $132.1 million Goodwill impairment charge included in Other expense (income), as discussed further in Results from Operations.

(2)

2017 reflects the results of our merger with Equity One on March 1, 2017, and therefore only includes ten months of operating results for the Equity One portfolio, but also includes merger and integration related costs within Operating expenses.

(3)

See Item 1, Defined Terms, for the definition of Nareit FFO and Item 7, Supplemental Earnings Information, for a reconciliation to the nearest GAAP measure.  Effective January 1, 2019, we prospectively adopted the Nareit FFO White Paper – 2018 Restatement (“2018 FFO White Paper”), and elected the option of excluding gains on sale and impairments of land, which are considered incidental to our main business.  Prior period amounts were not restated to conform to the current year presentation.

(4)	Includes our Investments in real estate partnerships.

Operating Partnership

	2020 (1)	2019	2018	2017 (2)	2016
Operating data:
Revenues	$1,016,175	1,133,138	1,120,975	984,326	614,371
Operating expenses	746,620	763,226	740,806	744,763	403,152
Total other expense (income)	256,407	187,610	170,818	113,661	100,745
Income from operations before equity in income of investments in real estate partnerships and income taxes	13,148	182,302	209,351	125,902	110,474
Equity in income of investments in real estate partnerships	34,169	60,956	42,974	43,341	56,518
Deferred income tax (benefit) of taxable REIT subsidiary	—	—	—	(9,737)	—
Net income	47,317	243,258	252,325	178,980	166,992
Income attributable to noncontrolling interests	(2,225)	(3,194)	(2,673)	(2,515)	(1,813)
Net income attributable to the Partnership	45,092	240,064	249,652	176,465	165,179
Preferred unit distributions and issuance costs	—	—	—	(16,128)	(21,062)
Net income attributable to common unit holders	$45,092	240,064	249,652	160,337	144,117

Income per common unit - diluted:	$0.26	1.43	1.46	1.00	1.42
Nareit FFO (3)	501,984	654,362	652,857	494,843	277,301

Other information:
Net cash provided by operating activities	$499,118	621,271	610,327	469,784	297,177
Net cash used in investing activities	(25,641)	(282,693)	(106,024)	(1,007,230)	(408,632)
Net cash (used in) provided by financing activities	(210,589)	(268,206)	(508,494)	568,948	88,711
Distributions paid on common and limited partnership units	301,903	391,649	376,755	323,285	201,336

Balance sheet data:
Real estate investments before accumulated depreciation (4)	$11,569,013	11,564,816	11,326,163	11,279,125	5,230,198
Total assets	10,936,904	11,132,253	10,944,663	11,145,717	4,488,906
Total debt	3,923,084	3,919,544	3,715,212	3,594,977	1,642,420
Total liabilities	4,878,757	4,842,292	4,494,495	4,412,663	1,864,404
Total partners’ capital	6,020,639	6,249,448	6,408,636	6,702,959	2,589,334
Total noncontrolling interests	37,508	40,513	41,532	30,095	35,168
(1)

2020 Operating data includes the impact of the pandemic, including $117.0 million of higher uncollectible Lease income, which reduced Revenues and Net cash provided by operating activities, and a $132.1 million Goodwill impairment charge included in Other expense (income), as discussed further in Results from Operations.

(2)

2017 reflects the results of our merger with Equity One on March 1, 2017, and therefore only includes ten months of operating results for the Equity One portfolio, but also includes merger and integration related costs within Operating expenses.

(3)

See Item 1, Defined Terms, for the definition of Nareit FFO and Item 7, Supplemental Earnings Information, for a reconciliation to the nearest GAAP measure.  Effective January 1, 2019, we prospectively adopted the Nareit FFO White Paper – 2018 Restatement (“2018 FFO White Paper”), and elected the option of excluding gains on sale and impairments of land, which are considered incidental to our main business.  Prior period amounts were not restated to conform to the current year presentation.

(4)	Includes our Investments in real estate partnerships.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Pandemic

For a discussion of the COVID-19 pandemic, refer to Part I Item 1. Business.

Executing on our Strategy

During the year ended December 31, 2020, we had Net income attributable to common stockholders of $44.9 million, which includes the impacts of a $132.1 million Goodwill impairment charge and $117.0 million of uncollectible Lease income, as compared to Net income attributable to common stockholders of $239.4 million during the year ended December 31, 2019.

During the year ended December 31, 2020:

•

Our Pro-rata same property NOI, excluding termination fees, declined 11.6%, primarily attributable to uncollectible Lease income; however, as of February 8, 2021, we experienced sequential improvement in our Pro-rata base collection rates billed by quarter as follows:

	Q2	Q3	Q4
Base Rent Collections	79%	89%	92%
•

We executed 1,511 new and renewal leasing transactions representing 5.8 million Pro-rata SF with positive trailing twelve month rent spreads of 2.2%, as compared to 1,702 leasing transactions representing 6.1 million Pro-rata SF with positive trailing twelve month rent spreads of 8.5% in the prior year.  Rent spreads are on comparable retail operating property spaces in each period.

•

At December 31, 2020, our total property portfolio was 92.3% leased while our same property portfolio was 92.9% leased, as compared to 94.8% leased and 95.1% leased, respectively, at December 31, 2019.  Primarily as a result from the impacts of the pandemic, our percent leased declined during 2020 due to tenant closures and bankruptcies, combined with declines in new leasing activity.

We continued our development and redevelopment of high quality shopping centers in a targeted manner amidst the pandemic, although many in process projects have stopped or slowed while we evaluate current market conditions and assess the feasibility of these projects.  As of December 31, 2020, we have a total of 14 properties in process of development or redevelopment with total estimated Pro-rata project costs of $319.3 million as compared to 22 properties and $350.8 million at December 31, 2019.

We maintained a conservative balance sheet providing liquidity and financial flexibility to respond to these uncertain economic times and to cost effectively fund investment commitments, opportunities, and debt maturities:

•

During March of 2020, we settled forward sales agreements under our ATM program that we entered into during 2019 by delivering 1,894,845 shares of common stock and receiving $125.8 million in net proceeds.  We used these proceeds for working capital and general corporate purposes.  Under our current ATM equity offering program, we may sell up to $500 million of common stock at prices determined by the market at the time of sale.

•

On May 11, 2020, we issued $600 million of 10 year senior unsecured public notes at 3.7%, which priced at 99.805%.  The proceeds of the offering were used to increase liquidity, including redeeming other outstanding public notes, repaying the outstanding balance on our Line, and for general working capital purposes.

•

On September 2, 2020, we redeemed the entire $300 million outstanding of 3.75% Notes due 2022 for a redemption price of $325.1 million, including accrued and unpaid interest through the redemption date and a make-whole amount.

•	As of December 31, 2020, we have a borrowing capacity of $1.2 billion on our Line of Credit (“Line”).
•	At December 31, 2020, our Pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 6.0x as compared to 5.4x at December 31, 2019.
•	Subsequent to December 31, 2020, we repaid our $265 million Term Loan, leaving us with no unsecured debt maturities until 2024.
•	Subsequent to December 31, 2020, we extended our Line maturity date to March 2025, retaining the same $1.25 billion borrowing commitment.

Leasing Activity and Significant Tenants

We believe our high-quality, grocery anchored shopping centers located in densely populated, desirable infill trade areas create attractive spaces for retail and service providers to operate their businesses.

Pro-rata Percent Leased

The following table summarizes Pro-rata percent leased of our combined Consolidated and Unconsolidated shopping center portfolio:

	December 31, 2020	December 31, 2019
Percent Leased – All properties	92.3%	94.8%
Anchor space	95.1%	97.3%
Shop space	87.5%	90.6%

Our percent leased in both the Anchor and Shop space categories declined during 2020 due to tenant closures and bankruptcies primarily as a result from the impacts of the pandemic.  Additionally, a number of tenants at our properties were either required or elected to temporarily close due to the pandemic.  Some of these tenants may be unable to sustain their business models in this current pandemic environment and may fail.  While the pandemic continues, we may be unable to find suitable replacement tenants for an extended period of time and the terms of the leases with replacement tenants may be less favorable to us. As such, our percent leased could decline further in future periods, resulting in reduced Lease income from both lower base rent and recoveries from tenants for CAM, real estate taxes, and insurance costs at our centers.

Pro-rata Leasing Activity

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our co-investment partnerships:

	Year Ended December 31, 2020
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	19	442	$14.69	$28.45	$4.67
Renewal	107	2,854	13.77	0.38	0.25
Total Anchor Leases	126	3,296	$13.89	$4.14	$0.84
Shop Space Leases
New	369	608	$34.61	$30.68	$9.30
Renewal	1,016	1,866	32.30	1.58	0.54
Total Shop Space Leases	1,385	2,474	$32.87	$8.74	$2.69
Total Leases	1,511	5,770	$22.03	$6.11	$1.63

	Year Ended December 31, 2019
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	32	633	$20.78	$48.64	$4.88
Renewal	107	2,756	13.89	0.60	0.13
Total Anchor Leases	139	3,389	$15.18	$9.57	$1.02
Shop Space Leases
New	506	921	$33.60	$29.75	$9.67
Renewal	1,057	1,819	33.59	1.04	0.61
Total Shop Space Leases	1,563	2,740	$33.59	$10.69	$3.65
Total Leases	1,702	6,129	$23.41	$10.07	$2.20

New leasing activity has declined as many businesses delay executing leases amidst the immediate and uncertain future economic impacts from the pandemic; however, renewal leasing activity has remained consistent with 2019 levels.  New and renewal rent spreads, as compared to prior rents on these same spaces leased, remained positive at 2.2% for the twelve months ended December 31, 2020, although the spreads tightened throughout the year as compared to 5.7% for the twelve months ended December 31, 2019.  With the average annual base rent of all shop space leases due to expire during the next 12 months of $33.37 PSF, there is a possibility of negative rent spreads occurring as we execute new or renewal lease deals, considering the total weighted average base rent on signed shop space leases during 2020 was lower at $32.87 PSF.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which the top four are grocers:

	December 31, 2020
Anchor	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Publix	69	6.7%	3.5%
Kroger Co.	54	6.6%	3.1%
Albertsons Companies, Inc.	45	4.2%	2.9%
Amazon/Whole Foods	35	2.6%	2.6%
TJX Companies, Inc.	62	3.2%	2.5%
(1)	Includes Regency's Pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

The impact of bankruptcies may increase significantly if tenants occupying our centers are unable to withstand and recover from the disruptions caused by the pandemic, which could materially adversely impact our Lease income.  Since the pandemic began, we have seen an increase in the number of tenants filing for bankruptcy.  Due to the pandemic there has been and continues to be a greater focus on whether tenants’ businesses are considered essential or non-essential, which may directly impact the tenants’ ability to operate and generate sufficient cash flows to meet their operating expenses, including lease payments.  Continued higher unemployment levels could also negatively impact consumer spending and, along with large-scale business failures, have an adverse effect on our results from operations.  We seek to mitigate these potential impacts through tenant diversification, replacing weaker tenants with stronger operators, anchoring our centers with market leading grocery stores that drive customer traffic, and maintaining a presence in affluent suburbs and dense infill trade areas.  As of December 31, 2020, approximately 63% of Pro-rata average base rent in our portfolio is derived from tenants’ businesses classified as essential.

Since the pandemic began, the Company has been closely monitoring its cash collections which significantly declined from historic levels in the initial months of the pandemic, most notably from tenants whose businesses are classified as non-essential.  The pandemic has continued to result in certain tenants requesting concessions from rent obligations, including deferrals, abatements and requests to negotiate future rents, while some tenants have been unable to reopen or have not honored the terms of their existing lease agreements.  The Company has entered into approximately 1,600 agreements, representing $40.8 million of Pro-rata base rent or 4.6% of our total annual base rent, with tenants within our consolidated real estate portfolio and our unconsolidated real estate investment partnerships, enabling them to defer a portion of their rental payments and repay them over future periods.  The Company expects to continue to work with other tenants, which may result in further rent concessions or legal actions as determined to be necessary and appropriate.  Due to the uncertainty surrounding the pandemic, there can be no assurances that all such deferred rent will ultimately be collected, or collected within the timeframes agreed upon.

We closely monitor the operating performance of tenants in our shopping centers as well as those experiencing significant changes to their business models, as can be seen through reduced customer traffic in their stores.  Operators / tenants who are unable to withstand these and other business pressures, such as significant cash flow declines or debt maturities, may file for bankruptcy.  As a result of our research and findings, we may reduce new leasing, suspend leasing, or curtail allowances for construction of leasehold improvements within certain retail categories or to a specific tenant in order to reduce our risk of loss from bankruptcies and store closings.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy generally have the legal right to reject any or all of their leases and close related stores.  Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims.  As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold.  Additionally, we may incur significant expense to adjudicate our claim and to release the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues.  As of December 31, 2020, tenants who are currently in bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 0.4% of our annual base rent on a Pro-rata basis.  We anticipate fewer tenant bankruptcies in 2021, but it is possible they could increase depending on the length and severity of the pandemic.

Results from Operations

Comparison of the years ended December 31, 2020 and 2019:

Our revenues changed as summarized in the following table:

(in thousands)	2020	2019	Change
Lease income	$980,166	1,094,301	(114,135)
Other property income	9,508	9,201	307
Management, transaction, and other fees	26,501	29,636	(3,135)
Total revenues	$1,016,175	1,133,138	(116,963)

Lease income decreased $114.1 million, driven by the following contractually billable components of rent to the tenants per the lease agreements:

$105.1 million decrease from recognizing additional Uncollectible lease income, consisting of $28.1 million increase in uncollectible Straight-line rent receivables and $77.0 million increase in uncollectible billable tenant receivables.  The pandemic has been most impactful to those tenants considered non-essential by governmental authorities. The current economic environment has resulted in changes in our expectations of collecting certain tenant receivables and their related future contracted rent increases previously recognized through straight-line rent.  Approximately 92% of Pro-rata base rent billed for the three months ended December 31, 2020, has been collected as of February 8, 2021.

$5.7 million decrease from billable Base rent, as follows:

•	$1.6 million increase from rent commencing at development properties; and
•	$6.2 million net increase primarily from acquisitions of operating properties; reduced by
•

$2.0 million net decrease from same properties due to the loss of rents from tenant move-outs and bankruptcies and rental rate declines, offset by increases from contracted rent increases in existing leases; and

•	$11.5 million decrease from the sale of operating properties.

$3.2 million decrease in Above and below market rent primarily from the sale of operating properties.

$1.6 million increase in Other lease income from higher lease termination fees.

$1.4 million decrease in Percentage rent due to lower sales in this pandemic environment by certain tenants.

$361,000 remaining net decrease driven primarily by a reduction in straight-line rent.

Management, transaction and other fees decreased $3.1 million primarily from decreases in development, construction management, and property management fees from projects within our unconsolidated partnerships.  Two development projects within our unconsolidated partnerships completed during 2019, resulting in reduced development fees in 2020.  Additionally, decreases in property rent collections during this pandemic have negatively impacted our property management income earned from our unconsolidated partnerships.

Changes in our operating expenses are summarized in the following table:

(in thousands)	2020	2019	Change
Depreciation and amortization	$345,900	374,283	(28,383)
Operating and maintenance	170,073	169,909	164
General and administrative	75,001	74,984	17
Real estate taxes	143,004	136,236	6,768
Other operating expenses	12,642	7,814	4,828
Total operating expenses	$746,620	763,226	(16,606)

Depreciation and amortization costs changed as follows:

•	$2.0 million increase as we began depreciating costs at development properties where tenant spaces were completed and became available for occupancy; and

•	$1.9 million increase from acquisitions of operating properties and corporate assets; reduced by
•	$26.9 million net decrease at same properties, primarily attributable to additional 2019 depreciation and amortization due to both redevelopment properties and early tenant move-outs; and
•	$5.4 million decrease from the sale of operating properties.

Operating and maintenance costs remained steady even with increases in property insurance premiums as those increases were offset by decreases in common area maintenance costs during the pandemic and a decrease in lease termination expense.

General and administrative expenses remained constant although there was a $10.2 million increase from less development overhead capitalized as many development and redevelopment projects were delayed due to the pandemic, offset by $8.2 million decrease in incentive compensation costs, and $2.3 million decrease in other expenses related to lower travel and conference costs amidst the pandemic.

Real estate taxes changed as follows:

•	$1.7 million increase from development properties where capitalization ceased as tenant spaces became available for occupancy; and
•	$1.1 million increase from acquisitions of operating properties; and
•	$5.7 million increase within the same property portfolio from changes in assessed property values; reduced by
•	$1.7 million decrease from the sale of operating properties.

Other operating expenses increased $4.8 million primarily attributable to a $7.9 million increase in development pursuit costs charged to expense for abandoned projects, offset by a $2.9 million decrease in state and franchise taxes.

The following table presents the components of other expense (income):

(in thousands)	2020	2019	Change
Interest expense, net
Interest on notes payable	$148,371	131,357	17,014
Interest on unsecured credit facilities	9,933	17,604	(7,671)
Capitalized interest	(4,355)	(4,192)	(163)
Hedge expense	4,329	7,564	(3,235)
Interest income	(1,600)	(1,069)	(531)
Interest expense, net	156,678	151,264	5,414
Goodwill impairment	132,128	—	132,128
Provision for impairment of real estate, net of tax	18,536	54,174	(35,638)
Gain on sale of real estate, net of tax	(67,465)	(24,242)	(43,223)
Early extinguishment of debt	21,837	11,982	9,855
Net investment (income) loss	(5,307)	(5,568)	261
Total other expense (income)	$256,407	187,610	68,797

The $5.4 million net increase in total interest expense is primarily due to:

•

$17.0 million net increase in Interest on notes payable, primarily related to the timing of issuing new unsecured notes of $600 million during 2020, whereby we held the proceeds in cash on our balance sheet as liquidity reserves related to the pandemic until we redeemed $300 million of unsecured debt in September 2020 and $265 million of Term Loan debt in January 2021; partially offset by

•	$7.7 million decrease in Interest on unsecured credit facilities resulting from the repayment of a term loan using proceeds from a senior unsecured note issuance; and
•	$3.2 million decrease in Hedge expense resulting from the maturity of a forward swap hedging ten-year senior unsecured notes.

During the year ended December 31, 2020, we recognized $132.1 million of Goodwill impairment, due to the significant market and economic impacts of the pandemic.  The market disruptions triggered evaluation of reporting unit fair values for goodwill impairment.  Of our 269 reporting units with goodwill, 87 reporting units were determined to have fair values lower than carrying value.  As such, goodwill impairment losses were recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit.

The $35.6 million decrease in Provision for impairment of real estate is due to:

•	During 2019, we recognized $54.2 million of impairment losses, including $40.3 million for one operating property, classified as held and used, which was further impaired in 2020 as noted below.
•

During 2020, we recognized $18.5 million of impairment losses resulting from impairment of two operating properties and the sale of one land parcel.  This includes an additional $17.5 million impairment of a single tenant property located in the Manhattan market of New York City that was previously impaired during 2019 as a result of its retail tenant declaring bankruptcy.  As the pandemic continues to impact the leasing market, limiting visibility for replacement prospects for this property, our hold period probabilities have shifted triggering further evaluation of the current fair value resulting in the additional impairment charge in 2020.

During 2020, we recognized gains of $67.5 million from the sale of ten land parcels, five operating properties, receipt of property insurance proceeds, and the re-measurement gain from the acquisition of controlling interest in a previously held equity investment.  During 2019, we sold five operating properties and six land parcels for gains totaling $24.2 million.

During 2020, we incurred $21.8 million of debt extinguishment costs of which $19.4 million related to the early redemption of our unsecured notes due to mature in 2022 and a $2.4 million charge for termination of an interest rate swap on our term loan that was repaid in January 2021.  During 2019, we redeemed unsecured notes and repaid one mortgage, all prior to original maturity, resulting in $12 million of debt extinguishment costs.

Our equity in income (losses) of investments in real estate partnerships changed as follows:

(in thousands)	Regency's Ownership	2020	2019	Change
GRI - Regency, LLC (GRIR)	40.00%	$25,425	$43,536	(18,111)
Equity One JV Portfolio LLC (NYC)	30.00%	488	(9,967)	10,455
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	1,030	1,626	(596)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	1,045	1,748	(703)
Cameron Village, LLC (Cameron)	30.00%	757	1,062	(305)
RegCal, LLC (RegCal)	25.00%	1,296	3,796	(2,500)
US Regency Retail I, LLC (USAA)	20.01%	790	1,028	(238)
Other investments in real estate partnerships (1)	35.00% - 50.00%	3,338	18,127	(14,789)
Total equity in income of investments in real estate partnerships		$34,169	$60,956	(26,787)
(1)	Includes our investment in the Town and Country shopping center, which we owned 18.38% during 2019. In January 2020, we purchased an additional 16.62%, bringing our total ownership interest to 35%.

The $26.8 million decrease in total Equity in income in investments in real estate partnerships is attributed to:

•	$18.1 million decrease within GRIR primarily due to the following:
o	$9.9 million decrease from higher uncollectible lease income attributable to the impact of the pandemic on tenants; and
o	$9.4 million decrease driven by gains recognized during 2019 on the sale of operating real estate; reduced by
o	$1.6 million increase from additional termination fee income in 2020.
•	$10.5 million increase within NYC primarily due to the $10.9 million provision for impairment of real estate recognized in 2019; offset by
•	$2.5 million decrease within RegCal primarily due to a $2.5 million gain recognized during 2019 on the sale of an operating property within the partnership;

•	$14.8 million decrease within Other investments in real estate partnerships primarily due to a $15.0 million gain recognized during 2019 on the sale of a single operating property; and
•	All of our investments in real estate partnerships experienced higher amounts of uncollectible lease income, negatively impacting our equity in income.

The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

(in thousands)	2020	2019	Change
Net income	$47,317	243,258	(195,941)
Income attributable to noncontrolling interests	(2,428)	(3,828)	1,400
Net income attributable to common stockholders	$44,889	239,430	(194,541)
Net income attributable to exchangeable operating partnership units	203	634	(431)
Net income attributable to common unit holders	$45,092	240,064	(194,972)

 Comparison of the years ended December 31, 2019 and 2018:

For a comparison of our results from operations for the years ended December 31, 2019 and 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 18, 2020.

Supplemental Earnings Information

We use certain non-GAAP performance measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of our operating results. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes.  We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with our reported results under GAAP. We believe presenting our Pro-rata share of operating results, along with other non-GAAP measures, may assist in comparing our operating results to other REITs. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change. See “Defined Terms” in Part I, Item 1.

We do not consider non-GAAP measures an alternative to financial measures determined in accordance with GAAP, rather they supplement GAAP measures by providing additional information we believe to be useful to our shareholders. The principal limitation of these non-GAAP financial measures is they may exclude significant expense and income items that are required by GAAP to be recognized in our consolidated financial statements. In addition, they reflect the exercise of management’s judgment about which expense and income items are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, reconciliations of the non-GAAP financial measures we use to their most directly comparable GAAP measures are provided. Non-GAAP financial measures should not be relied upon in evaluating our financial condition, results of operations, or future prospects.

Pro-rata Same Property NOI:

Our Pro-rata same property NOI changed as follows:

(in thousands)	2020	2019	Change
Base rent (1)	$830,516	833,749	(3,233)
Recoveries from tenants (1)	265,616	266,792	(1,176)
Percentage rent (1)	6,963	8,476	(1,513)
Termination fees (1)	7,695	3,438	4,257
Uncollectible lease income	(84,073)	(5,073)	(79,000)
Other lease income (1)	9,914	10,336	(422)
Other property income	6,445	7,507	(1,062)
Total real estate revenue	1,043,076	1,125,225	(82,149)
Operating and maintenance	168,039	167,190	849
Termination expense	25	520	(495)
Real estate taxes	151,615	145,839	5,776
Ground rent	10,307	10,610	(303)
Total real estate operating expenses	329,986	324,159	5,827
Pro-rata same property NOI	$713,090	801,066	(87,976)
Less: Termination fees / expense	7,670	2,918	4,752
Pro-rata same property NOI, excluding termination fees / expense	$705,420	798,148	(92,728)
Pro-rata same property NOI growth, excluding termination fees / expense			(11.6)%
(1)

Represents amounts included within Lease income, in the accompanying Consolidated Statements of Operations and further discussed in Note 1, that are contractually billable to the tenant per the terms of the lease agreements.

Billable Base rent decreased $3.2 million due to loss of rents from bankruptcies and other tenant move-outs which were partially offset by contractual rent increases.

Recoveries from tenants decreased $1.2 million largely due to declines in percent leased stemming from bankruptcies and other tenant move-outs.

Percentage rent decreased $1.5 million principally due to lower tenant sales which were impacted by lockdowns during the pandemic which affected customer traffic and tenant sales.

Termination fees increased $4.3 million primarily due to strategic changes in merchandising mix and negotiated terminations for tenant failures related to COVID-19.

Uncollectible lease income increased $79.0 million due to changes in collection expectations of our lease income caused by the impact of the pandemic on our tenants.

Other property income decreased $1.1 million primarily due to reduced demand for paid parking during the pandemic.

Real estate taxes increased $5.8 million due to changes in assessed values at properties across our portfolio.

Same Property Rollforward:

Our same property pool includes the following property count, Pro-rata GLA, and changes therein:

	2020		2019
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	396	40,525	399	40,866
Acquired properties owned for entirety of comparable periods	5	315	6	415
Developments that reached completion by beginning of earliest comparable period presented	3	553	3	358
Disposed properties	(8)	(677)	(11)	(1,204)
SF adjustments (1)	—	(43)	—	194
Properties under or being repositioned for redevelopment	(3)	(445)	(1)	(104)
Ending same property count	393	40,228	396	40,525
(1)	SF adjustments arise from remeasurements or redevelopments.

Nareit FFO:

Our reconciliation of net income attributable to common stock and unit holders to Nareit FFO is as follows:

(in thousands, except share information)	2020	2019
Reconciliation of Net income to Nareit FFO
Net income attributable to common stockholders	$44,889	239,430
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	375,865	402,888
Goodwill impairment	132,128	—
Provision for impairment of real estate	18,778	65,074
Gain on sale of real estate, net of tax	(69,879)	(53,664)
Exchangeable operating partnership units	203	634
Nareit FFO attributable to common stock and unit holders	$501,984	654,362
(1)	Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interests.

Reconciliation of Same Property NOI to Nearest GAAP Measure:

Our reconciliation of Net income attributable to common stockholders to Same Property NOI, on a Pro-rata basis, is as follows:

(in thousands)	2020	2019
Net income attributable to common stockholders	$44,889	239,430
Less:
Management, transaction, and other fees	26,501	29,636
Other (1)	25,912	58,904
Plus:
Depreciation and amortization	345,900	374,283
General and administrative	75,001	74,984
Other operating expense	12,642	7,814
Other expense (income)	256,407	187,610
Equity in income of investments in real estate excluded from NOI (2)	59,726	39,807
Net income attributable to noncontrolling interests	2,428	3,828
Pro-rata NOI	744,580	839,216
Less non-same property NOI (3)	(31,490)	(38,150)
Pro-rata same property NOI	$713,090	$801,066
(1)	Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interest.
(2)	Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.
(3)	Includes revenues and expenses attributable to non-same properties, sold properties, development properties, and corporate activities.

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

As the pandemic and its related impacts continue to evolve, we have taken the following steps to ensure sufficient liquidity and financial flexibility:

•	We settled our forward equity agreements under our previous ATM program and received proceeds of approximately $125.8 million in March 2020.
•

We renewed our ATM equity offering program in May 2020 which provides for the sale of $500 million of common stock.  As of December 31, 2020, all $500 million of common stock remained available for issuance.

•

We issued $600 million of new 10-year senior unsecured public notes in May 2020 and received proceeds of $598.8 million.  Portions of the proceeds were used to repay the outstanding balance on our Line and to redeem in September 2020 our $300 million 3.75% unsecured Notes due 2022.

•	In January 2021, we repaid our $265 million Term Loan, resulting in no unsecured notes maturing until 2024.
•

We have a borrowing capacity on our Line of $1.2 billion, which in February 2021 was amended to extend the maturity to March 23, 2025 with the option to extend the maturity for two additional six-month periods.  Our existing financial covenants under the Line remained unchanged.  We also had $376.1 million of unrestricted cash available to us as of December 31, 2020, of which $265 million was used to repay the Term Loan in January 2021.

We also continue to closely monitor and assess the capital requirements of all in process and planned developments, redevelopments, and capital expenditures, which has resulted in our delaying, phasing or curtailing certain in-process and planned development, redevelopment and capital expenditure projects.  We have no unsecured debt maturities until 2024 and a manageable level of secured mortgage maturities during 2021, including those mortgages within our joint ventures.

We continually evaluate alternative financing options, and we believe we can obtain financing on reasonable terms; however, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.  Based upon our available cash balance, sources of capital, our current credit ratings, the number of high quality, unencumbered properties we own, and our decisions to delay, phase or curtail projects, we believe our available capital resources are sufficient to meet our expected capital needs for at least the next 12 months.

In addition to our unrestricted cash at December 31, 2020, we have the following additional sources of capital available:

(in thousands)	December 31, 2020
ATM equity program (see note 12 to our Consolidated Financial Statements)
Original offering amount	$500,000
Available capacity	$500,000
Line of Credit (see note 9 to our Consolidated Financial Statements)
Total commitment amount	$1,250,000
Available capacity (1)	$1,240,342
Maturity (2)	March 23, 2025
(1)	Net of letters of credit.
(2)

In February 2021, the Company amended its Line agreement, which was due to mature in March 2022, to, among other items, extend the maturity date to March 23, 2025 with the option to extend the maturity for two additional six-month periods while retaining the same $1.25 billion borrowing capacity.

The declaration of dividends is determined quarterly by our Board of Directors. On February 10, 2021, our Board of Directors declared a common stock dividend of $0.595 per share, payable on April 6, 2021, to shareholders of record as of March 15, 2021.  While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.

We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the years ended December 31, 2020 and 2019, we generated cash flow from operations of $499.1 million and $621.3 million, respectively, and paid $403.3 million and $391.6 million in dividends to our common stock and unit holders, respectively, including the payment of the dividend we declared on December 15, 2020 and paid on January 5, 2021 of $101.4 million.  We are closely monitoring our cash collections from our tenants which significantly declined from historic levels at the start of the pandemic and resulting restrictions.  As of February 8, 2021, we experienced sequential improvement in our collection rates of Pro-rata base rent billed by quarter in 2020 as follows:

	Q2	Q3	Q4
Base Rent Collections	79%	89%	92%

Based upon our collection experience since the pandemic began, we expect our collection rates will continue to trend lower than historical pre-pandemic averages for the foreseeable future until the vaccines are fully deployed, restrictions are lifted, and the percent leased in our shopping centers increases.  If our cash flow from operations is insufficient to fund our current dividend level, a reduction in our cash dividend may be necessary or dividends could be paid in Regency stock, in order to remain in compliance with minimum REIT distributions.

We currently have 14 development and redevelopment projects in various stages of construction, along with a pipeline of potential projects for future development or redevelopment.  As the effects of the pandemic remain uncertain, we continue to evaluate the pandemic’s impacts on the feasibility of our pipeline projects and non-essential capital expenditures, including project scope, investment, tenant use, timing and return on investment.

After repaying our $265 million Term Loan and funding our dividend payment in January 2021 with cash on hand, we estimate that we will require capital during the next twelve months of approximately $353.6 million to repay maturing debt, to fund construction and related costs for committed tenant improvements and in-process development and redevelopment, and to make capital contributions to our co-investment partnerships. If we start new developments or redevelopments, commit to new acquisitions, prepay debt prior to maturity, or repurchase shares of our common stock, our cash requirements will increase.  The combination of our $1.2 billion capacity available on our Line and no unsecured debt maturities until 2024 strengthens our financial position enabling us to fund our expected near-term operating and capital expenditures amid the uncertainty of operating cash flows during this pandemic and recovery period.  We expect to generate the necessary cash to fund our long-term capital needs from cash flow from operations, borrowings from our Line, proceeds from the sale of real estate, mortgage loan and unsecured bank financing, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new unsecured debt.

We endeavor to maintain a high percentage of unencumbered assets, as measured by 89.6% of our wholly-owned real estate assets being unencumbered at December 31, 2020. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our trailing twelve month Fixed charge coverage ratio, including our Pro-rata share of our partnerships, was 3.6x and 4.3x for the periods ended December 31, 2020 and 2019, respectively, and our Pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 6.0x and 5.4x, respectively, for the same periods.  We expect that these ratios could worsen during 2021 as a result of potential further impacts from the ongoing pandemic.

Our Line, Term Loan, and unsecured debt require that we remain in compliance with various covenants, which are described in note 9 to the Consolidated Financial Statements. We are in compliance with these covenants at December 31, 2020, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

(in thousands)	2020	2019	Change
Net cash provided by operating activities	$499,118	621,271	(122,153)
Net cash used in investing activities	(25,641)	(282,693)	257,052
Net cash used in financing activities	(210,589)	(268,206)	57,617
Net increase in cash, cash equivalents, and restricted cash	262,888	70,372	192,516
Total cash, cash equivalents, and restricted cash	$378,450	$115,562	262,888

Net cash provided by operating activities:

Net cash provided by operating activities decreased by $122.2 million due to:

•

$129.0 million decrease in cash flows from operating income, largely resulting from lower rent collections attributable to the impact of the pandemic on our tenants.  However, we continue to negotiate with some of our tenants on repayment periods and since the pandemic began, we have executed approximately 1,600 rent deferral agreements, representing $40.8 million of rent or 4.6% of annual base rent, within our consolidated and unconsolidated real estate portfolios.  The weighted average deferral period of these agreements is approximately 3.3 months, with repayment periods of approximately 9.7 months beginning in December 2020.  Due to the uncertainty surrounding the pandemic, there can be no assurances how much deferred rent will ultimately be paid, or paid within the timeframes negotiated and agreed upon.  The duration and severity of the pandemic will continue to impact our ability to generate cash flow from operations; offset by,

•

$6.9 million increase from cash paid in 2019 to settle treasury rate locks put in place to hedge changes in interest rates on our 30 year fixed rate debt offering and to settle an interest rate swap on the repayment of our $300 million term loan, both during 2019.

Net cash used in investing activities:

Net cash used in investing activities changed by $257.1 million as follows:

(in thousands)	2020	2019	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(16,867)	(222,444)	205,577
Advance deposits refunded (paid) on acquisition of operating real estate	100	(125)	225
Real estate development and capital improvements	(180,804)	(200,012)	19,208
Proceeds from sale of real estate investments	189,444	137,572	51,872
Proceeds from property insurance casualty claims	7,957	9,350	(1,393)
(Issuance) collection of notes receivable	(1,340)	(547)	(793)
Investments in real estate partnerships	(51,440)	(66,921)	15,481
Return of capital from investments in real estate partnerships	32,125	63,693	(31,568)
Dividends on investment securities	353	660	(307)
Acquisition of investment securities	(25,155)	(23,458)	(1,697)
Proceeds from sale of investment securities	19,986	19,539	447
Net cash used in investing activities	$(25,641)	(282,693)	257,052

Significant investing activities included:

•	We acquired one operating property for $16.9 million during 2020 and four operating properties for $222.4 million during 2019.
•	We invested $19.2 million less in 2020 than 2019 on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•

We received proceeds of $189.4 million from the sale of 6 shopping centers and 11 land parcels in 2020, including proceeds from a short term note issued at closing and repaid during the same period, compared to $137.6 million for 7 shopping centers and 6 land parcels in 2019.

•

We received property insurance claim proceeds of $8.0 million during 2020 primarily related to a single property damaged by a tornado in 2020 and additional proceeds received on prior year fire and tornado claims.  We received proceeds of $9.4 million during 2019 attributable to a single property that was severely damaged by a tornado in that year.

•	We invested $51.4 million in our real estate partnerships during 2020, including:
o	$19.6 million to fund our share of development and redevelopment activities,
o	$16.0 million to fund our share of acquiring an additional equity interest in one partnership, and
o	$15.8 million to fund our share of debt refinancing activities.

During the same period in 2019, we invested $66.9 million in our real estate partnerships, including:

o	$44.3 million to fund our share of development and redevelopment activities,
o	$9.7 million to fund our share of acquiring an additional equity interest in one partnership,
o	$8.2 million to fund our share of acquiring land under one shopping center that was previously under a ground lease, and
o	$4.7 million to fund our share of repayments for maturing debt.
•

Return of capital from our investments in real estate partnerships includes sales or financing proceeds. The $32.1 million received in 2020 is driven by our share of proceeds from debt refinancing activities and the sale of two operating properties.  During the same period in 2019, we received $63.7 million from the sale of four operating properties and our share of proceeds from debt refinancing activities.

•	Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment, although in the midst of the pandemic we are re-evaluating the feasibility of all pipeline development and redevelopment projects. This evaluation may result in curtailment, delay or phasing of some or all projects, as well as limiting capital expenditures not immediately necessary as the economic situation continues to unfold.  During 2020, we deployed capital of $180.8 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

(in thousands)	2020	2019	Change
Capital expenditures:
Land acquisitions for development / redevelopment	$—	5,206	(5,206)
Building and tenant improvements	46,902	62,012	(15,110)
Redevelopment costs	98,177	70,854	27,323
Development costs	20,155	47,699	(27,544)
Capitalized interest	3,762	2,870	892
Capitalized direct compensation	11,808	11,371	437
Real estate development and capital improvements	$180,804	200,012	(19,208)
•	During 2019, we acquired two land parcels for new development and redevelopment projects. We had no such land parcel acquisitions during 2020.
•

Building and tenant improvements decreased $15.1 million during the year ended December 31, 2020, primarily related to the timing of capital projects and our active management of capital spend to preserve liquidity.

•

Redevelopment expenditures were higher during 2020 due to the timing, magnitude, and number of projects in process. Subject to capital availability, we intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovation, new out-parcel building construction, and redevelopment related tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan.  The timing and duration of these projects could also result in volatility in NOI.  See the tables below for more details about our redevelopment projects.

•

Development expenditures were lower in 2020 due to the progress towards completion of our development projects currently in process, coupled with delays in new development starts amidst the pandemic. At December 31, 2020 and 2019, we had three development projects that were either under construction or in lease up. See the tables below for more details about our development projects.

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

•

We have a staff of employees who directly support our development program, which includes redevelopment of our existing properties. Internal compensation costs directly attributable to these activities are capitalized as part of each project.  In light of the current economic environment, we expect that our development and redevelopment activity will be significantly lower than our recent historical averages.  As a result, we expect the amount of internal costs for development and redevelopment activities that may be capitalized could be significantly lower, reducing our financial results.

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					December 31, 2020
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated / Actual Net Development Costs (2) (3)	GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred

Developments In-Process
Carytown Exchange	Richmond, VA	64%	Q4-18	2023	$19,595	46	$426	65%
East San Marco	Jacksonville, FL	100%	Q4-20	2024	19,519	59	331	23%
Eastfield at Baybrook (Ph IA) (4)	Houston, TX	50%	Q4-20	2022	2,337	53	44	84%

Developments Completed
The Village at Hunter's Lake	Tampa, FL	100%	Q4-18	2021	$21,442	72	298
(1)	Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)	Includes leasing costs and is net of tenant reimbursements.
(3)	Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.
(4)

Estimated Net Development Costs for Eastfield at Baybrook Phase 1A is limited to our ownership interest in the value of land and site improvements to deliver a parcel to a grocer, under a ground lease agreement, to construct their building and improvements.

The following table summarizes our redevelopment projects in-process and completed:

(in thousands, except cost PSF)					December 31, 2020
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated Incremental Project Costs (2) (3)	GLA (3)	% of Costs Incurred

Redevelopments In-Process
Bloomingdale Square	Tampa, FL	100%	Q3-18	2022	$21,327	252	88%
Market Common Clarendon	Metro, DC	100%	Q4-18	2024	57,691	130	54%
Point 50	Metro, DC	100%	Q4-18	2023	17,664	48	84%
The Abbot	Boston, MA	100%	Q2-19	2024	55,420	65	47%
Sheridan Plaza	Hollywood, FL	100%	Q3-19	2022	12,115	506	50%
West Bird Plaza	Miami, FL	100%	Q4-19	2022	10,338	99	50%
Preston Oaks	Dallas, TX	100%	Q4-20	2023	22,327	103	24%
Serramonte Center	San Francisco, CA	100%	Q4-20	2026	55,000 +/-	917	22%
Various Properties	Various	40%-100%	Various	Various	26,010	1,555	36%

Redevelopments Completed
Pablo Plaza Ph. II	Jacksonville, FL	100%	Q4-18	2022	$14,627
Various Properties	Various	20%-100%	Various	Various	35,376
(1)	Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)	Includes leasing costs and is net of tenant reimbursements.
(3)	Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.

Net cash used in financing activities:

Net cash flows used in financing activities changed during 2020, as follows:

(in thousands)	2020	2019	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$125,608	—	125,608
Repurchase of common shares in conjunction with equity award plans	(5,512)	(6,204)	692
Common shares repurchased through share repurchase program	—	(32,778)	32,778
Distributions to limited partners in consolidated partnerships, net	(2,770)	(3,367)	597
Dividend payments and operating partnership distributions	(301,903)	(391,649)	89,746
(Repayments of) proceeds from unsecured credit facilities, net	(220,000)	75,000	(295,000)
Proceeds from debt issuance	598,830	723,571	(124,741)
Debt repayment, including early redemption costs	(400,048)	(625,769)	225,721
Payment of loan costs	(5,063)	(7,019)	1,956
Proceeds from sale of treasury stock, net	269	9	260
Net cash used in financing activities	$(210,589)	(268,206)	57,617

Significant financing activities during the years ended December 31, 2020 and 2019 include the following:

•	We received proceeds of $125.6 million, net of costs, in 2020 upon settling our forward equity agreements under our ATM program entered into during 2019.
•

We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $5.5 million and $6.2 million during the years ended December 31, 2020 and 2019, respectively.

•	We paid $32.8 million during 2019 to repurchase 563,229 common shares through our share repurchase program that were executed in December 2018 but not settled until January 2019.
•

We paid $89.7 million less in dividends during 2020 compared to 2019 primarily as a result of shifting our fourth quarter 2020 dividend payment date to January 2021, partially offset by an increase in our dividend rate during 2020 as compared to 2019.

•	We had the following debt related activity during 2020:
o	We repaid, net of draws, an additional $220 million on our Line.
o	We received net proceeds of $598.8 million upon issuance, in May 2020, of senior unsecured public notes.
o	We paid $400.0 million for other debt repayments, including:
▪	$321.7 million, including a make-whole premium, to redeem our senior unsecured public notes originally due November 2022;
▪	$67.2 million to repay four mortgages; and
▪	$11.1 million in principal mortgage payments.
o	We paid $5.1 million of loan costs in connection with our public note offerings above.
•	We had the following debt related activity during 2019:
o	We borrowed, net of payments, an additional $75.0 million on our Line.
o	We received total proceeds of $723.6 million upon the issuance of two senior unsecured public note offerings during 2019.
o	We paid $625.8 million for other debt repayments, including:
▪	$259.6 million to redeem our senior unsecured public notes originally due April 2021;
▪	$300 million for repayment of a term loan originally due December 2020;
▪	$53.7 million to repay two mortgages; and

▪	$12.4 million in principal mortgage payments.
o	We paid $7.0 million of loan costs in connection with our two public note offerings above.

Contractual Obligations

We have debt obligations related to our mortgage loans, unsecured notes, unsecured credit facilities, interest rate swap obligations, and lease agreements as described further below and in notes 4, 7, 9, and 10 to the Consolidated Financial Statements. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. We also have non-cancelable operating leases pertaining to office space from which we conduct our business.

The following table of Contractual Obligations summarizes our debt maturities, including our Pro-rata share of obligations within co-investment partnerships as of December 31, 2020, and excludes the following:

•	Recorded debt premiums or discounts and issuance costs that are not obligations;
•	Obligations related to construction or development contracts, since payments are only due upon satisfactory performance under the contracts;
•

Letters of credit of $9.7 million issued to cover our captive insurance program and performance obligations on certain development projects, which the latter will be satisfied upon completion of the development projects; and

•

Obligations for retirement savings plans due to uncertainty around timing of participant withdrawals, which are solely within the control of the participant, and are further discussed in note 14 to the Consolidated Financial Statements.

	Payments Due by Period
(in thousands)	2021		2022		2023	2024	2025	Beyond 5 Years	Total
Notes payable:
Regency (1)	$188,284	(3)	424,576	(3)	213,267	475,709	411,820	3,857,270	$5,570,926
Regency's share of joint ventures (1) (2)	142,165		111,596		75,674	22,808	53,061	290,495	695,799
Operating leases:
Office leases - Regency	4,654		3,379		2,580	2,114	1,961	2,777	17,465
Subleases:
Office leases - Regency	(309)		—		—	—	—	—	(309)
Ground leases:
Regency	10,778		10,837		11,054	11,103	11,106	542,184	597,062
Regency's share of joint ventures	278		278		278	1,206	186	9,730	11,956
Total	$345,850		550,666		302,853	512,940	478,134	4,702,456	6,892,899
(1)	Includes interest payments.
(2)

We are obligated to contribute our Pro-rata share to fund maturities if they are not refinanced. We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call which would be secured by the partner’s membership interest.

(3)	2021 and 2022 payments for Regency’s notes payable include principal and interest for its $265 million 2% Term Loan due to mature in January 2022 but repaid by Regency in January 2021.

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

Collectibility of Lease Income

Lease income, which includes base rent, percentage rent, and recoveries from tenants for common area maintenance costs, insurance and real estate taxes are the Company's principal source of revenue. As a result of generating this revenue, we will routinely have accounts receivable due from tenants.

Lease income for operating leases with fixed payment terms is recognized on a straight-line basis over the expected term of the lease for all leases for which collectibility is considered probable at the commencement date.  At lease commencement, the Company generally expects that collectibility is probable due to the Company’s credit assessment of tenants and other creditworthiness analysis undertaken before entering into a new lease; therefore, income from most operating leases is initially recognized on a straight-line basis.  For operating leases in which collectibility of Lease income is not considered probable, Lease income is recognized on a cash basis and all previously recognized and uncollected Lease income is reversed in the period in which the Lease income is determined not to be probable of collection.  In addition to the lease-specific collectibility assessment, the Company may recognize a general reserve, as a reduction to Lease income, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical collection experience.  Although we estimate uncollectible receivables and provide for them through charges against income, actual experience may differ from those estimates.

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

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining primarily to specific chemicals historically used by certain current and former dry cleaning tenants, the existence of asbestos in older shopping centers, and the presence of underground petroleum storage tanks.  We believe that the few tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations.  Generally, we endeavor to require tenants to remove dry cleaning plants from our shopping centers or convert them to more environmentally friendly systems, in accordance with the terms of our leases.  We also have a blanket environmental insurance policy for third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination.  We have also secured environmental insurance policies, where appropriate, on a relatively small number of specific properties with known contamination, in order to mitigate our environmental risk.  We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites.  We also have legal obligations to remediate certain sites, and we are in the process of doing so.

As of December 31, 2020, we had accrued liabilities of $8.3 million for our Pro-rata share of environmental remediation, including our Investments in real estate partnerships.  We believe that the ultimate remediation of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations.  We can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Inflation/Deflation

Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may become a greater concern in the future.  Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, which require tenants to pay their pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.  In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates.  However, during deflationary periods or periods of economic weakness, minimum rents and percentage rents may decline as the supply of available retail space exceeds demand and consumer spending declines.  Percent leased declines may also result in lower recovery rates of our operating expenses.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two significant components of interest rate risk:

•

We have a Line commitment, as further described in note 9 to the Consolidated Financial Statements, which has a variable interest rate that as of December 31, 2020 is based upon an annual rate of LIBOR plus 0.875%. LIBOR rates charged on our Line change monthly and the spread on the Line is dependent upon maintaining specific credit ratings. If our credit ratings are downgraded, the spread on the Line would increase, resulting in higher interest costs. The interest rate spread based on our credit rating ranges from LIBOR plus 0.700% to LIBOR plus 1.550%.

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

We continuously monitor the capital markets and evaluate our ability to issue new debt, to repay maturing debt, or fund our commitments. Although the capital markets have experienced volatility related to the pandemic, we continue to believe that we will be able to successfully issue new secured or unsecured debt to fund maturing debt obligations given our credit ratings, our capacity under our unsecured credit facilities, and the number of high quality, unencumbered properties that we own which could collateralize borrowings.  However, the degree to which such capital market volatility will adversely impact the interest rates on any new debt that we may issue is uncertain.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of December 31, 2020. For variable rate mortgages and unsecured credit facilities for which we have interest rate swaps in place to fix the interest rate, they are included in the Fixed rate debt section below at their all-in fixed rate. The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of December 31, 2020, and are subject to change on a monthly basis. In addition, the Company continually assesses the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $350,000 per year based on $34.1 million of floating rate mortgage debt outstanding at December 31, 2020. If the Company increases its line of credit balance in the future, additional decreases to future earnings and cash flows could occur.

Further, the table below incorporates only those exposures that exist as of December 31, 2020, and does not consider exposures or positions that could arise after that date or obligations repaid before maturity. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

The table below presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding at each year-end, and fair value of total debt as of December 31, 2020.

(dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate debt (1)	$15,409	282,645	69,499	346,048	294,207	2,913,805	3,921,613	4,333,923
Average interest rate for all fixed rate debt (2)	3.71%	3.83%	3.83%	3.84%	3.84%	3.84%
Variable rate LIBOR debt (1)	$27,750	—	6,350	—	—	—	34,100	33,685
Average interest rate for all variable rate debt (2)	1.65%	1.65%	—%	—%	—%	—%	—%
(1)

Reflects amount of debt maturities during each of the years presented as of December 31, 2020.  2022 Fixed rate debt includes the $265 million Term Loan, originally due to mature in January 2022, but repaid in January 2021.

(2)

Reflects weighted average interest rates of debt outstanding at the end of each year presented.  For variable rate debt, the benchmark interest rate (LIBOR), as of December 31, 2020, was used to determine the average rate for all future periods.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Regency Centers Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Identification and assessment of real estate property impairment indicators

As discussed in Note 1 to the consolidated financial statements and presented on the consolidated balance sheet, real estate assets, less accumulated depreciation was $9.1 billion as of December 31, 2020. The Company evaluates real estate properties for impairment whenever there are indicators, including property operating performance and general market conditions, that the carrying value of the real estate properties may not be recoverable.

We identified the identification and assessment of real estate property impairment indicators as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the Company’s judgments regarding the identification and assessment of potential indicators that the carrying value of the real estate properties may not be recoverable. Changes in assumptions regarding property conditions, occupancy rates, net operating income and the rate of cash collections from tenants, and anticipated hold periods could have an impact on the determination to further evaluate the real estate properties for impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter, including controls related to the identification and assessment of potential indicators of impairment. Using property financial and leasing data, we performed an assessment of changes in occupancy rates, net operating income and the rate of cash collections for individual real estate properties and compared the results to the Company’s assessment. In addition, to identify a change in property condition or a shortened hold period we inquired of Company officials, attended Company quarterly meetings and inspected documents such as meeting minutes of the Company’s board of directors.

/s/ KPMG LLP

We have served as the Company's auditor since 1993.

Jacksonville, Florida

February 17, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Regency Centers Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Regency Centers Corporation’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 17, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Jacksonville, Florida

February 17, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors of Regency

Centers Corporation, and the

Partners of Regency Centers, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2021 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate a opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Identification and assessment of real estate property impairment indicators

As discussed in Note 1 to the consolidated financial statements and presented on the consolidated balance sheet, real estate assets, less accumulated depreciation was $9.1 billion as of December 31, 2020. The Partnership evaluates real estate properties for impairment whenever there are indicators, including property operating performance and general market conditions, that the carrying value of the real estate properties may not be recoverable.

We identified the identification and assessment of real estate property impairment indicators as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the Partnership’s judgments regarding the identification and assessment of potential indicators that the carrying value of the real estate properties may not be recoverable. Changes in assumptions regarding property conditions, occupancy rates, net operating income and the rate of cash collections from tenants, and anticipated hold periods could have an impact on the determination to further evaluate the real estate properties for impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter, including controls related to the identification and assessment of potential indicators of impairment. Using property financial and leasing data, we performed an assessment of changes in occupancy rates, net operating income and the rate of cash collections for individual real estate properties and compared the results to the Partnership’s assessment. In addition, to identify a change in property condition or a shortened hold period we inquired of Partnership officials, attended Partnership quarterly meetings and inspected documents such as meeting minutes of the general partners’ board of directors.

/s/ KPMG LLP

We have served as the Partnership's auditor since 1998.

Jacksonville, Florida

February 17, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors of Regency

Centers Corporation, and the

Partners of Regency Centers, L.P.:

Opinion on Internal Control Over Financial Reporting

We have audited Regency Centers, L.P.’s and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III – Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 17, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Jacksonville, Florida

February 17, 2021

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

December 31, 2020 and 2019

(in thousands, except share data)

	2020	2019
Assets
Real estate assets, at cost (note 1):	$11,101,858	11,095,294
Less: accumulated depreciation	1,994,108	1,766,162
Real estate assets, net	9,107,750	9,329,132
Investments in real estate partnerships (note 4)	467,155	469,522
Properties held for sale	33,934	45,565
Cash, cash equivalents, and restricted cash, including $2,377 and $2,542 of restricted cash at December 31, 2020 and 2019, respectively (note 1)	378,450	115,562
Tenant and other receivables (note 1)	143,633	169,337
Deferred leasing costs, less accumulated amortization of $113,959 and $108,381 at December 31, 2020 and 2019, respectively	67,910	76,798
Acquired lease intangible assets, less accumulated amortization of $284,880 and $259,310 at December 31, 2020 and 2019, respectively (note 6)	188,799	242,822
Right of use assets, net	287,827	292,786
Other assets (note 5)	261,446	390,729
Total assets	$10,936,904	11,132,253
Liabilities and Equity
Liabilities:
Notes payable (note 9)	$3,658,405	3,435,161
Unsecured credit facilities (note 9)	264,679	484,383
Accounts payable and other liabilities	302,361	213,705
Acquired lease intangible liabilities, less accumulated amortization of $145,966 and $131,676 at December 31, 2020 and 2019, respectively (note 6)	377,712	427,260
Lease liabilities	220,390	222,918
Tenants’ security, escrow deposits and prepaid rent	55,210	58,865
Total liabilities	4,878,757	4,842,292
Commitments and contingencies (note 16)	—	—
Equity:
Stockholders’ equity (note 12):
Common stock $0.01 par value per share, 220,000,000 shares authorized; 169,680,138 and 167,571,218 shares issued at December 31, 2020 and 2019, respectively	1,697	1,676
Treasury stock at cost, 459,828 and 440,574 shares held at December 31, 2020 and 2019, respectively	(24,436)	(23,199)
Additional paid-in capital	7,792,082	7,654,930
Accumulated other comprehensive loss	(18,625)	(11,997)
Distributions in excess of net income	(1,765,806)	(1,408,062)
Total stockholders’ equity	5,984,912	6,213,348
Noncontrolling interests (note 12):
Exchangeable operating partnership units, aggregate redemption value of $34,878 and $47,092 at December 31, 2020 and 2019, respectively	35,727	36,100
Limited partners’ interests in consolidated partnerships (note 1)	37,508	40,513
Total noncontrolling interests	73,235	76,613
Total equity	6,058,147	6,289,961
Total liabilities and equity	$10,936,904	11,132,253

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the years ended December 31, 2020, 2019, and 2018

(in thousands, except per share data)

	2020	2019	2018
Revenues:
Lease income	$980,166	1,094,301	1,083,770
Other property income	9,508	9,201	8,711
Management, transaction, and other fees	26,501	29,636	28,494
Total revenues	1,016,175	1,133,138	1,120,975
Operating expenses:
Depreciation and amortization	345,900	374,283	359,688
Operating and maintenance	170,073	169,909	168,034
General and administrative	75,001	74,984	65,491
Real estate taxes	143,004	136,236	137,856
Other operating expenses	12,642	7,814	9,737
Total operating expenses	746,620	763,226	740,806
Other expense (income):
Interest expense, net	156,678	151,264	148,456
Goodwill impairment	132,128	—	—
Provision for impairment of real estate, net of tax	18,536	54,174	38,437
Gain on sale of real estate, net of tax	(67,465)	(24,242)	(28,343)
Early extinguishment of debt	21,837	11,982	11,172
Net investment (income) loss	(5,307)	(5,568)	1,096
Total other expense (income)	256,407	187,610	170,818
Income from operations before equity in income of investments in real estate partnerships	13,148	182,302	209,351
Equity in income of investments in real estate partnerships (note 4)	34,169	60,956	42,974
Net income	47,317	243,258	252,325
Noncontrolling interests:
Exchangeable operating partnership units	(203)	(634)	(525)
Limited partners’ interests in consolidated partnerships	(2,225)	(3,194)	(2,673)
Income attributable to noncontrolling interests	(2,428)	(3,828)	(3,198)
Net income attributable to common stockholders	$44,889	239,430	249,127
Income per common share - basic (note 15)	$0.27	1.43	1.47
Income per common share - diluted (note 15)	$0.26	1.43	1.46
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2020, 2019, and 2018

(in thousands)

	2020	2019	2018
Net income	$47,317	243,258	252,325
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(19,187)	(15,585)	402
Reclassification adjustment of derivative instruments included in net income	11,262	3,269	5,342
Unrealized gain (loss) on available-for-sale securities	320	315	(95)
Other comprehensive (loss) income	(7,605)	(12,001)	5,649
Comprehensive income	39,712	231,257	257,974
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	2,428	3,828	3,198
Other comprehensive (loss) income attributable to noncontrolling interests	(977)	(931)	299
Comprehensive (loss) income attributable to noncontrolling interests	1,451	2,897	3,497
Comprehensive income attributable to the Company	$38,261	228,360	254,477

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the years ended December 31, 2020, 2019, and 2018

(in thousands, except per share data)

	Stockholders' Equity							Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$—	1,714	(18,307)	7,873,104	(6,289)	(1,158,170)	6,692,052	10,907	30,095	41,002	6,733,054
Adjustment due to change in accounting policy (note 1)	—	—	—	—	12	30,889	30,901	—	2	2	30,903
Adjusted balance at January 1, 2018	—	1,714	(18,307)	7,873,104	(6,277)	(1,127,281)	6,722,953	10,907	30,097	41,004	6,763,957
Net income	—	—	—	—	—	249,127	249,127	525	2,673	3,198	252,325
Other comprehensive income:
Other comprehensive income before reclassifications	—	—	—	—	36	—	36	—	271	271	307
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	5,314	—	5,314	11	17	28	5,342
Deferred compensation plan, net	—	—	(1,527)	1,514	—	—	(13)	—	—	—	(13)
Restricted stock issued, net of amortization	—	2	—	16,743	—	—	16,745	—	—	—	16,745
Common stock redeemed for taxes withheld for stock based compensation, net	—		—	(6,373)	—	—	(6,373)	—	—	—	(6,373)
Common stock issued under dividend reinvestment plan	—	—	—	1,333	—	—	1,333	—	—	—	1,333
Common stock issued, net of issuance costs	—	—	—	10	—	—	10	—	—	—	10
Common stock repurchased and retired	—	(37)	—	(213,814)	—	—	(213,851)	—	—	—	(213,851)
Contributions from partners	—	—	—	—	—	—	—	—	13,000	13,000	13,000
Distributions to partners	—	—	—	—	—	—	—	—	(4,526)	(4,526)	(4,526)
Cash dividends declared:
Common stock/unit ($2.22 per share)	—	—	—	—	—	(377,311)	(377,311)	(777)	—	(777)	(378,088)
Balance at December 31, 2018	$—	1,679	(19,834)	7,672,517	(927)	(1,255,465)	6,397,970	10,666	41,532	52,198	6,450,168
Net income	—	—	—	—	—	239,430	239,430	634	3,194	3,828	243,258
Other comprehensive income:
Other comprehensive income before reclassifications	—	—	—	—	(14,388)	—	(14,388)	(31)	(851)	(882)	(15,270)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	3,318	—	3,318	12	(61)	(49)	3,269
Deferred compensation plan, net	—	—	(3,365)	3,365	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	16,252	—	—	16,254	—	—	—	16,254
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(5,794)	—	—	(5,794)	—	—	—	(5,794)
Common stock issued under dividend reinvestment plan	—	1	—	1,428	—	—	1,429	—	—	—	1,429
Common stock repurchased and retired	—	(6)	—	(32,772)	—	—	(32,778)	—	—	—	(32,778)
Reallocation of limited partners' interest	—	—	—	(66)	—	—	(66)	—	66	66	—
Contributions from partners	—	—	—	—	—	—	—	—	2,151	2,151	2,151
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	—	25,870	—	25,870	25,870
Distributions to partners	—	—	—	—	—	—	—	—	(5,518)	(5,518)	(5,518)
Cash dividends declared:
Common stock/unit ($2.34 per share)	—	—	—	—	—	(392,027)	(392,027)	(1,051)	—	(1,051)	(393,078)
Balance at December 31, 2019	$—	1,676	(23,199)	7,654,930	(11,997)	(1,408,062)	6,213,348	36,100	40,513	76,613	6,289,961

	Stockholders' Equity							Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$—	1,676	(23,199)	7,654,930	(11,997)	(1,408,062)	6,213,348	36,100	40,513	76,613	6,289,961
Net income	—	—	—	—	—	44,889	44,889	203	2,225	2,428	47,317
Other comprehensive loss
Other comprehensive loss before reclassifications	—	—	—	—	(17,589)	—	(17,589)	(79)	(1,199)	(1,278)	(18,867)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	10,961	—	10,961	50	251	301	11,262
Deferred compensation plan, net	—	—	(1,237)	1,237	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	14,246	—	—	14,248	—	—	—	14,248
Common stock redeemed for taxes withheld for stock based compensation, net	—	—	—	(5,059)	—	—	(5,059)	—	—	—	(5,059)
Common stock issued under dividend reinvestment plan	—	—	—	1,139	—	—	1,139	—	—	—	1,139
Common stock issued, net of issuance costs	—	19	—	125,589	—	—	125,608	—	—	—	125,608
Contributions from partners	—	—	—	—	—	—	—	—	606	606	606
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	—	1,275	—	1,275	1,275
Distributions to partners	—	—	—	—	—	—	—	—	(4,888)	(4,888)	(4,888)
Cash dividends declared:
Common stock/unit ($2.38 per share)	—	—	—	—	—	(402,633)	(402,633)	(1,822)	—	(1,822)	(404,455)
Balance at December 31, 2020	$—	1,697	(24,436)	7,792,082	(18,625)	(1,765,806)	5,984,912	35,727	37,508	73,235	6,058,147

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2020, 2019, and 2018

(in thousands)

	2020	2019		2018
Cash flows from operating activities:
Net income	$47,317	243,258		252,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	345,900	374,283		359,688
Amortization of deferred loan costs and debt premiums	9,023	11,170		10,476
(Accretion) and amortization of above and below market lease intangibles, net	(40,540)	(43,867)		(33,330)
Stock-based compensation, net of capitalization	13,581	14,339		13,635
Equity in income of investments in real estate partnerships	(34,169)	(60,956)		(42,974)
Gain on sale of real estate, net of tax	(67,465)	(24,242)		(28,343)
Provision for impairment, net of tax	18,536	54,174		38,437
Goodwill impairment	132,128	—		—
Early extinguishment of debt	21,837	11,982		11,172
Distribution of earnings from investments in real estate partnerships	47,703	56,297		54,266
Settlement of derivative instrument	—	(6,870)		—
Deferred compensation expense	4,668	5,169		(1,085)
Realized and unrealized gain on investments	(5,519)	(5,433)		1,177
Changes in assets and liabilities:
Tenant and other receivables	16,944	(4,690)		(26,374)
Deferred leasing costs	(6,973)	(6,777)		(8,366)
Other assets	(1,200)	(1,570)		(1,410)
Accounts payable and other liabilities	997	4,175		(760)
Tenants’ security, escrow deposits and prepaid rent	(3,650)	829		11,793
Net cash provided by operating activities	499,118	621,271		610,327
Cash flows from investing activities:
Acquisition of operating real estate	(16,867)	(222,444)		(85,289)
Advance deposits refunded (paid) on acquisition of operating real estate	100	(125)		—
Real estate development and capital improvements	(180,804)	(200,012)		(226,191)
Proceeds from sale of real estate investments	189,444	137,572		250,445
Proceeds from property insurance casualty claims	7,957	9,350		—
(Issuance) collection of notes receivable	(1,340)	(547)	.	15,648
Investments in real estate partnerships	(51,440)	(66,921)		(74,238)
Return of capital from investments in real estate partnerships	32,125	63,693		14,647
Dividends on investment securities	353	660		531
Acquisition of investment securities	(25,155)	(23,458)		(23,164)
Proceeds from sale of investment securities	19,986	19,539		21,587
Net cash used in investing activities	(25,641)	(282,693)		(106,024)

	2020	2019	2018
Cash flows from financing activities:
Net proceeds from common stock issuance	125,608	—	—
Repurchase of common shares in conjunction with equity award plans	(5,512)	(6,204)	(6,772)
Proceeds from sale of treasury stock	269	9	99
Common shares repurchased through share repurchase program	—	(32,778)	(213,851)
Distributions to limited partners in consolidated partnerships, net	(2,770)	(3,367)	(4,526)
Distributions to exchangeable operating partnership unit holders	(1,366)	(1,051)	(777)
Dividends paid to common stockholders	(300,537)	(390,598)	(375,978)
Repayment of fixed rate unsecured notes	(300,000)	(250,000)	(150,000)
Proceeds from issuance of fixed rate unsecured notes, net	598,830	723,571	299,511
Proceeds from unsecured credit facilities	610,000	560,000	575,000
Repayment of unsecured credit facilities	(830,000)	(785,000)	(490,000)
Proceeds from notes payable	—	—	1,740
Repayment of notes payable	(67,189)	(55,680)	(113,037)
Scheduled principal payments	(11,104)	(9,442)	(9,964)
Payment of loan costs	(5,063)	(7,019)	(9,448)
Early redemption costs	(21,755)	(10,647)	(10,491)
Net cash used in financing activities	(210,589)	(268,206)	(508,494)
Net increase (decrease) in cash, cash equivalents, and restricted cash	262,888	70,372	(4,191)
Cash, cash equivalents, and restricted cash at beginning of the year	115,562	45,190	49,381
Cash, cash equivalents, and restricted cash at end of the year	$378,450	115,562	45,190
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,355, $4,192, and $7,020 in 2020, 2019, and 2018, respectively)	$151,338	136,139	136,645
Cash paid for income taxes, net of refunds	$1,870	1,225	5,455
Supplemental disclosure of non-cash transactions:
Exchangeable operating partnership units issued for acquisition of real estate	$1,275	25,870	—
Acquisition of real estate previously held within investments in real estate partnerships	$5,986	—	—
Mortgage loans for the acquisition of real estate	$16,359	26,152	9,700
Mortgage loan assumed by purchaser with the sale of real estate	$8,250	—	—
Change in fair value of securities	$315	660	(206)
Change in accrued capital expenditures	$12,166	10,704	—
Common stock issued for dividend reinvestment plan	$1,139	1,429	1,333
Stock-based compensation capitalized	$1,119	2,325	3,509
Common stock and exchangeable operating partnership dividends declared but not yet paid	$101,412	—	—
(Distributions to) Contributions from limited partners in consolidated partnerships, net	$(1,512)	66	13,000
Common stock issued for dividend reinvestment in trust	$819	987	841
Contribution of stock awards into trust	$1,524	2,582	1,314
Distribution of stock held in trust	$1,052	197	524

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

December 31, 2020 and 2019

(in thousands, except unit data)

	2020	2019
Assets
Real estate assets, at cost (note 1):	$11,101,858	11,095,294
Less: accumulated depreciation	1,994,108	1,766,162
Real estate assets, net	9,107,750	9,329,132
Investments in real estate partnerships (note 4)	467,155	469,522
Properties held for sale	33,934	45,565
Cash, cash equivalents, and restricted cash, including $2,377 and $2,542 of restricted cash at December 31, 2020 and 2019, respectively (note 1)	378,450	115,562
Tenant and other receivables (note 1)	143,633	169,337
Deferred leasing costs, less accumulated amortization of $113,959 and $108,381 at December 31, 2020 and 2019, respectively	67,910	76,798
Acquired lease intangible assets, less accumulated amortization of $284,880 and $259,310 at December 31, 2020 and 2019, respectively (note 6)	188,799	242,822
Right of use assets, net	287,827	292,786
Other assets (note 5)	261,446	390,729
Total assets	$10,936,904	11,132,253
Liabilities and Capital
Liabilities:
Notes payable (note 9)	$3,658,405	3,435,161
Unsecured credit facilities (note 9)	264,679	484,383
Accounts payable and other liabilities	302,361	213,705
Acquired lease intangible liabilities, less accumulated amortization of $145,966 and $131,676 at December 31, 2020 and 2019, respectively (note 6)	377,712	427,260
Lease liabilities	220,390	222,918
Tenants’ security, escrow deposits and prepaid rent	55,210	58,865
Total liabilities	4,878,757	4,842,292
Commitments and contingencies (note 16)	—	—
Capital:
Partners’ capital (note 12):
General partner; 169,680,138 and 167,571,218 units outstanding at December 31, 2020 and 2019, respectively	6,003,537	6,225,345
Limited partners; 765,046 and 746,433 units outstanding at December 31, 2020 and 2019	35,727	36,100
Accumulated other comprehensive (loss)	(18,625)	(11,997)
Total partners’ capital	6,020,639	6,249,448
Noncontrolling interests: Limited partners’ interests in consolidated partnerships	37,508	40,513
Total capital	6,058,147	6,289,961
Total liabilities and capital	$10,936,904	11,132,253

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the years ended December 31, 2020, 2019, and 2018

(in thousands, except per unit data)

	2020	2019	2018
Revenues:
Lease income	$980,166	1,094,301	1,083,770
Other property income	9,508	9,201	8,711
Management, transaction, and other fees	26,501	29,636	28,494
Total revenues	1,016,175	1,133,138	1,120,975
Operating expenses:
Depreciation and amortization	345,900	374,283	359,688
Operating and maintenance	170,073	169,909	168,034
General and administrative	75,001	74,984	65,491
Real estate taxes	143,004	136,236	137,856
Other operating expenses	12,642	7,814	9,737
Total operating expenses	746,620	763,226	740,806
Other expense (income):
Interest expense, net	156,678	151,264	148,456
Goodwill impairment	132,128	—	—
Provision for impairment of real estate, net of tax	18,536	54,174	38,437
Gain on sale of real estate, net of tax	(67,465)	(24,242)	(28,343)
Early extinguishment of debt	21,837	11,982	11,172
Net investment (income) loss	(5,307)	(5,568)	1,096
Total other expense (income)	256,407	187,610	170,818
Income from operations before equity in income of investments in real estate partnerships	13,148	182,302	209,351
Equity in income of investments in real estate partnerships (note 4)	34,169	60,956	42,974
Net income	47,317	243,258	252,325
Limited partners’ interests in consolidated partnerships	(2,225)	(3,194)	(2,673)
Net income attributable to common unit holders	$45,092	240,064	249,652
Income per common unit - basic (note 15):	$0.27	1.43	1.47
Income per common unit - diluted (note 15):	$0.26	1.43	1.46

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2020, 2019, and 2018

(in thousands)

	2020	2019	2018
Net income	$47,317	243,258	252,325
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(19,187)	(15,585)	402
Reclassification adjustment of derivative instruments included in net income	11,262	3,269	5,342
Unrealized gain (loss) on available-for-sale securities	320	315	(95)
Other comprehensive (loss) income	(7,605)	(12,001)	5,649
Comprehensive income	39,712	231,257	257,974
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	2,225	3,194	2,673
Other comprehensive (loss) income attributable to noncontrolling interests	(948)	(912)	288
Comprehensive (loss) income attributable to noncontrolling interests	1,277	2,282	2,961
Comprehensive income attributable to the Company	$38,435	228,975	255,013
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the years ended December 31, 2020, 2019, and 2018

(in thousands)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2017	$6,698,341	10,907	(6,289)	6,702,959	30,095	6,733,054
Adjustment due to change in accounting policy (note 1)	30,889	—	12	30,901	2	30,903
Adjusted balance at January 1, 2018	6,729,230	10,907	(6,277)	6,733,860	30,097	6,763,957
Net income	249,127	525	—	249,652	2,673	252,325
Other comprehensive income
Other comprehensive income before reclassifications	—	—	36	36	271	307
Amounts reclassified from accumulated other comprehensive income	—	11	5,314	5,325	17	5,342
Deferred compensation plan, net	(13)	—	—	(13)	—	(13)
Contributions from partners	—	—	—	—	13,000	13,000
Distributions to partners	(377,311)	(777)	—	(378,088)	(4,526)	(382,614)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	16,745	—	—	16,745	—	16,745
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(213,851)	—	—	(213,851)	—	(213,851)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(5,030)	—	—	(5,030)	—	(5,030)
Balance at December 31, 2018	$6,398,897	10,666	(927)	6,408,636	41,532	6,450,168
Net income	239,430	634	—	240,064	3,194	243,258
Other comprehensive income
Other comprehensive income before reclassifications	—	(31)	(14,388)	(14,419)	(851)	(15,270)
Amounts reclassified from accumulated other comprehensive income	—	12	3,318	3,330	(61)	3,269
Contributions from partners	—	—	—	—	2,151	2,151
Issuance of exchangeable operating partnership units	—	25,870	—	25,870	—	25,870
Distributions to partners	(392,027)	(1,051)	—	(393,078)	(5,518)	(398,596)
Reallocation of limited partners' interest	(66)	—	—	(66)	66	—
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	16,254	—	—	16,254	—	16,254
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(32,778)	—	—	(32,778)	—	(32,778)
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(4,365)	—	—	(4,365)	—	(4,365)
Balance at December 31, 2019	$6,225,345	36,100	(11,997)	6,249,448	40,513	6,289,961

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2019	$6,225,345	36,100	(11,997)	6,249,448	40,513	6,289,961
Net income	44,889	203	—	45,092	2,225	47,317
Other comprehensive loss
Other comprehensive loss before reclassifications	—	(79)	(17,589)	(17,668)	(1,199)	(18,867)
Amounts reclassified from accumulated other comprehensive loss	—	50	10,961	11,011	251	11,262
Contributions from partners	—	—	—	—	606	606
Issuance of exchangeable operating partnership units	—	1,275	—	1,275	—	1,275
Distributions to partners	(402,633)	(1,822)	—	(404,455)	(4,888)	(409,343)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	14,248	—	—	14,248	—	14,248
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	125,608	—	—	125,608	—	125,608
Common units redeemed as a result of common stock redeemed by Parent Company, net of issuances	(3,920)	—	—	(3,920)	—	(3,920)
Balance at December 31, 2020	$6,003,537	35,727	(18,625)	6,020,639	37,508	6,058,147

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2020, 2019, and 2018

(in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$47,317	243,258	252,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	345,900	374,283	359,688
Amortization of deferred loan costs and debt premiums	9,023	11,170	10,476
(Accretion) and amortization of above and below market lease intangibles, net	(40,540)	(43,867)	(33,330)
Stock-based compensation, net of capitalization	13,581	14,339	13,635
Equity in income of investments in real estate partnerships	(34,169)	(60,956)	(42,974)
Gain on sale of real estate, net of tax	(67,465)	(24,242)	(28,343)
Provision for impairment, net of tax	18,536	54,174	38,437
Goodwill impairment	132,128	—	—
Early extinguishment of debt	21,837	11,982	11,172
Distribution of earnings from investments in real estate partnerships	47,703	56,297	54,266
Settlement of derivative instrument	—	(6,870)	—
Deferred compensation expense	4,668	5,169	(1,085)
Realized and unrealized gain on investments	(5,519)	(5,433)	1,177
Changes in assets and liabilities:
Tenant and other receivables	16,944	(4,690)	(26,374)
Deferred leasing costs	(6,973)	(6,777)	(8,366)
Other assets	(1,200)	(1,570)	(1,410)
Accounts payable and other liabilities	997	4,175	(760)
Tenants’ security, escrow deposits and prepaid rent	(3,650)	829	11,793
Net cash provided by operating activities	499,118	621,271	610,327
Cash flows from investing activities:
Acquisition of operating real estate	(16,867)	(222,444)	(85,289)
Advance deposits refunded (paid) on acquisition of operating real estate	100	(125)	—
Real estate development and capital improvements	(180,804)	(200,012)	(226,191)
Proceeds from sale of real estate investments	189,444	137,572	250,445
Proceeds from property insurance casualty claims	7,957	9,350	—
(Issuance) collection of notes receivable	(1,340)	(547)	15,648
Investments in real estate partnerships	(51,440)	(66,921)	(74,238)
Return of capital from investments in real estate partnerships	32,125	63,693	14,647
Dividends on investment securities	353	660	531
Acquisition of investment securities	(25,155)	(23,458)	(23,164)
Proceeds from sale of investment securities	19,986	19,539	21,587
Net cash used in investing activities	(25,641)	(282,693)	(106,024)

	2020	2019	2018
Cash flows from financing activities:
Net proceeds from common stock issuance	125,608	—	—
Repurchase of common units in conjunction with tax withholdings on equity award plans	(5,512)	(6,204)	(6,772)
Proceeds from treasury units issued as a result of treasury stock sold by Parent Company	269	9	99
Common shares repurchased through share repurchase program	—	(32,778)	(213,851)
Distributions to limited partners in consolidated partnerships, net	(2,770)	(3,367)	(4,526)
Distributions to partners	(301,903)	(391,649)	(376,755)
Repayment of fixed rate unsecured notes	(300,000)	(250,000)	(150,000)
Proceeds from issuance of fixed rate unsecured notes, net	598,830	723,571	299,511
Proceeds from unsecured credit facilities	610,000	560,000	575,000
Repayment of unsecured credit facilities	(830,000)	(785,000)	(490,000)
Proceeds from notes payable	—	—	1,740
Repayment of notes payable	(67,189)	(55,680)	(113,037)
Scheduled principal payments	(11,104)	(9,442)	(9,964)
Payment of loan costs	(5,063)	(7,019)	(9,448)
Early redemption costs	(21,755)	(10,647)	(10,491)
Net cash used in financing activities	(210,589)	(268,206)	(508,494)
Net increase (decrease) in cash and cash equivalents and restricted cash	262,888	70,372	(4,191)
Cash, cash equivalents, and restricted cash at beginning of the year	115,562	45,190	49,381
Cash, cash equivalents, and restricted cash at end of the year	$378,450	115,562	45,190
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,355, $4,192, and $7,020 in 2020, 2019, and 2018, respectively)	$151,338	136,139	136,645
Cash paid (received) for income taxes, net of refunds	$1,870	1,225	5,455
Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for partnership units exchanged	$1,275	25,870	—
Acquisition of real estate previously held within investments in real estate partnerships	$5,986	—	—
Mortgage loans for the acquisition of real estate	$16,359	26,152	9,700
Mortgage loan assumed by purchaser with the sale of real estate	$8,250	—	—
Change in fair value of securities available-for-sale	$315	660	(206)
Change in accrued capital expenditures	$12,166	10,704	—
Common stock issued by Parent Company for dividend reinvestment plan	$1,139	1,429	1,333
Stock-based compensation capitalized	$1,119	2,325	3,509
Common stock and exchangeable operating partnership dividends declared but not yet paid	$101,412	—	—
(Distributions to) Contributions from limited partners in consolidated partnerships, net	$(1,512)	66	13,000
Common stock issued for dividend reinvestment in trust	$819	987	841
Contribution of stock awards into trust	$1,524	2,582	1,314
Distribution of stock held in trust	$1,052	197	524

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

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

As of  December 31, 2020, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the “Company” or “Regency”) owned 297 properties and held partial interests in an additional 114 properties through unconsolidated Investments in real estate partnerships (also referred to as “joint ventures” or “co-investment partnerships”).

Estimates, Risks, and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of commitments and contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Company’s financial statements relate to the net carrying values of its real estate investments, collectibility of lease income, goodwill, and acquired lease intangible assets and acquired lease intangible liabilities. It is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly if economic conditions were to weaken.

COVID-19 Pandemic

On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic” or the “pandemic”) by the World Health Organization as the disease spread throughout the world.  The pandemic continues to evolve, making the broader implications on the Company’s future results of operations and overall financial performance uncertain at this time.  While much of the Company’s lease income is derived from contractual rent payments, the tenants’ ability to meet their lease obligations have been negatively impacted by the disruptions and uncertainties of the pandemic.  The tenants’ ability to respond to these disruptions, including adapting to governmental orders or recommendations and changes in their customers’ shopping habits and behaviors, will influence the tenants’ ability to survive and ultimately fulfill their lease obligations.  While the announcement of vaccine approvals by the U.S. Food and Drug Administration (“FDA”) in early December 2020 was a positive development, at about the same time, several states and many localities reinstituted mandatory business limitations and closures as cases spiked again, in advance of full scale vaccine deployment.  Further, forced closures may occur as cases spike or additional strains of the virus emerge, while the speed of vaccine rollout remains uncertain.

Due to the pandemic, certain tenants have requested rent concessions or have sought to renegotiate future rents based on changes to the economic environment.  Other tenants have chosen not to reopen or honor the terms of their existing lease agreements.  In addition, in 2020 we saw a meaningful spike in the number of bankruptcy filings by our tenants versus prior years, which in certain cases can lead to a tenant “rejecting” (terminating) one or more of our leases as permitted by applicable bankruptcy law, or seeking to negotiate reduced rent as part of the bankruptcy reorganization process.

The Company is closely monitoring its cash collections from its tenants which significantly declined from historic levels at the start of the pandemic but have since gradually improved. As of February 8, 2021, we experienced sequential improvement in our collection rates of Pro-rata base rent billed by quarter in 2020 as follows:

	Q2	Q3	Q4
Base Rent Collections	79%	89%	92%

Since the pandemic began, the Company has executed approximately 1,600 rent deferral agreements within its consolidated and unconsolidated real estate portfolio.  The weighted average deferral period of these agreements is approximately 3.3 months, with repayment periods of approximately 9.7 months beginning in December 2020.  The Company expects to continue to work with tenants to address the adverse impacts of the pandemic, which may result in further rent deferrals, concessions or abatements.  As a result, there can be no assurance that our base rent collection percentages will continue at or

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

above Q4 2020 levels, or that cash flows from operations will be sufficient to sustain and fund the Company’s dividend payments without the benefit of other sources of capital or changes to its current dividend levels.  In the event of a surge in COVID-19 cases or new governmental restrictions causing our tenants to reduce their operations or close, our base rent collection percentages and percent leased could decline from recent 2020 levels.

New leasing activity declined in 2020 and is expected to remain below 2019 levels into 2021 as businesses delay executing leases amidst the immediate and uncertain future economic impacts of the pandemic.  This, coupled with tenant failures and bankruptcies, may result in decreased demand for space in our centers, which could result in pricing pressure on rents.  Additionally, if construction of tenant improvements are delayed due to the impacts of the pandemic, it may take longer before new tenants are able to open and commence rent payments, or attract new tenants.

The pandemic has adversely impacted the Company’s ability to start or complete tenant buildouts, new ground up development, or redevelopment of existing properties.  The pandemic has also impacted the Company’s ability to timely source materials for construction and has caused labor shortages which have impacted its ability to complete construction projects on anticipated schedules.  In the event a surge in new cases resulting in additional lockdowns occurs, similar impacts to the Company’s supply chain may arise which could have a material adverse effect on the Company’s business, financial condition and results of operation.  The Company continues to closely monitor its projects, which has resulted in prudently delaying, phasing or curtailing certain in-process and planned development, redevelopment and capital expenditure projects.

The duration and severity of the pandemic across the United States will continue to negatively impact many of the Company’s tenants, and their ability to meet their rent obligations under their lease agreements with the Company.  As such, the impact from the pandemic could still negatively impact the Company’s results of operations and financial condition in the future.

Our business continuity and disaster recovery plan enabled us to continue operating productively during the pandemic.  We have maintained, and expect to continue to maintain, without interruption, our financial reporting systems as well as our internal controls over our financial reporting and disclosure controls and procedures.

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

The Company consolidates properties that are wholly owned or properties where it owns less than 100%, but which it has control over the activities most important to the overall success of the partnership. Control is determined using an evaluation based on accounting standards related to the consolidation of variable interest entities (“VIEs”) and voting interest entities. For joint ventures that are determined to be a VIE, the Company consolidates the entity where it is deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

Ownership of the Parent Company

The Parent Company has a single class of common stock outstanding.

Ownership of the Operating Partnership

The Operating Partnership's capital includes general and limited common Partnership Units. As of December 31, 2020, the Parent Company owned approximately 99.6%, or 169,680,138, of the 170,445,184 outstanding common Partnership Units of the Operating Partnership, with the remaining limited common Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). Each EOP unit is exchangeable for cash or one share of common stock of the Parent Company, at the discretion of the Parent Company, and the unit holder cannot require redemption in cash or other assets (i.e. registered shares of the Parent).  The Parent Company has evaluated the conditions as specified under Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity as it relates to exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering unregistered common stock.  Accordingly, the Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income.  The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company's only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

Real Estate Partnerships

Regency has a partial ownership interest in 124 properties through partnerships, of which 10 are consolidated. Regency's partners include institutional investors and other real estate developers and/or operators (the “Partners” or “Limited Partners”). Regency has a variable interest in these entities through its equity interests. As managing member, Regency maintains the books and records and typically provides leasing and property and asset management services to the partnerships. The Partners’ level of involvement in these partnerships varies from protective decisions (debt, bankruptcy, selling primary asset(s) of business) to participating involvement such as approving leases, operating budgets, and capital budgets. The assets of these partnerships are restricted to the use of the partnerships and cannot be used by general creditors of the Company. And similarly, the obligations of these partnerships can only be settled by the assets of these partnerships or additional contributions by the partners.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

•

Those partnerships for which the Partners only have protective rights are considered VIEs under ASC Topic 810, Consolidation. Regency is the primary beneficiary of these VIEs as Regency has power over these partnerships, and they operate primarily for the benefit of Regency. As such, Regency consolidates these entities and reports the limited partners’ interest as noncontrolling interests.

The majority of the operations of the VIEs are funded with cash flows generated by the properties, or in the case of developments, with capital contributions or third party construction loans.

The major classes of assets, liabilities, and noncontrolling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	December 31, 2020	December 31, 2019
Assets
Net real estate investments (1)	$127,240	325,464
Cash, cash equivalents, and restricted cash (1)	4,496	57,269
Liabilities
Notes payable	6,340	17,740
Equity
Limited partners’ interests in consolidated partnerships	28,685	30,655
(1)	Included in the December 31, 2019 balances were real estate assets and cash held in Section 1031 like-kind exchanges, of which none remained at December 31, 2020.

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

Noncontrolling Interests of the Operating Partnership

The Operating Partnership has determined that limited partners' interests in consolidated partnerships are noncontrolling interests. Subject to certain conditions and pursuant to the terms of the partnership agreements, the Company generally has the right, but not the obligation, to purchase the other member’s interest or sell its own interest in these consolidated partnerships. The Operating Partnership has included these noncontrolling interests in permanent capital, separate from partners' capital, in the accompanying Consolidated Balance Sheets and Consolidated Statements of Capital.  The portion of net income (loss) or comprehensive income (loss) attributable to these noncontrolling interests is included in net income and comprehensive income in the accompanying Consolidated Statements of Operations and Consolidated Statements Comprehensive Income of the Operating Partnership.
(b)	Revenues and Tenant Receivable

Leasing Income and Tenant Receivables

The Company leases space to tenants under agreements with varying terms that generally provide for fixed payments of base rent, with stated increases over the term of the lease.  Some of the lease agreements contain provisions that provide for

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

additional rents based on tenants' sales volume (“percentage rent”), which are recognized when the tenants achieve the specified targets as defined in their lease agreements.  Additionally, most lease agreements contain provisions for reimbursement of the tenants' share of actual real estate taxes, insurance and common area maintenance (“CAM”) costs (collectively “Recoverable Costs”) incurred.

Lease terms generally range from three to seven years for tenant space under 10,000 square feet (“Shop Space”) and in excess of five years for spaces greater than 10,000 square feet (“Anchor Space”).  Many leases also provide the option for the tenants to extend their lease beyond the initial term of the lease.  If a tenant does not exercise its option or otherwise negotiate to renew, the lease expires and the lease contains an obligation for the tenant to relinquish its space, allowing it to be leased to a new tenant.  This generally involves some level of cost to prepare the space for re-leasing, which is capitalized and depreciated over the shorter of the life of the subsequent lease or the life of the improvement.

On January 1, 2019, the Company adopted the new accounting guidance in Accounting Standards Codification (“ASC”) Topic 842, Leases, including all related Accounting Standard Updates (“ASU”).  Prior to that, the Company applied ASC Topic 840, Leases, which required similar straight line lease income and expense recognition, and allowed initial indirect leasing costs to be deferred, but did not require balance sheet recognition of Right of use assets or Lease liabilities.

Classification

Under Topic 842, new leases or modifications thereto must be evaluated against specific classification criteria, which, based on the customary terms of the Company’s leases, are classified as operating leases, similar to the Company’s lease classification under the previous Topic 840.  However, certain longer-term leases (both lessee and lessor leases) may be classified as direct financing or sales type leases, which may result in selling profit and an accelerated pattern of earnings recognition.  At December 31, 2020, all of the Company’s leases were classified as operating leases.  See the pandemic discussion that follows for unique considerations amidst the pandemic.

Recognition and Presentation

CAM is a non-lease component of the lease contract under Topic 842, and therefore recognition for these CAM expenses would be accounted for under Topic 606, Revenue from Contracts with Customers, and presented separate from Lease income in the Consolidated Statements of Operations, based on an allocation of the overall consideration in the lease contract, which is not necessarily the amount that would be billable to the tenants for CAM reimbursements per the terms of the lease contract.  As the timing and pattern of providing the CAM service to the tenant is the same as the timing and pattern of the tenants' use of the underlying lease asset, the Company elected, as part of an available practical expedient, to combine CAM with the remaining lease components, along with tenants' reimbursement of real estate taxes and insurance, and recognize them together as Lease income in the accompanying Consolidated Statements of Operations.

Collectibility

Lease income for operating leases with fixed payment terms is recognized on a straight-line basis over the expected term of the lease for all leases for which collectibility is considered probable at the commencement date.  At lease commencement, the Company generally expects that collectibility of substantially all payments due under the lease is probable due to the Company’s credit checks on tenants and other creditworthiness analysis undertaken before entering into a new lease; therefore, income from most operating leases is initially recognized on a straight-line basis.  For operating leases in which collectibility of Lease income is not considered probable, Lease income is recognized on a cash basis and all previously recognized straight-line rent receivables are reversed in the period in which the Lease income is determined not to be probable of collection.  In addition to the lease-specific collectibility assessment performed under Topic 842, the Company may also recognize a general reserve, as a reduction to Lease income, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical collection experience.

The Company estimates the collectibility of the accounts receivable related to base rents, straight-line rents, recoveries from tenants, and other revenue taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms.  Beginning with the adoption of ASC 842, Leases, on January 1, 2019, uncollectible lease income is a direct charge against Lease income.  Prior to 2019, uncollectible lease income was recorded in Other operating expenses, while uncollectible straight line rent was recorded as a charge to Lease income.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

COVID-19 Pandemic and Rent Concessions

During 2020, in response to the pandemic and the resulting entry into agreements for rent concessions between tenants and landlords, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19.  In this guidance, entities could elect not to apply lease modification accounting with respect to such lease concessions, and instead, treat the concession as if it was a part of the existing contract.  This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the right of the lessor or the obligations of the lessee.  The Company has elected to treat concessions that satisfy this criteria as though the concession was part of the existing contract and therefore not treated like a lease modification.

Since the pandemic began, the Company has executed approximately 1,600 rent deferral agreements representing $40.8 million of rent or 4.6% of Pro-rata annual base rent, within its consolidated and unconsolidated real estate portfolio.  The weighted average deferral period of these agreements is approximately 3.3 months, with repayment periods of approximately 9.7 months beginning in December 2020.  The Company will continue to negotiate with some tenants, which may result in further rent concessions as determined necessary and appropriate.  Collectibility assessment of these concessions generally includes consideration of the tenants’ business performance, ability to sustain their business in the current environment, as well as an assessment of their credit worthiness and ability to repay such amounts in the future.

The following table represents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

	December 31,
(in thousands)	2020	2019
Tenant receivables	$39,658	35,526
Straight-line rent receivables	86,615	107,087
Other receivables (1)	17,360	26,724
Total tenant and other receivables, net	$143,633	169,337
(1)	Other receivables include construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction and other fee income.

Real Estate Sales

The Company accounts for sales of nonfinancial assets under Subtopic 610-20, whereby the Company derecognizes real estate and recognizes a gain or loss on sales when a contract exists and control of the property has transferred to the buyer. Control of the property, including controlling financial interest, is generally considered to transfer upon closing through transfer of the legal title and possession of the property. Any retained noncontrolling interest is measured at fair value at that time. The adoption this Subtopic 610-20 on January 1, 2018, resulted in the recognition, through opening retained earnings, of $30.9 million of previously deferred gains from property sales to the Company's Investments in real estate partnerships.

Management Services and Other Property Income

The Company recognizes revenue under Topic 606, Revenue from Contracts with Customers, when or as control of the promised services are transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The following is a description of the Company's revenue from contracts with customers within the scope of Topic 606.

Property and Asset Management Services

The Company is engaged under agreements with its joint venture partnerships, which are generally perpetual in nature and cancellable through unanimous partner approval, absent an event of default. Under these agreements, the Company is to provide asset and property management and leasing services for the joint ventures' shopping centers. The fees are market-based, generally calculated as a percentage of either revenues earned or the estimated values of the properties managed or the proceeds received, and are recognized over the monthly or quarterly periods as services are rendered. Property management and asset management services represent a series of distinct daily services. Accordingly, the Company satisfies its performance obligation as service is rendered each day and the variability associated with that compensation is resolved each day. Amounts due from the partnerships for such services are paid during the month following the monthly or quarterly service periods.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

Several of the Company’s partnership agreements provide for incentive payments, generally referred to as “promotes” or “earnouts,” to Regency for appreciation in property values in Regency's capacity as manager. The terms of these promotes are based on appreciation in real estate value over designated time intervals or upon designated events. The Company evaluates its expected promote payout at each reporting period, which generally does not result in revenue recognition until the measurement period has completed, when the amount can be reasonably determined and the amount is not probable of significant reversal. The Company did not recognize any promote revenue during the years ended December 31, 2020, 2019, or 2018.

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

Transaction Services

The Company also receives transaction fees, as contractually agreed upon with each joint venture, which include acquisition fees, disposition fees, and financing service fees. Control of these services is generally transferred at the time the related transaction closes, which is the point in time when the Company recognizes the related fee revenue. Any unpaid amounts related to transaction-based fees are included in Tenant and other receivables within the Consolidated Balance Sheets.

Other Property Income

Other property income includes parking fee and other incidental income from the properties and is generally recognized at the point in time that the performance obligation is met.

All income from contracts with the Company’s real estate partnerships is included within Management, transaction and other fees on the Consolidated Statements of Operations.  The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts are as follows:

		Year ended December 31,
(in thousands)	Timing of satisfaction of performance obligations	2020	2019	2018
Management, transaction, and other fees:
Property management services	Over time	$14,444	14,744	14,663
Asset management services	Over time	6,963	7,135	7,213
Leasing services	Point in time	3,150	3,692	4,044
Other transaction fees	Point in time	1,944	4,065	2,574
Total management, transaction, and other fees		$26,501	29,636	28,494

The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $9.9 million and $11.6 million, as of December 31, 2020 and 2019, respectively.

(c)	Real Estate Investments

The following table details the components of Real estate assets in the Consolidated Balance Sheets:

(in thousands)	December 31, 2020	December 31, 2019
Land	$4,230,989	$4,288,695
Land improvements	630,264	607,624
Buildings	5,083,660	5,101,061
Building and tenant improvements	997,704	946,034
Construction in progress	159,241	151,880
Total real estate assets	$11,101,858	11,095,294

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

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

Pre-development costs represent the costs the Company incurs prior to land acquisition or pursuing a redevelopment including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing or redeveloping a shopping center.  As of December 31, 2020 and 2019, the Company had nonrefundable deposits and other pre development costs of approximately $25.3 million and $17.7 million, respectively.  If the Company determines that the development or redevelopment of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed.  During the years ended December 31, 2020, 2019, and 2018, the Company expensed pre-development costs of approximately $10.5 million, $2.5 million, and $1.9 million, respectively, in Other operating expenses in the accompanying Consolidated Statements of Operations.

Interest costs are capitalized into each development and redevelopment project based upon applying the Company's weighted average borrowing rate to that portion of the actual development or redevelopment costs expended. The Company discontinues interest and real estate tax capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would the Company capitalize interest on the project beyond 12 months after substantial completion of the building shell.  During the years ended December 31, 2020, 2019, and 2018, the Company capitalized interest of $4.4 million, $4.2 million, and $7.0 million, respectively, on our development and redevelopment projects.

We have a staff of employees directly supporting our development and redevelopment program.  All direct internal costs attributable to these development activities are capitalized as part of each development and redevelopment project.  The capitalization of costs is directly related to the actual level of development activity occurring.  During the years ended December 31, 2020, 2019, and 2018, we capitalized $10.2 million, $20.4 million, and $17.1 million, respectively, of direct internal costs incurred to support our development and redevelopment program.

Acquisitions

The Company generally accounts for operating property acquisitions as asset acquisitions. The Company capitalizes transaction costs associated with asset acquisitions and expenses transaction costs associated with business combinations. Both asset acquisitions and business combinations require that the Company recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the operating property acquired (“acquiree”).

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

December 31, 2020

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

Tax Basis

The net book basis of the Company's real estate assets exceeds the net tax basis by approximately $2.7 billion and $2.8 billion at December 31, 2020 and 2019, respectively, primarily due to the tax free merger with Equity One and inheriting lower carryover tax basis.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

(d)	Cash, Cash Equivalents, and Restricted Cash

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. As of December 31, 2020 and 2019, $2.4 million and $2.5 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.
(e)	Other Assets

Goodwill

Goodwill represents the excess of the purchase price consideration from the Equity One merger in 2017 over the fair value of the assets acquired and liabilities assumed. The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles - Goodwill and Other, and allocates its goodwill to its reporting units, which have been determined to be at the individual property level. The Company performs an impairment evaluation of its goodwill at least annually, in November of each year, or more frequently as triggers occur.  See note 5.

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

The adoption of Topic 842 on January 1, 2019, changed the treatment of leasing costs, such that non-contingent internal leasing and legal costs associated with leasing activities can no longer be capitalized.  The Company, as a lessor, may only defer as initial direct costs the incremental costs of a tenant’s operating lease that would not have been incurred if the lease had not been obtained.  These costs generally consist of third party broker payments.

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

December 31, 2020

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

The Company uses interest rate swaps to mitigate its interest rate risk on a related financial instrument or forecasted transaction, and the Company designates these interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company may also utilize cash flow hedges to lock U.S. Treasury rates in anticipation of future fixed-rate debt issuances. The gains or losses resulting from changes in fair value of derivatives that qualify as cash flow hedges are recognized in Accumulated other comprehensive income (loss) (“AOCI”). Upon the settlement of a hedge, gains and losses remaining in AOCI are amortized through earnings over the underlying term of the hedged transaction. The cash receipts or payments related to interest rate swaps are presented in cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows.

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

The Parent Company believes it qualifies, and intends to continue to qualify, as a REIT under the Code. As a REIT, the Parent Company will generally not be subject to federal income tax, provided that distributions to its stockholders are at least equal to REIT taxable income. All wholly-owned corporate subsidiaries of the Operating Partnership have elected to be a TRS or qualify as a REIT. The TRS's are subject to federal and state income taxes and file separate tax returns. As a pass through entity, the Operating Partnership generally does not pay taxes, but its taxable income or loss is reported by its partners, of which the Parent Company, as general partner and approximately 99.6% owner, is allocated its Pro-rata share of tax attributes.

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

In addition, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (2016 and forward for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into U.S. law on March 27, 2020 and provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. The Company is currently evaluating the programs and tax benefits that may apply to its operations including the corporate net operating loss carryback, increases in the interest expense limitation, employee retention credit, and deferrals of both employer payroll taxes and corporate estimated taxes.

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

December 31, 2020

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

Grocer anchor tenants represent approximately 20% of Pro-rata annual base rent. No single tenant accounts for 5% or more of revenue and none of the shopping centers are located outside the United States.
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

December 31, 2020

(o)	Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements and expected impact on our financial statements:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Recently adopted:
Accounting Standard Updates (“ASU”) 2016-13, June 2016, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

This ASU also applies to how the Company evaluates impairments of any available-for-sale debt securities and any non-operating lease receivables arising from leases classified as sales-type or direct finance leases.

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

The Company’s investments in available-for-sale debt securities are invested in investment grade quality holdings or U.S. government backed securities, and are well diversified.  During the year ended December 31, 2020, the Company did not recognize any allowance for credit loss.

Additionally, the Company’s non-operating lease receivables experienced no credit losses during the year ended December 31, 2020, and the Company has no other financial instruments, such as lease receivables arising from sales-type or direct finance leases, subject to this ASU.

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

ASU 2018-13, August 2018: Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

This ASU modifies the disclosure requirements for fair value measurements within the scope of Topic 820, Fair Value Measurements, including the removal and modification of certain existing disclosures, and the additional of new disclosures.

January 2020

The Company has completed its evaluation and adoption of this new standard.  The Company does not have any assets or liabilities measured to fair value requiring modified disclosures at December 31, 2020.  See note 11 for fair value disclosures

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

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

Notable changes of potential impact include income-based franchise taxes and interim period recognition of enacted changes in tax laws or rates.

	January 2021	The Company has evaluated this update and determined it will not have a material impact to its financial condition, results of operations, cash flows or related footnote disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

2.Real Estate Investments

Acquisitions

The following tables detail consolidated shopping centers acquired or land acquired for development or redevelopment for the periods set forth below:

(in thousands)		December 31, 2020
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/1/20	Country Walk Plaza (1)	Miami, FL	Operating	100%	$39,625	16,359	3,294	2,452
(1)

The purchase price presented above reflects the purchase price for 100% of the property, of which the Company previously owned a 30% equity interest prior to acquiring the other partner’s interest and gaining control.

(in thousands)		December 31, 2019
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/8/19	Pablo Plaza (1)	Jacksonville, FL	Operating	100%	$600	—	—	—
2/8/19	Melrose Market	Seattle, WA	Operating	100%	15,515	—	941	358
6/18/19	The Field at Commonwealth Ph II (2)	Chantilly, VA	Development	100%	4,083	—	—	—
6/21/19	Culver Public Market	Culver City, CA	Development	100%	1,279	—	—	—
6/28/19	6401 Roosevelt	Seattle, WA	Operating	100%	3,550	—	—	—
7/1/19	The Pruneyard	Campbell, CA	Operating	100%	212,500	—	16,991	5,833
9/17/19	Circle Marina Center	Long Beach, CA	Operating	100%	50,000	—	3,717	962
Total property acquisitions					$287,527	—	21,649	7,153
(1)	The Company purchased a 0.17 acre land parcel adjacent to the Company's existing operating Pablo Plaza for redevelopment.
(2)	The Company purchased The Field at Commonwealth Ph II, which is land adjacent to an existing operating property, for future development

3.	Property Dispositions

Dispositions

The following table provides a summary of consolidated shopping centers and consolidated land parcels disposed of during the periods set forth below:

	Year ended December 31,
(in thousands, except number sold data)	2020		2019	2018
Net proceeds from sale of real estate investments	$189,444	(1)	137,572	250,445
Gain on sale of real estate, net of tax	$67,465		24,242	28,343
Provision for impairment of real estate sold	$958		1,836	31,041
Number of operating properties sold	6		7	10
Number of land parcels sold	11		6	9
Percent interest sold	50% - 100%		100%	100%
(1)	Includes proceeds from repayment of a short-term note on the sale of one of the properties, issued at closing and repaid during the same three months ended March 31, 2020.

At December 31, 2020, the Company also had two properties classified within Properties held for sale on the Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

4.	Investments in Real Estate Partnerships

The Company invests in real estate partnerships, which consist of the following:

	December 31, 2020
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	The Company's Share of Net Income of the Partnership	Net Income of the Partnership
GRI - Regency, LLC (GRIR)	40.00%	67	$179,728	1,583,097	25,425	56,244
New York Common Retirement Fund (NYC) (1)	30.00%	4	27,627	205,332	488	4,241
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7	8,699	136,120	1,030	5,383
Columbia Regency Partners II, LLC (Columbia II)	20.00%	13	37,882	377,246	1,045	5,103
Cameron Village, LLC (Cameron)	30.00%	1	10,108	94,551	757	2,531
RegCal, LLC (RegCal)	25.00%	6	25,908	107,283	1,296	5,397
US Regency Retail I, LLC (USAA) (2)	20.01%	7	—	85,006	790	3,948
Other investments in real estate partnerships (3)	35.00% - 50.00%	9	177,203	478,592	3,338	8,574
Total investments in real estate partnerships		114	$467,155	3,067,227	34,169	91,421
(1)

On January 1, 2020, the Company purchased the remaining 70% of a property owned by the NYC partnership (Country Walk Plaza), as discussed in note 2, and therefore all earnings of this property are included in consolidated results from the date of acquisition and excluded from partnership earnings.

(2)

The USAA partnership has distributed proceeds from debt refinancing and real estate sales in excess of Regency’s carrying value of its investment, resulting in a negative investment balance of $4.4 million, which is recorded within Accounts Payable and other liabilities in the Consolidated Balance Sheets.

(3)	In January 2020, the Company purchased an additional 16.62% interest in Town and Country Shopping Center, bringing its total ownership interest to 35%.

	December 31, 2019
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	The Company's Share of Net Income of the Partnership	Net Income of the Partnership
GRI - Regency, LLC (GRIR)	40.00%	68	$187,597	1,612,459	43,536	96,721
New York Common Retirement Fund (NYC) (1)	30.00%	6	41,422	260,512	(9,967)	(5,832)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7	9,201	139,253	1,626	8,406
Columbia Regency Partners II, LLC (Columbia II)	20.00%	13	39,453	385,960	1,748	8,742
Cameron Village, LLC (Cameron)	30.00%	1	10,641	96,101	1,062	3,572
RegCal, LLC (RegCal)	25.00%	6	26,417	109,226	3,796	16,276
US Regency Retail I, LLC (USAA) (2)	20.01%	7	—	87,231	1,028	5,137
Other investments in real estate partnerships (3)	18.38% - 50.00%	8	154,791	468,142	18,127	38,182
Total investments in real estate partnerships		116	$469,522	3,158,884	60,956	171,204
(1)	During the third quarter of 2019, a $10.9 million impairment of real estate was recognized within the NYC partnership from changes in the expected hold periods of various properties.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

The summarized balance sheet information for the investments in real estate partnerships, on a combined basis, is as follows:

	December 31,
(in thousands)	2020	2019
Investments in real estate, net	$2,817,713	2,917,415
Acquired lease intangible assets, net	32,607	40,549
Other assets	216,907	200,920
Total assets	$3,067,227	3,158,884
Notes payable	$1,557,043	1,577,467
Acquired lease intangible liabilities, net	33,223	44,387
Other liabilities	97,321	96,388
Capital - Regency	509,873	508,875
Capital - Third parties	869,767	931,767
Total liabilities and capital	$3,067,227	3,158,884

The following table reconciles the Company's capital recorded by the unconsolidated partnerships to the Company's investments in real estate partnerships reported in the accompanying Consolidated Balance Sheet:

	December 31,
(in thousands)	2020	2019
Capital - Regency	$509,873	508,875
Basis difference	(47,119)	(43,296)
Negative investment in USAA (1)	4,401	3,943
Investments in real estate partnerships	$467,155	469,522
(1)

The USAA partnership has distributed proceeds from debt refinancing and real estate sales in excess of Regency's carrying value of its investment resulting in a negative investment balance, which is recorded within Accounts payable and other liabilities in the Consolidated Balance Sheets.

The revenues and expenses for the investments in real estate partnerships, on a combined basis, are summarized as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Total revenues	$381,094	417,053	414,631
Operating expenses:
Depreciation and amortization	101,590	97,844	99,847
Operating and maintenance	65,146	65,811	66,299
General and administrative	5,870	6,201	5,697
Real estate taxes	53,747	53,410	54,119
Other operating expenses	3,126	2,709	2,700
Total operating expenses	$229,479	225,975	228,662
Other expense (income):
Interest expense, net	66,786	75,449	73,508
Gain on sale of real estate	(7,146)	(64,798)	(16,624)
Early extinguishment of debt	554	—	—
Provision for impairment, net of tax	—	9,223	—
Total other expense (income)	60,194	19,874	56,884
Net income of the Partnerships	$91,421	171,204	129,085
The Company's share of net income of the Partnerships	$34,169	60,956	42,974

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

Acquisitions

The following table provides a summary of shopping centers and land parcels acquired through our unconsolidated real estate partnerships during 2020, which had no such acquisitions in 2019:

(in thousands)		Year ended December 31, 2020
Date Purchased	Property Name	City/State	Property Type	Co-investment Partner	Ownership %	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
11/13/20	Eastfield at Baybrook	Houston, TX	Development	Other	50.00%	$4,491	—	—	—

Dispositions

The following table provides a summary of shopping centers and land parcels disposed of through our unconsolidated real estate partnerships:

	Year ended December 31,
(in thousands)	2020	2019	2018
Proceeds from sale of real estate investments	$27,974	142,754	27,144
Gain on sale of real estate	$7,147	64,798	16,624
The Company's share of gain on sale of real estate	$2,413	29,422	3,608
Number of operating properties sold	2	4	1
Number of land out-parcels sold	—	—	2

Notes Payable

Scheduled principal repayments on notes payable held by our unconsolidated investments in real estate partnerships as of December 31, 2020, were as follows:

(in thousands) Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2021	$11,257	333,068	15,635	359,960	124,100
2022	7,736	254,873	—	262,609	97,465
2023	3,196	171,608	—	174,804	65,137
2024	1,796	33,690	—	35,486	14,217
2025	2,168	146,000	—	148,168	44,853
Beyond 5 Years	10,859	574,321	—	585,180	191,940
Net unamortized loan costs, debt premium / (discount)	—	(9,164)	—	(9,164)	(3,054)
Total notes payable	$37,012	1,504,396	15,635	1,557,043	534,658

These fixed and variable rate loans are all non-recourse to the partnerships, and mature through 2034, with 91.5% having a weighted average fixed interest rate of 4.1%. The remaining notes payable float over LIBOR and had a weighted average variable interest rate of 2.4% at December 31, 2020. Maturing loans will be repaid from proceeds from refinancing, partner capital contributions, or a combination thereof. The Company is obligated to contribute its Pro-rata share to fund maturities if the loans are not refinanced, and it has the capacity to do so from existing cash balances, availability on its line of credit, and operating cash flows. The Company believes that its partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, the Company would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our Pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Asset management, property management, leasing, and investment and financing services	$26,618	28,878	27,873

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

5.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets:

(in thousands)	December 31, 2020	December 31, 2019
Goodwill	$173,868	307,434
Investments	60,692	50,354
Prepaid and other	17,802	18,169
Derivative assets	—	2,987
Furniture, fixtures, and equipment, net	6,560	7,098
Deferred financing costs, net	2,524	4,687
Total other assets	$261,446	390,729

The following table presents the goodwill balances and activity during the year to date periods ended:

	December 31, 2020			December 31, 2019
(in thousands)	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$310,388	(2,954)	307,434	316,858	(2,715)	314,143
Goodwill allocated to Provision for impairment	—	(132,179)	(132,179)	—	(2,954)	(2,954)
Goodwill allocated to Properties held for sale	(1,191)	1,191	—	(2,472)	—	(2,472)
Goodwill associated with disposed reporting units:			—			—
Goodwill allocated to Provision for impairment	—	—	—	(1,779)	1,779	—
Goodwill allocated to Gain on sale of real estate	(1,784)	397	(1,387)	(2,219)	936	(1,283)
End of year balance	$307,413	(133,545)	173,868	310,388	(2,954)	307,434

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

During the three months ended March 31, 2020, the Company recognized $132.2 million of Goodwill impairment.  The market disruptions related to the significant economic impacts of the pandemic triggered evaluation of reporting unit fair values for goodwill impairment.  The Company’s reporting units are at the individual property level.  The carrying value of long-lived assets within each of the reporting units were first tested for recoverability with no resulting impairments.  Next, the fair value of each reporting unit was compared to its carrying value, including goodwill.  Of the 269 reporting units with goodwill, 87 of those were determined to have fair values lower than carrying value.  As such, goodwill impairment losses totaling $132.2 million were recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit.  Fair values of the reporting units were determined using a discounted cash flow approach, including then current market cash flow assumptions for impacts to existing tenant contractual rent as well as prospective future rent and percent leased changes and related capital and operating expenditures.  The cap rates and discount rates used in the analysis reflect management’s best estimate of market rates adjusted for the current environment.  No additional Goodwill impairments were recognized after March 31, 2020, including as a result of the Company’s annual goodwill impairment evaluation in November 2020.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

6.	Acquired Lease Intangibles

The Company had the following acquired lease intangibles:

	December 31,
(in thousands)	2020	2019
In-place leases	$414,298	$438,188
Above-market leases	59,381	63,944
Total intangible assets	473,679	502,132
Accumulated amortization	(284,880)	(259,310)
Acquired lease intangible assets, net	$188,799	242,822
Below-market leases	523,678	558,936
Accumulated amortization	(145,966)	(131,676)
Acquired lease intangible liabilities, net	$377,712	427,260

The following table provides a summary of amortization and net accretion amounts from acquired lease intangibles:

	Year ended December 31,
(in thousands)	2020	2019	2018	Line item in Consolidated Statements of Operations
In-place lease amortization	$48,297	60,250	76,649	Depreciation and amortization
Above-market lease amortization	7,658	9,112	10,433	Lease income
Below-market ground lease amortization (1)	—	—	1,688	Operating and maintenance
Acquired lease intangible asset amortization	$55,955	69,362	88,770

Below-market lease amortization	$50,103	54,730	45,561	Lease income
Above-market ground lease amortization (1)	—	—	94	Operating and maintenance
Acquired lease intangible liability amortization	$50,103	54,730	45,655
(1)

On January 1, 2019, the Company adopted the new accounting guidance in ASC Topic 842, Leases, including all related ASUs, and correspondingly reclassified Below-market ground leases and Above-market ground leases against the Company’s Right of use asset, where they continue to be amortized to Operating and maintenance in the accompanying Consolidated Statements of Operations.

The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for the next five years are as follows:

(in thousands)
In Process Year Ending December 31,	Amortization of In-place lease intangibles	Net accretion of Above / Below market lease intangibles
2021	$31,120	$24,237
2022	24,137	22,265
2023	19,580	21,183
2024	15,364	19,122
2025	12,604	18,540

7.	Leases

Lessor Accounting

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

December 31, 2020

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

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in ASC Topic 842:

(in thousands)	December 31, 2020	December 31, 2019
Operating lease income
Fixed and in-substance fixed lease income	$807,603	813,444
Variable lease income	247,384	247,861
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	42,219	45,392
Uncollectible straight line rent	(34,673)	(7,002)
Uncollectible amounts billable in lease income	(82,367)	(5,394)
Total lease income	$980,166	1,094,301

During the year ended December 31, 2020, the Company experienced a higher rate of uncollectible lease income driven by changes in expectations of collectibility of both past due rents and recoveries and future rent steps given the impact of the pandemic on our tenants.

Future minimum rents under non-cancelable operating leases, excluding variable lease payments, are as follows:

(in thousands)
For the year ended December 31,	December 31, 2020
2021	$754,396
2022	676,083
2023	578,023
2024	480,768
2025	372,377
Thereafter	1,329,274
Total	$4,190,921

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

December 31, 2020

The ground and office lease expense is recognized on a straight-line basis over the term of the leases, including management's estimate of expected option renewal periods.  Operating lease expense under the Company's ground and office leases was as follows, including straight-line rent expense and variable lease expenses such as CPI increases, percentage rent and reimbursements of landlord costs:

(in thousands)	December 31, 2020	December 31, 2019
Fixed operating lease expense
Ground leases	$13,716	13,982
Office leases	4,334	4,229
Total fixed operating lease expense	18,050	18,211
Variable lease expense
Ground leases	1,044	1,693
Office leases	585	552
Total variable lease expense	1,629	2,245
Total lease expense	$19,679	20,456
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows for operating leases	$15,003	14,815

Operating lease expense under the Company's ground and office leases was $19.7 million, $20.5 million and $19.1 million for the years ended December 31, 2020, 2019, and 2018 respectively, which includes fixed and variable rent expense.

The following table summarizes the undiscounted future cash flows by year attributable to the operating lease liabilities under ground and office leases as of December 31, 2020, and provides a reconciliation to the Lease liability included in the accompanying Consolidated Balance Sheets:

(in thousands)	Lease Liabilities
For the year ended December 31,	Ground Leases	Office Leases	Total
2021	$10,778	4,654	15,432
2022	10,837	3,379	14,216
2023	11,054	2,580	13,634
2024	11,103	2,114	13,217
2025	11,106	1,961	13,067
Thereafter	542,184	2,777	544,961
Total undiscounted lease liabilities	$597,062	17,465	614,527
Present value discount	(392,848)	(1,289)	(394,137)
Lease liabilities	$204,214	16,176	220,390
Weighted average discount rate	5.2%	3.8%
Weighted average remaining term (in years)	48.1	5.0

8.	Income Taxes

The Company has elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code with certain of its subsidiaries treated as taxable REIT subsidiary (“TRS”) entities, which are subject to federal and state income taxes.

The following table summarizes the tax status of dividends paid on our common shares:

	Year ended December 31,
(in thousands)	2020		2019	2018
Dividend per share	$2.19	(1)	2.34	2.22
Ordinary income	100%		97%	98%
Capital gain	—%		3%	—%
Qualified dividend income	—%		—%	2%
Section 199A dividend	100%		97%	98%

(1)  During 2020, the Company declared four quarterly dividends, the last of which was paid on January 5, 2021, with a portion allocated to the 2020 dividend period, and the balance allocated to 2021.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

Our consolidated expense (benefit) for income taxes for the years ended December 31, 2020, 2019, and 2018 was as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Income tax expense (benefit):
Current	$2,157	1,576	5,667
Deferred	(891)	(331)	(5,145)
Total income tax expense (benefit) (1)	$1,266	1,245	522
(1)

Includes $(355,000), $757,000 and $706,000 of tax (benefit) expense presented within Other operating expenses during the years ended December 31, 2020, 2019, and 2018, respectively. Additionally, $1.6 million, $488,000, and ($184,000) of tax expense (benefit) is presented within Gain on sale of real estate (or Provision for impairment), net of tax, during the years ended December 31, 2020, 2019, and 2018, respectively.

The TRS entities are subject to federal and state income taxes and file separate tax returns. Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income of the TRS entities, as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Computed expected tax (benefit) expense	$(3,665)	1,587	(584)
State income tax, net of federal benefit	(593)	650	636
Valuation allowance	1,043	(91)	(392)
Permanent items	5,079	(819)	1,067
All other items	(598)	(82)	(205)
Total income tax expense (1)	1,266	1,245	522
Income tax expense attributable to operations (1)	$1,266	1,245	522
(1)

Includes ($355,000), $757,000, and $706,000 of tax (benefit) expense presented within Other operating expenses during the years ended December 31, 2020, 2019, and 2017, respectively. Additionally, $1.6 million, $488,000, and ($184,000) of tax expense (benefit) is presented within Gain on sale of real estate (or Provision for impairment), net of tax, during the years ended December 31, 2020, 2019 and 2018, respectively.

The tax effects of temporary differences (included in Accounts payable and other liabilities in the accompanying Consolidated Balance Sheets) are summarized as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets
Provision for impairment	$508	—
Deferred interest expense	—	1,341
Fixed assets	1,077	—
Net operating loss carryforward	109	106
Other	771	88
Deferred tax assets	2,465	1,535
Valuation allowance	(2,465)	(680)
Deferred tax assets, net	$—	855
Deferred tax liabilities
Straight line rent	$(88)	(100)
Fixed assets	(12,943)	(14,404)
Deferred tax liabilities	(13,031)	(14,504)
Net deferred tax liabilities	$(13,031)	(13,649)

The net deferred tax liability decreased during 2020 due to sales and depreciation of properties at TRS entities. The Company believes it is more likely than not that the remaining deferred tax assets will not be realized unless tax planning strategies are implemented.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

9.	Notes Payable and Unsecured Credit Facilities

The Company’s outstanding debt consists of the following:

	Maturing Through	Weighted Average Contractual Rate	Weighted Average Effective Rate	December 31,
(in thousands)				2020	2019
Notes payable:
Fixed rate mortgage loans	10/1/2036	4.3%	4.0%	$272,749	$342,020
Variable rate mortgage loans (1)	6/2/2027	2.8%	2.9%	146,046	148,389
Fixed rate unsecured public and private debt	3/15/2049	3.8%	4.0%	3,239,609	2,944,752
Total notes payable				$3,658,404	3,435,161
Unsecured credit facilities:
Line of Credit (2)	3/23/2022	1.0%	1.4%	$—	$220,000
Term Loan (3)	1/5/2022	2.0%	2.1%	264,680	264,383
Total unsecured credit facilities				$264,680	484,383
Total debt outstanding				$3,923,084	3,919,544
(1)

Includes six mortgages with interest rates that vary on LIBOR based formulas. Four of these variable rate loans have interest rate swaps in place to fix the interest rates.  The effective fixed rates of the loans range from 2.5% to 4.1%.

(2)

Weighted average effective rate for the Line is calculated based on a fully drawn Line balance.  During February 2021, the Company amended its Line agreement to extend the maturity to March 23, 2025 retaining the same overall borrowing capacity of $1.25 billion and credit-based interest rate spread over LIBOR currently equal to 0.875%.

(3)	In January 2021, the Company repaid in full the $265 million Term Loan, using cash on hand.

Notes Payable

Notes payable consist of mortgage loans secured by properties and unsecured public and private debt. Mortgage loans may be repaid before maturity, but could be subject to yield maintenance premiums, and are generally due in monthly installments of principal and interest or interest only. Unsecured public debt may be repaid before maturity subject to accrued and unpaid interest through the proposed redemption date and a make-whole premium. Interest on unsecured public and private debt is payable semi-annually.

The Company is required to comply with certain financial covenants for its unsecured public debt as defined in the indenture agreements such as the following ratios: Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of December 31, 2020, management of the Company believes it is in compliance with all financial covenants for its unsecured public debt.

Unsecured Credit Facilities

At December 31, 2020, the Company had an unsecured line of credit commitment (the “Line”) and an unsecured term loan (the “Term Loan”) under separate credit agreements with a syndicate of banks.

At December 31, 2020, the Line had a borrowing capacity of $1.25 billion, which is reduced by the balance of outstanding borrowings and commitments from issued letters of credit. The Line bears interest at a variable rate of LIBOR plus 0.875% and is subject to a commitment fee of 0.15%, both of which are based on the Company's corporate credit rating.

On February 9, 2021, the Company entered into an Amended and Restated Credit Agreement, which among other items, i) retains a borrowing capacity of $ 1.25 billion, ii) includes a $125 million sublimit for swingline loans and $50 million available for issuance of letters of credits, iii) extends the maturity date to March 23, 2025 and iv) includes an option to extend the maturity date for two six-month periods.  The existing financial covenants under the Line remained unchanged.

The Term Loan bears interest at a variable rate based on LIBOR plus 0.95% and has an interest rate swap in place to fix the interest rate at 2.0%, as discussed further in note 10.  During January 2021, the Company repaid in full the $265 million Term Loan, and settled its related interest rate swap, as discussed in Note 10.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

The Company is required to comply with certain financial covenants as defined in the Line and Term Loan credit agreements, such as Ratio of Indebtedness to Total Asset Value (“TAV”), Ratio of Unsecured Indebtedness to Unencumbered Asset Value, Ratio of Adjusted EBITDA to Fixed Charges, Ratio of Secured Indebtedness to TAV, Ratio of Unencumbered Net Operating Income to Unsecured Interest Expense, and other covenants customary with this type of unsecured financing. As of December 31, 2020, the Company is in compliance with all financial covenants for the Line and Term Loan.

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	December 31, 2020
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)		Total
2021	$11,598	$31,562	$—		43,160
2022	11,797	5,848	265,000	(2)	282,645
2023	10,124	65,724	—		75,848
2024	5,301	90,744	250,000		346,045
2025	4,207	40,000	250,000		294,207
Beyond 5 Years	17,505	121,303	2,775,000		2,913,808
Unamortized debt premium/(discount) and issuance costs	—	3,082	(35,711)		(32,629)
Total notes payable	$60,532	358,263	3,504,289		3,923,084
(1)	Includes unsecured public and private debt and unsecured credit facilities.
(2)	In January 2021, the Company repaid in full the $265 million Term Loan.

The Company has $31.6 million of debt maturing over the next twelve months, which is in the form of non-recourse mortgage loans. The Company currently intends to repay the maturing balances and leave the properties unencumbered. The Company has sufficient capacity on its Line to repay the maturing debt, if necessary.

10.	Derivative Financial Instruments

The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors, and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings.  The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.  The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management.  The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements.  To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings.  The Company does not anticipate that any of the counterparties will fail to meet their obligations.

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

December 31, 2020

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value at December 31,
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2020	2019
8/1/16	1/5/22 (2)	$265,000	1 Month LIBOR with Floor	1.053%	$(2,472)	2,674
4/7/16	4/1/23	19,405	1 Month LIBOR	1.303%	(494)	148
12/1/16	11/1/23	32,369	1 Month LIBOR	1.490%	(1,181)	84
9/17/19	3/17/25	24,000	1 Month LIBOR	1.542%	(1,288)	81
6/2/17	6/2/27	36,592	1 Month LIBOR with Floor	2.366%	(3,856)	(1,515)
Total derivative financial instruments					$(9,291)	1,472
(1)

Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

(2)	In January 2021, the Company early settled the $265 million interest rate swap in connection with its repayment of the Term Loan.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of December 31, 2020, does not have any derivatives that are not designated as hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative				Location and Amount of Gain (Loss) Reclassified from AOCI into Income				Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Year ended December 31,				Year ended December 31,				Year ended December 31,
(in thousands)	2020	2019	2018		2020	2019	2018		2020	2019	2018
Interest rate swaps	$(19,187)	(15,585)	402	Interest expense, net	$8,790	3,269	5,342	Interest expense, net	$156,678	151,264	148,456
				Early extinguishment of debt (1)	$2,472	—	—	Early extinguishment of debt	$21,837	11,982	11,172
(1)

At December 31, 2020, based on intent to repay the Term Loan in January 2021, the Company recognized the Accumulated other comprehensive loss for the Term Loan swap in earnings within Early extinguishment of debt.

As of December 31, 2020, the Company expects approximately $3.7 million of accumulated comprehensive losses on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

11.	Fair Value Measurements
(a)	Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximates their fair values, except for the following:

	December 31,
	2020		2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,658,405	4,102,382	$3,435,161	3,688,604
Unsecured credit facilities	$264,679	265,226	$484,383	489,496

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of December 31, 2020 and 2019, respectively. These fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment (income) loss in the accompanying Consolidated Statements of Operations, and includes unrealized (gains) losses of ($3.0) million, ($3.8) million, and $3.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

December 31, 2020

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2020
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities	$44,986	44,986	—	—
Available-for-sale debt securities	15,706	—	15,706	—
Total	$60,692	44,986	15,706	—
Liabilities:
Interest rate derivatives	$(9,291)	—	(9,291)	—

	Fair Value Measurements as of December 31, 2019
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities	$39,599	39,599	—	—
Available-for-sale debt securities	10,755	—	10,755	—
Interest rate derivatives	2,987	—	2,987	—
Total	$53,341	39,599	13,742	—
Liabilities:
Interest rate derivatives	$(1,515)	—	(1,515)	—

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis:

	Fair Value Measurements as of December 31, 2020
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Operating properties	$25,000	—	25,000	—	(17,532)

	Fair Value Measurements as of December 31, 2019
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Operating properties	$71,131	—	28,131	43,000	(50,553)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

During the years ended December 31, 2020 and 2019, the Company recorded Provision for impairment of $17.5 million and $40.3 million, respectively, on one operating property which is classified as held and used.  The property, which is located in the Manhattan market of New York City, was impaired during 2019 as a result of a fair value analysis performed based on lease up expectations after its single retail tenant declared bankruptcy.  As the pandemic continued to impact the leasing market, limiting visibility for replacement prospects for this property, the hold period probabilities shifted triggering further evaluation of the current fair value resulting in the additional impairment charge during the fourth quarter of 2020.

The 2019 fair value was derived using a discounted cash flow model, which included assumptions around redevelopment of the asset to its highest and best use as a mixed-use project and re-leasing the space.  The discount rate of 8.58% and terminal capitalization rate of 4.75% used in the discounted cash flow model are considered significant inputs and assumptions to estimating the fair value of the property, which is considered a Level 3 input per the fair value hierarchy.  The 2020 fair value was based on third-party offers for the property and is reflected in the above Level 2 fair value hierarchy.

During the year ended December 31, 2019, the Company also recorded a $10.2 million Provision for impairment on one operating property which was classified as held and used and resulted in a fair value of $28.1 million.  That operating property is classified as held for sale at December 31, 2020.  The property was remeasured to fair value based on its expected selling price and is reflected in the above Level 2 fair value hierarchy.
12.	Equity and Capital

Common Stock of the Parent Company

At the Market (“ATM”) Program

Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500.0 million of common stock at prices determined by the market at the time of sale. There were no shares issued under the ATM equity program during the year ended December 31, 2020.  As of December 31, 2020, all $500 million of common stock authorized under the ATM program remained available for issuance.

Under a previous ATM equity program which expired on March 31, 2020, the Company sold shares through forward sale agreements, which the Company settled during March 2020.  At settlement, the Company issued 1,894,845 shares of its common stock, receiving $125.8 million of net proceeds which were used for working capital and general corporate purposes.

Share Repurchase Program

On February 4, 2020, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases or in privately negotiated transactions. Any shares purchased, if not retired, will be treated as treasury shares. The program is set to expire on February 5, 2021, but may be modified at the discretion of the Board. The timing and actual number of shares purchased under the program depend upon marketplace conditions, liquidity needs, and other factors. Through December 31, 2020, no shares have been repurchased under this program.

On February 3, 2021, the Company’s Board authorized a new common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases or in privately negotiated transactions.  Any shares purchased, if not retired, will be treated as treasury shares.  This new program is set to expire on February 3, 2023.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

General Partners

The Parent Company, as general partner, owned the following Partnership Units outstanding:

	December 31,
(in thousands)	2020	2019
Partnership units owned by the general partner	169,680	167,571
Partnership units owned by the limited partners	765	746
Total partnership units outstanding	170,445	168,317
Percentage of partnership units owned by the general partner	99.6%	99.6%

13.	Stock-Based Compensation

The Company recorded stock-based compensation in General and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below:

	Year ended December 31,
(in thousands)	2020	2019	2018
Restricted stock (1)	$14,248	16,254	16,745
Directors' fees paid in common stock	452	410	399
Capitalized stock-based compensation (2)	(1,119)	(2,325)	(3,509)
Stock-based compensation, net of capitalization	$13,581	14,339	13,635
(1)	Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.
(2)

Includes compensation expense specifically identifiable to development and redevelopment activities.  During 2018, these amounts also include compensation expense specifically identifiable to leasing activities, as non-contingent internal leasing costs were capitalizable prior to the adoption of Topic 842, Leases, on January 1, 2019.

The Company established its Omnibus Incentive Plan (the “Plan”) under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.4 million shares in the form of the Parent Company's common stock or stock options. As of December 31, 2020, there were 4.7 million shares available for grant under the Plan either through stock options or restricted stock awards.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

The following table summarizes non-vested restricted stock activity:

	Year ended December 31, 2020
	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested as of December 31, 2019	623,090
Time-based awards granted (1) (4)	144,497		$57.17
Performance-based awards granted (2) (4)	8,898		$62.04
Market-based awards granted (3) (4)	109,030		$73.54
Change in market-based awards earned for performance (3)	22,906		$62.39
Vested (5)	(244,694)		$58.94
Forfeited	(44,792)		$63.45
Non-vested as of December 31, 2020 (6)	618,935	$28,217
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

	Year ended December 31,
	2020	2019	2018
Volatility	18.50%	19.30%	19.20%
Risk free interest rate	1.30%	2.43%	2.26%
(4)	The weighted-average grant price for restricted stock granted during the years is summarized below:

	Year ended December 31,
	2020	2019	2018
Weighted-average grant price for restricted stock	$64.14	$65.11	$63.50

(5)	The total intrinsic value of restricted stock vested during the years is summarized below (in thousands):
	Year ended December 31,
	2020	2019	2018
Intrinsic value of restricted stock vested	$14,423	$17,684	$17,306
(6)

As of December 31, 2020, there was $12.9 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years. The Company issues new restricted stock from its authorized shares available at the date of grant.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

14.	Saving and Retirement Plans

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees and permits participants to defer eligible compensation up to the maximum allowable amount determined by the IRS. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $5,000 of their eligible compensation, is fully vested and funded as of December 31, 2020. Additionally, an annual profit sharing contribution may be made, which vests over a three year period. Costs for Company contributions to the plan totaled $3.5 million, $3.5 million, and $3.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

	Year ended December 31,
(in thousands)	2020	2019	Location in Consolidated Balance Sheets
Assets:
Securities	$40,964	36,849	Other assets
Liabilities:
Deferred compensation obligation	$40,962	36,755	Accounts payable and other liabilities

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

15.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands, except per share data)	2020	2019	2018
Numerator:
Income attributable to common stockholders - basic	$44,889	$239,430	249,127
Income attributable to common stockholders - diluted	$44,889	$239,430	249,127
Denominator:
Weighted average common shares outstanding for basic EPS	169,231	167,526	169,724
Weighted average common shares outstanding for diluted EPS (1) (2)	169,460	167,771	170,100
Income per common share – basic	$0.27	$1.43	1.47
Income per common share – diluted	$0.26	$1.43	1.46
(1)	Includes the dilutive impact of unvested restricted stock.
(2)

Using the treasury stock method, 2019 weighted average common shares outstanding for basic and diluted earnings per share exclude 1.9 million shares issuable under the forward ATM equity offering as they would be anti-dilutive.  These shares are included in 2020 weighted average common shares outstanding as they were settled in March 2020.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding for the years ended December 31, 2020, 2019, and 2018, were 765,046, 464,286, and 349,902, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit:

	Year ended December 31,
(in thousands, except per share data)	2020	2019	2018
Numerator:
Income attributable to common unit holders - basic	$45,092	$240,064	249,652
Income attributable to common unit holders - diluted	$45,092	$240,064	249,652
Denominator:
Weighted average common units outstanding for basic EPU	169,997	167,990	170,074
Weighted average common units outstanding for diluted EPU (1) (2)	170,225	168,235	170,450
Income per common unit – basic	$0.27	$1.43	1.47
Income per common unit – diluted	$0.26	$1.43	1.46
(1)	Includes the dilutive impact of unvested restricted stock.
(2)

Using the treasury stock method, weighted average common shares outstanding for basic and diluted earnings per share exclude 1.9 million shares issuable under the forward ATM equity offering outstanding during 2019 as they would be anti-dilutive.

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

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of December 31, 2020 and 2019, the Company had $9.7 million and $12.5 million, respectively, in letters of credit outstanding.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

17.	Summary of Quarterly Financial Data (Unaudited)

The following table summarizes selected Quarterly Financial Data for the Company on a historical basis for the years ended December 31, 2020 and 2019:

(in thousands except per share and per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2020
Operating Data:
Revenue	$283,658	231,113	242,944	258,460
Net (loss) income attributable to common stockholders	$(25,332)	19,046	12,688	38,487
Net (loss) income attributable to exchangeable operating partnership units	(115)	87	57	174
Net (loss) income attributable to common unit holders	$(25,447)	19,133	12,745	38,661
Net (loss) income attributable to common stock and unit holders per share and unit:
Basic	$(0.15)	0.11	0.07	0.23
Diluted	$(0.15)	0.11	0.07	0.23

Year ended December 31, 2019
Operating Data:
Revenue	$286,257	275,872	282,276	288,733
Net income attributable to common stockholders	$90,446	51,728	56,965	40,291
Net income attributable to exchangeable operating partnership units	190	109	157	178
Net income attributable to common unit holders	$90,636	51,837	57,122	40,469
Net income attributable to common stock and unit holders per share and unit:
Basic	$0.54	0.31	0.34	0.24
Diluted	$0.54	0.31	0.34	0.24

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2020

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
101 7th Avenue	$48,340	34,895	(57,260)	15,378	10,597	25,975	(1,015)	24,960	—
1175 Third Avenue	40,560	25,617	1	40,560	25,618	66,178	(2,866)	63,312	—
1225-1239 Second Ave	23,033	17,173	(33)	23,033	17,140	40,173	(2,044)	38,129	—
200 Potrero	4,860	2,251	124	4,860	2,375	7,235	(278)	6,957	—
22 Crescent Road	2,198	272	(318)	2,152	—	2,152	—	2,152	—
4S Commons Town Center	30,760	35,830	1,518	30,812	37,296	68,108	(27,466)	40,642	(84,191)
6401 Roosevelt	2,685	934	2	2,685	936	3,621	(36)	3,585	—
90 - 30 Metropolitan Avenue	16,614	24,171	133	16,614	24,304	40,918	(2,814)	38,104	—
91 Danbury Road	732	851	—	732	851	1,583	(141)	1,442	—
Alafaya Village	3,004	5,852	172	3,004	6,024	9,028	(941)	8,087	—
Amerige Heights Town Center	10,109	11,288	817	10,109	12,105	22,214	(5,594)	16,620	—
Anastasia Plaza	9,065	—	761	3,338	6,488	9,826	(3,104)	6,722	—
Ashford Place	2,584	9,865	1,216	2,584	11,081	13,665	(8,451)	5,214	—
Atlantic Village	4,282	18,827	1,688	4,766	20,031	24,797	(3,328)	21,469	—
Aventura Shopping Center	2,751	10,459	11,011	9,486	14,735	24,221	(2,718)	21,503	—
Aventura Square	88,098	20,771	1,705	89,657	20,917	110,574	(3,026)	107,548	(4,864)
Balboa Mesa Shopping Center	23,074	33,838	14,038	27,758	43,192	70,950	(15,913)	55,037	—
Banco Popular Building	2,160	1,137	(32)	2,160	1,105	3,265	(1,261)	2,004	—
Belleview Square	8,132	9,756	3,827	8,323	13,392	21,715	(9,110)	12,605	—
Belmont Chase	13,881	17,193	(426)	14,372	16,276	30,648	(5,857)	24,791	—
Berkshire Commons	2,295	9,551	2,696	2,965	11,577	14,542	(8,618)	5,924	—
Bird 107 Plaza	10,371	5,136	(25)	10,371	5,111	15,482	(847)	14,635	—
Bird Ludlam	42,663	38,481	417	42,663	38,898	81,561	(5,430)	76,131	—
Black Rock	22,251	20,815	388	22,251	21,203	43,454	(5,432)	38,022	(19,405)
Bloomingdale Square	3,940	14,912	20,222	8,634	30,440	39,074	(9,663)	29,411	—
Boca Village Square	43,888	9,726	14	43,888	9,740	53,628	(1,964)	51,664	—
Boulevard Center	3,659	10,787	2,761	3,659	13,548	17,207	(8,097)	9,110	—
Boynton Lakes Plaza	2,628	11,236	5,018	3,606	15,276	18,882	(8,541)	10,341	—
Boynton Plaza	12,879	20,713	104	12,879	20,817	33,696	(3,083)	30,613	—
Brentwood Plaza	2,788	3,473	356	2,788	3,829	6,617	(1,675)	4,942	—
Briarcliff La Vista	694	3,292	565	694	3,857	4,551	(3,155)	1,396	—
Briarcliff Village	4,597	24,836	2,469	4,597	27,305	31,902	(20,368)	11,534	—
Brick Walk	25,299	41,995	1,525	25,299	43,520	68,819	(9,406)	59,413	(32,369)
BridgeMill Market	7,521	13,306	613	7,522	13,918	21,440	(2,495)	18,945	(4,012)
Bridgeton	3,033	8,137	605	3,067	8,708	11,775	(3,206)	8,569	—
Brighten Park	3,983	18,687	11,477	4,234	29,913	34,147	(19,034)	15,113	—
Broadway Plaza	40,723	42,170	1,522	40,723	43,692	84,415	(5,789)	78,626	—
Brooklyn Station on Riverside	7,019	8,688	126	6,998	8,835	15,833	(2,263)	13,570	—
Brookside Plaza	35,161	17,494	406	35,161	17,900	53,061	(3,688)	49,373	—
Buckhead Court	1,417	7,432	4,506	1,417	11,938	13,355	(8,458)	4,897	—
Buckhead Station	70,411	36,518	1,520	70,448	38,001	108,449	(6,683)	101,766	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2020

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Buckley Square	2,970	5,978	1,366	2,970	7,344	10,314	(4,751)	5,563	—
Caligo Crossing	2,459	4,897	144	2,546	4,954	7,500	(3,406)	4,094	—
Cambridge Square	774	4,347	442	774	4,789	5,563	(3,176)	2,387	—
Carmel Commons	2,466	12,548	4,975	3,422	16,567	19,989	(10,882)	9,107	—
Carriage Gate	833	4,974	3,300	1,302	7,805	9,107	(6,751)	2,356	—
Carytown Exchange	4,378	1,328	(54)	4,378	1,274	5,652	(110)	5,542	—
Cashmere Corners	3,187	9,397	263	3,187	9,660	12,847	(1,737)	11,110	—
Centerplace of Greeley III	6,661	11,502	1,440	5,694	13,909	19,603	(6,098)	13,505	—
Charlotte Square	1,141	6,845	1,012	1,141	7,857	8,998	(1,465)	7,533	—
Chasewood Plaza	4,612	20,829	5,816	6,886	24,371	31,257	(19,129)	12,128	—
Chastain Square	30,074	12,644	1,973	30,074	14,617	44,691	(2,918)	41,773	—
Cherry Grove	3,533	15,862	4,524	3,533	20,386	23,919	(12,064)	11,855	—
Chimney Rock	23,613	48,173	395	23,613	48,568	72,181	(9,057)	63,124	—
Circle Center West	22,930	9,028	(22)	22,930	9,006	31,936	(1,478)	30,458	(9,143)
Circle Marina Center	29,303	18,437	(1)	29,303	18,436	47,739	(889)	46,850	(24,000)
CityLine Market	12,208	15,839	170	12,306	15,911	28,217	(3,992)	24,225	—
CityLine Market Phase II	2,744	3,081	3	2,744	3,084	5,828	(710)	5,118	—
Clayton Valley Shopping Center	24,189	35,422	3,056	24,538	38,129	62,667	(27,711)	34,956	—
Clocktower Plaza Shopping Ctr	49,630	19,624	523	49,630	20,147	69,777	(2,757)	67,020	—
Clybourn Commons	15,056	5,594	289	15,056	5,883	20,939	(1,588)	19,351	—
Cochran's Crossing	13,154	12,315	1,896	13,154	14,211	27,365	(10,728)	16,637	—
Compo Acres Shopping Center	28,627	10,395	735	28,627	11,130	39,757	(1,480)	38,277	—
Concord Shopping Plaza	30,819	36,506	1,460	31,272	37,513	68,785	(4,893)	63,892	(27,750)
Copps Hill Plaza	29,515	40,673	383	29,514	41,057	70,571	(5,931)	64,640	(11,258)
Coral Reef Shopping Center	14,922	15,200	2,474	15,332	17,264	32,596	(2,518)	30,078	—
Corkscrew Village	8,407	8,004	662	8,407	8,666	17,073	(3,944)	13,129	—
Cornerstone Square	1,772	6,944	1,685	1,772	8,629	10,401	(6,262)	4,139	—
Corvallis Market Center	6,674	12,244	470	6,696	12,692	19,388	(6,800)	12,588	—
Costa Verde Center	12,740	26,868	1,499	12,798	28,309	41,107	(26,837)	14,270	—
Country Walk Plaza	18,713	20,373	32	18,713	20,405	39,118	(754)	38,364	(16,000)
Countryside Shops	17,982	35,574	13,513	23,175	43,894	67,069	(7,352)	59,717	—
Courtyard Shopping Center	5,867	4	3	5,867	7	5,874	(2)	5,872	—
Culver Center	108,841	32,308	695	108,841	33,003	141,844	(5,282)	136,562	—
Danbury Green	30,303	19,255	432	30,303	19,687	49,990	(2,692)	47,298	—
Dardenne Crossing	4,194	4,005	704	4,343	4,560	8,903	(2,208)	6,695	—
Darinor Plaza	693	32,140	830	711	32,952	33,663	(4,708)	28,955	—
Diablo Plaza	5,300	8,181	2,170	5,300	10,351	15,651	(6,041)	9,610	—
Dunwoody Village	3,342	15,934	5,092	3,342	21,026	24,368	(15,986)	8,382	—
East Pointe	1,730	7,189	2,142	1,941	9,120	11,061	(6,348)	4,713	—
El Camino Shopping Center	7,600	11,538	12,968	10,328	21,778	32,106	(9,753)	22,353	—
El Cerrito Plaza	11,025	27,371	2,622	11,025	29,993	41,018	(12,499)	28,519	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2020

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
El Norte Pkwy Plaza	2,834	7,370	3,308	3,263	10,249	13,512	(6,158)	7,354	—
Encina Grande	5,040	11,572	20,063	10,518	26,157	36,675	(13,829)	22,846	—
Fairfield Center	6,731	29,420	1,177	6,731	30,597	37,328	(6,498)	30,830	—
Falcon Marketplace	1,340	4,168	554	1,340	4,722	6,062	(2,714)	3,348	—
Fellsway Plaza	30,712	7,327	9,494	34,923	12,610	47,533	(6,467)	41,066	(36,592)
Fenton Marketplace	2,298	8,510	(8,092)	512	2,204	2,716	(1,114)	1,602	—
Fleming Island	3,077	11,587	3,066	3,111	14,619	17,730	(8,838)	8,892	—
Fountain Square	29,650	29,036	(248)	29,712	28,726	58,438	(9,600)	48,838	—
French Valley Village Center	11,924	16,856	302	11,822	17,260	29,082	(14,190)	14,892	—
Friars Mission Center	6,660	28,021	1,985	6,660	30,006	36,666	(16,827)	19,839	—
Gardens Square	2,136	8,273	739	2,136	9,012	11,148	(5,480)	5,668	—
Gateway 101	24,971	9,113	1,627	24,971	10,740	35,711	(4,421)	31,290	—
Gateway Shopping Center	52,665	7,134	11,023	55,346	15,476	70,822	(17,675)	53,147	—
Gelson's Westlake Market Plaza	3,157	11,153	5,908	4,654	15,564	20,218	(8,309)	11,909	—
Glen Oak Plaza	4,103	12,951	961	4,103	13,912	18,015	(4,734)	13,281	—
Glengary Shoppes	9,120	11,541	855	9,120	12,396	21,516	(2,097)	19,419	—
Glenwood Village	1,194	5,381	326	1,194	5,707	6,901	(4,644)	2,257	—
Golden Hills Plaza	12,699	18,482	3,619	11,518	23,282	34,800	(10,743)	24,057	—
Grand Ridge Plaza	24,208	61,033	5,874	24,918	66,197	91,115	(23,405)	67,710	—
Greenwood Shopping Centre	7,777	24,829	504	7,777	25,333	33,110	(3,912)	29,198	—
Hammocks Town Center	28,764	25,113	696	28,764	25,809	54,573	(4,150)	50,423	—
Hancock	8,232	28,260	1,797	8,232	30,057	38,289	(17,255)	21,034	—
Harpeth Village Fieldstone	2,284	9,443	778	2,284	10,221	12,505	(5,890)	6,615	—
Heritage Plaza	12,390	26,097	13,787	12,215	40,059	52,274	(19,489)	32,785	—
Hershey	7	808	10	7	818	825	(498)	327	—
Hewlett Crossing I & II	11,850	18,205	765	11,850	18,970	30,820	(1,906)	28,914	(9,235)
Hibernia Pavilion	4,929	5,065	216	4,929	5,281	10,210	(3,606)	6,604	—
Hickory Creek Plaza	5,629	4,564	377	5,629	4,941	10,570	(5,023)	5,547	—
Hillcrest Village	1,600	1,909	51	1,600	1,960	3,560	(1,096)	2,464	—
Hilltop Village	2,995	4,581	3,714	3,104	8,186	11,290	(3,603)	7,687	—
Hinsdale	5,734	16,709	11,831	8,343	25,931	34,274	(14,822)	19,452	—
Holly Park	8,975	23,799	2,416	8,828	26,362	35,190	(6,374)	28,816	—
Homestead McDonald's	2,229	—	—	2,229	—	2,229	(30)	2,199	—
Howell Mill Village	5,157	14,279	2,888	5,157	17,167	22,324	(7,456)	14,868	—
Hyde Park	9,809	39,905	6,945	9,809	46,850	56,659	(27,741)	28,918	—
Indian Springs Center	24,974	25,903	683	25,034	26,526	51,560	(5,974)	45,586	—
Indigo Square	8,088	9,712	58	8,088	9,770	17,858	(1,137)	16,721	—
Inglewood Plaza	1,300	2,159	834	1,300	2,993	4,293	(1,719)	2,574	—
Keller Town Center	2,294	12,841	901	2,404	13,632	16,036	(7,487)	8,549	—
Kirkman Shoppes	9,364	26,243	528	9,367	26,768	36,135	(3,737)	32,398	—
Kirkwood Commons	6,772	16,224	929	6,802	17,123	23,925	(5,611)	18,314	(7,302)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2020

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Klahanie Shopping Center	14,451	20,089	552	14,451	20,641	35,092	(3,462)	31,630	—
Kroger New Albany Center	3,844	6,599	1,396	3,844	7,995	11,839	(6,020)	5,819	—
Lake Mary Centre	24,036	57,476	2,034	24,036	59,510	83,546	(9,501)	74,045	—
Lake Pine Plaza	2,008	7,632	932	2,029	8,543	10,572	(5,120)	5,452	—
Lantana Outparcels	3,710	1,004	(2,717)	1,148	849	1,997	(141)	1,856	—
Lebanon/Legacy Center	3,913	7,874	938	3,913	8,812	12,725	(6,458)	6,267	—
Littleton Square	2,030	8,859	(3,572)	2,423	4,894	7,317	(2,682)	4,635	—
Lloyd King Center	1,779	10,060	1,277	1,779	11,337	13,116	(6,850)	6,266	—
Lower Nazareth Commons	15,992	12,964	4,060	16,343	16,673	33,016	(10,883)	22,133	—
Mandarin Landing	7,913	27,230	342	7,913	27,572	35,485	(4,279)	31,206	—
Market at Colonnade Center	6,455	9,839	73	6,160	10,207	16,367	(4,833)	11,534	—
Market at Preston Forest	4,400	11,445	1,769	4,400	13,214	17,614	(7,683)	9,931	—
Market at Round Rock	2,000	9,676	6,614	1,996	16,294	18,290	(10,738)	7,552	—
Market at Springwoods Village	12,590	12,781	(83)	12,590	12,698	25,288	(2,690)	22,598	(6,350)
Market Common Clarendon	154,932	126,328	(3,854)	154,932	122,474	277,406	(18,036)	259,370	—
Marketplace at Briargate	1,706	4,885	199	1,727	5,063	6,790	(3,093)	3,697	—
Mellody Farm	35,726	66,165	(1)	35,726	66,164	101,890	(7,180)	94,710	—
Melrose Market	4,451	10,807	(74)	4,451	10,733	15,184	(1,264)	13,920	—
Millhopper Shopping Center	1,073	5,358	5,990	1,901	10,520	12,421	(7,550)	4,871	—
Mockingbird Commons	3,000	10,728	2,464	3,000	13,192	16,192	(7,455)	8,737	—
Monument Jackson Creek	2,999	6,765	919	2,999	7,684	10,683	(5,965)	4,718	—
Morningside Plaza	4,300	13,951	969	4,300	14,920	19,220	(8,615)	10,605	—
Murrayhill Marketplace	2,670	18,401	14,460	2,903	32,628	35,531	(15,919)	19,612	—
Naples Walk	18,173	13,554	1,821	18,173	15,375	33,548	(7,150)	26,398	—
Newberry Square	2,412	10,150	1,270	2,412	11,420	13,832	(9,034)	4,798	—
Newland Center	12,500	10,697	8,648	16,276	15,569	31,845	(9,589)	22,256	—
Nocatee Town Center	10,124	8,691	8,596	11,035	16,376	27,411	(7,575)	19,836	—
North Hills	4,900	19,774	1,517	4,900	21,291	26,191	(13,277)	12,914	—
Northgate Marketplace	5,668	13,727	(48)	4,995	14,352	19,347	(6,297)	13,050	—
Northgate Marketplace Ph II	12,189	30,171	133	12,189	30,304	42,493	(6,115)	36,378	—
Northgate Plaza (Maxtown Road)	1,769	6,652	4,961	2,840	10,542	13,382	(5,756)	7,626	—
Northgate Square	5,011	8,692	1,053	5,011	9,745	14,756	(4,720)	10,036	—
Northlake Village	2,662	11,284	(174)	2,662	11,110	13,772	(6,295)	7,477	—
Oak Shade Town Center	6,591	28,966	673	6,591	29,639	36,230	(10,268)	25,962	(6,301)
Oakbrook Plaza	4,000	6,668	5,756	4,766	11,658	16,424	(5,262)	11,162	—
Oakleaf Commons	3,503	11,671	839	3,190	12,823	16,013	(7,041)	8,972	—
Ocala Corners	1,816	10,515	528	1,816	11,043	12,859	(4,773)	8,086	—
Old St Augustine Plaza	2,368	11,405	13,437	3,454	23,756	27,210	(9,218)	17,992	—
Pablo Plaza	11,894	21,407	9,314	13,320	29,295	42,615	(3,973)	38,642	—
Paces Ferry Plaza	2,812	12,639	15,553	8,378	22,626	31,004	(11,089)	19,915	—
Panther Creek	14,414	14,748	5,837	15,212	19,787	34,999	(14,247)	20,752	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2020

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Pavillion	15,626	22,124	679	15,626	22,803	38,429	(3,869)	34,560	—
Peartree Village	5,197	19,746	878	5,197	20,624	25,821	(13,475)	12,346	—
Persimmon Place	25,975	38,114	(115)	26,692	37,282	63,974	(11,634)	52,340	—
Piedmont Peachtree Crossing	45,502	16,642	133	45,502	16,775	62,277	(2,765)	59,512	—
Pike Creek	5,153	20,652	2,601	5,251	23,155	28,406	(13,839)	14,567	—
Pine Island	21,086	28,123	3,113	21,086	31,236	52,322	(5,845)	46,477	—
Pine Lake Village	6,300	10,991	1,556	6,300	12,547	18,847	(7,181)	11,666	—
Pine Ridge Square	13,951	23,147	463	13,951	23,610	37,561	(3,656)	33,905	—
Pine Tree Plaza	668	6,220	769	668	6,989	7,657	(4,020)	3,637	—
Pinecrest Place	3,839	13,437	(201)	3,638	13,437	17,075	(1,646)	15,429	—
Plaza Escuela	24,829	104,395	1,218	24,829	105,613	130,442	(11,126)	119,316	—
Plaza Hermosa	4,200	10,109	3,608	4,202	13,715	17,917	(7,587)	10,330	—
Point 50	15,239	11,367	(1,040)	15,738	9,828	25,566	(51)	25,515	—
Point Royale Shopping Center	18,201	14,889	6,572	19,386	20,276	39,662	(4,176)	35,486	—
Post Road Plaza	15,240	5,196	153	15,240	5,349	20,589	(786)	19,803	—
Potrero Center	133,422	116,758	1,279	133,422	118,037	251,459	(12,894)	238,565	—
Powell Street Plaza	8,248	30,716	3,039	8,248	33,755	42,003	(16,814)	25,189	—
Powers Ferry Square	3,687	17,965	9,567	5,758	25,461	31,219	(18,419)	12,800	—
Powers Ferry Village	1,191	4,672	764	1,191	5,436	6,627	(4,182)	2,445	—
Prairie City Crossing (fka Folsom Prairie City Crossing)	4,164	13,032	729	4,164	13,761	17,925	(7,007)	10,918	—
Preston Oaks	763	30,438	(19,425)	569	11,207	11,776	(2,741)	9,035	—
Prestonbrook	7,069	8,622	1,180	7,069	9,802	16,871	(7,304)	9,567	—
Prosperity Centre	11,682	26,215	188	11,681	26,404	38,085	(3,809)	34,276	—
Ralphs Circle Center	20,939	6,317	98	20,939	6,415	27,354	(1,167)	26,187	—
Red Bank Village	10,336	9,500	1,938	10,514	11,260	21,774	(3,734)	18,040	—
Regency Commons	3,917	3,616	300	3,917	3,916	7,833	(2,726)	5,107	—
Regency Square	4,770	25,191	6,488	5,060	31,389	36,449	(24,600)	11,849	—
Rivertowns Square	15,505	52,505	2,486	16,779	53,717	70,496	(4,513)	65,983	—
Rona Plaza	1,500	4,917	288	1,500	5,205	6,705	(3,248)	3,457	—
Roosevelt Square	40,371	32,108	3,731	40,382	35,828	76,210	(3,138)	73,072	—
Russell Ridge	2,234	6,903	1,501	2,234	8,404	10,638	(5,659)	4,979	—
Ryanwood Square	10,581	10,044	167	10,573	10,219	20,792	(2,027)	18,765	—
Salerno Village	1,355	—	—	1,355	—	1,355	(19)	1,336	—
Sammamish-Highlands	9,300	8,075	8,746	9,592	16,529	26,121	(10,207)	15,914	—
San Carlos Marketplace	36,006	57,886	320	36,006	58,206	94,212	(6,559)	87,653	—
San Leandro Plaza	1,300	8,226	713	1,300	8,939	10,239	(5,122)	5,117	—
Sandy Springs	6,889	28,056	3,457	6,889	31,513	38,402	(8,851)	29,551	—
Sawgrass Promenade	10,846	12,525	368	10,846	12,893	23,739	(2,216)	21,523	—
Scripps Ranch Marketplace	59,949	26,334	688	59,949	27,022	86,971	(3,043)	83,928	—
Sequoia Station	9,100	18,356	2,339	9,100	20,695	29,795	(11,754)	18,041	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2020

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Serramonte Center	390,106	172,652	53,680	409,840	206,598	616,438	(44,005)	572,433	—
Shaw's at Plymouth	3,968	8,367	—	3,968	8,367	12,335	(1,392)	10,943	—
Sheridan Plaza	82,260	97,273	6,821	82,775	103,579	186,354	(13,520)	172,834	—
Sherwood Crossroads	2,731	6,360	1,189	2,731	7,549	10,280	(3,743)	6,537	—
Shoppes @ 104	11,193	—	2,371	7,078	6,486	13,564	(3,098)	10,466	—
Shoppes at Homestead	5,420	9,450	2,170	5,420	11,620	17,040	(6,650)	10,390	—
Shoppes at Lago Mar	8,323	11,347	(82)	8,323	11,265	19,588	(1,981)	17,607	—
Shoppes at Sunlake Centre	16,643	15,091	318	16,643	15,409	32,052	(3,099)	28,953	—
Shoppes of Grande Oak	5,091	5,985	581	5,091	6,566	11,657	(5,473)	6,184	—
Shoppes of Jonathan's Landing	4,474	5,628	432	4,474	6,060	10,534	(956)	9,578	—
Shoppes of Oakbrook	20,538	42,992	(456)	20,538	42,536	63,074	(5,672)	57,402	(2,654)
Shoppes of Silver Lakes	17,529	21,829	80	17,529	21,909	39,438	(3,726)	35,712	—
Shoppes of Sunset	2,860	1,316	53	2,860	1,369	4,229	(279)	3,950	—
Shoppes of Sunset II	2,834	715	(39)	2,834	676	3,510	(183)	3,327	—
Shops at County Center	9,957	11,296	700	9,973	11,980	21,953	(10,301)	11,652	—
Shops at Erwin Mill	9,082	6,124	256	9,087	6,375	15,462	(3,103)	12,359	(10,000)
Shops at John's Creek	1,863	2,014	(250)	1,501	2,126	3,627	(1,497)	2,130	—
Shops at Mira Vista	11,691	9,026	207	11,691	9,233	20,924	(2,491)	18,433	(204)
Shops at Quail Creek	1,487	7,717	704	1,448	8,460	9,908	(4,098)	5,810	—
Shops at Saugus	19,201	17,984	(3)	18,811	18,371	37,182	(11,141)	26,041	—
Shops at Skylake	84,586	39,342	1,737	85,117	40,548	125,665	(7,225)	118,440	—
Shops on Main	17,020	27,055	15,754	18,534	41,295	59,829	(12,297)	47,532	—
Sope Creek Crossing	2,985	12,001	3,267	3,332	14,921	18,253	(9,175)	9,078	—
South Beach Regional	28,188	53,405	783	28,188	54,188	82,376	(8,247)	74,129	—
South Point	6,563	7,939	94	6,563	8,033	14,596	(1,399)	13,197	—
Southbury Green	26,661	34,325	5,465	29,670	36,781	66,451	(5,018)	61,433	—
Southcenter	1,300	12,750	2,006	1,300	14,756	16,056	(8,503)	7,553	—
Southpark at Cinco Ranch	18,395	11,306	7,401	21,438	15,664	37,102	(7,368)	29,734	—
SouthPoint Crossing	4,412	12,235	1,190	4,382	13,455	17,837	(7,614)	10,223	—
Starke	71	1,683	10	71	1,693	1,764	(857)	907	—
Star's at Cambridge	31,082	13,520	(1)	31,082	13,519	44,601	(1,922)	42,679	—
Star's at Quincy	27,003	9,425	1	27,003	9,426	36,429	(2,114)	34,315	—
Star's at West Roxbury	21,973	13,386	(8)	21,973	13,378	35,351	(1,940)	33,411	—
Sterling Ridge	12,846	12,162	795	12,846	12,957	25,803	(10,271)	15,532	—
Stroh Ranch	4,280	8,189	710	4,280	8,899	13,179	(6,781)	6,398	—
Suncoast Crossing	9,030	10,764	4,553	13,374	10,973	24,347	(7,733)	16,614	—
Talega Village Center	22,415	12,054	58	22,415	12,112	34,527	(1,734)	32,793	—
Tamarac Town Square	12,584	9,221	838	12,584	10,059	22,643	(1,830)	20,813	—
Tanasbourne Market	3,269	10,861	(336)	3,149	10,645	13,794	(5,864)	7,930	—
Tassajara Crossing	8,560	15,464	1,960	8,560	17,424	25,984	(9,571)	16,413	—
Tech Ridge Center	12,945	37,169	3,761	13,625	40,250	53,875	(14,071)	39,804	(3,346)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2020

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
The Abbot	72,910	6,086	(5,444)	72,910	642	73,552	(85)	73,467	—
The Field at Commonwealth	30,771	18,010	1	30,772	18,010	48,782	(3,913)	44,869	—
The Gallery at Westbury Plaza	108,653	216,771	3,014	108,653	219,785	328,438	(27,088)	301,350	—
The Hub Hillcrest Market	18,773	61,906	5,600	19,611	66,668	86,279	(16,702)	69,577	—
The Marketplace	10,927	36,052	412	10,927	36,464	47,391	(4,801)	42,590	—
The Plaza at St. Lucie West	1,718	6,204	(15)	1,718	6,189	7,907	(873)	7,034	—
The Point at Garden City Park	741	9,764	5,795	2,559	13,741	16,300	(2,922)	13,378	—
The Pruneyard	112,136	86,918	900	112,136	87,818	199,954	(4,811)	195,143	(2,200)
The Shops at Hampton Oaks	843	372	(344)	737	134	871	(61)	810	—
The Village at Hunter's Lake	7,544	12,344	6	7,544	12,350	19,894	(546)	19,348	—
The Village at Riverstone	17,164	13,142	(85)	17,164	13,057	30,221	(1,587)	28,634	—
Town and Country	4,664	5,207	15	4,664	5,222	9,886	(1,268)	8,618	—
Town Square	883	8,132	209	883	8,341	9,224	(5,253)	3,971	—
Treasure Coast Plaza	7,553	21,554	1,009	7,553	22,563	30,116	(3,445)	26,671	(2,007)
Tustin Legacy	13,829	23,922	(37)	13,828	23,886	37,714	(3,793)	33,921	—
Twin City Plaza	17,245	44,225	2,478	17,263	46,685	63,948	(18,796)	45,152	—
Twin Peaks	5,200	25,827	1,908	5,200	27,735	32,935	(15,771)	17,164	—
Unigold Shopping Center	5,490	5,144	6,640	5,561	11,713	17,274	(2,846)	14,428	—
University Commons	4,070	30,785	493	4,070	31,278	35,348	(6,768)	28,580	—
Valencia Crossroads	17,921	17,659	1,333	17,921	18,992	36,913	(16,670)	20,243	—
Village at La Floresta	13,140	20,559	(291)	13,156	20,252	33,408	(5,596)	27,812	—
Village at Lee Airpark	11,099	12,973	3,341	11,803	15,610	27,413	(11,289)	16,124	—
Village Center	3,885	14,131	9,543	5,480	22,079	27,559	(11,152)	16,407	—
Von's Circle Center	49,037	22,618	735	49,037	23,353	72,390	(3,522)	68,868	(6,434)
Walker Center	3,840	7,232	4,238	3,878	11,432	15,310	(7,784)	7,526	—
Walmart Norwalk	20,394	21,261	9	20,394	21,270	41,664	(3,576)	38,088	—
Waterstone Plaza	5,498	13,500	57	5,498	13,557	19,055	(2,021)	17,034	—
Welleby Plaza	1,496	7,787	1,704	1,496	9,491	10,987	(8,155)	2,832	—
Wellington Town Square	2,041	12,131	(798)	2,041	11,333	13,374	(6,766)	6,608	—
West Bird Plaza	12,934	18,594	(10,423)	11,748	9,357	21,105	(1,250)	19,855	—
West Chester Plaza	1,857	7,572	668	1,857	8,240	10,097	(6,141)	3,956	—
West Lake Shopping Center	10,561	9,792	157	10,561	9,949	20,510	(2,043)	18,467	—
West Park Plaza	5,840	5,759	1,737	5,840	7,496	13,336	(4,571)	8,765	—
Westbury Plaza	116,129	51,460	3,462	116,129	54,922	171,051	(8,659)	162,392	(88,000)
Westchase	5,302	8,273	1,137	5,302	9,410	14,712	(4,148)	10,564	—
Westchester Commons	3,366	11,751	10,818	4,894	21,041	25,935	(8,980)	16,955	—
Westlake Village Plaza and Center (fka Westlake Village Plaza)	7,043	27,195	30,063	17,620	46,681	64,301	(28,323)	35,978	—
Westport Plaza	9,035	7,455	23	9,035	7,478	16,513	(1,361)	15,152	(2,096)
Westport Row (fka The Village Center)	43,597	16,428	5,329	45,260	20,094	65,354	(3,049)	62,305	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2020

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Westbard Square	127,859	21,514	(245)	127,859	21,269	149,128	(19,686)	129,442	—
Westwood Village	19,933	25,301	(1,759)	18,979	24,496	43,475	(15,329)	28,146	—
Williamsburg at Dunwoody	7,435	3,721	906	7,444	4,618	12,062	(971)	11,091	—
Willow Festival	1,954	56,501	3,235	1,976	59,714	61,690	(18,314)	43,376	—
Willow Oaks	6,664	7,908	(371)	6,294	7,907	14,201	(2,556)	11,645	—
Willows Shopping Center	51,964	78,029	974	51,992	78,975	130,967	(9,919)	121,048	—
Woodcroft Shopping Center	1,419	6,284	1,191	1,421	7,473	8,894	(5,037)	3,857	—
Woodman Van Nuys	5,500	7,195	418	5,500	7,613	13,113	(4,333)	8,780	—
Woodmen Plaza	7,621	11,018	948	7,621	11,966	19,587	(11,297)	8,290	—
Woodside Central	3,500	9,288	612	3,489	9,911	13,400	(5,697)	7,703	—
Corporate Assets	—	—	1,325	—	1,325	1,325	(1,323)	2	—
Land held for future development	19,426	—	(4,055)	15,308	63	15,371	(10)	15,361	—
Construction in progress	—	—	159,241	—	159,241	159,241	—	159,241	—
	$4,791,532	5,546,443	763,883	4,861,253	6,240,605	11,101,858	(1,994,108)	9,107,750	(415,713)

(1)	See Item 2, Properties, for geographic location and year each operating property was acquired.
(2)	The negative balance for costs capitalized subsequent to acquisition could include out-parcels sold, provision for loss recorded, and demolition of part of the property for redevelopment.

See accompanying report of independent registered public accounting firm.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2020

(in thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets, which are up to 40 years. The aggregate cost for federal income tax purposes was approximately $8.9 billion at December 31, 2020.

The changes in total real estate assets for the years ended December 31, 2020, 2019, and 2018 are as follows:

(in thousands)	2020	2019	2018
Beginning balance	$11,095,294	10,863,162	10,892,821
Acquired properties and land	39,087	268,366	113,911
Developments and improvements	154,657	193,973	213,389
Disposal of building and tenant improvements	(35,034)	(34,824)	(15,384)
Sale of properties	(95,780)	(60,195)	(277,270)
Properties held for sale	(38,122)	(58,527)	(59,438)
Provision for impairment	(18,244)	(76,661)	(4,867)
Ending balance	$11,101,858	11,095,294	10,863,162

The changes in accumulated depreciation for the years ended December 31, 2020, 2019, and 2018 are as follows:

(in thousands)	2020	2019	2018
Beginning balance	$1,766,162	1,535,444	1,339,771
Depreciation expense	278,861	295,638	264,873
Disposal of building and tenant improvements	(35,034)	(34,824)	(15,384)
Sale of properties	(10,812)	(4,643)	(45,901)
Accumulated depreciation related to properties held for sale	(4,357)	(19,031)	(7,729)
Provision for impairment	(712)	(6,422)	(186)
Ending balance	$1,994,108	1,766,162	1,535,444

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

Management's Report on Internal Control over Financial Reporting

The Parent Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Parent Company's management concluded that its internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Controls

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  The Parent Company has incorporated the effects of COVID-19 related impacts into our control structure.

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

Management's Report on Internal Control over Financial Reporting

The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Operating Partnership's management concluded that its internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Controls

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  The Operating Partnership has incorporated the effects of COVID-19 related impacts into our control structure.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2021 Annual Meeting of Stockholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

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

Item 11. Executive Compensation

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2021 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

(as of December 31, 2020)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (3)
Equity compensation plans approved by security holders	—	$—	4,739,687
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	4,739,687
(1)	This column does not include 618,935 shares that may be issued pursuant to unvested restricted stock and performance share awards.
(2)	The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.
(3)

The Regency Centers Corporation Omnibus Incentive Plan, (“Omnibus Plan”), as approved by stockholders at our 2019 annual meeting, provides that an aggregate maximum of 5.6 million shares of our common stock are reserved for issuance under the Omnibus Plan.

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2021 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2021 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2021 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules:

Regency Centers Corporation and Regency Centers, L.P. 2020 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data.

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

(c)

Form of Amendment No. 2 to the Equity Distribution Agreement, dated May 8, 2020 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on May 8, 2020).  The Amendments No. 2 to each of the Equity Distribution Agreements listed below are substantially identical in all material respects to the Form of Amendment No. 2 to the Equity Distribution Agreement, dated May 8, 2020, except for the identities of the parties, and have not been filed as exhibits to the Company’s 1934 Act reports pursuant to Instruction 2 to item 601 of Regulation S-K:

(i) Amendment No. 2 to the Equity Distribution Agreement, dated May 8, 2020, among Regency Centers Corporation, Regency Centers, L.P. and Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.

(ii) Amendment No. 2 to the Equity Distribution Agreement, dated May 8, 2020, among Regency Centers Corporation, Regency Centers, L.P. and SunTrust Robinson Humphrey, Inc.

(iii) Amendment No. 2 to the Equity Distribution Agreement, dated May 8, 2020, among Regency Centers Corporation, Regency Centers, L.P. and BTIG, LLC

(iv) Amendment No. 2 to the Equity Distribution Agreement, dated May 8, 2020, among Regency Centers Corporation, Regency Centers, L.P., JPMorgan Chase Bank, National Association and J.P. Morgan Securities LLC

(v) Amendment No. 2 to the Equity Distribution Agreement, dated May 8, 2020, among Regency Centers Corporation, Regency Centers, L.P., Bank of America, N.A. and BofA Securities, Inc.

(d)

Amendment No. 2 to the Equity Distribution Agreement, dated May 8, 2020, among Regency Centers Corporation, Regency Centers, L.P., Mizuho Markets Americas LLC and Mizuho Securities USA LLC (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed on May 8, 2020).

(e)

Form of Equity Distribution Agreement, dated May 8, 2020 (incorporated by reference to Exhibit 1.3 to the Company’s Form 8-K filed on May 8, 2020).  The Equity Distribution Agreements listed below are substantially identical in all material respects to the Form of Equity Distribution Agreement, except for the identities of the parties, and have not been filed as exhibits to the Company’s 1934 Act reports pursuant to Instruction 2 to item 601 of Regulation S-K:

(i) Equity Distribution Agreement, dated May 8, 2020, among Regency Centers Corporation, Regency Centers, L.P. and Jefferies LLC.

(ii) Equity Distribution Agreement, dated May 8, 2020, among Regency Centers Corporation, Regency Centers, L.P. and SMBC Nikko Securities America, Inc.

(iii) Equity Distribution Agreement, dated May 8, 2020, among Regency Centers Corporation, Regency Centers, L.P. and Regions Securities LLC

(iv) Equity Distribution Agreement, dated May 8, 2020, among Regency Centers Corporation, Regency

Centers, L.P., The Bank of Nova Scotia and Scotia Capital (USA) Inc.

(v) Equity Distribution Agreement, dated May 8, 2020, among Regency Centers Corporation, Regency Centers, L.P., Bank of Montreal and BMO Capital Markets Corp.

(vi) Equity Distribution Agreement, dated May 8, 2020, among Regency Centers Corporation, Regency Centers, L.P., TD Securities (USA) LLC and The Toronto-Dominion Bank

(f)

Form of Forward Master Confirmation, dated May 8, 2020, dated May 8, 2020 (incorporated by reference to Exhibit 1.4 to the Company’s Form 8-K filed on May 8, 2020).  The Forward Master Confirmations listed below are substantially identical in all material respects to the Form of Forward Master Confirmation, except for the identities of the parties, and have not been filed as exhibits to the Company’s 1934 Act reports pursuant to Instruction 2 to item 601 of Regulation S-K:

(i) Forward Master Confirmation, dated May 8, 2020, by and between Regency Centers Corporation and Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.

(ii) Forward Master Confirmation, dated May 8, 2020, by and between Regency Centers Corporation and Bank of America, N.A.

(iii) Forward Master Confirmation, dated May 8, 2020, by and between Regency Centers Corporation and JPMorgan Chase Bank, National Association, New York Branch

(iv Forward Master Confirmation, dated May 8, 2020, by and between Regency Centers Corporation and Bank of Montreal

(v) Forward Master Confirmation, dated May 8, 2020, by and between Regency Centers Corporation and Mizuho Markets Americas LLC

(vi) Forward Master Confirmation, dated May 8, 2020, by and between Regency Centers Corporation and Jefferies LLC

(vii) Forward Master Confirmation, dated May 8, 2020, by and between Regency Centers Corporation and The Bank of Nova Scotia

(viii) Forward Master Confirmation, dated May 8, 2020, by and between Regency Centers Corporation and The Toronto-Dominion Bank.

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

(vi)

Sixth Supplemental Indenture dated as of May 13, 2020 among Regency Centers, L.P., Regency Centers Corporation, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 13, 2020).

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

	(d)	Assumption Agreement, dated as of March 1, 2017, by Regency Centers Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 1, 2017).

	(e)	Description of the Company’s Securities Registered under Section 12 of the Exchange Act. (incorporated by reference to Exhibit 4(e) to the Company’s Form 10-K filed on February 18, 2020).

10.	Material Contracts (~ indicates management contract or compensatory plan)

	~(a)	Form of Stock Rights Award Agreement (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K filed on March 10, 2006).

	~(b)	Form of 409A Amendment to Stock Rights Award Agreement (incorporated by reference to Exhibit 10(b)(i) to the Company's Form 10-K filed on March on 17, 2009).

	~(c)	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10(c) to the Company's Form 10-K filed on March 10, 2006).

	~(d)	Form of 409A Amendment to Stock Option Agreement (incorporated by reference to Exhibit 10(c)(i) to the Company's Form 10-K filed on March 17, 2009).

	~(e)	Amended and Restated Deferred Compensation Plan dated May 6, 2003 (incorporated by reference to Exhibit 10(k) to the Company's Form 10-K filed on March 12, 2004).

	~(f)	Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10(s) to the Company's Form 8-K filed on December 21, 2004).

	~(g)	First Amendment to Regency Centers Corporation 2005 Deferred Compensation Plan dated December 2005 (incorporated by reference to Exhibit 10(q)(i) to the Company's Form 10-K filed on March 10, 2006).

	~(h)	Second Amendment to the Regency Centers Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 14, 2011).

	~(i)	Third Amendment to the Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 14, 2011).

	~(j)	Regency Centers Corporation Amended and Restated Omnibus Incentive Plan (incorporated by reference to Appendix B to the Company's 2019 Annual Meeting Proxy Statement filed on March 21, 2019).

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

(q)

Fifth Amended and Restated Credit Agreement, dated as of February 9, 2021, by and among Regency Centers, L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and certain lender party thereto (incorporated by reference to Exhibit 4.1 to the Company’s 8-K filed on February 12, 2021).

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

22.	Subsidiary Guarantors and Issuers of Guaranteed Securities

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 17, 2021	REGENCY CENTERS CORPORATION

	By:	/s/ Lisa Palmer
Lisa Palmer, President and Chief Executive Officer

February 17, 2021	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Lisa Palmer
Lisa Palmer, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 17, 2021	/s/ Martin E. Stein, Jr.
Martin E. Stein. Jr., Executive Chairman of the Board

February 17, 2021	/s/ Lisa Palmer
Lisa Palmer, President, Chief Executive Officer, and Director

February 17, 2021	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

February 17, 2021	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

February 17, 2021	/s/ Joseph Azrack
Joseph Azrack, Director

February 17, 2021	/s/ Bryce Blair
Bryce Blair, Director

February 17, 2021	/s/ C. Ronald Blankenship
C. Ronald Blankenship, Director

February 17, 2021	/s/ Deirdre J. Evens
Deirdre J. Evens, Director

February 17, 2021	/s/ Thomas W. Furphy
Tom W. Furphy, Director

February 17, 2021	/s/ Karin M. Klein
Karin M. Klein, Director

February 17, 2021	/s/ Peter Linneman
Peter Linneman, Director

February 17, 2021	/s/ David P. O'Connor
David P. O'Connor, Director

February 17, 2021	/s/ Thomas G. Wattles
Thomas G. Wattles, Director