Form 10-Q
period 2021-03-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2021-05-07
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Regency Centers Corporation              Yes   ☐     No   ☒                     Regency Centers, L.P.              Yes   ☐     No   ☒

The number of shares outstanding of Regency Centers Corporation’s common stock was 169,862,160 as of May 5, 2021.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2021, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”, “Regency Centers” or “Regency” means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of March 31, 2021, the Parent Company owned approximately 99.6% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

(in thousands, except share data)

	2021	2020
Assets	(unaudited)
Real estate assets, at cost	$11,082,484	11,101,858
Less: accumulated depreciation	2,047,078	1,994,108
Real estate assets, net	9,035,406	9,107,750
Investments in real estate partnerships	484,425	467,155
Properties held for sale	32,641	33,934
Cash, cash equivalents, and restricted cash, including $2,070 and $2,377 of restricted cash at March 31, 2021 and December 31, 2020, respectively	139,320	378,450
Tenant and other receivables	127,455	143,633
Deferred leasing costs, less accumulated amortization of $113,544 and $113,959 at March 31, 2021 and December 31, 2020, respectively	66,138	67,910
Acquired lease intangible assets, less accumulated amortization of $292,402 and $284,880 at March 31, 2021 and December 31, 2020, respectively	178,784	188,799
Right of use assets, net	285,998	287,827
Other assets	275,821	261,446
Total assets	$10,625,988	10,936,904
Liabilities and Equity
Liabilities:
Notes payable	$3,652,242	3,658,405
Unsecured credit facilities	—	264,679
Accounts payable and other liabilities	285,320	302,361
Acquired lease intangible liabilities, less accumulated amortization of $152,783 and $145,966 at March 31, 2021 and December 31, 2020, respectively	369,438	377,712
Lease liabilities	219,107	220,390
Tenants’ security, escrow deposits and prepaid rent	56,837	55,210
Total liabilities	4,582,944	4,878,757
Commitments and contingencies	—	—
Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share, 220,000,000 shares authorized; 169,828,955 and 169,680,138 shares issued at March 31, 2021 and December 31, 2020, respectively	1,698	1,697
Treasury stock at cost, 467,999 and 459,828 shares held at March 31, 2021 and December 31, 2020, respectively	(24,775)	(24,436)
Additional paid-in-capital	7,791,416	7,792,082
Accumulated other comprehensive loss	(12,512)	(18,625)
Distributions in excess of net income	(1,786,196)	(1,765,806)
Total stockholders’ equity	5,969,631	5,984,912
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $43,386 and $34,878 at March 31, 2021 and December 31, 2020, respectively	35,667	35,727
Limited partners’ interests in consolidated partnerships	37,746	37,508
Total noncontrolling interests	73,413	73,235
Total equity	6,043,044	6,058,147
Total liabilities and equity	$10,625,988	10,936,904

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2021	2020
Revenues:
Lease income	$266,357	274,537
Other property income	1,953	2,305
Management, transaction, and other fees	6,393	6,816
Total revenues	274,703	283,658
Operating expenses:
Depreciation and amortization	77,259	89,295
Operating and maintenance	45,582	42,369
General and administrative	21,287	13,705
Real estate taxes	36,166	35,887
Other operating expenses	698	1,337
Total operating expenses	180,992	182,593
Other expense (income):
Interest expense, net	36,936	37,436
Goodwill impairment	—	132,128
Provision for impairment of real estate, net of tax	—	784
Gain on sale of real estate, net of tax	(11,698)	(38,005)
Net investment (income) loss	(1,486)	4,923
Total other expense (income)	23,752	137,266
Income (loss) from operations before equity in income of investments in real estate partnerships	69,959	(36,201)
Equity in income of investments in real estate partnerships	11,666	11,418
Net income (loss)	81,625	(24,783)
Noncontrolling interests:
Exchangeable operating partnership units	(364)	115
Limited partners’ interests in consolidated partnerships	(605)	(664)
Income attributable to noncontrolling interests	(969)	(549)
Net income attributable to common stockholders	$80,656	(25,332)

Income (loss) per common share - basic	$0.48	(0.15)
Income (loss) per common share - diluted	$0.47	(0.15)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended March 31,
	2021	2020
Net income (loss)	$81,625	(24,783)
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	5,810	(16,079)
Reclassification adjustment of derivative instruments included in net income (loss)	1,035	1,425
Unrealized (loss) gain on available-for-sale debt securities	(285)	15
Other comprehensive income (loss)	6,560	(14,639)
Comprehensive income (loss)	88,185	(39,422)
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	969	549
Other comprehensive income (loss) attributable to noncontrolling interests	447	(1,105)
Comprehensive income (loss) attributable to noncontrolling interests	1,416	(556)
Comprehensive income (loss) attributable to the Company	$86,769	(38,866)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended March 31, 2021 and 2020

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1,676	(23,199)	7,654,930	(11,997)	(1,408,062)	6,213,348	36,100	40,513	76,613	6,289,961
Net (loss) income	—	—	—	—	(25,332)	(25,332)	(115)	664	549	(24,783)
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	(14,938)	—	(14,938)	(67)	(1,059)	(1,126)	(16,064)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	1,404	—	1,404	6	15	21	1,425
Deferred compensation plan, net	—	(698)	698	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	1	—	3,763	—	—	3,764	—	—	—	3,764
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(5,188)	—	—	(5,188)	—	—	—	(5,188)
Common stock issued under dividend reinvestment plan	—	—	379	—	—	379	—	—	—	379
Common stock issued, net of issuance costs	19	—	125,754	—	—	125,773	—	—	—	125,773
Contributions from partners	—	—	—	—	—	—	—	100	100	100
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	1,275	—	1,275	1,275
Distributions to partners	—	—	—	—	—	—	—	(1,164)	(1,164)	(1,164)
Cash dividends declared:									—
Common stock/unit ($0.595 per share)	—	—	—	—	(99,788)	(99,788)	(455)	—	(455)	(100,243)
Balance at March 31, 2020	$1,696	(23,897)	7,780,336	(25,531)	(1,533,182)	6,199,422	36,744	39,069	75,813	6,275,235

Balance at December 31, 2020	$1,697	(24,436)	7,792,082	(18,625)	(1,765,806)	5,984,912	35,727	37,508	73,235	6,058,147
Net income	—	—	—	—	80,656	80,656	364	605	969	81,625
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	5,162	—	5,162	25	338	363	5,525
Amounts reclassified from accumulated other comprehensive loss	—	—	—	951	—	951	4	80	84	1,035
Deferred compensation plan, net	—	(339)	339	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	1	—	2,478	—	—	2,479	—	—	—	2,479
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(3,859)	—	—	(3,859)	—	—	—	(3,859)
Common stock issued under dividend reinvestment plan	—	—	376	—	—	376	—	—	—	376
Distributions to partners	—	—	—	—	—	—	—	(785)	(785)	(785)
Cash dividends declared:
Common stock/unit ($0.595 per share)	—	—	—	—	(101,046)	(101,046)	(453)	—	(453)	(101,499)
Balance at March 31, 2021	$1,698	(24,775)	7,791,416	(12,512)	(1,786,196)	5,969,631	35,667	37,746	73,413	6,043,044

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2021 and 2020

(in thousands)

(unaudited)

	2021	2020
Cash flows from operating activities:
Net income (loss)	$81,625	(24,783)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,259	89,295
Amortization of deferred loan costs and debt premiums	2,167	2,619
(Accretion) and amortization of above and below market lease intangibles, net	(5,576)	(12,460)
Stock-based compensation, net of capitalization	2,420	3,320
Equity in income of investments in real estate partnerships	(11,666)	(11,418)
Gain on sale of real estate, net of tax	(11,698)	(38,005)
Provision for impairment of real estate, net of tax	—	784
Goodwill impairment	—	132,128
Distribution of earnings from investments in real estate partnerships	16,491	16,440
Settlement of derivative instruments	(2,472)	—
Deferred compensation expense	1,139	(4,328)
Realized and unrealized (gain) loss on investments	(1,354)	4,923
Changes in assets and liabilities:
Tenant and other receivables	15,760	18,569
Deferred leasing costs	(1,907)	(1,352)
Other assets	(9,801)	(12,201)
Accounts payable and other liabilities	(14,716)	(27,498)
Tenants’ security, escrow deposits and prepaid rent	1,691	(10,355)
Net cash provided by operating activities	139,362	125,678
Cash flows from investing activities:
Acquisition of operating real estate	—	(16,867)
Advance deposits refunded on acquisition of operating real estate	500	100
Real estate development and capital improvements	(31,378)	(56,309)
Proceeds from sale of real estate investments	53,859	103,522
Issuance of notes receivable	(20)	(167)
Investments in real estate partnerships	(20,223)	(32,972)
Return of capital from investments in real estate partnerships	3,283	—
Dividends on investment securities	51	84
Acquisition of investment securities	(8,136)	(4,392)
Proceeds from sale of investment securities	8,834	4,448
Net cash provided by (used in) investing activities	6,770	(2,553)
Cash flows from financing activities:
Net proceeds from common stock issuance	—	125,773
Repurchase of common shares in conjunction with equity award plans	(3,996)	(5,298)
Proceeds from sale of treasury stock	96	49
Distributions to limited partners in consolidated partnerships, net	(785)	(1,064)
Distributions to exchangeable operating partnership unit holders	(453)	(455)
Dividends paid to common stockholders	(100,580)	(99,409)
Proceeds from unsecured credit facilities	—	610,000
Repayment of unsecured credit facilities	(265,000)	(125,000)
Repayment of notes payable	(3,962)	(3,891)
Scheduled principal payments	(3,114)	(2,547)
Payment of loan costs	(7,468)	—
Net cash (used in) provided by financing activities	(385,262)	498,158
Net (decrease) increase in cash and cash equivalents and restricted cash	(239,130)	621,283
Cash and cash equivalents and restricted cash at beginning of the period	378,450	115,562
Cash and cash equivalents and restricted cash at end of the period	$139,320	736,845

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2021 and 2020

(in thousands)

(unaudited)

	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $849 and $1,175 in 2021 and 2020, respectively)	$44,276	47,912
Cash (refunded) paid for income taxes, net	$(101)	317
Supplemental disclosure of non-cash transactions:
Acquisition of real estate previously held within investments in real estate partnerships	$—	5,986
Mortgage loan assumed with the acquisition of real estate	$—	16,359
Exchangeable operating partnership units issued for acquisition of real estate	$—	1,275
Change in accrued capital expenditures	$874	4,942
Common stock issued under dividend reinvestment plan	$376	379
Stock-based compensation capitalized	$196	554
Common stock and exchangeable operating partnership dividends declared but not paid	$101,500	—
Common stock issued for dividend reinvestment in trust	$274	265
Contribution of stock awards into trust	$571	862
Distribution of stock held in trust	$415	390
Change in fair value of securities	$361	577

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

(in thousands, except unit data)

	2021	2020
Assets	(unaudited)
Real estate assets, at cost	$11,082,484	11,101,858
Less: accumulated depreciation	2,047,078	1,994,108
Real estate assets, net	9,035,406	9,107,750
Investments in real estate partnerships	484,425	467,155
Properties held for sale	32,641	33,934
Cash, cash equivalents, and restricted cash, including $2,070 and $2,377 of restricted cash at March 31, 2021 and December 31, 2020, respectively	139,320	378,450
Tenant and other receivables	127,455	143,633
Deferred leasing costs, less accumulated amortization of $113,544 and $113,959 at March 31, 2021 and December 31, 2020, respectively	66,138	67,910
Acquired lease intangible assets, less accumulated amortization of $292,402 and $284,880 at March 31, 2021 and December 31, 2020, respectively	178,784	188,799
Right of use assets, net	285,998	287,827
Other assets	275,821	261,446
Total assets	$10,625,988	10,936,904
Liabilities and Capital
Liabilities:
Notes payable	$3,652,242	3,658,405
Unsecured credit facilities	—	264,679
Accounts payable and other liabilities	285,320	302,361
Acquired lease intangible liabilities, less accumulated amortization of $152,783 and $145,966 at March 31, 2021 and December 31, 2020, respectively	369,438	377,712
Lease liabilities	219,107	220,390
Tenants’ security, escrow deposits and prepaid rent	56,837	55,210
Total liabilities	4,582,944	4,878,757
Commitments and contingencies	—	—
Capital:
Partners’ capital:
General partner; 169,828,955 and 169,680,138 units outstanding at March 31, 2021 and December 31, 2020, respectively	5,982,143	6,003,537
Limited partners; 765,046 units outstanding at March 31, 2021 and December 31, 2020	35,667	35,727
Accumulated other comprehensive (loss)	(12,512)	(18,625)
Total partners’ capital	6,005,298	6,020,639
Noncontrolling interest: Limited partners’ interests in consolidated partnerships	37,746	37,508
Total capital	6,043,044	6,058,147
Total liabilities and capital	$10,625,988	10,936,904

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended March 31,
	2021	2020
Revenues:
Lease income	$266,357	274,537
Other property income	1,953	2,305
Management, transaction, and other fees	6,393	6,816
Total revenues	274,703	283,658
Operating expenses:
Depreciation and amortization	77,259	89,295
Operating and maintenance	45,582	42,369
General and administrative	21,287	13,705
Real estate taxes	36,166	35,887
Other operating expenses	698	1,337
Total operating expenses	180,992	182,593
Other expense (income):
Interest expense, net	36,936	37,436
Goodwill impairment	—	132,128
Provision for impairment of real estate, net of tax	—	784
Gain on sale of real estate, net of tax	(11,698)	(38,005)
Net investment (income) loss	(1,486)	4,923
Total other expense (income)	23,752	137,266
Income (loss) from operations before equity in income of investments in real estate partnerships	69,959	(36,201)
Equity in income of investments in real estate partnerships	11,666	11,418
Net income (loss)	81,625	(24,783)
Limited partners’ interests in consolidated partnerships	(605)	(664)
Net income (loss) attributable to common unit holders	$81,020	(25,447)

Income (loss) per common share - basic	$0.48	(0.15)
Income (loss) per common share - diluted	$0.47	(0.15)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended March 31,
	2021	2020
Net income (loss)	$81,625	(24,783)
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	5,810	(16,079)
Reclassification adjustment of derivative instruments included in net income (loss)	1,035	1,425
Unrealized (loss) gain on available-for-sale debt securities	(285)	15
Other comprehensive income (loss)	6,560	(14,639)
Comprehensive income (loss)	88,185	(39,422)
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	605	664
Other comprehensive income (loss) attributable to noncontrolling interests	418	(1,044)
Comprehensive income (loss) attributable to noncontrolling interests	1,023	(380)
Comprehensive income (loss) attributable to the Partnership	$87,162	(39,042)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended March 31, 2021 and 2020

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2019	$6,225,345	36,100	(11,997)	6,249,448	40,513	6,289,961
Net (loss) income	(25,332)	(115)	—	(25,447)	664	(24,783)
Other comprehensive loss
Other comprehensive loss before reclassification	—	(67)	(14,938)	(15,005)	(1,059)	(16,064)
Amounts reclassified from accumulated other comprehensive loss	—	6	1,404	1,410	15	1,425
Contributions from partners	—	—	—	—	100	100
Issuance of exchangeable operating partnership units	—	1,275	—	1,275	—	1,275
Distributions to partners	(99,788)	(455)	—	(100,243)	(1,164)	(101,407)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	3,764	—	—	3,764	—	3,764
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	125,773	—	—	125,773	—	125,773
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(4,809)	—	—	(4,809)	—	(4,809)
Balance at March 31, 2020	$6,224,953	36,744	(25,531)	6,236,166	39,069	6,275,235

Balance at December 31, 2020	$6,003,537	35,727	(18,625)	6,020,639	37,508	6,058,147
Net income	80,656	364	—	81,020	605	81,625
Other comprehensive income
Other comprehensive income before reclassification	—	25	5,162	5,187	338	5,525
Amounts reclassified from accumulated other comprehensive loss	—	4	951	955	80	1,035
Distributions to partners	(101,046)	(453)	—	(101,499)	(785)	(102,284)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	2,479	—	—	2,479	—	2,479
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(3,483)	—	—	(3,483)	—	(3,483)
Balance at March 31, 2021	$5,982,143	35,667	(12,512)	6,005,298	37,746	6,043,044

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2021 and 2020

(in thousands)

(unaudited)

	2021	2020
Cash flows from operating activities:
Net income (loss)	$81,625	(24,783)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,259	89,295
Amortization of deferred loan costs and debt premiums	2,167	2,619
(Accretion) and amortization of above and below market lease intangibles, net	(5,576)	(12,460)
Stock-based compensation, net of capitalization	2,420	3,320
Equity in income of investments in real estate partnerships	(11,666)	(11,418)
Gain on sale of real estate, net of tax	(11,698)	(38,005)
Provision for impairment of real estate, net of tax	—	784
Goodwill impairment	—	132,128
Distribution of earnings from investments in real estate partnerships	16,491	16,440
Settlement of derivative instruments	(2,472)	—
Deferred compensation expense	1,139	(4,328)
Realized and unrealized (gain) loss on investments	(1,354)	4,923
Changes in assets and liabilities:
Tenant and other receivables	15,760	18,569
Deferred leasing costs	(1,907)	(1,352)
Other assets	(9,801)	(12,201)
Accounts payable and other liabilities	(14,716)	(27,498)
Tenants’ security, escrow deposits and prepaid rent	1,691	(10,355)
Net cash provided by operating activities	139,362	125,678
Cash flows from investing activities:
Acquisition of operating real estate	—	(16,867)
Advance deposits refunded on acquisition of operating real estate	500	100
Real estate development and capital improvements	(31,378)	(56,309)
Proceeds from sale of real estate investments	53,859	103,522
Issuance of notes receivable	(20)	(167)
Investments in real estate partnerships	(20,223)	(32,972)
Return of capital from investments in real estate partnerships	3,283	—
Dividends on investment securities	51	84
Acquisition of investment securities	(8,136)	(4,392)
Proceeds from sale of investment securities	8,834	4,448
Net cash provided by (used in) investing activities	6,770	(2,553)
Cash flows from financing activities:
Net proceeds from common stock issuance	—	125,773
Repurchase of common shares in conjunction with equity award plans	(3,996)	(5,298)
Proceeds from sale of treasury stock	96	49
Distributions to limited partners in consolidated partnerships, net	(785)	(1,064)
Distributions to partners	(101,033)	(99,864)
Proceeds from unsecured credit facilities	—	610,000
Repayment of unsecured credit facilities	(265,000)	(125,000)
Repayment of notes payable	(3,962)	(3,891)
Scheduled principal payments	(3,114)	(2,547)
Payment of loan costs	(7,468)	—
Net cash (used in) provided by financing activities	(385,262)	498,158
Net (decrease) increase in cash and cash equivalents and restricted cash	(239,130)	621,283
Cash and cash equivalents and restricted cash at beginning of the period	378,450	115,562
Cash and cash equivalents and restricted cash at end of the period	$139,320	736,845

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2021 and 2020

(in thousands)

(unaudited)

	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $849 and $1,175 in 2021 and 2020, respectively)	$44,276	47,912
Cash (refunded) paid for income taxes, net	$(101)	317
Supplemental disclosure of non-cash transactions:
Acquisition of real estate previously held within investments in real estate partnerships	$—	5,986
Mortgage loan assumed with the acquisition of real estate	$—	16,359
Exchangeable operating partnership units issued for acquisition of real estate	$—	1,275
Change in accrued capital expenditures	$874	4,942
Common stock issued by Parent Company for dividend reinvestment plan	$376	379
Stock-based compensation capitalized	$196	554
Common stock and exchangeable operating partnership dividends declared but not paid	$101,500	—
Common stock issued for dividend reinvestment in trust	$274	265
Contribution of stock awards into trust	$571	862
Distribution of stock held in trust	$415	390
Change in fair value of securities	$361	577

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

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

As of March 31, 2021, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 293 properties and held partial interests in an additional 113 properties through unconsolidated Investments in real estate partnerships (also referred to as “joint ventures” or “investment partnerships”).

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented.  These adjustments are considered to be of a normal recurring nature.

COVID-19 Update

The COVID-19 pandemic continues to create volatility and uncertainty in the Company’s business performance with particular impact to cash collections, tenant move outs, and new and renewal leasing volumes.  The speed of the continued vaccine deployment and the timing of states and localities lifting mandated closures or capacity restrictions, has and will continue to influence the success of tenants. The Company actively monitors its cash collections amid the continuing pandemic.  Collection experience since the pandemic began has been lower than historical pre-pandemic averages, but has increased since its low point in the second quarter of 2020 as businesses reopened in states that have lifted or reduced capacity restrictions.  Collection rates are expected to remain lower than historical pre-pandemic averages for the foreseeable future until restrictions are significantly lifted and consumers return to in-store experiences.  Although continuing to improve, tenants at centers in downtown business districts heavily reliant on employees returning to in-office work are trailing in recovery.  Please also refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional discussion of the impact of  the COVID-19 pandemic on the Company’s business including, without limitation, the Risk Factors discussed in Item 1A of Part I thereof.

Consolidation

The Company consolidates properties that are wholly-owned and properties where it owns less than 100%, but which it has control over the activities most important to the overall success of the partnership. Control is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities ("VIEs") and voting interest entities.

Ownership of the Operating Partnership

The Operating Partnership’s capital includes general and limited common Partnership Units. As of March 31, 2021, the Parent Company owned approximately 99.6% of the outstanding common Partnership Units of the Operating Partnership, with the remaining limited common Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). Each EOP unit is exchangeable for cash or one share of common stock of the Parent Company, at the discretion of the Parent Company, and the unit holder cannot require redemption in cash or other assets.  The Parent Company has evaluated the conditions as specified under Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity as it relates to exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering unregistered common stock.  Accordingly, the Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company’s only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

Real Estate Partnerships

As of March 31, 2021, Regency had a partial ownership interest in 123 properties through partnerships, of which 10 are consolidated. Regency's partners include institutional investors and other real estate developers and/or operators (the “Partners” or “limited partners”). Regency has a variable interest in these entities through its equity interests, with Regency the primary beneficiary in certain of these real estate partnerships. As such, Regency consolidates the partnerships for which it is the primary beneficiary and reports the limited partners’ interests as Noncontrolling interests. For those partnerships which Regency is not the

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

primary beneficiary and does not control, but has significant influence, Regency recognizes its investment in them using the equity method of accounting.

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

The major classes of assets, liabilities, and non-controlling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Assets
Net real estate investments	$127,513	127,240
Cash, cash equivalents and restricted cash	4,793	4,496
Liabilities
Notes payable	6,349	6,340
Equity
Limited partners’ interests in consolidated partnerships	28,534	28,685

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

		Three months ended March 31,
(in thousands)	Timing of satisfaction of performance obligations	2021	2020
Management, transaction and other fees:
Property management services	Over time	3,771	3,879
Asset management services	Over time	1,715	1,838
Leasing services	Point in time	851	710
Other transaction fees	Point in time	56	389
Total management, transaction, and other fees		$6,393	6,816

The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $10.5 million and $9.9 million, as of March 31, 2021 and December 31, 2020, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

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

Notable changes and clarifications of potential impact include income-based franchise taxes being considered income tax, of which the Company has none, and interim period recognition of enacted changes in tax laws or rates, which is consistent with the Company’s existing practice.

		January 2021	The adoption of this standard did not have a material impact to the Company’s financial condition, results of operations, cash flows or related footnote disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

2.	Real Estate Investments

The Company had no acquisitions of consolidated shopping centers during the three months ended March 31, 2021 as compared to those detailed in the table below for the three months ended March 31, 2020:

(in thousands)		Three months ended March 31, 2020
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/1/20	Country Walk Plaza (1)	Miami, FL	Operating	100%	$39,625	16,359	3,294	2,452

(1) The purchase price presented above reflects the price for 100% of the property, of which the Company previously owned a 30% equity interest prior to acquiring the partner’s interest and gaining control.
3.	Property Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Three months ended March 31,
(in thousands, except number sold data)	2021	2020
Net proceeds from sale of real estate investments	$53,859	103,522	(1)
Gain on sale of real estate, net of tax	11,698	38,005
Number of operating properties sold	4	2
Number of land parcels sold	1	1
Percent interest sold	100%	100%

(1) Includes proceeds from repayment of a short-term note on the sale of one of the properties, issued at closing and repaid during the same three months ended March 31, 2020.

At March 31, 2021, the Company also had one operating property classified within Properties held for sale on the Consolidated Balance Sheets, which has since been sold.
4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the dates set forth below:

(in thousands)	March 31, 2021	December 31, 2020
Goodwill, net	$172,120	173,868
Investments	60,993	60,692
Prepaid and other	27,515	17,802
Furniture, fixtures, and equipment, net	6,026	6,560
Deferred financing costs, net	9,167	2,524
Total other assets	$275,821	261,446

The following table presents the goodwill balances and activity during the year to date periods ended:

	March 31, 2021			December 31, 2020
(in thousands)	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$307,413	(133,545)	173,868	310,388	(2,954)	307,434
Goodwill allocated to Provision for impairment	—	—	—	—	(132,179)	(132,179)
Goodwill allocated to Properties held for sale	(1,306)	—	(1,306)	(1,191)	1,191	—
Goodwill associated with disposed reporting units:
Goodwill allocated to Gain on sale of real estate	(442)	—	(442)	(1,784)	397	(1,387)
End of period balance	$305,665	(133,545)	172,120	307,413	(133,545)	173,868

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

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

During 2020, the Company recognized $132.2 million of Goodwill impairment following the market disruptions of the COVID-19 pandemic, which was considered a triggering event requiring evaluation of reporting unit fair values for Goodwill impairment.   Of the 269 reporting units with Goodwill, 87 were determined to have fair values lower than carrying value, resulting in $132.2 million of Goodwill impairment.
5.	Notes Payable and Unsecured Credit Facilities

The Company’s outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	March 31, 2021	December 31, 2020
Notes payable:
Fixed rate mortgage loans	4.2%	4.0%	$265,835	272,750
Variable rate mortgage loans (1)	2.8%	2.9%	145,702	146,046
Fixed rate unsecured debt	3.8%	4.0%	3,240,705	3,239,609
Total notes payable			3,652,242	3,658,405
Unsecured credit facilities:
Line of Credit (the "Line") (2)	1.0%	1.4%	—	—
Term loan (3)	2.0%	2.1%	—	264,679
Total unsecured credit facilities			—	264,679
Total debt outstanding			$3,652,242	3,923,084

(1)

Includes six mortgages with interest rates that vary on LIBOR based formulas. Four of these variable rate loans have interest rate swaps in place to fix the interest rates.  The effective fixed rates of the loans range from 2.5% to 4.1%.

(2)	Weighted average effective rate for the Line is calculated based on a fully drawn Line balance.
(3)	Weighted average contractual and effective rates for the Term Loan are as of December 31, 2020, as the entire balance was repaid during January 2021.

Significant financing activity during 2021 includes:

•	During January 2021, the Company repaid in full the $265 million Term Loan and cash settled its related interest rate swap for $2.5 million.

•

On February 9, 2021, the Company entered into an Amended and Restated Credit Agreement, which among other items, i) retains a borrowing capacity of $1.25 billion, ii) includes a $125 million sublimit for swingline loans and $50 million available for issuance of letters of credits, iii) extends the maturity date to March 23, 2025 and iv) provides for two six-month extension options.  The existing financial covenants under the Line remained unchanged.  As of March 31, 2021, the Company has access to a remaining borrowing capacity of $1.2 billion.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	March 31, 2021
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2021 (2)	$8,504	36,604	—	45,108
2022	11,389	5,848	—	17,237
2023	9,695	65,725	—	75,420
2024	4,849	90,742	250,000	345,591
2025	3,732	40,000	250,000	293,732
Beyond 5 Years	10,583	120,969	2,775,000	2,906,552
Unamortized debt premium/(discount) and issuance costs	—	2,897	(34,295)	(31,398)
Total	$48,752	362,785	3,240,705	3,652,242

(1)	Includes unsecured public and private debt and unsecured credit facilities.
(2)	Reflects scheduled principal payments for the remainder of the year.

The Company was in compliance as of March 31, 2021, with the financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities, and expects to remain in compliance for the next twelve months and thereafter.

6.	Derivative Financial Instruments

The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors, and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative transactions or purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

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

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Receive Variable Rate of	Pay Fixed Rate of	March 31, 2021	December 31, 2020
8/1/16	1/5/22 (2)	$265,000	1 Month LIBOR with Floor	1.053%	$—	(2,472)
4/7/16	4/1/23	19,312	1 Month LIBOR	1.303%	(413)	(494)
12/1/16	11/1/23	32,220	1 Month LIBOR	1.490%	(955)	(1,181)
9/17/19	3/17/25	24,000	1 Month LIBOR	1.542%	(834)	(1,288)
6/2/17	6/2/27	36,449	1 Month LIBOR with Floor	2.366%	(2,414)	(3,856)
					$(4,616)	(9,291)

(1)

Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

(2)	In January 2021, the Company cash settled before maturity the $265 million notional interest rate swaps in connection with its repayment of the Term Loan.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of March 31, 2021, does not have any derivatives that are not designated as hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Loss (“AOCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
(in thousands)	2021	2020		2021	2020		2021	2020
Interest rate swaps	$5,810	(16,079)	Interest expense	$1,035	1,425	Interest expense, net	$36,936	37,436

As of March 31, 2021, the Company expects approximately $3.7 million of accumulated comprehensive losses on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.
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

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in ASC Topic 842:

(in thousands)	Three months ended March 31,
	2021	2020
Operating lease income
Fixed and in-substance fixed lease income	$196,054	204,943
Variable lease income	64,067	64,668
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	5,996	12,880
Uncollectible straight line rent	(2,035)	(3,902)
Uncollectible amounts billable in lease income	2,275	(4,052)
Total lease income	$266,357	274,537

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

March 31, 2021

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

COVID-19 Pandemic and Rent Concessions

During 2020, in response to the pandemic and the resulting entry into agreements for rent concessions between tenants and landlords, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19.  In this guidance, entities could elect not to apply lease modification accounting with respect to such lease concessions, and instead, treat the concession as if it was a part of the existing contract and therefore continue to recognize the deferred rents in the period originally billed subject to separate collectibility assessments under Topic 842.  This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the right of the lessor or the obligations of the lessee.  The Company has elected to treat concessions that satisfy this criteria as though the concession was part of the existing contract and therefore not treated like a lease modification.

During the three months ended March 31, 2021, the Company experienced higher uncollectible lease income on current period billings compared to the three months ended March 31, 2020 when the Company was only seeing the first indications of the pandemic’s impact on tenants.  However, this higher uncollectible lease income was offset by collections of prior period billings from our cash basis tenants resulting in a net positive impact of $2.3 million.

The Company continues to negotiate with certain remaining tenants, which may result in further rent concessions as determined necessary and appropriate.  Collectibility of these concessions generally includes consideration of the tenants’ business performance, ability to sustain their business in the current environment, as well as an assessment of their credit worthiness and ability to repay such amounts in the future.

The following table represents the components of Tenant and other receivables in the accompanying Consolidated Balance Sheets:

(in thousands)	March 31, 2021	December 31, 2020
Tenant receivables	$21,630	$39,658
Straight-line rent receivables	87,180	86,615
Other receivables (1)	18,645	17,360
Total tenant and other receivables	$127,455	$143,633
(1)	Other receivables include construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction and other fee income.

8.	Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,652,242	3,943,126	3,658,405	4,102,382
Unsecured credit facilities	$—	—	264,679	265,226

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of March 31, 2021 and December 31, 2020, respectively. These fair value measurements maximize the use of observable inputs which are classified within level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

March 31, 2021

necessary to estimate the fair value of these financial instruments, the fair values presented above are not necessarily indicative of amounts that will be realized upon disposition of the financial instruments.

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment (income) loss in the accompanying Consolidated Statements of Operations, and include unrealized gains of $0.4 million and unrealized losses of $5.4 million during the three months ended March 31, 2021 and 2020, respectively.

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$45,337	45,337	—	—
Available-for-sale debt securities	15,656	—	15,656	—
Total	$60,993	45,337	15,656	—
Liabilities:
Interest rate derivatives	$(4,616)	—	(4,616)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

	Fair Value Measurements as of December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$44,986	44,986	—	—
Available-for-sale debt securities	15,706	—	15,706	—
Total	$60,692	44,986	15,706	—
Liabilities:
Interest rate derivatives	$(9,291)	—	(9,291)	—

There were no assets measured at fair value on a nonrecurring basis as of March 31, 2021.  The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a nonrecurring basis as of December 31, 2020:

	Fair Value Measurements as of December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
Operating properties	$25,000	—	25,000	—	(17,532)

During 2020, the Company recognized a Provision for impairment of $17.5 million on an operating property held and used.

9.	Equity and Capital

Common Stock of the Parent Company

Dividends Declared

On May 5, 2021, our Board of Directors declared a common stock dividend of $0.595 per share, payable on July 6, 2021, to shareholders of record as of June 15, 2021.

At the Market (“ATM”) Program

Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. There were no shares issued under the ATM equity program during the three months ended March 31, 2021. As of March 31, 2021, all $500 million of common stock authorized under the ATM program remained available for issuance.

Share Repurchase Program

On February 3, 2021, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million shares of its outstanding common stock through open market purchases or in privately negotiated transactions. Any shares purchased, if not retired, will be treated as treasury shares. The program is set to expire on February 3, 2023, but may be modified or terminated at the discretion of the Board. The timing and actual number of shares purchased under the program depend upon marketplace conditions, liquidity needs, and other factors. Through March 31, 2021, no shares have been repurchased under this program.

Common Units of the Operating Partnership

Common units of the operating partnership are issued or redeemed and retired for each of the shares of Parent Company common stock issued or repurchased and retired, as described above.
10.	Stock-Based Compensation

During the three months ended March 31, 2021, the Company granted 338,449 shares of restricted stock with a weighted-average grant-date fair value of $45.50 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and records forfeitures as they occur.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

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

The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

(in thousands)	March 31, 2021	December 31, 2020	Location in Consolidated Balance Sheets
Assets:
Securities	$41,054	40,964	Other assets
Liabilities:
Deferred compensation obligation	$41,054	40,962	Accounts payable and other liabilities

12.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2021	2020
Numerator:
Income (loss) attributable to common stockholders - basic	$80,656	(25,332)
Income (loss) attributable to common stockholders - diluted	$80,656	(25,332)
Denominator:
Weighted average common shares outstanding for basic EPS	169,768	167,908
Weighted average common shares outstanding for diluted EPS (1)	170,006	167,908
Income (loss) per common share – basic	$0.48	(0.15)
Income (loss) per common share – diluted	$0.47	(0.15)
(1)	The three months ended March 31, 2020 excludes the impact of unvested restricted stock because they would be anti-dilutive

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding for the three months ended March 31, 2021 and 2020 was 765,046 for both periods.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended March 31,
(in thousands, except per share data)	2021	2020
Numerator:
Income (loss) attributable to common unit holders - basic	$81,020	(25,447)
Income (loss) attributable to common unit holders - diluted	$81,020	(25,447)
Denominator:
Weighted average common units outstanding for basic EPU	170,533	168,673
Weighted average common units outstanding for diluted EPU (1)	170,771	168,673
Income (loss) per common unit – basic	$0.48	(0.15)
Income (loss) per common unit – diluted	$0.47	(0.15)
(1)	The three months ended March 31, 2020 excludes the impact of unvested restricted stock because they would be anti-dilutive

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

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

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of March 31, 2021 and December 31, 2020, the Company had $9.7 million in letters of credit outstanding.

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

Our operations are subject to a number of risks and uncertainties including, but not limited to, those listed in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and our other filings and submissions to the SEC, which provide much more information and detail on the risks attendant to an investment in Regency. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. Forward-looking statements are only as of the date they are made, and Regency undertakes no duty to update its forward-looking statements except as required by law.

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

Overview of Our Strategy

Regency Centers Corporation began its operations as a publicly-traded REIT in 1993, and as of March 31, 2021, had full or partial ownership interests in 406 retail properties primarily anchored by market leading grocery stores. Our properties are principally located in affluent and infill trade areas of the United States, and contain 51,639 million square feet (“SF”) of gross leasable area (“GLA”). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P., our wholly-owned subsidiaries, and through our co-investment partnerships.  As of March 31, 2021, the Parent Company owns approximately 99.6% of the outstanding common partnership units of the Operating Partnership.

Our mission is to be the preeminent national owner, operator, and developer of shopping centers, creating places that provide a thriving environment for outstanding retailers and service providers to connect with the surrounding neighborhoods and communities.

Our goals are to:

•

Own and manage a portfolio of high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and located in affluent suburban and near urban trade areas in the country’s most desirable metro areas. We expect that this combination will produce highly desirable and attractive centers with best-in-class retailers. These centers should command higher rental and occupancy rates resulting in excellent prospects to grow net operating income;

•	Maintain an industry leading and disciplined development and redevelopment platform to deliver exceptional retail centers at higher returns as compared to acquisitions;
•	Support our business activities with a conservative capital structure, including a strong balance sheet;
•	Implement leading environmental, social, and governance practices through our Corporate Responsibility Program;
•	Engage an exceptional and diverse team that is guided by our strong values and special culture, while fostering an environment of innovation and continuous improvement; and
•	Create shareholder value by increasing earnings and dividends per share and generating total returns at or near the top of our shopping center peers.

COVID-19 Update

Refer to Item 1, Note 1 to Unaudited Consolidated Financial Statements.

Executing on our Strategy

During the three months ended March 31, 2021 we had Net income (loss) attributable to common stockholders of $80.7 million, as compared to ($25.3) million, including a $132.1 million Goodwill impairment charge, during the three months ended March 31, 2020.

During the three months ended March 31, 2021:

•

Our Pro-rata same property NOI, excluding termination fees, declined 1.6%, as compared to the three months ended March 31, 2020, primarily attributable to reduced rent commenced occupancy due to the COVID-19 pandemic resulting in lower lease income.

•

We executed 450 new and renewal leasing transactions representing 1.4 million Pro-rata SF, with trailing twelve month rent spreads of 1.2% as compared to 373 leasing transactions representing 1.4 million Pro-rata SF with positive trailing twelve month spreads of 7.4% in the three months ended March 31, 2020.  Rent spreads are on comparable retail operating property spaces in each period.

•	At March 31, 2021, our total property portfolio was 92.2% leased, while our same property portfolio was 92.5% leased, as compared to 92.3% leased and 93.0% leased, respectively, at December 31, 2020.

We continued our development and redevelopment of high quality shopping centers:

•

We currently have a total of 13 properties in process of development or redevelopment with total estimated Pro-rata project costs of $326.8 million as compared to 14 properties and $319.3 million at December 31, 2020.

We maintained a conservative balance sheet providing liquidity and financial flexibility to respond to these uncertain economic times and to cost effectively fund investment opportunities and debt maturities:

•	On January 15, 2021, we repaid our $265 million term loan and settled its related interest rate swap.
•

On February 9, 2021, the Company entered into an Amended and Restated Credit Agreement, which among other items, i) retains a borrowing capacity of $1.25 billion, ii) includes a $125 million sublimit for swingline loans and $50 million available for issuance of letters of credits, iii) extends the maturity date to March 23, 2025 and iv) provides for two six-month extension options.  The existing financial covenants under the Line remained unchanged.  As of March 31, 2021, we have a remaining borrowing capacity of $1.2 billion.

•	At March 31, 2021, our Pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 5.9x as compared to 6.0x at December 31, 2020.

Property Portfolio

The following table summarizes general information related to the Consolidated Properties in our portfolio:

(GLA in thousands)	March 31, 2021	December 31, 2020
Number of Properties	293	297
Properties in Development and Redevelopment	11	11
GLA	36,802	37,029
% Leased – Operating and Development	92.0%	92.2%
% Leased – Operating	92.2%	92.3%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$23.04	$22.90

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our portfolio:

(GLA in thousands)	March 31, 2021	December 31, 2020
Number of Properties	113	114
Properties in Development and Redevelopment	2	3
GLA	14,837	14,883
% Leased – Operating and Development	93.4%	93.3%
% Leased –Operating	93.4%	93.2%
Weighted average annual effective rent PSF, net of tenant concessions	$21.57	$21.84

For the purpose of the following disclosures of occupancy and leasing activity, “anchor space” is considered space greater than or equal to 10,000 SF and “shop space” is less than 10,000 SF. The following table summarizes Pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	March 31, 2021	December 31, 2020
% Leased – All Properties	92.2%	92.3%
Anchor space	95.1%	95.1%
Shop space	87.4%	87.5%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our co-investment partnerships:

	Three months ended March 31, 2021
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	6	95	$12.12	$45.66	$5.09
Renewal	27	589	13.44	0.29	0.10
Total Anchor Leases	33	684	$13.25	$6.59	$0.79
Shop Space
New	107	158	$31.19	$21.04	$7.90
Renewal	310	570	32.78	1.86	0.42
Total Shop Space Leases	417	728	$32.44	$6.02	$2.04
Total Leases	450	1,412	$23.14	$6.30	$1.44

	Three months ended March 31, 2020
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	4	45	$15.39	$9.79	$9.65
Renewal	25	742	14.68	0.25	0.48
Total Anchor Leases	29	787	$14.72	$0.80	$1.01
Shop Space
New	93	161	$36.76	$39.14	$11.38
Renewal	251	468	31.16	1.11	0.60
Total Shop Space Leases	344	629	$32.59	$10.84	$3.36
Total Leases	373	1,416	$22.67	$5.26	$2.06

The weighted average base rent per square foot on signed shop space leases during 2021 was $32.44 PSF, which is slightly lower than the weighted average annual base rent per square foot of all shop space leases due to expire during the next 12 months of $32.87 PSF.  While new and renewal rent spreads were slightly positive at 0.2% as compared to prior rents on those same spaces, future rent spreads could be negatively impacted if the COVID-19 pandemic results in oversupply of vacant retail in the markets in which we operate.  This may result in decreased demand for retail space in our centers, which could result in pricing pressure on rents.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which the top four are grocers:

	March 31, 2021
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Publix	68	6.7%	3.5%
Kroger	53	6.5%	3.0%
Albertsons Companies	45	4.3%	3.0%
Amazon/Whole Foods	35	2.6%	2.6%
TJX Companies	62	3.2%	2.6%

(1)	Includes Regency's Pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

The impact of bankruptcies may increase significantly if tenants occupying our centers are unable to withstand and recover from the disruptions caused by the COVID-19 pandemic, which could materially adversely impact Lease income and could result in greater legal expenses.  Since the pandemic began, and during 2020, we experienced an increase in the number of tenants filing for bankruptcy, but filings have slowed thus far in 2021, and a number of tenants have emerged from bankruptcy after reorganization.

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

The Company closely monitors its cash collections, which had significantly declined in the initial months of the pandemic, most notably from tenants whose businesses were classified as non-essential.  Cash collections through May 3, 2021 have continued to improve over initial pandemic levels with approximately 93% of billed base rent collected for the three months ended March 31, 2021.  The COVID-19 pandemic has continued to result in certain tenants requesting concessions from rent obligations, including deferrals, abatements and requests to negotiate future rents, while some tenants have been unable to reopen or have not honored the terms of their existing lease agreements.  The Company expects to continue to work with tenants, which may result in further rent concessions or legal actions as determined to be necessary and appropriate.  Due to the uncertainty surrounding the COVID-19 pandemic, there can be no assurances that all such deferred rent will ultimately be collected, or collected within the timeframes agreed upon.

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

Results from Operations

Comparison of the three months ended March 31, 2021 and 2020:

Our revenues changed as summarized in the following table:

	Three months ended March 31,
(in thousands)	2021	2020	Change
Lease income	$266,357	274,537	(8,180)
Other property income	1,953	2,305	(352)
Management, transaction, and other fees	6,393	6,816	(423)
Total revenues	$274,703	283,658	(8,955)

Lease income decreased $8.2 million, driven by the following contractually billable components of rent to the tenants per the lease agreements:

$7.6 million decrease from billable Base rent, as follows:

•	$1.0 million net decrease from a property undergoing reconstruction following tornado damage that occurred in 2019, offset by rent commencements at other development properties; and
•	$4.7 million net decrease from same properties due to the loss of rents from tenant move-outs and bankruptcies, offset by increases from rent steps in existing leases and rental rate growth, and
•	$1.9 million decrease from the sale of operating properties.

$6.9 million net decrease in Above and below market rent primarily from same properties driven by 2020 tenant move-outs and the timing of lease term modifications.

$719,000 decrease from billable Recoveries from tenants, which represent amounts contractually billable to tenants per the terms of the lease for their reimbursements to us for the tenants’ Pro-rata share of the operating, maintenance, insurance and real estate tax expenses that we incur to operate our shopping centers.  Recoveries from tenants decreased, on a net basis, primarily from the following:

•	$510,000 net decrease from same properties due to a decrease in real estate tax recoveries resulting from lower recovery rates, and
•	$420,000 decrease from the sale of operating properties, offset by
•	$211,000 increase from rent commencing at development properties and from acquisitions of operating properties

$807,000 increase in straight line rent from new leases with contractual rent steps and identification of fewer new cash basis tenants as collections have continued to improve.

$6.3 million increase in Lease income due to a net positive impact of Uncollectible lease income of $2.3 million during the three months ended March 31, 2021 as compared to an expense of $4.1 million for the three months ended March 31, 2020.  Uncollectible lease income on current period billings was higher compared to the three months ended March 31, 2020 when the Company was only seeing the first indications of the pandemics impact on our tenants.  This higher uncollectible lease income was offset by collections of prior period billings from our cash basis tenants. Approximately 93% of the base rent billed for the three months ended March 31, 2021, has been collected through May 3, 2021.  Future lease income could be negatively impacted by ongoing negotiations to assist tenants with their ability to remain operational as this pandemic subsides.

Changes in our operating expenses are summarized in the following table:

	Three months ended March 31,
(in thousands)	2021	2020	Change
Depreciation and amortization	$77,259	89,295	(12,036)
Operating and maintenance	45,582	42,369	3,213
General and administrative	21,287	13,705	7,582
Real estate taxes	36,166	35,887	279
Other operating expenses	698	1,337	(639)
Total operating expenses	$180,992	182,593	(1,601)

Depreciation and amortization costs decreased, on a net basis, as follows:

•	$459,000 net increase from acquisitions of operating properties, development properties, and corporate assets; offset by
•	$11.9 million decrease from same properties, primarily attributable to early tenant move-outs in 2020; and
•	$597,000 decrease from the sale of operating properties.

Operating and maintenance costs increased, on a net basis, as follows:

•	$536,000 net increase from acquisitions of operating properties and development properties;
•	$1.5 million increase from same properties, primarily attributable to increases in insurance costs as well as legal expenses associated with tenant defaults and bankruptcies; and
•	$1.2 million increase from a termination fee expense in 2021 at a property that has since been sold.

General and administrative costs increased, on a net basis, as follows:

•

$5.4 million increase in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income;

•	$1.5 million increase in compensation costs primarily driven by higher incentive compensation; and
•	$953,000 increase due to less development overhead capitalization based on the status and progress on development and redevelopment projects during the year; offset by
•	$315,000 net decrease in other costs primarily from reduced travel and entertainment expenses.

Other operating expenses decreased $637,000, attributable to decreased development pursuit costs.

The following table presents the components of other expense (income):

	Three months ended March 31,
(in thousands)	2021	2020	Change
Interest expense, net
Interest on notes payable	$37,235	34,566	2,669
Interest on unsecured credit facilities	599	2,937	(2,338)
Capitalized interest	(849)	(1,175)	326
Hedge expense	109	1,650	(1,541)
Interest income	(158)	(542)	384
Interest expense, net	$36,936	37,436	(500)
Goodwill impairment	—	132,128	(132,128)
Provision for impairment of real estate, net of tax	—	784	(784)
Gain on sale of real estate, net of tax	(11,698)	(38,005)	26,307
Net investment income	(1,486)	4,923	(6,409)
Total other expense (income)	$23,752	137,266	(113,514)

The $501,000 net decrease in Interest expense is primarily driven by the following changes:

•

$2.7 million net increase in Interest on notes payable from the issuance of $600 million of senior unsecured notes in May 2020, offset by the payoff of $300 million of senior unsecured notes in September 2020 together with the repayment of several mortgages; offset by

•	$2.3 million decrease in Interest on unsecured credit facilities primarily related to the January 2021 repayment of the $265 million term loan and reduced Line balance; and
•	$1.5 million decrease in Hedge expense as two of our previously settled forward swaps hedging our ten-year notes fully amortized in 2020.

During the three months ended March 31, 2020, we recognized $132.1 million of Goodwill impairment, due to the significant market and economic impacts of the COVID-19 pandemic.

During the three months ended March 31, 2021, we had no provision for impairment of real estate.  During the three months ended March 31, 2020, we recognized provision for impairment of real estate of $784,000 on one operating property and one land parcel.

During the three months ended March 31, 2021, we recognized gains on sale of $11.7 million for one land parcel, two operating properties, and the receipt of property insurance proceeds.  During the three months ended March 31, 2020, we recognized gains on sale of $38.0 million from one land parcel, two operating properties, receipt of property insurance proceeds, and the re-measurement gain from the acquisition of controlling interest in a previously held equity investment.

Net investment income increased $6.4 million primarily driven by changes in unrealized gains and losses of plan assets held in the non-qualified deferred compensation plan.  There is an offsetting adjustment in General and administrative costs related to participant obligations within the deferred compensation plans.

Our equity in income of investments in real estate partnerships increased as follows:

		Three months ended March 31,
(in thousands)	Regency's Ownership	2021	2020	Change
GRI - Regency, LLC (GRIR)	40.00%	$7,620	8,769	(1,149)
New York Common Retirement Fund (NYC)	30.00%	784	174	610
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	432	407	25
Columbia Regency Partners II, LLC (Columbia II)	20.00%	510	456	54
Cameron Village, LLC (Cameron)	30.00%	304	310	(6)
RegCal, LLC (RegCal)	25.00%	525	338	187
US Regency Retail I, LLC (USAA)	20.01%	234	282	(48)
Other investments in real estate partnerships	35.00% - 50.00%	1,257	682	575
Total equity in income of investments in real estate partnerships		$11,666	11,418	248

The $248,000 increase in our equity in income of investments in real estate partnerships is largely attributable to the following:

•	$1.1 million decrease within GRIR primarily due to $1.5 million of additional termination fee income earned in 2020; offset by
•	$610,000 increase within NYC primarily due to gains recognized in 2021 on the sale of operating real estate, and
•	$575,000 increase within Other investments in real estate partnerships as two new developments were completed and began operations in 2020.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended March 31,
(in thousands)	2021	2020	Change
Net income (loss)	$81,625	(24,783)	106,408
Income attributable to noncontrolling interests	(969)	(549)	(420)
Net income (loss) attributable to common stockholders	$80,656	(25,332)	105,988
Net (income) loss attributable to exchangeable operating partnership units	(364)	115	(479)
Net income (loss) attributable to common unit holders	$81,020	(25,447)	106,467

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

Pro-Rata Same Property NOI:

Our Pro-rata same property NOI, excluding termination fees, changed from the following major components:

	Three months ended March 31,
(in thousands)	2021	2020	Change
Base rent (1)	$211,202	216,144	(4,942)
Recoveries from tenants (1)	70,240	70,598	(358)
Percentage rent (1)	3,809	3,908	(99)
Termination fees (1)	418	2,146	(1,728)
Uncollectible lease income	1,866	(3,668)	5,534
Other lease income (1)	2,703	2,514	189
Other property income	1,294	1,691	(397)
Total real estate revenue	291,532	293,333	(1,801)
Operating and maintenance	46,001	43,543	2,458
Real estate taxes	40,112	39,429	683
Ground rent	2,939	2,941	(2)
Total real estate operating expenses	89,052	85,913	3,139
Pro-rata same property NOI	$202,480	207,420	(4,940)
Less: Termination fees	418	2,146	(1,728)
Pro-rata same property NOI, excluding termination fees	$202,062	205,274	(3,212)
Pro-rata same property NOI growth, excluding termination fees			-1.6%

(1)	Represents amounts included within Lease income in the accompanying Consolidated Statements of Operations that are contractually billable to the tenants per the terms of the lease agreements.

Billable Base rent decreased $4.9 million during the three months ended March 31, 2021, due to loss of rents from bankruptcies and tenant move-outs, partially offset by contractual rent steps in existing leases.

Termination fees decreased $1.7 million during the three months ended March 31, 2021, primarily due to strategic changes in anchor merchandising mix during 2020.

Uncollectible lease income decreased $5.5 million during the three months ended March 31, 2021.  Uncollectible lease income on current period billings was higher compared to the three months ended March 31, 2020 when we were only seeing the first indications of the pandemic’s impact on our tenants.  This higher uncollectible lease income was offset by collections of prior period billings from our cash basis tenants resulting in a net positive impact of $1.9 million.  Current rent collection rates are lower than pre-pandemic levels, although we continue to see sequential quarter improvements.

Operating and maintenance increased $2.5 million during the three months ended March 31, 2021, due primarily to an increase in insurance premiums and legal costs.

Real estate taxes increased $683,000 during the three months ended March 31, 2021, due to changes in assessed values at properties across our portfolio.

Same Property Rollforward:

Our same property pool includes the following property count, Pro-rata GLA, and changes therein:

	Three months ended March 31,
	2021		2020
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	393	40,228	396	40,525
Acquired properties owned for entirety of comparable periods presented	2	378	5	315
Developments that reached completion by the beginning of earliest comparable period presented	6	683	3	553
Disposed properties	(4)	(110)	(2)	(379)
SF adjustments (1)	—	33	—	(1)
Properties under or being repositioned for redevelopment	—	—	(3)	(445)
Ending same property count	397	41,212	399	40,568

(1)	SF adjustments arise from remeasurements or redevelopments.

Nareit FFO:

Our reconciliation of net income (loss) attributable to common stock and unit holders to Nareit FFO is as follows:

	Three months ended March 31,
(in thousands, except share information)	2021	2020
Reconciliation of Net income (loss) to Nareit FFO
Net income (loss) attributable to common stockholders	$80,656	(25,332)
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	84,494	96,632
Goodwill impairment	—	132,128
Provision for impairment of real estate	—	784
Gain on sale of real estate, net of tax	(12,070)	(37,952)
Exchangeable operating partnership units	364	(115)
Nareit FFO attributable to common stock and unit holders	$153,444	166,145

(1)	Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interest.

Same Property NOI Reconciliation:

Our reconciliation of Net income (loss) attributable to common stockholders to Same Property NOI, on a Pro-rata basis, is as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Net income (loss) attributable to common stockholders	$80,656	(25,332)
Less:
Management, transaction, and other fees	6,393	6,816
Other (1)	7,704	13,810
Plus:
Depreciation and amortization	77,259	89,295
General and administrative	21,287	13,705
Other operating expense	698	1,337
Other expense (income)	23,752	137,266
Equity in income of investments in real estate excluded from NOI (2)	13,301	15,483
Net income attributable to noncontrolling interests	969	549
Pro-rata NOI	$203,825	211,677
Less non-same property NOI (3)	1,345	4,257
Pro-rata same property NOI	$202,480	207,420

(1)	Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interest.
(2)	Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.
(3)	Includes revenues and expenses attributable to non-same property, sold property, development property, and corporate activities.

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

We continue to monitor our tenant cash collections amidst the continuing pandemic.  Our base rent collection experience since the pandemic began has been lower than historical pre-pandemic averages, but has increased since its low in the second quarter of 2020 as businesses reopen in states that have lifted or reduced operating restrictions.  During the three months ended March 31, 2021, base rent collections were 93% through May 3, 2021.  We expect that our collection rates will remain lower than historical pre-pandemic averages for the foreseeable future until restrictions are significantly lifted and consumers return to in-store experiences.

We draw on multiple financing sources to fund our long-term capital needs, including the capital requirements of our in process and planned developments, redevelopments, and capital expenditures, and the repayment of debt.  We expect to meet these needs by using one or more of the following: cash flow from operations, proceeds from the sale of real estate, mortgage loan and unsecured bank financing, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new unsecured debt.  We continually evaluate alternative financing options, and we believe we can obtain financing on reasonable terms; however, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

We have no unsecured debt maturities until 2024 and a manageable level of secured mortgage maturities during the next 12 months, including those mortgages within our joint ventures.  Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next 12 months.

In addition to our $137.2 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	March 31, 2021
ATM equity program
Original offering amount	$500,000
Available capacity	$500,000
Line of Credit
Total commitment amount	$1,250,000
Available capacity (1)	$1,240,342
Maturity (2)	March 23, 2025

(1)	Net of letters of credit.
(2)	The Company has the option to extend the maturity for two additional six-month periods.

The declaration of dividends is determined quarterly by our Board of Directors.  On May 5, 2021, our Board of Directors declared a common stock dividend of $0.595 per share, payable on July 6, 2021, to shareholders of record as of June 15, 2021.  While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.  We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the three months ended March 31, 2021 and 2020, we generated cash flow from operations of $139.4 million and $125.7 million, respectively, and paid $101.0 million and $99.9 million in dividends to our common stock and unit holders, respectively.

We currently have 13 development and redevelopment projects in various stages of construction, along with a pipeline of potential projects for future development or redevelopment.  After funding our common stock dividend payment in April 2021, we estimate that we will require capital during the next twelve months of approximately $264.9 million to repay maturing debt not expected to be refinanced, to fund construction and related costs for committed tenant improvements and in-process development and redevelopment, and to make capital contributions to our co-investment partnerships.  If we start new development or redevelopments, commit to new acquisitions, repay debt prior to maturity, or repurchase shares of our common stock, our cash requirements will increase.  The $1.2 billion available on our Line together with having no unsecured debt maturities until 2024 strengthen our financial position enabling us to fund our expected near-term operating and capital expenditures amid the uncertainty of operating cash flows during this pandemic and recovery period.

We endeavor to maintain a high percentage of unencumbered assets. As of March 31, 2021, 89.7% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our trailing twelve month Fixed charge coverage ratio, including our Pro-rata share of our partnerships, was 3.6x for both periods ended March 31, 2021 and December 31, 2020, and our Pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 5.9x and 6.0x, respectively, for the same periods.  These ratios could worsen during 2021 as a result of further impacts from the COVID-19 pandemic.

Our Line and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. We are in compliance with these covenants at March 31, 2021, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Three months ended March 31,
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$139,362	125,678	13,684
Net cash provided by (used in) investing activities	6,770	(2,553)	9,323
Net cash (used in) provided by financing activities	(385,262)	498,158	(883,420)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(239,130)	621,283	(860,413)
Total cash and cash equivalents and restricted cash	$139,320	736,845	(597,525)

Net cash provided by operating activities:

Net cash provided by operating activities increased $13.7 million due to:

•

$23.9 million increase in cash from operating activities due to timing of real estate tax payments and a 2021 increase in prepaid rents, which were lower in March of 2020 going into the pandemic, partially offset by

•	$7.7 million decrease in cash from operating income due to lost rents from bankruptcies and tenant move-outs, and
•	$2.5 million decrease from cash paid in 2021 to settle interest rate swaps on our term loan which was repaid in January 2021.

Net cash provided by (used in) investing activities:

Net cash used in investing activities changed by $9.3 million as follows:

	Three months ended March 31,
(in thousands)	2021	2020	Change
Cash flows from investing activities:
Acquisition of operating real estate	$—	(16,867)	16,867
Advance deposits refunded on acquisition of operating real estate	500	100	400
Real estate development and capital improvements	(31,378)	(56,309)	24,931
Proceeds from sale of real estate investments	53,859	103,522	(49,663)
Issuance of notes receivable	(20)	(167)	147
Investments in real estate partnerships	(20,223)	(32,972)	12,749
Return of capital from investments in real estate partnerships	3,283	—	3,283
Dividends on investment securities	51	84	(33)
Acquisition of investment securities	(8,136)	(4,392)	(3,744)
Proceeds from sale of investment securities	8,834	4,448	4,386
Net cash provided by (used in) investing activities	$6,770	(2,553)	9,323

Significant changes in investing activities include:

•	We paid $16.9 million for the acquisition of one operating property during 2020 and had no acquisitions during the same period in 2021.
•	We invested $24.9 million less in 2021 than the same period in 2020 on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•

We sold four operating properties and one land parcel in 2021 and received proceeds of $53.9 million compared to two operating properties and one land parcel in 2020 for proceeds of $103.5 million, including proceeds from repayment of a short-term note issued at closing and repaid during the same period.

•	We invested $20.2 million in our real estate partnerships during 2021, including:
o	$18.7 million to fund our share of debt payments, and
o	$1.5 million to fund our share of development and redevelopment activities.

During the same period in 2020, we invested $33.0 million, including:

o	$16.0 million to fund the acquisition of an additional equity interest in one partnership,
o	$10.6 million to fund our share of debt payments, and
o	$6.4 million to fund our share of development and redevelopment activities.
•

Return of capital from our unconsolidated real estate partnerships includes sales or financing proceeds.  During the three months ended March 31, 2021 we received $2.2 million from our share of proceeds from real estate sales and $1.1 million from our share of proceeds from debt refinancing activities.  We had no such distributions during the three months ended March 31, 2020.

•	Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment. During 2021, we deployed capital of $31.4 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Three months ended March 31,
(in thousands)	2021	2020	Change
Capital expenditures:
Building and tenant improvements	$7,261	11,488	(4,227)
Redevelopment costs	16,159	30,768	(14,609)
Development costs	4,400	6,406	(2,006)
Capitalized interest	843	935	(92)
Capitalized direct compensation	2,715	6,712	(3,997)
Real estate development and capital improvements	$31,378	56,309	(24,931)

•	Building and tenant improvements decreased $4.2 million in 2021, primarily related to the timing of capital projects.
•

Redevelopment expenditures are lower in 2021 due to the timing and magnitude of projects currently in process. Subject to capital availability, we intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovation, new out-parcel building construction, and redevelopment related tenant improvement costs.  The size and magnitude of each redevelopment project varies with each redevelopment plan.  The timing and duration of these projects could also result in volatility in NOI.  See the tables below for more details about our redevelopment projects.

•

Development expenditures are lower in 2021 due to the progress towards completion of our development projects currently in process.  See the tables below for more details about our development projects.

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

•

We have a staff of employees who directly support our development program, which includes redevelopment of our existing properties. Internal compensation costs directly attributable to these activities are capitalized as part of each project.  In light of the current pandemic environment and its impact on the retail industry, we expect that our development activity could be significantly lower than pre-pandemic levels. As a result, we expect the amount of internal costs for development activities that may be capitalized could be significantly lower than historical amounts.

The following table summarizes our development projects:

(in thousands, except cost PSF)					March 31, 2021
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated / Actual Net Development Costs (2) (3)	GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred

Developments In-Process
Carytown Exchange	Richmond, VA	64%	Q4-18	2023	$19,838	46	$431	80%
East San Marco	Jacksonville, FL	100%	Q4-20	2024	19,519	59	331	24%
Eastfield at Baybrook (4)	Houston, TX	50%	Q4-20	2022	2,337	55	42	87%

(1)	Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)	Includes leasing costs and is net of tenant reimbursements.
(3)	Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.
(4)

Estimated Net Development Costs for Eastfield at Baybrook Phase 1A is limited to our ownership interest in the value of the land and site improvements where we are committed to deliver a parcel to a grocer, under a lease agreement, to construct their building and improvements.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)					March 31, 2021
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated Incremental Project Costs (2) (3)	GLA (3)	% of Costs Incurred

Redevelopments In-Process
Bloomingdale Square	Tampa, FL	100%	Q3-18	2022	$21,327	252	88%
The Crossing Clarendon	Metro, DC	100%	Q4-18	2024	60,753	135	53%
Point 50	Metro, DC	100%	Q4-18	2023	17,655	48	86%
The Abbot	Boston, MA	100%	Q2-19	2023	57,237	65	56%
Sheridan Plaza	Hollywood, FL	100%	Q3-19	2022	12,115	507	63%
West Bird Plaza	Miami, FL	100%	Q4-19	2022	10,338	99	52%
Preston Oaks	Dallas, TX	100%	Q4-20	2023	22,327	101	32%
Serramonte Center	San Francisco, CA	100%	Q4-20	2026	55,000 +/-	1,070	26%
Various Properties	Various	40% - 100%	Various	Various	28,377	1,424	38%

Redevelopments Completed
Various Properties	Various	40% - 100%	Various	Various	$3,409	$288	96%

(1)	Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)	Includes leasing costs and is net of tenant reimbursements.
(3)	Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.

Net cash (used in) provided by financing activities:

Net cash flows from financing activities changed by $883.4 million during 2021, as follows:

	Three months ended March 31,
(in thousands)	2021	2020	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$—	125,773	(125,773)
Repurchase of common shares in conjunction with equity award plans	(3,996)	(5,298)	1,302
Distributions to limited partners in consolidated partnerships, net	(785)	(1,064)	279
Dividend payments and operating partnership distributions	(101,033)	(99,864)	(1,169)
Proceeds from unsecured credit facilities, net	—	485,000	(485,000)
Debt repayment, including early redemption costs	(272,076)	(6,438)	(265,638)
Payment of loan costs	(7,468)	—	(7,468)
Proceeds from sale of treasury stock, net	96	49	47
Net cash (used in) provided by financing activities	$(385,262)	498,158	(883,420)

Significant financing activities during the three months ended March 31, 2021 and 2020, include the following:

•	We received proceeds of $125.8 million in March 2020 upon settling our forward equity sales under our ATM program.
•

We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $4.0 million and $5.3 million during 2021 and 2020, respectively.

•	We paid $1.2 million more in dividends as a result of an increase in the number of shares of our common stock outstanding.
•	We had the following debt related activity during 2021:
o	We paid $272.1 million for debt repayments, including:
▪	$265 million to repay our outstanding term loan,
▪	$4.0 million to repay a mortgage maturity, and

▪	$3.1 million in principal mortgage payments,
o	We paid $7.5 million of loan costs in connection with the renewal of our Line.
•	We had the following debt related activity during 2020:
o	We borrowed, net of repayments, an additional $485.0 million on our Line, primarily to increase liquidity and financial flexibility during the COVID-19 pandemic,
o	We paid $6.4 million in other debt repayments, including:
▪	$3.9 million to repay a mortgage maturity, and
▪	$2.5 million in principal mortgage payments.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our co-investment partnerships and our Pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Number of Co-investment Partnerships	17	17
Regency’s Ownership	20% - 50%	20% - 50%
Number of Properties	113	114
Assets	$3,047,889	3,067,227	$1,081,154	1,086,874
Liabilities	1,609,294	1,687,587	552,887	577,001
Equity	1,438,595	1,379,640	528,267	509,873
Negative investment in US Regency Retail I, LLC (USAA) (2)			4,527	4,401
Basis difference			(48,369)	(47,119)
Investments in real estate partnerships			$484,425	467,155

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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	March 31, 2021	December 31, 2020
GRI - Regency, LLC (GRIR)	40.00%	$181,451	179,728
New York Common Retirement Fund (NYC)	30.00%	43,130	27,627
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7,401	8,699
Columbia Regency Partners II, LLC (Columbia II)	20.00%	39,013	37,882
Cameron Village, LLC (Cameron)	30.00%	10,026	10,108
RegCal, LLC (RegCal)	25.00%	25,735	25,908
Other investments in real estate partnerships	35.00% - 50.00%	177,669	177,203
Total Investment in real estate partnerships		$484,425	467,155
US Regency Retail I, LLC (USAA) (1)	20.01%	(4,527)	(4,401)
Net Investment in real estate partnerships		$479,898	462,754

(1)

The USAA partnership has distributed proceeds from debt financing and real estate sales in excess of Regency's carrying value of its investment, resulting in a negative investment balance, which is classified within Accounts payable and other liabilities in the Consolidated Balance Sheets.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	March 31, 2021
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities		Unsecured Maturities		Total	Regency’s Pro-Rata Share
2021	$7,550	237,535	(1)	7,300	(1)	252,385	96,059
2022	7,736	254,893		—		262,629	97,472
2023	3,196	171,608		—		174,804	65,137
2024	1,796	33,690		—		35,486	14,217
2025	2,168	137,000		—		139,168	42,153
Beyond 5 Years	10,859	620,321		—		631,180	201,140
Net unamortized loan costs, debt premium / (discount)	—	(8,838)		—		(8,838)	(2,893)
Total	$33,305	1,446,209		7,300		1,486,814	513,285

(1) Subsequent to March 31, 2021, our real estate partnerships refinanced $151.4 million of the 2021 maturing mortgages, with new borrowings of $197.0 million maturing in 2031.  Additionally, the unsecured credit facility was extended to mature in 2022.

At March 31, 2021, our investments in real estate partnerships had notes payable of $1.5 billion maturing through 2034, of which 91.6% had a weighted average fixed interest rate of 4.0%. The remaining notes payable float with LIBOR and had a weighted average variable interest rate of 2.4%. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $513.3 million as of March 31, 2021. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions.

We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our Pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended March 31,
(in thousands)	2021	2020
Asset management, property management, leasing, and other transaction fees	$6,384	6,807

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining primarily to specific chemicals historically used by certain current and former dry cleaning tenants and the existence of asbestos in older shopping centers. We believe that the few tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we endeavor to require tenants to remove dry cleaning plants from our shopping centers or convert them to more environmentally friendly systems, in accordance with the terms of our leases. We have a blanket environmental insurance policy for third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also secured environmental insurance, where appropriate, on a relatively small number of specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so.

As of March 31, 2021, we had accrued liabilities of $7.8 million for our Pro-rata share of environmental remediation, including our Investments in real estate partnerships. We believe that the ultimate remediation of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations.  We can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We continuously monitor the capital markets and evaluate our ability to issue new debt, to repay maturing debt, or fund our commitments.  Although the capital markets have experienced volatility related to the pandemic, we continue to believe, in light of our credit ratings, the capacity under our unsecured credit facility, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we will be able to successfully issue new secured or unsecured debt to fund maturing debt obligations.  However, the degree to which such capital market volatility will adversely impact the interest rates on any new debt that we may issue is uncertain.  Otherwise, there have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in item 7A of Part II of our Form 10-K for the year ended December 31, 2020.

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2021 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2021 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in item 1A. of Part I of our Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2021.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended March 31, 2021.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 through January 31, 2021	1,307	$45.59	—	$250,000,000
February 1 through February 28, 2021	83,429	$47.18	—	$250,000,000
March 1 through March 31, 2021	—	$—	—	$250,000,000

(1)	Consists of shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.
(2)

On February 3, 2021, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is set to expire on February 3, 2023. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the Board. Through March 31, 2021, no shares have been repurchased under this program.

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

May 7, 2021	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

May 7, 2021	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)