Form 10-Q
period 2021-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2021-08-06
CIK 910606, 1066247

N o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Regency Centers Corporation              Yes   ☐     No   ☒                     Regency Centers, L.P.              Yes   ☐     No   ☒

The number of shares outstanding of Regency Centers Corporation’s common stock was 169,873,727 as of August 5, 2021.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2021, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”, “Regency Centers” or “Regency” means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of June 30, 2021, the Parent Company owned approximately 99.6% of the Units in the Operating Partnership. The remaining limited Units are owned by investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

June 30, 2021 and December 31, 2020

(in thousands, except share data)

	2021	2020
Assets	(unaudited)
Real estate assets, at cost	$11,123,004	11,101,858
Less: accumulated depreciation	2,106,958	1,994,108
Real estate assets, net	9,016,046	9,107,750
Investments in real estate partnerships	409,627	467,155
Properties held for sale	—	33,934
Cash, cash equivalents, and restricted cash, including $2,580 and $2,377 of restricted cash at June 30, 2021 and December 31, 2020, respectively	286,613	378,450
Tenant and other receivables	131,510	143,633
Deferred leasing costs, less accumulated amortization of $115,396 and $113,959 at June 30, 2021 and December 31, 2020, respectively	66,604	67,910
Acquired lease intangible assets, less accumulated amortization of $298,377 and $284,880 at June 30, 2021 and December 31, 2020, respectively	169,119	188,799
Right of use assets, net	284,440	287,827
Other assets	276,207	261,446
Total assets	$10,640,166	10,936,904
Liabilities and Equity
Liabilities:
Notes payable	$3,650,307	3,658,405
Unsecured credit facilities	—	264,679
Accounts payable and other liabilities	313,896	302,361
Acquired lease intangible liabilities, less accumulated amortization of $159,554 and $145,966 at June 30, 2021 and December 31, 2020, respectively	361,959	377,712
Lease liabilities	218,069	220,390
Tenants’ security, escrow deposits and prepaid rent	55,904	55,210
Total liabilities	4,600,135	4,878,757
Commitments and contingencies	—	—
Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share, 220,000,000 shares authorized; 169,867,162 and 169,680,138 shares issued at June 30, 2021 and December 31, 2020, respectively	1,699	1,697
Treasury stock at cost, 564,015 and 459,828 shares held at June 30, 2021 and December 31, 2020, respectively	(25,887)	(24,436)
Additional paid-in-capital	7,796,699	7,792,082
Accumulated other comprehensive loss	(13,658)	(18,625)
Distributions in excess of net income	(1,791,773)	(1,765,806)
Total stockholders’ equity	5,967,080	5,984,912
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $48,696 and $34,878 at June 30, 2021 and December 31, 2020, respectively	35,544	35,727
Limited partners’ interests in consolidated partnerships	37,407	37,508
Total noncontrolling interests	72,951	73,235
Total equity	6,040,031	6,058,147
Total liabilities and equity	$10,640,166	10,936,904

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Lease income	$276,730	222,552	$543,087	497,089
Other property income	3,074	2,435	5,027	4,740
Management, transaction, and other fees	7,355	6,126	13,748	12,942
Total revenues	287,159	231,113	561,862	514,771
Operating expenses:
Depreciation and amortization	74,217	85,058	151,476	174,353
Operating and maintenance	46,566	40,032	92,148	82,401
General and administrative	19,187	21,202	40,474	34,907
Real estate taxes	35,447	36,793	71,613	72,680
Other operating expenses	1,177	2,480	1,875	3,817
Total operating expenses	176,594	185,565	357,586	368,158
Other expense (income):
Interest expense, net	35,812	40,375	72,748	77,811
Goodwill impairment	—	—	—	132,128
Provision for impairment of real estate	135	230	135	1,014
Gain on sale of real estate, net of tax	(19,781)	(7,448)	(31,479)	(45,453)
Net investment (income) loss	(1,998)	(4,359)	(3,484)	564
Total other expense (income)	14,168	28,798	37,920	166,064
Income (loss) from operations before equity in income of investments in real estate partnerships	96,397	16,750	166,356	(19,451)
Equity in income of investments in real estate partnerships	435	2,824	12,101	14,242
Net income (loss)	96,832	19,574	178,457	(5,209)
Noncontrolling interests:
Exchangeable operating partnership units	(432)	(87)	(796)	28
Limited partners’ interests in consolidated partnerships	(910)	(441)	(1,515)	(1,105)
Income attributable to noncontrolling interests	(1,342)	(528)	(2,311)	(1,077)
Net income (loss) attributable to common stockholders	$95,490	19,046	$176,146	(6,286)

Income (loss) per common share - basic	$0.56	0.11	$1.04	(0.04)
Income (loss) per common share - diluted	$0.56	0.11	$1.04	(0.04)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$96,832	19,574	$178,457	(5,209)
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(2,302)	(2,442)	3,508	(18,521)
Reclassification adjustment of derivative instruments included in net income (loss)	1,034	2,484	2,069	3,909
Unrealized gain (loss) on available-for-sale debt securities	71	311	(214)	326
Other comprehensive (loss) income	(1,197)	353	5,363	(14,286)
Comprehensive income (loss)	95,635	19,927	183,820	(19,495)
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,342	528	2,311	1,077
Other comprehensive (loss) income attributable to noncontrolling interests	(51)	(43)	396	(1,148)
Comprehensive income (loss) attributable to noncontrolling interests	1,291	485	2,707	(71)
Comprehensive income (loss) attributable to the Company	$94,344	19,442	$181,113	(19,424)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended June 30, 2021 and 2020

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at March 31, 2020	$1,696	(23,897)	7,780,336	(25,531)	(1,533,182)	6,199,422	36,744	39,069	75,813	6,275,235
Net income	—	—	—	—	19,046	19,046	87	441	528	19,574
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	(2,016)	—	(2,016)	(10)	(105)	(115)	(2,131)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	2,412	—	2,412	11	61	72	2,484
Deferred compensation plan, net	—	(700)	700	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	1	—	3,827	—	—	3,828	—	—	—	3,828
Common stock issued for stock based compensation, net	—	—	13	—	—	13	—	—	—	13
Common stock issued under dividend reinvestment plan	—	—	377	—	—	377	—	—	—	377
Common stock issued, net of issuance costs	—	—	(158)	—	—	(158)	—	—	—	(158)
Contributions from partners	—	—	—	—	—	—	—	31	31	31
Distributions to partners	—	—	—	—	—	—	—	(654)	(654)	(654)
Cash dividends declared:
Common stock/unit ($0.595 per share)	—	—	—	—	(100,941)	(100,941)	(456)	—	(456)	(101,397)
Balance at June 30, 2020	$1,697	(24,597)	7,785,095	(25,135)	(1,615,077)	6,121,983	36,376	38,843	75,219	6,197,202

Balance at March 31, 2021	$1,698	(24,775)	7,791,416	(12,512)	(1,786,196)	5,969,631	35,667	37,746	73,413	6,043,044
Net income	—	—	—	—	95,490	95,490	432	910	1,342	96,832
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	(2,093)	—	(2,093)	(10)	(128)	(138)	(2,231)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	947	—	947	4	83	87	1,034
Deferred compensation plan, net	—	(1,112)	1,112	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	1	—	3,563	—	—	3,564	—	—	—	3,564
Common stock issued for stock based compensation, net	—	—	117	—	—	117	—	—	—	117
Common stock issued under dividend reinvestment plan	—	—	392	—	—	392	—	—	—	392
Common stock issued for partnership units exchanged	—	—	99	—	—	99	(99)	—	(99)	—
Distributions to partners	—	—	—	—	—	—	—	(1,204)	(1,204)	(1,204)
Cash dividends declared:
Common stock/unit ($0.595 per share)	—	—	—	—	(101,067)	(101,067)	(450)	—	(450)	(101,517)
Balance at June 30, 2021	$1,699	(25,887)	7,796,699	(13,658)	(1,791,773)	5,967,080	35,544	37,407	72,951	6,040,031

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the six months ended June 30, 2021 and 2020

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1,676	(23,199)	7,654,930	(11,997)	(1,408,062)	6,213,348	36,100	40,513	76,613	6,289,961
Net (loss) income	—	—	—	—	(6,286)	(6,286)	(28)	1,105	1,077	(5,209)
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	(16,954)	—	(16,954)	(77)	(1,164)	(1,241)	(18,195)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	3,816	—	3,816	17	76	93	3,909
Deferred compensation plan, net	—	(1,398)	1,398	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	7,590	—	—	7,592	—	—	—	7,592
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(5,175)	—	—	(5,175)	—	—	—	(5,175)
Common stock issued under dividend reinvestment plan	—	—	756	—	—	756	—	—	—	756
Common stock issued, net of issuance costs	19	—	125,596	—	—	125,615	—	—	—	125,615
Contributions from partners	—	—	—	—	—	—	—	131	131	131
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	1,275	—	1,275	1,275
Distributions to partners	—	—	—	—	—	—	—	(1,818)	(1,818)	(1,818)
Cash dividends declared:
Common stock/unit ($1.190 per share)	—	—	—	—	(200,729)	(200,729)	(911)	—	(911)	(201,640)
Balance at June 30, 2020	$1,697	(24,597)	7,785,095	(25,135)	(1,615,077)	6,121,983	36,376	38,843	75,219	6,197,202

Balance at December 31, 2020	$1,697	(24,436)	7,792,082	(18,625)	(1,765,806)	5,984,912	35,727	37,508	73,235	6,058,147
Net income	—	—	—	—	176,146	176,146	796	1,515	2,311	178,457
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	3,069	—	3,069	15	210	225	3,294
Amounts reclassified from accumulated other comprehensive loss	—	—	—	1,898	—	1,898	8	163	171	2,069
Deferred compensation plan, net	—	(1,451)	1,451	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	6,041	—	—	6,043	—	—	—	6,043
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(3,742)	—	—	(3,742)	—	—	—	(3,742)
Common stock issued under dividend reinvestment plan	—	—	768	—	—	768	—	—	—	768
Common stock issued for partnership units exchanged	—	—	99	—	—	99	(99)	—	(99)	—
Distributions to partners	—	—	—	—	—	—	—	(1,989)	(1,989)	(1,989)
Cash dividends declared:
Common stock/unit ($1.190 per share)	—	—	—	—	(202,113)	(202,113)	(903)	—	(903)	(203,016)
Balance at June 30, 2021	$1,699	(25,887)	7,796,699	(13,658)	(1,791,773)	5,967,080	35,544	37,407	72,951	6,040,031

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2021 and 2020

(in thousands)

(unaudited)

	2021	2020
Cash flows from operating activities:
Net income (loss)	$178,457	(5,209)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,476	174,353
Amortization of deferred loan costs and debt premiums	3,479	5,237
(Accretion) and amortization of above and below market lease intangibles, net	(11,174)	(22,456)
Stock-based compensation, net of capitalization	5,894	7,217
Equity in income of investments in real estate partnerships	(12,101)	(14,242)
Gain on sale of real estate, net of tax	(31,479)	(45,453)
Provision for impairment of real estate, net of tax	135	1,014
Goodwill impairment	—	132,128
Distribution of earnings from investments in real estate partnerships	36,545	18,655
Settlement of derivative instruments	(2,472)	—
Deferred compensation expense	2,856	(441)
Realized and unrealized (gain) loss on investments	(3,606)	599
Changes in assets and liabilities:
Tenant and other receivables	12,711	(24,111)
Deferred leasing costs	(4,884)	(3,732)
Other assets	(8,490)	(8,499)
Accounts payable and other liabilities	7,168	10,982
Tenants’ security, escrow deposits and prepaid rent	772	(8,623)
Net cash provided by operating activities	325,287	217,419
Cash flows from investing activities:
Acquisition of operating real estate	—	(16,867)
Advance deposits refunded on acquisition of operating real estate	500	100
Real estate development and capital improvements	(72,735)	(107,852)
Proceeds from sale of real estate investments	107,577	115,614
Issuance of notes receivable	(20)	(440)
Investments in real estate partnerships	(21,382)	(42,088)
Return of capital from investments in real estate partnerships	58,699	23,235
Dividends on investment securities	67	140
Acquisition of investment securities	(14,065)	(7,062)
Proceeds from sale of investment securities	14,393	7,094
Net cash provided by (used in) investing activities	73,034	(28,126)
Cash flows from financing activities:
Net proceeds from common stock issuance	—	125,616
Repurchase of common shares in conjunction with equity award plans	(4,017)	(5,405)
Proceeds from sale of treasury stock	96	62
Distributions to limited partners in consolidated partnerships, net	(1,989)	(1,644)
Distributions to exchangeable operating partnership unit holders	(907)	(910)
Dividends paid to common stockholders	(201,233)	(199,971)
Proceeds from issuance of fixed rate unsecured notes, net	—	598,830
Proceeds from unsecured credit facilities	—	610,000
Repayment of unsecured credit facilities	(265,000)	(830,000)
Repayment of notes payable	(3,962)	(3,891)
Scheduled principal payments	(5,678)	(5,128)
Payment of loan costs	(7,468)	(5,056)
Net cash (used in) provided by financing activities	(490,158)	282,503
Net (decrease) increase in cash and cash equivalents and restricted cash	(91,837)	471,796
Cash and cash equivalents and restricted cash at beginning of the period	378,450	115,562
Cash and cash equivalents and restricted cash at end of the period	$286,613	587,358

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2021 and 2020

(in thousands)

(unaudited)

	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,865 and $2,449 in 2021 and 2020, respectively)	$70,112	72,013
Cash paid for income taxes, net of refunds	$314	576
Supplemental disclosure of non-cash transactions:
Acquisition of real estate previously held within investments in real estate partnerships	$—	5,986
Mortgage loan assumed with the acquisition of real estate	$—	16,359
Common stock issued for partnership units exchanged	$99	—
Exchangeable operating partnership units issued for acquisition of real estate	$—	1,275
Change in accrued capital expenditures	$6,947	2,965
Common stock issued under dividend reinvestment plan	$768	756
Stock-based compensation capitalized	$424	604
Common stock and exchangeable operating partnership dividends declared but not paid	$101,520	—
Common stock issued for dividend reinvestment in trust	$552	540
Contribution of stock awards into trust	$1,416	1,352
Distribution of stock held in trust	$415	441
Change in fair value of securities	$272	326

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

June 30, 2021 and December 31, 2020

(in thousands, except unit data)

	2021	2020
Assets	(unaudited)
Real estate assets, at cost	$11,123,004	11,101,858
Less: accumulated depreciation	2,106,958	1,994,108
Real estate assets, net	9,016,046	9,107,750
Investments in real estate partnerships	409,627	467,155
Properties held for sale	—	33,934
Cash, cash equivalents, and restricted cash, including $2,580 and $2,377 of restricted cash at June 30, 2021 and December 31, 2020, respectively	286,613	378,450
Tenant and other receivables	131,510	143,633
Deferred leasing costs, less accumulated amortization of $115,396 and $113,959 at June 30, 2021 and December 31, 2020, respectively	66,604	67,910
Acquired lease intangible assets, less accumulated amortization of $298,377 and $284,880 at June 30, 2021 and December 31, 2020, respectively	169,119	188,799
Right of use assets, net	284,440	287,827
Other assets	276,207	261,446
Total assets	$10,640,166	10,936,904
Liabilities and Capital
Liabilities:
Notes payable	$3,650,307	3,658,405
Unsecured credit facilities	—	264,679
Accounts payable and other liabilities	313,896	302,361
Acquired lease intangible liabilities, less accumulated amortization of $159,554 and $145,966 at June 30, 2021 and December 31, 2020, respectively	361,959	377,712
Lease liabilities	218,069	220,390
Tenants’ security, escrow deposits and prepaid rent	55,904	55,210
Total liabilities	4,600,135	4,878,757
Commitments and contingencies	—	—
Capital:
Partners’ capital:
General partner; 169,867,162 and 169,680,138 units outstanding at June 30, 2021 and December 31, 2020, respectively	5,980,738	6,003,537
Limited partners; 760,046 and 765,046 units outstanding at June 30, 2021 and December 31, 2020, respectively	35,544	35,727
Accumulated other comprehensive (loss)	(13,658)	(18,625)
Total partners’ capital	6,002,624	6,020,639
Noncontrolling interest: Limited partners’ interests in consolidated partnerships	37,407	37,508
Total capital	6,040,031	6,058,147
Total liabilities and capital	$10,640,166	10,936,904

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Lease income	$276,730	222,552	$543,087	497,089
Other property income	3,074	2,435	5,027	4,740
Management, transaction, and other fees	7,355	6,126	13,748	12,942
Total revenues	287,159	231,113	561,862	514,771
Operating expenses:
Depreciation and amortization	74,217	85,058	151,476	174,353
Operating and maintenance	46,566	40,032	92,148	82,401
General and administrative	19,187	21,202	40,474	34,907
Real estate taxes	35,447	36,793	71,613	72,680
Other operating expenses	1,177	2,480	1,875	3,817
Total operating expenses	176,594	185,565	357,586	368,158
Other expense (income):
Interest expense, net	35,812	40,375	72,748	77,811
Goodwill impairment	—	—	—	132,128
Provision for impairment of real estate	135	230	135	1,014
Gain on sale of real estate, net of tax	(19,781)	(7,448)	(31,479)	(45,453)
Net investment (income) loss	(1,998)	(4,359)	(3,484)	564
Total other expense (income)	14,168	28,798	37,920	166,064
Income (loss) from operations before equity in income of investments in real estate partnerships	96,397	16,750	166,356	(19,451)
Equity in income of investments in real estate partnerships	435	2,824	12,101	14,242
Net income (loss)	96,832	19,574	178,457	(5,209)
Limited partners’ interests in consolidated partnerships	(910)	(441)	(1,515)	(1,105)
Net income (loss) attributable to common unit holders	$95,922	19,133	$176,942	(6,314)

Income (loss) per common share - basic	$0.56	0.11	$1.04	(0.04)
Income (loss) per common share - diluted	$0.56	0.11	$1.04	(0.04)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$96,832	19,574	$178,457	(5,209)
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(2,302)	(2,442)	3,508	(18,521)
Reclassification adjustment of derivative instruments included in net income (loss)	1,034	2,484	2,069	3,909
Unrealized gain (loss) on available-for-sale debt securities	71	311	(214)	326
Other comprehensive (loss) income	(1,197)	353	5,363	(14,286)
Comprehensive income (loss)	95,635	19,927	183,820	(19,495)
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	910	441	1,515	1,105
Other comprehensive (loss) income attributable to noncontrolling interests	(45)	(44)	373	(1,088)
Comprehensive income attributable to noncontrolling interests	865	397	1,888	17
Comprehensive income (loss) attributable to the Partnership	$94,770	19,530	$181,932	(19,512)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended June 30, 2021 and 2020

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at March 31, 2020	$6,224,953	36,744	(25,531)	6,236,166	39,069	6,275,235
Net income	19,046	87	—	19,133	441	19,574
Other comprehensive loss
Other comprehensive loss before reclassification	—	(10)	(2,016)	(2,026)	(105)	(2,131)
Amounts reclassified from accumulated other comprehensive loss	—	11	2,412	2,423	61	2,484
Contributions from partners	—	—	—	—	31	31
Distributions to partners	(100,941)	(456)	—	(101,397)	(654)	(102,051)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	3,828	—	—	3,828	—	3,828
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(158)	—	—	(158)	—	(158)
Common units issued as a result of common stock issued by Parent Company, net of redemptions	390	—	—	390	—	390
Balance at June 30, 2020	$6,147,118	36,376	(25,135)	6,158,359	38,843	6,197,202

Balance at March 31, 2021	$5,982,143	35,667	(12,512)	6,005,298	37,746	6,043,044
Net income	95,490	432	—	95,922	910	96,832
Other comprehensive loss
Other comprehensive loss before reclassification	—	(10)	(2,093)	(2,103)	(128)	(2,231)
Amounts reclassified from accumulated other comprehensive loss	—	4	947	951	83	1,034
Distributions to partners	(101,067)	(450)	—	(101,517)	(1,204)	(102,721)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	3,564	—	—	3,564	—	3,564
Common units issued as a result of common stock issued by Parent Company, net of redemptions	509	—	—	509	—	509
Common unit exchanged for common stock of Parent Company	99	(99)	—	—	—	—
Balance at June 30, 2021	$5,980,738	35,544	(13,658)	6,002,624	37,407	6,040,031

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the six months ended June 30, 2021 and 2020

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2019	$6,225,345	36,100	(11,997)	6,249,448	40,513	6,289,961
Net (loss) income	(6,286)	(28)	—	(6,314)	1,105	(5,209)
Other comprehensive loss
Other comprehensive loss before reclassification	—	(77)	(16,954)	(17,031)	(1,164)	(18,195)
Amounts reclassified from accumulated other comprehensive loss	—	17	3,816	3,833	76	3,909
Contributions from partners	—	—	—	—	131	131
Issuance of exchangeable operating partnership units	—	1,275	—	1,275	—	1,275
Distributions to partners	(200,729)	(911)	—	(201,640)	(1,818)	(203,458)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	7,592	—	—	7,592	—	7,592
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	125,615	—	—	125,615	—	125,615
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(4,419)	—	—	(4,419)	—	(4,419)
Balance at June 30, 2020	$6,147,118	36,376	(25,135)	6,158,359	38,843	6,197,202

Balance at December 31, 2020	$6,003,537	35,727	(18,625)	6,020,639	37,508	6,058,147
Net income	176,146	796	—	176,942	1,515	178,457
Other comprehensive income
Other comprehensive income before reclassification	—	15	3,069	3,084	210	3,294
Amounts reclassified from accumulated other comprehensive income	—	8	1,898	1,906	163	2,069
Distributions to partners	(202,113)	(903)	—	(203,016)	(1,989)	(205,005)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	6,043	—	—	6,043	—	6,043
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(2,974)	—	—	(2,974)	—	(2,974)
Common unit exchanged for common stock of Parent Company	99	(99)	—	—	—	—
Balance at June 30, 2021	$5,980,738	35,544	(13,658)	6,002,624	37,407	6,040,031

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2021 and 2020

(in thousands)

(unaudited)

	2021	2020
Cash flows from operating activities:
Net income (loss)	$178,457	(5,209)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,476	174,353
Amortization of deferred loan costs and debt premiums	3,479	5,237
(Accretion) and amortization of above and below market lease intangibles, net	(11,174)	(22,456)
Stock-based compensation, net of capitalization	5,894	7,217
Equity in income of investments in real estate partnerships	(12,101)	(14,242)
Gain on sale of real estate, net of tax	(31,479)	(45,453)
Provision for impairment of real estate, net of tax	135	1,014
Goodwill impairment	—	132,128
Distribution of earnings from investments in real estate partnerships	36,545	18,655
Settlement of derivative instruments	(2,472)	—
Deferred compensation expense	2,856	(441)
Realized and unrealized (gain) loss on investments	(3,606)	599
Changes in assets and liabilities:
Tenant and other receivables	12,711	(24,111)
Deferred leasing costs	(4,884)	(3,732)
Other assets	(8,490)	(8,499)
Accounts payable and other liabilities	7,168	10,982
Tenants’ security, escrow deposits and prepaid rent	772	(8,623)
Net cash provided by operating activities	325,287	217,419
Cash flows from investing activities:
Acquisition of operating real estate	—	(16,867)
Advance deposits refunded on acquisition of operating real estate	500	100
Real estate development and capital improvements	(72,735)	(107,852)
Proceeds from sale of real estate investments	107,577	115,614
Issuance of notes receivable	(20)	(440)
Investments in real estate partnerships	(21,382)	(42,088)
Return of capital from investments in real estate partnerships	58,699	23,235
Dividends on investment securities	67	140
Acquisition of investment securities	(14,065)	(7,062)
Proceeds from sale of investment securities	14,393	7,094
Net cash provided by (used in) investing activities	73,034	(28,126)
Cash flows from financing activities:
Net proceeds from common stock issuance	—	125,616
Repurchase of common shares in conjunction with equity award plans	(4,017)	(5,405)
Proceeds from sale of treasury stock	96	62
Distributions to limited partners in consolidated partnerships, net	(1,989)	(1,644)
Distributions to partners	(202,140)	(200,881)
Proceeds from issuance of fixed rate unsecured notes, net	—	598,830
Proceeds from unsecured credit facilities	—	610,000
Repayment of unsecured credit facilities	(265,000)	(830,000)
Repayment of notes payable	(3,962)	(3,891)
Scheduled principal payments	(5,678)	(5,128)
Payment of loan costs	(7,468)	(5,056)
Net cash (used in) provided by financing activities	(490,158)	282,503
Net (decrease) increase in cash and cash equivalents and restricted cash	(91,837)	471,796
Cash and cash equivalents and restricted cash at beginning of the period	378,450	115,562
Cash and cash equivalents and restricted cash at end of the period	$286,613	587,358

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2021 and 2020

(in thousands)

(unaudited)

	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,865 and $2,449 in 2021 and 2020, respectively)	$70,112	72,013
Cash paid for income taxes, net of refunds	$314	576
Supplemental disclosure of non-cash transactions:
Acquisition of real estate previously held within investments in real estate partnerships	$—	5,986
Mortgage loan assumed with the acquisition of real estate	$—	16,359
Common stock issued by Parent Company for partnership units exchanged	$99	—
Exchangeable operating partnership units issued for acquisition of real estate	$—	1,275
Change in accrued capital expenditures	$6,947	2,965
Common stock issued by Parent Company for dividend reinvestment plan	$768	756
Stock-based compensation capitalized	$424	604
Common stock and exchangeable operating partnership dividends declared but not paid	$101,520	—
Common stock issued for dividend reinvestment in trust	$552	540
Contribution of stock awards into trust	$1,416	1,352
Distribution of stock held in trust	$415	441
Change in fair value of securities	$272	326

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

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

As of June 30, 2021, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 291 properties and held partial interests in an additional 112 properties through unconsolidated Investments in real estate partnerships (also referred to as “joint ventures” or “investment partnerships”).

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented.  These adjustments are considered to be of a normal recurring nature.

COVID-19 Update

The COVID-19 pandemic continues to create volatility and uncertainty in the Company’s business performance with particular impact to rent collections, tenant move outs, new and renewal leasing volumes, and rental rates for new and renewed leases.  The Company continues to actively monitor its rent collections amid the continuing pandemic.  Collection experience since the pandemic began has been lower than historical pre-pandemic averages, but has steadily increased since its low point in the second quarter of 2020.  Although continuing to improve, collection rates are expected to remain lower than historical pre-pandemic averages for the foreseeable future until customers fully return to in-store experiences.  The success of tenants and their ability to pay rent, will be influenced by the impact of vaccination rates, possible newly mandated closures or capacity restrictions, and the effectiveness of vaccines against variants of the COVID-19 virus.  The extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations, and cash flows in the near term will continue to depend on future developments that may emerge concerning the severity of COVID-19 variants.  Please also refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for additional discussion of the impact of  the COVID-19 pandemic on the Company’s business including, without limitation, the Risk Factors discussed in Item 1A of Part I thereof.

Consolidation

The Company consolidates properties that are wholly-owned and properties where it owns less than 100%, but which it has control over the activities most important to the overall success of the partnership. Control is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities (“VIEs”) and voting interest entities.

Ownership of the Operating Partnership

The Operating Partnership’s capital includes general and limited common Partnership Units. As of June 30, 2021, the Parent Company owned approximately 99.6% of the outstanding common Partnership Units of the Operating Partnership, with the remaining limited common Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). Each EOP unit is exchangeable for cash or one share of common stock of the Parent Company, at the discretion of the Parent Company, and the unit holder cannot require redemption in cash or other assets.  The Parent Company has evaluated the conditions as specified under Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity as it relates to exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering unregistered common stock.  Accordingly, the Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company’s only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

Real Estate Partnerships

As of June 30, 2021, Regency had a partial ownership interest in 122 properties through partnerships, of which 10 are consolidated. Regency's partners include institutional investors and other real estate developers and/or operators (the “Partners” or “limited partners”). Regency has a variable interest in these entities through its equity interests, with Regency the primary beneficiary in certain of these real estate partnerships. As such, Regency consolidates the partnerships for which it is the primary beneficiary and reports the limited partners’ interests as Noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not control, but has significant influence, Regency recognizes its investment in them using the equity method of accounting.

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

The major classes of assets, liabilities, and non-controlling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Assets
Net real estate investments	$128,675	127,240
Cash, cash equivalents and restricted cash	4,354	4,496
Liabilities
Notes payable	6,349	6,340
Equity
Limited partners’ interests in consolidated partnerships	28,219	28,685

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

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Timing of satisfaction of performance obligations	2021	2020	2021	2020
Management, transaction and other fees:
Property management services	Over time	3,753	3,353	7,524	7,232
Asset management services	Over time	1,719	1,756	3,434	3,594
Leasing services	Point in time	1,336	529	2,187	1,239
Other transaction fees	Point in time	547	488	603	877
Total management, transaction, and other fees		$7,355	6,126	$13,748	12,942

The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $12.0 million and $9.9 million, as of June 30, 2021, and December 31, 2020, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

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

June 30, 2021

2.	Real Estate Investments

The Company had no acquisitions of consolidated shopping centers during the six months ended June 30, 2021, as compared to those detailed in the table below for the six months ended June 30, 2020:

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

Subsequent to June 30, 2021, the Company completed the acquisition of the partner’s 80% interest in the seven properties held in the USAA partnership for a total purchase price of $178 million, including the $84 million assumption of the partner’s share of mortgage debt.  The Company expects to recognize promote income of approximately $13 million.
3.	Property Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except number sold data)	2021	2020	2021	2020
Net proceeds from sale of real estate investments	$53,718	12,092	$107,577	115,614
Gain on sale of real estate, net of tax	19,781	7,448	31,479	45,453
Provision for impairment of real estate sold	135	230	135	571
Number of operating properties sold	2	1	6	3
Number of land parcels sold	-	3	1	4
Percent interest sold	100%	50% - 100%	100%	50% - 100%

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the dates set forth below:

(in thousands)	June 30, 2021	December 31, 2020
Goodwill, net	$172,120	173,868
Investments	63,656	60,692
Prepaid and other	26,067	17,802
Furniture, fixtures, and equipment, net	5,770	6,560
Deferred financing costs, net	8,594	2,524
Total other assets	$276,207	261,446

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

The following table presents the goodwill balances and activity during the year to date periods ended:

	June 30, 2021			December 31, 2020
(in thousands)	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$307,413	(133,545)	173,868	310,388	(2,954)	307,434
Goodwill allocated to Provision for impairment	—	—	—	—	(132,179)	(132,179)
Goodwill allocated to Properties held for sale	—	—	—	(1,191)	1,191	—
Goodwill associated with disposed reporting units:
Goodwill allocated to Provision for impairment	(111)	111	—	—	—	—
Goodwill allocated to Gain on sale of real estate	(1,748)	—	(1,748)	(1,784)	397	(1,387)
End of period balance	$305,554	(133,434)	172,120	307,413	(133,545)	173,868

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
5.	Notes Payable and Unsecured Credit Facilities

The Company’s outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	June 30, 2021	December 31, 2020
Notes payable:
Fixed rate mortgage loans	4.2%	3.9%	$263,159	272,750
Variable rate mortgage loans (1)	2.8%	2.9%	145,348	146,046
Fixed rate unsecured debt	3.8%	4.0%	3,241,800	3,239,609
Total notes payable			3,650,307	3,658,405
Unsecured credit facilities:
Line of Credit (the "Line") (2)	1.0%	1.3%	—	—
Term loan (3)	2.0%	2.1%	—	264,679
Total debt outstanding			$3,650,307	3,923,084

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

June 30, 2021

Significant financing activity during 2021 includes:

•	During January 2021, the Company repaid in full the $265 million Term Loan and cash settled its related interest rate swap for $2.5 million.

•

On February 9, 2021, the Company entered into an Amended and Restated Credit Agreement, which among other items, i) maintains its previous level of borrowing capacity of $1.25 billion, ii) includes a $125 million sublimit for swingline loans and $50 million available for issuance of letters of credits, iii) extends the maturity date to March 23, 2025 and iv) provides for two six-month extension options.  The existing financial covenants under the Line remained unchanged.  As of June 30, 2021, the Company’s remaining borrowing capacity under the Line was $1.2 billion.

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	June 30, 2021
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2021 (2)	$5,675	36,604	—	42,279
2022	11,389	5,848	—	17,237
2023	9,695	65,725	—	75,420
2024	4,849	90,742	250,000	345,591
2025	3,732	40,000	250,000	293,732
Beyond 5 Years	10,583	121,234	2,775,000	2,906,817
Unamortized debt premium/(discount) and issuance costs	—	2,431	(33,200)	(30,769)
Total	$45,923	362,584	3,241,800	3,650,307

(1)	Includes unsecured public and private debt and unsecured credit facilities.
(2)	Reflects scheduled principal payments for the remainder of the year.

The Company was in compliance as of June 30, 2021, with the financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities, and expects to remain in compliance for the next twelve months and thereafter.
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

June 30, 2021

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Receive Variable Rate of	Pay Fixed Rate of	June 30, 2021	December 31, 2020
8/1/16	1/5/22 (2)	$265,000	1 Month LIBOR with Floor	1.053%	$—	(2,472)
4/7/16	4/1/23	19,219	1 Month LIBOR	1.303%	(360)	(494)
12/1/16	11/1/23	32,069	1 Month LIBOR	1.490%	(851)	(1,181)
9/17/19	3/17/25	24,000	1 Month LIBOR	1.542%	(812)	(1,288)
6/2/17	6/2/27	36,306	1 Month LIBOR with Floor	2.366%	(2,706)	(3,856)
					$(4,729)	(9,291)

(1)

Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

(2)	In January 2021, the Company cash settled before maturity the $265 million notional interest rate swaps in connection with its repayment of the Term Loan.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of June 30, 2021, does not have any derivatives that are not designated as hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Loss (“AOCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
(in thousands)	2021	2020		2021	2020		2021	2020
Interest rate swaps	$(2,302)	(2,442)	Interest expense	$1,034	2,484	Interest expense, net	$35,812	40,375

	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
(in thousands)	2021	2020		2021	2020		2021	2020
Interest rate swaps	$3,508	(18,521)	Interest expense	$2,069	3,909	Interest expense, net	$72,748	77,811

As of June 30, 2021, the Company expects approximately $3.7 million of accumulated comprehensive losses on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

7.	Leases

All of the Company’s leases are classified as operating leases.  The Company's Lease income is comprised of both fixed and variable income.  Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent, and in some cases stated amounts for common area maintenance (“CAM”), real estate taxes, and insurance (“Recoverable Costs”). Income for these amounts is recognized on a straight-line basis.

Variable lease income includes the following two main items in the lease contracts:

(i) Recoveries from tenants represents the tenants’ contractual obligations to reimburse the Company for their portion of Recoverable Costs incurred. Generally the Company’s leases provide for the tenants to reimburse the Company based on the tenants’ share of the actual costs incurred in proportion to the tenants’ share of leased space in the property.

(ii) Percentage rent represents amounts billable to tenants based on the tenants' actual sales volume in excess of levels specified in the lease contract.

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in ASC Topic 842:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating lease income
Fixed and in-substance fixed lease income	$197,234	202,467	$393,288	407,409
Variable lease income	68,661	61,748	132,728	126,417
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	6,007	10,416	12,003	23,296
Uncollectible straight-line rent	(1,792)	(16,287)	(3,827)	(20,189)
Uncollectible amounts billable in lease income	6,620	(35,792)	8,895	(39,844)
Total lease income	$276,730	222,552	$543,087	497,089

Lease income for operating leases with fixed payment terms is recognized on a straight-line basis over the expected term of the lease for all leases in which collectibility is considered probable at the commencement date.  At lease commencement, the Company generally expects that collectibility is probable due to the Company’s credit checks on tenants and other credit analysis undertaken before entering into a new lease; therefore, income from most operating leases is initially recognized on a straight-line basis.  Lease income that is not considered probable of collection is recognized on a cash basis.  In the period in which collection of Lease income is determined to no longer be probable, all previously recognized straight-line rent receivables are reversed.  Should collectibility of Lease income become highly probable again, accrual basis accounting resumes and all future straight-line rent is recognized.  In addition to the lease-specific collectibility assessment performed under Topic 842, the Company may also recognize a general reserve, as a reduction to Lease income, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical collection experience.  See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of trends in collectibility and the impact on total Lease income.

The following table represents the components of Tenant and other receivables in the accompanying Consolidated Balance Sheets:

(in thousands)	June 30, 2021	December 31, 2020
Tenant receivables	$23,984	$39,658
Straight-line rent receivables	88,298	86,615
Other receivables (1)	19,228	17,360
Total tenant and other receivables	$131,510	$143,633
(1)	Other receivables include construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction and other fee income.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

COVID-19 Pandemic and Rent Concessions

During 2020, in response to the pandemic and the resulting entry into agreements for rent concessions between lessees and lessors, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19.  In this guidance, entities could elect not to apply lease modification accounting with respect to such lease concessions, and instead, treat the concession as if it was a part of the existing contract and therefore continue to recognize the deferred rents in the period originally billed subject to separate collectibility assessments under Topic 842.  This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee.  The Company has elected to treat concessions that satisfy this criteria as though the concessions were part of the existing contract and therefore not treated like a lease modification.

The Company continues to negotiate with certain tenants, which may result in additional rent concessions as determined necessary and appropriate.  In determining whether to grant concessions, the Company generally evaluates various factors, including the tenants’ business performance and ability to sustain their business in the current environment, as well as an assessment of their credit worthiness and ability to repay any deferred rent in the future.  There can be no assurances that all such deferred rent will ultimately be collected, or collected within the timeframes agreed upon.
8.	Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	June 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,650,307	4,066,737	3,658,405	4,102,382
Unsecured credit facilities	$—	—	264,679	265,226

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of June 30, 2021, and December 31, 2020, respectively. These fair value measurements maximize the use of observable inputs which are classified within level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment (income) loss in the accompanying Consolidated Statements of Operations, and include unrealized gains of $1.4 million and $4.3 million during the three months ended June 30, 2021 and 2020, respectively, and unrealized gains of $1.8 million and unrealized losses of $1.1 million during the six months ended June 30, 2021 and 2020, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$47,734	47,734	—	—
Available-for-sale debt securities	15,922	—	15,922	—
Total	$63,656	47,734	15,922	—
Liabilities:
Interest rate derivatives	$(4,729)	—	(4,729)	—

	Fair Value Measurements as of December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$44,986	44,986	—	—
Available-for-sale debt securities	15,706	—	15,706	—
Total	$60,692	44,986	15,706	—
Liabilities:
Interest rate derivatives	$(9,291)	—	(9,291)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a nonrecurring basis:
	Fair Value Measurements as of June 30, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
Investments in real estate partnerships	$27,657	—	27,657	—	$(9,741)

	Fair Value Measurements as of December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
Operating properties	$25,000	—	25,000	—	(17,532)

During 2021, the Company recognized an impairment of $9.7 million within Equity in income of investment in real estate partnerships on a single property partnership held in Investments in real estate partnerships.  The investment in this partnership was remeasured to fair value based upon the Company’s share of the property’s expected selling price.

9.	Equity and Capital

Common Stock of the Parent Company

Dividends Declared

On August 4, 2021, our Board of Directors declared a common stock dividend of $0.595 per share, payable on October 5, 2021, to shareholders of record as of September 15, 2021.

At the Market (“ATM”) Program

Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. During 2021, the Company entered into forward sale agreements under its ATM program through which the Company will issue 2,316,760 shares of its common stock at a weighted average offering price of $64.59 before any underwriting discount and offering expenses.  The shares under the forward sales agreements must be settled within one year of their trade dates, which vary by agreement, and range from May 24, 2022 to June 24, 2022.  No shares have been settled as of June 30, 2021. Proceeds from the issuance of shares are expected to be approximately $149.6 million before any underwriting discount and offering expenses and are expected to be used to fund acquisitions of operating properties, fund developments and redevelopments, and for general corporate purposes. As of June 30, 2021, $350.4 million of common stock remained available for issuance under this ATM equity program, before settlement of the forward shares described above.

Share Repurchase Program

On February 3, 2021, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases or in privately negotiated transactions. Any shares purchased, if not retired, will be treated as treasury shares. Under the current authorization, the program is set to expire on February 3, 2023, but may be modified or terminated at any time at the discretion of the Board. The timing and actual number of shares purchased under the program depend upon marketplace conditions, liquidity needs, and other factors. Through June 30, 2021, no shares have been repurchased under this program.

Common Units of the Operating Partnership

Common units of the operating partnership are issued or redeemed and retired for each of the shares of Parent Company common stock issued or repurchased and retired, as described above.  During the six months ended June 30, 2021, 5,000 Partnership Units were converted to Parent Company common stock.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

10.	Stock-Based Compensation

During the six months ended June 30, 2021, the Company granted 358,607 shares of restricted stock with a weighted-average grant-date fair value of $46.52 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and records forfeitures as they occur.
11.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Income (loss) attributable to common stockholders - basic	$95,490	19,046	$176,146	(6,286)
Income (loss) attributable to common stockholders - diluted	$95,490	19,046	$176,146	(6,286)
Denominator:
Weighted average common shares outstanding for basic EPS	169,854	169,643	169,812	168,781
Weighted average common shares outstanding for diluted EPS (1)	170,172	169,971	170,065	168,781
Income (loss) per common share – basic	$0.56	0.11	$1.04	(0.04)
Income (loss) per common share – diluted	$0.56	0.11	$1.04	(0.04)
(1)	The six months ended June 30, 2020, excludes the impact of unvested restricted stock because it would be anti-dilutive.

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding for the three months ended June 30, 2021 and 2020, were 762,793 and 765,046 , respectively.  Weighted average exchangeable Operating Partnership units outstanding for the six months ended June 30, 2021 and 2020, were 763,907 and 765,046, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Income (loss) attributable to common unit holders - basic	$95,922	19,133	$176,942	(6,314)
Income (loss) attributable to common unit holders - diluted	$95,922	19,133	$176,942	(6,314)
Denominator:
Weighted average common units outstanding for basic EPU	170,617	170,409	170,576	169,546
Weighted average common units outstanding for diluted EPU (1)	170,935	170,736	170,828	169,546
Income (loss) per common unit – basic	$0.56	0.11	$1.04	(0.04)
Income (loss) per common unit – diluted	$0.56	0.11	$1.04	(0.04)
(1)	The six months ended June 30, 2020, excludes the impact of unvested restricted stock because it would be anti-dilutive.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

12.	Commitments and Contingencies

Litigation

The Company is involved in litigation on a number of matters and is subject to certain claims, which arise in the normal course of business, none of which, in the opinion of management, are expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. However, no assurances can be given as to the outcome of any threatened or pending legal proceedings.  Legal fees are expensed as incurred.

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

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of June 30, 2021, and December 31, 2020, the Company had $9.7 million in letters of credit outstanding.

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

Our operations are subject to a number of risks and uncertainties including, but not limited to, risk factors described in our SEC filings.  When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and our other filings and submissions to the SEC.  If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. Forward-looking statements are only as of the date they are made, and Regency undertakes no duty to update its forward-looking statements except as required by law.

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

Overview of Our Strategy

Regency Centers Corporation began its operations as a publicly-traded REIT in 1993, and as of June 30, 2021, had full or partial ownership interests in 403 retail properties primarily anchored by market leading grocery stores. Our properties are principally located in affluent and infill trade areas of the United States, and contain 50,901 million square feet (“SF”) of gross leasable area (“GLA”). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P. and its wholly-owned subsidiaries, and through our co-investment partnerships.  As of June 30, 2021, the Parent Company owns approximately 99.6% of the outstanding common partnership units of the Operating Partnership.

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

COVID-19 Update

Refer to Item 1, Note 1 to Unaudited Consolidated Financial Statements.

Results of Executing on our Strategy

During the six months ended June 30, 2021 we had Net income (loss) attributable to common stockholders of $176.1 million, as compared to ($6.3) million, including a $132.1 million Goodwill impairment charge and $60.0 million of uncollectible Lease income, during the six months ended June 30, 2020.

During the six months ended June 30, 2021:

•

Our Pro-rata same property NOI, excluding termination fees, increased 12.8%, as compared to the six months ended June 30, 2020, primarily attributable to improved collections of lease income during 2021.

•

We executed 986 new and renewal leasing transactions representing 3.0 million Pro-rata SF, with slightly positive trailing twelve month rent spreads of 1.2% in the six months ended June 30, 2021 as compared to 602 leasing transactions representing 2.6 million Pro-rata SF with positive trailing twelve month spreads of 7.0% in the six months ended June 30, 2020.  Rent spreads are calculated on comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.

•	At June 30, 2021, our total property portfolio was 92.5% leased, while our Same Property portfolio was 92.9% leased, as compared to 92.3% leased and 92.9% leased, respectively, at December 31, 2020.

We continued our development and redevelopment of high quality shopping centers:

•	Estimated Pro-rata project costs of our current in process development and redevelopment projects total $346.1 million as compared to $319.3 million at December 31, 2020.

We maintain a conservative balance sheet providing liquidity and financial flexibility to cost effectively fund investment opportunities and debt maturities:

•	On January 15, 2021, we repaid our $265 million term loan and settled its related interest rate swap.
•

On February 9, 2021, we entered into an Amended and Restated Credit Agreement, which among other items, i) maintains our previous level of borrowing capacity of $1.25 billion, ii) includes a $125 million sublimit for swingline loans and $50 million available for issuance of letters of credits, iii) extends the maturity date to March 23, 2025, and iv) provides for two six-month extension options.  The existing financial covenants under the Line remained unchanged.  As of June 30, 2021, our remaining borrowing capacity under the Line was $1.2 billion.

•

During 2021, we entered into forward sale agreements under our ATM program through which we will issue 2,316,760 shares of our common stock at an average offering price of $64.59 before underwriting discount and offering expenses.  The shares under the forward sales agreements must be settled within one year of their trade dates, which vary by agreement, and range from May 24, 2022, to June 24, 2022.  Proceeds from the issuance of shares are expected to be approximately $149.6 million before any underwriting discount and offering expenses and are expected to be used to fund acquisitions of operating properties, fund developments and redevelopments, and for general corporate purposes.  No shares have been settled as of June 30, 2021.

•	At June 30, 2021, our Pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 5.3x as compared to 6.0x at December 31, 2020.

Property Portfolio

The following table summarizes general information related to the Consolidated Properties in our portfolio:

(GLA in thousands)	June 30, 2021	December 31, 2020
Number of Properties	291	297
GLA	36,703	37,029
% Leased – Operating and Development	92.4%	92.2%
% Leased – Operating	92.5%	92.3%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$23.10	$22.90

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our portfolio:

(GLA in thousands)	June 30, 2021	December 31, 2020
Number of Properties	112	114
GLA	14,198	14,883
% Leased – Operating and Development	93.6%	93.3%
% Leased –Operating	93.6%	93.2%
Weighted average annual effective rent PSF, net of tenant concessions	$22.12	$21.84

For the purpose of the following disclosures of occupancy and leasing activity, “anchor space” is considered space greater than or equal to 10,000 SF and “shop space” is less than 10,000 SF. The following table summarizes Pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	June 30, 2021	December 31, 2020
% Leased – All Properties	92.5%	92.3%
Anchor space	95.3%	95.1%
Shop space	87.9%	87.5%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our co-investment partnerships:

	Six months ended June 30, 2021
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	13	188	$14.61	$40.97	$6.03
Renewal	55	1,214	14.23	0.22	0.21
Total Anchor Leases	68	1,402	$14.28	$5.69	$0.99
Shop Space
New	272	447	$32.78	$24.87	$9.62
Renewal	646	1,180	33.28	1.89	0.56
Total Shop Space Leases	918	1,626	$33.14	$8.20	$3.05
Total Leases	986	3,029	$24.41	$7.04	$2.10

	Six months ended June 30, 2020
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	5	130	$10.92	$4.68	$5.53
Renewal	52	1,489	13.04	0.62	0.36
Total Anchor Leases	57	1,619	$12.87	$0.95	$0.77
Shop Space
New	140	208	$39.59	$40.50	$13.33
Renewal	405	739	32.03	0.85	0.51
Total Shop Space Leases	545	947	$33.69	$9.56	$3.32
Total Leases	602	2,566	$20.55	$4.12	$1.71

The weighted average base rent per square foot on signed shop space leases during 2021 was $33.14 PSF, which is slightly lower than the weighted average annual base rent per square foot of all shop space leases due to expire during the next 12 months of $33.27 PSF.  While new and renewal rent spreads were slightly positive at 1.6% as compared to prior rents on those same spaces, future rent spreads could be negatively impacted if the COVID-19 pandemic results in oversupply of vacant retail in the markets in which we operate.  This may result in decreased demand for retail space in our centers, which could result in pricing pressure on rents.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which the top four are grocers:

	June 30, 2021
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Publix	68	7.3%	3.5%
Kroger	53	7.1%	3.0%
Albertsons Companies	45	4.7%	3.0%
Amazon/Whole Foods	35	2.9%	2.6%
TJX Companies	60	3.4%	2.5%

(1)	Includes Regency's Pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

The impact of bankruptcies may increase significantly if tenants occupying our centers are unable to recover from the disruptions caused by the COVID-19 pandemic, which could materially adversely impact Lease income.  Since the pandemic began, and during 2020, we experienced an increase in the number of tenants filing for bankruptcy, but filings have slowed thus far in 2021, and a number of tenants have emerged from bankruptcy after reorganization.  However, the severity of emerging variants of COVID-19 and magnitude of additional restrictions may adversely impact our tenants.

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy generally have the legal right to reject any or all of their leases and close related stores.  Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims.  As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold.  Additionally, we may incur significant expense to adjudicate our claim and to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues.

Our management team devotes significant time to researching and monitoring retail trends, consumer preferences, customer shopping behaviors, changes in retail delivery methods, shifts to e-commerce, and changing demographics in order to anticipate the challenges and opportunities impacting the retail industry. As the economy recovers from the effects of the ongoing pandemic, our tenants may be adversely impacted by challenges such as rising costs, store closures, reduced sales, supply chain constraints, and labor shortages, which could have an adverse effect on our results from operations.    We seek to mitigate these potential impacts through tenant diversification, replacing weaker tenants with stronger operators, anchoring our centers with market leading grocery stores that drive customer traffic, and maintaining a presence in affluent suburbs and dense infill trade areas.

The Company closely monitors its rent collections, which had significantly declined in the initial months of the pandemic, most notably from tenants whose businesses were classified as non-essential.  Rent collections through August 2, 2021 have continued to improve over initial pandemic levels with approximately 96% of billed base rent collected for the three months ended June 30, 2021.  The COVID-19 pandemic has continued to result in certain tenants requesting concessions from rent obligations, including deferrals, abatements and requests to negotiate future rents, while some tenants have been unable to reopen or have not honored the terms of their existing lease agreements.  The Company expects to continue to work with tenants, which may result in further rent concessions or legal actions as determined to be necessary and appropriate.  There can be no assurances that all such deferred rent will ultimately be collected, or collected within the timeframes agreed upon.  Whether vaccination rates will continue to rise, whether state and local authorities impose new mandated closures or capacity restrictions, and whether current vaccines prove to be effective against variants of the COVID-19 virus will also influence the success of tenants and their ability to pay us rent.

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

Results from Operations

Comparison of the three months ended June 30, 2021 and 2020:

Our revenues changed as summarized in the following table:

	Three months ended June 30,
(in thousands)	2021	2020	Change
Lease income	$276,730	222,552	54,178
Other property income	3,074	2,435	639
Management, transaction, and other fees	7,355	6,126	1,229
Total revenues	$287,159	231,113	56,046

Lease income increased $54.2 million, on a net basis, driven by the following contractually billable components of rent to the tenants per the lease agreements:

•	$42.4 million increase from favorable changes in Uncollectible lease income.
o

During 2021, Uncollectible lease income was a positive $6.6 million driven by $10.4 million collection of prior year reserves on cash basis tenants offset by $3.8 million reserved on current year billings.

o	During 2020, the Uncollectible lease income charge of $35.8 million was driven by reserves recognized on cash basis tenants due to lower cash collections during the onset of the pandemic.

o

While we expect collections to remain below pre-pandemic levels in the near-term, we continue to experience sequential improvement in our collection rates.  Approximately 96% of base rent billed for the three months ended June 30, 2021, has been collected through August 2, 2021.  Future lease income could be negatively impacted by ongoing negotiations to assist tenants with their ability to remain operational as the impacts of the pandemic continue to evolve.

•	$13.5 million increase in straight-line rent due to fewer new cash basis tenants identified in 2021 as compared to 2020 and therefore less reversal of previously recognized straight-line rent.
•

$6.2 million increase from contractual Recoveries from tenants, which represents the tenants’ Pro-rata share of the operating, maintenance, insurance and real estate tax expenses that we incur to operate our shopping centers.  Recoveries from tenants increased, on a net basis, primarily from the following:

o	$316,000 increase from rent commencing at development properties; and
o

$6.3 million net increase from same properties due to an increase in operating expense and higher recovery of prior year expenses, offset by lower expected recovery rates on current year expenses due to occupancy declines; offset by

o	$471,000 decrease from the sale of operating properties.
•	$346,000 increase in Other lease income, from greater lease termination fees.
•	$3.8 million decrease from billable Base rent, as follows:
o

$2.2 million net decrease from same properties due to the loss of rents from tenant move-outs and deferral agreements that required lease modification treatment, offset by increases from rent steps in existing leases and rental rate growth; and

o	$2.2 million decrease from the sale of operating properties; offset by
o	$672,000 net increase from rent commencements at development properties.
•	$4.4 million net decrease in Above and below market rent primarily from same properties driven by 2020 tenant move-outs and the timing of lease term modifications.

Other property income increased $639,000 primarily due to an increase in settlements and parking income.

Management, transaction and other fees increased $1.2 million primarily from increases in leasing commissions, asset management fees, and disposition fees from our unconsolidated partnerships.

Changes in our operating expenses are summarized in the following table:

	Three months ended June 30,
(in thousands)	2021	2020	Change
Depreciation and amortization	$74,217	85,058	(10,841)
Operating and maintenance	46,566	40,032	6,534
General and administrative	19,187	21,202	(2,015)
Real estate taxes	35,447	36,793	(1,346)
Other operating expenses	1,177	2,480	(1,303)
Total operating expenses	$176,594	185,565	(8,971)

Depreciation and amortization costs decreased, on a net basis, as follows:

•	$952,000 net decrease from development properties and corporate assets;
•	$9.2 million decrease from same properties, primarily attributable to:
o	$3.8 million decrease related to various acquired lease intangibles becoming fully amortized;
o	$1.2 million decrease related to early tenant move-outs recognized in 2020;
o	$4.2 million decrease primarily attributable to higher depreciation in 2020 related to redevelopment projects; and
•	$697,000 decrease from the sale of operating properties.

Operating and maintenance costs increased, on a net basis, as follows:

•	$1.8 million net increase from acquisitions of operating properties and development properties;
•	$5.2 million increase from same properties, primarily attributable to increases in insurance costs and costs associated with tenant defaults and bankruptcies; and
•	$558,000 decrease from the sale of operating properties.

General and administrative costs decreased $2.0 million, on a net basis, primarily related to a decrease in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income.

Real estate taxes decreased $1.3 million from the sale of operating properties and lower tax assessments at many of our properties.

Other operating expenses decreased $1.3 million due to lower development pursuit costs.

The following table presents the components of other expense (income):

	Three months ended June 30,
(in thousands)	2021	2020	Change
Interest expense, net
Interest on notes payable	$36,390	37,493	(1,103)
Interest on unsecured credit facilities	479	3,185	(2,706)
Capitalized interest	(1,016)	(1,274)	258
Hedge expense	109	1,546	(1,437)
Interest income	(150)	(575)	425
Interest expense, net	$35,812	40,375	(4,563)
Provision for impairment of real estate, net of tax	135	230	(95)
Gain on sale of real estate, net of tax	(19,781)	(7,448)	(12,333)
Net investment income	(1,998)	(4,359)	2,361
Total other expense (income)	$14,168	28,798	(14,630)

The $4.6 million net decrease in Interest expense is primarily driven by the following changes:

•	$1.1 million net decrease in Interest on notes payable from the repayment of several mortgages;
•	$2.7 million decrease in Interest on unsecured credit facilities primarily related to the January 2021 repayment of the $265 million term loan and reduced Line balance; and
•	$1.4 million decrease in Hedge expense as two of our previously settled forward swaps fully amortized in 2020.

During the three months ended June 30, 2021, we recognized gains on sale of $19.8 million for one operating property and the receipt of property insurance proceeds.  During the three months ended June 30, 2020, we recognized gains on sale of $7.4 million from two land parcels, one operating property, and the receipt of property insurance proceeds.

Net investment income decreased $2.4 million primarily driven by changes in unrealized gains and losses of plan assets held in the non-qualified deferred compensation plan.  There is an offsetting charge in General and administrative costs related to participant obligations within the deferred compensation plans.

Our equity in income of investments in real estate partnerships decreased as follows:

		Three months ended June 30,
(in thousands)	Regency's Ownership	2021	2020	Change
GRI - Regency, LLC (GRIR)	40.00%	$8,313	1,430	6,883
New York Common Retirement Fund (NYC)	30.00%	(923)	74	(997)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	500	73	427
Columbia Regency Partners II, LLC (Columbia II)	20.00%	490	75	415
Columbia Village District, LLC	30.00%	382	211	171
RegCal, LLC (RegCal)	25.00%	431	200	231
US Regency Retail I, LLC (USAA) (1)	20.01%	316	114	202
Other investments in real estate partnerships	35.00% - 50.00%	(9,074)	647	(9,721)
Total equity in income of investments in real estate partnerships		$435	2,824	(2,389)

(1)	Subsequent to June 30, 2021, we purchased our partner’s 80% ownership interest in all seven properties held in the USAA partnership.

The $2.4 million decrease in our equity in income of investments in real estate partnerships is largely attributable to the following:

•	$6.9 million increase within GRIR primarily due to a decrease in uncollectible lease income due to continued improvement in our rent collection experience; offset by
•	$997,000 decrease within NYC primarily due to net impairments of two operating properties sold in 2021; and
•

$9.7 million decrease within Other investments in real estate partnerships from the impairment of a single property partnership.  The resulting basis in this partnership was remeasured to fair value based upon our share of its expected selling price.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended June 30,
(in thousands)	2021	2020	Change
Net income	$96,832	19,574	77,258
Income attributable to noncontrolling interests	(1,342)	(528)	(814)
Net income attributable to common stockholders	$95,490	19,046	76,444
Net income attributable to exchangeable operating partnership units	(432)	(87)	(345)
Net income attributable to common unit holders	$95,922	19,133	76,789

Comparison of the six months ended June 30, 2021 and 2020:

Our revenues changed as summarized in the following table:

	Six months ended June 30,
(in thousands)	2021	2020	Change
Lease income	$543,087	497,089	45,998
Other property income	5,027	4,740	287
Management, transaction, and other fees	13,748	12,942	806
Total revenues	$561,862	514,771	47,091

Lease income increased $46.0 million, driven primarily by the following contractually billable components of rent to the tenants per the lease agreements:

•	$48.7 million increase from favorable changes in Uncollectible lease income.
o

During 2021, Uncollectible lease income was a positive $8.9 million driven by $29.5 million collection of prior year reserves on cash basis tenants offset by $20.6 million reserved on current year billings.

o	During 2020, the Uncollectible lease income charge of $39.8 million was driven by reserves recognized on cash basis tenants due to lower cash collections during the onset of the pandemic.

o

While we expect collections to remain below pre-pandemic levels in the near-term, we continue to experience sequential improvement in our collection rates.  Approximately 96% of the base rent billed for the three months ended June 30, 2021, has been collected through August 2, 2021.  Future lease income could be negatively impacted by ongoing negotiations to assist tenants with their ability to remain operational as the impacts of the pandemic continue to evolve.

•	$14.3 million increase in straight-line rent due to fewer new cash basis tenants identified in 2021 as compared to 2020 and therefore less reversal of previously recognized straight-line rent.
•

$5.5 million increase from contractual Recoveries from tenants, which represents the tenants’ Pro-rata share of the operating, maintenance, insurance and real estate tax expenses that we incur to operate our shopping centers.  Recoveries from tenants increased, on a net basis, primarily from the following:

o	$527,000 increase from rent commencing at development properties and from acquisitions of operating properties; and
o

$5.9 million net increase from same properties due to an increase in operating expense and higher recovery of prior year expenses, offset by lower expected recovery rates on current year expenses due to occupancy declines; offset by

o	$1.0 million decrease from the sale of operating properties.
•	$11.3 million net decrease in Above and below market rent primarily from same properties driven by 2020 tenant move-outs and the timing of lease term modifications.
•	$11.4 million decrease from billable Base rent, as follows:
o	$427,000 net decrease from development properties, which includes large-scale redevelopments at two centers and the resulting decline in rent as tenants vacate for the redevelopments;
o

$6.9 million net decrease from same properties due to the loss of rents from tenant move-outs and deferral agreements that required lease modification treatment, offset by increases from rent steps in existing leases and rental rate growth; and

o	$4.1 million decrease from the sale of operating properties.

Changes in our operating expenses are summarized in the following table:

	Six months ended June 30,
(in thousands)	2021	2020	Change
Depreciation and amortization	$151,476	174,353	(22,877)
Operating and maintenance	92,148	82,401	9,747
General and administrative	40,474	34,907	5,567
Real estate taxes	71,613	72,680	(1,067)
Other operating expenses	1,875	3,817	(1,942)
Total operating expenses	$357,586	368,158	(10,572)

Depreciation and amortization costs decreased, on a net basis, as follows:

•	$494,000 net decrease from development properties and corporate assets;
•	$21.0 million decrease from same properties, primarily attributable to:
o	$8.0 million decrease relate to various acquired lease intangibles becoming fully amortized;
o	$5.6 million decrease related to early tenant move-outs recognized in 2020;
o	$7.4 million decrease primarily attributable to higher depreciation in 2020 related to redevelopment projects; and
•	$1.4 million decrease from the sale of operating properties.

Operating and maintenance costs increased, on a net basis, as follows:

•	$2.4 million net increase from acquisitions of operating properties and development properties;
•

$6.7 million increase from same properties, primarily attributable to lower usage and related costs incurred during the pandemic in 2020 as well as an increase in 2021 related to costs associated with tenant defaults and bankruptcies; and

•	$636,000 increase from the sale of operating properties.

General and administrative costs increased, on a net basis, primarily as follows:

•

$3.2 million increase in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income; and

•	$2.2 million increase in compensation costs primarily driven by higher compensation.

Real estate taxes decreased $1.1 million from the sale of operating properties and lower tax assessments at several of our properties.

Other operating expenses decreased primarily due to lower development pursuit costs.

The following table presents the components of other expense (income):

	Six months ended June 30,
(in thousands)	2021	2020	Change
Interest expense, net
Interest on notes payable	$73,625	72,058	1,567
Interest on unsecured credit facilities	1,077	6,122	(5,045)
Capitalized interest	(1,865)	(2,449)	584
Hedge expense	219	3,196	(2,977)
Interest income	(308)	(1,116)	808
Interest expense, net	$72,748	77,811	(5,063)
Goodwill impairment	—	132,128	(132,128)
Provision for impairment of real estate, net of tax	135	1,014	(879)
Gain on sale of real estate, net of tax	(31,479)	(45,453)	13,974
Net investment loss (income)	(3,484)	564	(4,048)
Total other expense (income)	$37,920	166,064	(128,144)

The $5.1 million net decrease in Interest expense is primarily driven by the following changes:

•

$1.6 million net increase in Interest on notes payable from the issuance of $600 million of senior unsecured notes in May 2020, offset by the payoff of $300 million of senior unsecured notes in September 2020 together with the repayment of several mortgages; offset by

•	$5.0 million decrease in Interest on unsecured credit facilities primarily related to the January 2021 repayment of the $265 million term loan and lower average outstanding balance on the Line; and
•	$3.0 million decrease in Hedge expense as two of our previously settled forward swaps hedging our ten-year notes fully amortized in 2020.

During the six months ended June 30, 2020, we recognized $132.1 million of Goodwill impairment, due to the significant adverse market and economic impacts of the COVID-19 pandemic.

During the six months ended June 30, 2021, we recognized provision for impairment of real estate of $135,000 for the sale of one operating property.  During the six months ended June 30, 2020, we recognized provision for impairment of real estate of $1.0 million on one operating property and one land parcel.

During the six months ended June 30, 2021, we recognized gains on sale of $31.5 million for one land parcel and five operating properties.  During the six months ended June 30, 2020, we recognized gains on sale of $45.5 million from three land parcels, three operating properties, and receipt of property insurance proceeds.

Net investment income increased $4.0 million primarily driven by changes in unrealized gains and losses of plan assets held in the non-qualified deferred compensation plan.  There is an offsetting charge in General and administrative costs related to participant obligations within the deferred compensation plans.

Our equity in income of investments in real estate partnerships decreased as follows:

		Six months ended June 30,
(in thousands)	Regency's Ownership	2021	2020	Change
GRI - Regency, LLC (GRIR)	40.00%	$15,933	10,199	5,734
New York Common Retirement Fund (NYC)	30.00%	(139)	248	(387)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	932	479	453
Columbia Regency Partners II, LLC (Columbia II)	20.00%	1,001	531	470
Columbia Village District, LLC	30.00%	686	522	164
RegCal, LLC (RegCal)	25.00%	956	538	418
US Regency Retail I, LLC (USAA) (1)	20.01%	550	396	154
Other investments in real estate partnerships	35.00% - 50.00%	(7,818)	1,329	(9,147)
Total equity in income of investments in real estate partnerships		$12,101	14,242	(2,141)

(1)	Subsequent to June 30, 2021, we purchased our partner’s 80% ownership interest in all seven properties held in the USAA partnership.

The $2.1 million decrease in our equity in income of investments in real estate partnerships is largely attributable to the following:

•	$5.7 million increase within GRIR primarily due to a decrease in uncollectible lease income due to continued improvement in our rent collection experience; offset by
•

$9.1 million decrease within Other investments in real estate partnerships from the impairment of a single property partnership.  The resulting basis in this partnership was remeasured to fair value based upon our share of its expected selling price.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Six months ended June 30,
(in thousands)	2021	2020	Change
Net income (loss)	$178,457	(5,209)	183,666
Income attributable to noncontrolling interests	(2,311)	(1,077)	(1,234)
Net income (loss) attributable to common stockholders	$176,146	(6,286)	182,432
Net income (loss) attributable to exchangeable operating partnership units	(796)	28	(824)
Net income (loss) attributable to common unit holders	$176,942	(6,314)	183,256

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

Pro-Rata Same Property NOI:

Our Pro-rata same property NOI, excluding termination fees, changed from the following major components:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Base rent (1)	$211,560	213,520	(1,960)	$421,319	428,162	(6,843)
Recoveries from tenants (1)	76,740	68,900	7,840	146,573	138,979	7,594
Percentage rent (1)	1,087	1,025	62	4,896	4,933	(37)
Termination fees (1)	1,790	2,021	(231)	2,208	4,162	(1,954)
Uncollectible lease income	7,160	(40,948)	48,108	9,010	(44,576)	53,586
Other lease income (1)	2,864	2,165	699	5,556	4,669	887
Other property income	2,437	1,604	833	3,732	3,295	437
Total real estate revenue	303,638	248,287	55,351	593,294	539,624	53,670
Operating and maintenance	47,163	41,059	6,104	92,708	84,190	8,518
Termination expense	—	25	(25)	—	25	(25)
Real estate taxes	40,328	40,449	(121)	80,224	79,626	598
Ground rent	2,953	3,120	(167)	5,893	6,061	(168)
Total real estate operating expenses	90,444	84,653	5,791	178,825	169,902	8,923
Pro-rata same property NOI	$213,194	163,634	49,560	$414,469	369,722	44,747
Less: Termination fees	1,790	1,996	(206)	2,208	4,137	(1,929)
Pro-rata same property NOI, excluding termination fees	$211,404	161,638	49,766	$412,261	365,585	46,676
Pro-rata same property NOI growth, excluding termination fees			30.8%			12.8%

(1)	Represents amounts included within Lease income in the accompanying Consolidated Statements of Operations that are contractually billable to the tenants per the terms of the lease agreements.

Billable Base rent decreased $2.0 million and $6.8 million during the three and six months ended June 30, 2021, due to loss of rents from occupancy declines and deferral agreements that required lease modification treatment, partially offset by rent steps in existing leases.

Recoveries from tenants increased $7.8 million and $7.6 million during the three and six months ended June 30, 2021, due to higher than expected recoveries and increases in current year operating expenses.

Termination fees decreased $2.0 million during the six months ended June 30, 2021, primarily due to strategic changes in anchor merchandising mix during 2020.

Uncollectible lease income decreased $48.1 million and $53.6 million during the three and six months ended June 30, 2021, primarily driven by collection of previously reserved amounts.

Operating and maintenance increased $6.1 million and $8.5 million during the three and six months ended June 30, 2021, due primarily to an increase in insurance premiums, legal and vacancy costs, and tenant reimbursable costs.

Same Property Rollforward:

Our same property pool includes the following property count, Pro-rata GLA, and changes therein:

	Three months ended June 30,
	2021		2020
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	397	41,212	399	40,568
Disposed properties	(3)	(297)	(1)	(48)
SF adjustments (1)	—	3	—	2
Ending same property count	394	40,918	398	40,522

	Six months ended June 30,
	2021		2020
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	393	40,228	396	40,525
Acquired properties owned for entirety of comparable periods presented	2	378	5	315
Developments that reached completion by the beginning of earliest comparable period presented	6	683	3	553
Disposed properties	(7)	(407)	(3)	(427)
SF adjustments (1)	—	36	—	1
Properties under or being repositioned for redevelopment	—	—	(3)	(445)
Ending same property count	394	40,918	398	40,522

(1)	SF adjustments arise from remeasurements or redevelopments.

Nareit FFO:

Our reconciliation of net income (loss) attributable to common stock and unit holders to Nareit FFO is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share information)	2021	2020	2021	2020
Reconciliation of Net income (loss) to Nareit FFO
Net income (loss) attributable to common stockholders	$95,490	19,046	$176,146	(6,286)
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	81,177	92,756	165,671	189,388
Goodwill impairment	—	—	—	132,128
Provision for impairment of real estate	11,091	230	11,091	1,014
Gain on sale of real estate, net of tax	(19,777)	(7,464)	(31,847)	(45,416)
Exchangeable operating partnership units	432	87	796	(28)
Nareit FFO attributable to common stock and unit holders	$168,413	104,655	$321,857	270,800

(1)	Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interest.

Same Property NOI Reconciliation:

Our reconciliation of Net income (loss) attributable to common stockholders to Same Property NOI, on a Pro-rata basis, is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$95,490	19,046	$176,146	(6,286)
Less:
Management, transaction, and other fees	7,355	6,126	13,748	12,942
Other (1)	8,355	(1,424)	16,059	12,386
Plus:
Depreciation and amortization	74,217	85,058	151,476	174,353
General and administrative	19,187	21,202	40,474	34,907
Other operating expense	1,177	2,480	1,875	3,817
Other expense (income)	14,168	28,798	37,920	166,064
Equity in income of investments in real estate excluded from NOI (2)	24,943	16,878	38,244	32,361
Net income attributable to noncontrolling interests	1,342	528	2,311	1,077
Pro-rata NOI	$214,814	169,288	$418,639	380,965
Less non-same property NOI (3)	1,620	5,654	4,170	11,243
Pro-rata same property NOI	$213,194	163,634	$414,469	369,722

(1)	Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interest.
(2)	Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.
(3)	Includes revenues and expenses attributable to non-same property, sold property, development property, and corporate activities.

Liquidity and Capital Resources

General

We use cash flows generated from operating, investing, and financing activities to strengthen our balance sheet, finance our development and redevelopment projects, fund our investment activities, and maintain financial flexibility. A significant portion of our cash from operations is distributed to our common shareholders in the form of dividends in order to maintain our status as a REIT.

Except for $200 million of private placement debt, our Parent Company has no other commitments other than its guarantees of the commitments of our Operating Partnership. All remaining debt is held by our Operating Partnership or by our co-investment partnerships. The Operating Partnership is a co-issuer and a guarantor of the $200 million of outstanding debt of our Parent Company. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units.

We continue to monitor our tenant rent collections amidst the continuing pandemic.  Our rent collection experience since the pandemic began has been lower than historical pre-pandemic averages, but has substantially improved since its low in the second quarter of 2020.  During the three months ended June 30, 2021, base rent collections were 96% through August 2, 2021.  We expect that our collection rates will remain lower than historical pre-pandemic averages for the foreseeable future until customers fully return to in-store experiences following varying and extended periods of mandated restrictions.

We draw on multiple financing sources to fund our long-term capital needs, including the capital requirements of our in process and planned developments, redevelopments, and capital expenditures, and the repayment of debt.  We expect to meet these needs by using a combination of the following: cash flow from operations after funding our dividend, proceeds from the sale of real estate, mortgage loan and unsecured bank financing, distributions received from our co-investment partnerships, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new unsecured debt.  We continually evaluate alternative financing options, and we believe we can obtain financing on reasonable terms; however, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us.

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

In addition to our $284.0 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	June 30, 2021
ATM equity program
Original offering amount	$500,000
Available capacity (1)	$350,363
Line of Credit
Total commitment amount	$1,250,000
Available capacity (2)	$1,240,312
Maturity (3)	March 23, 2025

(1)

At June 30, 2021, we have 2,316,760 shares pledged under forward equity sales agreements that were executed in several tranches at a weighted average offering price of $64.59 per share before any underwriting discount and offering expenses.  The pledged shares must be settled within one year of their trade dates, which vary by agreement, and range from May 24, 2022 through June 24, 2022, and are expected to result in net proceeds of approximately $147.8 million.

(2)	Net of letters of credit.
(3)	The Company has the option to extend the maturity for two additional six-month periods.

The declaration of dividends is determined quarterly by our Board of Directors.  On August 4, 2021, our Board of Directors declared a common stock dividend of $0.595 per share, payable on October 5, 2021, to shareholders of record as of September 15, 2021.  While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.  We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the six months ended June 30, 2021 and 2020, we generated cash flow from operations of $325.3 million and $217.4 million, respectively, and paid $202.1 million and $200.9 million in dividends to our common stock and unit holders, respectively.

We currently have development and redevelopment projects in various stages of construction, along with a pipeline of potential projects for future development or redevelopment.  After funding our common stock dividend payment in July 2021, we estimate that we will require capital during the next twelve months of approximately $371.7 million to repay maturing secured debt not expected to be refinanced, to fund construction and related costs for committed tenant improvements and in-process development and redevelopment, and to make capital contributions to our co-investment partnerships.  In addition, and subsequent to June 30, 2021, we completed the acquisition of our partner’s 80% interest in the seven properties held in the USAA partnership for a total purchase price of $178 million, including the $84 million assumption of our partner’s share of existing mortgage debt on the properties and receipt of a promote payment.

If we start new development or redevelopments, commit to new acquisitions, repay debt prior to maturity, or repurchase shares of our common stock, our cash requirements will increase.  The $1.2 billion available on our Line, together with having no unsecured debt maturities until 2024, provides sufficient capital to fund our expected near-term operating and capital expenditures without relying on other capital sources.

We endeavor to maintain a high percentage of unencumbered assets. As of June 30, 2021, 89.7% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our trailing twelve month Fixed charge coverage ratio, including our Pro-rata share of our partnerships, was 3.9x and 3.6x for the periods ended June 30, 2021, and December 31, 2020, respectively, and our Pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 5.3x and 6.0x, respectively, for the same periods.

Our Line and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. We are in compliance with these covenants at June 30, 2021, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Six months ended June 30,
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$325,287	217,419	107,868
Net cash provided by (used in) investing activities	73,034	(28,126)	101,160
Net cash (used in) provided by financing activities	(490,158)	282,503	(772,661)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(91,837)	471,796	(563,633)
Total cash and cash equivalents and restricted cash	$286,613	587,358	(300,745)

Net cash provided by operating activities:

Net cash provided by operating activities increased $107.9 million due to:

•	$110.4 million increase from higher rent collections, partially offset by,
•	$2.5 million decrease from cash paid in 2021 to settle interest rate swaps on our term loan which was repaid in January 2021.

Net cash provided by (used in) investing activities:

Net cash used in investing activities changed by $101.2 million as follows:

	Six months ended June 30,
(in thousands)	2021	2020	Change
Cash flows from investing activities:
Acquisition of operating real estate	$—	(16,867)	16,867
Advance deposits refunded on acquisition of operating real estate	500	100	400
Real estate development and capital improvements	(72,735)	(107,852)	35,117
Proceeds from sale of real estate investments	107,577	115,614	(8,037)
Issuance of notes receivable	(20)	(440)	420
Investments in real estate partnerships	(21,382)	(42,088)	20,706
Return of capital from investments in real estate partnerships	58,699	23,235	35,464
Dividends on investment securities	67	140	(73)
Acquisition of investment securities	(14,065)	(7,062)	(7,003)
Proceeds from sale of investment securities	14,393	7,094	7,299
Net cash provided by (used in) investing activities	$73,034	(28,126)	101,160

Significant changes in investing activities include:

•	We paid $16.9 million for the acquisition of one operating property during 2020 and had no acquisitions during the same period in 2021.
•	We invested $35.1 million less in 2021 than the same period in 2020 on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•

We sold six operating properties and one land parcels in 2021 and received proceeds of $107.6 million compared to three operating properties and four land parcels in 2020 for proceeds of $115.6 million, including proceeds from repayment of a short-term note issued at closing and repaid during the same period.

•	We invested $21.4 million in our real estate partnerships during 2021, including:
o	$18.7 million to fund our share of debt payments, and
o	$2.7 million to fund our share of development and redevelopment activities.

During the same period in 2020, we invested $42.1 million, including:

o	$16.0 million to fund the acquisition of an additional equity interest in one partnership,
o	$15.8 million to fund our share of debt payments, and
o	$10.3 million to fund our share of development and redevelopment activities.
•

Return of capital from our unconsolidated real estate partnerships includes sales or financing proceeds.  During the six months ended June 30, 2021 we received $30.6 million from our share of proceeds from real estate sales and $28.1 million from our share of proceeds from debt refinancing activities.  During the same period in 2020, we received $23.2 million from our share of proceeds from debt refinancing activities.

•	Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment. During 2021, we deployed capital of $72.7 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Six months ended June 30,
(in thousands)	2021	2020	Change
Capital expenditures:
Building and tenant improvements	$18,962	22,969	(4,007)
Redevelopment costs	36,986	66,244	(29,258)
Development costs	9,744	8,323	1,421
Capitalized interest	1,838	1,980	(142)
Capitalized direct compensation	5,205	8,336	(3,131)
Real estate development and capital improvements	$72,735	107,852	(35,117)

•	Building and tenant improvements decreased $4.0 million in 2021, primarily related to the timing of capital projects.
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

•

Development expenditures are higher in 2021 due to the progress towards completion of our development projects currently in process.  See the tables below for more details about our development projects.

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

•

We have a staff of employees who directly support our development program, which includes redevelopment of our existing properties. Internal compensation costs directly attributable to these activities are capitalized as part of each project.  In light of the current pandemic environment and its impact on the retail industry, we expect that our development activity could be lower than pre-pandemic levels. As a result, we expect the amount of internal costs for development activities that may be capitalized could be lower than historical amounts.

The following table summarizes our development projects:

(in thousands, except cost PSF)					June 30, 2021
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated / Actual Net Development Costs (2) (3)	GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred

Developments In-Process
Carytown Exchange	Richmond, VA	62%	Q4-18	2023	$27,764	72	$386	70%
East San Marco	Jacksonville, FL	100%	Q4-20	2024	19,519	59	331	36%
Eastfield at Baybrook (4)	Houston, TX	50%	Q4-20	2022	2,337	55	42	88%

(1)	Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)	Includes leasing costs and is net of tenant reimbursements.
(3)	Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.
(4)

Estimated Net Development Costs for Eastfield at Baybrook Phase 1A is limited to our ownership interest in the value of the land and site improvements where we are committed to deliver a parcel to a grocer, under a lease agreement, to construct their building and improvements.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)					June 30, 2021
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated Incremental Project Costs (2) (3)	GLA (3)	% of Costs Incurred

Redevelopments In-Process
Bloomingdale Square	Tampa, FL	100%	Q3-18	2022	$21,327	252	89%
The Crossing Clarendon	Metro, DC	100%	Q4-18	2024	57,832	135	57%
The Abbot	Boston, MA	100%	Q2-19	2023	56,380	65	65%
Sheridan Plaza	Hollywood, FL	100%	Q3-19	2022	12,115	507	67%
West Bird Plaza	Miami, FL	100%	Q4-19	2022	10,338	99	66%
Preston Oaks	Dallas, TX	100%	Q4-20	2023	22,327	103	40%
Serramonte Center	San Francisco, CA	100%	Q4-20	2026	55,000	1,073	32%
Westbard Square	Bethesda, MD	100%	Q2-21	2025	37,038	123	10%
Various Properties	Various	40% - 100%	Various	Various	24,112	1,082	48%

Redevelopments Completed
Point 50	Metro, DC	100%	Q4-18	2023	$17,504	48	90%
Various Properties	Various	40% - 100%	Various	Various	$7,646	574	95%

(1)	Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)	Includes leasing costs and is net of tenant reimbursements.
(3)	Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.

Net cash (used in) provided by financing activities:

Net cash flows from financing activities changed by $772.7 million during 2021, as follows:

	Six months ended June 30,
(in thousands)	2021	2020	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$—	125,616	(125,616)
Repurchase of common shares in conjunction with equity award plans	(4,017)	(5,405)	1,388
Distributions to limited partners in consolidated partnerships, net	(1,989)	(1,644)	(345)
Dividend payments and operating partnership distributions	(202,140)	(200,881)	(1,259)
Repayment of unsecured credit facilities, net	—	(220,000)	220,000
Proceeds from debt issuance	—	598,830	(598,830)
Debt repayment, including early redemption costs	(274,640)	(9,019)	(265,621)
Payment of loan costs	(7,468)	(5,056)	(2,412)
Proceeds from sale of treasury stock, net	96	62	34
Net cash (used in) provided by financing activities	$(490,158)	282,503	(772,661)

Significant financing activities during the six months ended June 30, 2021 and 2020, include the following:

•	We received proceeds of $125.6 million, net of costs, in March 2020 upon settling our forward equity sales under our ATM program.
•

We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $4.0 million and $5.4 million during 2021 and 2020, respectively.

•	We paid $1.3 million more in dividends as a result of an increase in the number of shares of our common stock outstanding.
•	We paid $345,000 more in distributions to limited partners in consolidated partnerships, net, in 2021 than in 2020 as newly developed properties began operations and distributions.
•	We had the following debt related activity during 2021:
o	We paid $274.6 million for debt repayments, including:
▪	$265 million to repay our outstanding term loan,
▪	$5.6 million in principal mortgage payments, and
▪	$4.0 million to repay a mortgage maturity.
o	We paid $7.5 million of loan costs in connection with the renewal of our Line.
•	We had the following debt related activity during 2020:
o	We repaid, net of draws, $220 million on our Line.
o	We received net proceeds of $598.8 million upon issuance, in May, of senior unsecured public notes.
o	We paid $9.0 million in other debt repayments, including:
▪	$3.9 million to repay a mortgage maturity, and
▪	$5.1 million in principal mortgage payments.
o	We paid $5.1 million of loan costs in connection with our public note offering above.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our co-investment partnerships and our Pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Number of Co-investment Partnerships	17	17
Regency’s Ownership	20% - 50%	20% - 50%
Number of Properties	112	114
Assets	$2,924,103	3,067,227	$1,042,744	1,086,874
Liabilities	1,677,165	1,687,587	580,165	577,001
Equity	1,246,938	1,379,640	462,579	509,873
Negative investment in US Regency Retail I, LLC (USAA) (2)			4,570	4,401
Basis difference			(57,522)	(47,119)
Investments in real estate partnerships			$409,627	467,155

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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	June 30, 2021	December 31, 2020
GRI - Regency, LLC (GRIR)	40.00%	$157,460	179,728
New York Common Retirement Fund (NYC)	30.00%	12,755	27,627
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7,371	8,699
Columbia Regency Partners II, LLC (Columbia II)	20.00%	38,931	37,882
Columbia Village District, LLC	30.00%	5,592	10,108
RegCal, LLC (RegCal)	25.00%	25,432	25,908
Other investments in real estate partnerships	35.00% - 50.00%	162,086	177,203
Total Investment in real estate partnerships		$409,627	467,155
US Regency Retail I, LLC (USAA) (1) (2)	20.01%	(4,570)	(4,401)
Net Investment in real estate partnerships		$405,057	462,754

(1)

The USAA partnership has distributed proceeds from debt financing and real estate sales in excess of Regency's carrying value of its investment, resulting in a negative investment balance, which is classified within Accounts payable and other liabilities in the Consolidated Balance Sheets.

(2)

Subsequent to June 30, 2021, we entered into a Purchase and Sale Agreement and closed on the transaction to acquire our partner’s 80% interest in the seven properties held in the USAA partnership for a total purchase price of $178 million.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	June 30, 2021
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities		Unsecured Maturities	Total	Regency’s Pro-Rata Share
2021	$4,714	—		—	4,714	1,844
2022	7,736	254,893		7,300	269,929	98,932
2023	3,196	171,608		—	174,804	65,137
2024	1,796	33,690		—	35,486	14,217
2025	2,168	137,000		—	139,168	42,153
Beyond 5 Years	10,859	928,321	(1)	—	939,180	320,440
Net unamortized loan costs, debt premium / (discount)	—	(10,623)		—	(10,623)	(3,635)
Total	$30,469	1,514,889		7,300	1,552,658	539,088

(1)

Subsequent to June 30, 2021, we entered into a Purchase and Sale Agreement and closed on the transaction to acquire our partner’s 80% interest in the seven properties held in the USAA partnership, including the $84 million assumption of our partner’s share of mortgage loans.

At June 30, 2021, our investments in real estate partnerships had notes payable of $1.6 billion maturing through 2034, of which 93.6% had a weighted average fixed interest rate of 3.7%. The remaining notes payable float with LIBOR and had a weighted average variable interest rate of 2.5%. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $539.1 million as of June 30, 2021. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions.

We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our Pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Asset management, property management, leasing, and other transaction fees	$7,346	6,196	$13,730	13,003

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

As of June 30, 2021, we had accrued liabilities of $7.5 million for our Pro-rata share of environmental remediation, including our Investments in real estate partnerships. We believe that the ultimate remediation of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations.  We can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Inflation/Deflation

Although inflation has been low and has had a minimal impact on the operating performance of our shopping centers, inflation has recently increased in the United States.  Changes in economic conditions have increased costs for building materials and spurred a rise in wages.  Further, monetary policy and stimulus steps by the federal government and the Federal Reserve, could lead to higher inflation rates or prolonged inflation, which could negatively impact our tenants, our operating costs, and our construction costs. Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation on our operating centers, which require tenants to pay their Pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. During deflationary periods or periods of economic weakness, minimum rents and percentage rents may decline as the supply of available retail space exceeds demand and consumer spending declines. Occupancy declines may also result in lower recovery rates of our operating expenses.

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2021 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2021 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021, we issued 5,000 shares of common stock of Regency Centers Corporation in connection with the redemption of common units of Regency Centers, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a) (2) thereof.  There were no other unregistered sales of equity securities during the three months ended June 30, 2021.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended June 30, 2021.

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 through April 30, 2021	364	$57.28	—	$250,000,000
May 1 through May 31, 2021	—	$—	—	$250,000,000
June 1 through June 30, 2021	—	$—	—	$250,000,000

(1)	Represents shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.

(2)

On February 3, 2021, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. The program is set to expire on February 3, 2023. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The program remains subject to the discretion of the Board. Through June 30, 2021, no shares have been repurchased under this program.

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

August 6, 2021	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

August 6, 2021	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)