Form 10-Q
period 2021-09-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2021-11-05
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Regency Centers Corporation:

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Regency Centers, L.P.:

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☐

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

Regency Centers Corporation Yes ☐ No ☒ Regency Centers, L.P. Yes ☐ No ☒

The number of shares outstanding of Regency Centers Corporation’s common stock was 171,213,003 as of November 4, 2021.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2021, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”, “Regency Centers” or “Regency” means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units (“Units”). As of September 30, 2021, the Parent Company owned approximately 99.6% of the Units in the Operating Partnership. The remaining limited Units are owned by third party investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

(in thousands, except share data)

	2021	2020
Assets	(unaudited)
Real estate assets, at cost	$11,302,487	11,101,858
Less: accumulated depreciation	2,149,681	1,994,108
Real estate assets, net	9,152,806	9,107,750
Investments in real estate partnerships	379,704	467,155
Properties held for sale	22,077	33,934
Cash, cash equivalents, and restricted cash, including $3,288 and $2,377 of restricted cash at September 30, 2021 and December 31, 2020, respectively	362,685	378,450
Tenant and other receivables	139,287	143,633
Deferred leasing costs, less accumulated amortization of $116,737 and $113,959 at September 30, 2021 and December 31, 2020, respectively	68,049	67,910
Acquired lease intangible assets, less accumulated amortization of $305,744 and $284,880 at September 30, 2021 and December 31, 2020, respectively	173,926	188,799
Right of use assets, net	284,317	287,827
Other assets	271,052	261,446
Total assets	$10,853,903	10,936,904
Liabilities and Equity
Liabilities:
Notes payable	$3,749,273	3,658,405
Unsecured credit facilities	—	264,679
Accounts payable and other liabilities	327,710	302,361
Acquired lease intangible liabilities, less accumulated amortization of $166,590 and $145,966 at September 30, 2021 and December 31, 2020, respectively	361,411	377,712
Lease liabilities	218,776	220,390
Tenants’ security, escrow deposits and prepaid rent	53,269	55,210
Total liabilities	4,710,439	4,878,757
Commitments and contingencies	—	—
Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share, 220,000,000 shares authorized; 171,209,046 and 169,680,138 shares issued at September 30, 2021 and December 31, 2020, respectively	1,712	1,697
Treasury stock at cost, 477,126 and 459,828 shares held at September 30, 2021 and December 31, 2020, respectively	(25,318)	(24,436)
Additional paid-in-capital	7,882,613	7,792,082
Accumulated other comprehensive loss	(12,618)	(18,625)
Distributions in excess of net income	(1,775,668)	(1,765,806)
Total stockholders’ equity	6,070,721	5,984,912
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $51,174 and $34,878 at September 30, 2021 and December 31, 2020, respectively	35,612	35,727
Limited partners’ interests in consolidated partnerships	37,131	37,508
Total noncontrolling interests	72,743	73,235
Total equity	6,143,464	6,058,147
Total liabilities and equity	$10,853,903	10,936,904

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Lease income	$283,303	234,541	$826,390	731,630
Other property income	4,401	2,261	9,428	7,001
Management, transaction, and other fees	19,671	6,142	33,419	19,084
Total revenues	307,375	242,944	869,237	757,715
Operating expenses:
Depreciation and amortization	75,459	84,808	226,935	259,161
Operating and maintenance	43,468	41,345	135,616	123,746
General and administrative	17,789	19,582	58,263	54,489
Real estate taxes	35,779	35,938	107,392	108,618
Other operating expenses	812	1,208	2,687	5,025
Total operating expenses	173,307	182,881	530,893	551,039
Other expense (income):
Interest expense, net	35,993	40,794	108,741	118,605
Goodwill impairment	—	—	—	132,128
Provision for impairment of real estate	(20)	—	115	1,014
Gain on sale of real estate, net of tax	(6,719)	(3,237)	(38,198)	(48,690)
Early extinguishment of debt	—	19,358	—	19,358
Net investment loss (income)	209	(2,046)	(3,275)	(1,482)
Total other expense (income)	29,463	54,869	67,383	220,933
Income (loss) from operations before equity in income of investments in real estate partnerships	104,605	5,194	270,961	(14,257)
Equity in income of investments in real estate partnerships	14,243	8,116	26,344	22,358
Net income	118,848	13,310	297,305	8,101
Noncontrolling interests:
Exchangeable operating partnership units	(519)	(57)	(1,315)	(29)
Limited partners’ interests in consolidated partnerships	(923)	(565)	(2,438)	(1,670)
Income attributable to noncontrolling interests	(1,442)	(622)	(3,753)	(1,699)
Net income attributable to common stockholders	$117,406	12,688	$293,552	6,402

Income per common share - basic	$0.69	0.07	$1.73	0.04
Income per common share - diluted	$0.69	0.07	$1.72	0.04

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$118,848	13,310	$297,305	8,101
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	138	(666)	3,646	(19,187)
Reclassification adjustment of derivative instruments included in net income	1,040	2,570	3,109	6,479
Unrealized (loss) gain on available-for-sale debt securities	(49)	53	(263)	379
Other comprehensive income (loss)	1,129	1,957	6,492	(12,329)
Comprehensive income (loss)	119,977	15,267	303,797	(4,228)
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,442	622	3,753	1,699
Other comprehensive income (loss) attributable to noncontrolling interests	89	42	485	(1,106)
Comprehensive income attributable to noncontrolling interests	1,531	664	4,238	593
Comprehensive income (loss) attributable to the Company	$118,446	14,603	$299,559	(4,821)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended September 30, 2021 and 2020

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at June 30, 2020	$1,697	(24,597)	7,785,095	(25,135)	(1,615,077)	6,121,983	36,376	38,843	75,219	6,197,202
Net income	—	—	—	—	12,688	12,688	57	565	622	13,310
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	(551)	—	(551)	(2)	(60)	(62)	(613)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	2,466	—	2,466	11	93	104	2,570
Deferred compensation plan, net	—	(90)	297	—	—	207	—	—	—	207
Restricted stock issued, net of amortization	—	—	3,372	—	—	3,372	—	—	—	3,372
Common stock issued for stock based compensation, net	—	—	3	—	—	3	—	—	—	3
Common stock issued under dividend reinvestment plan	—	—	382	—	—	382	—	—	—	382
Common stock issued, net of issuance costs	—	—	(7)	—	—	(7)	—	—	—	(7)
Contributions from partners	—	—	—	—	—	—	—	312	312	312
Distributions to partners	—	—	—	—	—	—	—	(2,211)	(2,211)	(2,211)
Cash dividends declared:
Common stock/unit ($0.595 per share)	—	—	—	—	(100,949)	(100,949)	(455)	—	(455)	(101,404)
Balance at September 30, 2020	$1,697	(24,687)	7,789,142	(23,220)	(1,703,338)	6,039,594	35,987	37,542	73,529	6,113,123

Balance at June 30, 2021	$1,699	(25,887)	7,796,699	(13,658)	(1,791,773)	5,967,080	35,544	37,407	72,951	6,040,031
Net income	—	—	—	—	117,406	117,406	519	923	1,442	118,848
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	88	—	88	1	—	1	89
Amounts reclassified from accumulated other comprehensive loss	—	—	—	952	—	952	4	84	88	1,040
Deferred compensation plan, net	—	569	(492)	—	—	77	—	—	—	77
Restricted stock issued, net of amortization	—	—	3,425	—	—	3,425	—	—	—	3,425
Common stock issued for stock based compensation, net	—	—	80	—	—	80	—	—	—	80
Common stock issued under dividend reinvestment plan	—	—	404	—	—	404	—	—	—	404
Common stock issued, net of issuance costs	13	—	82,497	—	—	82,510	—	—	—	82,510
Distributions to partners	—	—	—	—	—	—	—	(1,283)	(1,283)	(1,283)
Cash dividends declared:
Common stock/unit ($0.595 per share)	—	—	—	—	(101,301)	(101,301)	(456)	—	(456)	(101,757)
Balance at September 30, 2021	$1,712	(25,318)	7,882,613	(12,618)	(1,775,668)	6,070,721	35,612	37,131	72,743	6,143,464

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the nine months ended September 30, 2021 and 2020

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1,676	(23,199)	7,654,930	(11,997)	(1,408,062)	6,213,348	36,100	40,513	76,613	6,289,961
Net (loss) income	—	—	—	—	6,402	6,402	29	1,670	1,699	8,101
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	(17,505)	—	(17,505)	(79)	(1,224)	(1,303)	(18,808)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	6,282	—	6,282	28	169	197	6,479
Deferred compensation plan, net	—	(1,488)	1,695	—	—	207	—	—	—	207
Restricted stock issued, net of amortization	2	—	10,962	—	—	10,964	—	—	—	10,964
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(5,172)	—	—	(5,172)	—	—	—	(5,172)
Common stock issued under dividend reinvestment plan	—	—	1,138	—	—	1,138	—	—	—	1,138
Common stock issued, net of issuance costs	19	—	125,589	—	—	125,608	—	—	—	125,608
Contributions from partners	—	—	—	—	—	—	—	443	443	443
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	1,275	—	1,275	1,275
Distributions to partners	—	—	—	—	—	—	—	(4,029)	(4,029)	(4,029)
Cash dividends declared:
Common stock/unit ($1.785 per share)	—	—	—	—	(301,678)	(301,678)	(1,366)	—	(1,366)	(303,044)
Balance at September 30, 2020	$1,697	(24,687)	7,789,142	(23,220)	(1,703,338)	6,039,594	35,987	37,542	73,529	6,113,123

Balance at December 31, 2020	$1,697	(24,436)	7,792,082	(18,625)	(1,765,806)	5,984,912	35,727	37,508	73,235	6,058,147
Net income	—	—	—	—	293,552	293,552	1,315	2,438	3,753	297,305
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	3,157	—	3,157	16	210	226	3,383
Amounts reclassified from accumulated other comprehensive loss	—	—	—	2,850	—	2,850	12	247	259	3,109
Deferred compensation plan, net	—	(882)	959	—	—	77	—	—	—	77
Restricted stock issued, net of amortization	2	—	9,466	—	—	9,468	—	—	—	9,468
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(3,662)	—	—	(3,662)	—	—	—	(3,662)
Common stock issued under dividend reinvestment plan	—	—	1,172	—	—	1,172	—	—	—	1,172
Common stock issued for partnership units exchanged	—	—	99	—	—	99	(99)	—	(99)	—
Common stock issued, net of issuance costs	13	—	82,497	—	—	82,510	—	—	—	82,510
Distributions to partners	—	—	—	—	—	—	—	(3,272)	(3,272)	(3,272)
Cash dividends declared:
Common stock/unit ($1.785 per share)	—	—	—	—	(303,414)	(303,414)	(1,359)	—	(1,359)	(304,773)
Balance at September 30, 2021	$1,712	(25,318)	7,882,613	(12,618)	(1,775,668)	6,070,721	35,612	37,131	72,743	6,143,464

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020

(in thousands)

(unaudited)

	2021	2020
Cash flows from operating activities:
Net income	$297,305	8,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226,935	259,161
Amortization of deferred loan costs and debt premiums	4,608	7,566
(Accretion) and amortization of above and below market lease intangibles, net	(17,244)	(29,847)
Stock-based compensation, net of capitalization	9,272	10,654
Equity in income of investments in real estate partnerships	(26,344)	(22,358)
Gain on sale of real estate, net of tax	(38,198)	(48,690)
Provision for impairment of real estate, net of tax	115	1,014
Goodwill impairment	—	132,128
Early extinguishment of debt	—	19,358
Distribution of earnings from investments in real estate partnerships	54,310	32,659
Settlement of derivative instruments	(2,472)	—
Deferred compensation expense	2,707	1,381
Realized and unrealized (gain) loss on investments	(3,177)	(1,427)
Changes in assets and liabilities:
Tenant and other receivables	(8,659)	4,072
Deferred leasing costs	(7,103)	(4,999)
Other assets	(6,932)	(7,670)
Accounts payable and other liabilities	25,879	20,223
Tenants’ security, escrow deposits and prepaid rent	(2,524)	(6,737)
Net cash provided by operating activities	508,478	374,589
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $2,991 in 2021	(78,611)	(16,867)
Advance deposits refunded on acquisition of operating real estate	500	100
Real estate development and capital improvements	(120,827)	(149,293)
Proceeds from sale of real estate	131,861	125,539
Issuance of notes receivable	(20)	(551)
Investments in real estate partnerships	(21,788)	(47,957)
Return of capital from investments in real estate partnerships	86,449	23,235
Dividends on investment securities	125	193
Acquisition of investment securities	(22,422)	(10,580)
Proceeds from sale of investment securities	23,162	10,659
Net cash used in investing activities	(1,571)	(65,522)
Cash flows from financing activities:
Net proceeds from common stock issuance	82,510	125,608
Repurchase of common shares in conjunction with equity award plans	(4,066)	(5,512)
Proceeds from sale of treasury stock	96	269
Distributions to limited partners in consolidated partnerships, net	(3,272)	(2,193)
Distributions to exchangeable operating partnership unit holders	(1,363)	(1,366)
Dividends paid to common stockholders	(301,897)	(300,538)
Repayment of fixed rate unsecured notes	—	(300,000)
Proceeds from issuance of fixed rate unsecured notes, net	—	598,830
Proceeds from unsecured credit facilities	—	610,000
Repayment of unsecured credit facilities	(265,000)	(830,000)
Repayment of notes payable	(13,764)	(3,891)
Scheduled principal payments	(8,448)	(8,149)
Payment of loan costs	(7,468)	(5,063)
Early redemption costs	—	(21,748)
Net cash used in financing activities	(522,672)	(143,753)
Net (decrease) increase in cash and cash equivalents and restricted cash	(15,765)	165,314
Cash and cash equivalents and restricted cash at beginning of the period	378,450	115,562
Cash and cash equivalents and restricted cash at end of the period	$362,685	280,876

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020

(in thousands)

(unaudited)

	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,012 and $3,590 in 2021 and 2020, respectively)	$113,647	121,307
Cash paid for income taxes, net of refunds	$358	898
Supplemental disclosure of non-cash transactions:
Acquisition of real estate previously held within investments in real estate partnerships	$(4,609)	5,986
Mortgage loans assumed by Company with the acquisition of real estate	$111,090	16,359
Mortgage loan assumed by purchaser with the sale of real estate	$—	8,250
Common stock issued for partnership units exchanged	$99	—
Real estate received in lieu of promote interest	$13,589	—
Exchangeable operating partnership units issued for acquisition of real estate	$—	1,275
Change in accrued capital expenditures	$5,830	16,276
Common stock issued under dividend reinvestment plan	$1,172	1,138
Stock-based compensation capitalized	$600	650
Common stock and exchangeable operating partnership dividends declared but not paid	$101,753	—
(Distributions to) contributions from limited partners in consolidated partnerships, net	$—	(1,420)
Common stock issued for dividend reinvestment in trust	$826	819
Contribution of stock awards into trust	$1,416	1,439
Distribution of stock held in trust	$966	442
Change in fair value of securities	$334	288

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

(in thousands, except unit data)

	2021	2020
Assets	(unaudited)
Real estate assets, at cost	$11,302,487	11,101,858
Less: accumulated depreciation	2,149,681	1,994,108
Real estate assets, net	9,152,806	9,107,750
Investments in real estate partnerships	379,704	467,155
Properties held for sale	22,077	33,934
Cash, cash equivalents, and restricted cash, including $3,288 and $2,377 of restricted cash at September 30, 2021 and December 31, 2020, respectively	362,685	378,450
Tenant and other receivables	139,287	143,633
Deferred leasing costs, less accumulated amortization of $116,737 and $113,959 at September 30, 2021 and December 31, 2020, respectively	68,049	67,910
Acquired lease intangible assets, less accumulated amortization of $305,744 and $284,880 at September 30, 2021 and December 31, 2020, respectively	173,926	188,799
Right of use assets, net	284,317	287,827
Other assets	271,052	261,446
Total assets	$10,853,903	10,936,904
Liabilities and Capital
Liabilities:
Notes payable	$3,749,273	3,658,405
Unsecured credit facilities	—	264,679
Accounts payable and other liabilities	327,710	302,361
Acquired lease intangible liabilities, less accumulated amortization of $166,590 and $145,966 at September 30, 2021 and December 31, 2020, respectively	361,411	377,712
Lease liabilities	218,776	220,390
Tenants’ security, escrow deposits and prepaid rent	53,269	55,210
Total liabilities	4,710,439	4,878,757
Commitments and contingencies	—	—
Capital:
Partners’ capital:
General partner; 171,209,046 and 169,680,138 units outstanding at September 30, 2021 and December 31, 2020, respectively	6,083,339	6,003,537
Limited partners; 760,046 and 765,046 units outstanding at September 30, 2021 and December 31, 2020, respectively	35,612	35,727
Accumulated other comprehensive (loss)	(12,618)	(18,625)
Total partners’ capital	6,106,333	6,020,639
Noncontrolling interest: Limited partners’ interests in consolidated partnerships	37,131	37,508
Total capital	6,143,464	6,058,147
Total liabilities and capital	$10,853,903	10,936,904

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Lease income	$283,303	234,541	$826,390	731,630
Other property income	4,401	2,261	9,428	7,001
Management, transaction, and other fees	19,671	6,142	33,419	19,084
Total revenues	307,375	242,944	869,237	757,715
Operating expenses:
Depreciation and amortization	75,459	84,808	226,935	259,161
Operating and maintenance	43,468	41,345	135,616	123,746
General and administrative	17,789	19,582	58,263	54,489
Real estate taxes	35,779	35,938	107,392	108,618
Other operating expenses	812	1,208	2,687	5,025
Total operating expenses	173,307	182,881	530,893	551,039
Other expense (income):
Interest expense, net	35,993	40,794	108,741	118,605
Goodwill impairment	—	—	—	132,128
Provision for impairment of real estate	(20)	—	115	1,014
Gain on sale of real estate, net of tax	(6,719)	(3,237)	(38,198)	(48,690)
Early extinguishment of debt	—	19,358	—	19,358
Net investment loss (income)	209	(2,046)	(3,275)	(1,482)
Total other expense (income)	29,463	54,869	67,383	220,933
Income (loss) from operations before equity in income of investments in real estate partnerships	104,605	5,194	270,961	(14,257)
Equity in income of investments in real estate partnerships	14,243	8,116	26,344	22,358
Net income	118,848	13,310	297,305	8,101
Limited partners’ interests in consolidated partnerships	(923)	(565)	(2,438)	(1,670)
Net income attributable to common unit holders	$117,925	12,745	$294,867	6,431

Income per common share - basic	$0.69	0.07	$1.73	0.04
Income per common share - diluted	$0.69	0.07	$1.72	0.04

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$118,848	13,310	$297,305	8,101
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	138	(666)	3,646	(19,187)
Reclassification adjustment of derivative instruments included in net income	1,040	2,570	3,109	6,479
Unrealized (loss) gain on available-for-sale debt securities	(49)	53	(263)	379
Other comprehensive income (loss)	1,129	1,957	6,492	(12,329)
Comprehensive income (loss)	119,977	15,267	303,797	(4,228)
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	923	565	2,438	1,670
Other comprehensive income (loss) attributable to noncontrolling interests	84	33	457	(1,055)
Comprehensive income attributable to noncontrolling interests	1,007	598	2,895	615
Comprehensive income (loss) attributable to the Partnership	$118,970	14,669	$300,902	(4,843)

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended September 30, 2021 and 2020

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at June 30, 2020	$6,147,118	36,376	(25,135)	6,158,359	38,843	6,197,202
Net income	12,688	57	—	12,745	565	13,310
Other comprehensive loss
Other comprehensive loss before reclassification	—	(2)	(551)	(553)	(60)	(613)
Amounts reclassified from accumulated other comprehensive loss	—	11	2,466	2,477	93	2,570
Deferred compensation plan, net	207	—	—	207	—	207
Contributions from partners	—	—	—	—	312	312
Distributions to partners	(100,949)	(455)	—	(101,404)	(2,211)	(103,615)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	3,372	—	—	3,372	—	3,372
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(7)	—	—	(7)	—	(7)
Common units issued as a result of common stock issued by Parent Company, net of redemptions	385	—	—	385	—	385
Balance at September 30, 2020	$6,062,814	35,987	(23,220)	6,075,581	37,542	6,113,123

Balance at June 30, 2021	$5,980,738	35,544	(13,658)	6,002,624	37,407	6,040,031
Net income	117,406	519	—	117,925	923	118,848
Other comprehensive income
Other comprehensive income before reclassification	—	1	88	89	—	89
Amounts reclassified from accumulated other comprehensive loss	—	4	952	956	84	1,040
Deferred compensation plan, net	77	—	—	77	—	77
Distributions to partners	(101,301)	(456)	—	(101,757)	(1,283)	(103,040)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	3,425	—	—	3,425	—	3,425
Common units issued as a result of common stock issued by Parent Company, net of redemptions	82,510	—	—	82,510	—	82,510
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	484	—	—	484	—	484
Balance at September 30, 2021	$6,083,339	35,612	(12,618)	6,106,333	37,131	6,143,464

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the nine months ended September 30, 2021 and 2020

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2019	$6,225,345	36,100	(11,997)	6,249,448	40,513	6,289,961
Net (loss) income	6,402	29	—	6,431	1,670	8,101
Other comprehensive loss
Other comprehensive loss before reclassification	—	(79)	(17,505)	(17,584)	(1,224)	(18,808)
Amounts reclassified from accumulated other comprehensive loss	—	28	6,282	6,310	169	6,479
Deferred compensation plan, net	207	—	—	207	—	207
Contributions from partners	—	—	—	—	443	443
Issuance of exchangeable operating partnership units	—	1,275	—	1,275	—	1,275
Distributions to partners	(301,678)	(1,366)	—	(303,044)	(4,029)	(307,073)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	10,964	—	—	10,964	—	10,964
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	125,608	—	—	125,608	—	125,608
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(4,034)	—	—	(4,034)	—	(4,034)
Balance at September 30, 2020	$6,062,814	35,987	(23,220)	6,075,581	37,542	6,113,123

Balance at December 31, 2020	$6,003,537	35,727	(18,625)	6,020,639	37,508	6,058,147
Net income	293,552	1,315	—	294,867	2,438	297,305
Other comprehensive income
Other comprehensive income before reclassification	—	16	3,157	3,173	210	3,383
Amounts reclassified from accumulated other comprehensive income	—	12	2,850	2,862	247	3,109
Deferred compensation plan, net	77	—	—	77	—	77
Distributions to partners	(303,414)	(1,359)	—	(304,773)	(3,272)	(308,045)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	9,468	—	—	9,468	—	9,468
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	82,510	—	—	82,510	—	82,510
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(2,490)	—	—	(2,490)	—	(2,490)
Common unit exchanged for common stock of Parent Company	99	(99)	—	—	—	—
Balance at September 30, 2021	$6,083,339	35,612	(12,618)	6,106,333	37,131	6,143,464

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020

(in thousands)

(unaudited)

	2021	2020
Cash flows from operating activities:
Net income	$297,305	8,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226,935	259,161
Amortization of deferred loan costs and debt premiums	4,608	7,566
(Accretion) and amortization of above and below market lease intangibles, net	(17,244)	(29,847)
Stock-based compensation, net of capitalization	9,272	10,654
Equity in income of investments in real estate partnerships	(26,344)	(22,358)
Gain on sale of real estate, net of tax	(38,198)	(48,690)
Provision for impairment of real estate, net of tax	115	1,014
Goodwill impairment	—	132,128
Early extinguishment of debt	—	19,358
Distribution of earnings from investments in real estate partnerships	54,310	32,659
Settlement of derivative instruments	(2,472)	—
Deferred compensation expense	2,707	1,381
Realized and unrealized (gain) loss on investments	(3,177)	(1,427)
Changes in assets and liabilities:
Tenant and other receivables	(8,659)	4,072
Deferred leasing costs	(7,103)	(4,999)
Other assets	(6,932)	(7,670)
Accounts payable and other liabilities	25,879	20,223
Tenants’ security, escrow deposits and prepaid rent	(2,524)	(6,737)
Net cash provided by operating activities	508,478	374,589
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $2,991 in 2021	(78,611)	(16,867)
Advance deposits refunded on acquisition of operating real estate	500	100
Real estate development and capital improvements	(120,827)	(149,293)
Proceeds from sale of real estate	131,861	125,539
Issuance of notes receivable	(20)	(551)
Investments in real estate partnerships	(21,788)	(47,957)
Return of capital from investments in real estate partnerships	86,449	23,235
Dividends on investment securities	125	193
Acquisition of investment securities	(22,422)	(10,580)
Proceeds from sale of investment securities	23,162	10,659
Net cash used in investing activities	(1,571)	(65,522)
Cash flows from financing activities:
Net proceeds from common stock issuance	82,510	125,608
Repurchase of common shares in conjunction with equity award plans	(4,066)	(5,512)
Proceeds from sale of treasury stock	96	269
Distributions to limited partners in consolidated partnerships, net	(3,272)	(2,193)
Distributions to partners	(303,260)	(301,904)
Repayment of fixed rate unsecured notes	—	(300,000)
Proceeds from issuance of fixed rate unsecured notes, net	—	598,830
Proceeds from unsecured credit facilities	—	610,000
Repayment of unsecured credit facilities	(265,000)	(830,000)
Repayment of notes payable	(13,764)	(3,891)
Scheduled principal payments	(8,448)	(8,149)
Payment of loan costs	(7,468)	(5,063)
Early redemption costs	—	(21,748)
Net cash used in financing activities	(522,672)	(143,753)
Net (decrease) increase in cash and cash equivalents and restricted cash	(15,765)	165,314
Cash and cash equivalents and restricted cash at beginning of the period	378,450	115,562
Cash and cash equivalents and restricted cash at end of the period	$362,685	280,876
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020

(in thousands)

(unaudited)

	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,012 and $3,590 in 2021 and 2020, respectively)	$113,647	121,307
Cash paid for income taxes, net of refunds	$358	898
Supplemental disclosure of non-cash transactions:
Acquisition of real estate previously held within investments in real estate partnerships	$(4,609)	5,986
Mortgage loans assumed by Company with the acquisition of real estate	$111,090	16,359
Mortgage loan assumed by purchaser with the sale of real estate	$—	8,250
Common stock issued by Parent Company for partnership units exchanged	$99	—
Real estate received in lieu of promote interest	$13,589	—
Exchangeable operating partnership units issued for acquisition of real estate	$—	1,275
Change in accrued capital expenditures	$5,830	16,276
Common stock issued by Parent Company for dividend reinvestment plan	$1,172	1,138
Stock-based compensation capitalized	$600	650
Common stock and exchangeable operating partnership dividends declared but not paid	$101,753	—
(Distributions to) contributions from limited partners in consolidated partnerships, net	$—	(1,420)
Common stock issued for dividend reinvestment in trust	$826	819
Contribution of stock awards into trust	$1,416	1,439
Distribution of stock held in trust	$966	442
Change in fair value of securities	$334	288

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2021

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

As of September 30, 2021, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 298 properties and held partial interests in an additional 104 properties through unconsolidated Investments in real estate partnerships (also referred to as “joint ventures” or “investment partnerships”).

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

COVID-19 Update

The COVID-19 pandemic continues to impact the Company’s business performance as it relates to occupancy and leasing volumes and how revenue recognition is impacted by rent collections and tenant credit risk. Rent collection rates since the pandemic began have been lower than historical pre-pandemic averages, but have steadily increased during 2021 since a low point in the second quarter of 2020. Collection rates may remain lower than historical pre-pandemic averages for the foreseeable future. The success of tenants and their ability to pay rent continue to be significantly influenced by other pandemic-related challenges such as rising costs, labor shortages, supply chain constraints, reduced in-store sales, as well as mask and vaccine mandates, and the effectiveness of vaccines against variants of the COVID-19 virus. The extent to which the COVID-19 pandemic continues to impact the Company’s financial condition, results of operations, and cash flows continues to depend on future developments that may emerge concerning the severity of COVID-19 variants.

Consolidation

The Company consolidates properties that are wholly-owned and properties where it owns less than 100%, but which it has control over the activities most important to the overall success of the partnership. Control is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities (“VIEs”) and voting interest entities.

Ownership of the Operating Partnership

The Operating Partnership’s capital includes general and limited common Partnership Units. As of September 30, 2021, the Parent Company owned approximately 99.6% of the outstanding common Partnership Units of the Operating Partnership, with the remaining limited common Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). Each EOP unit is exchangeable for cash or one share of common stock of the Parent Company, at the discretion of the Parent Company, and the unit holder cannot require redemption in cash or other assets. The Parent Company has evaluated the conditions as specified under Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity as it relates to exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering unregistered common stock. Accordingly, the Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company’s only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2021

Real Estate Partnerships

As of September 30, 2021, Regency had a partial ownership interest in 114 properties through partnerships, of which 10 are consolidated into the Company's financial statements. Regency's partners include institutional investors and other real estate developers and/or operators (the “Partners” or “limited partners”). Regency has a variable interest in these entities through its equity interests, with Regency the primary beneficiary in certain of these real estate partnerships. As such, Regency consolidates the partnerships into its financial statements for which it is the primary beneficiary and reports the limited partners’ interests as Noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not control, but has significant influence, Regency recognizes its investment in them using the equity method of accounting.

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

The major classes of assets, liabilities, and non-controlling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Assets
Net real estate investments	$237,232	127,240
Cash, cash equivalents and restricted cash	23,587	4,496
Liabilities
Notes payable	64,434	6,340
Equity
Limited partners’ interests in consolidated partnerships	28,057	28,685

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

		Three months ended September 30,			Nine months ended September 30,
(in thousands)	Timing of satisfaction of performance obligations	2021		2020	2021		2020
Management, transaction and other fees:
Property management services	Over time	3,450		3,598	10,974		10,830
Asset management services	Over time	1,709		1,657	5,143		5,250
Leasing services	Point in time	879		708	3,066		1,948
Other transaction fees	Point in time	13,633	(1)	179	14,236	(1)	1,056
Total management, transaction, and other fees		$19,671		6,142	$33,419		19,084

(1)

Includes $13.6 million of promote income earned for exceeding partnership return thresholds resulting from the Company's performance as managing member. This consideration was paid in the form of a real estate asset. See note 2.

The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $11.4 million and $9.9 million, as of September 30, 2021 and December 31, 2020, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2021

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

Not yet adopted:

ASU 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments

The amendments in this update affect lessor lease classification. Lessors should classify and account for a lease as an operating lease if both of the following criteria are met: (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. This update should result in similar treatment under the current Topic 842 as under the previous Topic 840.

January 2022

The adoption of this standard is not expected to have a material impact to the Company’s financial condition, results of operations, cash flows or related footnote disclosures as the Company’s customary lease terms do not result in sales-type or direct financing classification, although future leases may.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2021

2.	Real Estate Investments

The following tables detail consolidated shopping centers acquired during the periods set forth below:

(in thousands)		Nine months ended September 30, 2021
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price (1)	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
7/30/2021	Willa Springs	Winter Springs, FL	Operating	100%	$34,500	17,682	1,562	643
8/1/2021	Dunwoody Hall	Dunwoody, GA	Operating	100%	32,000	14,612	2,255	973
8/1/2021	Alden Bridge	Woodlands, TX	Operating	100%	43,000	27,529	3,198	2,308
8/1/2021	Hasley Canyon Village	Castaic, CA	Operating	100%	31,000	16,941	2,037	—
8/1/2021	Shiloh Springs	Garland, TX	Operating	100%	19,500	—	1,825	1,079
8/1/2021	Bethany Park Place	Allen, TX	Operating	100%	18,000	10,800	996	1,732
8/1/2021	Blossom Valley	Mountain View, CA	Operating	100%	44,000	23,611	2,895	732
Total property acquisitions					$222,000	111,175	14,768	7,467

(1)

The purchase prices, presented above, reflect the price for 100% of each property which were part of the seven property USAA portfolio purchase. The basis allocated to Real estate assets was $192.9 million which is net of the Company's carryover basis related to its 20% previously owned equity interest in the partnership.

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

3.	Property Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except number sold data)	2021	2020	2021	2020
Net proceeds from sale of real estate investments	$24,284	9,925	$131,861	125,539
Gain on sale of real estate, net of tax	6,719	3,237	38,198	48,690
Provision for impairment of real estate sold	(20)	—	115	571
Number of operating properties sold	—	—	6	3
Number of land parcels sold	3	4	4	8
Percent interest sold	100%	70% - 100%	100%	50% - 100%

At September 30, 2021, the Company also had one operating property and one land parcel classified within Properties held for sale on the Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2021

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the dates set forth below:

(in thousands)	September 30, 2021	December 31, 2020
Goodwill, net	$169,560	173,868
Investments	62,958	60,692
Prepaid and other	25,026	17,802
Furniture, fixtures, and equipment, net	5,487	6,560
Deferred financing costs, net	8,021	2,524
Total other assets	$271,052	261,446

The following table presents the goodwill balances and activity during the year to date periods ended:

	September 30, 2021			December 31, 2020
(in thousands)	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$307,413	(133,545)	173,868	310,388	(2,954)	307,434
Goodwill allocated to Provision for impairment	—	—	—	—	(132,179)	(132,179)
Goodwill allocated to Properties held for sale	(1,811)	—	(1,811)	(1,191)	1,191	—
Goodwill associated with disposed reporting units:
Goodwill allocated to Provision for impairment	(111)	111	—	—	—	—
Goodwill allocated to Gain on sale of real estate	(2,497)	—	(2,497)	(1,784)	397	(1,387)
End of period balance	$302,994	(133,434)	169,560	307,413	(133,545)	173,868

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

5.	Notes Payable and Unsecured Credit Facilities

The Company’s outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	September 30, 2021	December 31, 2020
Notes payable:
Fixed rate mortgage loans	4.0%	3.9%	$362,237	272,750
Variable rate mortgage loans (1)	2.8%	2.9%	144,140	146,046
Fixed rate unsecured debt	3.8%	4.0%	3,242,896	3,239,609
Total notes payable			3,749,273	3,658,405
Unsecured credit facilities:
Line of Credit (the "Line") (2)	0.9%	1.3%	—	—
Term loan (3)	2.0%	2.1%	—	264,679
Total debt outstanding			$3,749,273	3,923,084

(1)

Four of these variable rate loans have interest rate swaps in place to mitigate the interest rate fluctuation risk. Based on these swap agreements, the effective fixed rates of the four loans range from 2.5% to 4.1%.

(2)	Weighted average effective rate for the Line is calculated based on a fully drawn Line balance.
(3)	Weighted average contractual and effective rates for the Term Loan are as of December 31, 2020, as the entire balance was repaid during January 2021.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2021

Significant financing activity during 2021 includes:

•
During January 2021, the Company repaid in full the $265 million Term Loan and cash settled its related interest rate swap for $2.5 million.
•
On February 9, 2021, the Company entered into an Amended and Restated Credit Agreement, which among other items, i) maintains its previous level of borrowing capacity of $1.25 billion, ii) includes a $125 million sublimit for swingline loans and $50 million available for issuance of letters of credits, iii) extends the maturity date to March 23, 2025 and iv) provides for two six-month extension options. The existing financial covenants under the Line remained unchanged. As of September 30, 2021, the Company’s borrowing capacity under the Line was $1.2 billion.
•
On August 1, 2021, the Company assumed $111.2 million, including debt premiums, of 3.81% interest-only fixed rate mortgage loans that mature in 2027 in connection with the Company's acquisition of its partner's 80% interest in the seven properties held in the USAA partnership, of which the Company previously owned a 20% equity interest. See note 2.

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	September 30, 2021
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2021 (2)	$2,808	27,750	—	30,558
2022	11,389	5,848	—	17,237
2023	9,695	64,876	—	74,571
2024	4,849	90,742	250,000	345,591
2025	3,732	40,000	250,000	293,732
Beyond 5 Years	10,583	226,234	2,775,000	3,011,817
Unamortized debt premium/(discount) and issuance costs	—	7,871	(32,104)	(24,233)
Total	$43,056	463,321	3,242,896	3,749,273

(1)	Includes unsecured public and private debt and unsecured credit facilities.
(2)	Reflects scheduled principal payments for the remainder of the year.

The Company was in compliance as of September 30, 2021, with the financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities, and expects to remain in compliance for the next twelve months and thereafter.

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

September 30, 2021

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Receive Variable Rate of	Pay Fixed Rate of	September 30, 2021	December 31, 2020
8/1/16	1/5/22 (2)	$265,000	1 Month LIBOR with Floor	1.053%	$—	(2,472)
4/7/16	4/1/23	19,124	1 Month LIBOR	1.303%	(312)	(494)
12/1/16	11/1/23	31,917	1 Month LIBOR	1.490%	(754)	(1,181)
9/17/19	3/17/25	24,000	1 Month LIBOR	1.542%	(729)	(1,288)
6/2/17	6/2/27	36,163	1 Month LIBOR with Floor	2.366%	(2,470)	(3,856)
					$(4,265)	(9,291)

(1)

Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

(2)	In January 2021, the Company cash settled before maturity $265 million of notional interest rate swaps in connection with its repayment of the Term Loan.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of September 30, 2021, does not have any derivatives that are not designated as hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Loss (“AOCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
(in thousands)	2021	2020		2021	2020		2021	2020
Interest rate swaps	$138	(666)	Interest expense	$1,040	2,570	Interest expense, net	$35,993	40,794

	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
(in thousands)	2021	2020		2021	2020		2021	2020
Interest rate swaps	$3,646	(19,187)	Interest expense	$3,109	6,479	Interest expense, net	$108,741	118,605

As of September 30, 2021, the Company expects approximately $3.7 million of accumulated comprehensive losses on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

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

September 30, 2021

(ii) Percentage rent represents amounts billable to tenants based on the tenants' actual sales volume in excess of levels specified in the lease contract.

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in ASC Topic 842:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease income
Fixed and in-substance fixed lease income	$201,183	200,020	$594,471	607,429
Variable lease income	62,810	60,535	195,538	186,952
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	6,457	7,811	18,460	31,107
Uncollectible straight-line rent	3,655	(7,678)	(172)	(27,867)
Uncollectible amounts billable in lease income	9,198	(26,147)	18,093	(65,991)
Total lease income	$283,303	234,541	$826,390	731,630

Lease income for operating leases with fixed payment terms is recognized on a straight-line basis over the expected term of the lease for all leases in which collectibility is considered probable at the commencement date. At lease commencement, the Company generally expects that collectibility is probable due to the Company’s credit checks on tenants and other credit analysis undertaken before entering into a new lease; therefore, income from most operating leases is initially recognized on a straight-line basis. Lease income that is not considered probable of collection is recognized on a cash basis. In the period in which collection of Lease income is determined to no longer be probable, all previously recognized straight-line rent receivables are reversed. Should collectibility of Lease income become probable again, accrual basis accounting resumes and all commencement-to-date straight-line rent is recognized. In addition to the lease-specific collectibility assessment performed under Topic 842, the Company may also recognize a general reserve, as a reduction to Lease income, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical collection experience.

The following table represents the components of Tenant and other receivables in the accompanying Consolidated Balance Sheets:

(in thousands)	September 30, 2021	December 31, 2020
Tenant receivables	$24,210	$39,658
Straight-line rent receivables	95,588	86,615
Other receivables (1)	19,489	17,360
Total tenant and other receivables	$139,287	$143,633

(1)	Other receivables include construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction and other fee income.

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

September 30, 2021

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

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,749,273	4,171,212	3,658,405	4,102,382
Unsecured credit facilities	$—	—	264,679	265,226

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of September 30, 2021, and December 31, 2020, respectively. These fair value measurements maximize the use of observable inputs which are classified within level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment (income) loss in the accompanying Consolidated Statements of Operations, and include unrealized losses of $1.5 million and unrealized gains of $1.3 million during the three months ended September 30, 2021 and 2020, respectively, and unrealized gains of $217,000 and $251,000 during the nine months ended September 30, 2021 and 2020, respectively.

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

September 30, 2021

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$47,353	47,353	—	—
Available-for-sale debt securities	15,605	—	15,605	—
Total	$62,958	47,353	15,605	—
Liabilities:
Interest rate derivatives	$(4,265)	—	(4,265)	—

	Fair Value Measurements as of December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$44,986	44,986	—	—
Available-for-sale debt securities	15,706	—	15,706	—
Total	$60,692	44,986	15,706	—
Liabilities:
Interest rate derivatives	$(9,291)	—	(9,291)	—

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

Common Stock of the Parent Company

Dividends Declared

On November 3, 2021, our Board of Directors declared a common stock dividend of $0.625 per share, payable on January 5, 2022, to shareholders of record as of December 16, 2021.

At the Market (“ATM”) Program

Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2021

During May and June 2021, the Company entered into forward sale agreements under its ATM program through which the Company intends to issue 2,316,760 shares of its common stock at a weighted average offering price of $64.59 before any underwriting discount and offering expenses.

During September 2021, the Company settled two of its forward sale agreements and issued 1,332,142 shares at a weighted average offering price of $63.71 before underwriting discount and offering expenses. Net proceeds received at settlement were approximately $82.5 million, after approximately $1.1 million in underwriting discount and offering expenses, and were used to fund acquisitions of operating properties.

The remaining unsettled shares under the forward sale agreements must be settled within one year of their trade dates, which vary by agreement, and range from June 6, 2022 to June 11, 2022. Proceeds from the issuance of the remaining shares under outstanding forward sale agreements are expected to be approximately $64.0 million, before any underwriting discount and offering expenses, and are expected to be used to fund new investments which may include acquisitions of operating properties, fund developments and redevelopments, or for general corporate purposes.

As of September 30, 2021, $350.4 million of common stock remained available for issuance under this ATM equity program.

Share Repurchase Program

On February 3, 2021, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases or in privately negotiated transactions. Any shares purchased, if not retired, will be treated as treasury shares. Under the current authorization, the program is set to expire on February 3, 2023, but may be modified or terminated at any time at the discretion of the Board. The timing and actual number of shares purchased under the program depend upon marketplace conditions, liquidity needs, and other factors. Through September 30, 2021, no shares have been repurchased under this program.

Common Units of the Operating Partnership

Common units of the operating partnership are issued or redeemed and retired for each of the shares of Parent Company common stock issued or repurchased and retired, as described above. During the nine months ended September 30, 2021, 5,000 Partnership Units were converted to Parent Company common stock.

10.	Stock-Based Compensation

During the nine months ended September 30, 2021, the Company granted 358,607 shares of restricted stock with a weighted-average grant-date fair value of $46.52 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and records forfeitures as they occur.

11.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Income attributable to common stockholders - basic	$117,406	12,688	$293,552	6,402
Income attributable to common stockholders - diluted	$117,406	12,688	$293,552	6,402
Denominator:
Weighted average common shares outstanding for basic EPS	170,090	169,671	169,906	169,081
Weighted average common shares outstanding for diluted EPS	170,589	169,970	170,314	169,356
Income per common share – basic	$0.69	0.07	$1.73	0.04
Income per common share – diluted	$0.69	0.07	$1.72	0.04

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2021

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding for the three months ended September 30, 2021 and 2020, were 760,046 and 765,046, respectively. Weighted average exchangeable Operating Partnership units outstanding for the nine months ended September 30, 2021 and 2020, were 762,601 and 765,046, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Income attributable to common unit holders - basic	$117,925	12,745	$294,867	6,431
Income attributable to common unit holders - diluted	$117,925	12,745	$294,867	6,431
Denominator:
Weighted average common units outstanding for basic EPU	170,850	170,436	170,668	169,846
Weighted average common units outstanding for diluted EPU	171,349	170,735	171,076	170,121
Income per common unit – basic	$0.69	0.07	$1.73	0.04
Income per common unit – diluted	$0.69	0.07	$1.72	0.04

12.	Commitments and Contingencies

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

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of September 30, 2021 and December 31, 2020, the Company had $9.4 million and $9.7 million, respectively, in letters of credit outstanding.

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

Defined Terms

The following terms, as defined, are commonly used by management and the investing public to understand and evaluate our operational results:

•
Core Operating Earnings is an additional performance measure used by Regency because the computation of Nareit Funds from Operations (“Nareit FFO”) includes certain non-comparable items that affect our period-over-period performance. Core Operating Earnings excludes from Nareit FFO: (i) transaction related income or expenses, (ii) gains or losses from the early extinguishment of debt, (iii) certain non-cash components of earnings derived from above and below market rent amortization, straight-line rents, and amortization of mark-to-market of debt adjustments, and (iv) other amounts as they occur. We provide reconciliations of both Net income attributable to common stockholders to Nareit FFO and Nareit FFO to Core Operating Earnings.
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
•
Nareit Funds from Operations is a commonly used measure of REIT performance, which Nareit defines as net income, computed in accordance with GAAP, excluding gains on sales and impairments of real estate, net of tax, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute Nareit FFO for all periods presented in accordance with Nareit's definition.

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

Overview of Our Strategy

Regency Centers Corporation began its operations as a publicly-traded REIT in 1993, and as of September 30, 2021, had full or partial ownership interests in 402 retail properties primarily anchored by market leading grocery stores. Our properties are principally located in affluent and infill trade areas of the United States, and contain 50.6 million square feet (“SF”) of gross leasable area (“GLA”). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P. and its wholly-owned subsidiaries, and through our co-investment partnerships. As of September 30, 2021, the Parent Company owns approximately 99.6% of the outstanding common partnership units of the Operating Partnership.

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

COVID-19 Update

Refer to Item 1, Note 1 to Unaudited Consolidated Financial Statements. Please also refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional discussion of the impact of the COVID-19 pandemic on the Company’s business including, without limitation, refer to the Risk Factors discussed in Item 1A of Part I thereof.

Results of Executing on our Strategy

During the nine months ended September 30, 2021 and 2020, respectively, we had Net income attributable to common stockholders of $293.6 million, as compared to $6.4 million. Results for the nine months ended September 30, 2020 included a $132.1 million Goodwill impairment charge and $93.9 million of uncollectible Lease income, primarily as a result of the COVID-19 pandemic

During the nine months ended September 30, 2021:

•
Our Pro-rata same property NOI, excluding termination fees, increased 16.4%, as compared to the nine months ended September 30, 2020, primarily attributable to improved collections of lease income during 2021.
•
We executed 1,489 new and renewal leasing transactions representing 5.1 million Pro-rata SF, with positive trailing twelve month rent spreads of 2.3% in the nine months ended September 30, 2021 as compared to 1,010 leasing transactions representing 3.9 million Pro-rata SF with positive trailing twelve month spreads of 5.7% in the nine months ended September 30, 2020. Rent spreads are calculated on comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At September 30, 2021, our total property portfolio was 93.5% leased, while our Same Property portfolio was 93.8% leased, as compared to 92.3% leased and 92.9% leased, respectively, at December 31, 2020.

We continued our development and redevelopment of high quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects total $327.3 million as compared to $319.3 million at December 31, 2020.
•
Redevelopment projects completed during 2021 represent $46.5 million of estimated net project cost with an incremental stabilized yield of 8%.

We maintain a conservative balance sheet providing liquidity and financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
On January 15, 2021, we repaid our $265 million term loan and settled its related interest rate swap.
•
On February 9, 2021, we entered into an Amended and Restated Credit Agreement, which among other items, i) maintains our previous level of borrowing capacity of $1.25 billion, ii) includes a $125 million sublimit for swingline loans and $50 million available for issuance of letters of credits, iii) extends the maturity date to March 23, 2025, and iv) provides for two six-month extension options. The existing financial covenants under the Line remained unchanged. As of September 30, 2021, our borrowing capacity under the Line was $1.2 billion.
•
During May and June 2021, we entered into forward sale agreements under our ATM program through which we will issue 2,316,760 shares of our common stock at an average offering price of $64.59 before underwriting discount and offering expenses. During September 2021, the Company settled and issued 1,332,142 shares under such forward sale agreements at a weighted average price of $63.71, before underwriting discounts and offering expenses. Net proceeds received at settlement were approximately $82.5 million, which were used to fund the acquisition of USAA's partnership interest in a seven property portfolio. The remaining unsettled shares under the forward sale agreements must be settled within one year of their trade dates, which range from June 6, 2022 to June 11, 2022. Proceeds from the remaining issuance of shares are expected to be approximately $64 million before underwriting discounts and offering expenses and used to fund new investments which may include acquisitions of operating properties, fund developments and redevelopments, or for general corporate purposes.
•
At September 30, 2021, our Pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 5.0x as compared to 6.0x at December 31, 2020.

Property Portfolio

The following table summarizes general information related to the Consolidated Properties in our portfolio:

(GLA in thousands)	September 30, 2021	December 31, 2020
Number of Properties	298	297
GLA	37,235	37,029
% Leased – Operating and Development	93.4%	92.2%
% Leased – Operating	93.5%	92.3%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$23.09	$22.90

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our portfolio:

(GLA in thousands)	September 30, 2021	December 31, 2020
Number of Properties	104	114
GLA	13,365	14,883
% Leased – Operating and Development	93.8%	93.3%
% Leased –Operating	93.7%	93.2%
Weighted average annual effective rent PSF, net of tenant concessions	$22.34	$21.84

For the purpose of the following disclosures of occupancy and leasing activity, “anchor space” is considered space greater than or equal to 10,000 SF and “shop space” is less than 10,000 SF. The following table summarizes Pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	September 30, 2021	December 31, 2020
% Leased – All Properties	93.4%	92.3%
Anchor space	96.4%	95.1%
Shop space	88.5%	87.5%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our co-investment partnerships:

	Nine months ended September 30, 2021
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	19	366	$12.02	$35.69	$4.93
Renewal	92	2,219	14.64	0.65	0.19
Total Anchor Leases	111	2,585	$14.27	$5.61	$0.86
Shop Space
New	415	726	$34.01	$26.58	$8.79
Renewal	963	1,763	34.01	1.81	0.78
Total Shop Space Leases	1,378	2,489	$34.01	$9.04	$3.11
Total Leases	1,489	5,074	$23.95	$7.29	$1.96

	Nine months ended September 30, 2020
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	10	192	$13.47	$12.40	$4.99
Renewal	77	2,075	13.11	0.45	0.29
Total Anchor Leases	87	2,267	$13.14	$1.46	$0.69
Shop Space
New	239	365	$37.35	$33.71	$11.30
Renewal	684	1,269	32.36	2.00	0.54
Total Shop Space Leases	923	1,634	$33.48	$9.08	$2.94
Total Leases	1,010	3,901	$21.66	$4.65	$1.63

The weighted average base rent per square foot on signed shop space leases during 2021 was $34.01 PSF, which is higher than the weighted average annual base rent per square foot of all shop space leases due to expire during the next 12 months of $33.43 PSF. While new and renewal rent spreads were positive at 2.3% as compared to prior rents on those same spaces, future rent spreads could be negatively impacted if the COVID-19 pandemic results in oversupply of vacant retail in the markets in which we operate. This may result in decreased demand for retail space in our centers, which could result in pricing pressure on rents.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification and by avoiding dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which the top four are grocers:

	September 30, 2021
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Publix	68	7.4%	3.5%
Kroger	53	7.5%	3.3%
Albertsons Companies	45	4.6%	3.0%
Amazon/Whole Foods	35	2.8%	2.6%
TJX Companies	60	3.4%	2.5%

(1)	Includes Regency's Pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

The impact of bankruptcies may increase significantly if tenants occupying our centers are unable to recover from the disruptions caused by, or the continuing challenges from, the COVID-19 pandemic, which could materially adversely impact Lease income. During 2020, we experienced an increase in the number of tenants filing for bankruptcy, but filings have slowed thus far in 2021, and a number of tenants have emerged from bankruptcy after reorganization. However, the potential severity of future variants of COVID-19, evolving challenges of operating with mask and vaccine mandates, and the emerging impacts of labor shortages and supply chain disruptions may adversely impact our tenants.

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

Our management team devotes significant time to researching and monitoring retail trends, consumer preferences, customer shopping behaviors, changes in retail delivery methods, shifts to e-commerce, and changing demographics in order to anticipate the challenges and opportunities impacting the retail industry. As the economy recovers from the effects of the ongoing pandemic, our tenants may be adversely impacted by challenges such as rising costs, labor shortages, supply chain constraints, and reduced in-store sales, which could have an adverse effect on our results from operations. We seek to mitigate these potential impacts through tenant diversification, replacing weaker tenants with stronger operators, anchoring our centers with market leading grocery stores that drive customer traffic, and maintaining a presence in dense infill trade areas with populations benefitting from high levels of disposal income.

The Company closely monitors its rent collections, which had significantly declined in the initial months of the pandemic, most notably from tenants whose businesses were classified as non-essential and were therefore subject to strict capacity restrictions. Rent collections through November 1, 2021 have continued to improve over initial pandemic levels with approximately 98% of billed base rent collected for the three months ended September 30, 2021. The COVID-19 pandemic has continued to result in certain tenants requesting concessions from rent obligations, including deferrals, abatements and requests to negotiate future rents, while some tenants have been unable to reopen or have not honored the terms of their existing lease agreements. The Company expects to continue to work with tenants, which may result in further rent concessions or legal actions as determined to be necessary and appropriate. There can be no assurances that all such deferred rent will ultimately be collected, or collected within the timeframes agreed upon. Whether vaccination rates will continue to rise, whether state and local authorities impose new mandated closures or capacity restrictions, and whether current vaccines prove to be effective against variants of the COVID-19 virus will also influence the success of tenants and their ability to pay us rent.

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

Results from Operations

Comparison of the three months ended September 30, 2021 and 2020:

Our revenues changed as summarized in the following table:

	Three months ended September 30,
(in thousands)	2021	2020	Change
Lease income	$283,303	234,541	48,762
Other property income	4,401	2,261	2,140
Management, transaction, and other fees	19,671	6,142	13,529
Total revenues	$307,375	242,944	64,431

Lease income increased $48.8 million, on a net basis, driven by the following contractually billable components of rent to the tenants per the lease agreements:

•
$35.3 million increase from favorable changes in Uncollectible lease income.
o
During 2021, Uncollectible lease income was a positive $9.2 million driven by $13.7 million collection of prior period reserves on cash basis tenants exceeding $4.5 million reserve recognized on current period billings.
o
During 2020, the Uncollectible lease income charge of $26.1 million was driven by reserves recognized on cash basis tenants due to lower cash collections during the onset of the pandemic.
o
While we expect collections to remain below pre-pandemic levels in the near-term, we continue to experience sequential improvement in our collection rates. Approximately 98% of base rent billed for the three months ended September 30, 2021, has been collected through November 1, 2021. Future lease income could be negatively impacted by ongoing negotiations to assist tenants with their ability to remain operational as the impacts of the pandemic continue to evolve.
•
$11.0 million increase in straight-line rent from a lower charge for uncollectible straight-line rent in 2021 due to fewer new cash basis tenants identified as compared to 2020, as well as re-establishing $5.0 million of straight-line rent receivable related to certain tenants converting back to accrual basis as collections from them are now considered probable.
•
$1.5 million increase from contractual Recoveries from tenants, which represents the tenants’ Pro-rata share of the operating, maintenance, insurance and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, primarily from the following:
o
$2.1 million net increase from same properties due to an increase in operating expense as activity at our centers returns to normal operating levels; offset by
o
$678,000 decrease from the sale of operating properties.
•
$1.2 million increase from billable Base rent, as follows:
o
$434,000 net increase from rent commencements at development properties;
o
$2.2 million increase from our acquisition and consolidation of seven properties previously held in the USAA partnership; and
o
$1.0 million net increase from same properties due to increases from rent steps in existing leases and rental rate growth; offset by
o
$2.3 million decrease from the sale of operating properties.
•
$761,000 increase in Other lease income, from greater lease termination fees.

•
$1.4 million net decrease in Above and below market rent primarily from same properties driven by 2020 tenant move-outs and the timing of lease term modifications.

Other property income increased $2.1 million primarily due to an increase in settlements.

Management, transaction and other fees increased $13.5 million, including $13.6 million of promote income recognized in consideration for exceeding return thresholds resulting from our performance as managing member of the USAA partnership.

Changes in our operating expenses are summarized in the following table:

	Three months ended September 30,
(in thousands)	2021	2020	Change
Depreciation and amortization	$75,459	84,808	(9,349)
Operating and maintenance	43,468	41,345	2,123
General and administrative	17,789	19,582	(1,793)
Real estate taxes	35,779	35,938	(159)
Other operating expenses	812	1,208	(396)
Total operating expenses	$173,307	182,881	(9,574)

Depreciation and amortization costs decreased, on a net basis, as follows:

•
$8.7 million decrease primarily attributable to:
o
$2.8 million decrease related to various acquired lease intangibles becoming fully amortized;
o
$2.8 million decrease related to early tenant move-outs recognized in 2020;
o
$3.1 million decrease primarily attributable to higher depreciation in 2020 related to redevelopment projects; and
•
$640,000 decrease from the sale of operating properties.

Operating and maintenance costs increased, on a net basis, as follows:

•
$317,000 net increase from acquisitions of operating properties and development properties; and
•
$2.5 million increase from same properties primarily attributable to market rate increases in insurance costs and an increase in costs associated with general property maintenance as well as tenant waste removal and water usage as our centers return to normal operating levels; offset by
•
$647,000 decrease from the sale of operating properties.

General and administrative costs decreased, on a net basis, as follows:

•
$2.0 million net decrease due to changes in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income; and
•
$1.1 million decrease due to more development overhead capitalization based on the status and progress on development and redevelopment projects during the year; offset by
•
$1.3 million net increase in compensation costs primarily driven by incentive compensation.

The following table presents the components of other expense (income):

	Three months ended September 30,
(in thousands)	2021	2020	Change
Interest expense, net
Interest on notes payable	$36,628	39,238	(2,610)
Interest on unsecured credit facilities	558	1,929	(1,371)
Capitalized interest	(1,147)	(1,141)	(6)
Hedge expense	109	1,023	(914)
Interest income	(155)	(255)	100
Interest expense, net	$35,993	40,794	(4,801)
Provision for impairment of real estate, net of tax	(20)	—	(20)
Gain on sale of real estate, net of tax	(6,719)	(3,237)	(3,482)
Early extinguishment of debt	—	19,358	(19,358)
Net investment income	209	(2,046)	2,255
Total other expense (income)	$29,463	54,869	(25,406)

The $4.8 million net decrease in Interest expense is primarily driven by the following changes:

•
$2.6 million net decrease in Interest on notes payable from the redemption of $300 million senior unsecured notes in September 2020 and the repayment of several mortgages;
•
$1.4 million decrease in Interest on unsecured credit facilities primarily related to the January 2021 repayment of the $265 million term loan and reduced Line balance; and
•
$914,000 decrease in Hedge expense as two of our previously settled forward swaps fully amortized in 2020.

During the three months ended September 30, 2021, we recognized gains on sale of $6.7 million for two land parcels and a portion of an operating property. During the three months ended September 30, 2020, we recognized gains on sale of $3.2 million from four land parcels and the receipt of property insurance proceeds.

During the three months ended September 30, 2020, we had $19.4 million of debt extinguishment costs related to the redemption of our $300 million 3.75% notes due to mature in 2022.

Net investment income decreased $2.3 million primarily driven by changes in unrealized gains and losses of plan assets held in the non-qualified deferred compensation plan. There is an offsetting charge in General and administrative costs related to participant obligations within the deferred compensation plans.

Our equity in income of investments in real estate partnerships increased as follows:

		Three months ended September 30,
(in thousands)	Regency's Ownership	2021	2020	Change
GRI - Regency, LLC (GRIR)	40.00%	$10,080	5,796	4,284
New York Common Retirement Fund (NYC)	30.00%	266	285	(19)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	562	266	296
Columbia Regency Partners II, LLC (Columbia II)	20.00%	702	248	454
Columbia Village District, LLC	30.00%	372	(41)	413
RegCal, LLC (RegCal)	25.00%	530	341	189
US Regency Retail I, LLC (USAA) (1)	20.01%	81	208	(127)
Other investments in real estate partnerships	35.00% - 50.00%	1,650	1,013	637
Total equity in income of investments in real estate partnerships		$14,243	8,116	6,127

(1)	We acquired our partner’s 80% interest in the seven properties held in the USAA partnership on August 1, 2021; therefore results following the date of acquisition are included in consolidated results.

The $6.1 million increase in our equity in income of investments in real estate partnerships is largely attributable to favorable uncollectible lease income along with re-instating straight-line rent on certain tenants returning to accrual basis during the three months ended September 30, 2021.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Three months ended September 30,
(in thousands)	2021	2020	Change
Net income	$118,848	13,310	105,538
Income attributable to noncontrolling interests	(1,442)	(622)	(820)
Net income attributable to common stockholders	$117,406	12,688	104,718
Net income attributable to exchangeable operating partnership units	(519)	(57)	(462)
Net income attributable to common unit holders	$117,925	12,745	105,180

Comparison of the nine months ended September 30, 2021 and 2020:

Our revenues changed as summarized in the following table:

	Nine months ended September 30,
(in thousands)	2021	2020	Change
Lease income	$826,390	731,630	94,760
Other property income	9,428	7,001	2,427
Management, transaction, and other fees	33,419	19,084	14,335
Total revenues	$869,237	757,715	111,522

Lease income increased $94.8 million, driven primarily by the following contractually billable components of rent to the tenants per the lease agreements:

•
$84.1 million increase from favorable changes in Uncollectible lease income.
o
During 2021, Uncollectible lease income was a net positive $18.1 million driven by $37.7 million collection of prior year reserves on cash basis tenants exceeding $19.6 million reserve recognized on current year billings.
o
During 2020, the Uncollectible lease income charge of $66.0 million was driven by reserves recognized on cash basis tenants due to lower cash collections during the onset of the pandemic.
o
While we expect collections to remain below pre-pandemic levels in the near-term, we continue to experience sequential improvement in our collection rates. Approximately 98% of the base rent billed for the three months ended September 30, 2021, has been collected through November 1, 2021.
•
$25.3 million increase in straight-line rent from a lower charge for uncollectible straight-line rent in 2021 due to fewer new cash basis tenants identified as compared to 2020 as well as re-establishing $5.0 million straight-line rent receivable related to certain tenants converting back to accrual basis as collections from them are now considered probable.
•
$6.9 million increase from contractual Recoveries from tenants, which represents the tenants’ Pro-rata share of the operating, maintenance, insurance and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, primarily from the following:
o
$576,000 increase from rent commencing at development properties and acquisitions of operating properties; and
o
$8.1 million net increase from same properties due to an increase in operating expense and higher recovery of prior year expenses, offset by lower expected recovery rates on current year expenses due to occupancy declines; offset by
o
$1.7 million decrease from the sale of operating properties.
•
$1.2 million increase in Other lease income primarily from an increase in termination and easement fees, temporary tenants, and income from electric vehicle charging stations.
•
$12.6 million net decrease in Above and below market rent primarily from same properties driven by 2020 tenant move-outs and the timing of lease term modifications.

•
$10.2 million decrease from billable Base rent, as follows:
o
$5.9 million net decrease from same properties due to the loss of rents from tenant move-outs and deferral agreements that required lease modification treatment; and
o
$6.4 million decrease from the sale of operating properties; offset by
o
$2.2 million increase from our acquisition and consolidation of seven properties previously held in the USAA partnership.

Other property income increased $2.4 million primarily due to an increase in insurance claim settlements.

Management, transaction and other fees increased $14.3 million, including $13.6 million of promote income recognized in consideration for exceeding return thresholds resulting from our performance as managing member of the USAA partnership.

Changes in our operating expenses are summarized in the following table:

	Nine months ended September 30,
(in thousands)	2021	2020	Change
Depreciation and amortization	$226,935	259,161	(32,226)
Operating and maintenance	135,616	123,746	11,870
General and administrative	58,263	54,489	3,774
Real estate taxes	107,392	108,618	(1,226)
Other operating expenses	2,687	5,025	(2,338)
Total operating expenses	$530,893	551,039	(20,146)

Depreciation and amortization costs decreased, on a net basis, as follows:

•
$30.5 million decrease primarily attributable to:
o
$10.9 million decrease relate to various acquired lease intangibles becoming fully amortized;
o
$8.3 million decrease related to early tenant move-outs recognized in 2020;
o
$11.3 million decrease primarily attributable to higher depreciation in 2020 related to development and redevelopment projects;
•
$2.0 million decrease from the sale of operating properties; offset by,
•
$273,000 increase from acquisitions of operating properties and corporate assets;

Operating and maintenance costs increased, on a net basis, as follows:

•
$2.7 million net increase from acquisitions of operating properties and development properties;
•
$9.2 million increase from same properties primarily attributable to market rate increases in insurance costs and an increase in utility costs and general property maintenance as our centers return to normal operating levels.

General and administrative costs increased, on a net basis, primarily as follows:

•
$3.5 million net increase in compensation costs primarily driven by incentive compensation; and
•
$1.2 million net increase due to changes in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income; offset by
•
$1.3 million decrease due to more development overhead capitalization based on the status and progress of development and redevelopment projects during the year.

Real estate taxes decreased $1.2 million from the sale of operating properties.

Other operating expenses decreased $2.3 million primarily due to lower development pursuit costs.

The following table presents the components of other expense (income):

	Nine months ended September 30,
(in thousands)	2021	2020	Change
Interest expense, net
Interest on notes payable	$110,252	111,297	(1,045)
Interest on unsecured credit facilities	1,636	8,051	(6,415)
Capitalized interest	(3,012)	(3,590)	578
Hedge expense	328	4,219	(3,891)
Interest income	(463)	(1,372)	909
Interest expense, net	$108,741	118,605	(9,864)
Goodwill impairment	—	132,128	(132,128)
Provision for impairment of real estate, net of tax	115	1,014	(899)
Gain on sale of real estate, net of tax	(38,198)	(48,690)	10,492
Early extinguishment of debt	—	19,358	(19,358)
Net investment loss (income)	(3,275)	(1,482)	(1,793)
Total other expense (income)	$67,383	220,933	(153,550)

The $9.9 million net decrease in Interest expense is primarily driven by the following changes:

•
$1.0 million net decrease in Interest on notes payable from the payoff of $300 million of senior unsecured notes in September 2020 together with the repayment of several mortgages, offset by the issuance of $600 million of senior unsecured notes in May 2020;
•
$6.4 million decrease in Interest on unsecured credit facilities primarily related to the January 2021 repayment of the $265 million term loan and a lower average outstanding balance on the Line; and
•
$3.9 million decrease in Hedge expense as two of our previously settled forward swaps hedging our ten-year notes fully amortized in 2020.

During the nine months ended September 30, 2020, we recognized $132.1 million of Goodwill impairment, due to the significant adverse market and economic impacts of the COVID-19 pandemic.

During the nine months ended September 30, 2021, we recognized gains on sale of $38.2 million from three land parcels, five operating properties, and a portion of an operating property. During the nine months ended September 30, 2020, we recognized gains on sale of $48.7 million from seven land parcels, three operating properties, and receipt of property insurance proceeds.

During the nine months ended September 30, 2020, we had $19.4 million of debt extinguishment costs related to the redemption of our $300 million 3.75% notes due to mature in 2022.

Net investment income increased $1.8 million primarily driven by realized gains, and partially by changes in unrealized gains and losses of plan assets held in the non-qualified deferred compensation plan. There is an offsetting charge in General and administrative costs related to participant obligations within the deferred compensation plans.

Our equity in income of investments in real estate partnerships increased as follows:

		Nine months ended September 30,
(in thousands)	Regency's Ownership	2021	2020	Change
GRI - Regency, LLC (GRIR)	40.00%	$26,014	15,995	10,019
New York Common Retirement Fund (NYC)	30.00%	127	532	(405)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	1,494	745	749
Columbia Regency Partners II, LLC (Columbia II)	20.00%	1,702	779	923
Columbia Village District, LLC	30.00%	1,058	481	577
RegCal, LLC (RegCal)	25.00%	1,486	879	607
US Regency Retail I, LLC (USAA) (1)	20.01%	631	604	27
Other investments in real estate partnerships	35.00% - 50.00%	(6,168)	2,343	(8,511)
Total equity in income of investments in real estate partnerships		$26,344	22,358	3,986

(1)	We acquired our partner’s 80% interest in the seven properties held in the USAA partnership on August 1, 2021; therefore results following the date of acquisition are included in consolidated results.

The $4.0 million increase in our equity in income of investments in real estate partnerships is largely attributable to favorable uncollectible lease income along with re-instating straight-line rent on certain tenants returning to accrual basis during the three months ended September 30, 2021, including the following:

•
$10.0 million increase within GRIR primarily due to continued improvement in tenant rent collections; offset by
•
$8.5 million decrease within Other investments in real estate partnerships from a $9.2 million impairment of a single property partnership, which sold in August.

The following represents the remaining components that comprised net income attributable to the common stockholders and unit holders:

	Nine months ended September 30,
(in thousands)	2021	2020	Change
Net income	$297,305	8,101	289,204
Income attributable to noncontrolling interests	(3,753)	(1,699)	(2,054)
Net income attributable to common stockholders	$293,552	6,402	287,150
Net income attributable to exchangeable operating partnership units	(1,315)	(29)	(1,286)
Net income attributable to common unit holders	$294,867	6,431	288,436

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

Pro-Rata Same Property NOI:

Our Pro-rata same property NOI, excluding termination fees, changed from the following major components:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Base rent (1)	$215,056	213,692	1,364	$641,735	647,215	(5,480)
Recoveries from tenants (1)	69,277	68,157	1,120	217,557	208,788	8,769
Percentage rent (1)	1,411	1,092	319	6,311	6,030	281
Termination fees (1)	2,032	1,353	679	4,408	5,515	(1,107)
Uncollectible lease income	10,374	(28,464)	38,838	19,333	(73,431)	92,764
Other lease income (1)	2,707	2,384	323	8,318	7,099	1,219
Other property income	3,722	1,548	2,174	7,455	4,845	2,610
Total real estate revenue	304,579	259,762	44,817	905,117	806,061	99,056
Operating and maintenance	44,739	42,660	2,079	138,446	127,755	10,691
Termination expense	—	—	—	—	25	(25)
Real estate taxes	39,591	39,713	(122)	120,667	120,266	401
Ground rent	2,793	2,900	(107)	8,686	8,961	(275)
Total real estate operating expenses	87,123	85,273	1,850	267,799	257,007	10,792
Pro-rata same property NOI	$217,456	174,489	42,967	$637,318	549,054	88,264
Less: Termination fees	2,032	1,353	679	4,408	5,490	(1,082)
Pro-rata same property NOI, excluding termination fees	$215,424	173,136	42,288	$632,910	543,564	89,346
Pro-rata same property NOI growth, excluding termination fees			24.4%			16.4%

(1)	Represents amounts included within Lease income in the accompanying Consolidated Statements of Operations that are contractually billable to the tenants per the terms of the lease agreements.

Billable Base rent increased $1.4 million during the three months ended September 30, 2021, due to rent steps in existing leases and rental rate growth. Billable Base rent decreased $5.5 million during the nine months ended September 30, 2021, due to loss of rents from occupancy declines and deferral agreements that required lease modification treatment, partially offset by rent steps in existing leases.

Recoveries from tenants increased $1.1 million and $8.8 million during the three and nine months ended September 30, 2021, due to higher operating expenses in the current year and higher recovery rates from our tenants.

Termination fees decreased $1.1 million during the nine months ended September 30, 2021, primarily due to strategic changes in anchor merchandising mix during 2020.

Uncollectible lease income decreased $38.8 million and $92.8 million during the three and nine months ended September 30, 2021, primarily driven by collection of previously reserved amounts and improvements in current period collection rates.

Other lease income increased $1.2 million during the nine months ended September 31, 2021, primarily due to an increase in easement fees earned and rent from temporary tenants.

Other property income increased $2.2 million and $2.6 million during the three and nine months ended September 30, 2021, primarily due to an increase in settlements.

Operating and maintenance increased $2.1 million and $10.7 million during the three and nine months ended September 30, 2021, due primarily to an increase in insurance premiums, property maintenance, legal and vacancy costs, and tenant reimbursable costs.

Same Property Rollforward:

Our same property pool includes the following property count, Pro-rata GLA, and changes therein:

	Three months ended September 30,
	2021		2020
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	394	40,918	398	40,522
Acquired properties owned for entirety of comparable periods (1)	—	546	—	—
Disposed properties	—	—	—	—
SF adjustments (2)	—	(152)	—	—
Ending same property count	394	41,312	398	40,522

	Nine months ended September 30,
	2021		2020
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	393	40,228	396	40,525
Acquired properties owned for entirety of comparable periods presented (1)	2	924	5	315
Developments that reached completion by the beginning of earliest comparable period presented	6	683	3	553
Disposed properties	(7)	(407)	(3)	(427)
SF adjustments (2)	—	(116)	—	1
Properties under or being repositioned for redevelopment	—	—	(3)	(445)
Ending same property count	394	41,312	398	40,522

(1)	2021 includes an adjustment arising from the acquisition of our partner's 80% share of the seven properties held in the USAA partnership, 20% of which was already included in our same property pool.
(2)	SF adjustments arise from remeasurements or redevelopments.

Nareit FFO and Core Operating Earnings:

Our reconciliation of net income attributable to common stock and unit holders to Nareit FFO and to Core Operating Earnings is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share information)	2021	2020	2021	2020
Reconciliation of Net income to Nareit FFO
Net income attributable to common stockholders	$117,406	12,688	$293,552	6,402
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	81,928	92,188	247,599	281,576
Goodwill impairment	—	—	—	132,128
Provision for impairment of real estate	(505)	—	10,586	1,014
Gain on sale of real estate, net of tax	(6,737)	(3,235)	(38,584)	(48,651)
Exchangeable operating partnership units	519	57	1,315	29
Nareit FFO attributable to common stock and unit holders	$192,611	101,698	$514,468	372,498
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit Funds From Operations	$192,611	101,698	514,468	372,498
Adjustments to reconcile to Core Operating Earnings (1):
Not Comparable Items
Early extinguishment of debt	—	19,358	—	19,358
Promote income	(13,589)	—	(13,589)	—
Certain Non Cash Items
Straight line rent	(4,004)	(4,098)	(10,294)	(11,828)
Uncollectible straight line rent	(4,376)	8,316	159	31,574
Above/below market rent amortization, net	(6,390)	(7,546)	(18,098)	(30,433)
Debt premium/discount amortization	(368)	(303)	(460)	(1,115)
Core Operating Earnings	$163,884	117,425	$472,186	380,054

(1)	Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interest.

Same Property NOI Reconciliation:

Our reconciliation of Net income attributable to common stockholders to Same Property NOI, on a Pro-rata basis, is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net income attributable to common stockholders	$117,406	12,688	$293,552	6,402
Less:
Management, transaction, and other fees	19,671	6,142	33,419	19,084
Other (1)	15,125	4,982	31,184	17,368
Plus:
Depreciation and amortization	75,459	84,808	226,935	259,161
General and administrative	17,789	19,582	58,263	54,489
Other operating expense	812	1,208	2,687	5,025
Other expense (income)	29,463	54,869	67,383	220,933
Equity in income of investments in real estate excluded from NOI (2)	11,023	14,527	49,267	46,888
Net income attributable to noncontrolling interests	1,442	622	3,753	1,699
Pro-rata NOI	$218,598	177,180	$637,237	558,145
Less non-same property NOI (3)	1,142	2,691	(81)	9,091
Pro-rata same property NOI	$217,456	174,489	$637,318	549,054

(1)	Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interest.
(2)	Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.
(3)	Includes revenues and expenses attributable to non-same property, sold property, development property, and corporate activities.

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

We continuously monitor our tenant rent collections. Our rent collection experience since the pandemic began has been lower than historical pre-pandemic averages, but has substantially improved since its low in the second quarter of 2020. During the three months ended September 30, 2021, billed base rent collections were 98% through November 1, 2021. Although improving, collection rates are expected to remain lower than historical pre-pandemic averages for the foreseeable future. The success of tenants and their ability to pay rent, continues to be significantly influenced by challenges such as rising costs, labor shortages, supply chain constraints, reduced sales, store closures as well as capacity restrictions, and impacts from variants of COVID-19, including the effectiveness of vaccines.

We draw on multiple financing sources to fund our long-term capital needs, including the capital requirements of our in process and planned developments, redevelopments, and capital expenditures, and the repayment of debt. We expect to meet these needs by using a combination of the following: cash flow from operations after funding our dividend, proceeds from the sale of real estate, mortgage loan and unsecured bank financing, distributions received from our co-investment partnerships, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new unsecured debt. We continually evaluate alternative financing options, and we believe we can obtain financing on reasonable terms.

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

In addition to our $359.4 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	September 30, 2021
Line of Credit
Total commitment amount	$1,250,000
Available capacity (2)	$1,240,619
Maturity (3)	March 23, 2025

(1)

During May and June 2021, we entered into forward sales agreements with respect to 2,316,760 shares that were executed in several tranches at a weighted average offering price of $64.59 per share before any underwriting discount and offering expenses. During September 2021, we settled 1,332,142 of the shares subject to forward sales agreements, receiving proceeds of $82.5 million. The remaining shares subject to forward sales agreements must be settled within approximately one year of their trade dates, which vary by agreement, and range from June 6, 2022 through June 11, 2022, and are expected to result in net proceeds of approximately $64.0 million.

(2)	Net of letters of credit.
(3)	The Company has the option to extend the maturity for two additional six-month periods.

The declaration of dividends is determined quarterly by our Board of Directors. On November 3, 2021 our Board of Directors declared a common stock dividend of $0.625 per share, payable on January 5, 2022, to shareholders of record as of December 16, 2021. While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes. We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the nine months ended September 30, 2021 and 2020, we generated cash flow from operations of $508.5 million and $374.6 million, respectively, and paid $303.3 million and $301.9 million in dividends to our common stock and unit holders, respectively.

We currently have development and redevelopment projects in various stages of construction, along with a pipeline of potential projects for future development or redevelopment. After funding our common stock dividend payment in October 2021, we estimate that we will require capital during the next twelve months of approximately $363.0 million. This required capital includes funding construction and related costs for committed tenant improvements and in-process development and redevelopment, making capital contributions to our co-investment partnerships, and repaying maturing debt. If we start new development or redevelopments, commit to property acquisitions, repay debt prior to maturity, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

We endeavor to maintain a high percentage of unencumbered assets. As of September 30, 2021, 88.7% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our trailing twelve month Fixed charge coverage ratio, including our Pro-rata share of our partnerships, was 4.2x and 3.6x for the periods ended September 30, 2021, and December 31, 2020, respectively, and our Pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 5.0x and 6.0x, respectively, for the same periods.

Our Line and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. We are in compliance with these covenants at September 30, 2021, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Nine months ended September 30,
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$508,478	374,589	133,889
Net cash used in investing activities	(1,571)	(65,522)	63,951
Net cash used in financing activities	(522,672)	(143,753)	(378,919)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(15,765)	165,314	(181,079)
Total cash and cash equivalents and restricted cash	$362,685	280,876	81,809

Net cash provided by operating activities:

Net cash provided by operating activities increased $133.9 million due to:

•
$136.4 million increase from higher rent collections, partially offset by,
•
$2.5 million decrease from cash paid in 2021 to settle interest rate swaps on our term loan which was repaid in January 2021.

Net cash used in investing activities:

Net cash used in investing activities changed by $64.0 million as follows:

	Nine months ended September 30,
(in thousands)	2021	2020	Change
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $2,991 in 2021	$(78,611)	(16,867)	(61,744)
Advance deposits refunded on acquisition of operating real estate	500	100	400
Real estate development and capital improvements	(120,827)	(149,293)	28,466
Proceeds from sale of real estate	131,861	125,539	6,322
Issuance of notes receivable	(20)	(551)	531
Investments in real estate partnerships	(21,788)	(47,957)	26,169
Return of capital from investments in real estate partnerships	86,449	23,235	63,214
Dividends on investment securities	125	193	(68)
Acquisition of investment securities	(22,422)	(10,580)	(11,842)
Proceeds from sale of investment securities	23,162	10,659	12,503
Net cash used in investing activities	$(1,571)	(65,522)	63,951

Significant changes in investing activities include:

•
We paid $78.6 million, net of cash acquired, to purchase seven operating properties during 2021, of which we previously held a 20% interest. We paid $16.9 million for the acquisition of one operating property during 2020.
•
We invested $28.5 million less in 2021 than the same period in 2020 on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•
We sold six operating properties, three land parcels, and a portion of an operating property in 2021 and received proceeds of $131.9 million compared to three operating properties and eight land parcels in 2020 for proceeds of $125.5 million.
•
We invested $21.8 million in our real estate partnerships during 2021, including:
o
$18.7 million to fund our share of debt payments, and
o
$3.1 million to fund our share of development and redevelopment activities.

During the same period in 2020, we invested $48.0 million, including:

o
$16.0 million to fund the acquisition of an additional equity interest in one partnership,
o
$15.8 million to fund our share of debt payments, and
o
$16.2 million to fund our share of development and redevelopment activities.
•
Return of capital from our unconsolidated real estate partnerships includes sales or financing proceeds. During the nine months ended September 30, 2021 we received $58.3 million from our share of proceeds from real estate sales and $28.1 million from our share of proceeds from debt refinancing activities. During the same period in 2020, we received $23.2 million from our share of proceeds from debt refinancing activities.
•
Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment. During 2021, we deployed capital of $120.8 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Nine months ended September 30,
(in thousands)	2021	2020	Change
Capital expenditures:
Building and tenant improvements	$34,030	35,475	(1,445)
Redevelopment costs	61,176	86,979	(25,803)
Development costs	14,897	13,816	1,081
Capitalized interest	2,963	2,915	48
Capitalized direct compensation	7,761	10,108	(2,347)
Real estate development and capital improvements	$120,827	149,293	(28,466)

•
Building and tenant improvements decreased $1.4 million in 2021, primarily related to the timing of capital projects.
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

The following table summarizes our development projects:

(in thousands, except cost PSF)					September 30, 2021
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated / Actual Net Development Costs (2) (3)	GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred

Developments In-Process
Carytown Exchange - Phases I & II	Richmond, VA	64%	Q4-18	2023	$29,174	74	$394	72%
East San Marco	Jacksonville, FL	100%	Q4-20	2024	19,519	59	331	40%
Eastfield at Baybrook (4)	Houston, TX	50%	Q4-20	2022	2,337	55	42	89%

(1)	Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)	Includes leasing costs and is net of tenant reimbursements.
(3)	Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.
(4)

Estimated Net Development Costs for Eastfield at Baybrook Phase 1A is limited to our ownership interest in the value of the land and site improvements where we are committed to deliver a parcel to a grocer, under a lease agreement, to construct their building and improvements.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)					September 30, 2021
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated Incremental Project Costs (2) (3)	GLA (3)	% of Costs Incurred

Redevelopments In-Process
The Crossing Clarendon	Metro, DC	100%	Q4-18	2024	$57,929	129	59%
The Abbot	Boston, MA	100%	Q2-19	2023	57,410	65	70%
Sheridan Plaza	Hollywood, FL	100%	Q3-19	2022	12,115	507	76%
West Bird Plaza	Miami, FL	100%	Q4-19	2022	10,338	99	86%
Preston Oaks	Dallas, TX	100%	Q4-20	2023	22,327	103	64%
Serramonte Center	San Francisco, CA	100%	Q4-20	2026	55,000	1,073	48%
Westbard Square - Phase I	Bethesda, MD	100%	Q2-21	2025	37,038	123	11%
Various Redevelopments	Various	40% - 100%	Various	Various	24,120	1,082	62%

Redevelopments Completed
Bloomingdale Square	Tampa, FL	100%	Q3-18	2022	$21,327	252	89%
Point 50	Metro, DC	100%	Q4-18	2023	17,504	48	91%
Various Properties	Various	40% - 100%	Various	Various	7,636	574	98%

(1)	Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)	Includes leasing costs and is net of tenant reimbursements.
(3)	Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.

Net cash used in financing activities:

Net cash flows from financing activities changed by $378.9 million during 2021, as follows:

	Nine months ended September 30,
(in thousands)	2021	2020	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$82,510	125,608	(43,098)
Repurchase of common shares in conjunction with equity award plans	(4,066)	(5,512)	1,446
Distributions to limited partners in consolidated partnerships, net	(3,272)	(2,193)	(1,079)
Dividend payments and operating partnership distributions	(303,260)	(301,904)	(1,356)
Repayment of unsecured credit facilities, net	(265,000)	(220,000)	(45,000)
Proceeds from debt issuance	—	598,830	(598,830)
Debt repayment, including early redemption costs	(22,212)	(333,788)	311,576
Payment of loan costs	(7,468)	(5,063)	(2,405)
Proceeds from sale of treasury stock, net	96	269	(173)
Net cash used in financing activities	$(522,672)	(143,753)	(378,919)

Significant financing activities during the nine months ended September 30, 2021 and 2020, include the following:

•
We received proceeds of $82.5 million, net of costs, in September 2021, upon partially settling our forward equity sales under our ATM program entered into during May and June 2021. We received $125.6 million, net of costs, in March 2020 upon settling our forward equity sales under our ATM program.
•
We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $4.1 million and $5.5 million during 2021 and 2020, respectively.
•
We paid $1.4 million more in dividends as a result of an increase in the number of shares of our common stock outstanding.
•
We paid $1.1 million more in distributions to limited partners in consolidated partnerships, net, in 2021 than in 2020 as newly developed properties began operations and distributions.
•
We had the following debt related activity during 2021:
o
We paid $265 million to repay our outstanding term loan, and
o
We paid $22.2 million for secured debt repayments, including:
▪
$13.8 million to repay a mortgage maturity and,
▪
$8.4 million in principal mortgage payments.
o
We paid $7.5 million of loan costs in connection with the renewal of our Line.
•
We had the following debt related activity during 2020:
o
We repaid, net of draws, $220 million on our Line.
o
We received net proceeds of $598.8 million upon issuance, in May, of senior unsecured public notes.
o
We paid $333.8 million in other debt repayments, including:
▪
$321.7 million, including a make-whole premium, to redeem our senior unsecured public notes,
▪
$3.9 million to repay a mortgage maturity, and
▪
$8.2 million in principal mortgage payments.
o
We paid $5.1 million of loan costs in connection with our public note offering above.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our co-investment partnerships and our Pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Number of Co-investment Partnerships	15	17
Regency’s Ownership	20% - 50%	20% - 50%
Number of Properties	104	114
Assets	$2,793,429	3,067,227	$1,003,943	1,086,874
Liabilities	1,563,899	1,687,587	556,348	577,001
Equity	1,229,530	1,379,640	447,595	509,873
Negative investment in US Regency Retail I, LLC (USAA) (2)			—	4,401
Basis difference			(67,891)	(47,119)
Investments in real estate partnerships			$379,704	467,155

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

(2)	On August 1, 2021, we acquired our partner’s 80% interest in the seven properties held in the USAA partnership. See note 2.

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	September 30, 2021	December 31, 2020
GRI-Regency, LLC (GRIR)	40.00%	$154,948	179,728
New York Common Retirement Fund (NYC)	30.00%	12,203	27,627
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7,404	8,699
Columbia Regency Partners II, LLC (Columbia II)	20.00%	39,399	37,882
Columbia Village District, LLC	30.00%	5,480	10,108
RegCal, LLC (RegCal)	25.00%	25,341	25,908
Other investments in real estate partnerships	35.00% - 50.00%	134,929	177,203
Total Investment in real estate partnerships		$379,704	467,155
US Regency Retail I, LLC (USAA) (1)	20.01%	—	(4,401)
Net Investment in real estate partnerships		$379,704	462,754

(1)	On August 1, 2021, we acquired our partner’s 80% interest in the seven properties held in the USAA partnership. See note 2.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	September 30, 2021
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities		Unsecured Maturities	Total	Regency’s Pro-Rata Share
2021	$2,371	—		—	2,371	927
2022	7,736	254,893		7,300	269,929	98,932
2023	3,196	171,608		—	174,804	65,137
2024	1,796	33,690		—	35,486	14,217
2025	2,168	137,000		—	139,168	42,153
Beyond 5 Years	10,859	823,321	(1)	—	834,180	299,432
Net unamortized loan costs, debt premium / (discount)	—	(9,276)		—	(9,276)	(3,280)
Total	$28,126	1,411,236		7,300	1,446,662	517,518

(1)

On August 1, 2021, we acquired our partner’s 80% interest in the seven properties held in the USAA partnership, including the $84 million assumption of our partner’s share of mortgage loans. See note 2.

At September 30, 2021, our investments in real estate partnerships had notes payable of $1.4 billion maturing through 2034, of which 93.2% had a weighted average fixed interest rate of 3.7%. The remaining notes payable float with LIBOR and had a weighted average variable interest rate of 2.5%. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $517.5 million as of September 30, 2021. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions.

We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our Pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2021		2020	2021		2020
Asset management, property management, leasing, and other transaction fees	$19,662	(1)	6,130	$33,392	(1)	19,134

(1)

In connection with our buy-out of the partner's interest in the USAA partnership, we received and recognized a promote fee of $13.6 million in consideration for exceeding return thresholds resulting from our performance as managing member.

Recent Accounting Pronouncements

See Note 1 to Unaudited Financial Statements.

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

As of September 30, 2021, we had accrued liabilities of $7.4 million for our Pro-rata share of environmental remediation, including our Investments in real estate partnerships. We believe that the ultimate remediation of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations. We can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Inflation/Deflation

Although inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers, inflation has recently increased in the United States. Changes in economic conditions and supply chain constraints have spurred a rise in wages and increased costs for materials. Further, monetary policy and stimulus steps by the federal government and the Federal Reserve, could lead to higher inflation rates or prolonged inflation, which could negatively impact our tenants, our operating costs, and our construction costs. Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation on our operating centers, which require tenants to pay their Pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. During deflationary periods or periods of economic weakness, minimum rents and percentage rents may decline as the supply of available retail space exceeds demand and consumer spending declines. Occupancy declines may also result in lower recovery rates of our operating expenses.

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2021 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2021 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended September 30, 2021.

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 through July 31, 2021	—	$—	—	$250,000,000
August 1 through August 31, 2021	286	$66.39	—	$250,000,000
September 1 through September 30, 2021	437	$69.04	—	$250,000,000

(1)	Represents shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.
(2)

On February 3, 2021, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. This program expires by its terms on February 3, 2023. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The authorization remains subject to the discretion of the Board. Through September 30, 2021, no shares have been repurchased under this program.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading. Additional information about the Company may be found elsewhere in this report and the Company's other public files, which are available without charge through the SEC's website at http://www.sec.gov. Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-12298 (Regency Centers Corporation) and 000-24763 (Regency Centers, L.P.).

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

November 5, 2021	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

November 5, 2021	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)