Form 10-K
period 2021-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2022-02-17
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Regency Centers Corporation $10.8 billion Regency Centers, L.P. N/A

The number of shares outstanding of the Regency Centers Corporation’s common stock was 171,372,548 as of February 14, 2022.

Documents Incorporated by Reference

Portions of Regency Centers Corporation's proxy statement, prepared in connection with its upcoming 2022 Annual Meeting of Stockholders, are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2021, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”, “Regency Centers” or “Regency” means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common Partnership Units (“Units”). As of December 31, 2021, the Parent Company owned approximately 99.6% of the Units in the Operating Partnership. The remaining limited Units are owned by third party investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership’s day-to-day management.

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

Our operations are subject to a number of risks and uncertainties including, but not limited to, those described in Item 1A, Risk Factors. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and our other filings with and submissions to the SEC. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. Forward-looking statements are only as of the date they are made, and Regency undertakes no duty to update its forward-looking statements except as and to the extent required by law.

PART I

Item 1. Business

Regency Centers Corporation is a fully integrated real estate company and self-administered and self-managed real estate investment trust that began its operations as a publicly-traded REIT in 1993. Our corporate headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida. Regency Centers L.P. is the entity through which Regency Centers Corporation conducts substantially all of its operations and owns substantially all of its assets. Our business consists of acquiring, developing, owning and operating income-producing retail real estate principally located in top markets within the United States. We generate revenues by leasing space to necessity, service, convenience and value retailers serving the essential needs of our communities. Regency has been an S&P 500 Index member since 2017.

As of December 31, 2021, we had full or partial ownership interests in 405 properties, primarily anchored by market leading grocery stores, encompassing 51.2 million square feet (“SF”) of gross leasable area (“GLA”). Our Pro-rata share of this GLA is 42.6 million square feet, including our share of the partially owned properties.

We are a preeminent national owner, operator, and developer of shopping centers located in suburban trade areas with compelling demographics. Our mission is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities. Our vision is to elevate quality of life as an integral thread in the fabric of our communities. Our portfolio includes thriving properties merchandised with highly productive grocers, restaurants, service providers, and best-in-class retailers that connect to their neighborhoods, communities, and customers.

Our values:

•
We are our people: Our people are our greatest asset, and we believe a talented team from differing backgrounds and experiences make us better.
•
We do what is right: We act with unwavering standards of honesty and integrity.
•
We connect with our communities: We promote philanthropic ideas and strive for the betterment of our neighborhoods by giving our time and financial support.
•
We are responsible: Our duty is to balance purpose and profit, being good stewards of capital and the environment for the benefit of all our stakeholders.
•
We strive for excellence: When we are passionate about what we do, it is reflected in our performance.
•
We are better together: When we listen to each other and our customers, we will succeed together.

Our goals are to:

•
Own and manage a portfolio of high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and primarily located in suburban trade areas in the country’s most desirable metro areas. We expect that this strategy will result in highly desirable and attractive centers with best-in-class retailers. These centers should command higher rental and occupancy rates resulting in excellent prospects to grow net operating income (“NOI”);
•
Maintain an industry leading and disciplined development and redevelopment platform to create exceptional retail centers that deliver higher returns as compared to acquisitions;
•
Support our business activities with a conservative capital structure, including a strong balance sheet with sufficient liquidity to meet our capital needs together with a well-laddered debt maturity profile;
•
Implement leading environmental, social, and governance practices through our Corporate Responsibility Program;
•
Engage and retain an exceptional and diverse team that is guided by our strong values, while fostering an environment of innovation and continuous improvement; and
•
Create shareholder value by increasing earnings and dividends per share that generate total returns at or near the top of our shopping center peers.

Key strategies to achieve our goals are to:

•
Generate same property NOI growth that over the long-term consistently ranks at or near the top of our shopping center peers;
•
Reinvest free cash flow and portfolio enhancement disposition proceeds into high-quality developments, redevelopments and acquisitions in a long term accretive manner;
•
Maintain a conservative balance sheet that provides liquidity, financial flexibility and cost effective funding of investment opportunities, while also managing debt maturities that enable us to weather economic downturns;
•
Pursue best-in-class environmental, social, and governance practices; and
•
Attract, retain, and engage an exceptional and diverse team that is guided by our values while fostering an environment of innovation and continuous improvement.

COVID-19 Update

The COVID-19 pandemic continues to impact our business performance as it relates to occupancy and leasing volumes and how revenue recognition is impacted by rent collections and tenant credit risk. Rent collection rates since the pandemic began have been lower than historical pre-pandemic averages, but have steadily increased during 2021 since the low point in the second quarter of 2020. Collection rates may remain lower than historical pre-pandemic averages for the foreseeable future. The ability of tenants to successfully operate their businesses and pay rent continues to be significantly influenced by pandemic-related challenges such as rising costs, labor shortages, supply chain constraints, reduced in-store sales, the emergence of new variants of the COVID-19 virus, effectiveness of vaccines against variants, and the impact of mask and vaccine mandates. We anticipate that the extent to which the COVID-19 pandemic continues to impact our financial condition, results of operations, and cash flows will continue to depend on the severity of COVID-19 variants, the effectiveness of vaccines against them, and the ability of our current and prospective tenants to operate their businesses in the face of these pandemic-related challenges.

Competition

We are among the largest owners of shopping centers in the nation based on revenues, number of properties, GLA, and market capitalization. There are numerous companies and individuals engaged in the ownership, development, acquisition, and operation of shopping centers that compete with us in our targeted markets, including grocery store chains that also anchor some of our shopping centers. This results in competition for attracting tenants as well as acquiring existing shopping centers and new development sites. In addition, brick and mortar shopping centers face continued competition from alternative shopping and delivery methods. We believe that our competitive advantages are driven by:

•
the locations of our shopping centers within our market areas;
•
the design of our shopping centers including our practice of maintaining and renovating these centers to our high standards of quality;
•
the compelling demographics surrounding our shopping centers;
•
our relationships with our anchor, shop, and out-parcel tenants;

•
our management experience and expertise; and
•
our ability to develop, redevelop, and acquire shopping centers.

Corporate Responsibility and Human Capital

We presently maintain 22 market offices nationwide, including our corporate headquarters in Jacksonville, Florida, where we conduct management, leasing, construction, and investment activities. We currently have 432 employees throughout the United States.

Our mission is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities while striving to achieve best-in-class corporate responsibility. Executive management, with oversight by our Board of Directors, embed corporate responsibility in our mission, strategy and objectives. Our focus is on three key overarching concepts: long-term value creation, our Regency brand and reputation, and the importance of maintaining our culture.

We have established four pillars for our corporate responsibility program that we believe enable us to support our mission and implement these concepts:

•
Our People;
•
Our Communities;
•
Ethics and Governance; and
•
Environmental Stewardship.

Our People – Our people are our most important asset and we strive to ensure that they are engaged, passionate about their work, connected to their teams, and supported to deliver their best performance. Our values encourage our people to work together for the success of our Company and mission. We recognize and value the importance of attracting and retaining talented individuals to Regency’s performance and growth. We strive to maintain a safe and healthy workspace, promote employee well-being, and empower our employees by focusing on their training and education. To achieve this, we provide opportunities for training and development for each eligible employee, as well as competitive compensation, benefits, and wellness programs. We offer a hybrid work environment that allows a meaningful level of flexibility for our employees to work in office and remote. Another key element is our understanding and appreciation of the value of an inclusive and diverse workforce. In 2021, we continued implementing a comprehensive three-year diversity, equity, and inclusion (“DEI”) strategy and roadmap, which is focused on four key areas: Talent, Culture, Marketplace, and Communities, and includes training, recruitment, and engagement. Our employees have been directly engaged in the development of our DEI strategy to ensure they are connected to and actively involved in its implementation across the entirety of our business, including the launch of two employee resource groups in 2021.

Our Communities – Our predominately grocery-anchored neighborhood centers provide many benefits to the communities in which we live and work, including significant local economic impacts in the form of investment, jobs and taxes. Our local teams are also passionate about investing in and engaging with our communities, as they customize and cultivate our centers to create a distinctive environment to bring our tenants and shoppers together for the best retail experience. In addition, philanthropy and giving back are cornerstones of what we do and who Regency is. Charitable contributions are made directly by the Company as well as by the vast majority of our employees who donate their time and money to local non-profits serving their communities.

Ethics and Governance – As long-term stewards of our investors’ capital, we are committed to best-in-class corporate governance. To create long-term value for our stakeholders, we place great emphasis on our culture and core values, the integrity and transparency of our reporting practices, and our overall governance structure in respect of oversight and shareholder rights.

Environmental Stewardship – We believe sustainability is in the best interest of our investors, tenants, employees, and the communities in which we operate, and we strive to integrate sustainable practices throughout our business. We have six strategic priorities when it comes to identifying and implementing sustainable business practices and minimizing our environmental impact: green building, energy efficiency, greenhouse gas emissions reduction, water conservation, waste minimization and management, and climate resilience. We believe these commitments are not only the right thing to do to address environmental concerns such as air pollution, climate change, and resource scarcity, but also support us in achieving key strategic objectives in our operations and development projects. We believe climate change is a priority for many of our stakeholders and we have increased our efforts to understand and address the risks that climate change may pose to our business.

We regularly review our corporate responsibility strategies, goals, and objectives with our Board of Directors and its committees, which oversee our programs. More information about our corporate responsibility strategy, goals, performance, and reporting, including our annual Corporate Responsibility report, our Task Force on Climate-related Financial Disclosures (“TCFD”) report and our policies and practices related to corporate responsibility, is available on our website at www.regencycenters.com. Additionally, our most recent EEO-1 survey data can be found on our website, including information related to employee gender and ethnic diversity. The content of our website, including these reports and other information contained therein relating to corporate responsibility, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

Environmental Laws and Regulations

Under various federal, state and local laws, ordinances and regulations, we may be liable for the cost to assess and remediate certain hazardous substances at our shopping centers. To the extent any environmental issues arise, they most typically stem from the historic practices of current and former dry cleaners, gas stations, and other similar businesses at our centers, as well as the presence of asbestos in some structures. These requirements often impose liability without regard to whether the owner knew of, or committed the acts or omissions that caused the presence of the hazardous substances. The presence of such substances, or the failure to properly address contamination caused by such substances, may adversely affect our ability to sell or lease the property or borrow using the property as collateral. Although we have a number of properties that could require or are currently undergoing varying levels of assessment and remediation, known environmental liabilities are not currently expected to have a material impact on our financial condition.

Executive Officers

Our executive officers are appointed each year by our Board of Directors. Each of our executive officers has been employed by us for more than five years and, as of December 31, 2021, included the following:

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	69	Executive Chairman of the Board of Directors	2020 (1)
Lisa Palmer	54	President and Chief Executive Officer	2020 (2)
Michael J. Mas	46	Executive Vice President, Chief Financial Officer	2019 (3)
James D. Thompson	66	Executive Vice President, Chief Operating Officer	2019 (4)
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

General Information

Our registrar and stock transfer agent is Broadridge Corporate Issuer Solutions, Inc. (“Broadridge”), Lake Success, NY. We offer a dividend reinvestment plan (“DRIP”) that enables our shareholders to reinvest dividends automatically, as well as to make voluntary cash payments toward the purchase of additional shares. For more information, contact Broadridge toll free at (877) 830-4936 or our Shareholder Relations Department at (904) 598-7000.

The Company’s common stock is listed on the NASDAQ Global Select Market and trades under the stock symbol “REG”.

Our independent registered public accounting firm is KPMG LLP, Jacksonville, Florida, Firm ID 185. Our legal counsel is Foley & Lardner LLP, Jacksonville, Florida.

Annual Meeting of Shareholders

Our 2022 annual meeting of shareholders is currently expected to be held on Friday, April 29, 2022. In light of public health concerns related to the COVID-19 pandemic, and to help protect the safety of our shareholders, directors, employees, and other participants, the Company’s annual meeting may be conducted in a virtual-only format to the extent permitted by applicable law.

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

Defined Terms

The following terms, as defined, are commonly used by management and the investing public to understand and evaluate our operational results:

•
Core Operating Earnings is an additional performance measure we use because the computation of Nareit Funds from Operations (“Nareit FFO”) includes certain non-comparable items that affect our period-over-period performance. Core Operating Earnings excludes from Nareit FFO: (i) transaction related income or expenses, (ii) gains or losses from the early extinguishment of debt, (iii) certain non-cash components of earnings derived from above and below market rent amortization, straight-line rents, and amortization of mark-to-market debt adjustments, and (iv) other amounts as they occur. We provide reconciliations of both Net income attributable to common stockholders to Nareit FFO and Nareit FFO to Core Operating Earnings.

•
Development Completion is a property in development that is deemed complete upon the earlier of: (i) 90% of total estimated net development costs have been incurred and percent leased equals or exceeds 95%, or (ii) the property features at least two years of anchor operations. Once deemed complete, the property is termed a Retail Operating Property the following calendar year.
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
•
Redevelopment Completion is a property in redevelopment that is deemed complete upon the earlier of: (i) 90% of total estimated project costs have been incurred and percent leased equals or exceeds 95% for the Company owned GLA related to the project, or (ii) the property features at least two years of anchor operations.
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

Risk Factors Related to Pandemics or other Health Crises

Pandemics, such as COVID-19, or other health crises may adversely affect our tenants’ financial condition, the profitability of our properties, and our access to the capital markets and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

During the ongoing COVID-19 pandemic, U.S. federal, state, and local governments have at times mandated or recommended various actions to reduce or prevent the spread of COVID-19, which continue to directly impact many of our current and prospective tenants. Although most businesses are currently open, future COVID-19 variants or other pandemics may cause future government ordered lockdowns or other social distancing measures that significantly reduce customer traffic.

During the height of the pandemic-related lockdowns, certain tenants requested rent concessions or sought to renegotiate future rents based on changes to the economic environment. Some tenants chose not to reopen or to honor the terms of their lease agreements. In addition, moratoria and other legal restrictions in certain states impacted our ability to bring legal action to enforce our leases and our ability to collect rent, and could do so again in the future.

Businesses may continue to delay executing leases amidst the immediate and uncertain future economic impacts of the pandemic and related COVID-19 variants. This, coupled with tenant failures and a reduction in newly-formed businesses, may result in decreased demand for retail space in our centers, which could result in downward pressure on rents. Additionally, delays in construction of tenant improvements due to the impacts of the pandemic, or constraints on supply chains and labor, may result in delayed rent commencement due to it taking longer for new tenants to open and operate.

The full impacts of the pandemic on our future results of operations and overall financial performance remain uncertain. Although the vast majority of our lease income is derived from contractual rent payments and rent collections have recovered to near pre-pandemic levels, the ability of certain of our tenants to meet their lease obligations has been negatively impacted by the disruptions and uncertainties of the pandemic. Our tenants’ ability to respond to these disruptions and uncertainties, including adjusting to governmental orders and changes in their customers’ shopping habits and behaviors, will impact their businesses’ ability to survive, and ultimately, their ability to comply with their lease obligations. The risk of diminished sales and future closures exists so long as the virus remains active. Ultimately, the duration and severity of the health crisis in the United States and the speed at which the country, states and localities are able to remain open, will continue to materially impact the overall economy, our retail tenants, and therefore our results of operations, financial condition and cash flows.

Risk Factors Related to Operating Retail-Based Shopping Centers

Economic and market conditions may adversely affect the retail industry and consequently reduce our revenues and cash flow, and increase our operating expenses.

Our properties are leased primarily to retail tenants from whom we derive most of our revenue in the form of base rent, expense recoveries and other income. Therefore, our performance and operating results are directly linked to the economic and market conditions occurring in the retail industry. We are subject to the risks that, upon expiration, leases for space in our properties are not renewed by existing tenants, vacant space is not leased to new tenants, and/or tenants demand modified lease terms, including costs for renovations or concessions. Moreover, pandemics, such as the COVID-19 pandemic, may exacerbate the effects of these risks. The economic and market conditions potentially affecting the retail industry and our properties specifically include the following:

•
changes in national, regional and local economic conditions;
•
changes in population and migration patterns to/from the markets in which we operate;
•
deterioration in the competitiveness and creditworthiness of our retail tenants;
•
increased competition from the use of e-commerce by retailers and consumers as well as other concepts such as super-stores and warehouse clubs;

•
labor challenges and supply delays and shortages due to a variety of macroeconomic factors, including disruptions on the global supply chain as a result of the ongoing COVID-19 pandemic and inflationary pressures;
•
tenant bankruptcies and subsequent rejections of our leases;
•
reductions in consumer spending and retail sales, including inflationary impacts on consumer behavior;
•
reduced tenant demand for retail space;
•
oversupply of retail space;
•
reduced consumer demand for certain retail categories;
•
consolidation within the retail sector;
•
increased operating costs attendant to owning and operating retail shopping centers;
•
perceptions by retailers and shoppers of the safety, convenience and attractiveness of our properties; and
•
violent criminal acts, including civil unrest, acts of terrorism, or mass shootings, and natural disasters and other physical and weather-related damages to our properties, which could alter shopping habits, deter customers from visiting our shopping centers or result in damage to our properties.

To the extent that any or a combination of these conditions occur, they are likely to impact the retail industry, our retail tenants, the emergence of new tenants, the demand for retail space, market rents and rent growth, capital expenditures, the percent leased levels of our properties, the value of our properties, our ability to sell, acquire or develop properties, our operating results and our cash available for distributions to stock and unit holders.

Shifts in retail trends, sales, and delivery methods between brick and mortar stores, e-commerce, home delivery, and curbside pick-up may adversely impact our revenues and cash flows.

Retailers are increasingly impacted by e-commerce and changes in customer buying habits, including shopping from home and the delivery or curbside pick-up of items ordered online. The pandemic has likely accelerated these trends and their potential impacts. Retailers are considering these e-commerce trends when making decisions regarding their brick and mortar stores and how they will compete and innovate in a rapidly changing retail environment. Many retailers in our shopping centers provide services or sell goods, which have historically been less likely to be purchased online; however, the continuing increase in e-commerce sales in all retail categories may cause retailers to adjust the size or number of their retail locations in the future or close stores. Our grocer tenants are incorporating e-commerce concepts through home delivery and curbside pick-up, which could reduce foot traffic at our centers. In certain higher-income markets, foot traffic at our centers may be impacted more meaningfully by these alternative delivery methods if consumers are willing to pay premiums for such services. Changes in shopping trends as a result of the growth in e-commerce may also impact the profitability of retailers that do not adapt to changes in market conditions, including their financial condition and ability to pay rent. This shift may adversely impact our percent leased and rental rates, which would impact our results of operations and cash flows.

Changing economic and retail market conditions in geographic areas where our properties are concentrated may reduce our revenues and cash flow.

Economic conditions in markets where our properties are concentrated can greatly influence our financial performance. Our properties in California and Florida accounted for 28.2% and 22.1%, respectively, of our 2021 NOI from Consolidated Properties plus our Pro-rata share from Unconsolidated Properties. Our revenues and cash flow may be adversely affected by this geographic concentration if market conditions, such as supply of or demand for retail space, deteriorate more significantly in these states compared to other geographic areas. For example, with respect to the COVID-19 pandemic, California imposed very stringent restrictions on re-opening and implemented stringent eviction moratoria, which has made it more difficult in certain circumstances to collect rent and enforce our leases. Additionally, there is a risk that many businesses and residents in major metropolitan cities may desire to relocate to different states or suburban markets as a result of the pandemic, following the impact of state regulations on businesses and residents coupled with the shift to remote work.

Our success depends on the continued presence and success of our “anchor” tenants.

“Anchor Tenants” (tenants occupying 10,000 square feet or more) operate large stores in our shopping centers, pay a significant portion of the total rent at a property and contribute to the success of other tenants by attracting shoppers to the property. Our net income and cash flow may be adversely affected by the loss of revenues and incurrence of additional costs in the event a significant Anchor Tenant:

•
becomes bankrupt or insolvent;

•
experiences a downturn in its business;
•
shifts its capital allocation away from brick and mortar formats;
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

At December 31, 2021, tenants occupying less than 10,000 square feet (“Shop Space Tenants”) represent approximately 64% of our GLA, with approximately 14% of those considered local tenants. These tenants may be more vulnerable to negative economic conditions, including the impacts from pandemics, as they may have more limited resources and access to capital than Anchor Tenants. Shop Space Tenants may be facing reduced sales as a result of an increase in competition including from e-commerce retailers. The types of Shop Space Tenants vary from retail shops and restaurants to service providers. If we are unable to attract the right type or mix of Shop Space Tenants into our centers, our revenues and cash flow may be adversely impacted.

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

Our real estate properties are carried at cost unless circumstances indicate that the carrying value of these assets may not be recoverable. We evaluate whether there are any indicators, including property operating performance and general market conditions, such that the value of the real estate properties (including any related tangible or intangible assets or liabilities, including goodwill) may not be recoverable. Through the evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated holding periods, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and may differ materially from actual results. Changes in our investment, redevelopment, and disposition strategies or changes in the marketplace may alter the holding period of an asset or asset group, which may result in an impairment loss and such loss may be material to the Company's financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over fair value.

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

When we engage in more complex acquisitions and mixed-use development and redevelopment projects, there could be more unique risks to our return on investment. Mixed-use projects refer to real estate projects that, in addition to retail space, may also include space for residential, office, hotel or other commercial purposes. We have less experience in developing and managing non-retail real estate than we do retail real estate. As a result, if a development or redevelopment project includes a non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer, or partner with a developer.

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

Our investment strategy includes investing in high-quality shopping centers that are leased to market-leading grocers, category-leading anchors, specialty retailers, and/or restaurants located in areas with high barriers to entry and above average household incomes and population densities. The acquisition of properties and/or real estate entities entails risks that include, but are not limited to, the following, any of which may adversely affect our results of operations and cash flows:

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

Our properties, including their related tangible and intangible assets, represent the majority of our total consolidated assets and they may not be readily convertible to cash. Moreover, pandemics such as COVID-19 and other macro-economic events, may impact our ability to sell properties on our preferred timing and at prices and returns we deem acceptable. As a result, our ability to sell one or more of our properties, including properties held in joint ventures, in response to changes in economic, industry, or other conditions may be limited. The real estate market is affected by many factors, such as general economic conditions, availability and terms of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. There may be less demand for lower quality properties that we have identified for ultimate disposition in markets with uncertain economic or retail environments, and where buyers are more reliant on the availability of third party mortgage financing. If we want to sell a property, we can provide no assurance that we will be able to dispose of it in the desired time period or at all or that the sales price of a property will be attractive at the relevant time or even exceed the carrying value of our investment.

Changes in tax laws could impact our acquisition or disposition of real estate.

Certain properties we own have a low tax basis, which may result in a taxable gain on sale. We utilize, and intend to continue to utilize, Internal Revenue Code Section 1031 like-kind exchanges to tax-efficiently buy and sell properties; however, there can be no assurance that we will identify properties that meet our investment objectives for acquisitions or that changes to the tax laws do not eliminate or significantly change 1031 exchanges. In the event that we do not utilize 1031 exchanges, we may be required to distribute the gain proceeds to shareholders or pay income tax, which may reduce our cash flow available to fund our commitments or other priorities.

Risk Factors Related to the Environment Affecting Our Properties

Climate change may adversely impact our properties directly, and may lead to additional compliance obligations and costs as well as additional taxes and fees.

While we work with experts in the field to plan for the potential impacts of climate change on our business, we cannot reliably predict the extent, rate, timing, or impact of climate change. To the extent climate change causes adverse changes in weather patterns, our properties in certain markets, especially those nearer to the coasts, may experience increases in storm intensity and rising sea‑levels. Further, population migration may occur in response to these or other factors and negatively impact our centers. Climate and other environmental changes may result in volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate certain properties at all. Climate change may also have indirect effects on our business by increasing the cost of insurance, or making insurance unavailable. Moreover, while the federal government has not yet enacted comprehensive legislation to address climate change, certain states in which we own and operate shopping centers, including California and New York, have done so. Compliance with these and future new laws or regulations related to climate change may require us to make improvements to our existing properties, resulting in increased capital expenditures, or pay additional taxes and fees assessed on us or our properties. Although we strive to identify, analyze, and respond to the risk and opportunities that climate change presents, at this time, there can be no assurance that we can anticipate all potential material impacts of climate change, or that climate change will not have a material adverse effect on the value of our properties and our financial performance in the future.

Geographic concentration of our properties makes our business more vulnerable to natural disasters, severe weather conditions and climate change.

A significant number of our properties are located in areas that are susceptible to earthquakes, tropical storms, hurricanes, tornadoes, wildfires, sea-level rise due to climate change, and other natural disasters. At December 31, 2021, 21.2% of the GLA of our portfolio is located in the state of California, including a number of properties in the San Francisco Bay and Los Angeles areas. Additionally, 22.6% and 7.7% of the GLA of our portfolio is located in the states of Florida and Texas, respectively. Insurance costs for properties in these areas have increased, and recent intense weather conditions may cause property insurance premiums to increase significantly in the future. We recognize that the frequency and / or intensity of extreme weather events, sea-level rise, and other climatic changes may continue to increase, and as a result, our exposure to these events may increase. These weather conditions may disrupt our business and the business of our tenants, which may affect the ability of some tenants to pay rent and may reduce the willingness of tenants or residents to remain in or move to these affected areas. Therefore, as a result of the geographic concentration of our properties, we face risks, including disruptions to our business and the businesses of our tenants and higher costs, such as uninsured property losses, higher insurance premiums, and potential additional regulatory requirements by government agencies in response to perceived risks.

Costs of environmental remediation may impact our financial performance and reduce our cash flow.

Under various federal, state, and local laws, an owner or manager of real property may be liable for the costs to assess and remediate the presence of hazardous substances on the property, which in our case most typically arise from current or former dry cleaners, gas stations, asbestos usage, and historic land use practices. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous substances. The presence of, or the failure to properly address the presence of, hazardous substances may adversely affect our ability to sell or lease the property or borrow using the property as collateral. We can provide no assurance that we are aware of all potential environmental liabilities or their ultimate cost to address; that our properties will not be affected by tenants or nearby properties or other unrelated third parties; and that future uses or conditions, or changes in environmental laws and regulations, or their interpretation, will not result in additional material environmental liabilities to us.

Risk Factors Related to Corporate Matters

An increased focus on metrics and reporting related to environmental, social and governance (“ESG”) factors, may impose additional costs and expose us to new risks.

Investors have become more focused on understanding how companies address a variety of ESG factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons between companies. Although we participate in a number of these ratings systems and generally score comparatively well in those in which we do participate, we do not participate in all such systems, and may not score as well in all of the available ratings systems. Further, the criteria used in these ratings systems may conflict and change frequently, and we cannot guaranty that we will be able to score well in the future. We supplement our participation in ratings systems with published disclosures of our ESG activities, but some investors may desire other disclosures that we do not provide. In addition, the SEC is currently evaluating potential rule making that could impose additional ESG disclosure and other requirements on us. Failure to participate in certain of the third party ratings systems, failure to score well in those ratings systems or failure to provide certain ESG disclosures could result in reputational harm when investors compare us against similar companies in our industry, and could cause certain investors to be unwilling to invest in our stock which could adversely impact our ability to raise capital.

An uninsured loss or a loss that exceeds the insurance coverage on our properties may subject us to loss of capital and revenue on those properties.

We carry comprehensive liability, fire, flood, terrorism, business interruption, and environmental insurance for our properties. Some types of losses, such as losses from named windstorms, earthquakes, terrorism, or wars may have more limited coverage, or in some cases, can be excluded from insurance coverage. In addition, it is possible that the availability of insurance coverage in certain areas may decrease in the future, and the cost to procure such insurance may increase due to factors beyond our control. We may reduce the insurance we procure as a result of the foregoing or other factors. While we believe our coverage is appropriate and adequate to cover our insurable risks, should a loss occur at any of our properties that is in excess of the property or casualty insurance limits of our policies, we may lose part or all of our invested capital and revenues from such property, which may have a material adverse impact on our operating results, financial condition, and our ability to make distributions to stock and unit holders.

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

The success of our business depends, in part, on the leadership and performance of our executive management team and key employees, and our ability to attract, retain and motivate talented and diverse employees may significantly impact our future performance. Competition for these individuals is intense, and we cannot be assured that we will retain all of our executive management team and other key employees or that we will be able to attract and retain other highly qualified individuals for these positions in the future. Losing any key personnel may have an adverse effect on us.

The unauthorized access, use, theft or destruction of tenant or employee personal, financial or other data or of Regency’s proprietary or confidential information stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.

Many of our information technology systems (including those we use for administration, accounting, and communications, as well as the systems of our co-investment partners and other third-party business partners and service providers, whether cloud-based or hosted in proprietary servers) contain personal, financial or other information that is entrusted to us by our tenants and employees. Many of our information technology systems also contain our proprietary information and other confidential information related to our business. We are frequently subject to attempts to compromise our information technology systems. To the extent we or a third party were to experience a material breach of our or such third party’s information technology systems that result in the unauthorized access, theft, use, destruction or other compromises of tenants’ or employees' data or our confidential information stored in such systems, including through cyber-attacks or other external or internal methods, such a breach may damage our reputation and cause us to lose tenants and revenues, incur third party claims and cause disruption to our business and plans. Additionally, a successful ransomware attack, denial of service, or other impactful type of cyber-attack may occur. Although planning, preparation, and preventative measures are employed, such attacks may be successful and our business may be significantly disrupted if unable to quickly recover. Such security breaches also could result in a violation of applicable U.S. privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability, and we may not be able to recover these expenses from our service providers, responsible parties, or insurance carriers. Despite the ongoing significant investments in technology and training we make in cybersecurity, we can provide no assurance that we will avoid or prevent such breaches or attacks.

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

As part of our funding strategy, we sell properties that no longer meet our strategic objectives or investment standards and/or those with a limited future growth profile. These sales proceeds are used to fund debt repayment, acquisition of other operating properties, and new developments and redevelopments. An increase in market capitalization rates or a decline in NOI may cause a reduction in the value of centers identified for sale, which would have an adverse impact on the amount of cash generated. Additionally, the sale of properties resulting in significant tax gains may require higher distributions to our stockholders or payment of additional income taxes in order to maintain our REIT status.

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

Our unsecured notes and unsecured line of credit (the “Line”) contain customary covenants, including compliance with financial ratios, such as ratio of indebtedness to total asset value and fixed charge coverage ratio. These covenants may limit our operational flexibility and our investment activities. Moreover, if we breach any of the covenants in our debt agreements, and do not cure the breach within the applicable cure period, our lenders may require us to repay the debt immediately, even in the absence of a payment default. Many of our debt arrangements, including our unsecured notes and unsecured line of credit, are cross-defaulted, which means that the lenders under those debt arrangements can require immediate repayment of their debt if we breach and fail to cure a default under certain of our other material debt obligations. As a result, any default under our debt covenants may have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations, and the market value of our stock.

Increases in interest rates would cause our borrowing costs to rise and negatively impact our results of operations.

Although a significant amount of our outstanding debt has fixed interest rates, we do borrow funds at variable interest rates under our credit facility, term loan, and certain secured borrowings. As of December 31, 2021, less than 1.0% of our outstanding debt was variable rate debt not hedged to fixed rate debt. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedged our exposure to changes in interest rates. This would reduce our future earnings and cash flows, which may adversely affect our ability to service our debt and meet our other obligations and also may reduce the amount we are able to distribute to our stock and unit holders.

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

On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Additionally, as of December 31, 2021, banks are expected to no longer issue any new LIBOR debt.

We have contracts that are indexed to LIBOR, including our $1.25 billion unsecured revolving credit facility and sixteen mortgages within our consolidated and unconsolidated portfolios totaling $231.4 million on a Pro-rata basis, as well as interest rate swaps to fix these variable cash flows with notional amounts totaling $198.1 million on a Pro-rata basis. These LIBOR based instruments mature between 2022 and 2030.

Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could adversely change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have interest rate swaps that are indexed to LIBOR and are monitoring and evaluating the related risks. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be adversely impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.

While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate. The introduction of an alternative rate may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.

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
•
increases in market interest rates that drive investors in, or potential purchasers of, our stock to seek other investments or demand a higher dividend yield;
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
•
changes in our dividend payments;

•
potential tax law changes relating to REITs;
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

We believe that the Parent Company qualifies for taxation as a REIT for federal income tax purposes, and we plan to operate so that the Parent Company can continue to meet the requirements for taxation as a REIT. If the Parent Company continues to qualify as a REIT, it generally will not be subject to federal income tax on income that we distribute to our stockholders. Many REIT requirements, however, are highly technical and complex. The determination that the Parent Company is a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve questions of interpretation. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. There can be no assurance that the Internal Revenue Service (“IRS”) or a court would agree with the positions we have taken in interpreting the REIT requirements. The Parent Company is also required to distribute to the stockholders at least 90% of its REIT taxable income, excluding net capital gains. The Parent Company will be subject to U.S. federal income tax on undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions the Parent Company pays with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. The fact that we hold many of our assets through co-investment partnerships and their subsidiaries further complicates the application of the REIT requirements. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult for the Parent Company to remain qualified as a REIT.

Also, unless the IRS granted relief under certain statutory provisions, the Parent Company would remain disqualified as a REIT for four years following the year it first failed to qualify. If the Parent Company failed to qualify as a REIT (currently and/or with respect to any tax years for which the statute of limitations has not expired), the Parent Company would have to pay significant income taxes, reducing cash available to pay dividends, which would likely have a significant adverse effect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders in order to maintain our REIT status. Although we believe that the Parent Company qualifies as a REIT, we cannot be assured that the Parent Company will continue to qualify or remain qualified as a REIT for tax purposes.

Even if the Parent Company qualifies as a REIT for federal income tax purposes, the Parent Company is required to pay certain federal, state, and local taxes on its income and property. For example, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions include sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we have undertaken a significant number of asset sales in recent years, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise.

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

Subject to limited exceptions, dividends paid by REITs (other than distributions designated as capital gain dividends, qualified dividends or returns of capital) are not eligible for reduced rates for qualified dividends paid by “C” corporations and are taxable at ordinary income tax rates. Under the Tax Cuts and Jobs Act of 2017 (“the TCJA”), however, domestic shareholders that are individuals, trusts, and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 3, 2017, and before January 1, 2026. The impact of the TCJA could have adverse tax consequences on certain of our investors by effectively increasing their federal tax rate on dividends paid by REITs. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which may adversely affect the value of the shares of REITs, including the per share trading price of the Parent Company's capital stock.

Certain foreign stockholders may be subject to U.S. federal income tax on gain recognized on a disposition of our common stock if we do not qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to U.S. federal income tax on any gain recognized on the disposition. This tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” In general, the Parent Company will be a domestically controlled REIT if at all times during the five-year period ending on the applicable stockholder’s disposition of our stock, less than 50% in value of our stock was held directly or indirectly by non-U.S. persons. If the Parent Company were to fail to qualify as a domestically controlled REIT, gain recognized by a foreign stockholder on a disposition of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market and the foreign stockholder did not at any time during a specified testing period directly or indirectly own more than 10% of our outstanding common stock.

Legislative or other actions affecting REITs may have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, may adversely affect the Parent Company or our investors. We cannot predict how changes in the tax laws might affect the Parent Company or our investors. New legislation, Treasury Regulations, administrative interpretations or court decisions may significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. There is also a risk that REIT status may be adversely impacted by a change in tax or other laws. Also, the law relating to the tax treatment of other entities, or an investment in other entities, may change, making an investment in such other entities more attractive relative to an investment in a REIT.

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

Risk Factors Related to the Company’s Common Stock

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table is a list of the shopping centers, summarized by state and in order of largest holdings by number of properties, presented for Consolidated Properties (excludes properties owned by unconsolidated co-investment partnerships):

	December 31, 2021				December 31, 2020
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
Florida	89	10,771	28.4%	93.7%	90	10,732	29.0%	92.4%
California	53	8,219	21.7%	93.2%	54	8,397	22.7%	92.0%
Texas	25	3,240	8.5%	96.0%	23	3,047	8.2%	88.8%
Georgia	22	2,127	5.6%	91.1%	21	2,048	5.5%	91.4%
New York	15	1,749	4.6%	92.9%	11	1,370	3.7%	89.2%
Connecticut	14	1,464	3.9%	94.4%	14	1,457	3.9%	91.7%
Colorado	13	1,096	2.9%	95.8%	13	1,098	3.0%	95.8%
North Carolina	10	1,221	3.2%	96.2%	10	897	2.4%	96.0%
Washington	9	857	2.3%	96.5%	9	857	2.3%	96.6%
Ohio	8	1,215	3.2%	98.3%	8	1,211	3.3%	97.4%
Massachusetts	8	898	2.4%	95.1%	8	898	2.4%	90.7%
Oregon	7	741	2.0%	94.5%	7	741	2.0%	94.9%
Virginia	6	939	2.5%	90.8%	6	941	2.5%	78.1%
Illinois	6	1,085	2.9%	94.8%	6	1,081	2.9%	94.6%
Missouri	4	408	1.1%	100.0%	4	408	1.1%	100.0%
Tennessee	3	314	0.8%	98.3%	3	318	0.9%	94.6%
Pennsylvania	3	326	0.9%	97.1%	3	317	0.9%	97.1%
Maryland	2	320	0.8%	82.0%	2	334	0.9%	89.1%
Delaware	1	228	0.6%	93.2%	1	232	0.6%	94.6%
Michigan	1	97	0.3%	74.0%	1	97	0.3%	100.0%
South Carolina	1	51	0.1%	100.0%	1	51	0.1%	98.4%
Indiana	1	279	0.7%	100.0%	1	279	0.8%	95.8%
New Jersey	1	219	0.6%	98.1%	1	218	0.6%	99.3%
Total	302	37,864	100.0%	94.0%	297	37,029	100.0%	94.7%

Certain Consolidated Properties are encumbered by mortgage loans of $467.4 million, excluding debt issuance costs and premiums and discounts, as of December 31, 2021.

The weighted average annual effective rent for the consolidated portfolio of properties, net of tenant concessions, is $23.17 and $22.90 PSF as of December 31, 2021 and 2020, respectively.

The following table is a list of the shopping centers, summarized by state and in order of largest holdings by number of properties, presented for Unconsolidated Properties (includes properties owned by unconsolidated co-investment partnerships):

	December 31, 2021				December 31, 2020
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
California	18	2,644	19.9%	91.9%	22	3,017	20.3%	91.8%
Virginia	15	2,082	15.7%	93.7%	15	2,076	13.9%	93.2%
Maryland	10	1,069	8.0%	94.9%	10	1,066	7.2%	91.9%
North Carolina	8	1,270	9.5%	96.1%	8	1,270	8.5%	93.2%
Florida	7	811	6.1%	97.4%	9	945	6.4%	97.6%
Washington	7	874	6.6%	98.4%	7	880	5.9%	96.4%
Colorado	6	851	6.4%	90.8%	6	853	5.7%	89.8%
Pennsylvania	6	669	5.0%	84.6%	6	669	4.5%	82.5%
Texas	5	691	5.2%	95.5%	8	1,039	7.0%	96.2%
Minnesota	5	668	5.0%	97.5%	5	665	4.5%	98.0%
New Jersey	4	353	2.7%	92.6%	4	353	2.4%	92.8%
Illinois	3	575	4.3%	97.4%	3	575	3.9%	97.5%
Indiana	2	139	1.0%	75.8%	2	139	0.9%	68.3%
District of Columbia	2	40	0.3%	91.8%	2	40	0.3%	92.5%
Connecticut	1	186	1.4%	96.4%	1	186	1.3%	95.8%
New York	1	141	1.1%	100.0%	1	141	0.9%	100.0%
Oregon	1	93	0.7%	100.0%	1	93	0.6%	100.0%
South Carolina	1	80	0.6%	100.0%	1	80	0.5%	98.5%
Delaware	1	64	0.5%	89.7%	1	64	0.4%	89.7%
Massachusetts	—	—	—	—	1	646	4.3%	96.6%
Georgia	—	—	—	—	1	86	0.6%	93.8%
Total	103	13,300	100.0%	93.9%	114	14,883	100.0%	93.3%

Certain Unconsolidated Properties are encumbered by non-recourse mortgage loans of $1.4 billion, excluding debt issuance costs and premiums and discounts, as of December 31, 2021.

The weighted average annual effective rent for the unconsolidated portfolio of properties, net of tenant concessions, is $22.37 and $21.84 PSF as of December 31, 2021 and 2020, respectively.

The following table summarizes our top tenants occupying our shopping centers for Consolidated Properties plus our Pro-rata share of Unconsolidated Properties, as of December 31, 2021, based upon a percentage of total annualized base rent (GLA and dollars in thousands):

Tenant	GLA	Percent of Company Owned GLA	Annualized Base Rent	Percent of Annualized Base Rent	Number of Leased Stores
Publix	2,892	7.2%	$31,719	3.4%	68
Kroger Co.	2,991	7.5%	30,332	3.3%	54
Albertsons Companies, Inc.	1,822	4.6%	27,448	2.9%	45
TJX Companies, Inc.	1,411	3.5%	23,991	2.6%	62
Amazon/Whole Foods	1,095	2.7%	23,659	2.5%	35
CVS	644	1.6%	14,775	1.6%	56
Ahold/Delhaize	455	1.1%	11,363	1.2%	12
L.A. Fitness Sports Club	487	1.2%	9,685	1.0%	14
Trader Joe's	271	0.7%	8,929	1.0%	27
Ross Dress For Less	545	1.4%	8,579	0.9%	25
JPMorgan Chase Bank	128	0.3%	8,088	0.9%	42
Nordstrom	279	0.7%	7,585	0.8%	8
Gap, Inc	244	0.6%	7,379	0.8%	19
H.E. Butt Grocery Company	482	1.2%	7,319	0.8%	6
Starbucks	133	0.3%	7,161	0.8%	87
Bank of America	129	0.3%	7,135	0.8%	43
Petco Health and Wellness Company, Inc	278	0.7%	6,924	0.7%	31
Wells Fargo Bank	132	0.3%	6,885	0.7%	47
JAB Holding Company	169	0.4%	6,719	0.7%	61
Bed Bath & Beyond Inc.	341	0.9%	6,155	0.7%	12
Kohl's	586	1.5%	5,998	0.6%	7
Best Buy	259	0.6%	5,953	0.6%	8
Walgreens Boots Alliance	234	0.6%	5,700	0.6%	22
Target	520	1.3%	4,947	0.5%	5
Ulta	163	0.4%	4,913	0.5%	17
AT&T, Inc	110	0.3%	4,887	0.5%	59
Dick's Sporting Goods, Inc.	274	0.7%	4,787	0.5%	4
Life Time	111	0.3%	4,700	0.5%	1
T-Mobile	107	0.3%	4,531	0.5%	74
Burlington	359	0.9%	4,278	0.5%	9
Top Tenants	17,651	44.1%	$312,524	33.4%	960

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

The following table summarizes Pro-rata lease expirations for the next ten years and thereafter, for our Consolidated and Unconsolidated Properties, assuming no tenants renew their leases (GLA and dollars in thousands):

Lease Expiration Year	Number of Tenants with Expiring Leases	Pro-rata Expiring GLA	Percent of Total Company GLA	In Place Base Rent Expiring Under Leases	Percent of Base Rent	Pro-rata Expiring Average Base Rent
(1)	262	461	1.2%	$11,447	1.3%	$24.84
2022	1,072	3,408	8.6%	81,169	8.9%	23.82
2023	1,246	4,786	12.1%	116,399	12.8%	24.32
2024	1,173	5,391	13.6%	122,505	13.4%	22.72
2025	1,041	4,869	12.3%	115,413	12.6%	23.70
2026	1,048	5,056	12.7%	117,228	12.8%	23.19
2027	627	3,696	9.3%	83,735	9.2%	22.66
2028	364	2,421	6.1%	60,732	6.7%	25.08
2029	275	1,812	4.6%	38,023	4.2%	20.98
2030	278	1,796	4.5%	43,331	4.7%	24.13
2031	375	1,473	3.7%	39,189	4.3%	26.60
Thereafter	347	4,545	11.3%	83,762	9.1%	18.43
Total	8,108	39,714	100.0%	$912,933	100.0%	$22.99
(1)
Leases currently under month-to-month rent or in process of renewal.

During 2022, we have a total of 1,072 leases expiring, representing 3.4 million square feet of GLA. These expiring leases have an average base rent of $23.82 PSF. The average base rent of new leases signed during 2021 was $28.91 PSF. During periods of economic weakness or when percent leased is low, tenants have more bargaining power, which may result in rental rate declines on new or renewal leases. In periods of recovery and/or when percent leased levels are high, landlords have more bargaining power, which generally results in rental rate growth on new and renewal leases.

During 2020, as the long-term economic effects of the pandemic were uncertain, new leasing activity declined as many businesses delayed executing leases. This trend reversed during 2021 as new and renewal activity increased as the economy began to recover. Demand for retail space in high quality, community centers located in areas with compelling demographics remains strong, especially among successful business operators and growing innovative business concepts. However, evolving inflationary challenges could result in pressure on base rent growth for new and renewal leases as businesses seek to manage costs.

The following table lists information about our Consolidated and Unconsolidated Properties. For further information, see Item 7, Management's Discussion and Analysis.

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Amerige Heights Town Center	Los Angeles-Long Beach-Anaheim	CA		2000	2000	$—	97	97.9%	$30.23	Albertsons, (Target)
Brea Marketplace	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1987	41,433	352	94.0%	20.52	24 Hour Fitness, Big 5 Sporting Goods, Childtime Childcare, Old Navy, Sprout's, Target
Circle Center West	Los Angeles-Long Beach-Anaheim	CA		2017	1989	—	64	82.1%	34.47	Marshalls
Circle Marina Center	Los Angeles-Long Beach-Anaheim	CA		2019	1994	24,000	118	93.6%	32.47	Staples, Big 5 Sporting Goods, Centinela Feed & Pet Supplies
Culver Center	Los Angeles-Long Beach-Anaheim	CA		2017	2000	—	217	92.4%	32.32	Ralphs, Best Buy, LA Fitness, Sit N' Sleep
El Camino Shopping Center	Los Angeles-Long Beach-Anaheim	CA		1999	2017	—	136	95.6%	38.24	Bristol Farms, CVS
Granada Village	Los Angeles-Long Beach-Anaheim	CA	40%	2005	2012	50,000	226	100.0%	26.15	Sprout's Markets, Rite Aid, PETCO, Homegoods, Burlington, TJ Maxx
Hasley Canyon Village	Los Angeles-Long Beach-Anaheim	CA		2003	2003	16,000	66	95.1%	26.63	Ralphs
Heritage Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	2012	—	230	100.0%	40.88	Ralphs, CVS, Daiso, Mitsuwa Marketplace, Big 5
Laguna Niguel Plaza	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1985	—	42	95.8%	30.08	CVS,(Albertsons)
Morningside Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1996	—	91	100.0%	24.78	Stater Bros.
Newland Center	Los Angeles-Long Beach-Anaheim	CA		1999	2016	—	152	98.9%	27.77	Albertsons
Plaza Hermosa	Los Angeles-Long Beach-Anaheim	CA		1999	2013	—	95	100.0%	28.19	Von's, CVS
Ralphs Circle Center	Los Angeles-Long Beach-Anaheim	CA		2017	1983	—	60	100.0%	19.53	Ralphs
Rona Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1989	—	52	97.7%	21.94	Superior Super Warehouse
Seal Beach	Los Angeles-Long Beach-Anaheim	CA	20%	2002	1966	—	97	93.9%	26.37	Pavilions, CVS
Talega Village Center	Los Angeles-Long Beach-Anaheim	CA		2017	2007	—	102	98.7%	22.95	Ralphs
Town and Country Center	Los Angeles-Long Beach-Anaheim	CA	35%	2018	1992	91,823	230	37.5%	49.13	Whole Foods, CVS, Citibank
Tustin Legacy	Los Angeles-Long Beach-Anaheim	CA		2016	2017	—	112	100.0%	33.39	Stater Bros, CVS
Twin Oaks Shopping Center	Los Angeles-Long Beach-Anaheim	CA	40%	2005	2019	19,000	98	98.2%	21.63	Ralphs, Rite Aid
Valencia Crossroads	Los Angeles-Long Beach-Anaheim	CA		2002	2003	—	173	100.0%	28.33	Whole Foods, Kohl's
Village at La Floresta	Los Angeles-Long Beach-Anaheim	CA		2014	2014	—	87	94.3%	35.82	Whole Foods
Von's Circle Center	Los Angeles-Long Beach-Anaheim	CA		2017	1972	5,751	151	100.0%	23.08	Von's, Ross Dress for Less, Planet Fitness
Woodman Van Nuys	Los Angeles-Long Beach-Anaheim	CA		1999	1992	—	108	98.2%	16.64	El Super
Silverado Plaza	Napa	CA	40%	2005	1974	8,928	85	98.8%	22.17	Nob Hill, CVS
Gelson's Westlake Market Plaza	Oxnard-Thousand Oaks-Ventura	CA		2002	2016	—	85	98.8%	30.12	Gelson's Markets, John of Italy Salon & Spa
Oakbrook Plaza	Oxnard-Thousand Oaks-Ventura	CA		1999	2017	—	83	86.2%	19.67	Gelson's Markets, (CVS), (Ace Hardware)
Westlake Village Plaza and Center	Oxnard-Thousand Oaks-Ventura	CA		1999	2015	—	201	93.6%	39.98	Von's, Sprouts, (CVS)
French Valley Village Center	Rvrside-San Bernardino-Ontario	CA		2004	2004	—	99	98.4%	27.20	Stater Bros, CVS
Oak Shade Town Center	Sacramento-Roseville-Folsom	CA		2011	1998	5,606	104	99.3%	22.54	Safeway, Office Max, Rite Aid
Prairie City Crossing	Sacramento-Roseville-Folsom	CA		1999	1999	—	90	97.5%	22.16	Safeway
Raley's Supermarket	Sacramento-Roseville-Folsom	CA	20%	2007	1964	—	63	100.0%	14.00	Raley's
The Marketplace	Sacramento-Roseville-Folsom	CA		2017	1990	—	111	98.6%	26.88	Safeway, CVS, Petco
4S Commons Town Center	San Diego-Chula Vista-Carlsbad	CA	85%	2004	2004	82,531	252	97.1%	33.97	Ace Hardware, Bed Bath & Beyond, Cost Plus World Market, CVS, Jimbo's…Naturally!, Ralphs, ULTA
Balboa Mesa Shopping Center	San Diego-Chula Vista-Carlsbad	CA		2012	2014	—	207	100.0%	28.63	CVS, Kohl's, Von's
Costa Verde Center	San Diego-Chula Vista-Carlsbad	CA		1999	1988	—	179	60.3%	24.74	Bristol Farms, Bookstar, The Boxing Club
El Norte Pkwy Plaza	San Diego-Chula Vista-Carlsbad	CA		1999	2013	—	91	98.0%	19.81	Von's, Children's Paradise, ACE Hardware

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Friars Mission Center	San Diego-Chula Vista-Carlsbad	CA		1999	1989	—	147	99.4%	37.80	Ralphs, CVS
Navajo Shopping Center	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1964	11,000	102	91.0%	14.36	Albertsons, Rite Aid, O'Reilly Auto Parts
Point Loma Plaza	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1987	23,065	205	98.1%	23.17	Von's, Jo-Ann Fabrics, Marshalls, UFC Gym
Rancho San Diego Village	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1981	22,393	153	95.1%	23.98	Smart & Final, 24 Hour Fitness, (Longs Drug)
Scripps Ranch Marketplace	San Diego-Chula Vista-Carlsbad	CA		2017	2017	—	132	99.5%	32.59	Vons, CVS
The Hub Hillcrest Market	San Diego-Chula Vista-Carlsbad	CA		2012	2015	—	149	91.2%	41.42	Ralphs, Trader Joe's
Twin Peaks	San Diego-Chula Vista-Carlsbad	CA		1999	1988	—	208	97.2%	21.64	Target, Grocer
200 Potrero	San Francisco-Oakland-Berkeley	CA		2017	1928	—	31	100.0%	11.01	Gizmo Art Production, INC.
Bayhill Shopping Center	San Francisco-Oakland-Berkeley	CA	40%	2005	2019	28,800	122	95.7%	26.44	CVS, Mollie Stone's Market
Clayton Valley Shopping Center	San Francisco-Oakland-Berkeley	CA		2003	2004	—	260	90.9%	23.22	Grocery Outlet, Central, CVS, Dollar Tree, Ross Dress For Less
Diablo Plaza	San Francisco-Oakland-Berkeley	CA		1999	1982	—	63	93.0%	42.93	Bevmo!, (Safeway), (CVS)
El Cerrito Plaza	San Francisco-Oakland-Berkeley	CA		2000	2000	—	256	82.5%	29.88	Barnes & Noble, Jo-Ann Fabrics, PETCO, Ross Dress For Less, Trader Joe's, (CVS)
Encina Grande	San Francisco-Oakland-Berkeley	CA		1999	2016	—	106	100.0%	35.00	Whole Foods, Walgreens
Persimmon Place	San Francisco-Oakland-Berkeley	CA		2014	2014	—	153	100.0%	37.04	Whole Foods, Nordstrom Rack, Homegoods
Plaza Escuela	San Francisco-Oakland-Berkeley	CA		2017	2002	—	154	92.5%	43.67	The Container Store, Trufusion, Talbots, The Cheesecake Factory, Barnes & Noble
Pleasant Hill Shopping Center	San Francisco-Oakland-Berkeley	CA	40%	2005	2016	50,000	227	100.0%	24.22	Target, Burlington, Ross Dress for Less, Homegoods
Potrero Center	San Francisco-Oakland-Berkeley	CA		2017	1997	—	227	91.3%	33.69	Safeway, Decathlon Sport, 24 Hour Fitness, Ross Dress for Less, Petco
Powell Street Plaza	San Francisco-Oakland-Berkeley	CA		2001	1987	—	166	95.3%	34.97	Trader Joe's, Bevmo!, Ross Dress For Less, Marshalls, Old Navy
San Carlos Marketplace	San Francisco-Oakland-Berkeley	CA		2017	2007	—	154	100.0%	36.28	TJ Maxx, Best Buy, PetSmart, Bassett Furniture
San Leandro Plaza	San Francisco-Oakland-Berkeley	CA		1999	1982	—	50	100.0%	37.37	(Safeway), (CVS)
Serramonte Center	San Francisco-Oakland-Berkeley	CA		2017	2018	—	1,073	88.2%	25.03

Buy Buy Baby, Cost Plus World Market, Crunch Fitness, DAISO, Dave & Buster's, Dick's Sporting Goods, Divano Homes, H&M, Macy's, Nordstrom Rack, Old Navy,Party City , Ross Dress for Less, Target, TJ Maxx, Uniqlo

Tassajara Crossing	San Francisco-Oakland-Berkeley	CA		1999	1990	—	146	100.0%	26.04	Safeway, CVS, Alamo Hardware
Willows Shopping Center (6)	San Francisco-Oakland-Berkeley	CA		2017	2015	—	249	74.0%	29.37	REI, UFC Gym, Old Navy, Ulta, Five Below
Woodside Central	San Francisco-Oakland-Berkeley	CA		1999	1993	—	81	90.0%	25.37	Chuck E. Cheese, Marshalls, (Target)
Ygnacio Plaza	San Francisco-Oakland-Berkeley	CA	40%	2005	1968	25,850	110	100.0%	38.56	Sports Basement,TJ Maxx
Blossom Valley	San Jose-Sunnyvale-Santa Clara	CA		1999	1990	22,300	93	93.7%	27.19	Safeway
Mariposa Shopping Center	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	2020	17,912	127	94.0%	21.42	Safeway, CVS, Ross Dress for Less
Shoppes at Homestead	San Jose-Sunnyvale-Santa Clara	CA		1999	1983	—	116	96.9%	24.67	CVS, Crunch Fitness, (Orchard Supply Hardware)
Snell & Branham Plaza	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	1988	11,918	92	98.5%	20.89	Safeway
The Pruneyard	San Jose-Sunnyvale-Santa Clara	CA		2019	2014	2,200	260	95.7%	40.43	Trader Joe's, The Sports Basement, Camera Cinemas, Marshalls
West Park Plaza	San Jose-Sunnyvale-Santa Clara	CA		1999	1996	—	88	98.0%	19.42	Safeway, Rite Aid
Golden Hills Plaza	San Luis Obispo-Paso Robles	CA		2006	2017	—	244	84.3%	6.59	Lowe's, TJ Maxx
Five Points Shopping Center	Santa Maria-Santa Barbara	CA	40%	2005	2014	23,615	145	97.6%	30.38	Smart & Final, CVS, Ross Dress for Less, Big 5 Sporting Goods, PETCO

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Corral Hollow	Stockton	CA	25%	2000	2000	—	167	100.0%	17.79	Safeway, CVS
Alcove On Arapahoe	Boulder	CO	40%	2005	2019	26,700	159	80.9%	18.60	PETCO, HomeGoods, Jo-Ann Fabrics, Safeway
Crossroads Commons	Boulder	CO	20%	2001	1986	34,500	143	91.2%	29.54	Whole Foods, Barnes & Noble
Crossroads Commons II	Boulder	CO	20%	2018	1995	5,500	18	100.0%	37.97	(Whole Foods), (Barnes & Noble)
Falcon Marketplace	Colorado Springs	CO		2005	2005	—	22	100.0%	24.45	(Wal-Mart)
Marketplace at Briargate	Colorado Springs	CO		2006	2006	—	29	100.0%	33.43	(King Soopers)
Monument Jackson Creek	Colorado Springs	CO		1998	1999	—	85	100.0%	12.60	King Soopers
Woodmen Plaza	Colorado Springs	CO		1998	1998	—	116	94.2%	13.29	King Soopers
Applewood Shopping Ctr	Denver-Aurora-Lakewood	CO	40%	2005	2020	—	353	92.2%	15.98	Applejack Liquors, Hobby Lobby, Homegoods, King Soopers, PetSmart, Sierra Trading Post, Ulta
Belleview Square	Denver-Aurora-Lakewood	CO		2004	2013	—	117	95.6%	20.08	King Soopers
Boulevard Center	Denver-Aurora-Lakewood	CO		1999	1986	—	77	77.9%	31.36	One Hour Optical, (Safeway)
Buckley Square	Denver-Aurora-Lakewood	CO		1999	1978	—	116	92.0%	11.27	Ace Hardware, King Soopers
Cherrywood Square Shop Ctr	Denver-Aurora-Lakewood	CO	40%	2005	1978	9,650	97	95.4%	11.10	King Soopers
Hilltop Village	Denver-Aurora-Lakewood	CO		2002	2018	—	100	97.4%	11.60	King Soopers
Littleton Square	Denver-Aurora-Lakewood	CO		1999	2015	—	99	100.0%	11.69	King Soopers
Lloyd King Center	Denver-Aurora-Lakewood	CO		1998	1998	—	83	96.7%	12.01	King Soopers
Ralston Square Shopping Center	Denver-Aurora-Lakewood	CO	40%	2005	1977	—	83	96.2%	11.91	King Soopers
Shops at Quail Creek	Denver-Aurora-Lakewood	CO		2008	2008	—	38	92.5%	27.16	(King Soopers)
Stroh Ranch	Denver-Aurora-Lakewood	CO		1998	1998	—	93	100.0%	13.77	King Soopers
Centerplace of Greeley III	Greeley	CO		2007	2007	—	119	100.0%	11.62	Hobby Lobby, Best Buy, TJ Maxx
22 Crescent Road	Bridgeport-Stamford-Norwalk	CT		2017	1984	—	4	100.0%	60.00	-
91 Danbury Road	Bridgeport-Stamford-Norwalk	CT		2017	1965	—	5	100.0%	28.20	-
Black Rock	Bridgeport-Stamford-Norwalk	CT	80%	2014	1996	19,029	98	91.3%	29.77	Old Navy, The Clubhouse
Brick Walk (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2007	31,763	123	95.7%	44.22	-
Compo Acres Shopping Center	Bridgeport-Stamford-Norwalk	CT		2017	2011	—	43	94.4%	53.06	Trader Joe's
Copps Hill Plaza	Bridgeport-Stamford-Norwalk	CT		2017	2002	10,145	185	100.0%	14.49	Kohl's, Rite Aid, Stop & Shop
Danbury Green	Bridgeport-Stamford-Norwalk	CT		2017	2006	—	124	98.1%	25.98	Trader Joe's, Hilton Garden Inn, DSW, Staples, Rite Aid, Warehouse Wines & Liquors
Darinor Plaza (6)	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	153	99.0%	19.07	Kohl's, Old Navy, Party City
Fairfield Center (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2000	—	94	85.4%	33.69	Fairfield University Bookstore, Merril Lynch
Post Road Plaza	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	20	100.0%	54.83	Trader Joe's
Walmart Norwalk	Bridgeport-Stamford-Norwalk	CT		2017	2003	—	142	100.0%	0.56	WalMart, HomeGoods
Westport Row	Bridgeport-Stamford-Norwalk	CT		2017	2020	—	91	83.1%	43.57	The Fresh Market
Brookside Plaza	Hartford-E Hartford-Middletown	CT		2017	2006	—	227	95.0%	15.31	Bed, Bath & Beyond, Burlington Coat Factory, PetSmart, ShopRite, Staples, TJ Maxx
Corbin's Corner	Hartford-E Hartford-Middletown	CT	40%	2005	2015	32,094	186	96.4%	30.50	Best Buy, Edge Fitness, Old Navy, The Tile Shop, Total Wine and More, Trader Joe's
Southbury Green	New Haven-Milford	CT		2017	2002	—	156	86.7%	21.99	ShopRite, Homegoods
Shops at The Columbia	Washington-Arlington-Alexandri	DC	25%	2006	2006	—	23	85.8%	42.26	Trader Joe's
Spring Valley Shopping Center	Washington-Arlington-Alexandri	DC	40%	2005	1930	11,122	17	100.0%	106.22	-
Pike Creek	Philadelphia-Camden-Wilmington	DE		1998	2013	—	228	93.2%	16.43	Acme Markets, Edge Fitness, Pike Creek Community Hardware
Shoppes of Graylyn	Philadelphia-Camden-Wilmington	DE	40%	2005	1971	—	64	89.7%	25.48	Rite Aid
Corkscrew Village	Cape Coral-Fort Myers	FL		2007	1997	—	82	98.7%	14.90	Publix
Shoppes of Grande Oak	Cape Coral-Fort Myers	FL		2000	2000	—	79	100.0%	17.09	Publix

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Millhopper Shopping Center	Gainesville	FL		1993	2017	—	85	95.0%	18.54	Publix
Newberry Square	Gainesville	FL		1994	1986	—	181	90.9%	9.41	Publix, Floor & Décor, Dollar Tree
Anastasia Plaza	Jacksonville	FL		1993	1988	—	102	95.9%	14.17	Publix
Atlantic Village	Jacksonville	FL		2017	2014	—	110	98.6%	17.85	LA Fitness, Pet Supplies Plus
Brooklyn Station on Riverside	Jacksonville	FL		2013	2013	—	50	97.2%	27.20	The Fresh Market
Courtyard Shopping Center	Jacksonville	FL		1993	1987	—	137	100.0%	3.68	Target, (Publix)
East San Marco (7)	Jacksonville	FL		2007	2020	—	59	76.8%	26.50	Publix
Fleming Island	Jacksonville	FL		1998	2000	—	132	99.2%	16.92	Publix, PETCO, Planet Fitness, (Target)
Hibernia Pavilion	Jacksonville	FL		2006	2006	—	51	92.0%	16.40	Publix
John's Creek Center	Jacksonville	FL	20%	2003	2004	9,000	76	100.0%	16.18	Publix
Julington Village	Jacksonville	FL	20%	1999	1999	10,000	82	100.0%	16.94	Publix, (CVS)
Mandarin Landing	Jacksonville	FL		2017	1976	—	140	71.5%	19.67	Whole Foods, Aveda Institute
Nocatee Town Center	Jacksonville	FL		2007	2017	—	112	100.0%	21.53	Publix
Oakleaf Commons	Jacksonville	FL		2006	2006	—	74	98.1%	15.78	Publix
Old St Augustine Plaza	Jacksonville	FL		1996	2020	—	248	100.0%	11.05	Publix, Burlington Coat Factory, Hobby Lobby, LA Fitness, Ross Dress for Less
Pablo Plaza	Jacksonville	FL		2017	2020	—	161	100.0%	18.12	Whole Foods, Office Depot, Marshalls, HomeGoods, PetSmart
Pine Tree Plaza	Jacksonville	FL		1997	1999	—	63	96.9%	14.35	Publix
Seminole Shoppes	Jacksonville	FL	50%	2009	2018	7,942	87	98.8%	23.64	Publix
Shoppes at Bartram Park	Jacksonville	FL	50%	2005	2017	—	135	100.0%	21.53	Publix, (Kohl's), (Tutor Time)
Shops at John's Creek	Jacksonville	FL		2003	2004	—	15	100.0%	25.53	-
South Beach Regional	Jacksonville	FL		2017	1990	—	308	84.5%	16.86	Trader Joe's, Home Depot, Ross Dress for Less, Bed Bath & Beyond, Staples
Starke (6)	Jacksonville	FL		2000	2000	—	13	100.0%	27.05	CVS
Aventura Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		1994	2017	—	97	94.9%	36.64	CVS, Publix
Aventura Square (6)	Miami-Ft Lauderdale-PompanoBch	FL		2017	1991	3,639	144	78.8%	39.42	Bed Bath & Beyond, DSW Warehouse, Jewelry Exchange, Old Navy
Banco Popular Building	Miami-Ft Lauderdale-PompanoBch	FL		2017	1971	—	-	0.0%	-	-
Bird 107 Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1990	—	40	92.9%	21.61	Walgreens
Bird Ludlam	Miami-Ft Lauderdale-PompanoBch	FL		2017	1998	—	192	97.6%	24.79	CVS, Goodwill, Winn-Dixie
Boca Village Square	Miami-Ft Lauderdale-PompanoBch	FL		2017	2014	—	92	100.0%	23.95	CVS, Publix
Boynton Lakes Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1997	2012	—	110	97.9%	16.55	Citi Trends, Pet Supermarket, Publix
Boynton Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2015	—	105	97.2%	20.90	CVS, Publix
Caligo Crossing	Miami-Ft Lauderdale-PompanoBch	FL		2007	2007	—	11	61.0%	53.13	(Kohl's)
Chasewood Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1993	2015	—	152	95.0%	27.15	Publix, Pet Smart
Concord Shopping Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1993	—	309	97.5%	13.27	Big Lots, Dollar Tree, Home Depot, Winn-Dixie, YouFit Health Club
Coral Reef Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	1990	—	75	84.6%	31.60	Aldi, Walgreens
Country Walk Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2008	16,000	101	93.4%	22.76	Publix, CVS
Countryside Shops	Miami-Ft Lauderdale-PompanoBch	FL		2017	2018	—	193	69.5%	24.46	Publix, Ross Dress for Less
Fountain Square	Miami-Ft Lauderdale-PompanoBch	FL		2013	2013	—	177	90.8%	27.70	Publix, Ross Dress for Less, TJ Maxx, Ulta, (Target)
Gardens Square	Miami-Ft Lauderdale-PompanoBch	FL		1997	1991	—	90	100.0%	19.31	Publix
Greenwood Shopping Centre	Miami-Ft Lauderdale-PompanoBch	FL		2017	1994	—	133	94.0%	16.30	Publix, Bealls
Hammocks Town Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	1993	—	187	97.7%	18.31	CVS, Goodwill, Publix, Metro-Dade Public Library, YouFit Health Club, (Kendall Ice Arena)
Pine Island	Miami-Ft Lauderdale-PompanoBch	FL		2017	1999	—	255	99.2%	15.30	Publix, Burlington Coat Factory, Beall's Outlet, YouFit Health Club
Pine Ridge Square	Miami-Ft Lauderdale-PompanoBch	FL		2017	2013	—	118	97.8%	18.87	The Fresh Market, Bed Bath & Beyond, Marshalls, Ulta
Pinecrest Place (6)	Miami-Ft Lauderdale-PompanoBch	FL		2017	2017	—	70	92.3%	39.72	Whole Foods, (Target)

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Point Royale Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	2018	—	202	94.0%	16.42	Winn-Dixie, Burlington Coat Factory, Pasteur Medical Center, Planet Fitness
Prosperity Centre	Miami-Ft Lauderdale-PompanoBch	FL		2017	1993	—	124	94.9%	22.93	Bed Bath & Beyond, Office Depot, TJ Maxx, CVS
Sawgrass Promenade	Miami-Ft Lauderdale-PompanoBch	FL		2017	1998	—	107	87.7%	12.54	Publix, Walgreens, Dollar Tree
Sheridan Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1991	—	507	93.2%	19.57	Publix, Kohl's, LA Fitness, Office Depot, Ross Dress for Less, Pet Supplies Plus, Wellmax, Burlington
Shoppes @ 104	Miami-Ft Lauderdale-PompanoBch	FL		1998	2018	—	112	91.2%	19.66	Winn-Dixie, CVS
Shoppes at Lago Mar	Miami-Ft Lauderdale-PompanoBch	FL		2017	1995	—	83	90.8%	15.46	Publix, YouFit Health Club
Shoppes of Jonathan's Landing	Miami-Ft Lauderdale-PompanoBch	FL		2017	1997	—	27	100.0%	26.54	(Publix)
Shoppes of Oakbrook	Miami-Ft Lauderdale-PompanoBch	FL		2017	2003	1,564	200	64.4%	17.65	Publix, Tuesday Morning, Duffy's Sports Bar, CVS
Shoppes of Silver Lakes	Miami-Ft Lauderdale-PompanoBch	FL		2017	1997	—	127	93.7%	20.31	Publix, Goodwill
Shoppes of Sunset	Miami-Ft Lauderdale-PompanoBch	FL		2017	2009	—	22	100.0%	26.05	-
Shoppes of Sunset II	Miami-Ft Lauderdale-PompanoBch	FL		2017	2009	—	28	92.2%	21.34	-
Shops at Skylake	Miami-Ft Lauderdale-PompanoBch	FL		2017	2006	—	287	98.6%	24.62	Publix, LA Fitness, TJ Maxx, Goodwill, Pasteur Medical
Tamarac Town Square	Miami-Ft Lauderdale-PompanoBch	FL		2017	1987	—	125	85.8%	12.07	Publix, Dollar Tree, Retro Fitness
University Commons (6)	Miami-Ft Lauderdale-PompanoBch	FL		2015	2001	—	180	100.0%	32.88	Whole Foods, Nordstrom Rack, Barnes & Noble, Bed Bath & Beyond
Waterstone Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2005	—	61	100.0%	17.44	Publix
Welleby Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1996	1982	—	110	92.9%	14.23	Publix, Dollar Tree
Wellington Town Square	Miami-Ft Lauderdale-PompanoBch	FL		1996	1982	—	108	97.6%	24.61	Publix, CVS
West Bird Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2021	—	99	98.5%	25.23	Publix
West Lake Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	2000	—	101	96.6%	21.34	Winn-Dixie, CVS
Westport Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2002	1,789	47	91.6%	20.80	Publix
Berkshire Commons	Naples-Marco Island	FL		1994	1992	—	110	98.9%	15.24	Publix, Walgreens
Naples Walk	Naples-Marco Island	FL		2007	1999	—	125	100.0%	18.46	Publix
Pavillion	Naples-Marco Island	FL		2017	2011	—	168	97.1%	21.85	LA Fitness, Paragon Theaters, J. Lee Salon Suites
Shoppes of Pebblebrook Plaza	Naples-Marco Island	FL	50%	2000	2000	—	77	96.9%	14.41	Publix, (Walgreens)
Glengary Shoppes	North Port-Sarasota-Bradenton	FL		2017	1995	—	93	97.0%	19.62	Best Buy, Barnes & Noble
Alafaya Village	Orlando-Kissimmee-Sanford	FL		2017	1986	—	38	93.9%	23.89	-
Kirkman Shoppes	Orlando-Kissimmee-Sanford	FL		2017	2015	—	115	96.7%	24.69	LA Fitness, Walgreens
Lake Mary Centre	Orlando-Kissimmee-Sanford	FL		2017	2015	—	360	92.2%	17.03	The Fresh Market, Academy Sports, Hobby Lobby, LA Fitness, Ross Dress for Less, Office Depot
Plaza Venezia	Orlando-Kissimmee-Sanford	FL	20%	2016	2000	36,500	203	92.3%	30.03	Publix, Eddie V's
The Grove	Orlando-Kissimmee-Sanford	FL	30%	2017	2004	22,500	152	98.8%	22.45	Publix, LA Fitness
Town and Country	Orlando-Kissimmee-Sanford	FL		2017	1993	—	78	97.9%	11.08	Ross Dress for Less
Unigold Shopping Center	Orlando-Kissimmee-Sanford	FL		2017	1987	—	115	89.3%	15.49	YouFit Health Club, Ross Dress for Less
Willa Springs	Orlando-Kissimmee-Sanford	FL		2000	2000	16,700	90	90.3%	21.07	Publix
Cashmere Corners	Port St. Lucie	FL		2017	2016	—	80	96.1%	14.53	WalMart
Salerno Village	Port St. Lucie	FL		2017	1987	—	5	100.0%	16.53	-
The Plaza at St. Lucie West	Port St. Lucie	FL		2017	2006	—	27	93.6%	24.48	-
Charlotte Square	Punta Gorda	FL		2017	1980	—	91	95.7%	11.72	WalMart, Buffet City
Ryanwood Square	Sebastian-Vero Beach	FL		2017	1987	—	115	88.9%	11.84	Publix, Beall's, Harbor Freight Tools
South Point	Sebastian-Vero Beach	FL		2017	2003	—	65	100.0%	16.36	Publix
Treasure Coast Plaza	Sebastian-Vero Beach	FL		2017	1983	1,598	134	98.2%	18.44	Publix, TJ Maxx
Carriage Gate	Tallahassee	FL		1994	2013	—	73	100.0%	24.26	Trader Joe's, TJ Maxx
Ocala Corners (6)	Tallahassee	FL		2000	2000	—	87	93.8%	14.97	Publix
Bloomingdale Square	Tampa-St Petersburg-Clearwater	FL		1998	2021	—	252	96.0%	17.67	Bealls, Dollar Tree, Home Centric, LA Fitness, Publix

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Northgate Square	Tampa-St Petersburg-Clearwater	FL		2007	1995	—	75	98.1%	15.49	Publix
Regency Square	Tampa-St Petersburg-Clearwater	FL		1993	2013	—	352	95.0%	19.49	AMC Theater, Dollar Tree, Five Below, Marshalls, Michaels, PETCO, Shoe Carnival, Staples, TJ Maxx, Ulta, Old Navy, (Best Buy), (Macdill)
Shoppes at Sunlake Centre	Tampa-St Petersburg-Clearwater	FL		2017	2008	—	114	100.0%	23.73	Publix
Suncoast Crossing (6)	Tampa-St Petersburg-Clearwater	FL		2007	2007	—	118	94.1%	6.65	Kohl's, (Target)
The Village at Hunter's Lake	Tampa-St Petersburg-Clearwater	FL		2018	2018	—	72	98.0%	27.48	Sprouts
Town Square	Tampa-St Petersburg-Clearwater	FL		1997	1999	—	44	72.6%	34.78	PETCO
Village Center	Tampa-St Petersburg-Clearwater	FL		1995	2014	—	187	97.3%	22.03	Publix, PGA Tour Superstore, Walgreens
Westchase	Tampa-St Petersburg-Clearwater	FL		2007	1998	—	79	100.0%	17.26	Publix
Ashford Place	Atlanta-SandySprings-Alpharett	GA		1997	1993	—	53	90.6%	22.87	Harbor Freight Tools
Briarcliff La Vista	Atlanta-SandySprings-Alpharett	GA		1997	1962	—	43	100.0%	22.12	Michael's
Briarcliff Village (6)	Atlanta-SandySprings-Alpharett	GA		1997	1990	—	189	98.4%	17.22	Burlington, Party City, Publix, Shoe Carnival, TJ Maxx
Bridgemill Market	Atlanta-SandySprings-Alpharett	GA		2017	2000	—	89	94.0%	17.62	Publix
Brighten Park	Atlanta-SandySprings-Alpharett	GA		1997	2016	—	137	79.4%	30.05	Lidl
Buckhead Court	Atlanta-SandySprings-Alpharett	GA		1997	1984	—	49	89.7%	30.96	-
Buckhead Landing (fka Piedmont Peachtree Crossing)	Atlanta-SandySprings-Alpharett	GA		2017	1998	—	152	74.3%	19.19	Binders Art Supplies & Frames, Kroger
Buckhead Station	Atlanta-SandySprings-Alpharett	GA		2017	1996	—	234	100.0%	24.77	Bed Bath & Beyond, Cost Plus World Market, DSW Warehouse, Nordstrom Rack, Old Navy, Saks Off 5th, TJ Maxx, Ulta
Cambridge Square	Atlanta-SandySprings-Alpharett	GA		1996	1979	—	71	42.8%	26.84	-
Chastain Square	Atlanta-SandySprings-Alpharett	GA		2017	2001	—	92	100.0%	23.09	Publix
Cornerstone Square	Atlanta-SandySprings-Alpharett	GA		1997	1990	—	80	100.0%	18.29	Aldi, CVS, HealthMarkets Insurance, Diazo Specialty Blueprint
Dunwoody Hall	Atlanta-SandySprings-Alpharett	GA		1997	1986	13,800	86	92.1%	20.49	Publix
Dunwoody Village	Atlanta-SandySprings-Alpharett	GA		1997	1975	—	121	87.8%	20.73	The Fresh Market, Walgreens, Dunwoody Prep
Howell Mill Village	Atlanta-SandySprings-Alpharett	GA		2004	1984	—	92	100.0%	24.38	Publix
Paces Ferry Plaza	Atlanta-SandySprings-Alpharett	GA		1997	2018	—	82	99.9%	39.00	Whole Foods
Powers Ferry Square	Atlanta-SandySprings-Alpharett	GA		1997	2013	—	97	100.0%	34.60	HomeGoods, PETCO
Powers Ferry Village	Atlanta-SandySprings-Alpharett	GA		1997	1994	—	76	91.1%	10.37	Publix, The Juice Box
Russell Ridge	Atlanta-SandySprings-Alpharett	GA		1994	1995	—	101	88.4%	12.95	Kroger
Sandy Springs	Atlanta-SandySprings-Alpharett	GA		2012	2006	—	116	95.1%	24.40	Trader Joe's, Fox's, Peter Glenn Ski & Sports
Sope Creek Crossing	Atlanta-SandySprings-Alpharett	GA		1998	2016	—	99	95.5%	16.44	Publix
The Shops at Hampton Oaks	Atlanta-SandySprings-Alpharett	GA		2017	2009	—	21	81.5%	11.99	(CVS)
Williamsburg at Dunwoody	Atlanta-SandySprings-Alpharett	GA		2017	1983	—	45	82.7%	26.81	-
Civic Center Plaza	Chicago-Naperville-Elgin	IL	40%	2005	1989	22,000	265	96.6%	10.51	Super H Mart, Home Depot, O'Reilly Automotive, King Spa
Clybourn Commons	Chicago-Naperville-Elgin	IL		2014	1999	—	32	89.9%	37.51	PETCO
Glen Oak Plaza	Chicago-Naperville-Elgin	IL		2010	1967	—	63	99.5%	26.65	Trader Joe's, Walgreens, Northshore University Healthsystems
Hinsdale	Chicago-Naperville-Elgin	IL		1998	2015	—	185	89.4%	15.54	Whole Foods, Goodwill, Charter Fitness, Petco
Mellody Farm	Chicago-Naperville-Elgin	IL		2017	2017	—	259	95.5%	28.77	Whole Foods, Nordstrom Rack, REI, HomeGoods, Barnes & Noble, West Elm
Riverside Sq & River's Edge	Chicago-Naperville-Elgin	IL	40%	2005	1986	—	169	98.6%	17.32	Mariano's Fresh Market, Dollar Tree, Party City, Blink Fitness
Roscoe Square	Chicago-Naperville-Elgin	IL	40%	2005	2012	24,500	140	97.5%	22.58	Mariano's Fresh Market, Ashley Furniture, Walgreens

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Westchester Commons	Chicago-Naperville-Elgin	IL		2001	2014	—	143	94.5%	17.64	Mariano's Fresh Market, Goodwill
Willow Festival (6)	Chicago-Naperville-Elgin	IL		2010	2007	—	404	96.7%	17.94	Whole Foods, Lowe's, CVS, HomeGoods, REI, Best Buy, Ulta
Shops on Main	Chicago-Naperville-Elgin	IN	94%	2013	2020	—	279	100.0%	16.05	Whole Foods, Dick's Sporting Goods, Ross Dress for Less, HomeGoods, DSW, Nordstrom Rack, Marshalls
Willow Lake Shopping Center	Indianapolis-Carmel-Anderson	IN	40%	2005	1987	—	86	72.4%	18.84	Indiana Bureau of Motor Vehicles, (Kroger)
Willow Lake West Shopping Center	Indianapolis-Carmel-Anderson	IN	40%	2005	2001	10,000	53	81.2%	27.89	Trader Joe's
Fellsway Plaza	Boston-Cambridge-Newton	MA	75%	2013	2016	36,019	158	100.0%	25.15	Stop & Shop, Planet Fitness, BioLife Plasma Services
Shaw's at Plymouth	Boston-Cambridge-Newton	MA		2017	1993	—	60	100.0%	19.34	Shaw's
Shops at Saugus	Boston-Cambridge-Newton	MA		2006	2006	—	87	97.2%	30.17	Trader Joe's, La-Z-Boy, PetSmart
Star's at Cambridge	Boston-Cambridge-Newton	MA		2017	1997	—	66	100.0%	41.18	Star Market
Star's at Quincy	Boston-Cambridge-Newton	MA		2017	1995	—	101	100.0%	23.63	Star Market
Star's at West Roxbury	Boston-Cambridge-Newton	MA		2017	2006	—	76	97.2%	26.69	Shaw's
The Abbot	Boston-Cambridge-Newton	MA		2017	1912	—	65	39.9%	96.60	-
Twin City Plaza	Boston-Cambridge-Newton	MA		2006	2004	—	285	100.0%	21.42	Shaw's, Marshall's, Extra Space Storage, Walgreens, K&G Fashion, Dollar Tree, Everfitness, Formlabs
Festival at Woodholme	Baltimore-Columbia-Towson	MD	40%	2005	1986	18,510	81	83.8%	40.58	Trader Joe's
Parkville Shopping Center	Baltimore-Columbia-Towson	MD	40%	2005	2013	10,260	165	96.8%	16.93	Giant, Parkville Lanes, Dollar Tree, Petco, The Cellar Parkville
Southside Marketplace	Baltimore-Columbia-Towson	MD	40%	2005	2011	12,777	125	92.0%	21.73	Shoppers Food Warehouse
Valley Centre	Baltimore-Columbia-Towson	MD	40%	2005	1987	—	220	97.4%	15.58	Aldi,TJ Maxx, Ross Dress for Less, PetSmart, Michael's, Surplus Furniture & Mattress
Village at Lee Airpark (6)	Baltimore-Columbia-Towson	MD		2005	2014	—	121	91.6%	29.74	Giant, (Sunrise)
Burnt Mills	Washington-Arlington-Alexandri	MD	20%	2013	2004	—	31	100.0%	40.69	Trader Joe's
Cloppers Mill Village	Washington-Arlington-Alexandri	MD	40%	2005	1995	—	137	89.8%	18.18	Shoppers Food Warehouse, Dollar Tree
Firstfield Shopping Center	Washington-Arlington-Alexandri	MD	40%	2005	2014	—	22	100.0%	40.64	-
Takoma Park	Washington-Arlington-Alexandri	MD	40%	2005	1960	—	107	100.0%	14.41	Lidl
Watkins Park Plaza	Washington-Arlington-Alexandri	MD	40%	2005	1985	—	111	98.5%	28.74	LA Fitness, CVS
Westbard Square	Washington-Arlington-Alexandri	MD		2017	2001	—	199	76.2%	34.91	Giant, Bowlmor AMF
Woodmoor Shopping Center	Washington-Arlington-Alexandri	MD	40%	2005	1954	19,000	69	92.8%	34.57	CVS
Fenton Marketplace	Flint	MI		1999	1999	—	97	74.0%	8.56	Family Farm & Home
Apple Valley Square	Minneapol-St. Paul-Bloomington	MN	25%	2006	1998	—	179	100.0%	16.84	Jo-Ann Fabrics, PETCO, Savers, Experience Fitness, (Burlington Coat Factory), (Aldi)
Cedar Commons	Minneapol-St. Paul-Bloomington	MN	25%	2011	1999	—	66	97.6%	27.98	Whole Foods
Colonial Square	Minneapol-St. Paul-Bloomington	MN	40%	2005	2014	19,700	93	100.0%	25.81	Lund's
Rockford Road Plaza	Minneapol-St. Paul-Bloomington	MN	40%	2005	1991	20,000	204	97.5%	13.59	Kohl's, PetSmart, HomeGoods, TJ Maxx
Rockridge Center	Minneapol-St. Paul-Bloomington	MN	20%	2011	2006	14,500	125	92.0%	13.70	CUB Foods
Brentwood Plaza	St. Louis	MO		2007	2002	—	60	100.0%	11.42	Schnucks
Bridgeton	St. Louis	MO		2007	2005	—	71	100.0%	12.30	Schnucks, (Home Depot)
Dardenne Crossing	St. Louis	MO		2007	1996	—	67	100.0%	11.08	Schnucks
Kirkwood Commons	St. Louis	MO		2007	2000	6,495	210	100.0%	10.13	Walmart, TJ Maxx, HomeGoods, Famous Footwear, (Target), (Lowe's)
Blakeney Shopping Center	Charlotte-Concord-Gastonia	NC		2021	2006	—	383	97.8%	25.32	Harris Teeter, Marshalls, Best Buy, Petsmart, Off Broadway Shoes, Old Navy, (Target)
Carmel Commons	Charlotte-Concord-Gastonia	NC		1997	2012	—	141	80.0%	24.52	Chuck E. Cheese, The Fresh Market, Party City
Cochran Commons	Charlotte-Concord-Gastonia	NC	20%	2007	2003	3,721	66	100.0%	17.20	Harris Teeter, (Walgreens)
Providence Commons	Charlotte-Concord-Gastonia	NC	25%	2010	1994	—	74	100.0%	19.62	Harris Teeter

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Willow Oaks	Charlotte-Concord-Gastonia	NC		2014	2014	—	65	100.0%	17.41	Publix
Shops at Erwin Mill	Durham-Chapel Hill	NC	55%	2012	2012	10,000	91	96.4%	19.05	Harris Teeter
Southpoint Crossing	Durham-Chapel Hill	NC		1998	1998	—	103	95.7%	16.56	Harris Teeter
Village Plaza	Durham-Chapel Hill	NC	20%	2012	2020	12,000	73	100.0%	23.55	Whole Foods
Woodcroft Shopping Center	Durham-Chapel Hill	NC		1996	1984	—	90	100.0%	14.16	Food Lion, ACE Hardware
Glenwood Village	Raleigh-Cary	NC		1997	1983	—	43	100.0%	17.85	Harris Teeter
Holly Park	Raleigh-Cary	NC		2013	1969	—	160	99.0%	18.32	DSW Warehouse, Trader Joe's, Ross Dress For Less, Staples, US Fitness Products, Jerry's Artarama, Pet Supplies Plus, Ulta
Lake Pine Plaza	Raleigh-Cary	NC		1998	1997	—	88	100.0%	13.90	Harris Teeter
Market at Colonnade Center	Raleigh-Cary	NC		2009	2009	—	58	100.0%	28.11	Whole Foods
Midtown East	Raleigh-Cary	NC	50%	2017	2017	36,000	159	100.0%	24.06	Wegmans
Ridgewood Shopping Center	Raleigh-Cary	NC	20%	2018	1951	9,521	93	85.1%	19.22	Whole Foods, Walgreens
Shoppes of Kildaire	Raleigh-Cary	NC	40%	2005	1986	20,000	145	98.9%	19.43	Trader Joe's, Aldi, Fitness Connection, Staples
Sutton Square	Raleigh-Cary	NC	20%	2006	1985	—	101	93.3%	20.37	The Fresh Market
Village District	Raleigh-Cary	NC	30%	2004	2018	75,000	559	95.1%	25.19

Harris Teeter, The Fresh Market, Wake Public Library, Walgreens, Talbots, Great Outdoor Provision Co., York Properties,The Cheshire Cat Gallery, Crunch Fitness Select Club, Bailey's Fine Jewelry, Sephora, Barnes & Noble, Goodnight's Comedy Club

Chimney Rock (6)	New York-Newark-Jersey City	NJ		2016	2016	—	218	98.1%	36.46	Whole Foods, Nordstrom Rack, Saks Off 5th, The Container Store, Ulta
District at Metuchen	New York-Newark-Jersey City	NJ	20%	2018	2017	16,000	67	100.0%	30.42	Whole Foods
Plaza Square	New York-Newark-Jersey City	NJ	40%	2005	1990	—	104	80.5%	17.53	ShopRite
Riverfront Plaza	New York-Newark-Jersey City	NJ	30%	2017	1997	24,000	129	95.5%	26.57	ShopRite
Haddon Commons	Philadelphia-Camden-Wilmington	NJ	40%	2005	1985	—	54	100.0%	15.12	Acme Markets
101 7th Avenue	New York-Newark-Jersey City	NY		2017	1930	—	57	0.0%	-	-
1175 Third Avenue	New York-Newark-Jersey City	NY		2017	1995	—	25	100.0%	116.62	The Food Emporium
1225-1239 Second Ave	New York-Newark-Jersey City	NY		2017	1987	—	18	100.0%	127.71	CVS
90 - 30 Metropolitan Avenue	New York-Newark-Jersey City	NY		2017	2007	—	60	93.9%	34.27	Michaels, Staples, Trader Joe's
Broadway Plaza (6)	New York-Newark-Jersey City	NY		2017	2014	—	147	91.8%	42.08	Aldi, Best Buy, Bob's Discount Furniture, TJ Maxx, Blink Fitness
Clocktower Plaza Shopping Ctr (6)	New York-Newark-Jersey City	NY		2017	1995	—	79	100.0%	49.72	Stop & Shop
East Meadow	New York-Newark-Jersey City	NY		2021	1980	—	141	92.3%	14.75	Marshalls, Stew Leonard's
Eastport	New York-Newark-Jersey City	NY		2021	1980	—	48	97.3%	12.72	King Kullen, Rite Aid
Hewlett Crossing I & II	New York-Newark-Jersey City	NY		2018	1954	9,061	52	96.2%	38.31	-
Lake Grove Commons	New York-Newark-Jersey City	NY	40%	2012	2008	50,000	141	100.0%	34.67	Whole Foods, LA Fitness, PETCO
Rivertowns Square	New York-Newark-Jersey City	NY		2018	2016	—	116	92.6%	25.69	Ulta, The Learning Experience, Mom's Organic Market, Look Cinemas
The Gallery at Westbury Plaza	New York-Newark-Jersey City	NY		2017	2013	—	312	100.0%	49.50	Trader Joe's, Nordstrom Rack, Saks Fifth Avenue, Bloomingdale's, The Container Store, HomeGoods, Old Navy, Gap Outlet, Bassett Home Furnishings, Famous Footwear
The Point at Garden City Park (6)	New York-Newark-Jersey City	NY		2016	2018	—	105	98.1%	29.57	King Kullen, Ace Hardware
Valley Stream	New York-Newark-Jersey City	NY		2021	1950	—	99	95.5%	28.51	King Kullen
Wading River	New York-Newark-Jersey City	NY		2021	2002	—	99	82.1%	22.91	King Kullen, CVS, Ace Hardware
Westbury Plaza	New York-Newark-Jersey City	NY		2017	2004	88,000	390	98.7%	25.93	WalMart, Costco, Marshalls, Total Wine and More, Olive Garden

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Cherry Grove	Cincinnati	OH		1998	2012	—	196	99.0%	12.26	Kroger, Shoe Carnival, TJ Maxx, Tuesday Morning
Hyde Park	Cincinnati	OH		1997	1995	—	401	97.4%	16.96	Kroger, Remke Markets, Walgreens, Jo-Ann Fabrics, Ace Hardware, Staples, Marshalls
Red Bank Village	Cincinnati	OH		2006	2018	—	176	98.9%	7.51	WalMart
Regency Commons	Cincinnati	OH		2004	2004	—	34	84.0%	26.09	-
West Chester Plaza	Cincinnati	OH		1998	1988	—	88	100.0%	10.22	Kroger
East Pointe	Columbus	OH		1998	2014	—	109	98.7%	10.93	Kroger
Kroger New Albany Center	Columbus	OH	50%	1999	1999	—	93	100.0%	13.26	Kroger
Northgate Plaza (Maxtown Road)	Columbus	OH		1998	2017	—	117	100.0%	11.87	Kroger, (Home Depot)
Corvallis Market Center	Corvallis	OR		2006	2006	—	85	90.9%	22.42	Michaels, TJ Maxx, Trader Joe's
Northgate Marketplace	Medford	OR		2011	2011	—	81	91.6%	22.89	Trader Joe's, REI, PETCO
Northgate Marketplace Ph II	Medford	OR		2015	2015	—	177	97.4%	17.42	Dick's Sporting Goods, Homegoods, Marshalls
Greenway Town Center	Portland-Vancouver-Hillsboro	OR	40%	2005	2014	10,408	93	100.0%	16.28	Dollar Tree, Rite Aid, Whole Foods
Murrayhill Marketplace	Portland-Vancouver-Hillsboro	OR		1999	2016	—	150	86.6%	19.96	Safeway, Planet Fitness
Sherwood Crossroads	Portland-Vancouver-Hillsboro	OR		1999	1999	—	88	100.0%	12.33	Safeway
Tanasbourne Market (6)	Portland-Vancouver-Hillsboro	OR		2006	2006	—	71	100.0%	30.11	Whole Foods
Walker Center	Portland-Vancouver-Hillsboro	OR		1999	1987	—	90	98.4%	22.36	Bed Bath & Beyond
Allen Street Shopping Ctr	Allentown-Bethlehem-Easton	PA	40%	2005	1958	—	46	100.0%	16.25	Grocery Outlet Bargain Market
Lower Nazareth Commons	Allentown-Bethlehem-Easton	PA		2007	2012	—	96	100.0%	26.00	Burlington Coat Factory, PETCO, (Wegmans), (Target)
Stefko Boulevard Shopping Center	Allentown-Bethlehem-Easton	PA	40%	2005	1976	—	134	97.9%	11.15	Valley Farm Market, Dollar Tree, Retro Fitness
Hershey (6)	Harrisburg-Carlisle	PA		2000	2000	—	6	100.0%	30.00	-
City Avenue Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1960	—	162	84.5%	20.47	Ross Dress for Less, TJ Maxx, Dollar Tree
Gateway Shopping Center	Philadelphia-Camden-Wilmington	PA		2004	2016	—	224	95.8%	33.39	Trader Joe's, Staples, TJ Maxx, Jo-Ann Fabrics
Mercer Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1988	—	91	94.7%	24.18	Weis Markets
Newtown Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	2020	20,000	142	89.8%	18.97	Acme Markets, Michael's
Warwick Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1999	—	93	40.4%	28.44	-
Indigo Square	Charleston-North Charleston	SC		2017	2017	—	51	100.0%	29.60	Publix
Merchants Village	Charleston-North Charleston	SC	40%	1997	1997	9,000	80	100.0%	17.61	Publix
Harpeth Village Fieldstone	Nashvil-Davdsn-Murfree-Frankln	TN		1997	1998	—	70	100.0%	16.06	Publix
Northlake Village	Nashvil-Davdsn-Murfree-Frankln	TN		2000	2013	—	135	96.0%	14.90	Kroger
Peartree Village	Nashvil-Davdsn-Murfree-Frankln	TN		1997	1997	—	110	100.0%	20.11	Kroger, PETCO
Hancock	Austin-Round Rock-Georgetown	TX		1999	1998	—	263	97.7%	19.08	24 Hour Fitness, Firestone Complete Auto Care, H.E.B, PETCO, Twin Liquors
Market at Round Rock	Austin-Round Rock-Georgetown	TX		1999	1987	—	123	97.6%	18.93	Sprout's Markets, Office Depot, Tuesday Morning
North Hills	Austin-Round Rock-Georgetown	TX		1999	1995	—	164	98.8%	21.20	H.E.B.
Shops at Mira Vista	Austin-Round Rock-Georgetown	TX		2014	2002	192	68	100.0%	24.88	Trader Joe's, Champions Westlake Gymnastics & Cheer
Tech Ridge Center	Austin-Round Rock-Georgetown	TX		2011	2020	2,066	216	91.1%	24.14	H.E.B., Pinstack
Bethany Park Place	Dallas-Fort Worth-Arlington	TX		1998	1998	10,200	99	95.2%	11.57	Kroger
CityLine Market	Dallas-Fort Worth-Arlington	TX		2014	2014	—	81	100.0%	29.52	Whole Foods
CityLine Market Phase II	Dallas-Fort Worth-Arlington	TX		2015	2015	—	22	93.8%	27.03	CVS
Hillcrest Village	Dallas-Fort Worth-Arlington	TX		1999	1991	—	15	100.0%	47.93	-

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Keller Town Center	Dallas-Fort Worth-Arlington	TX		1999	2014	—	120	97.1%	16.75	Tom Thumb
Lebanon/Legacy Center	Dallas-Fort Worth-Arlington	TX		2000	2002	—	56	88.6%	28.78	(WalMart)
Market at Preston Forest	Dallas-Fort Worth-Arlington	TX		1999	1990	—	96	100.0%	22.08	Tom Thumb
Mockingbird Commons	Dallas-Fort Worth-Arlington	TX		1999	1987	—	120	89.2%	18.91	Tom Thumb, Ogle School of Hair Design
Preston Oaks (6)	Dallas-Fort Worth-Arlington	TX		2013	1991	—	104	78.6%	36.17	Central Market, Talbots
Prestonbrook	Dallas-Fort Worth-Arlington	TX		1998	1998	—	92	97.7%	14.90	Kroger
Shiloh Springs	Dallas-Fort Worth-Arlington	TX		1998	1998	—	110	89.8%	14.59	Kroger
Alden Bridge	Houston-Woodlands-Sugar Land	TX		2002	1998	26,000	139	97.0%	21.24	Kroger, Walgreens
Cochran's Crossing	Houston-Woodlands-Sugar Land	TX		2002	1994	—	138	95.4%	19.51	Kroger
Baybrook East 1A	Houston-Woodlands-Sugar Land	TX	50%	2020	2020	—	106	100.0%	3.16	H.E.B
Indian Springs Center	Houston-Woodlands-Sugar Land	TX		2002	2003	—	137	99.0%	25.13	H.E.B.
Market at Springwoods Village	Houston-Woodlands-Sugar Land	TX	53%	2016	2018	5,000	167	96.2%	16.93	Kroger
Panther Creek	Houston-Woodlands-Sugar Land	TX		2002	1994	—	166	98.4%	23.66	CVS, The Woodlands Childrens Museum, Fitness Project
Southpark at Cinco Ranch	Houston-Woodlands-Sugar Land	TX		2012	2017	—	265	98.9%	13.84	Kroger, Academy Sports, PETCO, Spec's Liquor and Finer Foods
Sterling Ridge	Houston-Woodlands-Sugar Land	TX		2002	2000	—	129	97.8%	21.76	Kroger, CVS
Sweetwater Plaza	Houston-Woodlands-Sugar Land	TX	20%	2001	2000	20,000	134	93.9%	17.94	Kroger, Walgreens
The Village at Riverstone	Houston-Woodlands-Sugar Land	TX		2016	2016	—	165	95.4%	16.80	Kroger
Weslayan Plaza East	Houston-Woodlands-Sugar Land	TX	40%	2005	1969	—	169	99.1%	20.94	Berings, Ross Dress for Less, Michaels, The Next Level Fitness, Spec's Liquor, Bike Barn
Weslayan Plaza West	Houston-Woodlands-Sugar Land	TX	40%	2005	1969	33,612	186	92.1%	20.54	Randalls Food, Walgreens, PETCO, Jo-Ann's, Tuesday Morning, Homegoods
Westwood Village	Houston-Woodlands-Sugar Land	TX		2006	2006	—	187	98.8%	20.30	Fitness Project, PetSmart, Office Max, Ross Dress For Less, TJ Maxx, (Target)
Woodway Collection	Houston-Woodlands-Sugar Land	TX	40%	2005	2012	7,708	97	93.0%	30.96	Whole Foods
Carytown Exchange (7)	Richmond	VA	57%	2018	2018	—	116	70.8%	23.27	Publix, CVS
Hanover Village Shopping Center	Richmond	VA	40%	2005	1971	—	90	100.0%	9.78	Aldi, Tractor Supply Company, Harbor Freight Tools, Tuesday Morning
Village Shopping Center	Richmond	VA	40%	2005	1948	13,974	116	88.8%	24.89	Publix, CVS
Ashburn Farm Village Center	Washington-Arlington-Alexandri	VA	40%	2005	1996	—	92	100.0%	16.96	Patel Brothers, The Shop Gym
Belmont Chase	Washington-Arlington-Alexandri	VA		2014	2014	—	91	95.0%	32.70	Cooper's Hawk Winery, Whole Foods
Braemar Village Center	Washington-Arlington-Alexandri	VA	25%	2004	2004	—	104	100.0%	23.39	Safeway
Centre Ridge Marketplace	Washington-Arlington-Alexandri	VA	40%	2005	1996	11,640	107	98.9%	19.49	United States Coast Guard Ex, Planet Fitness
Festival at Manchester Lakes	Washington-Arlington-Alexandri	VA	40%	2005	2021	—	168	81.1%	29.67	Amazon Fresh, Homesense
Fox Mill Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	2013	22,500	103	94.2%	26.94	Giant
Greenbriar Town Center	Washington-Arlington-Alexandri	VA	40%	2005	1972	76,200	340	96.8%	27.98	Big Blue Swim School, Bob's Discount Furniture, CVS, Giant, Marshalls, Planet Fitness, Ross Dress for Less, Total Wine and More
Kamp Washington Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	1960	—	71	100.0%	32.69	PGA Tour Superstore
Kings Park Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	2015	21,800	97	100.0%	32.96	Giant, CVS
Lorton Station Marketplace	Washington-Arlington-Alexandri	VA	20%	2006	2005	7,300	136	67.3%	26.88	Amazon Fresh
Point 50	Washington-Arlington-Alexandri	VA		2007	2021	—	48	100.0%	30.77	Grocer
Saratoga Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	1977	22,800	113	98.2%	22.29	Giant
Shops at County Center	Washington-Arlington-Alexandri	VA		2005	2005	—	97	90.9%	19.32	Harris Teeter
The Crossing Clarendon (fka Market Common Clarendon)	Washington-Arlington-Alexandri	VA		2016	2001	—	420	90.7%	37.88	Whole Foods, Crate & Barrel, The Container Store, Barnes & Noble, Pottery Barn, Ethan Allen, The Cheesecake Factory, Life Time Fitness
The Field at Commonwealth	Washington-Arlington-Alexandri	VA		2017	2018	—	167	100.0%	22.42	Wegmans

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent (Per Sq Ft) (4)	Grocer(s) & Major Tenant(s) >35,000 SF (5)
Village Center at Dulles	Washington-Arlington-Alexandri	VA	20%	2002	1991	46,000	304	95.6%	27.04	Giant, Gold's Gym, CVS, Advance Auto Parts, Chuck E. Cheese, HomeGoods, Goodwill, Furniture Max
Willston Centre I	Washington-Arlington-Alexandri	VA	40%	2005	1952	—	105	90.8%	27.85	CVS, Fashion K City
Willston Centre II	Washington-Arlington-Alexandri	VA	40%	2005	2010	24,992	136	100.0%	27.41	Safeway, (Target), (PetSmart)
6401 Roosevelt	Seattle-Tacoma-Bellevue	WA		2019	1929	—	8	100.0%	23.44	-
Aurora Marketplace	Seattle-Tacoma-Bellevue	WA	40%	2005	1991	13,400	107	100.0%	17.30	Safeway, TJ Maxx
Ballard Blocks I	Seattle-Tacoma-Bellevue	WA	50%	2018	2007	—	132	95.8%	27.45	LA Fitness, Ross Dress for Less, Trader Joe's
Ballard Blocks II	Seattle-Tacoma-Bellevue	WA	50%	2018	2018	—	117	99.3%	33.40	Bright Horizons, Kaiser Permanente, PCC Community Markets, Prokarma, Trufusion, West Marine
Broadway Market	Seattle-Tacoma-Bellevue	WA	20%	2014	1988	21,500	140	97.9%	28.78	Gold's Gym, Mosaic Salon Group, Quality Food Centers
Cascade Plaza	Seattle-Tacoma-Bellevue	WA	20%	1999	1999	—	206	97.7%	13.29	Big 5 Sporting Goods, Big Lots, Dollar Tree, Jo-Ann Fabrics, Planet Fitness, Ross Dress For Less, Safeway
Eastgate Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	2021	22,000	85	100.0%	31.21	Safeway, Rite Aid
Grand Ridge Plaza	Seattle-Tacoma-Bellevue	WA		2012	2018	—	331	97.5%	25.75	Bevmo!, Dick's Sporting Goods, Marshalls, Regal Cinemas,Safeway, Ulta
Inglewood Plaza	Seattle-Tacoma-Bellevue	WA		1999	1985	—	17	100.0%	44.55	-
Klahanie Shopping Center	Seattle-Tacoma-Bellevue	WA		2016	1998	—	67	95.8%	36.16	(QFC)
Melrose Market	Seattle-Tacoma-Bellevue	WA		2019	2009	—	21	87.2%	32.44	-
Overlake Fashion Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	2020	—	87	100.0%	28.97	Marshalls, Bevmo!, Amazon Go Grocery
Pine Lake Village	Seattle-Tacoma-Bellevue	WA		1999	1989	—	103	96.7%	25.41	Quality Food Centers, Rite Aid
Roosevelt Square	Seattle-Tacoma-Bellevue	WA		2017	2017	—	150	96.0%	26.69	Whole Foods, Bartell, Guitar Center, LA Fitness
Sammamish-Highlands	Seattle-Tacoma-Bellevue	WA		1999	2013	—	101	97.5%	38.07	Trader Joe's, Bartell Drugs, (Safeway)
Southcenter	Seattle-Tacoma-Bellevue	WA		1999	1990	—	58	93.0%	31.91	(Target)
Regency Centers Total						$1,921,016	51,164	94.0%	$23.18

(1)
CBSA refers to Core Based Statistical Area.
(2)
Represents our ownership interest in the property, if not wholly owned.
(3)
Includes properties where we have not yet incurred at least 90% of the expected costs to complete and 95% occupied or the anchor has not yet been open for at least two calendar years (“development properties” or “properties in development”). If development properties are excluded, the total percentage leased would be 94.1% for our Combined Portfolio of shopping centers.
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

As of February 03, 2022, there were 68,687 holders of common equity.

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

There were no unregistered sales of equity securities during the quarter ended December 31, 2021.

The following table represents information with respect to purchases by the Parent Company of its common stock by months during the three month period ended December 31, 2021:

Period	Total number of shares purchased (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Average price paid per share	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2021, through October 31, 2021	250	—	$68.16	$250,000,000
November 1, 2021, through November 30, 2021	—	—	$—	$250,000,000
December 1, 2021, through December 31, 2021	—	—	$—	$250,000,000

(1)
Represents shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.
(2)
Under the Company’s current common share repurchase program the Company may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. This current program will expire February 3, 2023. The timing and actual number of shares purchased under the program depend upon the marketplace conditions and other factors. The program remains subject to the discretion of the Board. Through December 31, 2021, no shares have been repurchased under this program.

The performance graph furnished below shows Regency’s cumulative total stockholder return to the S&P 500 Index, the FTSE Nareit Equity REIT Index, and the FTSE Nareit Equity Shopping Centers index since December 31, 2016. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Regency Centers Corporation	$100.00	103.59	91.14	101.55	77.27	132.43
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
FTSE NAREIT Equity REITs	100.00	105.23	100.36	126.45	116.34	166.64
FTSE NAREIT Equity Shopping Centers	100.00	88.63	75.74	94.70	68.52	113.09

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Pandemic

For a discussion of the COVID-19 pandemic, refer to Part I Item 1. Business.

Executing on our Strategy

During the year ended December 31, 2021, we had Net income attributable to common stockholders of $361.4 million, as compared to $44.9 million during the year ended December 31, 2020, as the impact of reopening following pandemic restrictions brought significant customer traffic back to our shopping centers. The year ended December 31, 2020, includes the impacts of a $132.1 million Goodwill impairment charge and $117.0 million of uncollectible Lease income, primarily as a result of the COVID-19 pandemic.

During the year ended December 31, 2021:

•
Our Pro-rata same property NOI, excluding termination fees, grew 16.2%, primarily attributable to collections of previously reserved rent and improvements in current period collection rates. Although rates continue to remain below pre-pandemic levels, they have improved to 99% for the three months ended December 31, 2021, as of February 7, 2022.
•
We executed 1,979 new and renewal leasing transactions representing 7.0 million Pro-rata SF with positive trailing twelve month rent spreads of 5.5% during 2021, as compared to 1,511 leasing transactions representing 5.8 million Pro-rata SF with positive trailing twelve month rent spreads of 2.2% in 2020. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At December 31, 2021, our total property portfolio was 94.1% leased while our same property portfolio was 94.3% leased, as compared to 92.3% leased and 92.9% leased, respectively, at December 31, 2020.

We continued our development and redevelopment of high quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects totaled $307.3 million as compared to $319.3 million at December 31, 2020.
•
Development and redevelopment projects completed during 2021 represent $67.6 million of estimated net project costs with an average stabilized yield of 9.0%.

We maintained a conservative balance sheet providing liquidity and financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
On January 15, 2021, we repaid our $265 million Term Loan, leaving us with no unsecured debt maturities until 2024.
•
On February 9, 2021, we entered into an Amended and Restated Credit Agreement, which among other items, i) maintains our previous level of borrowing capacity of $1.25 billion, ii) includes a $125 million sublimit for swingline loans and $50 million available for issuance of letters of credit, iii) extends the maturity date to March 23, 2025, and iv) provides for two six-month extension options. The existing financial covenants under the Line remained unchanged. As of December 31, 2021, our borrowing capacity under the Line was $1.2 billion, with no borrowings outstanding.
•
During May and June 2021, we entered into forward sale agreements under our ATM program through which we can issue
2,316,760 shares of our common stock at an average offering price of $64.59 before underwriting discount and offering expenses.
o
During September 2021, we settled and issued 1,332,142 shares under such forward sale agreements at a weighted average price of $63.71, before underwriting discounts and offering expenses. Net proceeds received at settlement were approximately $82.5 million, which were used to fund the acquisition of USAA's partnership interest in a seven property portfolio.
o
The remaining unsettled shares under the forward sale agreements must be settled within one year of their trade dates, which range from June 6, 2022 to June 11, 2022. Proceeds from the remaining issuance of shares are expected to be approximately $65 million before underwriting discounts and offering expenses and will be used to fund new investments which may include acquisitions of operating properties, developments and redevelopments, or for general corporate purposes.

•
At December 31, 2021, our Pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 5.1x as compared to 6.0x at December 31, 2020.

Leasing Activity and Significant Tenants

We believe our high-quality, grocery anchored shopping centers located in suburban trade areas with compelling demographics create attractive spaces for retail and service providers to operate their businesses.

Pro-rata Percent Leased

The following table summarizes Pro-rata percent leased of our combined Consolidated and Unconsolidated shopping center portfolio:

	December 31, 2021	December 31, 2020
Percent Leased – All properties	94.1%	92.3%
Anchor space	97.0%	95.1%
Shop space	89.2%	87.5%

Our percent leased in both the Anchor and Shop space categories increased primarily due to leasing activity during 2021. This resulted from greater demand for space and confidence among existing tenants as their businesses recovered from the initial impacts of the pandemic in 2020, during which we experienced greater tenant closures and bankruptcies.

Pro-rata Leasing Activity

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our co-investment partnerships:

	Year Ended December 31, 2021
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	25	667	$20.10	$44.50	$6.18
Renewal	124	2,941	15.34	0.56	0.21
Total Anchor Leases	149	3,608	$16.22	$8.68	$1.31
Shop Space Leases
New	573	1,022	$34.38	$28.77	$10.87
Renewal	1,257	2,324	34.31	1.62	0.79
Total Shop Space Leases	1,830	3,346	$34.33	$9.92	$3.87
Total Leases	1,979	6,954	$24.93	$9.28	$2.54

	Year Ended December 31, 2020
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	19	442	$14.69	$28.45	$4.67
Renewal	107	2,854	13.77	0.38	0.25
Total Anchor Leases	126	3,296	$13.89	$4.14	$0.84
Shop Space Leases
New	369	608	$34.61	$30.68	$9.30
Renewal	1,016	1,866	32.30	1.58	0.54
Total Shop Space Leases	1,385	2,474	$32.87	$8.74	$2.69
Total Leases	1,511	5,770	$22.03	$6.11	$1.63

The weighted average base rent per square foot on signed shop space leases during 2021 was $34.33 PSF, which is higher than the weighted average annual base rent per square foot of all shop space leases due to expire during the next 12 months of $32.93 PSF. New and renewal rent spreads, as compared to prior rents on these same spaces leased, were positive at 5.5% for the twelve months ended December 31, 2021, as compared to 2.2% for the twelve months ended December 31, 2020.

While new and renewal rent spreads were positive during 2021, a worsening of the current economic environment could suppress demand for space in our centers which may result in pricing pressure on rents. Further, we could see higher rates for tenant build outs as costs of materials are increasing as labor and supply availability are decreasing.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification as seen in our Properties tables in Item 2. We avoid dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	December 31, 2021
Anchor	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annualized Base Rent (1)
Publix	68	7.2%	3.4%
Kroger Co.	54	7.5%	3.3%
Albertsons Companies, Inc.	45	4.6%	2.9%
TJX Companies, Inc.	62	3.5%	2.6%
Amazon/Whole Foods	35	2.7%	2.5%
(1)
Includes Regency's Pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

The impact of bankruptcies may increase significantly if tenants occupying our centers are unable to recover as a result of the continuing challenges from the COVID-19 pandemic, which could materially adversely impact Lease income. During 2021, the number of tenants filing for bankruptcy declined compared to 2020 with a number of tenants emerging from bankruptcy after reorganization. However, the potential severity of future variants of COVID-19, the challenges of operating with mask and vaccine mandates, combined with the impacts of inflation, labor shortages, and supply chain disruptions may adversely impact our tenants.

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

Our management team devotes significant time to researching and monitoring retail trends, consumer preferences, customer shopping behaviors, changes in retail delivery methods, shifts to e-commerce, and changing demographics in order to anticipate the challenges and opportunities impacting the retail industry. As the economy recovers from the effects of the ongoing pandemic, our tenants may be adversely impacted by challenges such as rising costs, labor shortages, supply chain constraints, and reduced in-store sales, which could have an adverse effect on our results from operations. We seek to mitigate these potential impacts through tenant diversification, replacing weaker tenants with stronger operators, anchoring our centers with market leading grocery stores that drive customer traffic, and maintaining a presence in suburban trade areas with compelling demographic populations benefitting from high levels of disposal income.

The COVID-19 pandemic resulted in many tenants requesting concessions from rent obligations, particularly during 2020, primarily in the form of deferrals and, to a lesser extent, abatements and requests to negotiate future rents. See note 1 to the Consolidated Financial Statements for further information on deferrals. There can be no assurances that all such deferred rent will ultimately be collected, or collected within the timeframes agreed upon. Whether vaccination rates will continue to rise, whether state and local authorities impose new mandated closures or capacity restrictions, and whether current vaccines prove to be effective against variants of the COVID-19 virus will influence the success of our tenants and their ability to pay us rent.

Results from Operations

Although inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers, inflation has recently increased in the United States. While the United States economy continues to recover from the effects of the COVID-19 pandemic, ongoing changes in economic conditions such as labor shortages, employee retention costs, increased material and shipping costs, and supply chain constraints have spurred a rise in wages and increased operating costs and challenges for our tenants and us.

Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation on our operating centers by requiring tenants to pay their Pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance and utilities. Over half of our leases are for terms of less than ten years, primarily within Shop space, which permits us to seek increased rents upon re-rental at market rates. However, our ability to pass through increases in our operating expenses to our tenants is dependent on the tenants' ability to absorb and pay these increases. Additionally, increases in operating expenses passed through to our tenants, without a corresponding increase in our tenants' profitability, may place pressure on our ability to grow base rent as tenants look to manage their total occupancy costs.

Comparison of the years ended December 31, 2021 and 2020:

Our revenues changed as summarized in the following table:

(in thousands)	2021	2020	Change
Lease income	$1,113,368	980,166	133,202
Other property income	12,456	9,508	2,948
Management, transaction, and other fees	40,337	26,501	13,836
Total revenues	$1,166,161	1,016,175	149,986

Lease income increased $133.2 million, driven by the following contractually billable components of rent to the tenants per the lease agreements:

•
$105.9 million increase from favorable changes in Uncollectible lease income.
o
During 2021, Uncollectible lease income was a net positive $23.5 million driven by $42.0 million collection of prior year reserves on cash basis tenants partially offset by $18.5 million reserve recognition on current year billings.
o
During 2020, Uncollectible lease income was a net charge of $82.4 million driven by reserves recognized on cash basis tenants due to lower cash collections during the pandemic.
o
While we expect collections to remain below pre-pandemic levels over the next year, we continue to experience improvements in our collection rates. Approximately 99% of the base rent billed for the three months ended December 31, 2021, has been collected through February 7, 2022.
•
$37.1 million increase in straight-line rent from less uncollectible straight-line rent in 2021 due to fewer new cash basis tenants identified as compared to 2020 as well as re-establishing $11.4 million in straight-line rent receivable related to certain tenants converting back to accrual basis as we consider collections from them to be probable.
•
$11.7 million increase from contractual Recoveries from tenants, which represents the tenants' pro-rata share of the operating, maintenance, insurance and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, primarily from the following:
o
$12.6 million net increase from same properties due to higher operating costs in the current year and greater recovery of those expenses from tenants; and
o
$1.2 million increase from rent commencing at development properties and acquisitions of operating properties; offset by
o
$2.1 million decrease from the sale of operating properties.
•
$2.1 million increase in Other lease income primarily from an increase in termination and easement fees, temporary tenants, and income from electric vehicle charging stations.
•
$438,000 increase in Percentage rent due to improved tenant sales as pandemic restrictions eased.
•
$17.7 million decrease in Above and below market rent primarily from same properties driven by 2020 tenant move-outs and the timing of lease term modifications.

•
$6.3 million decrease from billable Base rent, as follows:
o
$8.9 million decrease from the sale of operating properties; offset by
o
$1.1 million increase from acquisitions of operating properties;
o
$945,000 increase from rent commencing at development properties; and
o
$476,000 net increase from same properties, particularly from a $5.4 million increase related to our consolidation of the seven properties previously held in the USAA partnership, offset by a $4.9 million net decrease in the remaining same properties due to loss of rents from tenant move-outs and deferral agreements that required lease modification treatment.

Other property income increased $2.9 million primarily due to an increase in settlements.

Management, transaction and other fees increased $13.8 million from promote income recognized for exceeding return thresholds for our performance as managing member of the USAA partnership.

Changes in our operating expenses are summarized in the following table:

(in thousands)	2021	2020	Change
Depreciation and amortization	$303,331	345,900	(42,569)
Operating and maintenance	184,553	170,073	14,480
General and administrative	78,218	75,001	3,217
Real estate taxes	142,129	143,004	(875)
Other operating expenses	5,751	12,642	(6,891)
Total operating expenses	$713,982	746,620	(32,638)

Depreciation and amortization costs changed as follows:

•
$40.8 million decrease primarily attributable to:
o
$13.0 million decrease related to various acquired lease intangibles becoming fully amortized;
o
$13.6 million decrease related to higher early tenant move-outs recognized in 2020; and
o
$14.2 million decrease primarily attributable to higher depreciation in 2020 related to development and redevelopment projects;
•
$2.6 million decrease from the sale of operating properties; offset by
•
$847,000 increase from acquisitions of operating properties and corporate assets.

Operating and maintenance costs increased, on a net basis, as follows:

•
$2.5 million net increase from acquisitions of operating properties and development properties; and
•
$12.5 million net increase from same properties primarily attributable to higher insurance premiums, utility costs and general property maintenance as our centers return to normal operating levels; offset by
•
$518,000 decrease from the sale of operating properties.

General and administrative costs increased, on a net basis, as follows:

•
$4.0 million net increase in compensation costs primarily driven by performance based incentives; offset by
•
$1.0 million decrease due to higher development overhead capitalization based on the status and progress of development and redevelopment projects during the year.
•
We expect travel and entertainment costs to increase as we return to more normal operations. Additionally, we may continue to see increases in compensation costs and general corporate overhead due to inflation, labor shortages and the related cost of retaining our employee base.

Other operating expenses decreased $6.9 million primarily due to lower development pursuit costs.

The following table presents the components of other expense (income):

(in thousands)	2021	2020	Change
Interest expense, net
Interest on notes payable	$147,439	148,371	(932)
Interest on unsecured credit facilities	2,119	9,933	(7,814)
Capitalized interest	(4,202)	(4,355)	153
Hedge expense	438	4,329	(3,891)
Interest income	(624)	(1,600)	976
Interest expense, net	145,170	156,678	(11,508)
Goodwill impairment	—	132,128	(132,128)
Provision for impairment of real estate	84,389	18,536	65,853
Gain on sale of real estate, net of tax	(91,119)	(67,465)	(23,654)
Early extinguishment of debt	—	21,837	(21,837)
Net investment (income) loss	(5,463)	(5,307)	(156)
Total other expense (income)	$132,977	256,407	(123,430)

The $11.5 million net decrease in total interest expense is primarily due to:

•
$7.8 million decrease in Interest on unsecured credit facilities primarily related to the January 2021 repayment of the $265 million term loan and a lower average outstanding balance on the Line;
•
$932,000 net decrease in Interest on notes payable from the payoff of $300 million of senior unsecured notes in September 2020 together with the repayment of several mortgages, offset by the issuance of $600 million of senior unsecured notes in May 2020; and
•
$3.9 million decrease in Hedge expense as previously settled swaps hedging our ten-year notes fully amortized in 2020.

During the year ended December 31, 2020, we recognized $132.1 million of Goodwill impairment due to the significant adverse market and economic impacts of the COVID-19 pandemic.

During 2021, we recognized $84.4 million of impairment losses resulting from the impairment of two operating properties. During 2020, we recognized $18.5 million of impairment losses resulting from the impairment of two operating properties and one land parcel.

During 2021, we recognized gains of $91.1 million from the sale of five land parcels and six operating properties. During 2020, we recognized gains of $67.5 million from the sale of ten land parcels, five operating properties, and receipt of property insurance proceeds.

During 2020, we incurred $21.8 million of debt extinguishment costs of which $19.4 million related to the early redemption of our unsecured notes due to mature in 2022 and a $2.4 million charge for termination of an interest rate swap on our term loan that was repaid in January 2021.

Our equity in income (losses) of investments in real estate partnerships changed as follows:

(in thousands)	Regency's Ownership	2021	2020	Change
GRI - Regency, LLC (GRIR)	40.00%	$34,655	$25,425	9,230
Equity One JV Portfolio LLC (NYC)	30.00%	315	488	(173)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	1,976	1,030	946
Columbia Regency Partners II, LLC (Columbia II)	20.00%	10,987	1,045	9,942
Columbia Village District, LLC	30.00%	1,522	757	765
RegCal, LLC (RegCal)	25.00%	2,058	1,296	762
US Regency Retail I, LLC (USAA) (1)	20.01%	631	790	(159)
Other investments in real estate partnerships	35.00% - 50.00%	(5,058)	3,338	(8,396)
Total equity in income of investments in real estate partnerships		$47,086	$34,169	12,917
(1)
We acquired our partner’s 80% interest in the seven properties held in the USAA partnership on August 1, 2021; therefore results following the date of acquisition are included in consolidated results.

The $12.9 million increase in our Equity in income of investments in real estate partnerships is largely attributable to favorable uncollectible lease income along with re-instating straight-line rent on certain tenants returning to accrual basis during the year, including the following:

•
$9.2 million increase within GRIR primarily due to continued improvement in tenant rent collections; and
•
$9.9 million increase within Columbia II primarily due to an $8.9 million pro-rata gain on sale of one operating property; offset by
•
$8.4 million decrease within Other investments in real estate partnerships from a $9.2 million impairment of a single property partnership, which sold in August, offset by continued improvement in tenant rent collections at the remaining partnerships' properties.

The following represents the remaining components that comprise net income attributable to the common stockholders and unit holders:

(in thousands)	2021	2020	Change
Net income	$366,288	47,317	318,971
Income attributable to noncontrolling interests	(4,877)	(2,428)	(2,449)
Net income attributable to common stockholders	$361,411	44,889	316,522
Net income attributable to exchangeable operating partnership units	1,615	203	1,412
Net income attributable to common unit holders	$363,026	45,092	317,934

Comparison of the years ended December 31, 2020 and 2019:

For a comparison of our results from operations for the years ended December 31, 2020 and 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 17, 2021.

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

We do not consider non-GAAP measures an alternative to financial measures determined in accordance with GAAP, rather they supplement GAAP measures by providing additional information we believe to be useful to shareholders. The principal limitation of these non-GAAP financial measures is they may exclude significant expense and income items that are required by GAAP to be recognized in our consolidated financial statements. In addition, they reflect the exercise of management’s judgment about which expense and income items are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, reconciliations of the non-GAAP financial measures we use to their most directly comparable GAAP measures are provided. Non-GAAP financial measures should not be relied upon in evaluating our financial condition, results of operations, or future prospects.

Pro-rata Same Property NOI:

Our Pro-rata same property NOI, excluding termination fees/expenses, changed from the following major components:

(in thousands)	2021	2020	Change
Real estate revenues:
Base rent (1)	$856,993	860,805	(3,812)
Recoveries from tenants (1)	290,481	277,389	13,092
Percentage rent (1)	7,715	7,144	571
Termination fees (1)	6,446	7,775	(1,329)
Uncollectible lease income	25,684	(91,015)	116,699
Other lease income (1)	11,584	9,982	1,602
Other property income	9,873	6,729	3,144
Total real estate revenue	1,208,776	1,078,809	129,967
Real estate operating expenses:
Operating and maintenance	188,834	175,299	13,535
Termination expense	—	25	(25)
Real estate taxes	158,940	158,413	527
Ground rent	11,829	11,964	(135)
Total real estate operating expenses	359,603	345,701	13,902
Pro-rata same property NOI	$849,173	733,108	116,065
Less: Termination fees / expense	6,446	7,750	(1,304)
Pro-rata same property NOI, excluding termination fees / expense	$842,727	725,358	117,369
Pro-rata same property NOI growth, excluding termination fees / expense			16.2%
(1)
Represents amounts included within Lease income, in the accompanying Consolidated Statements of Operations and further discussed in note 1, that are contractually billable to the tenant per the terms of the lease agreements.
•
Billable Base rent decreased $3.8 million due to loss of rents from bankruptcies and other tenant move-outs which were partially offset by contractual rent increases.
•
Recoveries from tenants increased $13.1 million due to higher operating costs in the current year and greater recovery of those expenses from tenants.
•
Termination fees decreased $1.3 million primarily due to strategic changes in anchor merchandising mix during 2020.
•
Uncollectible lease income decreased $116.7 million primarily driven by the collection of previously reserved amounts and improvements in current period collection rates.
•
Other lease income increased $1.6 million primarily due to increases in easement fees earned, rent from temporary tenants, and income from electric vehicle charging stations.
•
Other property income increased $3.1 million primarily due to an increase in settlements.
•
Operating and maintenance increased $13.5 million primarily due to increases in insurance costs and increases in utility costs and general property maintenance as our centers return to normal operating levels.

Same Property Rollforward:

Our same property pool includes the following property count, Pro-rata GLA, and changes therein:

	2021		2020
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	393	40,228	396	40,525
Acquired properties owned for entirety of comparable periods	2	924	5	315
Developments that reached completion by beginning of earliest comparable period presented	6	683	3	553
Disposed properties	(8)	(420)	(8)	(677)
SF adjustments (1)	—	(121)	—	(43)
Properties under or being repositioned for redevelopment	—	—	(3)	(445)
Ending same property count	393	41,294	393	40,228
(1)
SF adjustments arise from remeasurements or redevelopments.

Nareit FFO and Core Operating Earnings:

Our reconciliation of net income attributable to common stock and unit holders to Nareit FFO and to Core Operating Earnings is as follows:

(in thousands, except share information)	2021	2020
Reconciliation of Net income to Nareit FFO
Net income attributable to common stockholders	$361,411	44,889
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	330,364	375,865
Goodwill impairment	—	132,128
Provision for impairment of real estate	95,815	18,778
Gain on sale of real estate	(100,499)	(69,879)
Exchangeable operating partnership units	1,615	203
Nareit FFO attributable to common stock and unit holders	$688,706	$501,984
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit Funds From Operations	688,706	501,984
Adjustments to reconcile to Core Operating Earnings: (1)
Not Comparable Items
Early extinguishment of debt	—	22,043
Promote income	(13,589)	—
Certain Non Cash Items
Straight line rent	(13,534)	(15,605)
Uncollectible straight line rent	(5,965)	39,255
Above/below market rent amortization, net	(23,889)	(41,293)
Debt premium/discount amortization	(565)	(1,233)
Core Operating Earnings	$631,164	$505,151
(1)
Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interests.

Reconciliation of Same Property NOI to Nearest GAAP Measure:

Our reconciliation of Net income attributable to common stockholders to Same Property NOI, on a Pro-rata basis, is as follows:

(in thousands)	2021	2020
Net income attributable to common stockholders	$361,411	44,889
Less:
Management, transaction, and other fees	40,337	26,501
Other (1)	46,860	25,912
Plus:
Depreciation and amortization	303,331	345,900
General and administrative	78,218	75,001
Other operating expense	5,751	12,642
Other expense	132,977	256,407
Equity in income of investments in real estate excluded from NOI (2)	53,119	59,726
Net income attributable to noncontrolling interests	4,877	2,428
Pro-rata NOI	852,487	744,580
Less non-same property NOI (3)	(3,314)	(11,472)
Pro-rata same property NOI	$849,173	$733,108
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

We continually assess our available liquidity and our expected cash uses, which includes monitoring our tenant rent collections. Our rent collection experience during the pandemic has been lower than historical pre-pandemic averages, but has substantially improved during 2021 as compared to its low in the second quarter of 2020. During the three months ended December 31, 2021, billed base rent collections were 99% as of February 7, 2022. Although having improved significantly, collection rates are expected to remain lower than historical pre-pandemic averages for the next twelve months.

The success of our tenants and their ability to pay rent continues to be significantly influenced by many challenges including rising costs, labor shortages, supply chain constraints, reduced sales, store closures, capacity restrictions, and on-going variants of COVID-19.

We draw on multiple financing sources to fund our long-term capital needs, including the capital requirements of our in process and planned developments, redevelopments, capital expenditures, and the repayment of debt. We expect to meet these needs by using a combination of the following: cash flow from operations after funding our dividend, proceeds from the sale of real estate, mortgage loan and unsecured bank financing, distributions received from our co-investment partnerships, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new unsecured debt. We continually evaluate alternative financing options, and we believe we can obtain financing on reasonable terms.

We have no unsecured debt maturities until 2024 and a manageable level of secured mortgage maturities during the next 12 months, including those mortgages within our real estate partnerships. Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next year.

In addition to our $93.1 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	December 31, 2021
ATM equity program (see note 12 to our Consolidated Financial Statements)
Original offering amount	$500,000
Available capacity (1)	$350,363
Line of Credit (see note 9 to our Consolidated Financial Statements)
Total commitment amount	$1,250,000
Available capacity (2)	$1,240,619
Maturity (3)	March 23, 2025
(1)
During May and June 2021, we entered into forward sales agreements with respect to 2,316,760 shares that were executed in several tranches at a weighted average offering price of $64.59 per share before any underwriting discount and offering expenses. During September 2021, we settled 1,332,142 of the shares subject to forward sales agreements, receiving proceeds of $82.5 million. The remaining shares subject to forward sales agreements must be settled within approximately one year of their trade dates, which vary by agreement, and range from June 6, 2022 through June 11, 2022, and are expected to result in net proceeds of approximately $65 million.
(2)
Net of letters of credit.
(3)
The Company has the option to extend the maturity for two additional six-month periods.

The declaration of dividends is determined quarterly by our Board of Directors. On February 9, 2022, our Board of Directors declared a common stock dividend of $0.625 per share, payable on April 5, 2022, to shareholders of record as of March 15, 2022. While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes. We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the years ended December 31, 2021 and 2020, we generated cash flow from operations of $659.4 million and $499.1 million, respectively, and paid $404.9 million and $301.9 million in dividends to our common stock and unit holders, respectively.

We currently have development and redevelopment projects in various stages of construction, along with a pipeline of potential projects for future development or redevelopment. After funding our common stock dividend payment in January 2022, we estimate that we will require capital during the next twelve months of approximately $368.5 million. This required capital includes funding construction and related costs for leasing commissions and committed tenant improvements and in-process developments and redevelopments, making capital contributions to our co-investment partnerships, and repaying maturing debt.

If we start new developments or redevelopments, commit to property acquisitions, repay debt prior to maturity, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease. We expect to generate the necessary cash to fund our long-term capital needs from cash flow from operations, borrowings from our Line, proceeds from the sale of real estate, mortgage loan and unsecured bank financing, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new unsecured debt.

We endeavor to maintain a high percentage of unencumbered assets. As of December 31, 2021, 89.4% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our trailing twelve month Fixed charge coverage ratio, including our Pro-rata share of our partnerships, was 4.5x and 3.6x for the periods ended December 31, 2021 and 2020, respectively, and our Pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 5.1x and 6.0x, respectively, for the same periods.

Our Line and unsecured debt require that we remain in compliance with various covenants, which are described in note 9 to the Consolidated Financial Statements. We are in compliance with these covenants at December 31, 2021, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

(in thousands)	2021	2020	Change
Net cash provided by operating activities	$659,388	499,118	160,270
Net cash used in investing activities	(286,352)	(25,641)	(260,711)
Net cash used in financing activities	(656,459)	(210,589)	(445,870)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(283,423)	262,888	(546,311)
Total cash, cash equivalents, and restricted cash	$95,027	$378,450	(283,423)

Net cash provided by operating activities:

Net cash provided by operating activities increased by $160.3 million due to:

•
$162.8 million increase in cash flows from higher rent collections on current and prior year rent billings, including collections of deferred rents, partially offset by,
•
$2.5 million decrease from cash paid in 2021 to settle interest rate swaps on our term loan which was repaid in January 2021.

Net cash used in investing activities:

Net cash used in investing activities changed by $260.7 million as follows:

(in thousands)	2021	2020	Change
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $2,991 in 2021	$(392,051)	(16,767)	(375,284)
Real estate development and capital improvements	(177,631)	(180,804)	3,173
Proceeds from sale of real estate	206,193	189,444	16,749
Proceeds from property insurance casualty claims	—	7,957	(7,957)
Issuance of notes receivable, net	(20)	(1,340)	1,320
Investments in real estate partnerships	(23,476)	(51,440)	27,964
Return of capital from investments in real estate partnerships	99,945	32,125	67,820
Dividends on investment securities	813	353	460
Acquisition of investment securities	(23,971)	(25,155)	1,184
Proceeds from sale of investment securities	23,846	19,986	3,860
Net cash used in investing activities	$(286,352)	(25,641)	(260,711)

Significant changes in investing activities include:

•
We paid $392.1 million to purchase twelve operating properties during 2021, including seven properties in which we previously held a 20% interest. We paid $16.8 million for the acquisition of one property during 2020.
•
We invested $3.2 million less in 2021 than 2020 in real estate development, redevelopment, and capital improvements, as further detailed in the tables below.
•
We received proceeds of $206.2 million from the sale of seven shopping centers and five land parcels in 2021, compared to $189.4 million for six shopping centers and eleven land parcels in 2020.
•
We received property insurance claim proceeds of $8.0 million during 2020 primarily related to a single property damaged by a tornado in 2020 and additional proceeds received on prior year fire and tornado claims.
•
We invested $23.5 million in our real estate partnerships during 2021, including:
o
$18.7 million to fund our share of debt refinancing activities,
o
$4.8 million to fund our share of development and redevelopment activities.

During the same period in 2020, we invested $51.4 million in our real estate partnerships, including:

o
$19.6 million to fund our share of development and redevelopment activities,
o
$16.0 million to fund our share of acquiring an additional equity interest in one partnership, and
o
$15.8 million to fund our share of debt refinancing activities.
•
Return of capital from our unconsolidated investments in real estate partnerships includes sales or financing proceeds. The $99.9 million received in 2021 is our share of proceeds from debt refinancing activities and the sale of four operating properties and one land parcel. During the same period in 2020, we received $32.1 million from the sale of two operating properties and our share of proceeds from debt refinancing activities.
•
Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment. During 2021, we deployed capital of $177.6 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

(in thousands)	2021	2020	Change
Capital expenditures:
Land acquisitions	$11,820	—	11,820
Building and tenant improvements	53,752	46,902	6,850
Redevelopment costs	78,056	98,177	(20,121)
Development costs	19,426	20,155	(729)
Capitalized interest	4,085	3,762	323
Capitalized direct compensation	10,492	11,808	(1,316)
Real estate development and capital improvements	$177,631	180,804	(3,173)
•
Land acquisitions increased $11.8 million primarily driven by the purchase of land formerly held under ground leases at two of our existing centers.
•
Building and tenant improvements increased $6.9 million during the year ended December 31, 2021, primarily related to the timing of capital projects.
•
Redevelopment expenditures were lower during 2021 due to the timing and magnitude of projects in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovation, new out-parcel building construction, and redevelopment related tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan. The timing and duration of these projects could also result in volatility in NOI. See the tables below for more details about our redevelopment projects.
•
Development expenditures remained consistent based on the timing and magnitude of our development projects currently in process. See the tables below for more details about our development projects.
•
Interest is capitalized on our development and redevelopment projects and is based on cumulative actual costs expended. We cease interest capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond twelve months after the anchor opens for business. If we reduce our development and redevelopment activity, the amount of interest that we capitalize may be lower than historical averages.
•
We have a staff of employees who directly support our development program, which includes redevelopment of our existing properties. Internal compensation costs directly attributable to these activities are capitalized as part of each project. We currently expect that our development and redevelopment activities will approximate our recent historical averages, although the amount of activity will vary by type. Reduction in the level of future development activity could adversely impact results of operations by reducing the amount of internal costs for development or redevelopment activity without a corresponding reduction in compensation costs.

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					December 31, 2021
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated / Actual Net Development Costs (2) (3)	Center GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred

Developments In-Process
Carytown Exchange - Phase I & II	Richmond, VA	64%	Q4-18	2023	$29,174	74	$394	73%
East San Marco	Jacksonville, FL	100%	Q4-20	2024	19,519	59	331	59%

Developments Completed
Baybrook East 1A (4)	Houston, TX	50%	Q4-20	2022	$2,300	55	$42
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.

(4)
Estimated Net Development Costs for Baybrook East 1A is limited to our ownership interest in the value of land and site improvements to deliver a parcel to a grocer, under a ground lease agreement, to construct their building and improvements. This property is included in our Investments in real estate partnerships.

The following table summarizes our redevelopment projects in-process and completed:

(in thousands)					December 31, 2021
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated Incremental Project Costs (2) (3)	Center GLA (3)	% of Costs Incurred

Redevelopments In-Process
The Crossing Clarendon	Metro, DC	100%	Q4-18	2024	$57,374	129	63%
The Abbot	Boston, MA	100%	Q2-19	2023	58,217	65	71%
Sheridan Plaza	Hollywood, FL	100%	Q3-19	2022	12,115	507	85%
Preston Oaks	Dallas, TX	100%	Q4-20	2023	22,327	103	66%
Serramonte Center	San Francisco, CA	100%	Q4-20	2026	55,000	1,073	53%
Westbard Square Phase I	Bethesda, MD	100%	Q2-21	2025	37,038	123	18%
Various Properties	Various	100%	Various	Various	16,542	1,025	55%

Redevelopments Completed
Bloomingdale Square	Tampa, FL	100%	Q3-18	2022	$21,327
Point 50	Metro, DC	100%	Q4-18	2023	17,354
West Bird Plaza	Miami, FL	100%	Q4-19	2022	10,338
Various Properties	Various	40%-100%	Various	Various	16,270
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.

Despite management's planning and mitigations, including fixed construction contracts, contingencies in underwriting, and other planning efforts, inflation could have an effect on our construction costs necessary to complete our development and redevelopment projects. Additionally, labor shortages and supply chain issues could extend the time to completion.

Net cash used in financing activities:

Net cash flows used in financing activities changed during 2021, as follows:

(in thousands)	2021	2020	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$82,510	125,608	(43,098)
Repurchase of common shares in conjunction with equity award plans	(4,083)	(5,512)	1,429
Distributions to limited partners in consolidated partnerships, net	(4,345)	(2,770)	(1,575)
Dividend payments and operating partnership distributions	(404,900)	(301,903)	(102,997)
Repayments of unsecured credit facilities, net	(265,000)	(220,000)	(45,000)
Proceeds from debt issuance	—	598,830	(598,830)
Debt repayment, including early redemption costs	(53,269)	(400,048)	346,779
Payment of loan costs	(7,468)	(5,063)	(2,405)
Proceeds from sale of treasury stock, net	96	269	(173)
Net cash used in financing activities	$(656,459)	(210,589)	(445,870)

Significant financing activities during the years ended December 31, 2021 and 2020 include the following:

•
We received proceeds of $82.5 million, net of costs, in 2021, upon partially settling our forward equity sales under our ATM program entered into during May and June 2021. We received proceeds of $125.6 million, net of costs, in 2020 upon settling our forward equity sales under our ATM program.
•
We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $4.1 million and $5.5 million during the years ended December 31, 2021 and 2020, respectively.

•
We paid $103.0 million more in dividends during 2021 compared to 2020 primarily as a result of shifting our fourth quarter 2020 dividend payment date to January 2021 and an increase in common stock shares outstanding from partially settling our forward equity sales.
•
We had the following debt related activity during 2021:
o
We paid $265 million to repay our outstanding term loan, and
o
We paid $53.3 million for secured debt payments, including:
▪
$42.0 million to repay four mortgages; and
▪
$11.3 million in principal mortgage payments.
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

Contractual Obligations

We have contractual obligations at December 31, 2021, which are discussed in our notes to Consolidated Financial Statements and include:

•
Mortgage loans, unsecured notes, and unsecured credit facilities as discussed in note 9, and related interest rate swaps as discussed in note 10;
•
We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. We also have non-cancelable operating leases pertaining to office space from which we conduct our business. These lease obligations are discussed in note 7;
•
Our share of mortgage loans within our Investments in real estate partnerships, as discussed in note 4;
•
Letters of credit of $9.4 million issued to cover our captive insurance program and performance obligations on certain development projects, which the latter will be satisfied upon completion of the development projects;
•
Obligations for retirement savings plans due to uncertainty around timing of participant withdrawals, which are solely within the control of the participant, and are further discussed in note 14 to the Consolidated Financial Statements; and
•
We will also incur obligations related to construction or development contracts on projects in process; however, future amounts under these construction contracts are not due until future satisfactory performance under the contracts.

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

Valuation of Real Estate Investments

In accordance with GAAP, we evaluate our real estate for impairment whenever there are events or changes in circumstances, including property operating performance, general market conditions or changes in expected hold periods, that indicate that the carrying value of our real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. If such events or changes occur, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, expected leasing activity, costs of tenant improvements, leasing commissions, expected hold period, comparable sales information, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and the resulting impairment, if any, could differ from the actual gain or loss recognized upon ultimate sale in an arm's length transaction. If the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over the estimated fair value.

The estimated fair value of real estate assets is subjective and is estimated through comparable sales information and other market data if available, as well as the use of an income approach such as the direct capitalization method or the discounted cash flow approach.

The discounted cash flow method uses similar assumptions to the undiscounted cash flow method above, as well as a discount rate. Such cash flow projections and rates are subject to management judgment and changes in those assumptions could impact the estimation of fair value. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information. Changes in our disposition strategy or changes in the marketplace may alter the expected hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining primarily to specific chemicals historically used by certain current and former dry cleaning and gas station tenants and the existence of asbestos in older shopping centers. We believe that the few tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we endeavor to require tenants to remove dry cleaning plants from our shopping centers or convert them to more environmentally friendly systems, in accordance with the terms of our leases. We have a blanket environmental insurance policy for third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also secured environmental insurance policies, where appropriate, on a relatively small number of specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so.

As of December 31, 2021, we had accrued liabilities of $9.0 million for our Pro-rata share of environmental remediation, including our Investments in real estate partnerships. We believe that the ultimate remediation of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations. We can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two significant components of interest rate risk:

•
We have a Line commitment, as further described in note 9 to the Consolidated Financial Statements, which has a variable interest rate that as of December 31, 2021 is based upon an annual rate of LIBOR plus 0.875%. LIBOR rates charged on our Line change monthly and the spread on the Line is dependent upon maintaining specific credit ratings. If our credit ratings are downgraded, the spread on the Line would increase, resulting in higher interest costs. The interest rate spread based on our credit rating ranges from LIBOR plus 0.700% to LIBOR plus 1.550%.
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

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of December 31, 2021. For variable rate mortgages and unsecured credit facilities for which we have interest rate swaps in place to fix the interest rate, they are included in the Fixed rate debt section below at their all-in fixed rate. The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of December 31, 2021, and are subject to change on a monthly basis. In addition, the Company continually assesses the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $50,000 per year based on $5.0 million of floating rate mortgage debt outstanding at December 31, 2021. If the Company increases its line of credit balance in the future, additional decreases to future earnings and cash flows could occur.

Further, the table below incorporates only those exposures that exist as of December 31, 2021, and does not consider exposures or positions that could arise after that date or obligations repaid before maturity. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

The table below presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding at each year-end, and fair value of total debt as of December 31, 2021.

(dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed rate debt (1)	$17,237	69,071	345,591	293,732	291,922	2,719,895	3,737,448	4,098,533
Average interest rate for all fixed rate debt (2)	3.83%	3.82%	3.83%	3.84%	3.84%	3.84%
Variable rate LIBOR debt (1)	$—	5,000	—	—	—	—	5,000	5,000
Average interest rate for all variable rate debt (2)	1.59%	1.59%	—%	—%	—%	—%
(1)
Reflects amount of debt maturities during each of the years presented as of December 31, 2021.
(2)
Reflects weighted average interest rates of debt outstanding at the end of each year presented. For variable rate debt, the benchmark interest rate (LIBOR), as of December 31, 2021, was used to determine the average rate for all future periods.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Regency Centers Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of real estate properties for impairment

As discussed in Note 1 to the consolidated financial statements and presented on the consolidated balance sheet, real estate assets, less accumulated depreciation was $9.3 billion as of December 31, 2021. The Company evaluates real estate properties (including any related amortizable intangible assets or liabilities) for impairment whenever there are events or changes in circumstances that indicate the carrying value of the real estate properties may not be recoverable. To the extent that the carrying value of a real estate property is determined not to be recoverable based on an undiscounted cash flow analysis, an impairment loss is recognized equal to the excess of carrying value over the property’s estimated fair value. Fair value of real estate properties is estimated by using a comparable sales approach or a discounted cash flow approach. As discussed in Note 11 to the consolidated financial statements, the Company recognized an impairment loss of $84.3 million for the year ended December 31, 2021 associated with Potrero shopping centers (200 Potrero and Potrero Center).

We identified the evaluation of certain real estate properties for impairment as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that the Company used to evaluate whether the carrying value of certain real estate properties may not be recoverable, specifically a shortening of the expected holding period. In addition, subjective auditor judgment was required to evaluate the discounted cash flow analysis used by the Company to estimate the fair value of Potrero Center. The significant assumptions used to estimate the fair value of Potrero Center were the discount rate and terminal capitalization rate. The evaluation of these significant assumptions required involvement of valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of controls related to (1) identifying relevant events or changes in circumstances that the Company used to evaluate whether the carrying value of certain real estate properties may not be recoverable, including controls over the expected holding period, and (2) significant assumptions used in the discounted cash flow analysis to estimate the fair value of Potrero Center. To identify relevant events or changes in circumstances indicating a shortening of the expected holding period, we:

•
inquired of management and obtained written representations regarding potential plans, if any, to dispose of certain real estate properties
•
inquired about the Company’s plans with others in the organization who are responsible for, and have authority over, potential disposition activities
•
analyzed documents prepared by the Company regarding potentially relevant events or changes in circumstances
•
inspected listings from external sources of real estate properties for sale by the Company to identify information indicating a potential sale of certain real estate properties

With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the significant assumptions used in the discounted cash flows analysis for Potrero Center by:

•
comparing the terminal capitalization rate and discount rate to publicly available market data and published third-party industry reports with consideration of property specific factors.

/s/ KPMG LLP

We have served as the Company's auditor since 1993.

Jacksonville, Florida

February 17, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Regency Centers Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Regency Centers Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 17, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Jacksonville, Florida

February 17, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Regency

Centers Corporation, and the

Partners of Regency Centers, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2022 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Evaluation of real estate properties for impairment

As discussed in Note 1 to the consolidated financial statements and presented on the consolidated balance sheet, real estate assets, less accumulated depreciation was $9.3 billion as of December 31, 2021. The Partnership evaluates real estate properties (including any related amortizable intangible assets or liabilities) for impairment whenever there are events or changes in circumstances that indicate the carrying value of the real estate properties may not be recoverable. To the extent that the carrying value of a real estate property is determined not to be recoverable based on an undiscounted cash flow analysis, an impairment loss is recognized equal to the excess of carrying value over the property’s estimated fair value. Fair value of real estate properties is estimated by using a comparable sales approach or a discounted cash flow approach. As discussed in Note 11 to the consolidated financial statements, the Partnership recognized an impairment loss of $84.3 million for the year ended December 31, 2021 associated with Potrero shopping centers (200 Potrero and Potrero Center).

We identified the evaluation of certain real estate properties for impairment as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that the Partnership used to evaluate whether the carrying value of certain real estate properties may not be recoverable, specifically a shortening of the expected holding period. In addition, subjective auditor judgment was required to evaluate the discounted cash flow analysis used by the Partnership to estimate the fair value of Potrero Center. The significant assumptions used to estimate the fair value of Potrero Center were the discount rate and terminal capitalization rate. The evaluation of these significant assumptions required involvement of valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of controls related to (1) identifying relevant events or changes in circumstances that the Partnership used to evaluate whether the carrying value of certain real estate properties may not be recoverable, including controls over the expected holding period, and (2) significant assumptions used in the discounted cash flow analysis to estimate the fair value of Potrero Center. To identify relevant events or changes in circumstances indicating a shortening of the expected holding period, we:

•
inquired of management and obtained written representations regarding potential plans, if any, to dispose of certain real estate properties
•
inquired about the Partnership’s plans with others in the organization who are responsible for, and have authority over, potential disposition activities
•
analyzed documents prepared by the Partnership regarding potentially relevant events or changes in circumstances
•
inspected listings from external sources of real estate properties for sale by the Partnership to identify information indicating a potential sale of certain real estate properties

With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the significant assumptions used in the discounted cash flows analysis for Potrero Center by:

•
comparing the terminal capitalization rate and discount rate to publicly available market data and published third-party industry reports with consideration of property specific factors.

/s/ KPMG LLP

We have served as the Partnership's auditor since 1998.

Jacksonville, Florida

February 17, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Regency

Centers Corporation, and the

Partners of Regency Centers, L.P.:

Opinion on Internal Control Over Financial Reporting

We have audited Regency Centers, L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 17, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Jacksonville, Florida

February 17, 2022

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

December 31, 2021 and 2020

(in thousands, except share data)

	2021	2020
Assets
Real estate assets, at cost (note 1):	$11,495,581	11,101,858
Less: accumulated depreciation	2,174,963	1,994,108
Real estate assets, net	9,320,618	9,107,750
Investments in real estate partnerships (note 4)	372,591	467,155
Properties held for sale	25,574	33,934
Cash, cash equivalents, and restricted cash, including $1,930 and $2,377 of restricted cash at December 31, 2021 and 2020, respectively (note 1)	95,027	378,450
Tenant and other receivables (note 1)	153,091	143,633
Deferred leasing costs, less accumulated amortization of $117,878 and $113,959 at December 31, 2021 and 2020, respectively	65,741	67,910
Acquired lease intangible assets, less accumulated amortization of $312,186 and $284,880 at December 31, 2021 and 2020, respectively (note 6)	212,707	188,799
Right of use assets, net	280,783	287,827
Other assets (note 5)	266,431	261,446
Total assets	$10,792,563	10,936,904
Liabilities and Equity
Liabilities:
Notes payable (note 9)	$3,718,944	3,658,405
Unsecured credit facilities (note 9)	—	264,679
Accounts payable and other liabilities	322,271	302,361
Acquired lease intangible liabilities, less accumulated amortization of $172,293 and $145,966 at December 31, 2021 and 2020, respectively (note 6)	363,276	377,712
Lease liabilities	215,788	220,390
Tenants’ security, escrow deposits and prepaid rent	62,352	55,210
Total liabilities	4,682,631	4,878,757
Commitments and contingencies (note 16)	—	—
Equity:
Stockholders’ equity (note 12):
Common stock $0.01 par value per share, 220,000,000 shares authorized; 171,213,008 and 169,680,138 shares issued at December 31, 2021 and 2020, respectively	1,712	1,697
Treasury stock at cost, 427,901 and 459,828 shares held at December 31, 2021 and 2020, respectively	(22,758)	(24,436)
Additional paid-in capital	7,883,458	7,792,082
Accumulated other comprehensive loss	(10,227)	(18,625)
Distributions in excess of net income	(1,814,814)	(1,765,806)
Total stockholders’ equity	6,037,371	5,984,912
Noncontrolling interests (note 12):
Exchangeable operating partnership units, aggregate redemption value of $56,844 and $34,878 at December 31, 2021 and 2020, respectively	35,447	35,727
Limited partners’ interests in consolidated partnerships (note 1)	37,114	37,508
Total noncontrolling interests	72,561	73,235
Total equity	6,109,932	6,058,147
Total liabilities and equity	$10,792,563	10,936,904

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the years ended December 31, 2021, 2020, and 2019

(in thousands, except per share data)

	2021	2020	2019
Revenues:
Lease income	$1,113,368	980,166	1,094,301
Other property income	12,456	9,508	9,201
Management, transaction, and other fees	40,337	26,501	29,636
Total revenues	1,166,161	1,016,175	1,133,138
Operating expenses:
Depreciation and amortization	303,331	345,900	374,283
Operating and maintenance	184,553	170,073	169,909
General and administrative	78,218	75,001	74,984
Real estate taxes	142,129	143,004	136,236
Other operating expenses	5,751	12,642	7,814
Total operating expenses	713,982	746,620	763,226
Other expense (income):
Interest expense, net	145,170	156,678	151,264
Goodwill impairment	—	132,128	—
Provision for impairment of real estate	84,389	18,536	54,174
Gain on sale of real estate, net of tax	(91,119)	(67,465)	(24,242)
Early extinguishment of debt	—	21,837	11,982
Net investment income	(5,463)	(5,307)	(5,568)
Total other expense (income)	132,977	256,407	187,610
Income from operations before equity in income of investments in real estate partnerships	319,202	13,148	182,302
Equity in income of investments in real estate partnerships (note 4)	47,086	34,169	60,956
Net income	366,288	47,317	243,258
Noncontrolling interests:
Exchangeable operating partnership units	(1,615)	(203)	(634)
Limited partners’ interests in consolidated partnerships	(3,262)	(2,225)	(3,194)
Income attributable to noncontrolling interests	(4,877)	(2,428)	(3,828)
Net income attributable to common stockholders	$361,411	44,889	239,430
Income per common share - basic (note 15)	$2.12	0.27	1.43
Income per common share - diluted (note 15)	$2.12	0.26	1.43

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2021, 2020, and 2019

(in thousands)

	2021	2020	2019
Net income	$366,288	47,317	243,258
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	5,391	(19,187)	(15,585)
Reclassification adjustment of derivative instruments included in net income	4,141	11,262	3,269
Unrealized (loss) gain on available-for-sale securities	(405)	320	315
Other comprehensive income (loss)	9,127	(7,605)	(12,001)
Comprehensive income	375,415	39,712	231,257
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	4,877	2,428	3,828
Other comprehensive income (loss) attributable to noncontrolling interests	729	(977)	(931)
Comprehensive income attributable to noncontrolling interests	5,606	1,451	2,897
Comprehensive income attributable to the Company	$369,809	38,261	228,360

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the years ended December 31, 2021, 2020, and 2019

(in thousands, except per share data)

	Stockholders' Equity						Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2018	1,679	(19,834)	7,672,517	(927)	(1,255,465)	6,397,970	10,666	41,532	52,198	6,450,168
Net income	—	—	—	—	239,430	239,430	634	3,194	3,828	243,258
Other comprehensive income:
Other comprehensive income before reclassifications	—	—	—	(14,388)	—	(14,388)	(31)	(851)	(882)	(15,270)
Amounts reclassified from accumulated other comprehensive income	—	—	—	3,318	—	3,318	12	(61)	(49)	3,269
Deferred compensation plan, net	—	(3,365)	3,365	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	16,252	—	—	16,254	—	—	—	16,254
Common stock repurchased for taxes withheld for stock based compensation, net		—	(5,794)	—	—	(5,794)	—	—	—	(5,794)
Common stock issued under dividend reinvestment plan	1	—	1,428	—	—	1,429	—	—	—	1,429
Common stock repurchased and retired	(6)	—	(32,772)	—	—	(32,778)	—	—	—	(32,778)
Reallocation of limited partners' interest	—	—	(66)	—	—	(66)	—	66	66	—
Contributions from partners	—	—	—	—	—	—	—	2,151	2,151	2,151
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	25,870	—	25,870	25,870
Distributions to partners	—	—	—	—	—	—	—	(5,518)	(5,518)	(5,518)
Cash dividends declared:
Common stock/unit ($2.34 per share)	—	—	—	—	(392,027)	(392,027)	(1,051)	—	(1,051)	(393,078)
Balance at December 31, 2019	1,676	(23,199)	7,654,930	(11,997)	(1,408,062)	6,213,348	36,100	40,513	76,613	6,289,961
Net income	—	—	—	—	44,889	44,889	203	2,225	2,428	47,317
Other comprehensive income:
Other comprehensive income before reclassifications	—	—	—	(17,589)	—	(17,589)	(79)	(1,199)	(1,278)	(18,867)
Amounts reclassified from accumulated other comprehensive income	—	—	—	10,961	—	10,961	50	251	301	11,262
Deferred compensation plan, net	—	(1,237)	1,237	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	14,246	—	—	14,248	—	—	—	14,248
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(5,059)	—	—	(5,059)	—	—	—	(5,059)
Common stock issued under dividend reinvestment plan	—	—	1,139	—	—	1,139	—	—	—	1,139
Common stock issued, net of issuance costs	19	—	125,589	—	—	125,608	—	—	—	125,608
Contributions from partners	—	—	—	—	—	—	—	606	606	606
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	1,275	—	1,275	1,275
Distributions to partners	—	—	—	—	—	—	—	(4,888)	(4,888)	(4,888)
Cash dividends declared:
Common stock/unit ($2.38 per share)	—	—	—	—	(402,633)	(402,633)	(1,822)	—	(1,822)	(404,455)
Balance at December 31, 2020	1,697	(24,436)	7,792,082	(18,625)	(1,765,806)	5,984,912	35,727	37,508	73,235	6,058,147

	Stockholders' Equity						Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2020	1,697	(24,436)	7,792,082	(18,625)	(1,765,806)	5,984,912	35,727	37,508	73,235	6,058,147
Net income	—	—	—	—	361,411	361,411	1,615	3,262	4,877	366,288
Other comprehensive income
Other comprehensive income before reclassifications	—	—	—	4,603	—	4,603	23	360	383	4,986
Amounts reclassified from accumulated other comprehensive income	—	—	—	3,795	—	3,795	17	329	346	4,141
Deferred compensation plan, net	—	1,678	(1,603)	—	—	75	—	—	—	75
Restricted stock issued, net of amortization	2	—	12,650	—	—	12,652	—	—	—	12,652
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(3,553)	—	—	(3,553)	—	—	—	(3,553)
Common stock issued under dividend reinvestment plan	—	—	1,286	—	—	1,286	—	—	—	1,286
Common stock issued for partnership units exchanged	—	—	99	—	—	99	(99)	—	(99)	—
Common stock issued, net of issuance costs	13	—	82,497	—	—	82,510	—	—	—	82,510
Distributions to partners	—	—	—	—	—	—	—	(4,345)	(4,345)	(4,345)
Cash dividends declared:
Common stock/unit ($2.41 per share)	—	—	—	—	(410,419)	(410,419)	(1,836)	—	(1,836)	(412,255)
Balance at December 31, 2021	1,712	(22,758)	7,883,458	(10,227)	(1,814,814)	6,037,371	35,447	37,114	72,561	6,109,932

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2021, 2020, and 2019

(in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$366,288	47,317	243,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303,331	345,900	374,283
Amortization of deferred loan costs and debt premiums	6,003	9,023	11,170
(Accretion) and amortization of above and below market lease intangibles, net	(22,936)	(40,540)	(43,867)
Stock-based compensation, net of capitalization	12,515	13,581	14,339
Equity in income of investments in real estate partnerships	(47,086)	(34,169)	(60,956)
Gain on sale of real estate, net of tax	(91,119)	(67,465)	(24,242)
Provision for impairment of real estate	84,389	18,536	54,174
Goodwill impairment	—	132,128	—
Early extinguishment of debt	—	21,837	11,982
Distribution of earnings from investments in real estate partnerships	71,934	47,703	56,297
Settlement of derivative instrument	(2,472)	—	(6,870)
Deferred compensation expense	4,572	4,668	5,169
Realized and unrealized (gain) loss on investments	(5,348)	(5,519)	(5,433)
Changes in assets and liabilities:
Tenant and other receivables	(24,869)	16,944	(4,690)
Deferred leasing costs	(6,966)	(6,973)	(6,777)
Other assets	(1,226)	(1,200)	(1,570)
Accounts payable and other liabilities	6,677	997	4,175
Tenants’ security, escrow deposits and prepaid rent	5,701	(3,650)	829
Net cash provided by operating activities	659,388	499,118	621,271
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $2,991 in 2021	(392,051)	(16,767)	(222,569)
Real estate development and capital improvements	(177,631)	(180,804)	(200,012)
Proceeds from sale of real estate	206,193	189,444	137,572
Proceeds from property insurance casualty claims	—	7,957	9,350
Issuance of notes receivable, net	(20)	(1,340)	(547)
Investments in real estate partnerships	(23,476)	(51,440)	(66,921)
Return of capital from investments in real estate partnerships	99,945	32,125	63,693
Dividends on investment securities	813	353	660
Acquisition of investment securities	(23,971)	(25,155)	(23,458)
Proceeds from sale of investment securities	23,846	19,986	19,539
Net cash used in investing activities	(286,352)	(25,641)	(282,693)

	2021	2020	2019
Cash flows from financing activities:
Net proceeds from common stock issuance	82,510	125,608	—
Repurchase of common shares in conjunction with equity award plans	(4,083)	(5,512)	(6,204)
Proceeds from sale of treasury stock	96	269	9
Common shares repurchased through share repurchase program	—	—	(32,778)
Distributions to limited partners in consolidated partnerships, net	(4,345)	(2,770)	(3,367)
Distributions to exchangeable operating partnership unit holders	(1,815)	(1,366)	(1,051)
Dividends paid to common stockholders	(403,085)	(300,537)	(390,598)
Repayment of fixed rate unsecured notes	—	(300,000)	(250,000)
Proceeds from issuance of fixed rate unsecured notes, net	—	598,830	723,571
Proceeds from unsecured credit facilities	—	610,000	560,000
Repayments of proceeds from unsecured credit facilities, net	(265,000)	(830,000)	(785,000)
Repayment of notes payable	(42,014)	(67,189)	(55,680)
Scheduled principal payments	(11,255)	(11,104)	(9,442)
Payment of loan costs	(7,468)	(5,063)	(7,019)
Early redemption costs	—	(21,755)	(10,647)
Net cash used in financing activities	(656,459)	(210,589)	(268,206)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(283,423)	262,888	70,372
Cash, cash equivalents, and restricted cash at beginning of the year	378,450	115,562	45,190
Cash, cash equivalents, and restricted cash at end of the year	$95,027	378,450	115,562
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,202, $4,355, and $4,192 in 2021, 2020, and 2019, respectively)	$140,084	151,338	136,139
Cash paid for income taxes, net of refunds	$378	1,870	1,225
Supplemental disclosure of non-cash transactions:
Exchangeable operating partnership units issued for acquisition of real estate	$—	1,275	25,870
Previously held equity investments in real estate assets acquired	$(4,609)	5,986	—
Mortgage loans assumed by Company with the acquisition of real estate	$111,104	16,359	26,152
Mortgage loan assumed by purchaser with the sale of real estate	$—	8,250	—
Common stock issued by Parent Company for partnership units exchanged	$99	—	—
Real estate received in lieu of promote interest	$13,589	—	—
Change in fair value of securities	$513	315	660
Change in accrued capital expenditures	$10,188	12,166	10,704
Common stock issued for dividend reinvestment plan	$1,286	1,139	1,429
Stock-based compensation capitalized	$666	1,119	2,325
Common stock and exchangeable operating partnership dividends declared but not paid	$107,480	101,412	—
(Distributions to) contributions from limited partners in consolidated partnerships, net	$—	(1,512)	66
Common stock issued for dividend reinvestment in trust	$1,084	819	987
Contribution of stock awards into trust	$1,416	1,524	2,582
Distribution of stock held in trust	$3,647	1,052	197

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

December 31, 2021 and 2020

(in thousands, except unit data)

	2021	2020
Assets
Real estate assets, at cost (note 1):	$11,495,581	11,101,858
Less: accumulated depreciation	2,174,963	1,994,108
Real estate assets, net	9,320,618	9,107,750
Investments in real estate partnerships (note 4)	372,591	467,155
Properties held for sale	25,574	33,934
Cash, cash equivalents, and restricted cash, including $1,930 and $2,377 of restricted cash at December 31, 2021 and 2020, respectively (note 1)	95,027	378,450
Tenant and other receivables (note 1)	153,091	143,633
Deferred leasing costs, less accumulated amortization of $117,878 and $113,959 at December 31, 2021 and 2020, respectively	65,741	67,910
Acquired lease intangible assets, less accumulated amortization of $312,186 and $284,880 at December 31, 2021 and 2020, respectively (note 6)	212,707	188,799
Right of use assets, net	280,783	287,827
Other assets (note 5)	266,431	261,446
Total assets	$10,792,563	10,936,904
Liabilities and Capital
Liabilities:
Notes payable (note 9)	$3,718,944	3,658,405
Unsecured credit facilities (note 9)	—	264,679
Accounts payable and other liabilities	322,271	302,361
Acquired lease intangible liabilities, less accumulated amortization of $172,293 and $145,966 at December 31, 2021 and 2020, respectively (note 6)	363,276	377,712
Lease liabilities	215,788	220,390
Tenants’ security, escrow deposits and prepaid rent	62,352	55,210
Total liabilities	4,682,631	4,878,757
Commitments and contingencies (note 16)	—	—
Capital:
Partners’ capital (note 12):
General partner; 171,213,008 and 169,680,138 units outstanding at December 31, 2021 and 2020, respectively	6,047,598	6,003,537
Limited partners; 760,046 and 765,046 units outstanding at December 31, 2021 and 2020	35,447	35,727
Accumulated other comprehensive (loss)	(10,227)	(18,625)
Total partners’ capital	6,072,818	6,020,639
Noncontrolling interests: Limited partners’ interests in consolidated partnerships	37,114	37,508
Total capital	6,109,932	6,058,147
Total liabilities and capital	$10,792,563	10,936,904

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the years ended December 31, 2021, 2020, and 2019

(in thousands, except per unit data)

	2021	2020	2019
Revenues:
Lease income	$1,113,368	980,166	1,094,301
Other property income	12,456	9,508	9,201
Management, transaction, and other fees	40,337	26,501	29,636
Total revenues	1,166,161	1,016,175	1,133,138
Operating expenses:
Depreciation and amortization	303,331	345,900	374,283
Operating and maintenance	184,553	170,073	169,909
General and administrative	78,218	75,001	74,984
Real estate taxes	142,129	143,004	136,236
Other operating expenses	5,751	12,642	7,814
Total operating expenses	713,982	746,620	763,226
Other expense (income):
Interest expense, net	145,170	156,678	151,264
Goodwill impairment	—	132,128	—
Provision for impairment of real estate	84,389	18,536	54,174
Gain on sale of real estate, net of tax	(91,119)	(67,465)	(24,242)
Early extinguishment of debt	—	21,837	11,982
Net investment income	(5,463)	(5,307)	(5,568)
Total other expense (income)	132,977	256,407	187,610
Income from operations before equity in income of investments in real estate partnerships	319,202	13,148	182,302
Equity in income of investments in real estate partnerships (note 4)	47,086	34,169	60,956
Net income	366,288	47,317	243,258
Limited partners’ interests in consolidated partnerships	(3,262)	(2,225)	(3,194)
Net income attributable to common unit holders	$363,026	45,092	240,064
Income per common unit - basic (note 15):	$2.12	0.27	1.43
Income per common unit - diluted (note 15):	$2.12	0.26	1.43

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2021, 2020, and 2019

(in thousands)

	2021	2020	2019
Net income	$366,288	47,317	243,258
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	5,391	(19,187)	(15,585)
Reclassification adjustment of derivative instruments included in net income	4,141	11,262	3,269
Unrealized (loss) gain on available-for-sale securities	(405)	320	315
Other comprehensive income (loss)	9,127	(7,605)	(12,001)
Comprehensive income	375,415	39,712	231,257
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	3,262	2,225	3,194
Other comprehensive income (loss) attributable to noncontrolling interests	689	(948)	(912)
Comprehensive income attributable to noncontrolling interests	3,951	1,277	2,282
Comprehensive income attributable to the Company	$371,464	38,435	228,975

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the years ended December 31, 2010, 2020, and 2019

(in thousands)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2018	$6,398,897	10,666	(927)	6,408,636	41,532	6,450,168
Net income	239,430	634	—	240,064	3,194	243,258
Other comprehensive income
Other comprehensive income before reclassifications	—	(31)	(14,388)	(14,419)	(851)	(15,270)
Amounts reclassified from accumulated other comprehensive income	—	12	3,318	3,330	(61)	3,269
Contributions from partners	—	—	—	—	2,151	2,151
Issuance of exchangeable operating partnership units	—	25,870	—	25,870	—	25,870
Distributions to partners	(392,027)	(1,051)	—	(393,078)	(5,518)	(398,596)
Reallocation of limited partners' interest	(66)	—	—	(66)	66	—
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	16,254	—	—	16,254	—	16,254
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(32,778)	—	—	(32,778)	—	(32,778)
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(4,365)	—	—	(4,365)	—	(4,365)
Balance at December 31, 2019	$6,225,345	36,100	(11,997)	6,249,448	40,513	6,289,961
Net income	44,889	203	—	45,092	2,225	47,317
Other comprehensive income
Other comprehensive income before reclassifications	—	(79)	(17,589)	(17,668)	(1,199)	(18,867)
Amounts reclassified from accumulated other comprehensive income	—	50	10,961	11,011	251	11,262
Contributions from partners	—	—	—	—	606	606
Issuance of exchangeable operating partnership units	—	1,275	—	1,275	—	1,275
Distributions to partners	(402,633)	(1,822)	—	(404,455)	(4,888)	(409,343)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	14,248	—	—	14,248	—	14,248
Common units issued as a result of common stock issued Parent Company, net of issuance costs	125,608	—	—	125,608	—	125,608
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(3,920)	—	—	(3,920)	—	(3,920)
Balance at December 31, 2020	$6,003,537	35,727	(18,625)	6,020,639	37,508	6,058,147

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2020	$6,003,537	35,727	(18,625)	6,020,639	37,508	6,058,147
Net income	361,411	1,615	—	363,026	3,262	366,288
Other comprehensive income
Other comprehensive income before reclassifications	—	23	4,603	4,626	360	4,986
Amounts reclassified from accumulated other comprehensive income	—	17	3,795	3,812	329	4,141
Deferred compensation plan, net	75	—	—	75	—	75
Distributions to partners	(410,419)	(1,836)	—	(412,255)	(4,345)	(416,600)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	12,652	—	—	12,652	—	12,652
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	82,510	—	—	82,510	—	82,510
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(2,267)	—	—	(2,267)	—	(2,267)
Common units exchanged for common stock of Parent Company	99	(99)	—	—	—	—
Balance at December 31, 2021	$6,047,598	35,447	(10,227)	6,072,818	37,114	6,109,932
See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2021, 2020, and 2019

(in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$366,288	47,317	243,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303,331	345,900	374,283
Amortization of deferred loan costs and debt premiums	6,003	9,023	11,170
(Accretion) and amortization of above and below market lease intangibles, net	(22,936)	(40,540)	(43,867)
Stock-based compensation, net of capitalization	12,515	13,581	14,339
Equity in income of investments in real estate partnerships	(47,086)	(34,169)	(60,956)
Gain on sale of real estate, net of tax	(91,119)	(67,465)	(24,242)
Provision for impairment of real estate	84,389	18,536	54,174
Goodwill impairment	—	132,128	—
Early extinguishment of debt	—	21,837	11,982
Distribution of earnings from investments in real estate partnerships	71,934	47,703	56,297
Settlement of derivative instrument	(2,472)	—	(6,870)
Deferred compensation expense	4,572	4,668	5,169
Realized and unrealized (gain) loss on investments	(5,348)	(5,519)	(5,433)
Changes in assets and liabilities:
Tenant and other receivables	(24,869)	16,944	(4,690)
Deferred leasing costs	(6,966)	(6,973)	(6,777)
Other assets	(1,226)	(1,200)	(1,570)
Accounts payable and other liabilities	6,677	997	4,175
Tenants’ security, escrow deposits and prepaid rent	5,701	(3,650)	829
Net cash provided by operating activities	659,388	499,118	621,271
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $2,991 in 2021	(392,051)	(16,767)	(222,569)
Real estate development and capital improvements	(177,631)	(180,804)	(200,012)
Proceeds from sale of real estate	206,193	189,444	137,572
Proceeds from property insurance casualty claims	—	7,957	9,350
Issuance of notes receivable, net	(20)	(1,340)	(547)
Investments in real estate partnerships	(23,476)	(51,440)	(66,921)
Return of capital from investments in real estate partnerships	99,945	32,125	63,693
Dividends on investment securities	813	353	660
Acquisition of investment securities	(23,971)	(25,155)	(23,458)
Proceeds from sale of investment securities	23,846	19,986	19,539
Net cash used in investing activities	(286,352)	(25,641)	(282,693)

	2021	2020	2019
Cash flows from financing activities:
Net proceeds from common stock issuance	82,510	125,608	—
Repurchase of common units in conjunction with tax withholdings on equity award plans	(4,083)	(5,512)	(6,204)
Proceeds from treasury units issued as a result of treasury stock sold by Parent Company	96	269	9
Common shares repurchased through share repurchase program	—	—	(32,778)
Distributions to limited partners in consolidated partnerships, net	(4,345)	(2,770)	(3,367)
Distributions to partners	(404,900)	(301,903)	(391,649)
Repayment of fixed rate unsecured notes	—	(300,000)	(250,000)
Proceeds from issuance of fixed rate unsecured notes, net	—	598,830	723,571
Proceeds from unsecured credit facilities	—	610,000	560,000
Repayments of proceeds from unsecured credit facilities, net	(265,000)	(830,000)	(785,000)
Proceeds from notes payable	—	—	—
Repayment of notes payable	(42,014)	(67,189)	(55,680)
Scheduled principal payments	(11,255)	(11,104)	(9,442)
Payment of loan costs	(7,468)	(5,063)	(7,019)
Early redemption costs	—	(21,755)	(10,647)
Net cash used in financing activities	(656,459)	(210,589)	(268,206)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(283,423)	262,888	70,372
Cash, cash equivalents, and restricted cash at beginning of the year	378,450	115,562	45,190
Cash, cash equivalents, and restricted cash at end of the year	$95,027	378,450	115,562
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,202, $4,355, and $4,192 in 2021, 2020, and 2019, respectively)	$140,084	151,338	136,139
Cash paid for income taxes, net of refunds	$378	1,870	1,225
Supplemental disclosure of non-cash transactions:
Common stock issued by Parent Company for partnership units exchanged	$99	1,275	25,870
Real estate received in lieu of promote interest	$13,589	—	—
Previously held equity investments in real estate assets acquired	$(4,609)	5,986	—
Mortgage loans assumed by Company with the acquisition of real estate	$111,104	16,359	26,152
Mortgage loan assumed by purchaser with the sale of real estate	$—	8,250	—
Change in fair value of securities	$513	315	660
Change in accrued capital expenditures	$10,188	12,166	10,704
Common stock issued by Parent Company for dividend reinvestment plan	$1,286	1,139	1,429
Stock-based compensation capitalized	$666	1,119	2,325
Common stock and exchangeable operating partnership dividends declared but not paid	$107,480	101,412	—
(Distributions to) contributions from limited partners in consolidated partnerships, net	$—	(1,512)	66
Common stock issued for dividend reinvestment in trust	$1,084	819	987
Contribution of stock awards into trust	$1,416	1,524	2,582
Distribution of stock held in trust	$3,647	1,052	197

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

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

As of December 31, 2021, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the “Company” or “Regency”) owned 302 properties and held partial interests in an additional 103 properties through unconsolidated Investments in real estate partnerships (also referred to as “joint ventures” or “co-investment partnerships”).

Estimates, Risks, and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of commitments and contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Company’s financial statements relate to the net carrying values of its real estate investments, collectibility of lease income, and acquired lease intangible assets and liabilities. It is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change significantly if economic conditions were to weaken.

COVID-19 Update

The COVID-19 pandemic continues to impact the Company’s business performance as it relates to occupancy and leasing volumes and how revenue recognition is impacted by rent collections and tenant credit risk. Rent collection rates since the pandemic began have been lower than historical pre-pandemic averages, but have steadily increased during 2021 since a low point in the second quarter of 2020. Collection rates may remain lower than historical pre-pandemic averages for the next twelve months. The ability of tenants to successfully operate their businesses and pay rent continue to be significantly influenced by pandemic-related challenges such as rising costs, labor shortages, supply chain constraints, reduced in-store sales, the emergence of new variants of the COVID-19 virus, effectiveness of vaccines against variants, and the impact of mask and vaccine mandates. The extent to which the COVID-19 pandemic continues to impact the Company’s financial condition, results of operations, and cash flows continues to depend on future developments that may emerge.

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

December 31, 2021

Ownership of the Parent Company

The Parent Company has a single class of common stock outstanding.

Ownership of the Operating Partnership

The Operating Partnership's capital includes general and limited common Partnership Units. As of December 31, 2021, the Parent Company owned approximately 99.6%, or 171,213,008, of the 171,973,054 outstanding common Partnership Units of the Operating Partnership, with the remaining limited common Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). Each EOP unit is exchangeable for cash or one share of common stock of the Parent Company, at the discretion of the Parent Company, and the unit holder cannot require redemption in cash or other assets (i.e. registered shares of the Parent). The Parent Company has evaluated the conditions as specified under Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity as it relates to exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering unregistered common stock. Accordingly, the Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company's only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

Real Estate Partnerships

Regency has a partial ownership interest in 113 properties through partnerships, of which 10 are consolidated. Regency's partners include institutional investors and other real estate developers and/or operators (the “Partners” or “Limited Partners”). The assets of these partnerships are restricted to the use of the partnerships and cannot be used by general creditors of the Company. And similarly, the obligations of these partnerships can only be settled by the assets of these partnerships or additional contributions by the partners. Regency has a variable interest in these partnerships through its equity interests. As managing member, Regency maintains the books and records and typically provides leasing and property and asset management services to the partnerships. The Partners’ level of involvement in these partnerships varies from protective decisions (debt, bankruptcy, selling primary asset(s) of business) to participating involvement such as approving leases, operating budgets, and capital budgets.

•
Those partnerships for which the Partners are involved in the day to day decisions and do not have any other aspects that would cause them to be considered VIEs, are evaluated for consolidation using the voting interest model.
o
Those partnerships in which Regency does not have a controlling financial interest are accounted for using the equity method and Regency's ownership interest is recognized through single-line presentation as Investments in real estate partnerships, in the Consolidated Balance Sheet, and Equity in income of investments in real estate partnerships, in the Consolidated Statements of Operations. Cash distributions of earnings from operations from Investments in real estate partnerships are presented in Cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows. Cash distributions from the sale of a property or loan proceeds received from the placement of debt on a property included in Investments in real estate partnerships are presented in Cash flows provided by investing activities in the accompanying Consolidated Statements of Cash Flows. If distributed proceeds from debt refinancing and real estate sales in excess of Regency's carrying value of its investment results in a negative investment balance for a partnership, it is recorded within Accounts payable and other liabilities in the Consolidated Balance Sheets.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

o
Those partnerships in which Regency has a controlling financial interest are consolidated. Additionally, those partnerships for which the Partners only have protective rights are considered VIEs under ASC Topic 810, Consolidation. Regency is the primary beneficiary of these VIEs as Regency has power over these partnerships, and they operate primarily for the benefit of Regency. As such, Regency consolidates these entities. The limited partners’ ownership interest and share of net income is recorded as noncontrolling interest.

The majority of the operations of the VIEs are funded with cash flows generated by the properties, or in the case of developments, with capital contributions or third party construction loans. The major classes of assets, liabilities, and noncontrolling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Assets
Net real estate investments	$379,075	127,240
Cash, cash equivalents, and restricted cash	5,202	4,496
Liabilities
Notes payable	5,000	6,340
Equity
Limited partners’ interests in consolidated partnerships	27,950	28,685

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

Noncontrolling Interests of the Operating Partnership

The Operating Partnership has determined that limited partners' interests in consolidated partnerships are noncontrolling interests. Subject to certain conditions and pursuant to the terms of the partnership agreements, the Company generally has the right, but not the obligation, to purchase the other members' interest or sell its own interest in these consolidated partnerships. The Operating Partnership has included these noncontrolling interests in permanent capital, separate from partners' capital, in the accompanying Consolidated Balance Sheets and Consolidated Statements of Capital. The portion of net income (loss) or comprehensive income (loss) attributable to these noncontrolling interests is included in net income and comprehensive income in the accompanying Consolidated Statements of Operations and Consolidated Statements Comprehensive Income of the Operating Partnership.

(b)
Revenues and Tenant Receivable

Leasing Income and Tenant Receivables

The Company leases space to tenants under agreements with varying terms that generally provide for fixed payments of base rent, with stated increases over the term of the lease. Some of the lease agreements contain provisions that provide for additional rents based on tenants' sales volume (“percentage rent”), which are recognized when the tenants achieve the

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

specified targets as defined in their lease agreements. Additionally, most lease agreements contain provisions for reimbursement of the tenants' share of actual real estate taxes and insurance and common area maintenance (“CAM”) costs (collectively “Recoverable Costs”) incurred.

Lease terms generally range from three to seven years for tenant space under 10,000 square feet (“Shop Space”) and in excess of five years for spaces greater than 10,000 square feet (“Anchor Space”). Many leases also provide tenants the option to extend their lease beyond the initial term of the lease. If a tenant does not exercise its option or otherwise negotiate to renew, the lease expires and the lease contains an obligation for the tenant to relinquish its space, allowing it to be leased to a new tenant. This generally involves some level of cost to prepare the space for re-leasing, which is capitalized and depreciated over the shorter of the life of the subsequent lease or the life of the improvement.

The Company accounts for its leases under ASC Topic 842, Leases, as follows:

Classification

Under Topic 842, new leases or modifications thereto must be evaluated against specific classification criteria, which, based on the customary terms of the Company’s leases, are classified as operating leases. However, certain longer-term leases (both lessee and lessor leases) may be classified as direct financing or sales type leases, which may result in selling profit and an accelerated pattern of earnings recognition. At December 31, 2021, all of the Company’s leases were classified as operating leases. See the pandemic discussion that follows for unique considerations amidst the pandemic.

Recognition and Presentation

Lease income for operating leases with fixed payment terms is recognized on a straight-line basis over the expected term of the lease for all leases for which collectibility is considered probable. CAM is considered a non-lease component of the lease contract under Topic 842. However, as the timing and pattern of providing the CAM service to the tenant is the same as the timing and pattern of the tenant's use of the underlying lease asset, the Company elected, as part of an available practical expedient, to combine CAM with the remaining lease components, along with tenant's reimbursement of real estate taxes and insurance, and recognize them together as Lease income in the accompanying Consolidated Statements of Operations.

Collectibility

At lease commencement, the Company generally expects that collectibility of substantially all payments due under the lease is probable due to the Company’s credit checks on tenants and other creditworthiness analysis undertaken before entering into a new lease; therefore, income from most operating leases is initially recognized on a straight-line basis. For operating leases in which collectibility of Lease income is not considered probable, Lease income is recognized on a cash basis and all previously recognized straight-line rent receivables are reversed in the period in which the Lease income is determined not to be probable of collection. Should collectibility of Lease income become probable again, through evaluation of qualitative and quantitative measures on a tenant by tenant basis, accrual basis accounting resumes and all commencement-to-date straight-line rent is recognized in that period.

In addition to the lease-specific collectibility assessment performed under Topic 842, the Company may also recognize a general reserve, as a reduction to Lease income, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical collection experience. The Company estimates the collectibility of the accounts receivable related to base rents, straight-line rents, recoveries from tenants, and other revenue taking into consideration the Company's historical write-off experience, tenant credit-worthiness, current economic trends, and remaining lease terms. Uncollectible lease income is a direct charge against Lease income.

COVID-19 Pandemic and Rent Concessions

During 2020, in response to the pandemic and the resulting entry into agreements for rent concessions between tenants and landlords, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities could elect not to apply lease modification accounting with respect to such lease concessions, and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the right of the lessor or the obligations of the lessee. The Company has elected to treat concessions that satisfy this criteria as though the concession

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

was part of the existing contract and therefore not treated like a lease modification. Deferral agreement receivables are subject to the same collectibility assessment as other tenant receivables.

The following table represents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

	December 31,
(in thousands)	2021	2020
Tenant receivables	$27,354	39,658
Straight-line rent receivables	103,942	86,615
Other receivables (1)	21,795	17,360
Total tenant and other receivables, net	$153,091	143,633
(1)
Other receivables include construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction and other fee income.

Real Estate Sales

The Company accounts for sales of nonfinancial assets under ASC Subtopic 610-20, whereby the Company derecognizes real estate and recognizes a gain or loss on sales when a contract exists and control of the property has transferred to the buyer. Control of the property, including controlling financial interest, is generally considered to transfer upon closing through transfer of the legal title and possession of the property. While generally rare, any retained noncontrolling interest is measured at fair value at that time.

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

December 31, 2021

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

All income from contracts with the Company’s real estate partnerships is included within Management, transaction and other fees on the Consolidated Statements of Operations. The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts are as follows:

		Year ended December 31,
(in thousands)	Timing of satisfaction of performance obligations	2021		2020	2019
Management, transaction, and other fees:
Property management services	Over time	$14,415		14,444	14,744
Asset management services	Over time	6,921		6,963	7,135
Promote income	Over time	13,589	(1)	—	—
Leasing services	Point in time	4,096		3,150	3,692
Other transaction fees	Point in time	1,316		1,944	4,065
Total management, transaction, and other fees		$40,337		26,501	29,636
(1)
The Company recognized $13.6 million in promote revenue during the year ended December 31, 2021, for exceeding partnership return thresholds from the Company's performance as managing member in the USAA partnership. The consideration was paid in the form of a real estate asset.

The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $13.2 million and $9.9 million, as of December 31, 2021 and 2020, respectively.

(c)
Real Estate Investments

The following table details the components of Real estate assets in the Consolidated Balance Sheets:

(in thousands)	December 31, 2021	December 31, 2020
Land	$4,340,084	$4,230,989
Land improvements	684,613	630,264
Buildings	5,270,540	5,083,660
Building and tenant improvements	1,061,044	997,704
Construction in progress	139,300	159,241
Total real estate assets	$11,495,581	11,101,858

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

December 31, 2021

Depreciation is computed using the straight-line method over estimated useful lives of approximately 15 years for land improvements, 40 years for buildings and improvements, and the shorter of the useful life or the remaining lease term subject to a maximum of 10 years for tenant improvements, and three to seven years for furniture and equipment.

Development and Redevelopment Costs

Land, buildings, and improvements are recorded at cost. All specifically identifiable costs related to development and redevelopment activities are capitalized into Real estate assets in the accompanying Consolidated Balance Sheets, and are included in Construction in progress within the above table. The capitalized costs include pre-development costs essential to the development or redevelopment of the property, construction costs, interest costs, real estate taxes, and allocated direct employee costs incurred during the period of development or redevelopment.

Pre-development costs represent the costs the Company incurs prior to land acquisition or pursuing a redevelopment including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing or redeveloping a shopping center. As of December 31, 2021 and 2020, the Company had nonrefundable deposits and other pre development costs of approximately $10.8 million and $25.3 million, respectively. If the Company determines that the development or redevelopment of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed. During the years ended December 31, 2021, 2020, and 2019, the Company expensed pre-development costs of approximately $1.5 million, $10.5 million, and $2.5 million, respectively, in Other operating expenses in the accompanying Consolidated Statements of Operations.

Interest costs are capitalized into each development and redevelopment project based upon applying the Company's weighted average borrowing rate to that portion of the actual development or redevelopment costs expended. The Company discontinues interest and real estate tax capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would the Company capitalize interest on the project beyond 12 months after substantial completion of the building shell. During the years ended December 31, 2021, 2020, and 2019, the Company capitalized interest of $4.2 million, $4.4 million, and $4.2 million, respectively, on our development and redevelopment projects.

We have a staff of employees directly supporting our development and redevelopment program. All direct internal costs attributable to these development activities are capitalized as part of each development and redevelopment project. The capitalization of costs is directly related to the actual level of development activity occurring. During the years ended December 31, 2021, 2020, and 2019, we capitalized $11.3 million, $10.2 million, and $20.4 million, respectively, of direct internal costs incurred to support our development and redevelopment program.

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

December 31, 2021

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

Impairment

We evaluate whether there are any events or changes in circumstances, including property operating performance and general market conditions or changes in hold period expectations, that indicate the carrying value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. For those properties with such events or changes, management evaluates recoverability of the property's carrying amount. Through the evaluation, we compare the current carrying value of the asset to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Our estimated cash flows are based on several key assumptions, including rental rates, expected leasing activity, costs of tenant improvements, leasing commissions, expected hold period, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and could differ materially from actual results. Changes in our disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over the estimated fair value. If such indicators are not identified, management will not assess the recoverability of a property's carrying value. If a property previously classified as held and used is changed to held for sale, the Company estimates fair value, less expected costs to sell, which could cause the Company to determine that the property is impaired.

The estimated fair value of real estate assets is subjective and is estimated through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the discounted cash flow approach. The discounted cash flow approach uses similar assumptions to the undiscounted cash flow approach above, as well as a discount rate. Such cash flow projections and rates are subject to management judgment and changes in those assumptions could impact the estimated of fair value. In estimating the fair value of undeveloped land, the Company generally uses market data and comparable sales information.

A loss in value of investments in real estate partnerships under the equity method of accounting, other than a temporary decline, must be recognized in the period in which the loss occurs. If management identifies events or circumstances that indicate that the value of the Company's investment in real estate partnerships may be impaired, it evaluates the investment by calculating the estimated fair value of the investment by discounting estimated future cash flows over the expected term of the investment.

Tax Basis

The net book basis of the Company's real estate assets exceeds the net tax basis by approximately $2.6 billion and $2.7 billion at December 31, 2021 and 2020, respectively, primarily due to the tax free merger with Equity One and inheriting lower carryover tax basis.

(d)
Cash, Cash Equivalents, and Restricted Cash

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. As of December 31, 2021 and 2020, $1.9 million and $2.4 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

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

Under ASC Topic 842, the Company, as a lessor, may only defer as initial direct costs the incremental costs of a tenant’s operating lease that would not have been incurred if the lease had not been obtained. These costs generally consist of third party broker payments. Non-contingent internal leasing and legal costs associated with leasing activities are expensed within General and administrative expenses.

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

December 31, 2021

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

In addition, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (2017 and forward for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

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

Under ASC Topic 842, the Company recognizes Lease liabilities on its Consolidated Balance Sheets for its ground and office leases and corresponding Right of use assets related to these same ground and office leases which are classified as operating leases. A key input in estimating the Lease liabilities and resulting Right of use assets is establishing the discount rate in the lease, which since the rates implicit in the lease contracts are not readily determinable, requires additional inputs for the longer-term ground leases, including market-based interest rates that correspond with the remaining term of the lease, the Company's credit spread, and a securitization adjustment necessary to reflect the collateralized payment terms present in the lease. This discount rate is applied to the remaining unpaid minimum rental payments for each lease to measure the operating lease liabilities.

The ground and office lease expenses are recognized on a straight-line basis over the term of the leases, including management's estimate of expected option renewal periods. For ground leases, the Company generally assumes it will exercise options through the latest option date of that shopping center's anchor tenant lease.

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

December 31, 2021

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

(o)
Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements and expected impact on our financial statements:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Recently adopted:
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.	January 2021	The adoption of this standard did not have a material impact to the Company's financial condition, results of operations, cash flows or related footnote disclosures

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

January 2022

The adoption of this standard will not have a material impact to the Company's financial condition, results of operations, cash flows or related footnote disclosures as the Company's customary lease terms do not result in sales-type or direct financing classification, although future leases may.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

2.
Real Estate Investments

Acquisitions

The following tables detail consolidated shopping centers acquired or land acquired for development or redevelopment for the periods set forth below:

(in thousands)		December 31, 2021
Date Purchased	Property Name	City/State	Property Type	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
7/30/21	Willa Springs (1)	Winter Springs, FL	Operating	$34,500	17,682	1,562	643
8/1/21	Dunwoody Hall (1)	Dunwoody, GA	Operating	32,000	14,612	2,255	973
8/1/21	Alden Bridge (1)	Woodlands, TX	Operating	43,000	27,529	3,198	2,308
8/1/21	Hasley Canyon Village (1)	Castaic, CA	Operating	31,000	16,941	2,037	—
8/1/21	Shiloh Springs (1)	Garland, TX	Operating	19,500	—	1,825	1,079
8/1/21	Bethany Park Place (1)	Allen, TX	Operating	18,000	10,800	996	1,732
8/1/21	Blossom Valley (1)	Mountain View, CA	Operating	44,000	23,611	2,895	732
11/18/21	Blakeney Shopping Center	Charlotte, NC	Operating	181,000	—	14,096	4,431
12/30/21	Valley Stream	Long Island, NY	Operating	48,000	—	21,505	1,675
12/30/21	East Meadow	Long Island, NY	Operating	38,000	—	6,521	1,197
12/30/21	Wading River	Long Island, NY	Operating	35,000	—	4,998	1,469
12/30/21	Eastport	Long Island, NY	Operating	9,000	—	1,366	498
Total property acquisitions				$533,000	111,175	63,254	16,737
(1)
The purchase prices, presented above, reflect the price for 100% of each property which were part of the seven property USAA portfolio purchase. The basis allocated to Real estate assets was $192.9 million which is net of the Company's carryover basis related to its 20% previously owned equity interest in the partnership.

(in thousands)		December 31, 2020
Date Purchased	Property Name	City/State	Property Type	Purchase Price	Debt Assumed, Net of Premiums	Intangible Assets	Intangible Liabilities
1/1/20	Country Walk Plaza (1)	Miami, FL	Operating	$39,625	16,359	3,294	2,452
(1)
The purchase price presented above reflects the purchase price for 100% of the property, of which the Company previously owned a 30% equity interest prior to acquiring the other partner’s interest and gaining control.

3.
Property Dispositions

Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Year ended December 31,
(in thousands, except number sold data)	2021	2020	2019
Net proceeds from sale of real estate investments	$206,193	189,444	137,572
Gain on sale of real estate, net of tax	$91,119	67,465	24,242
Provision for impairment of real estate sold	$112	958	1,836
Number of operating properties sold	7	6	7
Number of land parcels sold	5	11	6
Percent interest sold	100%	50% - 100%	100%

At December 31, 2021, the Company also had one operating property, which has since sold, and one land parcel classified within Properties held for sale on the Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

4.
Investments in Real Estate Partnerships

The Company invests in real estate partnerships, which consist of the following:

	December 31, 2021
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	The Company's Share of Net Income of the Partnership	Net Income of the Partnership
GRI - Regency, LLC (GRIR)	40.00%	67	$153,125	1,537,411	34,655	78,112
New York Common Retirement Fund (NYC)	30.00%	2	11,688	82,446	315	6,939
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7	7,360	135,537	1,976	10,256
Columbia Regency Partners II, LLC (Columbia II)	20.00%	12	35,251	352,469	10,987	55,059
Columbia Village District, LLC	30.00%	1	5,554	94,536	1,522	5,131
RegCal, LLC (RegCal)	25.00%	6	24,995	103,587	2,058	8,448
US Regency Retail I, LLC (USAA) (1)	20.01%	—	—	—	631	3,155
Other investments in real estate partnerships	35.00% - 50.00%	8	134,618	449,458	(5,058)	32,176
Total investments in real estate partnerships		103	$372,591	2,755,444	47,086	199,276
(1)
On August 1, 2021, the Company acquired the partner's 80% interest in the seven properties held in the USAA partnership and therefore all earnings of this property are included in consolidated results from the date of acquisition and excluded from partnership earnings. See note 2.

	December 31, 2020
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	The Company's Share of Net Income of the Partnership	Net Income of the Partnership
GRI - Regency, LLC (GRIR)	40.00%	67	$179,728	1,583,097	25,425	56,244
New York Common Retirement Fund (NYC) (1)	30.00%	4	27,627	205,332	488	4,241
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7	8,699	136,120	1,030	5,383
Columbia Regency Partners II, LLC (Columbia II)	20.00%	13	37,882	377,246	1,045	5,103
Columbia Village District, LLC	30.00%	1	10,108	94,551	757	2,531
RegCal, LLC (RegCal)	25.00%	6	25,908	107,283	1,296	5,397
US Regency Retail I, LLC (USAA) (2)	20.01%	7	—	85,006	790	3,948
Other investments in real estate partnerships (3)	35.00% - 50.00%	9	177,203	478,592	3,338	8,574
Total investments in real estate partnerships		114	$467,155	3,067,227	34,169	91,421
(1)
On January 1, 2020, the Company purchased the partner's 70% interest of a property owned by the NYC partnership (Country Walk Plaza), as discussed in note 2, and therefore all earnings of this property are included in consolidated results from the date of acquisition and excluded from partnership earnings.
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

The summarized balance sheet information for the investments in real estate partnerships, on a combined basis, is as follows:

	December 31,
(in thousands)	2021	2020
Investments in real estate, net	$2,530,964	2,817,713
Acquired lease intangible assets, net	18,735	32,607
Other assets	205,745	216,907
Total assets	$2,755,444	3,067,227
Notes payable	$1,444,867	1,557,043
Acquired lease intangible liabilities, net	20,978	33,223
Other liabilities	90,097	97,321
Capital - Regency	438,510	509,873
Capital - Third parties	760,992	869,767
Total liabilities and capital	$2,755,444	3,067,227

The following table reconciles the Company's capital recorded by the unconsolidated partnerships to the Company's investments in real estate partnerships reported in the accompanying Consolidated Balance Sheet:

	December 31,
(in thousands)	2021	2020
Capital - Regency	$438,510	509,873
Basis difference	(65,919)	(47,119)
Negative investment in USAA (1)	—	4,401
Investments in real estate partnerships	$372,591	467,155
(1)
On August 1, 2021, the Company acquired the partner's 80% interest in the seven properties held in the USAA partnership. See note 2

The revenues and expenses for the investments in real estate partnerships, on a combined basis, are summarized as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Total revenues	$416,222	381,094	417,053
Operating expenses:
Depreciation and amortization	94,026	101,590	97,844
Operating and maintenance	66,061	65,146	65,811
General and administrative	5,837	5,870	6,201
Real estate taxes	54,618	53,747	53,410
Other operating expenses	3,624	3,126	2,709
Total operating expenses	$224,166	229,479	225,975
Other expense (income):
Interest expense, net	58,109	66,786	75,449
Gain on sale of real estate	(75,162)	(7,146)	(64,798)
Early extinguishment of debt	—	554	—
Provision for impairment	9,833	—	9,223
Total other expense (income)	(7,220)	60,194	19,874
Net income of the Partnerships	$199,276	91,421	171,204
The Company's share of net income of the Partnerships	$47,086	34,169	60,956

Acquisitions

The following table provides a summary of shopping centers and land parcels acquired through our unconsolidated real estate partnerships during 2020, which had no such acquisitions in 2021:

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

Dispositions

The following table provides a summary of shopping centers and land parcels disposed of through our unconsolidated real estate partnerships:

	Year ended December 31,
(in thousands)	2021	2020	2019
Proceeds from sale of real estate investments	$224,708	27,974	142,754
Gain on sale of real estate	$75,162	7,147	64,798
The Company's share of gain on sale of real estate	$9,380	2,413	29,422
Number of operating properties sold	4	2	4
Number of land out-parcels sold	1	—	—

Notes Payable

Scheduled principal repayments on notes payable held by our unconsolidated investments in real estate partnerships as of December 31, 2021, were as follows:

(in thousands) Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2022	$7,736	254,893	7,300	269,929	98,932
2023	3,256	171,608	—	174,864	65,149
2024	1,877	33,690	—	35,567	14,233
2025	2,249	137,000	—	139,249	42,169
2026	2,471	125,286	—	127,757	41,768
Beyond 5 Years	8,723	697,479	—	706,202	257,620
Net unamortized loan costs, debt premium / (discount)	—	(8,701)	—	(8,701)	(3,080)
Total notes payable	$26,312	1,411,255	7,300	1,444,867	516,791

These fixed and variable rate loans are all non-recourse to the partnerships, and mature through 2034, with 93.2% having a weighted average fixed interest rate of 3.7%. The remaining notes payable float over LIBOR and had a weighted average variable interest rate of 2.5% at December 31, 2021. Maturing loans will be repaid from proceeds from refinancing, partner capital contributions, or a combination thereof. The Company is obligated to contribute its Pro-rata share to fund maturities if the loans are not refinanced, and it has the capacity to do so from existing cash balances, availability on its line of credit, and operating cash flows. The Company believes that its partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, the Company would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call which would be secured by the partner's membership interest.

Management fee income

In addition to earning our Pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees as discussed in Note 1, as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Asset management, property management, leasing, and investment and financing services	$40,301	26,618	28,878

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

5.
Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the periods set forth below:

(in thousands)	December 31, 2021	December 31, 2020
Goodwill	$167,095	173,868
Investments	65,112	60,692
Prepaid and other	21,332	17,802
Furniture, fixtures, and equipment, net	5,444	6,560
Deferred financing costs, net	7,448	2,524
Total other assets	$266,431	261,446

The following table presents the goodwill balances and activity during the year to date periods ended:

	December 31, 2021			December 31, 2020
(in thousands)	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$307,413	(133,545)	173,868	310,388	(2,954)	307,434
Goodwill allocated to Provision for impairment	—	—	—	—	(132,179)	(132,179)
Goodwill allocated to Properties held for sale	(2,465)	—	(2,465)	(1,191)	1,191	—
Goodwill associated with disposed reporting units:
Goodwill allocated to Provision for impairment	(111)	111	—	—	—	—
Goodwill allocated to Gain on sale of real estate	(4,308)	—	(4,308)	(1,784)	397	(1,387)
End of year balance	$300,529	(133,434)	167,095	307,413	(133,545)	173,868

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

6.
Acquired Lease Intangibles

The Company had the following acquired lease intangibles:

	December 31,
(in thousands)	2021	2020
In-place leases	$443,460	$414,298
Above-market leases	81,433	59,381
Total intangible assets	524,893	473,679
Accumulated amortization	(312,186)	(284,880)
Acquired lease intangible assets, net	$212,707	188,799
Below-market leases	535,569	523,678
Accumulated amortization	(172,293)	(145,966)
Acquired lease intangible liabilities, net	$363,276	377,712

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

The following table provides a summary of amortization and net accretion amounts from acquired lease intangibles:

	Year ended December 31,
(in thousands)	2021	2020	2019	Line item in Consolidated Statements of Operations
In-place lease amortization	$33,621	48,297	60,250	Depreciation and amortization
Above-market lease amortization	5,487	7,658	9,112	Lease income
Acquired lease intangible asset amortization	$39,108	55,955	69,362

Below-market lease amortization	$30,378	50,103	54,730	Lease income

The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for the next five years are as follows:

(in thousands)
In Process Year Ending December 31,	Amortization of In-place lease intangibles	Net accretion of Above / Below market lease intangibles
2022	$31,473	$22,238
2023	25,422	21,126
2024	19,359	19,061
2025	15,736	18,536
2026	12,779	17,939

7.
Leases

Lessor Accounting

All of the Company’s leases are classified as operating leases. The Company's Lease income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent, and in some cases stated amounts for CAM, real estate taxes, and insurance (“Recoverable Costs”). Income for these amounts is recognized on a straight-line basis.

Variable lease income includes the following two main items in the lease contracts:

(i)
Recoveries from tenants represents the tenants' contractual obligations to reimburse the Company for their portion of Recoverable Costs incurred. Generally the Company’s leases provide for the tenants to reimburse the Company based on the tenants’ share of the actual costs incurred in proportion to the tenants’ share of leased space in the property.
(ii)
Percentage rent represents amounts billable to tenants based on the tenants' actual sales volume in excess of levels specified in the lease contract.

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in ASC Topic 842:

(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease income
Fixed and in-substance fixed lease income	$797,502	807,603	813,444
Variable lease income	262,619	247,384	247,861
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	24,539	42,219	45,392
Uncollectible straight line rent (1)	5,227	(34,673)	(7,002)
Uncollectible amounts billable in lease income (1)	23,481	(82,367)	(5,394)
Total lease income	$1,113,368	980,166	1,094,301
(1)
During the year ended December 31, 2021, the Company had improved rent collections following decreases in governmental operating restrictions on certain businesses which resulted in more favorable income than we experienced in 2020 during the height of the pandemic.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

Future minimum rents under non-cancelable operating leases, excluding variable lease payments, are as follows:

(in thousands)
For the year ended December 31,	December 31, 2021
2022	$793,177
2023	710,472
2024	609,200
2025	501,333
2026	398,196
Thereafter	1,409,012
Total	$4,421,390

Lessee Accounting

The Company has shopping centers that are subject to non-cancelable, long-term ground leases where a third party owns the underlying land and has leased the land to the Company to construct and/or operate a shopping center.

The Company has 20 properties within its consolidated real estate portfolio that are either partially or completely on land subject to ground leases with third parties. Accordingly, the Company owns only a long-term leasehold or similar interest in these properties. These ground leases expire through the year 2101, and in most cases, provide for renewal options.

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

The ground and office lease expense is recognized on a straight-line basis over the term of the leases, including management's estimate of expected option renewal periods. Operating lease expense under the Company's ground and office leases was as follows, including straight-line rent expense and variable lease expenses such as CPI increases, percentage rent and reimbursements of landlord costs:

(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Fixed operating lease expense
Ground leases	$13,862	13,716	13,982
Office leases	4,309	4,334	4,229
Total fixed operating lease expense	18,171	18,050	18,211
Variable lease expense
Ground leases	1,032	1,044	1,693
Office leases	615	585	552
Total variable lease expense	1,647	1,629	2,245
Total lease expense	$19,818	19,679	20,456
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows for operating leases	$15,165	15,003	14,815

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

The following table summarizes the undiscounted future cash flows by year attributable to the operating lease liabilities for ground and office leases as of December 31, 2021, and provides a reconciliation to the Lease liability included in the accompanying Consolidated Balance Sheets:

(in thousands)	Lease Liabilities
For the year ended December 31,	Ground Leases	Office Leases	Total
2022	$10,562	4,002	14,564
2023	10,775	3,323	14,098
2024	10,824	2,732	13,556
2025	10,827	2,561	13,388
2026	10,748	2,388	13,136
Thereafter	527,860	1,576	529,436
Total undiscounted lease liabilities	$581,596	16,582	598,178
Present value discount	(381,062)	(1,328)	(382,390)
Lease liabilities	$200,534	15,254	215,788
Weighted average discount rate	5.2%	3.4%
Weighted average remaining term (in years)	47.7	4.8

8. Income Taxes

The Company has elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code with certain of its subsidiaries treated as taxable REIT subsidiary (“TRS”) entities, which are subject to federal and state income taxes.

The following table summarizes the tax status of dividends paid on our common shares:

	Year ended December 31,
(in thousands)	2021		2020	2019
Dividend per share	$2.53	(1)	2.19	2.34
Ordinary income	92%		100%	97%
Capital gain (2)	8%		—%	3%

Additional tax status information:
Qualified dividend income	1%		—%	—%
Section 199A dividend	91%		100%	97%
Section 897 ordinary dividends	2%		—%	—%
Section 897 capital gains	4%		—%	—%
(1)
During 2021, the Company declared four quarterly dividends, the last of which was paid on January 5, 2022, with a portion allocated to the 2021 dividend period, and the balance allocated to 2022.
(2)
Of the total capital gain distribution during 2021, 42% is excluded under Reg. 1.1061-4(b)(7). The remaining 58% is a Three Year Amount under Reg. 1.1061-6(c).

Our consolidated expense (benefit) for income taxes for the years ended December 31, 2021, 2020, and 2019 was as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Income tax expense (benefit):
Current	$620	2,157	1,576
Deferred	421	(891)	(331)
Total income tax expense (benefit) (1)	$1,041	1,266	1,245
(1)
Includes $943,000, $(355,000) and $757,000 of tax expense (benefit) presented within Other operating expenses during the years ended December 31, 2021, 2020, and 2019, respectively. Additionally, $1.6 million, and $488,000 of tax expense is presented within Gain on sale of real estate (or Provision for impairment), net of tax, during the years ended December 31, 2020, and 2019, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

The TRS entities are subject to federal and state income taxes and file separate tax returns. Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income of the TRS entities, as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Computed expected tax expense (benefit)	$544	(3,665)	1,587
State income tax, net of federal benefit	477	(593)	650
Valuation allowance	15	1,043	(91)
Permanent items	1	5,079	(819)
All other items	4	(598)	(82)
Total income tax expense (1)	1,041	1,266	1,245
Income tax expense attributable to operations (1)	$1,041	1,266	1,245
(1)
Includes $943,000, $(355,000), and $757,000 of tax expense (benefit) presented within Other operating expenses during the years ended December 31, 2021, 2020, and 2019, respectively. Additionally, $1.6 million, and $488,000 of tax expense is presented within Gain on sale of real estate (or Provision for impairment), net of tax, during the years ended December 31, 2020 and 2019, respectively.

The tax effects of temporary differences (included in Accounts payable and other liabilities in the accompanying Consolidated Balance Sheets) are summarized as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets
Provision for impairment	$—	508
Fixed assets	1,039	1,077
Net operating loss carryforward	—	109
Other	1,379	771
Deferred tax assets	2,418	2,465
Valuation allowance	(2,418)	(2,465)
Deferred tax assets, net	$—	—
Deferred tax liabilities
Straight line rent	$—	(88)
Fixed assets	(13,004)	(12,943)
Other	(340)	—
Deferred tax liabilities	(13,344)	(13,031)
Net deferred tax liabilities	$(13,344)	(13,031)

The Company believes it is more likely than not that the remaining deferred tax assets will not be realized unless tax planning strategies are implemented.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

9.
Notes Payable and Unsecured Credit Facilities

The Company’s outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following:

	Maturing Through	Weighted Average Contractual Rate	Weighted Average Effective Rate	December 31,
(in thousands)				2021	2020
Notes payable:
Fixed rate mortgage loans	3/1/2032	4.0%	3.8%	$359,414	$272,750
Variable rate mortgage loans (1)	6/2/2027	3.2%	3.3%	115,539	146,046
Fixed rate unsecured debt	3/15/2049	3.8%	4.0%	3,243,991	3,239,609
Total notes payable				$3,718,944	3,658,405
Unsecured credit facilities:
Line of Credit (2)	3/23/2025	1.0%	1.3%	$—	$—
Term Loan (3)		2.0%	2.1%	—	264,679
Total debt outstanding				$3,718,944	3,923,084
(1)
Consists of five mortgages with interest rates that vary on LIBOR based formulas. Four of these variable rate loans have interest rate swaps in place to mitigate the interest rate fluctuation risk. The effective fixed rates of the loans range from 2.5% to 4.1%.
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

The Company is required to comply with certain financial covenants for its unsecured public debt as defined in the indenture agreements such as the following ratios: Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of December 31, 2021, management of the Company believes it is in compliance with all financial covenants for its unsecured public debt.

Unsecured Credit Facilities

During January 2021, the Company repaid in full the $265 million Term Loan, and settled its related interest rate swap, as discussed in note 10.

The Company has an unsecured line of credit commitment (the “Line”) with a syndicate of banks. At December 31, 2021, the Line had a borrowing capacity of $1.25 billion, which is reduced by the balance of outstanding borrowings and commitments from issued letters of credit. The Line bears interest at a variable rate of LIBOR plus 0.875% and is subject to a commitment fee of 0.15%, both of which are based on the Company's corporate credit rating.

The Company is required to comply with certain financial covenants as defined in the Line credit agreement, such as Ratio of Indebtedness to Total Asset Value (“TAV”), Ratio of Unsecured Indebtedness to Unencumbered Asset Value, Ratio of Adjusted EBITDA to Fixed Charges, Ratio of Secured Indebtedness to TAV, Ratio of Unencumbered Net Operating Income to Unsecured Interest Expense, and other covenants customary with this type of unsecured financing. As of December 31, 2021, the Company is in compliance with all financial covenants for the Line.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	December 31, 2021
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2022	$11,389	$5,848	$—	17,237
2023	9,695	64,376	—	74,071
2024	4,849	90,742	250,000	345,591
2025	3,732	40,000	250,000	293,732
2026	3,922	88,000	200,000	291,922
Beyond 5 Years	6,661	138,234	2,575,000	2,719,895
Unamortized debt premium/(discount) and issuance costs	—	7,505	(31,009)	(23,504)
Total notes payable	$40,248	434,705	3,243,991	3,718,944
(1)
Includes unsecured public and private debt and unsecured credit facilities.

The Company has $5.8 million of debt maturing over the next twelve months, which is in the form of a non-recourse mortgage loan. The Company currently intends to repay the maturing balance and leave the property unencumbered. The Company has sufficient capacity on its Line to repay the maturing debt, if necessary.

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

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value at December 31,
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2021	2020
8/1/16	1/5/22 (2)	$265,000	1 Month LIBOR with Floor	1.053%	$—	(2,472)
4/7/16	4/1/23	19,029	1 Month LIBOR	1.303%	(175)	(494)
12/1/16	11/1/23	31,763	1 Month LIBOR	1.490%	(412)	(1,181)
9/17/19	3/17/25	24,000	1 Month LIBOR	1.542%	(364)	(1,288)
6/2/17	6/2/27	36,019	1 Month LIBOR with Floor	2.366%	(1,907)	(3,856)
Total derivative financial instruments					$(2,858)	(9,291)
(1)
Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.
(2)
In January 2021, the Company cash settled before maturity $265 million of notional interest rate swaps in connection with its repayment of the Term Loan.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of December 31, 2021, does not have any derivatives that are not designated as hedges.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative				Location and Amount of Gain (Loss) Reclassified from AOCI into Income				Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Year ended December 31,				Year ended December 31,				Year ended December 31,
(in thousands)	2021	2020	2019		2021	2020	2019		2021	2020	2019
Interest rate swaps	$5,391	(19,187)	(15,585)	Interest expense, net	$4,141	8,790	3,269	Interest expense, net	$145,170	156,678	151,264
				Early extinguishment of debt (1)	$—	2,472	—	Early extinguishment of debt	$—	21,837	11,982
(1)
At December 31, 2020, based on intent to repay the Term Loan in January 2021, the Company recognized the Accumulated other comprehensive loss for the Term Loan swap in earnings within Early extinguishment of debt.

As of December 31, 2021, the Company expects approximately $3.0 million of accumulated comprehensive losses on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

11.
Fair Value Measurements
(a)
Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximates their fair values, except for the following:

	December 31,
	2021		2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,718,944	4,103,533	$3,658,405	4,102,382
Unsecured credit facilities	$—	—	$264,679	265,226

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of December 31, 2021 and 2020, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

(b)
Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment income in the accompanying Consolidated Statements of Operations, and includes unrealized gains of $1.7 million, $3.0 million, and $3.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2021
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities	$49,513	49,513	—	—
Available-for-sale debt securities	15,599	—	15,599	—
Total	$65,112	49,513	15,599	—
Liabilities:
Interest rate derivatives	$(2,858)	—	(2,858)	—

	Fair Value Measurements as of December 31, 2020
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities	$44,986	44,986	—	—
Available-for-sale debt securities	15,706	—	15,706	—
Total	$60,692	44,986	15,706	—
Liabilities:
Interest rate derivatives	$(9,291)	—	(9,291)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis:

	Fair Value Measurements as of December 31, 2021
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Operating properties	$140,500	—	—	140,500	(84,277)

	Fair Value Measurements as of December 31, 2020
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Operating properties	$25,000	—	25,000	—	(17,532)

During the year ended December 31, 2021, the Company recorded a provision for impairment of $84.3 million on the Potrero shopping centers (200 Potrero and Potrero Center) which are classified as held and used and were impaired to estimated fair value due to a change in expected hold period. The estimated fair value was derived using a discounted cash flow model. The discount rate of 7.2% and terminal capitalization rate of 5.25% used in the discounted cash flow model are considered significant unobservable inputs and assumptions used in estimating the fair value, which is considered a Level 3 input per the fair value hierarchy.

During the year ended December 31, 2020, the Company recorded a provision for impairment of $17.5 million on one operating property which is classified as held and used. The property was impaired as a result of limited visibility for replacement prospects for this property. The 2020 fair value was based on third-party offers for the property and is reflected in the above Level 2 fair value hierarchy.

12.
Equity and Capital

Common Stock of the Parent Company

Dividends Declared

On February 9, 2022, our Board of Directors declared a common stock dividend of $0.625 per share, payable on April 5,

2022, to shareholders of record as of March 15, 2022.

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

The remaining unsettled shares under the forward sale agreements must be settled within one year of their trade dates, which vary by agreement, and range from June 6, 2022, to June 11, 2022. Proceeds from the issuance of the remaining shares under outstanding forward sale agreements are expected to be approximately $65 million, before any underwriting discount and offering expenses, and are expected to be used to fund new investments which may include acquisitions of operating properties, fund developments and redevelopments, or for general corporate purposes.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

As of December 31, 2021, $350.4 million of common stock remained available for issuance under this ATM equity program.

Share Repurchase Program

On February 3, 2021, the Company’s Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases or in privately negotiated transactions. Any shares purchased, if not retired, will be treated as treasury shares. Under the current authorization, the program is set to expire on February 3, 2023, but may be modified or terminated at any time at the discretion of the Board. The timing and actual numbers of shares purchased under the program depend upon marketplace conditions, liquidity needs, and other factors. Through December 31, 2021, no shares have been repurchased under this program.

Common Units of the Operating Partnership

Common units of the operating partnership are issued or redeemed and retired for each of the shares of Parent Company common stock issued or repurchased and retired, as described above. During the year ended December 31, 2021, 5,000 Partnership Units were converted to Parent Company common stock.

General Partners

The Parent Company, as general partner, owned the following Partnership Units outstanding:

	December 31,
(in thousands)	2021	2020
Partnership units owned by the general partner	171,213	169,680
Partnership units owned by the limited partners	760	765
Total partnership units outstanding	171,973	170,445
Percentage of partnership units owned by the general partner	99.6%	99.6%

13.
Stock-Based Compensation

The Company recorded stock-based compensation in General and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below:

	Year ended December 31,
(in thousands)	2021	2020	2019
Restricted stock (1)	$12,651	14,248	16,254
Directors' fees paid in common stock and other employee stock grants	530	452	410
Capitalized stock-based compensation	(666)	(1,119)	(2,325)
Stock-based compensation, net of capitalization	$12,515	13,581	14,339
(1)
Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.

The Company established its Omnibus Incentive Plan (the “Plan”) under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of the Parent Company's common stock or stock options. As of December 31, 2021, there were 4.3 million shares available for grant under the Plan either through stock options or restricted stock awards.

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

December 31, 2021

shareholder return includes the value of dividends, no dividend yield assumption is required for the valuation. Compensation expense is measured at the grant date and recognized on a straight-line basis over the requisite vesting period for the entire award.

The following table summarizes non-vested restricted stock activity:

	Year ended December 31, 2021
	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested as of December 31, 2020	618,935
Time-based awards granted (1) (4)	196,453		$49.33
Performance-based awards granted (2) (4)	25,627		$47.68
Market-based awards granted (3) (4)	146,136		$42.63
Change in market-based awards earned for performance (3)	(15,513)		$47.18
Vested (5)	(223,158)		$49.02
Forfeited	(56,618)		$61.16
Non-vested as of December 31, 2021 (6)	691,862	$51,744
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

	Year ended December 31,
	2021	2020	2019
Volatility	42.60%	18.50%	19.30%
Risk free interest rate	0.18%	1.30%	2.43%
(4)
The weighted-average grant price for restricted stock granted during the years is summarized below:

	Year ended December 31,
	2021	2020	2019
Weighted-average grant price for restricted stock	$46.55	$64.14	$65.11

(5)
The total intrinsic value of restricted stock vested during the years is summarized below (in thousands):

	Year ended December 31,
	2021	2020	2019
Intrinsic value of restricted stock vested	$10,939	$14,423	$17,684
(6)
As of December 31, 2021, there was $13.9 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years. The Company issues new restricted stock from its authorized shares available at the date of grant.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

14.
Saving and Retirement Plans

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees and permits participants to defer eligible compensation up to the maximum allowable amount determined by the IRS. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $5,000 of their eligible compensation, is fully vested and funded as of December 31, 2021. Additionally, an annual profit sharing contribution may be made, which vests over a three year period. Costs for Company contributions to the plan totaled $4.1 million, $3.5 million, and $3.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

	Year ended December 31,
(in thousands)	2021	2020	Location in Consolidated Balance Sheets
Assets:
Securities	$44,464	40,964	Other assets
Liabilities:
Deferred compensation obligation	$44,388	40,962	Accounts payable and other liabilities

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
15.
Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands, except per share data)	2021	2020	2019
Numerator:
Income attributable to common stockholders - basic	$361,411	$44,889	239,430
Income attributable to common stockholders - diluted	$361,411	$44,889	239,430
Denominator:
Weighted average common shares outstanding for basic EPS	170,236	169,231	167,526
Weighted average common shares outstanding for diluted EPS (1) (2)	170,694	169,460	167,771
Income per common share – basic	$2.12	$0.27	1.43
Income per common share – diluted	$2.12	$0.26	1.43
(1)
Includes the dilutive impact of unvested restricted stock.
(2)
Using the treasury stock method, weighted average common shares outstanding for basic and diluted earnings per share exclude 1.0 million and 1.9 million shares issuable under the forward ATM equity offering outstanding during 2021 and 2019, respectively, as they would be anti-dilutive.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding for the years ended December 31, 2021, 2020, and 2019, were 761,955, 765,046, and 464,286, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit:

	Year ended December 31,
(in thousands, except per share data)	2021	2020	2019
Numerator:
Income attributable to common unit holders - basic	$363,026	$45,092	240,064
Income attributable to common unit holders - diluted	$363,026	$45,092	240,064
Denominator:
Weighted average common units outstanding for basic EPU	170,998	169,997	167,990
Weighted average common units outstanding for diluted EPU (1) (2)	171,456	170,225	168,235
Income per common unit – basic	$2.12	$0.27	1.43
Income per common unit – diluted	$2.12	$0.26	1.43
(1)
Includes the dilutive impact of unvested restricted stock.
(2)
Using the treasury stock method, weighted average common shares outstanding for basic and diluted earnings per share exclude 1.0 million and 1.9 million shares issuable under the forward ATM equity offering outstanding during 2021 and 2019, respectively, as they would be anti-dilutive.
16.
Commitments and Contingencies

Litigation

The Company is involved in litigation on a number of matters, and is subject to other disputes that arise in the ordinary course of business. While the outcome of any particular lawsuit or dispute cannot be predicted with certainty, in the opinion of management, the Company's currently pending litigation and disputes are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. Legal fees are expensed as incurred.

Environmental

The Company is subject to numerous environmental laws and regulations pertaining primarily to chemicals historically used by certain current and former dry cleaning tenants, the existence of asbestos in older shopping centers, older underground petroleum storage tanks and other historic land use. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations. The Company can give no assurance that existing environmental studies with respect to its shopping centers have revealed all potential environmental contaminants; that its estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to the Company; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; and that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of December 31, 2021 and 2020, the Company had $9.4 million and $9.7 million, respectively, in letters of credit outstanding.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2021

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
101 7th Avenue	$48,340	34,895	(57,260)	15,378	10,597	25,975	(1,282)	24,693	—
1175 Third Avenue	40,560	25,617	1	40,560	25,618	66,178	(3,614)	62,564	—
1225-1239 Second Ave	23,033	17,173	(33)	23,033	17,140	40,173	(2,578)	37,595	—
200 Potrero	4,860	2,251	135	4,860	2,386	7,246	(365)	6,881	—
22 Crescent Road	2,198	272	(318)	2,152	—	2,152	—	2,152	—
4S Commons Town Center	30,760	35,830	1,384	30,812	37,162	67,974	(28,917)	39,057	(82,531)
6401 Roosevelt	2,685	934	14	2,685	948	3,633	(60)	3,573	—
90 - 30 Metropolitan Avenue	16,614	24,171	141	16,614	24,312	40,926	(3,549)	37,377	—
91 Danbury Road	732	851	—	732	851	1,583	(173)	1,410	—
Alafaya Village	3,004	5,852	280	3,004	6,132	9,136	(1,029)	8,107	—
Alden Bridge	17,014	21,958	161	17,014	22,119	39,133	(431)	38,702	(26,000)
Amerige Heights Town Center	10,109	11,288	890	10,109	12,178	22,287	(5,971)	16,316	—
Anastasia Plaza	9,065	—	813	3,338	6,540	9,878	(3,344)	6,534	—
Ashford Place	2,584	9,865	1,304	2,584	11,169	13,753	(8,837)	4,916	—
Atlantic Village	4,282	18,827	1,908	4,830	20,187	25,017	(4,238)	20,779	—
Aventura Shopping Center	2,751	10,459	10,955	9,486	14,679	24,165	(3,599)	20,566	—
Aventura Square	88,098	20,771	1,785	89,657	20,997	110,654	(3,788)	106,866	(3,639)
Balboa Mesa Shopping Center	23,074	33,838	14,049	27,758	43,203	70,961	(17,856)	53,105	—
Banco Popular Building	2,160	1,137	(1,294)	2,003	—	2,003	—	2,003	—
Belleview Square	8,132	9,756	3,799	8,323	13,364	21,687	(9,627)	12,060	—
Belmont Chase	13,881	17,193	(491)	14,372	16,211	30,583	(6,974)	23,609	—
Berkshire Commons	2,295	9,551	2,952	2,965	11,833	14,798	(9,060)	5,738	—
Bethany Park Place	4,832	12,405	21	4,832	12,426	17,258	(250)	17,008	(10,200)
Bird 107 Plaza	10,371	5,136	(25)	10,371	5,111	15,482	(1,046)	14,436	—
Bird Ludlam	42,663	38,481	821	42,663	39,302	81,965	(6,808)	75,157	—
Black Rock	22,251	20,815	435	22,251	21,250	43,501	(6,116)	37,385	(19,029)
Blakeney Shopping Center	82,411	89,165	—	82,411	89,165	171,576	(374)	171,202	—
Bloomingdale Square	3,940	14,912	20,772	8,639	30,985	39,624	(10,976)	28,648	—
Blossom Valley	31,988	5,850	156	31,988	6,006	37,994	(143)	37,851	(22,300)
Boca Village Square	43,888	9,726	88	43,888	9,814	53,702	(2,421)	51,281	—
Boulevard Center	3,659	10,787	2,974	3,659	13,761	17,420	(8,681)	8,739	—
Boynton Lakes Plaza	2,628	11,236	5,028	3,606	15,286	18,892	(9,033)	9,859	—
Boynton Plaza	12,879	20,713	200	12,879	20,913	33,792	(3,850)	29,942	—
Brentwood Plaza	2,788	3,473	356	2,788	3,829	6,617	(1,786)	4,831	—
Briarcliff La Vista	694	3,292	595	694	3,887	4,581	(3,284)	1,297	—
Briarcliff Village	4,597	24,836	5,471	4,597	30,307	34,904	(21,404)	13,500	—
Brick Walk	25,299	41,995	1,796	25,299	43,791	69,090	(10,824)	58,266	(31,763)
BridgeMill Market	7,521	13,306	890	7,522	14,195	21,717	(3,138)	18,579	—
Bridgeton	3,033	8,137	623	3,067	8,726	11,793	(3,491)	8,302	—
Brighten Park	3,983	18,687	11,439	4,234	29,875	34,109	(20,513)	13,596	—
Broadway Plaza	40,723	42,170	2,089	40,723	44,259	84,982	(7,387)	77,595	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2021

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Brooklyn Station on Riverside	7,019	8,688	267	6,998	8,976	15,974	(2,652)	13,322	—
Brookside Plaza	35,161	17,494	5,401	36,163	21,893	58,056	(4,750)	53,306	—
Buckhead Court	1,417	7,432	4,496	1,417	11,928	13,345	(9,204)	4,141	—
Buckhead Landing (fka Piedmont Peachtree Crossing)	45,502	16,642	57	45,502	16,699	62,201	(3,126)	59,075	—
Buckhead Station	70,411	36,518	3,025	70,448	39,506	109,954	(8,436)	101,518	—
Buckley Square	2,970	5,978	1,515	2,970	7,493	10,463	(4,916)	5,547	—
Caligo Crossing	2,459	4,897	157	2,546	4,967	7,513	(3,700)	3,813	—
Cambridge Square	774	4,347	507	774	4,854	5,628	(3,314)	2,314	—
Carmel Commons	2,466	12,548	5,145	3,422	16,737	20,159	(11,596)	8,563	—
Carriage Gate	833	4,974	3,407	1,302	7,912	9,214	(7,161)	2,053	—
Carytown Exchange	23,587	12,523	(55)	23,587	12,468	36,055	(1,191)	34,864	—
Cashmere Corners	3,187	9,397	390	3,187	9,787	12,974	(2,186)	10,788	—
Centerplace of Greeley III	6,661	11,502	1,448	5,694	13,917	19,611	(6,728)	12,883	—
Charlotte Square	1,141	6,845	1,271	1,141	8,116	9,257	(1,919)	7,338	—
Chasewood Plaza	4,612	20,829	5,750	6,886	24,305	31,191	(20,052)	11,139	—
Chastain Square	30,074	12,644	2,120	30,074	14,764	44,838	(3,712)	41,126	—
Cherry Grove	3,533	15,862	4,904	3,533	20,766	24,299	(12,892)	11,407	—
Chimney Rock	23,623	48,200	433	23,623	48,633	72,256	(12,339)	59,917	—
Circle Center West	22,930	9,028	(46)	22,930	8,982	31,912	(1,784)	30,128	—
Circle Marina Center	29,303	18,437	99	29,303	18,536	47,839	(1,562)	46,277	(24,000)
CityLine Market	12,208	15,839	273	12,306	16,014	28,320	(4,818)	23,502	—
CityLine Market Phase II	2,744	3,081	5	2,744	3,086	5,830	(868)	4,962	—
Clayton Valley Shopping Center	24,189	35,422	3,113	24,538	38,186	62,724	(29,202)	33,522	—
Clocktower Plaza Shopping Ctr	49,630	19,624	672	49,630	20,296	69,926	(3,530)	66,396	—
Clybourn Commons	15,056	5,594	275	15,056	5,869	20,925	(1,799)	19,126	—
Cochran's Crossing	13,154	12,315	2,306	13,154	14,621	27,775	(11,082)	16,693	—
Compo Acres Shopping Center	28,627	10,395	898	28,627	11,293	39,920	(1,900)	38,020	—
Concord Shopping Plaza	30,819	36,506	1,562	31,272	37,615	68,887	(6,113)	62,774	—
Copps Hill Plaza	29,515	40,673	659	29,514	41,333	70,847	(7,514)	63,333	(10,145)
Coral Reef Shopping Center	14,922	15,200	2,435	15,332	17,225	32,557	(3,231)	29,326	—
Corkscrew Village	8,407	8,004	662	8,407	8,666	17,073	(4,181)	12,892	—
Cornerstone Square	1,772	6,944	1,685	1,772	8,629	10,401	(6,578)	3,823	—
Corvallis Market Center	6,674	12,244	472	6,696	12,694	19,390	(7,353)	12,037	—
Country Walk Plaza	18,713	20,373	108	18,713	20,481	39,194	(1,459)	37,735	(16,000)
Countryside Shops	17,982	35,574	13,613	23,175	43,994	67,169	(9,781)	57,388	—
Courtyard Shopping Center	5,867	4	3	5,867	7	5,874	(3)	5,871	—
Culver Center	108,841	32,308	1,229	108,841	33,537	142,378	(6,594)	135,784	—
Danbury Green	30,303	19,255	661	30,303	19,916	50,219	(3,410)	46,809	—
Dardenne Crossing	4,194	4,005	704	4,343	4,560	8,903	(2,397)	6,506	—
Darinor Plaza	693	32,140	942	711	33,064	33,775	(5,901)	27,874	—
Diablo Plaza	5,300	8,181	2,154	5,300	10,335	15,635	(6,391)	9,244	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2021

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Dunwoody Hall	15,145	12,110	10	15,145	12,120	27,265	(214)	27,051	(13,800)
Dunwoody Village	3,342	15,934	5,859	3,342	21,793	25,135	(16,777)	8,358	—
East Meadow	12,325	21,378	—	12,325	21,378	33,703	—	33,703	—
East Pointe	1,730	7,189	2,257	1,941	9,235	11,176	(6,708)	4,468	—
Eastport	2,985	5,649	—	2,985	5,649	8,634	—	8,634	—
El Camino Shopping Center	7,600	11,538	13,427	10,328	22,237	32,565	(10,986)	21,579	—
El Cerrito Plaza	11,025	27,371	2,910	11,025	30,281	41,306	(13,523)	27,783	—
El Norte Pkwy Plaza	2,834	7,370	3,326	3,263	10,267	13,530	(6,577)	6,953	—
Encina Grande	5,040	11,572	20,072	10,518	26,166	36,684	(15,129)	21,555	—
Fairfield Center	6,731	29,420	1,301	6,731	30,721	37,452	(7,380)	30,072	—
Falcon Marketplace	1,340	4,168	467	1,246	4,729	5,975	(2,943)	3,032	—
Fellsway Plaza	30,712	7,327	9,825	34,923	12,941	47,864	(7,404)	40,460	(36,019)
Fenton Marketplace	2,298	8,510	(7,936)	512	2,360	2,872	(1,238)	1,634	—
Fleming Island	3,077	11,587	3,165	3,111	14,718	17,829	(9,274)	8,555	—
Fountain Square	29,722	29,041	(211)	29,784	28,768	58,552	(11,224)	47,328	—
French Valley Village Center	11,924	16,856	376	11,822	17,334	29,156	(14,998)	14,158	—
Friars Mission Center	6,660	28,021	2,263	6,660	30,284	36,944	(17,698)	19,246	—
Gardens Square	2,136	8,273	768	2,136	9,041	11,177	(5,750)	5,427	—
Gateway Shopping Center	52,665	7,134	11,424	55,087	16,136	71,223	(18,453)	52,770	—
Gelson's Westlake Market Plaza	3,157	11,153	5,986	4,654	15,642	20,296	(9,024)	11,272	—
Glen Oak Plaza	4,103	12,951	1,051	4,103	14,002	18,105	(5,146)	12,959	—
Glengary Shoppes	9,120	11,541	1,001	9,120	12,542	21,662	(2,643)	19,019	—
Glenwood Village	1,194	5,381	406	1,194	5,787	6,981	(4,796)	2,185	—
Golden Hills Plaza	12,699	18,482	3,692	11,521	23,352	34,873	(11,768)	23,105	—
Grand Ridge Plaza	24,208	61,033	5,907	24,918	66,230	91,148	(26,597)	64,551	—
Greenwood Shopping Centre	7,777	24,829	573	7,777	25,402	33,179	(4,915)	28,264	—
Hammocks Town Center	28,764	25,113	858	28,764	25,971	54,735	(5,131)	49,604	—
Hancock	8,232	28,260	(13,312)	4,692	18,488	23,180	(11,618)	11,562	—
Harpeth Village Fieldstone	2,284	9,443	812	2,284	10,255	12,539	(6,184)	6,355	—
Hasley Canyon Village	17,630	8,231	16	17,630	8,247	25,877	(167)	25,710	(16,000)
Heritage Plaza	12,390	26,097	14,318	12,215	40,590	52,805	(20,644)	32,161	—
Hershey	7	808	11	7	819	826	(533)	293	—
Hewlett Crossing I & II	11,850	18,205	781	11,850	18,986	30,836	(2,531)	28,305	(9,061)
Hibernia Pavilion	4,929	5,065	236	4,929	5,301	10,230	(3,928)	6,302	—
Hillcrest Village	1,600	1,909	51	1,600	1,960	3,560	(1,146)	2,414	—
Hilltop Village	2,995	4,581	4,160	3,104	8,632	11,736	(4,151)	7,585	—
Hinsdale	5,734	16,709	11,868	8,343	25,968	34,311	(16,004)	18,307	—
Holly Park	8,975	23,799	2,425	8,828	26,371	35,199	(7,447)	27,752	—
Howell Mill Village	5,157	14,279	7,361	9,610	17,187	26,797	(7,993)	18,804	—
Hyde Park	9,809	39,905	7,245	9,809	47,150	56,959	(29,449)	27,510	—
Indian Springs Center	24,974	25,903	985	25,034	26,828	51,862	(6,963)	44,899	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2021

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Indigo Square	8,087	9,885	(5)	8,087	9,880	17,967	(1,742)	16,225	—
Inglewood Plaza	1,300	2,159	921	1,300	3,080	4,380	(1,847)	2,533	—
Keller Town Center	2,294	12,841	973	2,404	13,704	16,108	(7,838)	8,270	—
Kirkman Shoppes	9,364	26,243	674	9,367	26,914	36,281	(4,714)	31,567	—
Kirkwood Commons	6,772	16,224	1,194	6,802	17,388	24,190	(6,130)	18,060	(6,495)
Klahanie Shopping Center	14,451	20,089	459	14,451	20,548	34,999	(4,069)	30,930	—
Kroger New Albany Center	3,844	6,599	1,410	3,844	8,009	11,853	(6,287)	5,566	—
Lake Mary Centre	24,036	57,476	2,009	24,036	59,485	83,521	(11,835)	71,686	—
Lake Pine Plaza	2,008	7,632	861	2,029	8,472	10,501	(5,255)	5,246	—
Lebanon/Legacy Center	3,913	7,874	1,211	3,913	9,085	12,998	(6,773)	6,225	—
Littleton Square	2,030	8,859	(3,562)	2,433	4,894	7,327	(2,950)	4,377	—
Lloyd King Center	1,779	10,060	1,295	1,779	11,355	13,134	(7,154)	5,980	—
Lower Nazareth Commons	15,992	12,964	4,085	16,343	16,698	33,041	(11,987)	21,054	—
Mandarin Landing	7,913	27,230	58	7,913	27,288	35,201	(5,035)	30,166	—
Market at Colonnade Center	6,455	9,839	130	6,160	10,264	16,424	(5,300)	11,124	—
Market at Preston Forest	4,400	11,445	1,848	4,400	13,293	17,693	(8,073)	9,620	—
Market at Round Rock	2,000	9,676	6,220	1,996	15,900	17,896	(11,063)	6,833	—
Market at Springwoods Village	12,592	12,781	8	12,592	12,789	25,381	(3,556)	21,825	(5,000)
Marketplace at Briargate	1,706	4,885	234	1,727	5,098	6,825	(3,304)	3,521	—
Mellody Farm	35,628	66,863	(121)	35,628	66,742	102,370	(10,679)	91,691	—
Melrose Market	4,451	10,807	(74)	4,451	10,733	15,184	(1,560)	13,624	—
Millhopper Shopping Center	1,073	5,358	5,949	1,901	10,479	12,380	(7,789)	4,591	—
Mockingbird Commons	3,000	10,728	2,480	3,000	13,208	16,208	(7,947)	8,261	—
Monument Jackson Creek	2,999	6,765	1,277	2,999	8,042	11,041	(6,178)	4,863	—
Morningside Plaza	4,300	13,951	971	4,300	14,922	19,222	(9,028)	10,194	—
Murrayhill Marketplace	2,670	18,401	14,410	2,903	32,578	35,481	(17,422)	18,059	—
Naples Walk	18,173	13,554	1,933	18,173	15,487	33,660	(7,661)	25,999	—
Newberry Square	2,412	10,150	1,301	2,412	11,451	13,863	(9,434)	4,429	—
Newland Center	12,500	10,697	8,700	16,276	15,621	31,897	(10,449)	21,448	—
Nocatee Town Center	10,124	8,691	8,627	11,045	16,397	27,442	(8,685)	18,757	—
North Hills	4,900	19,774	1,511	4,900	21,285	26,185	(13,729)	12,456	—
Northgate Marketplace	5,668	13,727	31	4,995	14,431	19,426	(7,010)	12,416	—
Northgate Marketplace Ph II	12,189	30,171	133	12,189	30,304	42,493	(7,648)	34,845	—
Northgate Plaza (Maxtown Road)	1,769	6,652	4,967	2,840	10,548	13,388	(6,248)	7,140	—
Northgate Square	5,011	8,692	1,060	5,011	9,752	14,763	(4,996)	9,767	—
Northlake Village	2,662	11,284	(307)	2,662	10,977	13,639	(6,506)	7,133	—
Oak Shade Town Center	6,591	28,966	702	6,591	29,668	36,259	(11,297)	24,962	(5,606)
Oakbrook Plaza	4,000	6,668	5,836	4,766	11,738	16,504	(5,845)	10,659	—
Oakleaf Commons	3,503	11,671	1,417	3,190	13,401	16,591	(7,787)	8,804	—
Ocala Corners	1,816	10,515	588	1,816	11,103	12,919	(5,226)	7,693	—
Old St Augustine Plaza	2,368	11,405	13,510	3,455	23,828	27,283	(10,555)	16,728	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2021

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Pablo Plaza	11,894	21,407	9,731	13,340	29,692	43,032	(5,895)	37,137	—
Paces Ferry Plaza	2,812	12,639	21,007	13,803	22,655	36,458	(12,460)	23,998	—
Panther Creek	14,414	14,748	5,922	15,212	19,872	35,084	(14,998)	20,086	—
Pavillion	15,626	22,124	1,068	15,626	23,192	38,818	(4,931)	33,887	—
Peartree Village	5,197	19,746	890	5,197	20,636	25,833	(14,041)	11,792	—
Persimmon Place	25,975	38,114	(59)	26,692	37,338	64,030	(13,703)	50,327	—
Pike Creek	5,153	20,652	2,887	5,251	23,441	28,692	(14,576)	14,116	—
Pine Island	21,086	28,123	3,513	21,086	31,636	52,722	(7,463)	45,259	—
Pine Lake Village	6,300	10,991	1,683	6,300	12,674	18,974	(7,580)	11,394	—
Pine Ridge Square	13,951	23,147	490	13,951	23,637	37,588	(4,605)	32,983	—
Pine Tree Plaza	668	6,220	896	668	7,116	7,784	(4,226)	3,558	—
Pinecrest Place	4,193	13,275	(225)	3,992	13,251	17,243	(2,307)	14,936	—
Plaza Escuela	24,829	104,395	1,401	24,829	105,796	130,625	(14,023)	116,602	—
Plaza Hermosa	4,200	10,109	3,633	4,202	13,740	17,942	(8,176)	9,766	—
Point 50	15,239	11,367	(725)	14,602	11,279	25,881	(700)	25,181	—
Point Royale Shopping Center	18,201	14,889	6,607	19,386	20,311	39,697	(5,327)	34,370	—
Post Road Plaza	15,240	5,196	153	15,240	5,349	20,589	(993)	19,596	—
Potrero Center	133,422	116,758	(87,981)	85,205	76,994	162,199	(11,126)	151,073	—
Powell Street Plaza	8,248	30,716	3,628	8,248	34,344	42,592	(17,863)	24,729	—
Powers Ferry Square	3,687	17,965	10,048	5,758	25,942	31,700	(19,814)	11,886	—
Powers Ferry Village	1,191	4,672	981	1,191	5,653	6,844	(4,380)	2,464	—
Prairie City Crossing	4,164	13,032	821	4,164	13,853	18,017	(7,381)	10,636	—
Preston Oaks	763	30,438	(3,199)	1,423	26,579	28,002	(3,347)	24,655	—
Prestonbrook	7,069	8,622	1,190	7,069	9,812	16,881	(7,601)	9,280	—
Prosperity Centre	11,682	26,215	250	11,681	26,466	38,147	(4,665)	33,482	—
Ralphs Circle Center	20,939	6,317	98	20,939	6,415	27,354	(1,477)	25,877	—
Red Bank Village	10,336	9,500	1,185	9,755	11,266	21,021	(4,134)	16,887	—
Regency Commons	3,917	3,616	314	3,917	3,930	7,847	(2,848)	4,999	—
Regency Square	4,770	25,191	6,797	5,060	31,698	36,758	(25,706)	11,052	—
Rivertowns Square	15,505	52,505	2,994	16,853	54,151	71,004	(6,386)	64,618	—
Rona Plaza	1,500	4,917	337	1,500	5,254	6,754	(3,375)	3,379	—
Roosevelt Square	40,371	32,108	5,040	40,382	37,137	77,519	(4,308)	73,211	—
Russell Ridge	2,234	6,903	1,593	2,234	8,496	10,730	(5,866)	4,864	—
Ryanwood Square	10,581	10,044	157	10,573	10,209	20,782	(2,493)	18,289	—
Salerno Village	1,355	—	—	1,355	—	1,355	(24)	1,331	—
Sammamish-Highlands	9,300	8,075	8,730	9,592	16,513	26,105	(10,929)	15,176	—
San Carlos Marketplace	36,006	57,886	415	36,006	58,301	94,307	(8,282)	86,025	—
San Leandro Plaza	1,300	8,226	998	1,300	9,224	10,524	(5,401)	5,123	—
Sandy Springs	6,889	28,056	3,777	6,889	31,833	38,722	(10,027)	28,695	—
Sawgrass Promenade	10,846	12,525	462	10,846	12,987	23,833	(2,733)	21,100	—
Scripps Ranch Marketplace	59,949	26,334	742	59,949	27,076	87,025	(4,080)	82,945	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2021

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Serramonte Center	390,106	172,652	61,634	414,599	209,793	624,392	(53,682)	570,710	—
Shaw's at Plymouth	3,968	8,367	—	3,968	8,367	12,335	(1,755)	10,580	—
Sheridan Plaza	82,260	97,273	10,933	83,231	107,235	190,466	(17,647)	172,819	—
Sherwood Crossroads	2,731	6,360	1,254	2,731	7,614	10,345	(3,999)	6,346	—
Shiloh Springs	5,236	11,802	152	5,236	11,954	17,190	(255)	16,935	—
Shoppes @ 104	11,193	—	2,774	7,078	6,889	13,967	(3,414)	10,553	—
Shoppes at Homestead	5,420	9,450	2,248	5,420	11,698	17,118	(7,072)	10,046	—
Shoppes at Lago Mar	8,323	11,347	190	8,323	11,537	19,860	(2,452)	17,408	—
Shoppes at Sunlake Centre	16,643	15,091	3,047	17,247	17,534	34,781	(3,924)	30,857	—
Shoppes of Grande Oak	5,091	5,985	616	5,091	6,601	11,692	(5,683)	6,009	—
Shoppes of Jonathan's Landing	4,474	5,628	444	4,474	6,072	10,546	(1,215)	9,331	—
Shoppes of Oakbrook	20,538	42,992	172	20,538	43,164	63,702	(7,207)	56,495	(1,564)
Shoppes of Silver Lakes	17,529	21,829	702	17,529	22,531	40,060	(4,670)	35,390	—
Shoppes of Sunset	2,860	1,316	53	2,860	1,369	4,229	(351)	3,878	—
Shoppes of Sunset II	2,834	715	3	2,834	718	3,552	(233)	3,319	—
Shops at County Center	9,957	11,296	1,110	9,973	12,390	22,363	(11,028)	11,335	—
Shops at Erwin Mill	9,082	6,124	392	9,087	6,511	15,598	(3,543)	12,055	(10,000)
Shops at John's Creek	1,863	2,014	(50)	1,501	2,326	3,827	(1,571)	2,256	—
Shops at Mira Vista	11,691	9,026	180	11,691	9,206	20,897	(2,810)	18,087	(192)
Shops at Quail Creek	1,487	7,717	882	1,448	8,638	10,086	(4,428)	5,658	—
Shops at Saugus	19,201	17,984	105	18,811	18,479	37,290	(12,100)	25,190	—
Shops at Skylake	84,586	39,342	1,880	85,117	40,691	125,808	(8,989)	116,819	—
Shops on Main	17,020	27,055	16,102	18,534	41,643	60,177	(14,424)	45,753	—
Sope Creek Crossing	2,985	12,001	3,445	3,332	15,099	18,431	(9,725)	8,706	—
South Beach Regional	28,188	53,405	975	28,188	54,380	82,568	(10,337)	72,231	—
South Point	6,563	7,939	309	6,563	8,248	14,811	(1,706)	13,105	—
Southbury Green	26,661	34,325	5,725	29,743	36,968	66,711	(6,627)	60,084	—
Southcenter	1,300	12,750	2,024	1,300	14,774	16,074	(8,981)	7,093	—
Southpark at Cinco Ranch	18,395	11,306	7,408	21,438	15,671	37,109	(8,254)	28,855	—
SouthPoint Crossing	4,412	12,235	1,408	4,382	13,673	18,055	(8,015)	10,040	—
Starke	71	1,683	11	71	1,694	1,765	(900)	865	—
Star's at Cambridge	31,082	13,520	(1)	31,082	13,519	44,601	(2,424)	42,177	—
Star's at Quincy	27,003	9,425	1	27,003	9,426	36,429	(2,388)	34,041	—
Star's at West Roxbury	21,973	13,386	36	21,973	13,422	35,395	(2,413)	32,982	—
Sterling Ridge	12,846	12,162	1,037	12,846	13,199	26,045	(10,606)	15,439	—
Stroh Ranch	4,280	8,189	710	4,280	8,899	13,179	(7,024)	6,155	—
Suncoast Crossing	9,030	10,764	4,522	13,374	10,942	24,316	(8,390)	15,926	—
Talega Village Center	22,415	12,054	49	22,415	12,103	34,518	(2,144)	32,374	—
Tamarac Town Square	12,584	9,221	1,369	12,584	10,590	23,174	(2,323)	20,851	—
Tanasbourne Market	3,269	10,861	(290)	3,149	10,691	13,840	(6,320)	7,520	—
Tassajara Crossing	8,560	15,464	2,057	8,560	17,521	26,081	(10,152)	15,929	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2021

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Tech Ridge Center	12,945	37,169	3,839	13,589	40,364	53,953	(16,109)	37,844	(2,066)
The Abbot	72,910	6,086	(5,444)	72,910	642	73,552	(107)	73,445	—
The Crossing Clarendon (fka Market Common Clarendon)	154,932	126,328	33,694	157,964	156,990	314,954	(21,897)	293,057	—
The Field at Commonwealth	30,914	18,053	—	30,915	18,052	48,967	(5,612)	43,355	—
The Gallery at Westbury Plaza	108,653	216,771	3,082	108,653	219,853	328,506	(34,260)	294,246	—
The Hub Hillcrest Market	18,773	61,906	5,813	19,611	66,881	86,492	(18,830)	67,662	—
The Marketplace	10,927	36,052	701	10,927	36,753	47,680	(5,931)	41,749	—
The Plaza at St. Lucie West	1,718	6,204	(15)	1,718	6,189	7,907	(1,097)	6,810	—
The Point at Garden City Park	741	9,764	5,836	2,559	13,782	16,341	(3,686)	12,655	—
The Pruneyard	112,136	86,918	1,863	112,136	88,781	200,917	(8,060)	192,857	(2,200)
The Shops at Hampton Oaks	843	372	85	737	563	1,300	(101)	1,199	—
The Village at Hunter's Lake	9,666	12,900	6	9,666	12,906	22,572	(1,231)	21,341	—
The Village at Riverstone	17,179	13,013	(104)	17,179	12,909	30,088	(2,347)	27,741	—
Town and Country	4,664	5,207	22	4,664	5,229	9,893	(1,558)	8,335	—
Town Square	883	8,132	193	883	8,325	9,208	(5,462)	3,746	—
Treasure Coast Plaza	7,553	21,554	1,024	7,553	22,578	30,131	(4,296)	25,835	(1,598)
Tustin Legacy	13,829	23,922	8	13,828	23,931	37,759	(4,988)	32,771	—
Twin City Plaza	17,245	44,225	2,606	17,263	46,813	64,076	(20,005)	44,071	—
Twin Peaks	5,200	25,827	9,444	6,067	34,404	40,471	(16,598)	23,873	—
Unigold Shopping Center	5,490	5,144	6,625	5,561	11,698	17,259	(3,818)	13,441	—
University Commons	4,070	30,785	529	4,070	31,314	35,384	(7,967)	27,417	—
Valencia Crossroads	17,921	17,659	1,349	17,921	19,008	36,929	(17,083)	19,846	—
Valley Stream	13,297	16,241	—	13,297	16,241	29,538	—	29,538	—
Village at La Floresta	13,140	20,559	(341)	13,156	20,202	33,358	(6,566)	26,792	—
Village at Lee Airpark	11,099	12,975	3,380	11,803	15,651	27,454	(12,485)	14,969	—
Village Center	3,885	14,131	9,786	5,480	22,322	27,802	(11,968)	15,834	—
Von's Circle Center	49,037	22,618	590	49,037	23,208	72,245	(4,333)	67,912	(5,751)
Wading River	14,969	18,641	—	14,969	18,641	33,610	—	33,610	—
Walker Center	3,840	7,232	4,240	3,878	11,434	15,312	(8,131)	7,181	—
Walmart Norwalk	20,394	21,261	9	20,394	21,270	41,664	(4,510)	37,154	—
Waterstone Plaza	5,498	13,500	62	5,498	13,562	19,060	(2,531)	16,529	—
Welleby Plaza	1,496	7,787	1,733	1,496	9,520	11,016	(8,532)	2,484	—
Wellington Town Square	2,041	12,131	2,192	2,597	13,767	16,364	(7,128)	9,236	—
West Bird Plaza	12,934	18,594	2,430	15,209	18,749	33,958	(1,914)	32,044	—
West Chester Plaza	1,857	7,572	668	1,857	8,240	10,097	(6,430)	3,667	—
West Lake Shopping Center	10,561	9,792	162	10,561	9,954	20,515	(2,449)	18,066	—
West Park Plaza	5,840	5,759	2,478	5,840	8,237	14,077	(4,870)	9,207	—
Westbard Square	127,859	21,514	(2,052)	127,569	19,752	147,321	(19,052)	128,269	—
Westbury Plaza	116,129	51,460	5,073	117,396	55,266	172,662	(10,521)	162,141	(88,000)
Westchase	5,302	8,273	1,129	5,302	9,402	14,704	(4,430)	10,274	—
Westchester Commons	3,366	11,751	10,944	4,894	21,167	26,061	(9,671)	16,390	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2021

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Westlake Village Plaza and Center	7,043	27,195	30,201	17,620	46,819	64,439	(30,965)	33,474	—
Westport Plaza	9,035	7,455	(42)	9,035	7,413	16,448	(1,623)	14,825	(1,789)
Westport Row	43,597	16,428	5,937	45,260	20,702	65,962	(4,278)	61,684	—
Westwood Village	19,933	25,301	(1,596)	18,979	24,659	43,638	(16,464)	27,174	—
Willa Springs	13,322	15,314	7	13,322	15,321	28,643	(240)	28,403	(16,700)
Williamsburg at Dunwoody	7,435	3,721	940	7,444	4,652	12,096	(1,248)	10,848	—
Willow Festival	1,954	56,501	3,384	1,976	59,863	61,839	(20,061)	41,778	—
Willow Oaks	6,664	7,908	(359)	6,294	7,919	14,213	(3,049)	11,164	—
Willows Shopping Center	51,964	78,029	1,261	51,992	79,262	131,254	(12,489)	118,765	—
Woodcroft Shopping Center	1,419	6,284	1,480	1,421	7,762	9,183	(5,289)	3,894	—
Woodman Van Nuys	5,500	7,195	440	5,500	7,635	13,135	(4,526)	8,609	—
Woodmen Plaza	7,621	11,018	1,330	7,621	12,348	19,969	(11,665)	8,304	—
Woodside Central	3,500	9,288	639	3,489	9,938	13,427	(5,954)	7,473	—
Corporate Assets	—	—	1,333	—	1,333	1,333	(1,330)	3	—
Land held for future development	13,248	—	(4,111)	9,137	—	9,137	—	9,137	—
Construction in progress	—	—	139,300	—	139,300	139,300	—	139,300	—
	$4,979,957	5,737,690	777,934	5,024,697	6,470,884	11,495,581	(2,174,963)	9,320,618	(467,448)

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2021

(in thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets, which are up to 40 years. The aggregate cost for federal income tax purposes was approximately $9.2 billion at December 31, 2021.

The changes in total real estate assets for the years ended December 31, 2021, 2020, and 2019 are as follows:

(in thousands)	2021	2020	2019
Beginning balance	$11,101,858	11,095,294	10,863,162
Acquired properties and land	479,708	39,087	268,366
Developments and improvements	172,012	154,657	193,973
Disposal of building and tenant improvements	(10,898)	(35,034)	(34,824)
Sale of properties	(107,090)	(95,780)	(60,195)
Properties held for sale	(50,873)	(38,122)	(58,527)
Provision for impairment	(89,136)	(18,244)	(76,661)
Ending balance	$11,495,581	11,101,858	11,095,294

The changes in accumulated depreciation for the years ended December 31, 2021, 2020, and 2019 are as follows:

(in thousands)	2021	2020	2019
Beginning balance	$1,994,108	1,766,162	1,535,444
Depreciation expense	253,437	278,861	295,638
Disposal of building and tenant improvements	(10,898)	(35,034)	(34,824)
Sale of properties	(28,715)	(10,812)	(4,643)
Accumulated depreciation related to properties held for sale	(28,110)	(4,357)	(19,031)
Provision for impairment	(4,859)	(712)	(6,422)
Ending balance	$2,174,963	1,994,108	1,766,162

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

Management's Report on Internal Control over Financial Reporting

The Parent Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Parent Company's management concluded that its internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Controls

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management's Report on Internal Control over Financial Reporting

The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Operating Partnership's management concluded that its internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Controls

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2022 Annual Meeting of Stockholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

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

Item 11. Executive Compensation

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

(as of December 31, 2021)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (3)
Equity compensation plans approved by security holders	—	$—	4,329,954
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	4,329,954
(1)
This column does not include 691,862 shares that may be issued pursuant to unvested restricted stock and performance share awards.
(2)
The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.
(3)
The Regency Centers Corporation Omnibus Incentive Plan, (“Omnibus Plan”), as approved by stockholders at our 2019 annual meeting, provides that an aggregate maximum of 5.6 million shares of our common stock are reserved for issuance under the Omnibus Plan.

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2022 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2022 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Financial Statements and Financial Statement Schedules:

Regency Centers Corporation and Regency Centers, L.P. 2021 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements in Item 8, Consolidated Financial Statements and Supplemental Data.

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

(b)

Form of Amendment No. 1 to the Equity Distribution Agreement, dated November 13, 2018 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on November 14, 2018). The Amendment No.1 to each of the Equity Distribution Agreements, dated November 13, 2018, and listed in Exhibit 1 (a) are substantially identical in all material respects to the Form of Amendment No. 1 to the Equity Distribution Agreement, except for the identities of the parties, and have not been filed as exhibits to the Company’s 1934 Act reports pursuant to item 601 of Regulation S-K.

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

(f)

Form of Forward Master Confirmation, dated May 8, 2020 (incorporated by reference to Exhibit 1.4 to the Company’s Form 8-K filed on May 8, 2020). The Forward Master Confirmations listed below are substantially identical in all material respects to the Form of Forward Master Confirmation, except for the identities of the parties, and have not been filed as exhibits to the Company’s 1934 Act reports pursuant to Instruction 2 to item 601 of Regulation S-K:

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

		(iv)	Forward Master Confirmation, dated May 8, 2020, by and between Regency Centers Corporation and Bank of Montreal

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

	(c)	Assumption Agreement, dated as of March 1, 2017, by Regency Centers Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 1, 2017).

	(d)	Description of the Company’s Securities Registered under Section 12 of the Exchange Act. (incorporated by reference to Exhibit 4(e) to the Company’s Form 10-K filed on February 18, 2020).

10.	Material Contracts (~ indicates management contract or compensatory plan)

	~(a)	Amended and Restated Deferred Compensation Plan dated May 6, 2003 (incorporated by reference to Exhibit 10(k) to the Company's Form 10-K filed on March 12, 2004).

	~(b)	Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10(s) to the Company's Form 8-K filed on December 21, 2004).

	~(c)	First Amendment to Regency Centers Corporation 2005 Deferred Compensation Plan dated December 2005 (incorporated by reference to Exhibit 10(q)(i) to the Company's Form 10-K filed on March 10, 2006).

	~(d)	Second Amendment to the Regency Centers Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 14, 2011).

	~(e)	Third Amendment to the Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 14, 2011).

	~(f)	Regency Centers Corporation Amended and Restated Omnibus Incentive Plan (incorporated by reference to Appendix B to the Company's 2019 Annual Meeting Proxy Statement filed on March 21, 2019).

	~(g)	Form of Stock Rights Award Agreement.

	~(h)	Form of Performance Stock Rights Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 6, 2022).

		~(i)	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10(c) to the Company's Form 10-K filed on March 10, 2006).

		~(j)	Form of 409A Amendment to Stock Option Agreement (incorporated by reference to Exhibit 10(c)(i) to the Company's Form 10-K filed on March 17, 2009).

~(k)

Form of Director/Officer Indemnification Agreement (filed as an Exhibit to Pre-effective Amendment No. 2 to the Company's registration statement on Form S-11 filed on October 5, 1993 (33-67258), and incorporated by reference).

~(l)

Form of Severance and Change of Control Agreement dated as of January 1, 2022, among Regency Centers Corporation, Regency Centers, L.P. and the executives listed below (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 6, 2022). The Severance and Change of Control Agreements listed below are substantially identical except for the identities of the parties and the amount of severance for each which are described in Item 5.02(e) herein.

			(i)	Severance and Change of Control Agreement dated as of January 1, 2022, by and between Regency Center Corporation, Regency Centers, L.P. and Martin E. Stein, Jr.

			(ii)	Severance and Change of Control Agreement dated as of January 1, 2022, by and between Regency Center Corporation, Regency Centers, L.P. and Lisa Palmer

			(iii)	Severance and Change of Control Agreement dated as of January 1, 2022, by and between Regency Center Corporation, Regency Centers, L.P. and Michael J. Mas

			(iv)	Severance and Change of Control Agreement dated as of January 1, 2022, by and between Regency Center Corporation, Regency Centers, L.P. and James D. Thompson

(m)

Fifth Amended and Restated Credit Agreement, dated as of February 9, 2021, by and among Regency Centers, L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and certain lender party thereto (incorporated by reference to Exhibit 4.1 to the Company’s 8-K filed on February 12, 2021).

(n)

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

February 17, 2022	REGENCY CENTERS CORPORATION

	By:	/s/ Lisa Palmer
Lisa Palmer, President and Chief Executive Officer

February 17, 2022	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Lisa Palmer
Lisa Palmer, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 17, 2022	/s/ Martin E. Stein, Jr.
Martin E. Stein. Jr., Executive Chairman of the Board

February 17, 2022	/s/ Lisa Palmer
Lisa Palmer, President, Chief Executive Officer, and Director

February 17, 2022	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

February 17, 2022	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

February 17, 2022	/s/ Joseph Azrack
Joseph Azrack, Director

February 17, 2022	/s/ Bryce Blair
Bryce Blair, Director

February 17, 2022	/s/ C. Ronald Blankenship
C. Ronald Blankenship, Director

February 17, 2022	/s/ Deirdre J. Evens
Deirdre J. Evens, Director

February 17, 2022	/s/ Thomas W. Furphy
Tom W. Furphy, Director

February 17, 2022	/s/ Karin M. Klein
Karin M. Klein, Director

February 17, 2022	/s/ Peter Linneman
Peter Linneman, Director

February 17, 2022	/s/ David P. O'Connor
David P. O'Connor, Director

February 17, 2022	/s/ James H Simmons
James H. Simmons, Director

February 17, 2022	/s/ Thomas G. Wattles
Thomas G. Wattles, Director