Form 10-Q
period 2022-03-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2022-05-06
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Regency Centers Corporation Yes ☐ No ☒ Regency Centers, L.P. Yes ☐ No ☒

The number of shares outstanding of Regency Centers Corporation’s common stock was 172,362,333 as of May 4, 2022.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2022, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to “Regency Centers Corporation” or the “Parent Company” mean Regency Centers Corporation and its controlled subsidiaries; and references to “Regency Centers, L.P.” or the “Operating Partnership” mean Regency Centers, L.P. and its controlled subsidiaries. The term “the Company”, “Regency Centers” or “Regency” means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common Partnership Units (“Units”). As of March 31, 2022, the Parent Company owned approximately 99.6% of the Units in the Operating Partnership. The remaining limited Units are owned by third party investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership’s day-to-day management.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

March 31, 2022 and December 31, 2021

(in thousands, except share data)

	2022	2021
Assets	(unaudited)
Real estate assets, at cost	$11,567,492	11,495,581
Less: accumulated depreciation	2,235,869	2,174,963
Real estate assets, net	9,331,623	9,320,618
Investments in real estate partnerships	357,998	372,591
Properties held for sale	2,354	25,574
Cash, cash equivalents, and restricted cash, including $2,749 and $1,930 of restricted cash at March 31, 2022 and December 31, 2021, respectively	178,730	95,027
Tenant and other receivables	151,852	153,091
Deferred leasing costs, less accumulated amortization of $118,572 and $117,878 at March 31, 2022 and December 31, 2021, respectively	64,954	65,741
Acquired lease intangible assets, less accumulated amortization of $316,632 and $312,186 at March 31, 2022 and December 31, 2021, respectively	205,333	212,707
Right of use assets, net	279,892	280,783
Other assets	267,428	266,431
Total assets	$10,840,164	10,792,563
Liabilities and Equity
Liabilities:
Notes payable	$3,716,717	3,718,944
Accounts payable and other liabilities	278,265	322,271
Acquired lease intangible liabilities, less accumulated amortization of $173,281 and $172,293 at March 31, 2022 and December 31, 2021, respectively	362,890	363,276
Lease liabilities	215,705	215,788
Tenants’ security, escrow deposits and prepaid rent	60,895	62,352
Total liabilities	4,634,472	4,682,631
Commitments and contingencies	—	—
Equity:
Stockholders’ equity:
Common stock, $0.01 par value per share, 220,000,000 shares authorized; 171,372,557 and 171,213,008 shares issued at March 31, 2022 and December 31, 2021, respectively	1,714	1,712
Treasury stock at cost, 436,924 and 427,901 shares held at March 31, 2022 and December 31, 2021, respectively	(23,831)	(22,758)
Additional paid-in-capital	7,882,764	7,883,458
Accumulated other comprehensive loss	(1,764)	(10,227)
Distributions in excess of net income	(1,726,556)	(1,814,814)
Total stockholders’ equity	6,132,327	6,037,371
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $54,222 and $56,844 at March 31, 2022 and December 31, 2021, respectively	35,876	35,447
Limited partners’ interests in consolidated partnerships	37,489	37,114
Total noncontrolling interests	73,365	72,561
Total equity	6,205,692	6,109,932
Total liabilities and equity	$10,840,164	10,792,563

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2022	2021
Revenues:
Lease income	$293,645	266,357
Other property income	3,104	1,953
Management, transaction, and other fees	6,684	6,393
Total revenues	303,433	274,703
Operating expenses:
Depreciation and amortization	77,842	77,259
Operating and maintenance	46,461	45,582
General and administrative	18,792	21,287
Real estate taxes	36,869	36,166
Other operating expenses	2,173	698
Total operating expenses	182,137	180,992
Other expense (income):
Interest expense, net	36,738	36,936
Gain on sale of real estate, net of tax	(101,948)	(11,698)
Net investment loss (income)	2,494	(1,486)
Total other (income) expense	(62,716)	23,752
Income from operations before equity in income of investments in real estate partnerships	184,012	69,959
Equity in income of investments in real estate partnerships	12,804	11,666
Net income	196,816	81,625
Noncontrolling interests:
Exchangeable operating partnership units	(863)	(364)
Limited partners’ interests in consolidated partnerships	(725)	(605)
Income attributable to noncontrolling interests	(1,588)	(969)
Net income attributable to common stockholders	$195,228	80,656

Income per common share - basic	$1.14	0.48
Income per common share - diluted	$1.14	0.47

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended March 31,
	2022	2021
Net income	$196,816	81,625
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	8,968	5,810
Reclassification adjustment of derivative instruments included in net income	1,010	1,035
Unrealized loss on available-for-sale debt securities	(754)	(285)
Other comprehensive income	9,224	6,560
Comprehensive income	206,040	88,185
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,588	969
Other comprehensive income attributable to noncontrolling interests	761	447
Comprehensive income attributable to noncontrolling interests	2,349	1,416
Comprehensive income attributable to the Company	$203,691	86,769

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended March 31, 2022 and 2021

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$1,697	(24,436)	7,792,082	(18,625)	(1,765,806)	5,984,912	35,727	37,508	73,235	6,058,147
Net income	—	—	—	—	80,656	80,656	364	605	969	81,625
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	5,162	—	5,162	25	338	363	5,525
Amounts reclassified from accumulated other comprehensive loss	—	—	—	951	—	951	4	80	84	1,035
Deferred compensation plan, net	—	(339)	339	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	1	—	2,478	—	—	2,479	—	—	—	2,479
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(3,859)	—	—	(3,859)	—	—	—	(3,859)
Common stock issued under dividend reinvestment plan	—	—	376	—	—	376	—	—	—	376
Distributions to partners	—	—	—	—	—	—	—	(785)	(785)	(785)
Cash dividends declared:
Common stock/unit ($0.595 per share)	—	—	—	—	(101,046)	(101,046)	(453)	—	(453)	(101,499)
Balance at March 31, 2021	$1,698	(24,775)	7,791,416	(12,512)	(1,786,196)	5,969,631	35,667	37,746	73,413	6,043,044

Balance at December 31, 2021	$1,712	(22,758)	7,883,458	(10,227)	(1,814,814)	6,037,371	35,447	37,114	72,561	6,109,932
Net income	—	—	—	—	195,228	195,228	863	725	1,588	196,816
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	7,537	—	7,537	37	640	677	8,214
Amounts reclassified from accumulated other comprehensive loss	—	—	—	926	—	926	4	80	84	1,010
Deferred compensation plan, net	—	(1,073)	1,073	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	4,206	—	—	4,208	—	—	—	4,208
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(6,091)	—	—	(6,091)	—	—	—	(6,091)
Common stock issued under dividend reinvestment plan	—	—	118	—	—	118	—	—	—	118
Distributions to partners	—	—	—	—	—	—	—	(1,070)	(1,070)	(1,070)
Cash dividends declared:
Common stock/unit ($0.625 per share)	—	—	—	—	(106,970)	(106,970)	(475)	—	(475)	(107,445)
Balance at March 31, 2022	$1,714	(23,831)	7,882,764	(1,764)	(1,726,556)	6,132,327	35,876	37,489	73,365	6,205,692

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2022 and 2021

(in thousands)

(unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$196,816	81,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,842	77,259
Amortization of deferred loan costs and debt premiums	1,379	2,167
(Accretion) and amortization of above and below market lease intangibles, net	(5,302)	(5,576)
Stock-based compensation, net of capitalization	4,164	2,420
Equity in income of investments in real estate partnerships	(12,804)	(11,666)
Gain on sale of real estate, net of tax	(101,948)	(11,698)
Distribution of earnings from investments in real estate partnerships	16,736	16,491
Settlement of derivative instruments	—	(2,472)
Deferred compensation expense	(2,256)	1,139
Realized and unrealized loss (gain) on investments	2,533	(1,354)
Changes in assets and liabilities:
Tenant and other receivables	3,396	15,760
Deferred leasing costs	(2,014)	(1,907)
Other assets	(4,724)	(9,801)
Accounts payable and other liabilities	(29,387)	(14,716)
Tenants’ security, escrow deposits and prepaid rent	(1,539)	1,691
Net cash provided by operating activities	142,892	139,362
Cash flows from investing activities:
Acquisition of operating real estate	(30,166)	500
Real estate development and capital improvements	(53,605)	(31,378)
Proceeds from sale of real estate	124,924	53,859
Issuance of notes receivable	—	(20)
Investments in real estate partnerships	(7,173)	(20,223)
Return of capital from investments in real estate partnerships	23,892	3,283
Dividends on investment securities	109	51
Acquisition of investment securities	(5,554)	(8,136)
Proceeds from sale of investment securities	5,927	8,834
Net provided by investing activities	58,354	6,770
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(6,246)	(3,996)
Proceeds from sale of treasury stock	63	96
Distributions to limited partners in consolidated partnerships, net	(1,070)	(785)
Distributions to exchangeable operating partnership unit holders	(475)	(453)
Dividends paid to common stockholders	(106,887)	(100,580)
Proceeds from unsecured credit facilities	40,000	—
Repayment of unsecured credit facilities	(40,000)	(265,000)
Repayment of notes payable	—	(3,962)
Scheduled principal payments	(2,846)	(3,114)
Payment of loan costs	(82)	(7,468)
Net cash used in financing activities	(117,543)	(385,262)
Net increase (decrease) in cash and cash equivalents and restricted cash	83,703	(239,130)
Cash and cash equivalents and restricted cash at beginning of the period	95,027	378,450
Cash and cash equivalents and restricted cash at end of the period	$178,730	139,320

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2022 and 2021

(in thousands)

(unaudited)

	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $796 and $849 in 2022 and 2021, respectively)	$44,317	44,276
Cash paid (refunded) for income taxes	$165	(101)
Supplemental disclosure of non-cash transactions:
Common stock and exchangeable operating partnership dividends declared but not paid	$107,445	101,500
Change in accrued capital expenditures	$11,603	874
Common stock issued under dividend reinvestment plan	$118	376
Stock-based compensation capitalized	$199	196
Common stock issued for dividend reinvestment in trust	$267	274
Contribution of stock awards into trust	$1,177	571
Distribution of stock held in trust	$329	415
Change in fair value of securities	$754	361

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

March 31, 2022 and December 31, 2021

(in thousands, except unit data)

	2022	2021
Assets	(unaudited)
Real estate assets, at cost	$11,567,492	11,495,581
Less: accumulated depreciation	2,235,869	2,174,963
Real estate assets, net	9,331,623	9,320,618
Investments in real estate partnerships	357,998	372,591
Properties held for sale	2,354	25,574
Cash, cash equivalents, and restricted cash, including $2,749 and $1,930 of restricted cash at March 31, 2022 and December 31, 2021, respectively	178,730	95,027
Tenant and other receivables	151,852	153,091
Deferred leasing costs, less accumulated amortization of $118,572 and $117,878 at March 31, 2022 and December 31, 2021, respectively	64,954	65,741
Acquired lease intangible assets, less accumulated amortization of $316,632 and $312,186 at March 31, 2022 and December 31, 2021, respectively	205,333	212,707
Right of use assets, net	279,892	280,783
Other assets	267,428	266,431
Total assets	$10,840,164	10,792,563
Liabilities and Capital
Liabilities:
Notes payable	$3,716,717	3,718,944
Accounts payable and other liabilities	278,265	322,271
Acquired lease intangible liabilities, less accumulated amortization of $173,281 and $172,293 at March 31, 2022 and December 31, 2021, respectively	362,890	363,276
Lease liabilities	215,705	215,788
Tenants’ security, escrow deposits and prepaid rent	60,895	62,352
Total liabilities	4,634,472	4,682,631
Commitments and contingencies	—	—
Capital:
Partners’ capital:
General partner; 171,372,557 and 171,213,008 units outstanding at March 31, 2022 and December 31, 2021, respectively	6,134,091	6,047,598
Limited partners; 760,046 units outstanding at March 31, 2022 and December 31, 2021	35,876	35,447
Accumulated other comprehensive (loss)	(1,764)	(10,227)
Total partners’ capital	6,168,203	6,072,818
Noncontrolling interest: Limited partners’ interests in consolidated partnerships	37,489	37,114
Total capital	6,205,692	6,109,932
Total liabilities and capital	$10,840,164	10,792,563

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended March 31,
	2022	2021
Revenues:
Lease income	$293,645	266,357
Other property income	3,104	1,953
Management, transaction, and other fees	6,684	6,393
Total revenues	303,433	274,703
Operating expenses:
Depreciation and amortization	77,842	77,259
Operating and maintenance	46,461	45,582
General and administrative	18,792	21,287
Real estate taxes	36,869	36,166
Other operating expenses	2,173	698
Total operating expenses	182,137	180,992
Other expense (income):
Interest expense, net	36,738	36,936
Gain on sale of real estate, net of tax	(101,948)	(11,698)
Net investment loss (income)	2,494	(1,486)
Total other (income) expense	(62,716)	23,752
Income from operations before equity in income of investments in real estate partnerships	184,012	69,959
Equity in income of investments in real estate partnerships	12,804	11,666
Net income	196,816	81,625
Limited partners’ interests in consolidated partnerships	(725)	(605)
Net income attributable to common unit holders	$196,091	81,020

Income per common share - basic	$1.14	0.48
Income per common share - diluted	$1.14	0.47

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended March 31,
	2022	2021
Net income	$196,816	81,625
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	8,968	5,810
Reclassification adjustment of derivative instruments included in net income	1,010	1,035
Unrealized loss on available-for-sale debt securities	(754)	(285)
Other comprehensive income	9,224	6,560
Comprehensive income	206,040	88,185
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	725	605
Other comprehensive income attributable to noncontrolling interests	720	418
Comprehensive income attributable to noncontrolling interests	1,445	1,023
Comprehensive income attributable to the Partnership	$204,595	87,162

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended March 31, 2022 and 2021

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2020	$6,003,537	35,727	(18,625)	6,020,639	37,508	6,058,147
Net income	80,656	364	—	81,020	605	81,625
Other comprehensive income
Other comprehensive income before reclassification	—	25	5,162	5,187	338	5,525
Amounts reclassified from accumulated other comprehensive loss	—	4	951	955	80	1,035
Distributions to partners	(101,046)	(453)	—	(101,499)	(785)	(102,284)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	2,479	—	—	2,479	—	2,479
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(3,483)	—	—	(3,483)	—	(3,483)
Balance at March 31, 2021	$5,982,143	35,667	(12,512)	6,005,298	37,746	6,043,044

Balance at December 31, 2021	$6,047,598	35,447	(10,227)	6,072,818	37,114	6,109,932
Net income	195,228	863	—	196,091	725	196,816
Other comprehensive income
Other comprehensive income before reclassification	—	37	7,537	7,574	640	8,214
Amounts reclassified from accumulated other comprehensive loss	—	4	926	930	80	1,010
Distributions to partners	(106,970)	(475)	—	(107,445)	(1,070)	(108,515)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	4,208	—	—	4,208	—	4,208
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(5,973)	—	—	(5,973)	—	(5,973)
Balance at March 31, 2022	$6,134,091	35,876	(1,764)	6,168,203	37,489	6,205,692

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2022 and 2021

(in thousands)

(unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$196,816	81,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,842	77,259
Amortization of deferred loan costs and debt premiums	1,379	2,167
(Accretion) and amortization of above and below market lease intangibles, net	(5,302)	(5,576)
Stock-based compensation, net of capitalization	4,164	2,420
Equity in income of investments in real estate partnerships	(12,804)	(11,666)
Gain on sale of real estate, net of tax	(101,948)	(11,698)
Distribution of earnings from investments in real estate partnerships	16,736	16,491
Settlement of derivative instruments	—	(2,472)
Deferred compensation expense	(2,256)	1,139
Realized and unrealized loss (gain) on investments	2,533	(1,354)
Changes in assets and liabilities:
Tenant and other receivables	3,396	15,760
Deferred leasing costs	(2,014)	(1,907)
Other assets	(4,724)	(9,801)
Accounts payable and other liabilities	(29,387)	(14,716)
Tenants’ security, escrow deposits and prepaid rent	(1,539)	1,691
Net cash provided by operating activities	142,892	139,362
Cash flows from investing activities:
Acquisition of operating real estate	(30,166)	500
Real estate development and capital improvements	(53,605)	(31,378)
Proceeds from sale of real estate	124,924	53,859
Issuance of notes receivable	—	(20)
Investments in real estate partnerships	(7,173)	(20,223)
Return of capital from investments in real estate partnerships	23,892	3,283
Dividends on investment securities	109	51
Acquisition of investment securities	(5,554)	(8,136)
Proceeds from sale of investment securities	5,927	8,834
Net provided by investing activities	58,354	6,770
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(6,246)	(3,996)
Proceeds from sale of treasury stock	63	96
Distributions to limited partners in consolidated partnerships, net	(1,070)	(785)
Distributions to partners	(107,362)	(101,033)
Proceeds from unsecured credit facilities	40,000	—
Repayment of unsecured credit facilities	(40,000)	(265,000)
Repayment of notes payable	—	(3,962)
Scheduled principal payments	(2,846)	(3,114)
Payment of loan costs	(82)	(7,468)
Net cash used in financing activities	(117,543)	(385,262)
Net increase (decrease) in cash and cash equivalents and restricted cash	83,703	(239,130)
Cash and cash equivalents and restricted cash at beginning of the period	95,027	378,450
Cash and cash equivalents and restricted cash at end of the period	$178,730	139,320

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2022 and 2021

(in thousands)

(unaudited)

	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $796 and $849 in 2022 and 2021, respectively)	$44,317	44,276
Cash paid (refunded) for income taxes	$165	(101)
Supplemental disclosure of non-cash transactions:
Common stock and exchangeable operating partnership dividends declared but not paid	$107,445	101,500
Change in accrued capital expenditures	$11,603	874
Common stock issued by Parent Company for dividend reinvestment plan	$118	376
Stock-based compensation capitalized	$199	196
Common stock issued for dividend reinvestment in trust	$267	274
Contribution of stock awards into trust	$1,177	571
Distribution of stock held in trust	$329	415
Change in fair value of securities	$754	361

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

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

As of March 31, 2022, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 303 properties and held partial interests in an additional 103 properties through unconsolidated Investments in real estate partnerships (also referred to as “joint ventures” or “investment partnerships”).

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Risks and Uncertainties

The success of the Company's tenants in operating their businesses and their ability to pay rent continue to be significantly influenced by many challenges including the impact of inflation, labor shortages, and supply chain constraints on their cost of doing business. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States. The policies utilized to address these issues, including raising interest rates, could result in adverse impacts on the U.S. economy, including a slowing of growth or potentially a recession, thereby impacting tenants' businesses and/or decreasing future demand for space in shopping centers. The potential impact of current economic challenges on the Company’s financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties.

Consolidation

The Company consolidates properties that are wholly-owned and properties where it owns less than 100%, but which it has control over the activities most important to the overall success of the partnership. Control is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities (“VIEs”) and voting interest entities.

Ownership of the Operating Partnership

The Operating Partnership’s capital includes general and limited common Partnership Units. As of March 31, 2022, the Parent Company owned approximately 99.6% of the outstanding common Partnership Units of the Operating Partnership, with the remaining limited common Partnership Units held by third parties (“Exchangeable operating partnership units” or “EOP units”). Each EOP unit is exchangeable for cash or one share of common stock of the Parent Company, at the discretion of the Parent Company, and the unit holder cannot require redemption in cash or other assets. The Parent Company has evaluated the conditions as specified under Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity as it relates to exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering shares of unregistered common stock. Accordingly, the Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company’s only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

Real Estate Partnerships

As of March 31, 2022, Regency had a partial ownership interest in 113 properties through partnerships, of which 10 are consolidated into the Company's financial statements. Regency’s partners include institutional investors and other real estate developers and/or operators (the “Partners” or “limited partners”). Regency has a variable interest in these entities through its equity interests, with Regency the primary beneficiary in certain of these real estate partnerships. As such, Regency consolidates the partnerships into its financial statements for which it is the primary beneficiary and reports the limited partners’ interests as Noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not control, but has significant influence, Regency recognizes its investment in them using the equity method of accounting.

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

The major classes of assets, liabilities, and non-controlling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Assets
Net real estate investments	$216,131	379,075
Cash, cash equivalents and restricted cash	2,868	5,202
Liabilities
Notes payable	4,918	5,000
Equity
Limited partners’ interests in consolidated partnerships	27,714	27,950

Revenues and Other Receivables

Other property income includes parking fees and other incidental income from the properties and is generally recognized at the point in time that the performance obligation is met. All income from contracts with the Company's real estate partnerships is included within Management, transaction and other fees on the Consolidated Statements of Operations. The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts are as follows:

		Three months ended March 31,
(in thousands)	Timing of satisfaction of performance obligations	2022	2021
Management, transaction and other fees:
Property management services	Over time	$3,618	3,771
Asset management services	Over time	1,755	1,715
Leasing services	Point in time	996	851
Other transaction fees	Point in time	315	56
Total management, transaction, and other fees		$6,684	6,393

The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $13.8 million and $13.2 million, as of March 31, 2022 and December 31, 2021, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

Recent Accounting Pronouncements

The following table provides a brief description of recently adopted accounting pronouncements and impact on our financial statements:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Recently adopted:

ASU 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments

The amendments in this update affect lessor lease classification. Lessors should classify and account for a lease as an operating lease if both of the following criteria are met: (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. This update results in similar treatment under the current Topic 842 as under the previous Topic 840.

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

March 31, 2022

2.	Real Estate Investments

The following table details the shopping centers acquired or land acquired for development during the three months ended March 31, 2022. There were no such purchases during the three months ended March 31, 2021.

(in thousands)		Three months ended March 31, 2022
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price	Debt Assumed, Net of Discounts	Intangible Assets	Intangible Liabilities
3/1/2022	Glenwood Green	Old Bridge, NJ	Development	100%	$11,000	—	—	—
3/25/2022	Naperville Plaza (1)	Naperville, IL	Operating	20%	52,380	22,074	4,336	814
3/31/2022	Island Village	Bainbridge Island, WA	Operating	100%	30,650	—	2,900	6,839
Total property acquisitions					$94,030	22,074	7,236	7,653
(1)
This operating property was purchased through Columbia Regency Partners II, LLC, an unconsolidated Investment in real estate partnership, in which the Company owns 20%.

Subsequent to March 31, 2022, the Company completed the acquisition of the partner's 75% interest in four properties held in the RegCal partnership for $88.5 million, increasing the Company's ownership in such properties to 100%. Prior to the completion of the acquisition, the Company owned a 25% equity interest in the properties through an unconsolidated Investment in real estate partnership.

3.	Property Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Three months ended March 31,
(in thousands, except number sold data)	2022	2021
Net proceeds from sale of real estate investments	$124,924	53,859
Gain on sale of real estate, net of tax	101,948	11,698
Number of operating properties sold	1	4
Number of land parcels sold	1	1
Percent interest sold	100%	100%

At March 31, 2022, the Company also had one land parcel classified within Properties held for sale on the Consolidated Balance Sheets.

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the dates set forth below:

(in thousands)	March 31, 2022	December 31, 2021
Goodwill, net	$167,095	167,095
Investments	61,332	65,112
Prepaid and other	25,636	21,332
Deferred financing costs, net	6,875	7,448
Furniture, fixtures, and equipment, net	5,248	5,444
Derivative assets	1,242	—
Total other assets	$267,428	266,431

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

The following table presents the goodwill balances and activity during the year to date periods ended:

	March 31, 2022			December 31, 2021
(in thousands)	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$300,529	(133,434)	167,095	307,413	(133,545)	173,868
Goodwill allocated to Properties held for sale	—	—	—	(2,465)	—	(2,465)
Goodwill associated with disposed reporting units:
Goodwill allocated to Provision for impairment	—	—	—	(111)	111	—
Goodwill allocated to Gain on sale of real estate	—	—	—	(4,308)	—	(4,308)
End of period balance	$300,529	(133,434)	167,095	300,529	(133,434)	167,095

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

5.	Notes Payable and Unsecured Credit Facilities

The Company’s outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	March 31, 2022	December 31, 2021
Notes payable:
Fixed rate mortgage loans	4.0%	3.5%	$356,541	359,414
Variable rate mortgage loans (1)	3.2%	3.3%	115,089	115,539
Fixed rate unsecured debt	3.8%	4.0%	3,245,087	3,243,991
Total notes payable			3,716,717	3,718,944
Unsecured credit facilities:
Line of Credit (the "Line") (2)	1.1%	1.4%	—	—
Total debt outstanding			$3,716,717	3,718,944
(1)
Four of these variable rate loans have interest rate swaps in place to mitigate the interest rate fluctuation risk. Based on these swap agreements, the effective fixed rates of the four loans range from 2.5% to 4.1%.
(2)
Weighted average effective rate for the Line is calculated based on a fully drawn Line balance.

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	March 31, 2022
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2022 (2)	$8,542	5,848	—	14,390
2023	9,695	59,376	—	69,071
2024	4,849	90,742	250,000	345,591
2025	3,732	45,000	250,000	298,732
2026	3,922	88,000	200,000	291,922
Beyond 5 Years	6,661	138,234	2,575,000	2,719,895
Unamortized debt premium/(discount) and issuance costs	—	7,029	(29,913)	(22,884)
Total	$37,401	434,229	3,245,087	3,716,717
(1)
Includes unsecured public and private debt and unsecured credit facilities.
(2)
Reflects scheduled principal payments for the remainder of the year.

The Company was in compliance as of March 31, 2022, with all financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities, and expects to remain in compliance thereafter.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

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

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Receive Variable Rate of	Pay Fixed Rate of	March 31, 2022	December 31, 2021
4/7/16	4/1/23	$18,932	1 Month LIBOR	1.303%	$90	(175)
12/1/16	11/1/23	31,607	1 Month LIBOR	1.490%	357	(412)
9/17/19	3/17/25	24,000	1 Month LIBOR	1.542%	633	(364)
6/2/17	6/2/27	35,876	1 Month LIBOR with Floor	2.366%	162	(1,907)
					$1,242	(2,858)
(1)
Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of March 31, 2022, does not have any derivatives that are not designated as hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
(in thousands)	2022	2021		2022	2021		2022	2021
Interest rate swaps	$8,968	5,810	Interest expense	$1,010	1,035	Interest expense, net	$36,738	36,936

As of March 31, 2022, the Company expects approximately $456,000 of accumulated comprehensive losses on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

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

(ii) Percentage rent represents amounts billable to tenants based on the tenants’ actual sales volume in excess of levels specified in the lease contract.

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in ASC Topic 842:

(in thousands)	Three months ended March 31,
	2022	2021
Operating lease income
Fixed and in-substance fixed lease income	$207,502	196,054
Variable lease income	72,026	64,067
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	5,689	5,996
Uncollectible straight-line rent	2,282	(2,035)
Uncollectible amounts billable in lease income	6,146	2,275
Total lease income	$293,645	266,357

Lease income for operating leases with fixed payment terms is recognized on a straight-line basis over the expected term of the lease for all leases in which collectibility is considered probable. At lease commencement, the Company generally expects that collectibility of substantially all payments due under the lease is probable due to the Company’s credit checks on tenants and other credit analysis undertaken before entering into a new lease; therefore, income from most operating leases is initially recognized on a straight-line basis. For operating leases in which collectibility of Lease income is not considered probable, Lease income is recognized on a cash basis and all previously recognized straight-line rent receivables are reversed in the period in which the Lease income is determined no longer to be probable of collection. Should collectibility of Lease income become probable again, through evaluation of qualitative and quantitative measures on a tenant by tenant basis, accrual basis accounting resumes and all commencement-to-date straight-line rent is recognized in that period. In addition to the lease-specific collectibility assessment performed under Topic 842, the Company may also recognize a general reserve, as a reduction to Lease income, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company’s historical collection experience.

The following table represents the components of Tenant and other receivables in the accompanying Consolidated Balance Sheets:

(in thousands)	March 31, 2022	December 31, 2021
Tenant receivables	$17,756	$27,354
Straight-line rent receivables	109,953	103,942
Other receivables (1)	24,143	21,795
Total tenant and other receivables	$151,852	$153,091
(1)
Other receivables include construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction and other fee income.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

8.	Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,716,717	3,782,877	3,718,944	4,103,533

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of March 31, 2022, and December 31, 2021, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment loss (income) in the accompanying Consolidated Statements of Operations, and include unrealized losses of $3.0 million and unrealized gains of $417,462 during the three months ended March 31, 2022 and 2021, respectively.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$46,358	46,358	—	—
Available-for-sale debt securities	14,974	—	14,974	—
Interest rate derivatives	1,242	—	1,242	—
Total	$62,574	46,358	16,216	—

	Fair Value Measurements as of December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$49,513	49,513	—	—
Available-for-sale debt securities	15,599	—	15,599	—
Interest rate derivatives	—	—	-	—
Total	$65,112	49,513	15,599	—
Liabilities:
Interest rate derivatives	$(2,858)	—	(2,858)	—

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a nonrecurring basis:

	Fair Value Measurements as of December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
Operating properties	$140,500	—	—	140,500	(84,277)

During the year ended December 31, 2021, the Company revalued two shopping centers to estimated fair value due to a change in expected hold period using a discounted cash flow model with a discount rate of 7.2% and a terminal capitalization rate of 5.25%.

9.	Equity and Capital

Common Stock of the Parent Company

Dividends Declared

On April 29, 2022, our Board of Directors declared a common stock dividend of $0.625 per share, payable on July 6, 2022, to shareholders of record as of June 15, 2022.

At the Market (“ATM”) Program

Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

During 2021, the Company entered into forward sale agreements under its ATM program to issue shares of its common stock at a weighted average offering price of $64.59 before any underwriting discount and offering expenses. Subsequent to March 31, 2022, the Company settled 984,618 shares subject to forward sales agreements and received proceeds of approximately $61.3 million, after approximately $3.3 million in underwriting discounts and offering expenses. The proceeds were used to fund acquisitions. All shares are now settled under the forward sales agreements.

As of March 31, 2022, $350.4 million of common stock remained available for issuance under this ATM equity program.

Share Repurchase Program

On February 3, 2021, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases or in privately negotiated transactions. Any shares purchased, if not retired, will be treated as treasury shares. Under the current authorization, the program is set to expire on February 3, 2023, but may be modified or terminated at any time at the discretion of the Board. The timing and actual number of shares purchased under the program depend upon marketplace conditions, liquidity needs, and other factors. Through March 31, 2022, no shares have been repurchased under this program.

Common Units of the Operating Partnership

Common units of the operating partnership are issued or redeemed and retired for each of the shares of Parent Company common stock issued or repurchased and retired, as described above. During the three months ended March 31, 2022, no Partnership Units were converted to Parent Company common stock.

10.	Stock-Based Compensation

During the three months ended March 31, 2022, the Company granted 255,505 shares of restricted stock with a weighted-average grant-date fair value of $73.14 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and records forfeitures as they occur.

11.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2022	2021
Numerator:
Income attributable to common stockholders - basic	$195,228	80,656
Income attributable to common stockholders - diluted	$195,228	80,656
Denominator:
Weighted average common shares outstanding for basic EPS	171,312	169,768
Weighted average common shares outstanding for diluted EPS	171,671	170,006
Income per common share – basic	$1.14	0.48
Income per common share – diluted	$1.14	0.47

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding for the three months ended March 31, 2022 and 2021, were 760,046 and 765,046, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended March 31,
(in thousands, except per share data)	2022	2021
Numerator:
Income attributable to common unit holders - basic	$196,091	81,020
Income attributable to common unit holders - diluted	$196,091	81,020
Denominator:
Weighted average common units outstanding for basic EPU	172,072	170,533
Weighted average common units outstanding for diluted EPU	172,431	170,771
Income per common unit – basic	$1.14	0.48
Income per common unit – diluted	$1.14	0.47

12.	Commitments and Contingencies

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

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of March 31, 2022 and December 31, 2021, the Company had $9.4 million in letters of credit outstanding.

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

Our operations are subject to a number of risks and uncertainties including, but not limited to, risk factors described in our SEC filings. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our most recent Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and our other filings with and submissions to the SEC. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. Forward-looking statements are only as of the date they are made, and Regency undertakes no duty to update its forward-looking statements except as and to the extent required by law.

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
•
Redevelopment Completion is a property in redevelopment that is deemed complete upon the earlier of: (i) 90% of total estimated project costs have been incurred and percent leased equals or exceeds 95% for the Company owned GLA related to the project, or (ii) the property features at least two years of anchor operations, if applicable.
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

Overview of Our Strategy

Regency Centers Corporation began its operations as a publicly-traded REIT in 1993, and as of March 31, 2022, had full or partial ownership interests in 406 retail properties. Our properties are high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban markets within the country's most desirable metro areas and contain 51.3 million square feet (“SF”) of gross leasable area (“GLA”). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P. and its wholly-owned subsidiaries, and through our co-investment partnerships. As of March 31, 2022, the Parent Company owns approximately 99.6% of the outstanding common partnership units of the Operating Partnership.

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

Our goals are to:

•
Own and manage a portfolio of high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban trade areas in the country’s most desirable metro areas. We expect that this strategy will result in highly desirable and attractive centers with best-in-class retailers. These centers should command higher rental and occupancy rates resulting in excellent prospects to grow net operating income (“NOI”);
•
Maintain an industry leading and disciplined development and redevelopment platform to create exceptional retail centers that deliver higher returns as compared to acquisitions;
•
Support our business activities with a conservative capital structure, including a strong balance sheet with sufficient liquidity to meet our capital needs together with a carefully constructed debt maturity profile;
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

Risks and Uncertainties

Changes in economic conditions and supply chain constraints have spurred a rise in wages and increased costs for materials. Current high levels of inflation may be negatively impacting some of our tenants while increasing our operating costs and construction costs. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States. The policies utilized to address these issues, including raising interest rates, could result in adverse impacts on the U.S. economy, including a slowing of growth or potentially a recession. Refer to Item 1, Note 1 to Unaudited Consolidated Financial Statements.

Please also refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for additional discussion of the impact of the COVID-19 pandemic on the Company’s business including, without limitation, refer to the Risk Factors discussed in Item 1A of Part I thereof.

Executing on our Strategy

During the three months ended March 31, 2022, we had Net income attributable to common stockholders of $195.2 million, which includes gains on sale of real estate of $101.9 million, as compared to $80.7 million during the three months ended March 31, 2021.

During the three months ended March 31, 2022:

•
Our Pro-rata same property NOI, excluding termination fees, increased 7.8%, as compared to the three months ended March 31, 2021, primarily attributable to continued improvement in collections of lease income from cash basis tenants, combined with improvements in base rent from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on new and renewal leases.
•
We executed 459 new and renewal leasing transactions representing 1.9 million Pro-rata SF during the three months ended March 31, 2022 as compared to 450 leasing transactions representing 1.4 million Pro-rata SF during the three months ended March 31, 2021. Rent spreads for the trailing twelve months ended three months ended March 31, 2022 were positive 6.8%. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property space, including spaces vacant greater than twelve months.
•
At March 31, 2022, December 31, 2021, and March 31, 2021 our total property portfolio was 93.9%, 94.1%, and 92.2% leased, respectively. At March 31, 2022, December 31, 2021, and March 31, 2021 our Same Property portfolio was 94.3%, 94.3%, and 92.6% leased, respectively.

We continued our development and redevelopment of high quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects total $348.3 million at March 31, 2022 as compared to $307.3 million at December 31, 2021.
•
Redevelopment projects completed during 2022 represent $8.9 million of estimated net project cost with a weighted average incremental stabilized yield of 7%.

We maintain a conservative balance sheet providing liquidity and financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
We have no unsecured debt maturities until 2024 and a manageable level of secured mortgage maturities during the next twelve months, including mortgages within our real estate partnerships.
•
At March 31, 2022, our Pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 4.9x as compared to 5.1x at December 31, 2021.

Property Portfolio

The following table summarizes general information related to the Consolidated Properties in our portfolio:

(GLA in thousands)	March 31, 2022	December 31, 2021
Number of Properties	303	302
GLA	38,087	37,864
% Leased – Operating and Development	94.0%	94.0%
% Leased – Operating	94.4%	94.1%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$23.32	$23.17

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our portfolio:

(GLA in thousands)	March 31, 2022	December 31, 2021
Number of Properties	103	103
GLA	13,196	13,300
% Leased – Operating and Development	93.5%	93.9%
% Leased –Operating	93.5%	93.9%
Weighted average annual effective rent PSF, net of tenant concessions	$22.47	$22.37

For the purpose of the following disclosures of occupancy and leasing activity, “anchor space” is considered space greater than or equal to 10,000 SF and “shop space” is less than 10,000 SF. The following table summarizes Pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	March 31, 2022	December 31, 2021
% Leased – All Properties	93.9%	94.1%
Anchor space	96.5%	97.0%
Shop space	89.7%	89.2%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our co-investment partnerships:

	Three months ended March 31, 2022
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	6	280	$9.50	$8.76	$6.70
Renewal	34	851	16.18	0.54	0.08
Total Anchor Leases	40	1,131	$14.53	$2.57	$1.71
Shop Space
New	133	243	$38.90	$39.24	$11.51
Renewal	286	537	36.52	2.34	0.73
Total Shop Space Leases	419	780	$37.26	$13.85	$4.09
Total Leases	459	1,911	$23.81	$7.17	$2.68

	Three months ended March 31, 2021
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	6	95	$12.12	$45.66	$5.09
Renewal	27	589	13.44	0.29	0.10
Total Anchor Leases	33	684	$13.25	$6.59	$0.79
Shop Space
New	107	158	$31.19	$21.04	$7.90
Renewal	310	570	32.78	1.86	0.42
Total Shop Space Leases	417	728	$32.44	$6.02	$2.04
Total Leases	450	1,412	$23.14	$6.30	$1.44

The weighted average annual base rent ("ABR") per square foot on signed shop space leases during 2022 was $37.26 PSF, which is higher than the ABR rent per square foot of all shop space leases due to expire during the next 12 months of $32.86 PSF. While new and renewal rent spreads were positive at 6.8% as compared to prior rents on those same spaces, future rent spreads could be negatively impacted by oversupply of vacant retail in markets in which we operate. This may result in decreased demand for retail space in our centers, which could result in pricing pressure on rents. Further, we may experience higher rates for tenant buildouts as costs of materials are increasing as labor and supply availability are decreasing.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks by avoiding dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	March 31, 2022
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of ABR (1)
Publix	68	7.2%	3.4%
Kroger Co.	54	7.4%	3.2%
Albertsons Companies, Inc.	46	4.7%	3.0%
TJX Companies, Inc.	63	3.6%	2.6%
Amazon/Whole Foods	35	2.7%	2.6%
(1)
Includes Regency's Pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

Our management team devotes significant time to researching and monitoring consumer preferences and trends, customer shopping behaviors, changes in delivery methods, shifts to e-commerce, and changing demographics in order to anticipate the challenges and opportunities impacting our industry. The success of our tenants in operating their businesses and their ability to pay rent continue to be significantly influenced by many challenges, including the impact of inflation, labor shortages, and supply chain constraints on their cost of doing business. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States. The policies utilized to address these issues, including raising interest rates, could result in adverse impacts on the U.S. economy, including a slowing of growth or potentially a recession, thereby impacting our tenants' businesses and/or decreasing future demand for space in our shopping centers. We seek to mitigate these potential impacts through maintaining a high quality portfolio, tenant diversification, replacing weaker tenants with stronger operators, anchoring our centers with market leading grocery stores that drive customer traffic, and maintaining a presence in suburban trade areas with compelling demographic populations benefiting from high levels of disposal income.

Although base rent is set forth in long-term lease contracts, tenants who file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues.

Results from Operations

Comparison of the three months ended March 31, 2022 and 2021:

Our revenues changed as summarized in the following table:

	Three months ended March 31,
(in thousands)	2022	2021	Change
Lease income
Base rent	$199,252	188,480	10,772
Recoveries from tenants	67,774	62,597	5,177
Percentage rent	4,948	3,366	1,582
Uncollectible lease income	6,146	2,275	3,871
Other lease income	3,825	2,762	1,063
Straight line rent	6,011	881	5,130
Above / below market rent amortization	5,689	5,996	(307)
Total lease income	$293,645	266,357	27,288
Other property income	3,104	1,953	1,151
Management, transaction, and other fees	6,684	6,393	291
Total revenues	$303,433	274,703	28,730

Lease income increased $27.3 million, on a net basis, driven by the following contractually billable components of rent to the tenants per the lease agreements:

•
$10.8 million increase from billable Base rent, as follows:
o
$940,000 net increase from rent commencements at development properties;
o
$4.1 million increase from acquisitions of operating properties; and
o
$8.4 million net increase from same properties, particularly from a $3.3 million increase related to our consolidation of the seven properties previously held in the USAA partnership and a $5.1 million net increase in the remaining same properties due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases; offset by
o
$2.6 million decrease from the sale of operating properties.

•
$5.2 million increase from contractual Recoveries from tenants, which represents the tenants’ Pro-rata share of the operating, maintenance, insurance and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, primarily from the following:
o
$1.7 million increase from acquisition of operating properties and rent commencing at development properties; and
o
$4.2 million net increase from same properties due to higher operating costs in the current year and greater recovery of those expenses from tenants; offset by
o
$787,000 decrease from the sale of operating properties.
•
$1.6 million increase in percentage rent primarily due to improvements in tenant sales.
•
$3.9 million increase from favorable changes in Uncollectible lease income.
o
During 2022, Uncollectible lease income was a positive $6.2 million driven by $8.6 million collection of prior period reserves on cash basis tenants and the $1.0 million positive impact of lease modification agreements offset by the $3.4 million reserve recognized on current period billings.
o
During 2021, Uncollectible lease income was a positive $2.3 million driven by $19.1 million collection of prior period reserves on cash basis tenants exceeding $16.8 million reserve recognized on current period billings.
•
$1.1 million increase in Other lease income due to an increase in lease termination fees.
•
$5.1 million increase in straight-line rent from a reduction in cash basis tenants identified in 2022 as compared to 2021, as well as re-establishing $3.7 million of straight-line rent receivables related to converting previously identified cash basis tenants back to accrual basis as we now consider collections from these tenants as probable.

Other property income increased $1.2 million primarily due to an increase in tenant settlements and parking income.

Changes in our operating expenses are summarized in the following table:

	Three months ended March 31,
(in thousands)	2022	2021	Change
Depreciation and amortization	$77,842	77,259	583
Operating and maintenance	46,461	45,582	879
General and administrative	18,792	21,287	(2,495)
Real estate taxes	36,869	36,166	703
Other operating expenses	2,173	698	1,475
Total operating expenses	$182,137	180,992	1,145

Depreciation and amortization costs increased $583,000, on a net basis, as follows:

•
$3.2 million increase from acquisitions of operating properties, as well as from development properties where tenant spaces became available for occupancy; offset by
•
$610,000 decrease from same properties, primarily related to various acquired lease intangibles becoming fully amortized; and
•
$2.0 million decrease from the sale of operating properties.

Operating and maintenance costs increased $879,000, on a net basis, as follows:

•
$1.3 million net increase from acquisitions of operating properties and from development properties; and
•
$2.0 million increase from same properties primarily attributable to higher insurance premiums, as well as an increase in costs associated with general property maintenance and tenant utilities as our centers return to normal operating levels; offset by
•
$2.5 million decrease from the sale of operating properties.

General and administrative costs decreased $2.5 million, on a net basis, as follows:

•
$3.4 million net decrease due to changes in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income; offset by
•
$590,000 net increase in compensation costs primarily driven by incentive compensation; and
•
$311,000 net increase in other corporate overhead costs primarily driven by travel and entertainment costs.

Real estate taxes increased $703,000, on a net basis, as follows:

•
$1.1 million increase from acquisitions of operating properties, as well as from developments where capitalization ceased and spaces became available for occupancy; and
•
$55,000 net increase at same properties as real estate tax assessments overall remained flat; offset by
•
$481,000 decrease from the sale of operating properties.

Other operating expenses increased $1.5 million primarily attributable to additional accrued environmental liabilities.

The following table presents the components of other expense (income):

	Three months ended March 31,
(in thousands)	2022	2021	Change
Interest expense, net
Interest on notes payable	$37,087	37,235	(148)
Interest on unsecured credit facilities	480	599	(119)
Capitalized interest	(795)	(849)	54
Hedge expense	109	109	—
Interest income	(143)	(158)	15
Interest expense, net	$36,738	36,936	(198)
Gain on sale of real estate, net of tax	(101,948)	(11,698)	(90,250)
Net investment income	2,494	(1,486)	3,980
Total other expense (income)	$(62,716)	23,752	(86,468)

During the three months ended March 31, 2022, we recognized gains on sale of $101.9 million for one land parcel and one operating property. During the three months ended March 31, 2021, we recognized gains on sale of $11.7 million from one land parcel, four operating properties, and additional receipts from prior year sales.

Net investment income decreased $4.0 million primarily driven by a $3.4 million change in unrealized gains and losses of plan assets held in the non-qualified deferred compensation plan. There is an offsetting charge in General and administrative costs related to participant obligations within the deferred compensation plans.

Our equity in income of investments in real estate partnerships increased as follows:

		Three months ended March 31,
(in thousands)	Regency's Ownership	2022	2021	Change
GRI - Regency, LLC (GRIR)	40.00%	$9,373	7,620	1,753
New York Common Retirement Fund (NYC)	30.00%	266	784	(518)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	521	432	89
Columbia Regency Partners II, LLC (Columbia II)	20.00%	557	510	47
Columbia Village District, LLC	30.00%	266	304	(38)
RegCal, LLC (RegCal) (1)	25.00%	626	525	101
US Regency Retail I, LLC (USAA) (2)	20.01%	—	234	(234)
Other investments in real estate partnerships	31.00% - 50.00%	1,195	1,257	(62)
Total equity in income of investments in real estate partnerships		$12,804	11,666	1,138
(1)
Subsequent to March 31, 2022, we acquired our partner's 75% share in four properties held in the RegCal partnership for a total purchase price of $88.5 million.
(2)
We acquired our partner’s 80% interest in the seven properties held in the USAA partnership on August 1, 2021; therefore results following the date of acquisition are included in consolidated results.

The $1.1 million increase in our equity in income of investments in real estate partnerships is largely attributable to the following changes:

•
$1.8 million increase within GRIR primarily due to continued improvements in tenant rent collections and re-instating straight-line rent on certain tenants returning to accrual basis; offset by
•
$518,000 decrease within NYC, primarily due to a gain on the sale of one operating property during the three months ended March 31, 2021, as well as the sale of another operating property later in 2021.

The following represents the remaining components that comprised net income attributable to common stockholders and unit holders:

	Three months ended March 31,
(in thousands)	2022	2021	Change
Net income	$196,816	81,625	115,191
Income attributable to noncontrolling interests	(1,588)	(969)	(619)
Net income attributable to common stockholders	$195,228	80,656	114,572
Net income attributable to exchangeable operating partnership units	(863)	(364)	(499)
Net income attributable to common unit holders	$196,091	81,020	115,071

Supplemental Earnings Information

We use certain non-GAAP performance measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of the our operating results. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with our reported results under GAAP. We believe presenting our Pro-rata share of operating results, along with other non-GAAP measures, may assist in comparing the our operating results to other REITs. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change. See “Non-GAAP Measures” at the beginning of this Management's Discussion and Analysis.

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

Pro-Rata Same Property NOI:

Our Pro-rata same property NOI, excluding termination fees, changed from the following major components:

	Three months ended March 31,
(in thousands)	2022	2021	Change
Base rent	$218,187	212,428	5,759
Recoveries from tenants	74,257	70,757	3,500
Percentage rent	5,498	3,814	1,684
Termination fees	1,949	417	1,532
Uncollectible lease income	6,757	1,731	5,026
Other lease income	2,602	2,693	(91)
Other property income	2,396	1,293	1,103
Total real estate revenue	311,646	293,133	18,513
Operating and maintenance	47,520	46,015	1,505
Real estate taxes	39,953	40,362	(409)
Ground rent	2,913	2,939	(26)
Total real estate operating expenses	90,386	89,316	1,070
Pro-rata same property NOI	$221,260	203,817	17,443
Less: Termination fees	1,949	417	1,532
Pro-rata same property NOI, excluding termination fees	$219,311	203,400	15,911
Pro-rata same property NOI growth, excluding termination fees			7.8%

Billable Base rent increased $5.8 million during the three months ended March 31, 2022, due to rent steps in existing leases, positive rental spreads on new and renewal leases, and increases in occupancy.

Recoveries from tenants increased $3.5 million during the three months ended March 31, 2022, due to higher operating expenses in the current year, higher recovery rates from our tenants, and increases in occupancy.

Percentage rent increased $1.7 million during the three months ended March 31, 2022, due to improvements in tenant sales.

Termination fees increased $1.5 million during the three months ended March 31, 2022, due to termination fees from several tenants at various properties, both wholly owned and within our partnerships.

Uncollectible lease income increased $5.0 million during the three months ended March 31, 2022, primarily driven by collection of previously reserved amounts and improvements in current period collection rates.

Other property income increased $1.1 million during the three months ended March 31, 2022, primarily due to an increase in settlements and parking income.

Operating and maintenance increased $1.5 million during the three months ended March 31, 2022, due primarily to an increase in insurance premiums, property maintenance, and tenant reimbursable costs.

Same Property Rollforward:

Our same property pool includes the following property count, Pro-rata GLA, and changes therein:

	Three months ended March 31,
	2022		2021
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	393	41,294	393	40,228
Acquired properties owned for entirety of comparable periods presented (1)	—	—	2	378
Developments that reached completion by the beginning of earliest comparable period presented	1	72	6	683
Disposed properties	(1)	(88)	(4)	(110)
SF adjustments (2)	—	(58)	—	33
Ending same property count	393	41,220	397	41,212
(1)
2021 includes an adjustment arising from the acquisition of our partner's 80% share of the seven properties held in the USAA partnership, 20% of which was already included in our same property pool.
(2)
SF adjustments arise from remeasurements or redevelopments.

Nareit FFO and Core Operating Earnings:

Our reconciliation of net income attributable to common stock and unit holders to Nareit FFO and to Core Operating Earnings is as follows:

	Three months ended March 31,
(in thousands, except share information)	2022	2021
Reconciliation of Net income to Nareit FFO
Net income attributable to common stockholders	$195,228	80,656
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	84,130	84,494
Gain on sale of real estate, net of tax	(102,010)	(12,070)
Exchangeable operating partnership units	863	364
Nareit FFO attributable to common stock and unit holders	$178,211	153,444
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit Funds From Operations	178,211	153,444
Adjustments to reconcile to Core Operating Earnings (1):
Certain Non Cash Items
Straight line rent	(3,478)	(3,429)
Uncollectible straight line rent	(2,383)	2,573
Above/below market rent amortization, net	(5,392)	(5,980)
Debt premium/discount amortization	(106)	91
Core Operating Earnings	$166,852	146,699
(1)
Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interest.

Same Property NOI Reconciliation:

Our reconciliation of Net income attributable to common stockholders to Same Property NOI, on a Pro-rata basis, is as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Net income attributable to common stockholders	$195,228	80,656
Less:
Management, transaction, and other fees	6,684	6,393
Other (1)	12,621	7,704
Plus:
Depreciation and amortization	77,842	77,259
General and administrative	18,792	21,287
Other operating expense	2,173	698
Other (income) expense	(62,716)	23,752
Equity in income of investments in real estate excluded from NOI (2)	12,388	13,301
Net income attributable to noncontrolling interests	1,588	969
Pro-rata NOI	$225,990	203,825
Less non-same property NOI (3)	4,730	8
Pro-rata same property NOI	$221,260	203,817
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

We continually assess our available liquidity and our expected cash requirements, which includes monitoring our tenant rent collections. The success of our tenants in operating their businesses and their ability to pay rent continue to be significantly influenced by many challenges including the impact of inflation, labor shortages, and supply chain constraints on their cost of doing business. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States. The policies utilized to address these issues, including raising interest rates, could result in adverse impacts on the U.S. economy, including a slowing of growth or potentially a recession, thereby impacting our tenants' businesses and/or decreasing future demand for space in our shopping centers.

We draw on multiple financing sources to fund our long-term capital needs, including the capital requirements of our in process and planned developments, redevelopments, and capital expenditures, and the repayment of debt. We expect to meet these needs by using a combination of the following: cash flow from operations after funding our dividend, proceeds from the sale of real estate, mortgage loan and unsecured bank financing, distributions received from our co-investment partnerships, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new unsecured debt. We continually evaluate alternative financing options, and we believe we can obtain financing on reasonable terms, although likely at higher interest rates than that of debt currently outstanding.

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

In addition to our $176.0 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	March 31, 2022
ATM equity program
Original offering amount	$500,000
Available capacity (1)	$350,363
Line of Credit
Total commitment amount	$1,250,000
Available capacity (2)	$1,240,619
Maturity (3)	March 23, 2025
(1)
Subsequent to March 31, 2022, we settled 984,618 shares subject to forward sales agreements issued in 2021, receiving proceeds of $61.3 million which were used to fund acquisitions.
(2)
Net of letters of credit.
(3)
The Company has the option to extend the maturity for two additional six-month periods.

The declaration of dividends is determined quarterly by our Board of Directors. On April 29, 2022, our Board of Directors declared a common stock dividend of $0.625 per share, payable on July 6, 2022, to shareholders of record as of June 15, 2022. While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes. We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the three months ended March 31, 2022 and 2021, we generated cash flow from operations of $142.9 million and $139.4 million, respectively, and paid $107.4 million and $101.0 million in dividends to our common stock and unit holders, respectively.

We currently have development and redevelopment projects in various stages of construction, along with a pipeline of potential projects for future development or redevelopment. After funding our common stock dividend payment in April 2022, we estimate that we will require capital during the next twelve months of approximately $284.3 million. This required capital includes funding construction and related costs for leasing and committed tenant improvements, in-process developments and redevelopments, making capital contributions to our co-investment partnerships, and repaying maturing debt. These capital requirements may be impacted by current levels of high inflation resulting in increased costs of construction materials, labor, and services from third party contractors and suppliers. In response, we have implemented mitigation strategies such as entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from labor shortages and supply chain disruptions may extend the time to completion of these projects.

If we start new developments or redevelopments, commit to property acquisitions, repay debt prior to maturity, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease. We expect to generate the necessary cash to fund our long-term capital needs from cash flow from operations, borrowings from our Line, proceeds from the sale of real estate, mortgage loan and unsecured bank financing, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new unsecured debt. If we borrow on our variable rate Line, with rising interest rates, our cost of borrowing would increase.

We endeavor to maintain a high percentage of unencumbered assets. As of March 31, 2022, 89.5% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our trailing twelve month Fixed charge coverage ratio, including our Pro-rata share of our partnerships, was 4.6x and 4.5x for the periods ended March 31, 2022, and December 31, 2021, respectively, and our Pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 4.9x and 5.1x, respectively, for the same periods.

Our Line and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. We are in compliance with all covenants at March 31, 2022, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Three months ended March 31,
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$142,892	139,362	3,530
Net provided by investing activities	58,354	6,770	51,584
Net cash used in financing activities	(117,543)	(385,262)	267,719
Net increase (decrease) in cash and cash equivalents and restricted cash	$83,703	(239,130)	322,833
Total cash and cash equivalents and restricted cash	$178,730	139,320	39,410

Net cash provided by operating activities:

Net cash provided by operating activities increased $3.5 million due to:

•
$1.1 million increase in cash from operations due to timing of cash receipts and payments, and
•
$2.5 million increase from cash paid in 2021 to settle interest rate swaps on our term loan which was repaid in January 2021.

Net cash used in investing activities:

Net cash used in investing activities changed by $51.6 million as follows:

	Three months ended March 31,
(in thousands)	2022	2021	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(30,166)	500	(30,666)
Real estate development and capital improvements	(53,605)	(31,378)	(22,227)
Proceeds from sale of real estate	124,924	53,859	71,065
Issuance of notes receivable	—	(20)	20
Investments in real estate partnerships	(7,173)	(20,223)	13,050
Return of capital from investments in real estate partnerships	23,892	3,283	20,609
Dividends on investment securities	109	51	58
Acquisition of investment securities	(5,554)	(8,136)	2,582
Proceeds from sale of investment securities	5,927	8,834	(2,907)
Net provided by investing activities	$58,354	6,770	51,584

Significant changes in investing activities include:

•
We paid $30.2 million to purchase one operating property and to fund a deposit on purchasing an operating property 2022.
•
We invested $22.2 million more in 2022 than the same period in 2021 on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•
We sold one operating property and one land parcel in 2022 and received proceeds of $124.9 million compared to four operating properties and one land parcel in 2021 for proceeds of $53.9 million.
•
We invested $7.2 million in our real estate partnerships during 2022, including:
o
$6.1 million to fund our share of acquiring one operating property within an existing co-investment partnership, and
o
$1.1 million to fund our share of development and redevelopment activities.

During the same period in 2021, we invested $20.2 million, including:

o
$18.7 million to fund our share of debt payments, and
o
$1.5 million to fund our share of development and redevelopment activities.

•
Return of capital from our unconsolidated real estate partnerships includes sales or financing proceeds. During the three months ended March 31, 2022 we received $12.3 million from our share of proceeds from real estate sales and $11.6 million from our share of proceeds from debt refinancing activities. During the same period in 2021, we received $2.2 million from our share of proceeds from real estate sales and $1.1 million from our share of debt refinancing activities.
•
Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment. During 2022, we deployed capital of $53.6 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Three months ended March 31,
(in thousands)	2022	2021	Change
Capital expenditures:
Land acquisitions	$11,545	—	11,545
Building and tenant improvements	16,320	7,261	9,059
Redevelopment costs	17,310	16,159	1,151
Development costs	5,741	4,400	1,341
Capitalized interest	776	843	(67)
Capitalized direct compensation	1,913	2,715	(802)
Real estate development and capital improvements	$53,605	31,378	22,227
•
We acquired one land parcel for development in 2022.
•
Building and tenant improvements increased $9.1 million in 2022, primarily related to the timing of capital projects.
•
Redevelopment expenditures are higher in 2022 due to the timing and magnitude of projects currently in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovation, new out-parcel building construction, and redevelopment related tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan. The timing and duration of these projects could also result in volatility in NOI. See the tables below for more details about our redevelopment projects.
•
Development expenditures are higher in 2022 due to the progress towards completion of our development projects currently in process. See the tables below for more details about our development projects.
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

The following table summarizes our development projects in process:

(in thousands, except cost PSF)					March 31, 2022
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated / Actual Net Development Costs (2) (3)	GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred

Developments In-Process
Carytown Exchange - Phase I & II	Richmond, VA	64%	Q4-18	2023	$29,223	74	$395	77%
East San Marco	Jacksonville, FL	100%	Q4-20	2024	19,519	59	331	66%
Glenwood Green	Old Bridge, NJ	70%	Q1-22	2025	41,931	248	169	25%
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)					March 31, 2022
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated Incremental Project Costs (2) (3)	GLA (3)	% of Costs Incurred

Redevelopments In-Process
The Crossing Clarendon	Metro DC	100%	Q4-18	2024	$57,048	129	65%
The Abbot	Boston, MA	100%	Q2-19	2023	58,116	65	74%
Sheridan Plaza	Hollywood, FL	100%	Q3-19	2022	12,115	507	89%
Preston Oaks	Dallas, TX	100%	Q4-20	2023	22,327	102	69%
Serramonte Center	San Francisco, CA	100%	Q4-20	2026	55,000	1,075	57%
Westbard Square Phase I	Bethesda, MD	100%	Q2-21	2025	37,038	123	22%
Various Redevelopments	Various	30% - 100%	Various	Various	15,948	1,227	34%

Redevelopments Completed
Various Properties	Various	100%	Various	Various	$8,916	243	90%
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA reported based on Regency’s ownership interest in the partnership at completion.

Net cash used in financing activities:

Net cash flows from financing activities changed by $267.7 million during 2022, as follows:

	Three months ended March 31,
(in thousands)	2022	2021	Change
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(6,246)	(3,996)	(2,250)
Distributions to limited partners in consolidated partnerships, net	(1,070)	(785)	(285)
Dividend payments and operating partnership distributions	(107,362)	(101,033)	(6,329)
Debt repayment, including early redemption costs	(2,846)	(272,076)	269,230
Payment of loan costs	(82)	(7,468)	7,386
Proceeds from sale of treasury stock, net	63	96	(33)
Net cash used in financing activities	$(117,543)	(385,262)	267,719

Significant financing activities during the three months ended March 31, 2022 and 2021, include the following:

•
We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $6.2 million and $4.0 million during 2022 and 2021, respectively.
•
We paid $6.3 million more in dividends as a result of an increase in our dividend rate and the number of shares of our common stock outstanding.
•
We had the following debt related activity during 2022:
o
$2.8 million in principal mortgage payments.
•
We had the following debt related activity during 2021:
o
We paid $272.1 million for debt repayments, including:
▪
$265 million to repay our outstanding term loan,
▪
$4.0 million to repay a mortgage maturity, and
▪
$3.1 million in principal mortgage payments.
o
We paid $7.5 million of loan costs in connection with the renewal of our Line in 2021.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our co-investment partnerships and our Pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Number of Co-investment Partnerships	15	15
Regency’s Ownership	20% - 50%	20% - 50%
Number of Properties	103	103
Assets	$2,779,525	2,755,444	$989,221	992,060
Liabilities	1,597,526	1,555,942	565,922	553,550
Equity	1,181,999	1,199,502	423,299	438,510
Basis difference			(65,301)	(65,919)
Investments in real estate partnerships			$357,998	372,591
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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	March 31, 2022	December 31, 2021
GRI-Regency, LLC (GRIR)	40.00%	$131,269	153,125
New York Common Retirement Fund (NYC)	30.00%	11,868	11,688
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7,355	7,360
Columbia Regency Partners II, LLC (Columbia II)	20.00%	41,982	35,251
Columbia Village District, LLC	30.00%	5,546	5,554
RegCal, LLC (RegCal) (1)	25.00%	25,049	24,995
Individual Investors
Ballard Blocks	49.90%	63,865	63,783
Town & Country Center	35.00%	39,373	39,021
Others	31.00% - 50.00%	31,691	31,814
Total Investment in real estate partnerships		$357,998	372,591
(1)
Subsequent to March 31, 2022, we acquired our partner's 75% share in four properties held in the RegCal partnership for a total purchase price of $88.5 million.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	March 31, 2022
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2022	$5,106	64,843	7,300	77,249	26,473
2023	3,194	263,431	—	266,625	97,275
2024	2,205	33,690	—	35,895	14,298
2025	3,433	137,000	—	140,433	42,567
2026	3,807	125,255	—	129,062	42,211
Beyond 5 Years	12,995	842,450	—	855,445	312,925
Net unamortized loan costs, debt premium / (discount)	—	(10,735)	—	(10,735)	(3,682)
Total	$30,740	1,455,934	7,300	1,493,974	532,067

At March 31, 2022, our investments in real estate partnerships had notes payable of $1.5 billion maturing through 2034, of which 93.4% had a weighted average fixed interest rate of 3.6%. The remaining notes payable float with LIBOR and had a weighted average variable interest rate of 2.6%. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $532.1 million as of March 31, 2022. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions.

We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our Pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended March 31,
(in thousands)	2022	2021
Asset management, property management, leasing, and other transaction fees	$6,684	6,384

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

As of March 31, 2022, we had accrued liabilities of $11.0 million for our Pro-rata share of environmental remediation, including our Investments in real estate partnerships. We believe that the ultimate remediation of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations. We can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We continuously monitor the capital markets and evaluate our ability to issue new debt, to repay maturing debt, or fund our commitments. We continue to believe, in light of our credit ratings, the capacity under our unsecured credit facility, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we will be able to successfully issue new secured or unsecured debt to fund maturing debt obligations. It is uncertain the degree to which capital market volatility and rising interest rates will adversely impact the interest rates on any new debt that we may issue, which will impact future interest costs. Otherwise, there have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in item 7A of Part II of our Form 10-K for the year ended December 31, 2021.

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2022 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2022 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Please refer to the discussion of the potential risks of inflation and rising interest rates on the Company and its tenants due to the challenges in the current macroenvironment and recent global events under note 1 in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis for Financial Condition and Results of Operations, including but not limited to, “Risks and Uncertainties,” and “Bankruptcies and Credit Concerns." Other than these matters, there have been no material changes from the risk factors disclosed in item 1A. of Part I of our Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended March 31, 2022.

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 through January 31, 2022	—	$—	—	$250,000,000
February 1 through February 28, 2022	87,252	$71.58	—	$250,000,000
March 1 through March 31, 2022	—	$—	—	$250,000,000
(1)
Represents shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.
(2)
On February 3, 2021, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. This program expires by its terms on February 3, 2023. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The authorization remains subject to the discretion of the Board. Through March 31, 2022, no shares have been repurchased under this program.

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

May 6, 2022	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

May 6, 2022	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)