Form 10-Q
period 2022-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2022-08-05
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Regency Centers Corporation Yes ☐ No ☒ Regency Centers, L.P. Yes ☐ No ☒

The number of shares outstanding of Regency Centers Corporation’s common stock was 171,116,018 as of August 4, 2022.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2022, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries; and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The term "the Company", "Regency Centers" or "Regency" means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust ("REIT") and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units ("Units"). As of June 30, 2022, the Parent Company owned approximately 99.6% of the Units in the Operating Partnership. The remaining limited Units are owned by third party investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership’s day-to-day management.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

June 30, 2022 and December 31, 2021

(in thousands, except share data)

	2022	2021
Assets	(unaudited)
Real estate assets, at cost	$11,762,300	11,495,581
Less: accumulated depreciation	2,301,183	2,174,963
Real estate assets, net	9,461,117	9,320,618
Investments in real estate partnerships	330,887	372,591
Properties held for sale	2,354	25,574
Cash, cash equivalents, and restricted cash, including $3,128 and $1,930 of restricted cash at June 30, 2022 and December 31, 2021, respectively	121,190	95,027
Tenant and other receivables	159,643	153,091
Deferred leasing costs, less accumulated amortization of $120,650 and $117,878 at June 30, 2022 and December 31, 2021, respectively	65,607	65,741
Acquired lease intangible assets, less accumulated amortization of $325,131 and $312,186 at June 30, 2022 and December 31, 2021, respectively	214,264	212,707
Right of use assets, net	278,153	280,783
Other assets	268,600	266,431
Total assets	$10,901,815	10,792,563
Liabilities and Equity
Liabilities:
Notes payable	$3,737,380	3,718,944
Accounts payable and other liabilities	322,409	322,271
Acquired lease intangible liabilities, less accumulated amortization of $180,082 and $172,293 at June 30, 2022 and December 31, 2021, respectively	357,581	363,276
Lease liabilities	214,800	215,788
Tenants' security, escrow deposits and prepaid rent	63,510	62,352
Total liabilities	4,695,680	4,682,631
Commitments and contingencies	—	—
Equity:
Stockholders' equity:
Common stock, $0.01 par value per share, 220,000,000 shares authorized; 171,173,103 and 171,213,008 shares issued at June 30, 2022 and December 31, 2021, respectively	1,711	1,712
Treasury stock at cost, 456,225 and 427,901 shares held at June 30, 2022 and December 31, 2021, respectively	(23,882)	(22,758)
Additional paid-in-capital	7,874,461	7,883,458
Accumulated other comprehensive income (loss)	2,388	(10,227)
Distributions in excess of net income	(1,729,645)	(1,814,814)
Total stockholders' equity	6,125,033	6,037,371
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $43,974 and $56,844 at June 30, 2022 and December 31, 2021, respectively	34,611	35,447
Limited partners' interests in consolidated partnerships	46,491	37,114
Total noncontrolling interests	81,102	72,561
Total equity	6,206,135	6,109,932
Total liabilities and equity	$10,901,815	10,792,563

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Lease income	$292,864	276,730	$586,509	543,087
Other property income	2,720	3,074	5,824	5,027
Management, transaction, and other fees	6,499	7,355	13,183	13,748
Total revenues	302,083	287,159	605,516	561,862
Operating expenses:
Depreciation and amortization	79,350	74,217	157,192	151,476
Operating and maintenance	47,750	46,566	94,211	92,148
General and administrative	17,645	19,187	36,437	40,474
Real estate taxes	36,700	35,447	73,569	71,613
Other operating expenses	617	1,177	2,790	1,875
Total operating expenses	182,062	176,594	364,199	357,586
Other expense (income):
Interest expense, net	36,699	35,812	73,437	72,748
Provision for impairment of real estate	—	135	—	135
Gain on sale of real estate, net of tax	(4,291)	(19,781)	(106,239)	(31,479)
Net investment loss (income)	5,468	(1,998)	7,962	(3,484)
Total other expense (income)	37,876	14,168	(24,840)	37,920
Income from operations before equity in income of investments in real estate partnerships	82,145	96,397	266,157	166,356
Equity in income of investments in real estate partnerships	23,842	435	36,646	12,101
Net income	105,987	96,832	302,803	178,457
Noncontrolling interests:
Exchangeable operating partnership units	(452)	(432)	(1,315)	(796)
Limited partners' interests in consolidated partnerships	(739)	(910)	(1,464)	(1,515)
Income attributable to noncontrolling interests	(1,191)	(1,342)	(2,779)	(2,311)
Net income attributable to common stockholders	$104,796	95,490	$300,024	176,146

Income per common share - basic	$0.61	0.56	$1.75	1.04
Income per common share - diluted	$0.61	0.56	$1.74	1.04

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$105,987	96,832	$302,803	178,457
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	4,436	(2,302)	13,404	3,508
Reclassification adjustment of derivative instruments included in net income	481	1,034	1,491	2,069
Unrealized (loss) gain on available-for-sale debt securities	(223)	71	(977)	(214)
Other comprehensive income (loss)	4,694	(1,197)	13,918	5,363
Comprehensive income	110,681	95,635	316,721	183,820
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,191	1,342	2,779	2,311
Other comprehensive income (loss) attributable to noncontrolling interests	542	(51)	1,303	396
Comprehensive income attributable to noncontrolling interests	1,733	1,291	4,082	2,707
Comprehensive income attributable to the Company	$108,948	94,344	$312,639	181,113

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended June 30, 2022 and 2021

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at March 31, 2021	$1,698	(24,775)	7,791,416	(12,512)	(1,786,196)	5,969,631	35,667	37,746	73,413	6,043,044
Net income	—	—	—	—	95,490	95,490	432	910	1,342	96,832
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	(2,093)	—	(2,093)	(10)	(128)	(138)	(2,231)
Amounts reclassified from accumulated other comprehensive income	—	—	—	947	—	947	4	83	87	1,034
Deferred compensation plan, net	—	(1,112)	1,112	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	1	—	3,563	—	—	3,564	—	—	—	3,564
Common stock issued for stock based compensation, net	—	—	117	—	—	117	—	—	—	117
Common stock issued under dividend reinvestment plan	—	—	392	—	—	392	—	—	—	392
Issuance of exchangeable operating partnership units	—	—	99	—	—	99	(99)	—	(99)	—
Distributions to partners	—	—	—	—	—	—	—	(1,204)	(1,204)	(1,204)
Cash dividends declared:
Common stock/unit ($0.595 per share)	—	—	—	—	(101,067)	(101,067)	(450)	—	(450)	(101,517)
Balance at June 30, 2021	$1,699	(25,887)	7,796,699	(13,658)	(1,791,773)	5,967,080	35,544	37,407	72,951	6,040,031

Balance at March 31, 2022	$1,714	(23,831)	7,882,764	(1,764)	(1,726,556)	6,132,327	35,876	37,489	73,365	6,205,692
Net income	—	—	—	—	104,796	104,796	452	739	1,191	105,987
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	3,743	—	3,743	17	453	470	4,213
Amounts reclassified from accumulated other comprehensive income	—	—	—	409	—	409	3	69	72	481
Deferred compensation plan, net	—	(51)	51	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	4,366	—	—	4,366	—	—	—	4,366
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	3	—	—	3	—	—	—	3
Common stock repurchased and retired	(13)	—	(75,406)	—	—	(75,419)	—	—	—	(75,419)
Common stock issued under dividend reinvestment plan	—	—	134	—	—	134	—	—	—	134
Common stock issued for partnership units exchanged	—	—	1,275	—	—	1,275	(1,275)	—	(1,275)	—
Common stock issued, net of issuance costs	10	—	61,274	—	—	61,284	—	—	—	61,284
Contributions from partners	—	—	—	—	—	—	—	10,446	10,446	10,446
Distributions to partners	—	—	—	—	—	—	—	(2,705)	(2,705)	(2,705)
Cash dividends declared:
Common stock/unit ($0.625 per share)	—	—	—	—	(107,885)	(107,885)	(462)	—	(462)	(108,347)
Balance at June 30, 2022	$1,711	(23,882)	7,874,461	2,388	(1,729,645)	6,125,033	34,611	46,491	81,102	6,206,135

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the six months ended June 30, 2022 and 2021

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$1,697	(24,436)	7,792,082	(18,625)	(1,765,806)	5,984,912	35,727	37,508	73,235	6,058,147
Net income	—	—	—	—	176,146	176,146	796	1,515	2,311	178,457
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	3,069	—	3,069	15	210	225	3,294
Amounts reclassified from accumulated other comprehensive income	—	—	—	1,898	—	1,898	8	163	171	2,069
Deferred compensation plan, net	—	(1,451)	1,451	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	6,041	—	—	6,043	—	—	—	6,043
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(3,742)	—	—	(3,742)	—	—	—	(3,742)
Common stock issued under dividend reinvestment plan	—	—	768	—	—	768	—	—	—	768
Common stock issued for partnership units exchanged	—	—	99	—	—	99	(99)	—	(99)	—
Distributions to partners	—	—	—	—	—	—	—	(1,989)	(1,989)	(1,989)
Cash dividends declared:
Common stock/unit ($1.190 per share)	—	—	—	—	(202,113)	(202,113)	(903)	—	(903)	(203,016)
Balance at June 30, 2021	$1,699	(25,887)	7,796,699	(13,658)	(1,791,773)	5,967,080	35,544	37,407	72,951	6,040,031

Balance at December 31, 2021	$1,712	(22,758)	7,883,458	(10,227)	(1,814,814)	6,037,371	35,447	37,114	72,561	6,109,932
Net income	—	—	—	—	300,024	300,024	1,315	1,464	2,779	302,803
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	11,280	—	11,280	54	1,093	1,147	12,427
Amounts reclassified from accumulated other comprehensive income	—	—	—	1,335	—	1,335	7	149	156	1,491
Deferred compensation plan, net	—	(1,124)	1,124	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	8,572	—	—	8,574	—	—	—	8,574
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(6,088)	—	—	(6,088)	—	—	—	(6,088)
Common stock repurchased and retired	(13)	—	(75,406)	—	—	(75,419)	—	—	—	(75,419)
Common stock issued under dividend reinvestment plan	—	—	252	—	—	252	—	—	—	252
Common stock issued for partnership units exchanged	—	—	1,275	—	—	1,275	(1,275)	—	(1,275)	—
Common stock issued, net of issuance costs	10	—	61,274	—	—	61,284	—	—	—	61,284
Contributions from partners	—	—	—	—	—	—	—	10,446	10,446	10,446
Distributions to partners	—	—	—	—	—	—	—	(3,775)	(3,775)	(3,775)
Cash dividends declared:
Common stock/unit ($1.250 per share)	—	—	—	—	(214,855)	(214,855)	(937)	—	(937)	(215,792)
Balance at June 30, 2022	$1,711	(23,882)	7,874,461	2,388	(1,729,645)	6,125,033	34,611	46,491	81,102	6,206,135
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2022 and 2021

(in thousands)

(unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$302,803	178,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,192	151,476
Amortization of deferred loan costs and debt premiums	2,821	3,479
(Accretion) and amortization of above and below market lease intangibles, net	(10,528)	(11,174)
Stock-based compensation, net of capitalization	8,501	5,894
Equity in income of investments in real estate partnerships	(36,646)	(12,101)
Gain on sale of real estate, net of tax	(106,239)	(31,479)
Provision for impairment of real estate, net of tax	—	135
Distribution of earnings from investments in real estate partnerships	29,207	36,545
Settlement of derivative instruments	—	(2,472)
Deferred compensation expense	(7,007)	2,856
Realized and unrealized loss (gain) on investments	8,033	(3,606)
Changes in assets and liabilities:
Tenant and other receivables	(8,252)	12,711
Deferred leasing costs	(4,263)	(4,884)
Other assets	(8,353)	(8,490)
Accounts payable and other liabilities	(172)	7,168
Tenants' security, escrow deposits and prepaid rent	660	772
Net cash provided by operating activities	327,757	325,287
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $3,061 in 2022	(139,775)	500
Real estate development and capital improvements	(99,470)	(72,735)
Proceeds from sale of real estate	136,421	107,577
Issuance of notes receivable	—	(20)
Investments in real estate partnerships	(11,549)	(21,382)
Return of capital from investments in real estate partnerships	48,473	58,699
Dividends on investment securities	214	67
Acquisition of investment securities	(8,313)	(14,065)
Proceeds from sale of investment securities	8,737	14,393
Net cash (used in) provided by investing activities	(65,262)	73,034
Cash flows from financing activities:
Net proceeds from common stock issuance	61,284	—
Repurchase of common shares in conjunction with equity award plans	(6,388)	(4,017)
Common shares repurchased through share repurchase program	(71,898)	—
Proceeds from sale of treasury stock	64	96
Contributions from (distributions to) limited partners in consolidated partnerships, net	1,234	(1,989)
Distributions to exchangeable operating partnership unit holders	(950)	(907)
Dividends paid to common stockholders	(213,868)	(201,233)
Proceeds from unsecured credit facilities	75,000	—
Repayment of unsecured credit facilities	(75,000)	(265,000)
Repayment of notes payable	—	(3,962)
Scheduled principal payments	(5,728)	(5,678)
Payment of loan costs	(82)	(7,468)
Net cash used in financing activities	(236,332)	(490,158)
Net increase (decrease) in cash and cash equivalents and restricted cash	26,163	(91,837)
Cash and cash equivalents and restricted cash at beginning of the period	95,027	378,450
Cash and cash equivalents and restricted cash at end of the period	$121,190	286,613

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2022 and 2021

(in thousands)

(unaudited)

	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,815 and $1,865 in 2022 and 2021, respectively)	$70,876	70,112
Cash paid for income taxes, net of refunds	$370	314
Supplemental disclosure of non-cash transactions:
Common stock and exchangeable operating partnership dividends declared but not paid	$108,215	101,520
Acquisition of real estate previously held within investments in real estate partnerships	$17,179	—
Mortgage loans assumed by Company with the acquisition of real estate	$22,779	—
Common stock issued for partnership units exchanged	$1,275	99
Accrued common stock repurchase in Accounts payable and other liabilities	$3,521	—
Change in accrued capital expenditures	$5,050	6,947
Common stock issued under dividend reinvestment plan	$252	768
Stock-based compensation capitalized	$373	424
Contributions from limited partners in consolidated partnerships	$5,436	—
Common stock issued for dividend reinvestment in trust	$555	552
Contribution of stock awards into trust	$2,022	1,416
Distribution of stock held in trust	$566	415
Change in fair value of securities	$1,236	272

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

June 30, 2022 and December 31, 2021

(in thousands, except unit data)

	2022	2021
Assets	(unaudited)
Real estate assets, at cost	$11,762,300	11,495,581
Less: accumulated depreciation	2,301,183	2,174,963
Real estate assets, net	9,461,117	9,320,618
Investments in real estate partnerships	330,887	372,591
Properties held for sale	2,354	25,574
Cash, cash equivalents, and restricted cash, including $3,128 and $1,930 of restricted cash at June 30, 2022 and December 31, 2021, respectively	121,190	95,027
Tenant and other receivables	159,643	153,091
Deferred leasing costs, less accumulated amortization of $120,650 and $117,878 at June 30, 2022 and December 31, 2021, respectively	65,607	65,741
Acquired lease intangible assets, less accumulated amortization of $325,131 and $312,186 at June 30, 2022 and December 31, 2021, respectively	214,264	212,707
Right of use assets, net	278,153	280,783
Other assets	268,600	266,431
Total assets	$10,901,815	10,792,563
Liabilities and Capital
Liabilities:
Notes payable	$3,737,380	3,718,944
Accounts payable and other liabilities	322,409	322,271
Acquired lease intangible liabilities, less accumulated amortization of $180,082 and $172,293 at June 30, 2022 and December 31, 2021, respectively	357,581	363,276
Lease liabilities	214,800	215,788
Tenants' security, escrow deposits and prepaid rent	63,510	62,352
Total liabilities	4,695,680	4,682,631
Commitments and contingencies	—	—
Capital:
Partners' capital:
General partner; 171,173,103 and 171,213,008 units outstanding at June 30, 2022 and December 31, 2021, respectively	6,122,645	6,047,598
Limited partners; 741,433 and 760,046 units outstanding at June 30, 2022 and December 31, 2021, respectively	34,611	35,447
Accumulated other comprehensive income (loss)	2,388	(10,227)
Total partners' capital	6,159,644	6,072,818
Noncontrolling interest: Limited partners' interests in consolidated partnerships	46,491	37,114
Total capital	6,206,135	6,109,932
Total liabilities and capital	$10,901,815	10,792,563

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Lease income	$292,864	276,730	$586,509	543,087
Other property income	2,720	3,074	5,824	5,027
Management, transaction, and other fees	6,499	7,355	13,183	13,748
Total revenues	302,083	287,159	605,516	561,862
Operating expenses:
Depreciation and amortization	79,350	74,217	157,192	151,476
Operating and maintenance	47,750	46,566	94,211	92,148
General and administrative	17,645	19,187	36,437	40,474
Real estate taxes	36,700	35,447	73,569	71,613
Other operating expenses	617	1,177	2,790	1,875
Total operating expenses	182,062	176,594	364,199	357,586
Other expense (income):
Interest expense, net	36,699	35,812	73,437	72,748
Provision for impairment of real estate	—	135	—	135
Gain on sale of real estate, net of tax	(4,291)	(19,781)	(106,239)	(31,479)
Net investment loss (income)	5,468	(1,998)	7,962	(3,484)
Total other expense (income)	37,876	14,168	(24,840)	37,920
Income from operations before equity in income of investments in real estate partnerships	82,145	96,397	266,157	166,356
Equity in income of investments in real estate partnerships	23,842	435	36,646	12,101
Net income	105,987	96,832	302,803	178,457
Limited partners' interests in consolidated partnerships	(739)	(910)	(1,464)	(1,515)
Net income attributable to common unit holders	$105,248	95,922	$301,339	176,942

Income per common share - basic	$0.61	0.56	$1.75	1.04
Income per common share - diluted	$0.61	0.56	$1.74	1.04

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$105,987	96,832	$302,803	178,457
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	4,436	(2,302)	13,404	3,508
Reclassification adjustment of derivative instruments included in net income	481	1,034	1,491	2,069
Unrealized (loss) gain on available-for-sale debt securities	(223)	71	(977)	(214)
Other comprehensive income (loss)	4,694	(1,197)	13,918	5,363
Comprehensive income	110,681	95,635	316,721	183,820
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	739	910	1,464	1,515
Other comprehensive income (loss) attributable to noncontrolling interests	522	(45)	1,242	373
Comprehensive income attributable to noncontrolling interests	1,261	865	2,706	1,888
Comprehensive income attributable to the Partnership	$109,420	94,770	$314,015	181,932

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended June 30, 2022 and 2021

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at March 31, 2021	$5,982,143	35,667	(12,512)	6,005,298	37,746	6,043,044
Net income	95,490	432	—	95,922	910	96,832
Other comprehensive loss
Other comprehensive loss before reclassification	—	(10)	(2,093)	(2,103)	(128)	(2,231)
Amounts reclassified from accumulated other comprehensive loss	—	4	947	951	83	1,034
Distributions to partners	(101,067)	(450)	—	(101,517)	(1,204)	(102,721)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	3,564	—	—	3,564	—	3,564
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	509	—	—	509	—	509
Common units exchanged for common stock of Parent Company	99	(99)	—	—	—	—
Balance at June 30, 2021	$5,980,738	35,544	(13,658)	6,002,624	37,407	6,040,031

Balance at March 31, 2022	$6,134,091	35,876	(1,764)	6,168,203	37,489	6,205,692
Net income	104,796	452	—	105,248	739	105,987
Other comprehensive income
Other comprehensive income before reclassification	—	17	3,743	3,760	453	4,213
Amounts reclassified from accumulated other comprehensive loss	—	3	409	412	69	481
Contributions from partners	—	—	—	—	10,446	10,446
Distributions to partners	(107,885)	(462)	—	(108,347)	(2,705)	(111,052)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	4,366	—	—	4,366	—	4,366
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(75,419)	—	—	(75,419)	—	(75,419)
Common units issued as a result of common stock issued by Parent Company, net of redemptions	61,284	—	—	61,284	—	61,284
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	137	—	—	137	—	137
Common unit exchanged for common stock of Parent Company	1,275	(1,275)	—	—	—	—
Balance at June 30, 2022	$6,122,645	34,611	2,388	6,159,644	46,491	6,206,135

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the six months ended June 30, 2022 and 2021

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2020	$6,003,537	35,727	(18,625)	6,020,639	37,508	6,058,147
Net income	176,146	796	—	176,942	1,515	178,457
Other comprehensive income
Other comprehensive income before reclassification	—	15	3,069	3,084	210	3,294
Amounts reclassified from accumulated other comprehensive loss	—	8	1,898	1,906	163	2,069
Distributions to partners	(202,113)	(903)	—	(203,016)	(1,989)	(205,005)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	6,043	—	—	6,043	—	6,043
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(2,974)	—	—	(2,974)	—	(2,974)
Common units exchanged for common stock of Parent Company	99	(99)	—	—	—	—
Balance at June 30, 2021	$5,980,738	35,544	(13,658)	6,002,624	37,407	6,040,031

Balance at December 31, 2021	$6,047,598	35,447	(10,227)	6,072,818	37,114	6,109,932
Net income	300,024	1,315	—	301,339	1,464	302,803
Other comprehensive income
Other comprehensive income before reclassification	—	54	11,280	11,334	1,093	12,427
Amounts reclassified from accumulated other comprehensive income	—	7	1,335	1,342	149	1,491
Contributions from partners	—	—	—	—	10,446	10,446
Distributions to partners	(214,855)	(937)	—	(215,792)	(3,775)	(219,567)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	8,574	—	—	8,574	—	8,574
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(75,419)	—	—	(75,419)	—	(75,419)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	61,284	—	—	61,284	—	61,284
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(5,836)	—	—	(5,836)	—	(5,836)
Common unit exchanged for common stock of Parent Company	1,275	(1,275)	—	—	—	—
Balance at June 30, 2022	$6,122,645	34,611	2,388	6,159,644	46,491	6,206,135

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2022 and 2021

(in thousands)

(unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$302,803	178,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,192	151,476
Amortization of deferred loan costs and debt premiums	2,821	3,479
(Accretion) and amortization of above and below market lease intangibles, net	(10,528)	(11,174)
Stock-based compensation, net of capitalization	8,501	5,894
Equity in income of investments in real estate partnerships	(36,646)	(12,101)
Gain on sale of real estate, net of tax	(106,239)	(31,479)
Provision for impairment of real estate, net of tax	—	135
Distribution of earnings from investments in real estate partnerships	29,207	36,545
Settlement of derivative instruments	—	(2,472)
Deferred compensation expense	(7,007)	2,856
Realized and unrealized loss (gain) on investments	8,033	(3,606)
Changes in assets and liabilities:
Tenant and other receivables	(8,252)	12,711
Deferred leasing costs	(4,263)	(4,884)
Other assets	(8,353)	(8,490)
Accounts payable and other liabilities	(172)	7,168
Tenants' security, escrow deposits and prepaid rent	660	772
Net cash provided by operating activities	327,757	325,287
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $3,061 in 2022	(139,775)	500
Real estate development and capital improvements	(99,470)	(72,735)
Proceeds from sale of real estate	136,421	107,577
Issuance of notes receivable	—	(20)
Investments in real estate partnerships	(11,549)	(21,382)
Return of capital from investments in real estate partnerships	48,473	58,699
Dividends on investment securities	214	67
Acquisition of investment securities	(8,313)	(14,065)
Proceeds from sale of investment securities	8,737	14,393
Net cash (used in) provided by investing activities	(65,262)	73,034
Cash flows from financing activities:
Net proceeds from common stock issuance	61,284	—
Repurchase of common shares in conjunction with equity award plans	(6,388)	(4,017)
Common units repurchased through share repurchase program	(71,898)	—
Proceeds from sale of treasury stock	64	96
Contributions from (distributions to) limited partners in consolidated partnerships, net	1,234	(1,989)
Distributions to partners	(214,818)	(202,140)
Proceeds from unsecured credit facilities	75,000	—
Repayment of unsecured credit facilities	(75,000)	(265,000)
Repayment of notes payable	—	(3,962)
Scheduled principal payments	(5,728)	(5,678)
Payment of loan costs	(82)	(7,468)
Net cash used in financing activities	(236,332)	(490,158)
Net increase (decrease) in cash and cash equivalents and restricted cash	26,163	(91,837)
Cash and cash equivalents and restricted cash at beginning of the period	95,027	378,450
Cash and cash equivalents and restricted cash at end of the period	$121,190	286,613

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2022 and 2021

(in thousands)

(unaudited)

	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,815 and $1,865 in 2022 and 2021, respectively)	$70,876	70,112
Cash paid for income taxes, net of refunds	$370	314
Supplemental disclosure of non-cash transactions:
Common stock and exchangeable operating partnership dividends declared but not paid	$108,215	101,520
Acquisition of real estate previously held within investments in real estate partnerships	$17,179	—
Mortgage loans assumed by Company with the acquisition of real estate	$22,779	—
Common stock issued by Parent Company for partnership units exchanged	$1,275	99
Accrued common stock repurchase in Accounts payable and other liabilities	$3,521	—
Change in accrued capital expenditures	$5,050	6,947
Common stock issued by Parent Company for dividend reinvestment plan	$252	768
Stock-based compensation capitalized	$373	424
Contributions from limited partners in consolidated partnerships	$5,436	—
Common stock issued for dividend reinvestment in trust	$555	552
Contribution of stock awards into trust	$2,022	1,416
Distribution of stock held in trust	$566	415
Change in fair value of securities	$1,236	272

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2022

1.	Organization and Significant Accounting Policies

General

Regency Centers Corporation (the "Parent Company") began its operations as a Real Estate Investment Trust ("REIT") in 1993 and is the general partner of Regency Centers, L.P. (the "Operating Partnership"). The Parent Company primarily engages in the ownership, management, leasing, acquisition, and development and redevelopment of shopping centers through the Operating Partnership, and has no other assets other than through its investment in the Operating Partnership, and its only liabilities are $200 million of unsecured private placement notes, which are co-issued and guaranteed by the Operating Partnership. The Parent Company guarantees all of the unsecured debt of the Operating Partnership.

As of June 30, 2022, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 308 properties and held partial interests in an additional 96 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Risks and Uncertainties

The success of the Company's tenants in operating their businesses and their ability to pay rent continue to be significantly influenced by many challenges including the impact of inflation, labor shortages, and supply chain constraints on their cost of doing business. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States. The policies utilized to address these issues, including raising interest rates, could result in adverse impacts on the U.S. economy, including a slowing of growth and potentially a recession, thereby impacting tenants' businesses and/or decreasing future demand for space in shopping centers. The potential impact of current economic challenges on the Company’s financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties.

Consolidation

The Company consolidates properties that are wholly-owned and properties where it owns less than 100%, but which it has control over the activities most important to the overall success of the partnership. Control is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities ("VIEs") and voting interest entities.

Ownership of the Operating Partnership

The Operating Partnership's capital includes general and limited common Partnership Units. As of June 30, 2022, the Parent Company owned approximately 99.6% of the outstanding common Partnership Units of the Operating Partnership, with the remaining limited common Partnership Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). Each EOP unit is exchangeable for cash or one share of common stock of the Parent Company, at the discretion of the Parent Company, and the unit holder cannot require redemption in cash or other assets. The Parent Company has evaluated the conditions as specified under Accounting Standards Codification ("ASC") Topic 480, Distinguishing Liabilities from Equity as it relates to exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering shares of unregistered common stock. Accordingly, the Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company's only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2022

Real Estate Partnerships

As of June 30, 2022, Regency had a partial ownership interest in 108 properties through partnerships, of which 12 are consolidated into the Company's financial statements. Regency's partners include institutional investors and other real estate developers and/or operators (the "Partners" or "limited partners"). Regency has a variable interest in these entities through its equity interests, with Regency the primary beneficiary in certain of these real estate partnerships. As such, Regency consolidates the partnerships into its financial statements for which it is the primary beneficiary and reports the limited partners’ interests as Noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not control, but has significant influence, Regency recognizes its investment in them using the equity method of accounting.

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

The major classes of assets, liabilities, and non-controlling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Assets
Net real estate investments	$112,260	379,075
Cash, cash equivalents and restricted cash	2,486	5,202
Liabilities
Notes payable	4,924	5,000
Equity
Limited partners' interests in consolidated partnerships	27,534	27,950

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

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Timing of satisfaction of performance obligations	2022	2021	2022	2021
Management, transaction and other fees:
Property management services	Over time	3,310	3,753	$6,928	7,524
Asset management services	Over time	1,669	1,719	3,425	3,434
Leasing services	Point in time	1,171	1,336	2,167	2,187
Other transaction fees	Point in time	349	547	663	603
Total management, transaction, and other fees		$6,499	7,355	$13,183	13,748

The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $15.3 million and $13.2 million, as of June 30, 2022 and December 31, 2021, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2022

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

June 30, 2022

2.	Real Estate Investments

The following table details the shopping centers acquired or land acquired for development during the six months ended June 30, 2022. There were no such purchases during the six months ended June 30, 2021.

(in thousands)		Six months ended June 30, 2022
Date Purchased	Property Name	City/State	Property Type	Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (1)	Intangible Assets (1)	Intangible Liabilities (1)
Consolidated
3/1/2022	Glenwood Green	Old Bridge, NJ	Development	70%	11,000	—	—	—
3/31/2022	Island Village	Bainbridge Island, WA	Operating	100%	30,650	—	2,900	6,839
4/1/2022	Apple Valley (2)	Apple Valley, MN	Operating	100%	34,070	—	4,773	490
4/1/2022	Cedar Commons (2)	Minneapolis, MN	Operating	100%	29,330	—	4,369	58
4/1/2022	Corral Hollow (2)	Tracy, CA	Operating	100%	40,600	—	3,410	74
4/1/2022	Shops at the Columbia (2)	Washington, DC	Operating	100%	14,000	—	889	181
5/6/2022	Baederwood Shoppes	Jenkintown, PA	Operating	80%	51,603	22,779	5,796	1,062
Unconsolidated
3/25/2022	Naperville Plaza	Naperville, IL	Operating	20%	52,380	22,074	4,336	814
6/24/2022	Baybrook East 1B	Houston, TX	Development	50%	5,540	—	—	—
Total property acquisitions					$269,173	44,853	26,473	9,518

(1)
Amounts reflected for purchase price and allocation are reflected at 100%.
(2)
These properties were part of the four property portfolio purchased from an existing unconsolidated real partnership, RegCal, LLC, in which the Company held a 25% ownership interest. The basis allocated to Real estate assets was $93.2 million on a combined basis, including the Company's carry over basis related to its 25% previously owned equity investment in the partnership.

3.	Property Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except number sold data)	2022	2021	2022	2021
Net proceeds from sale of real estate investments	$11,497	53,718	$136,421	107,577
Gain on sale of real estate, net of tax	4,291	19,781	106,239	31,479
Provision for impairment of real estate sold	—	135	—	135
Number of operating properties sold	—	2	1	6
Number of land parcels and development project interests sold	2	—	3	1
Percent interest sold	100%	100%	100%	100%

At June 30, 2022, the Company also had one land parcel classified within Properties held for sale on the Consolidated Balance Sheets.

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the dates set forth below:

(in thousands)	June 30, 2022	December 31, 2021
Goodwill, net	$167,095	167,095
Investments	55,185	65,112
Prepaid and other	29,967	21,332
Deferred financing costs, net	6,302	7,448
Furniture, fixtures, and equipment, net	6,101	5,444
Derivative assets	3,950	—
Total other assets	$268,600	266,431

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2022

5.	Notes Payable and Unsecured Credit Facilities

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	June 30, 2022	December 31, 2021
Notes payable:
Fixed rate mortgage loans	4.0%	3.5%	$353,635	359,414
Variable rate mortgage loans (1)	3.3%	3.6%	137,563	115,539
Fixed rate unsecured debt	3.8%	4.0%	3,246,182	3,243,991
Total notes payable			3,737,380	3,718,944
Unsecured credit facilities:
Line of Credit (the "Line") (2)	2.0%	2.3%	—	—
Total debt outstanding			$3,737,380	3,718,944
(1)
Five of these six variable rate loans, representing $132.6 million of debt, have interest rate swaps in place to mitigate the interest rate fluctuation risk. Based on these swap agreements, the effective fixed rates of the five loans range from 2.5% to 4.1%.
(2)
Weighted average effective rate for the Line is calculated based on a fully drawn Line balance.

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	June 30, 2022
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2022 (2)	$5,660	5,848	—	11,508
2023	9,695	59,376	—	69,071
2024	4,849	90,742	250,000	345,591
2025	3,732	45,000	250,000	298,732
2026	3,922	112,365	200,000	316,287
Beyond 5 Years	6,661	138,234	2,575,000	2,719,895
Unamortized debt premium/(discount) and issuance costs	—	5,114	(28,818)	(23,704)
Total	$34,519	456,679	3,246,182	3,737,380
(1)
Includes unsecured public and private debt and unsecured credit facilities.
(2)
Reflects scheduled principal payments for the remainder of the year.

The Company was in compliance as of June 30, 2022, with all financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities, and expects to remain in compliance thereafter.

6.	Derivative Financial Instruments

The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors, and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative transactions or purposes other than mitigation of interest rate risk. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with quality credit ratings. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

The Company's objectives in using interest rate derivatives are to attempt to stabilize interest expense where possible and to mitigate its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2022

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Receive Variable Rate of	Pay Fixed Rate of	June 30, 2022	December 31, 2021
4/7/16	4/1/23	$18,835	1 Month LIBOR	1.303%	$236	(175)
12/1/16	11/1/23	31,450	1 Month LIBOR	1.490%	686	(412)
9/17/19	3/17/25	24,000	1 Month LIBOR	1.542%	910	(364)
6/2/17	6/2/27	35,733	1 Month LIBOR with Floor	2.366%	956	(1,907)
12/20/19 (2)	12/19/26	24,365	1 Month LIBOR	1.750%	1,162	—
					$3,950	(2,858)
(1)
Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.
(2)
The Company assumed this interest rate swap which hedges debt also assumed with the purchase of Baederwood Shoppes in May 2022.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of June 30, 2022, does not have any derivatives that are not designated as hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
(in thousands)	2022	2021		2022	2021		2022	2021
Interest rate swaps	$4,436	(2,302)	Interest expense	$481	1,034	Interest expense, net	$36,699	35,812

	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
(in thousands)	2022	2021		2022	2021		2022	2021
Interest rate swaps	$13,404	3,508	Interest expense	$1,491	2,069	Interest expense, net	$73,437	72,748

As of June 30, 2022, the Company expects approximately $2.1 million of accumulated comprehensive income on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

7.	Leases

All of the Company's leases are classified as operating leases. The Company's Lease income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent, and in some cases stated amounts for common area maintenance ("CAM"), real estate taxes, and insurance ("Recoverable Costs"). Income for these amounts is recognized on a straight-line basis.

Variable lease income includes the following two main items in the lease contracts:

(i) Recoveries from tenants represents the tenants' contractual obligations to reimburse the Company for their portion of Recoverable Costs incurred. Generally the Company's leases provide for the tenants to reimburse the Company based on the tenants' share of the actual costs incurred in proportion to the tenants' share of leased space in the property.

(ii) Percentage rent represents amounts billable to tenants based on the tenants' actual sales volume in excess of levels specified in the lease contract.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2022

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in ASC Topic 842:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease income
Fixed and in-substance fixed lease income	$211,838	197,234	$419,340	393,288
Variable lease income	67,890	68,661	139,916	132,728
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	5,613	6,007	11,302	12,003
Uncollectible straight-line rent	2,623	(1,792)	4,905	(3,827)
Uncollectible amounts billable in lease income	4,900	6,620	11,046	8,895
Total lease income	$292,864	276,730	$586,509	543,087

Lease income for operating leases with fixed payment terms is recognized on a straight-line basis over the expected term of the lease for all leases in which collectibility is considered probable. At lease commencement, the Company generally expects that collectibility of substantially all payments due under the lease is probable due to the Company's credit checks on tenants and other credit analysis undertaken before entering into a new lease; therefore, income from most operating leases is initially recognized on a straight-line basis. For operating leases in which collectibility of Lease income is not considered probable, Lease income is recognized on a cash basis and all previously recognized straight-line rent receivables are reversed in the period in which the Lease income is determined no longer to be probable of collection. Should collectibility of Lease income become probable again, through evaluation of qualitative and quantitative measures on a tenant by tenant basis, accrual basis accounting resumes and all commencement-to-date straight-line rent is recognized in that period. In addition to the lease-specific collectibility assessment performed under Topic 842, the Company may also recognize a general reserve, as a reduction to Lease income, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company's historical collection experience.

The following table represents the components of Tenant and other receivables in the accompanying Consolidated Balance Sheets:

(in thousands)	June 30, 2022	December 31, 2021
Tenant receivables	$21,135	$27,354
Straight-line rent receivables	115,427	103,942
Other receivables (1)	23,081	21,795
Total tenant and other receivables	$159,643	$153,091
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

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,737,380	3,525,203	3,718,944	4,103,533

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of June 30, 2022, and December 31, 2021, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2022

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

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment loss (income) in the accompanying Consolidated Statements of Operations, and include unrealized losses of $5.5 million and unrealized gains of $1.4 million during the three months ended June 30, 2022 and 2021, respectively, and unrealized losses of $8.5 million and unrealized gains of $1.8 million during the six months ended June 30, 2022 and 2021, respectively, on equity securities.

Available-for-Sale Debt Securities

Available-for-sale debt securities consist of investments in certificates of deposit and corporate bonds, and are recorded at fair value using either recent trade prices for the identical debt instrument or comparable instruments by issuers of similar industry sector, issuer rating, and size, to estimate fair value, which are considered Level 2 inputs of the fair value hierarchy. Unrealized gains or losses on these debt securities are recognized through other comprehensive income.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2022

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$40,746	40,746	—	—
Available-for-sale debt securities	14,439	—	14,439	—
Interest rate derivatives	3,950	—	3,950	—
Total	$59,135	40,746	18,389	—

	Fair Value Measurements as of December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$49,513	49,513	—	—
Available-for-sale debt securities	15,599	—	15,599	—
Interest rate derivatives	—	—	—	—
Total	$65,112	49,513	15,599	—
Liabilities:
Interest rate derivatives	$(2,858)	—	(2,858)	—

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

Common Stock of the Parent Company

Dividends Declared

On August 2, 2022, our Board of Directors declared a common stock dividend of $0.625 per share, payable on October 4, 2022, to shareholders of record as of September 15, 2022.

At the Market ("ATM") Program

Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2022

During 2021, the Company entered into forward sale agreements under its ATM program to issue shares of its common stock at a weighted average offering price of $64.59 before any underwriting discount and offering expenses. In April 2022, the Company settled 984,618 shares subject to forward sales agreements and received proceeds of approximately $61.3 million, after approximately $3.3 million in underwriting discounts and offering expenses. The proceeds were used to fund acquisitions. All shares are now settled under the forward sales agreements.

As of June 30, 2022, $350.4 million of common stock remained available for issuance under this ATM equity program.

Share Repurchase Program

On February 3, 2021, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases or in privately negotiated transactions (referred to as the "Authorized Repurchase Program"). Any shares purchased, if not retired, will be treated as treasury shares. Under the current authorization, the Authorized Repurchase Program is set to expire on February 3, 2023, but may be modified or terminated at any time at the discretion of the Board. The timing and actual number of shares purchased under the Authorized Repurchase Program depend upon marketplace conditions, liquidity needs, and other factors. No shares had been repurchased under the Authorized Repurchase Program prior to or during the three months ended March 31, 2022.

During the three months ended June 30, 2022, the Company executed multiple trades to repurchase 1,294,201 common shares under the Authorized Repurchase Program for a total of $75.4 million at a weighted average price of $58.25 per share. Due to the trade plus two business day settlement requirements, the June 30, 2022 trades representing 59,784 of these common shares repurchased for $3.5 million, did not settle until July 5, 2022 and remained in the Company's outstanding shares as of June 30, 2022. All repurchased shares were retired on the respective settlement dates.

Common Units of the Operating Partnership

Common units of the operating partnership are issued or redeemed and retired for each of the shares of Parent Company common stock issued or repurchased and retired, as described above. During the six months ended June 30, 2022, 18,613 Partnership Units were converted to Parent Company common stock.

10.	Stock-Based Compensation

During the six months ended June 30, 2022, the Company granted 272,003 shares of restricted stock with a weighted-average grant-date fair value of $72.88 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and records forfeitures as they occur.

11.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Income attributable to common stockholders - basic	$104,796	95,490	$300,024	176,146
Income attributable to common stockholders - diluted	$104,796	95,490	$300,024	176,146
Denominator:
Weighted average common shares outstanding for basic EPS	172,064	169,854	171,692	169,812
Weighted average common shares outstanding for diluted EPS	172,424	170,172	172,036	170,065
Income per common share – basic	$0.61	0.56	$1.75	1.04
Income per common share – diluted	$0.61	0.56	$1.74	1.04

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2022

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding were 741,433 and 762,793 for the three months ended June 30, 2022 and 2021, respectively, and were 755,393 and 763,907 for the six months ended June 30, 2022 and 2021, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Income attributable to common unit holders - basic	$105,248	95,922	$301,339	176,942
Income attributable to common unit holders - diluted	$105,248	95,922	$301,339	176,942
Denominator:
Weighted average common units outstanding for basic EPU	172,805	170,617	172,448	170,576
Weighted average common units outstanding for diluted EPU	173,165	170,935	172,791	170,828
Income per common unit – basic	$0.61	0.56	$1.75	1.04
Income per common unit – diluted	$0.61	0.56	$1.74	1.04

12.	Commitments and Contingencies

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

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. As of June 30, 2022 and December 31, 2021, the Company had $9.4 million in letters of credit outstanding. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this document regarding anticipated financial, business, legal or other outcomes including business and market conditions, outlook and other similar statements relating to Regency's future events, developments, or financial or operational performance or results, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as "may," "will," "should," "expect," "estimate," "believe," "intend," "forecast," "anticipate," "guidance," and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained, and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties.

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

Defined Terms

The following terms, as defined, are commonly used by management and the investing public to understand and evaluate our operational results:

•
Core Operating Earnings is an additional performance measure we use because the computation of Nareit Funds from Operations ("Nareit FFO") includes certain non-comparable items that affect our period-over-period performance. Core Operating Earnings excludes from Nareit FFO: (i) transaction related income or expenses, (ii) gains or losses from the early extinguishment of debt, (iii) certain non-cash components of earnings derived from above and below market rent amortization, straight-line rents, and amortization of mark-to-market debt adjustments, and (iv) other amounts as they occur. We provide reconciliations of both Net income attributable to common stockholders to Nareit FFO and Nareit FFO to Core Operating Earnings.
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

We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with our reported results under GAAP. We believe presenting our Pro-rata share of assets, liabilities, operating results, and other metrics, along with certain other non-GAAP measures, makes comparisons of other REITs' operating results to ours more meaningful. The Pro-rata information provided is not, nor is it intended to be, presented in accordance with GAAP. The Pro-rata supplemental details of assets and liabilities and supplemental details of operations reflect our proportionate economic ownership of the assets, liabilities, and operating results of the properties in our portfolio.

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

Overview of Our Strategy

Regency Centers Corporation began its operations as a publicly-traded REIT in 1993, and as of June 30, 2022, had full or partial ownership interests in 404 retail properties. Our properties are high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban markets within the country's most desirable metro areas and contain 51.1 million square feet ("SF") of gross leasable area ("GLA"). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P. and its wholly-owned subsidiaries, and through our co-investment partnerships. As of June 30, 2022, the Parent Company owns approximately 99.6% of the outstanding common partnership units of the Operating Partnership.

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

Risks and Uncertainties

The success of our tenants in operating their businesses and their ability to pay rent continue to be significantly influenced by many challenges, including the impact of inflation, labor shortages, and supply chain constraints. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States. The policies utilized to address these issues, including raising interest rates, could result in adverse impacts on the U.S. economy, including a slowing of growth and potentially a recession, thereby impacting our tenants' businesses and/or decreasing future demand for space in our shopping centers. Refer to Item 1, Note 1 to Unaudited Consolidated Financial Statements.

Please also refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for additional discussion of the impact of the COVID-19 pandemic on the Company’s business including, without limitation, refer to the Risk Factors discussed in Item 1A of Part I thereof.

Executing on our Strategy

During the six months ended June 30, 2022, we had Net income attributable to common stockholders of $300.0 million, which includes gains on sale of real estate of $106.2 million, as compared to $176.1 million during the six months ended June 30, 2021.

During the six months ended June 30, 2022:

•
Our Pro-rata same property NOI, excluding termination fees, increased 4.1%, as compared to the six months ended June 30, 2021, primarily attributable to continued improvement in collections of lease income from cash basis tenants, combined with improvements in base rent from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on new and renewal leases.
•
We executed 934 new and renewal leasing transactions representing 3.2 million Pro-rata SF during the six months ended June 30, 2022 as compared to 986 leasing transactions representing 3.0 million Pro-rata SF during the six months ended June 30, 2021. Rent spreads for the trailing twelve months ended June 30, 2022 were positive 8.3%. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property space, including spaces vacant greater than twelve months.
•
At June 30, 2022, December 31, 2021, and June 30, 2021 our total property portfolio was 94.2%, 94.1%, and 92.5% leased, respectively. At June 30, 2022, December 31, 2021, and June 30, 2021 our Same Property portfolio was 94.5%, 94.3%, and 92.9% leased, respectively.

We continued our development and redevelopment of high quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects total $389.6 million at June 30, 2022 as compared to $307.3 million at December 31, 2021.
•
Redevelopment projects completed during 2022 represent $21.0 million of estimated net project cost with a weighted average incremental stabilized yield of 8%.

We maintain a conservative balance sheet in order to provide liquidity and financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
During April 2022, we settled and issued 984,618 common shares under forward sale agreements at a weighted average price of $64.59, before any underwriting discount and offering expenses. Net proceeds received at settlement were approximately $61.3 million and were used to fund acquisitions.
•
During June 2022, we executed multiple trades to repurchase 1,294,201 common shares under the Authorized Repurchase Program for a total of $75.4 million at a weighted average price of $58.25 per share. Due to the trade plus two business day settlement requirements, the June 30, 2022 trades representing 59,784 of these common shares repurchased for $3.5 million, did not settle until July 5, 2022 and remained in our outstanding shares as of June 30, 2022. All repurchased shares were retired on the respective settlement dates.
•
We have no unsecured debt maturities until 2024 and a manageable level of secured mortgage maturities during the next twelve months, including mortgages within our real estate partnerships.
•
At June 30, 2022, our Pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 5.0x as compared to 5.1x at December 31, 2021.

Property Portfolio

The following table summarizes general information related to the Consolidated Properties in our portfolio:

(GLA in thousands)	June 30, 2022	December 31, 2021
Number of Properties	308	302
GLA	38,639	37,864
% Leased – Operating and Development	94.3%	94.0%
% Leased – Operating	94.6%	94.1%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$23.52	$23.17

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our portfolio:

(GLA in thousands)	June 30, 2022	December 31, 2021
Number of Properties	96	103
GLA	12,463	13,300
% Leased – Operating and Development	93.3%	93.9%
% Leased –Operating	93.4%	93.9%
Weighted average annual effective rent PSF, net of tenant concessions	$22.85	$22.37

For the purpose of the following disclosures of occupancy and leasing activity, "anchor space" is considered space greater than or equal to 10,000 SF and "shop space" is less than 10,000 SF. The following table summarizes Pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	June 30, 2022	December 31, 2021
% Leased – All Properties	94.2%	94.1%
Anchor space	96.5%	97.0%
Shop space	90.3%	89.2%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our co-investment partnerships:

	Six months ended June 30, 2022
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	11	372	$12.94	$10.42	$5.65
Renewal	49	1,227	18.85	1.50	0.11
Total Anchor Leases	60	1,599	$17.47	$3.57	$1.40
Shop Space
New	278	510	$38.71	$37.70	$11.61
Renewal	596	1,103	36.52	1.75	0.82
Total Shop Space Leases	874	1,613	$37.21	$13.12	$4.24
Total Leases	934	3,212	$27.39	$8.37	$2.83

	Six months ended June 30, 2021
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	13	188	$14.61	$40.97	$6.03
Renewal	55	1,214	14.23	0.22	0.21
Total Anchor Leases	68	1,402	$14.28	$5.69	$0.99
Shop Space
New	272	447	$32.78	$24.87	$9.62
Renewal	646	1,180	33.28	1.89	0.56
Total Shop Space Leases	918	1,627	$33.14	$8.20	$3.05
Total Leases	986	3,029	$24.41	$7.04	$2.10

The weighted average annual base rent ("ABR") per square foot on signed shop space leases during 2022 was $37.21 PSF, which is higher than the ABR rent per square foot of all shop space leases due to expire during the next 12 months of $33.50 PSF. New and renewal rent spreads on a trailing twelve month basis were positive at 8.3% as compared to prior rents on those same spaces; however, the United States economy, as well as specific geographic markets in which we operate, could face a challenging economic environment should pressures such as high inflation, labor shortages, and supply chain constraints persist long term.

In addition, measures intended to contain or reduce inflation, such as increasing interest rates, could also adversely impact our volume of leasing activity, leasing spreads and financial results generally, and the business and financial results of our tenants. The aggregate impacts of these challenges, including a slowing of growth and potentially a recession, could have an adverse effect on our tenants and may also negatively affect the overall market for retail space, including decreased demand for space in our centers. This, in turn, could result in pricing pressure on rents that we are able to charge to new or renewing tenants, such that future rent spreads could be negatively impacted. Further, we may experience higher costs for tenant buildouts, as costs of materials and labor are increasing and supply and availability of both have tightened.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks by avoiding dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants with ABR greater than 2%, of which four of the top five are grocers:

	June 30, 2022
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of ABR (1)
Publix	67	7.1%	3.3%
Kroger Co.	53	7.3%	3.2%
Albertsons Companies, Inc.	46	4.7%	3.0%
Amazon/Whole Foods	36	2.9%	2.7%
TJX Companies, Inc.	63	3.6%	2.6%
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

Results from Operations

Comparison of the three months ended June 30, 2022 and 2021:

Our revenues changed as summarized in the following table:

	Three months ended June 30,
(in thousands)	2022	2021	Change
Lease income
Base rent	$204,353	189,689	14,664
Recoveries from tenants	68,464	68,248	216
Percentage rent	751	749	2
Uncollectible lease income	4,900	6,620	(1,720)
Other lease income	3,310	4,265	(955)
Straight line rent	5,473	1,152	4,321
Above / below market rent amortization	5,613	6,007	(394)
Total lease income	$292,864	276,730	16,134
Other property income	2,720	3,074	(354)
Management, transaction, and other fees	6,499	7,355	(856)
Total revenues	$302,083	287,159	14,924

Lease income increased $16.1 million, on a net basis, driven by the following contractually billable components of rent to the tenants per the lease agreements:

•
$14.7 million increase from billable Base rent, as follows:
o
$5.3 million increase from acquisitions of operating properties as well as from rent commencements at development properties; and
o
$11.1 million net increase from same properties, particularly from a $5.3 million increase related to our acquisition and resulting consolidation of the eleven properties previously held in the USAA and RegCal partnerships, and a $5.8 million net increase in the remaining same properties due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases; offset by
o
$1.7 million decrease from the sale of operating properties.
•
$1.7 million decrease from changes in Uncollectible lease income.
o
During 2022, Uncollectible lease income was a net positive $4.9 million driven by $5.5 million collection of prior period reserves on cash basis tenants and the $845,000 positive impact of lease modification agreements offset by the $1.4 million reserve recognized on current period billings.
o
During 2021, Uncollectible lease income was a net positive $6.6 million driven by $10.4 million collection of prior period reserves on cash basis tenants exceeding $3.8 million reserve recognized on current period billings.
•
$1.0 million decrease in Other lease income due to a decrease in lease termination fees.
•
$4.3 million increase in straight-line rent from a reduction in cash basis tenants identified in 2022 as compared to 2021, as well as re-establishing $3.1 million of straight-line rent receivables related to converting previously identified cash basis tenants back to accrual basis as we now consider collections from these tenants as probable.

Management, transaction, and other fees decreased $856,000 primarily from reductions in management fees due to sales and buyouts of properties within our NYC, USAA and RegCal unconsolidated partnerships, as well as a reduction in debt placement fees.

Changes in our operating expenses are summarized in the following table:

	Three months ended June 30,
(in thousands)	2022	2021	Change
Depreciation and amortization	$79,350	74,217	5,133
Operating and maintenance	47,750	46,566	1,184
General and administrative	17,645	19,187	(1,542)
Real estate taxes	36,700	35,447	1,253
Other operating expenses	617	1,177	(560)
Total operating expenses	$182,062	176,594	5,468

Depreciation and amortization costs increased $5.1 million, on a net basis, as follows:

•
$3.6 million increase from acquisitions of operating properties and corporate assets, as well as from development properties where tenant spaces became available for occupancy; and
•
$1.7 million increase from same properties, primarily related to redevelopment projects; offset by
•
$196,000 decrease from the sale of operating properties.

Operating and maintenance costs increased $1.2 million, on a net basis, as follows:

•
$562,000 net increase from acquisitions of operating properties and from development properties; and
•
$1.2 million increase from same properties primarily attributable to an increase in costs associated with general property maintenance, tenant utilities, and association fees as our centers return to customary operating levels, as well as additional security costs; offset by
•
$576,000 decrease from the sale of operating properties.

General and administrative costs decreased $1.5 million, on a net basis, as follows:

•
$6.5 million net decrease due to changes in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income; offset by
•
$2.9 million increase in compensation costs;
•
$1.6 million net increase in other corporate overhead costs primarily driven by travel and entertainment costs returning to more customary levels; and
•
$387,000 increase due to lower development overhead capitalization based on the status and progress of our development and redevelopment projects.

Real estate taxes increased $1.3 million, on a net basis, from acquisitions of operating properties, as well as from developments where capitalization ceased and spaces became available for occupancy.

Other operating expenses decreased $559,000 primarily attributable to decreases in federal taxes and development pursuit costs.

The following table presents the components of other expense (income):

	Three months ended June 30,
(in thousands)	2022	2021	Change
Interest expense, net
Interest on notes payable	$37,274	36,390	884
Interest on unsecured credit facilities	495	479	16
Capitalized interest	(1,019)	(1,016)	(3)
Hedge expense	109	109	—
Interest income	(160)	(150)	(10)
Interest expense, net	$36,699	35,812	887
Provision for impairment of real estate, net of tax	—	135	(135)
Gain on sale of real estate, net of tax	(4,291)	(19,781)	15,490
Net investment income	5,468	(1,998)	7,466
Total other expense (income)	$37,876	14,168	23,708

The $887,000 net increase in Interest expense is primarily driven by an increase in mortgage interest expense from recently acquired properties.

During the three months ended June 30, 2022, we recognized gains on sale of $4.3 million for two land parcels. During the three months ended June 30, 2021, we recognized gains on sale of $19.8 million from one operating property and the receipt of property insurance proceeds.

Net investment income decreased $7.5 million primarily driven by realized and unrealized losses during 2022 on investments held in the non-qualified deferred compensation plan and our captive insurance company. There is an offsetting charge in General and administrative costs related to participant obligations within the deferred compensation plans.

Our equity in income of investments in real estate partnerships increased as follows:

		Three months ended June 30,
(in thousands)	Regency's Ownership	2022	2021	Change
GRI - Regency, LLC (GRIR)	40.00%	$9,031	8,313	718
New York Common Retirement Fund (NYC)	30.00%	8,945	(923)	9,868
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	422	500	(78)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	361	490	(129)
Columbia Village District, LLC	30.00%	434	382	52
RegCal, LLC (RegCal) (1)	25.00%	3,625	431	3,194
US Regency Retail I, LLC (USAA) (2)	20.01%	—	316	(316)
Other investments in real estate partnerships	31.00% - 50.00%	1,024	(9,074)	10,098
Total equity in income of investments in real estate partnerships		$23,842	435	23,407
(1)
On April 1, 2022, we acquired our partner's 75% share in four properties held in the RegCal partnership for a total purchase price of $88.5 million; therefore, results following the date of acquisition are included in consolidated results. A single operating property remains within RegCal, LLC, at June 30, 2022.
(2)
On August 1, 2021, we acquired our partner's 80% interest in the seven properties held in the USAA partnership; therefore, results following the date of acquisition are included in consolidated results.

The $23.4 million increase in our equity in income of investments in real estate partnerships is largely attributable to the following changes:

•
$9.9 million increase within NYC, primarily due to a gain on the sale of two operating properties;
•
$3.2 million increase within RegCal, primarily due to a gain on sale of one operating property; and
•
$10.1 million increase within Other investments in real estate partnerships, primarily from the impairment of a single property partnership that occurred during 2021.

The following represents the remaining components that comprised net income attributable to common stockholders and unit holders:

	Three months ended June 30,
(in thousands)	2022	2021	Change
Net income	$105,987	96,832	9,155
Income attributable to noncontrolling interests	(1,191)	(1,342)	151
Net income attributable to common stockholders	$104,796	95,490	9,306
Net income attributable to exchangeable operating partnership units	(452)	(432)	(20)
Net income attributable to common unit holders	$105,248	95,922	9,326

Results from Operations

Comparison of the six months ended June 30, 2022 and 2021:

Our revenues changed as summarized in the following table:

	Six months ended June 30,
(in thousands)	2022	2021	Change
Lease income
Base rent	$403,605	378,169	25,436
Recoveries from tenants	136,238	130,845	5,393
Percentage rent	5,699	4,115	1,584
Uncollectible lease income	11,046	8,895	2,151
Other lease income	7,135	7,027	108
Straight line rent	11,484	2,033	9,451
Above / below market rent amortization	11,302	12,003	(701)
Total lease income	$586,509	543,087	43,422
Other property income	5,824	5,027	797
Management, transaction, and other fees	13,183	13,748	(565)
Total revenues	$605,516	561,862	43,654

Lease income increased $43.4 million, on a net basis, driven by the following contractually billable components of rent to the tenants per the lease agreements:

•
$25.4 million increase from billable Base rent, as follows:
o
$1.2 million net increase from rent commencements at development properties;
o
$9.1 million increase from acquisitions of operating properties; and
o
$19.5 million net increase from same properties, particularly from a $8.6 million increase related to our acquisition and resulting consolidation of the eleven properties previously held in the USAA and RegCal partnerships, and a $10.9 million net increase in the remaining same properties due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal lease; offset by
o
$4.3 million decrease from the sale of operating properties.
•
$5.4 million increase from contractual Recoveries from tenants, which represents the tenants' Pro-rata share of the operating, maintenance, insurance and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, primarily from the following:
o
$3.9 million increase from acquisition of operating properties and rent commencing at development properties; and
o
$2.7 million net increase from same properties due to higher real estate tax recoveries; offset by
o
$1.2 million decrease from the sale of operating properties.
•
$1.6 million increase in percentage rent primarily due to improvements in tenant sales.
•
$2.2 million increase from favorable changes in Uncollectible lease income.

o
During 2022, Uncollectible lease income was a net positive $11.0 million driven by $14.1 million collection of prior period reserves on cash basis tenants and the $1.8 million positive impact of lease modification agreements offset by the $4.9 million reserve recognized on current period billings.
o
During 2021, Uncollectible lease income was a net positive $8.9 million driven by $29.5 million collection of prior period reserves on cash basis tenants offset by $20.6 million reserved on 2021 billings.
•
$9.5 million increase in straight-line rent from a reduction in cash basis tenants identified in 2022 as compared to 2021, as well as re-establishing $6.7 million of straight-line rent receivables related to converting previously identified cash basis tenants back to accrual basis as we now consider collections from these tenants as probable.

Changes in our operating expenses are summarized in the following table:

	Six months ended June 30,
(in thousands)	2022	2021	Change
Depreciation and amortization	$157,192	151,476	5,716
Operating and maintenance	94,211	92,148	2,063
General and administrative	36,437	40,474	(4,037)
Real estate taxes	73,569	71,613	1,956
Other operating expenses	2,790	1,875	915
Total operating expenses	$364,199	357,586	6,613

Depreciation and amortization costs increased $5.7 million, on a net basis, as follows:

•
$6.8 million increase from acquisitions of operating properties, as well as from development properties where tenant spaces became available for occupancy, offset by decreases in corporate asset depreciation; and
•
$1.1 million increase from same properties, primarily related to redevelopment projects; offset by
•
$2.2 million decrease from the sale of operating properties.

Operating and maintenance costs increased $2.1 million, on a net basis, as follows:

•
$1.9 million net increase from acquisitions of operating properties and from development properties; and
•
$3.2 million increase from same properties primarily attributable to higher insurance premiums and additional security costs, as well as an increase in costs associated with general property maintenance and landscaping as our centers return to customary operating levels; offset by
•
$3.0 million decrease from the sale of operating properties.

General and administrative costs decreased $4.0 million, on a net basis, as follows:

•
$9.9 million net decrease due to changes in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income; offset by
•
$3.5 million net increase in compensation costs primarily driven by performance based incentive compensation;
•
$1.9 million net increase in other corporate overhead costs primarily driven by travel and entertainment costs returning to customary levels; and
•
$435,000 increase due to lower development overhead capitalization based on the timing and progress of our development and redevelopment projects.

Real estate taxes increased $2.0 million, on a net basis, as follows:

•
$2.4 million increase from acquisitions of operating properties, as well as from developments where capitalization ceased and spaces became available for occupancy; and
•
$364,000 net increase at same properties including $1.4 million increase related to our acquisition and resulting consolidation of the eleven properties previously held in the USAA and RegCal partnerships, offset by $1.0 million decrease at various properties within the portfolio from lower assessed values; offset by
•
$834,000 decrease from the sale of operating properties.

The following table presents the components of other expense (income):

	Six months ended June 30,
(in thousands)	2022	2021	Change
Interest expense, net
Interest on notes payable	$74,361	73,625	736
Interest on unsecured credit facilities	975	1,077	(102)
Capitalized interest	(1,815)	(1,865)	50
Hedge expense	219	219	—
Interest income	(303)	(308)	5
Interest expense, net	$73,437	72,748	689
Provision for impairment of real estate, net of tax	—	135	(135)
Gain on sale of real estate, net of tax	(106,239)	(31,479)	(74,760)
Net investment loss (income)	7,962	(3,484)	11,446
Total other expense (income)	$(24,840)	37,920	(62,760)

During the six months ended June 30, 2022, we recognized gains on sale of $106.2 million for three land parcel and one operating property. During the six months ended June 30, 2021, we recognized gains on sale of $31.5 million from one land parcel and five operating properties.

Net investment income decreased $11.4 million primarily driven by realized and unrealized losses during 2022 of investments held in the non-qualified deferred compensation plan and our captive insurance company. There is an offsetting charge in General and administrative costs related to participant obligations within the deferred compensation plans.

Our equity in income of investments in real estate partnerships increased as follows:

		Six months ended June 30,
(in thousands)	Regency's Ownership	2022	2021	Change
GRI - Regency, LLC (GRIR)	40.00%	$18,404	15,933	2,471
New York Common Retirement Fund (NYC)	30.00%	9,211	(139)	9,350
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	943	932	11
Columbia Regency Partners II, LLC (Columbia II)	20.00%	918	1,001	(83)
Columbia Village District, LLC	30.00%	700	686	14
RegCal, LLC (RegCal) (1)	25.00%	4,251	956	3,295
US Regency Retail I, LLC (USAA) (2)	20.01%	—	550	(550)
Other investments in real estate partnerships	35.00% - 50.00%	2,219	(7,818)	10,037
Total equity in income of investments in real estate partnerships		$36,646	12,101	24,545
(1)
We acquired our partner's 75% share in four properties held in the RegCal partnership for a total purchase price of $88.5 million on April 1, 2022; therefore results following the date of acquisition are included in consolidated results. A single operating property remains within RegCal, LLC, at June 30, 2022.
(2)
We acquired our partner's 80% interest in the seven properties held in the USAA partnership on August 1, 2021; therefore results following the date of acquisition are included in consolidated results.

The $24.5 million increase in our equity in income of investments in real estate partnerships is largely attributable to the following changes:

•
$2.5 million increase within GRIR primarily due to continued improvements in tenant rent collections and re-instating straight-line rent on certain tenants returning to accrual basis;
•
$9.4 million increase within NYC, primarily due to gains on the sale of two operating properties during 2022, as well as an increase due to the loss on sale of an operating property during 2021;
•
$3.3 million increase within RegCal, primarily due to a gain on sale of one operating property; and
•
$10.0 million increase within Other investments in real estate partnerships, primarily from the impairment of a single property partnership that occurred during 2021 and has since been sold.

The following represents the remaining components that comprised net income attributable to common stockholders and unit holders:

	Six months ended June 30,
(in thousands)	2022	2021	Change
Net income	$302,803	178,457	124,346
Income attributable to noncontrolling interests	(2,779)	(2,311)	(468)
Net income attributable to common stockholders	$300,024	176,146	123,878
Net income attributable to exchangeable operating partnership units	(1,315)	(796)	(519)
Net income attributable to common unit holders	$301,339	176,942	124,397

Supplemental Earnings Information

We use certain non-GAAP performance measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of the our operating results. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with our reported results under GAAP. We believe presenting our Pro-rata share of operating results, along with other non-GAAP measures, may assist in comparing our operating results to other REITs. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change. See "Non-GAAP Measures" at the beginning of this Management's Discussion and Analysis.

We do not consider non-GAAP measures an alternative to financial measures determined in accordance with GAAP, rather they supplement GAAP measures by providing additional information we believe to be useful to shareholders. The principal limitation of these non-GAAP financial measures is they may exclude significant expense and income items that are required by GAAP to be recognized in our consolidated financial statements. In addition, they reflect the exercise of management's judgment about which expense and income items are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, reconciliations of the non-GAAP financial measures we use to their most directly comparable GAAP measures are provided. Non-GAAP financial measures should not be relied upon in evaluating the financial condition, results of operations or future prospects of the Company.

Pro-Rata Same Property NOI:

Our Pro-rata same property NOI, with and without termination fees, changed from the following major components:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Base rent	$221,717	215,203	6,514	$440,930	428,658	12,272
Recoveries from tenants	73,794	77,948	(4,154)	148,354	149,124	(770)
Percentage rent	1,015	1,086	(71)	6,511	4,897	1,614
Termination fees	940	2,250	(1,310)	2,888	2,666	222
Uncollectible lease income	5,282	7,239	(1,957)	12,095	9,046	3,049
Other lease income	2,866	2,894	(28)	5,473	5,602	(129)
Other property income	2,196	2,435	(239)	4,589	3,728	861
Total real estate revenue	307,810	309,055	(1,245)	620,840	603,721	17,119
Operating and maintenance	48,120	47,918	202	95,881	94,148	1,733
Real estate taxes	39,518	40,884	(1,366)	79,597	81,419	(1,822)
Ground rent	2,952	2,953	(1)	5,864	5,893	(29)
Total real estate operating expenses	90,590	91,755	(1,165)	181,342	181,460	(118)
Pro-rata same property NOI	$217,220	217,300	(80)	$439,498	422,261	17,237
Less: Termination fees	940	2,250	(1,310)	2,888	2,666	222
Pro-rata same property NOI, excluding termination fees	$216,280	215,050	1,230	$436,610	419,595	17,015
Pro-rata same property NOI growth, excluding termination fees			0.6%			4.1%

Billable Base rent increased $6.5 million and $12.3 million during the three and six months ended June 30, 2022, due to rent steps in existing leases, positive rental spreads on new and renewal leases, increases in occupancy.

Recoveries from tenants decreased $4.2 million during the three months ended June 30, 2022, due to decreases in prior year recoveries.

Percentage rent increased $1.6 million during the six months ended June 30, 2022, due to improvements in tenant sales.

Termination fees decreased $1.3 million during the three months ended June 30, 2022, due to termination fees from several tenants at various properties during 2021, both wholly owned and within our partnerships.

Uncollectible lease income decreased $2.0 million during the three months ended June 30, 2022, primarily driven by higher collection in 2021 of previously reserved amounts. Uncollectible lease income increased $3.0 million during the six months ended June 30, 2022, primarily driven by improvements in current period collection rates and collection of previously reserved amounts.

Operating and maintenance increased $1.7 million during the six months ended June 30, 2022, due primarily to increases in insurance premiums and other tenant reimbursable costs.

Real estate taxes decreased $1.4 million and $1.8 million during the three and six months ended June 30, 2022, due to changes in assessed values at properties across our portfolio.

Same Property Rollforward:

Our same property pool includes the following property count, Pro-rata GLA, and changes therein:

	Three months ended June 30,
	2022		2021
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	393	41,220	397	41,212
Acquired properties owned for entirety of comparable periods (1)	—	327	—	—
Disposed properties	(3)	(103)	(3)	(297)
SF adjustments (2)	—	2	—	3
Ending same property count	390	41,446	394	40,918

	Six months ended June 30,
	2022		2021
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	393	41,294	393	40,228
Acquired properties owned for entirety of comparable periods presented (1)	—	327	2	378
Developments that reached completion by the beginning of earliest comparable period presented	1	72	6	683
Disposed properties	(4)	(191)	(7)	(407)
SF adjustments (2)	—	(56)	—	36
Ending same property count	390	41,446	394	40,918
(1)
Includes an adjustment to GLA arising from the acquisition of our partner's share of the four properties previously held in the RegCal partnership, of which our previous 25% ownership share was already included in our same property pool.
(2)
SF adjustments arise from remeasurements or redevelopments.

Nareit FFO and Core Operating Earnings:

Our reconciliation of net income attributable to common stock and unit holders to Nareit FFO and to Core Operating Earnings is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share information)	2022	2021	2022	2021
Reconciliation of Net income to Nareit FFO
Net income attributable to common stockholders	$104,796	95,490	$300,024	176,146
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	85,738	81,177	169,868	165,671
Provision for impairment of real estate	—	11,091	—	11,091
Gain on sale of real estate, net of tax	(17,089)	(19,777)	(119,099)	(31,847)
Exchangeable operating partnership units	452	432	1,315	796
Nareit FFO attributable to common stock and unit holders	$173,897	168,413	$352,108	321,857
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit Funds From Operations	$173,897	168,413	352,108	321,857
Adjustments to reconcile to Core Operating Earnings (1):
Early extinguishment of debt	176	—	176	—
Certain Non Cash Items
Straight line rent	(2,534)	(2,861)	(6,012)	(6,290)
Uncollectible straight line rent	(3,071)	1,962	(5,454)	4,535
Above/below market rent amortization, net	(5,323)	(5,728)	(10,715)	(11,708)
Debt premium/discount amortization	(51)	(183)	(157)	(92)
Core Operating Earnings	$163,094	161,603	$329,946	308,302
(1)
Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interest.

Same Property NOI Reconciliation:

Our reconciliation of Net income attributable to common stockholders to Same Property NOI, on a Pro-rata basis, is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Net income attributable to common stockholders	$104,796	95,490	$300,024	176,146
Less:
Management, transaction, and other fees	6,499	7,355	13,183	13,748
Other (1)	12,110	8,355	24,731	16,059
Plus:
Depreciation and amortization	79,350	74,217	157,192	151,476
General and administrative	17,645	19,187	36,437	40,474
Other operating expense	617	1,177	2,790	1,875
Other expense (income)	37,876	14,168	(24,840)	37,920
Equity in income of investments in real estate excluded from NOI (2)	(375)	24,943	12,013	38,244
Net income attributable to noncontrolling interests	1,191	1,342	2,779	2,311
Pro-rata NOI	$222,491	214,814	$448,481	418,639
Less non-same property NOI (3)	5,271	(2,486)	8,983	(3,622)
Pro-rata same property NOI	$217,220	217,300	$439,498	422,261
(1)
Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interest.
(2)
Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.
(3)
Includes revenues and expenses attributable to non-same property, sold property, development property, and corporate activities. Also includes adjustments for earnings at the four and seven properties we acquired from our former unconsolidated RegCal and USAA partnerships in 2022 and 2021, respectively, in order to calculate growth on a comparable basis for the periods presented.

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

We continually assess our available liquidity and our expected cash requirements, which includes monitoring our tenant rent collections. We draw on multiple financing sources to fund our long-term capital needs, including the capital requirements of our in process and planned developments, redevelopments, and capital expenditures, and the repayment of debt. We expect to meet these needs by using a combination of the following: cash flow from operations after funding our dividend, proceeds from the sale of real estate, mortgage loan and unsecured bank financing, distributions received from our co-investment partnerships, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new unsecured debt. We continually evaluate alternative financing options, and we believe we can obtain financing on reasonable terms, although likely at higher interest rates than that of our debt currently outstanding.

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

In addition to our $118.1 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	June 30, 2022
ATM equity program
Original offering amount	$500,000
Available capacity	$350,363
Line of Credit
Total commitment amount	$1,250,000
Available capacity (1)	$1,240,619
Maturity (2)	March 23, 2025
(1)
Net of letters of credit.
(2)
The Company has the option to extend the maturity for two additional six-month periods.

The declaration of dividends is determined quarterly by our Board of Directors. On August 2, 2022, our Board of Directors declared a common stock dividend of $0.625 per share, payable on October 4, 2022, to shareholders of record as of September 15, 2022. While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes. We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the six months ended June 30, 2022 and 2021, we generated cash flow from operations of $327.8 million and $325.3 million, respectively, and paid $214.8 million and $202.1 million in dividends to our common stock and unit holders, respectively.

We currently have development and redevelopment projects in various stages of construction, along with a pipeline of potential projects for future development or redevelopment. After funding our common stock dividend payment in July 2022, we estimate that we will require capital during the next twelve months of approximately $382.5 million related to leasing, tenant improvements, in-process developments and redevelopments, capital contributions to our co-investment partnerships, and repaying maturing debt. These capital requirements are being impacted by current levels of high inflation resulting in increased costs of construction materials, labor, and services from third party contractors and suppliers. In response, we have implemented mitigation strategies such as entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from labor shortages and supply chain disruptions may extend the time to completion of these projects.

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

We endeavor to maintain a high percentage of unencumbered assets. As of June 30, 2022, 89.2% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our trailing twelve month Fixed charge coverage ratio, including our Pro-rata share of our partnerships, was 4.6x and 4.5x for the periods ended June 30, 2022, and December 31, 2021, respectively, and our Pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 5.0x and 5.1x, respectively, for the same periods.

Our Line and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. We are in compliance with all covenants at June 30, 2022, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Six months ended June 30,
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$327,757	325,287	2,470
Net cash (used in) provided by investing activities	(65,262)	73,034	(138,296)
Net cash used in financing activities	(236,332)	(490,158)	253,826
Net increase (decrease) in cash and cash equivalents and restricted cash	$26,163	(91,837)	118,000
Total cash and cash equivalents and restricted cash	$121,190	286,613	(165,423)

Net cash provided by operating activities:

Net cash provided by operating activities increased primarily by $2.5 million driven by cash used in 2021 to settle interest rate swaps on our term loan which was repaid in January 2021.

Net cash (used in) provided by investing activities:

Net cash (used in) provided by investing activities changed by $138.3 million as follows:

	Six months ended June 30,
(in thousands)	2022	2021	Change
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $3,061 in 2022	$(139,775)	500	(140,275)
Real estate development and capital improvements	(99,470)	(72,735)	(26,735)
Proceeds from sale of real estate	136,421	107,577	28,844
Issuance of notes receivable	—	(20)	20
Investments in real estate partnerships	(11,549)	(21,382)	9,833
Return of capital from investments in real estate partnerships	48,473	58,699	(10,226)
Dividends on investment securities	214	67	147
Acquisition of investment securities	(8,313)	(14,065)	5,752
Proceeds from sale of investment securities	8,737	14,393	(5,656)
Net cash (used in) provided by investing activities	$(65,262)	73,034	(138,296)

Significant changes in investing activities include:

•
We paid $139.8 million to purchase six operating properties in 2022, including four properties in which we previously held a 25% interest through an unconsolidated Investment in real estate partnership. We made no acquisitions but paid $500,000 in deposits on potential acquisitions during the same period in 2021.
•
We invested $26.7 million more in 2022 than the same period in 2021 on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•
We sold one operating property, two land parcels, and one development project interest in 2022 and received proceeds of $136.4 million compared to six operating properties and one land parcel in 2021 for proceeds of $107.6 million.

•
We invested $11.5 million in our real estate partnerships during 2022, including:
o
$6.1 million to fund our share of acquiring one operating property within an existing co-investment partnership, and
o
$6.1 million to fund our share of development and redevelopment activities.

During the same period in 2021, we invested $21.4 million, including:

o
$18.7 million to fund our share of debt payments, and
o
$2.7 million to fund our share of development and redevelopment activities.
•
Return of capital from our unconsolidated real estate partnerships includes sales or financing proceeds. During the six months ended June 30, 2022 we received $36.9 million from our share of proceeds from real estate sales and $11.6 million from our share of proceeds from debt refinancing activities. During the same period in 2021, we received $30.6 million from our share of proceeds from real estate sales and $28.1 million from our share of debt refinancing activities.
•
Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment. During 2022, we deployed capital of $99.5 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Six months ended June 30,
(in thousands)	2022	2021	Change
Capital expenditures:
Land acquisitions	$11,545	—	11,545
Building and tenant improvements	36,468	18,962	17,506
Redevelopment costs	31,708	36,986	(5,278)
Development costs	14,075	9,744	4,331
Capitalized interest	1,789	1,838	(49)
Capitalized direct compensation	3,885	5,205	(1,320)
Real estate development and capital improvements	$99,470	72,735	26,735
•
We acquired one land parcel for development in 2022.
•
Building and tenant improvements increased $17.5 million in 2022, primarily related to the timing of capital projects.
•
Redevelopment expenditures are lower in 2022 due to the timing and magnitude of projects currently in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovation, new out-parcel building construction, and redevelopment related tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan. The timing and duration of these projects could also result in volatility in NOI. See the tables below for more details about our redevelopment projects.
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

The following table summarizes our development projects in process:

(in thousands, except cost PSF)					June 30, 2022
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated / Actual Net Development Costs (2) (3)	GLA (3)	% of Costs Incurred	Cost PSF of GLA (2) (3)

Developments In-Process
Carytown Exchange - Phase I & II	Richmond, VA	64%	Q4-18	2024	$29,234	74	84%	$393
East San Marco	Jacksonville, FL	100%	Q4-20	2024	19,285	59	79%	327
Glenwood Green	Old Bridge, NJ	70%	Q1-22	2025	41,931	248	29%	169
Eastfield at Baybrook	Houston, TX	50%	Q2-22	2025	10,384	25	17%	415
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA reported based on Regency's ownership interest in the partnership at completion.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)					June 30, 2022
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated Incremental Project Costs (2) (3)	GLA (3)	% of Costs Incurred

Redevelopments In-Process
The Crossing Clarendon	Metro DC	100%	Q4-18	2024	$57,041	129	68%
The Abbot	Boston, MA	100%	Q2-19	2024	58,379	65	80%
Preston Oaks	Dallas, TX	100%	Q4-20	2023	22,327	103	71%
Serramonte Center	San Francisco, CA	100%	Q4-20	2026	55,000	1,075	65%
Westbard Square Phase I	Bethesda, MD	100%	Q2-21	2025	37,038	123	29%
Buckhead Landing	Atlanta, GA	100%	Q2-22	2025	25,853	150	4%
Various Redevelopments	Various	30% - 100%	Various	Various	33,174	1,889	22%

Redevelopments Completed
Sheridan Plaza	Hollywood, FL	100%	Q3-19	2023	$12,115	507	91%
Various Properties	Various	100%	Various	Various	8,916	243	92%
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA reported based on Regency's ownership interest in the partnership at completion.

Net cash used in financing activities:

Net cash flows from financing activities changed by $253.8 million during 2022, as follows:

	Six months ended June 30,
(in thousands)	2022	2021	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$61,284	—	61,284
Repurchase of common shares in conjunction with equity award plans	(6,388)	(4,017)	(2,371)
Common shares repurchased through share repurchase program	(71,898)	—	(71,898)
Contributions from (distributions to) limited partners in consolidated partnerships, net	1,234	(1,989)	3,223
Dividend payments and operating partnership distributions	(214,818)	(202,140)	(12,678)
Debt repayment, including early redemption costs	(5,728)	(274,640)	268,912
Payment of loan costs	(82)	(7,468)	7,386
Proceeds from sale of treasury stock, net	64	96	(32)
Net cash used in financing activities	$(236,332)	(490,158)	253,826

Significant financing activities during the six months ended June 30, 2022 and 2021, include the following:

•
We received proceeds of $61.3 million, net of costs, in April 2022 upon settling our forward equity sales under our ATM program.
•
We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $6.4 million and $4.0 million during 2022 and 2021, respectively.
•
We paid $71.9 million during June 2022 to repurchase 1,234,417 common shares through our Authorized Repurchase Program. Subsequent to June 30, 2022, we paid $3.5 million to settle 59,784 common shares traded on June 30, 2022 but not settled until July 5, 2022.
•
We received $5.0 million of contributions from limited partners in new consolidated partnerships and paid $3.8 million in distributions to limited partners during 2022. We paid $2.0 million in distributions to limited partners during 2021.
•
We paid $12.7 million more in dividends as a result of an increase in our dividend rate per share and the number of shares of our common stock outstanding.
•
We had the following debt related activity during 2022:
o
$5.7 million in principal mortgage payments.
•
We had the following debt related activity during 2021:
o
We paid $274.6 million for debt repayments, including:
▪
$265 million to repay our outstanding term loan,
▪
$5.6 million to repay a mortgage maturity, and
▪
$4.0 million in principal mortgage payments.
o
We paid $7.5 million of loan costs in connection with the renewal of our Line in 2021.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our co-investment partnerships and our Pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Number of Co-investment Partnerships	13	15
Regency's Ownership	20% - 50%	20% - 50%
Number of Properties	96	103
Assets	$2,619,505	2,755,444	$947,298	992,060
Liabilities	1,551,827	1,555,942	552,711	553,550
Equity	1,067,678	1,199,502	394,587	438,510
Basis difference			(63,700)	(65,919)
Investments in real estate partnerships			$330,887	372,591
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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	June 30, 2022	December 31, 2021
GRI-Regency, LLC (GRIR)	40.00%	$135,136	153,125
New York Common Retirement Fund (NYC) (1)	30.00%	1,195	11,688
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7,251	7,360
Columbia Regency Partners II, LLC (Columbia II)	20.00%	42,134	35,251
Columbia Village District, LLC	30.00%	5,707	5,554
RegCal, LLC (RegCal) (2)	25.00%	5,765	24,995
Individual Investors
Ballard Blocks	49.90%	63,831	63,783
Town & Country Center	35.00%	39,365	39,021
Others	50.00%	30,503	31,814
Total Investment in real estate partnerships		$330,887	372,591
(1)
On May 25, 2022, the NYC partnership sold the remaining two properties and distributed sales proceeds to the members. Liquidation and dissolution will follow final distributions.
(2)
During April 2022, we acquired our partner's 75% share in four properties held in the RegCal, LLC partnership for a total purchase price of $88.5 million, which are now consolidated. A single operating property remains within RegCal, LLC at June 30, 2022.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	June 30, 2022
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2022	$3,378	64,843	—	68,221	24,343
2023	3,194	216,931	—	220,125	83,325
2024	2,205	33,690	—	35,895	14,298
2025	3,433	137,000	—	140,433	42,567
2026	3,807	125,255	7,300	136,362	43,671
Beyond 5 Years	12,995	842,450	—	855,445	312,925
Net unamortized loan costs, debt premium / (discount)	—	(10,281)	—	(10,281)	(3,545)
Total	$29,012	1,409,888	7,300	1,446,200	517,584

At June 30, 2022, our investments in real estate partnerships had notes payable of $1.4 billion maturing through 2034, of which 93.2% had a weighted average fixed interest rate of 3.5%. The remaining notes payable float with LIBOR or SOFR and had a weighted average variable interest rate of 3.1%. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $517.6 million as of June 30, 2022. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions.

We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our Pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Asset management, property management, leasing, and other transaction fees	$6,499	7,346	$13,183	13,730

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

As of June 30, 2022, we had accrued liabilities of $11.1 million for our Pro-rata share of environmental remediation, including our Investments in real estate partnerships. We believe that the ultimate remediation of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations. We can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2022 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2022 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Please refer to the discussion of the potential risks of inflation and rising interest rates on the Company and its tenants due to the challenges in the current macroenvironment and recent global events under note 1 in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis for Financial Condition and Results of Operations, including but not limited to "Risks and Uncertainties."

During the first half of 2022 and continuing into the third quarter, the Board of Governors of the Federal Reserve System ("the U.S. Federal Reserve") has significantly raised its benchmark federal funds rate which has led to interest rates in the credit markets increasing. The U.S. Federal Reserve may continue to raise the federal funds rate which will likely lead to higher interest rates in the credit markets. In general, government policies implemented to address inflation, including actions by the U.S. Federal Reserve to increase interest rates, could result in adverse impacts on the U.S. economy, including a slowing of growth and potentially a recession.

Our exposure to increases in interest rates in the short term includes our variable-rate borrowings, which consist of borrowings under our unsecured senior line of credit and variable rate based secured notes payable and our real estate valuations. Increases in interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate line of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. Historically, during periods of increasing interest rates, real estate valuations have generally decreased as a result of rising capitalization rates which tend to move directionally with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our real estate asset portfolio and could result in the decline of our stock price and market capitalization which may adversely impact our ability and willingness to raise equity capital on favorable terms through sales of our common shares, including through our ATM program.

Although the extent of any prolonged periods of higher interest rates remains unknown at this time, negative impacts to our cost of capital may adversely affect our future business plans and growth, at least in the near term. In addition, recently increased interest rates appear to have impacted the current market for the purchase and sale of properties such as those we own by decreasing the availability and increasing the cost of debt capital, thereby resulting, in some cases, in a smaller pool of potential buyers for certain assets and reduced asset prices.

Other than these matters, there have been no material developments from the risk factors disclosed in item 1A. of Part I of our Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, we issued 18,613 shares of common stock of Regency Centers Corporation in connection with the redemption of common units of Regency Centers, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a) (2) thereof. There were no other unregistered sales of equity securities during the three months ended June 30, 2022.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended June 30, 2022.

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 through April 30, 2022	377	$70.64	—	$250,000,000
May 1 through May 31, 2022	—	$—	—	$250,000,000
June 1 through June 30, 2022	1,294,201	$58.25	1,294,201	$174,607,162
(1)
Includes 377 shares repurchased at an average price of $70.64 to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.
(2)
On February 3, 2021, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. This program expires by its terms on February 3, 2023. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The authorization remains subject to the discretion of the Board. Through June 30, 2022, 1.3 million shares have been repurchased and retired under this program. Under the existing board authorization, $174.6 million remained available for repurchase.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 2, 2022, the Board of Directors (the “Board”) of Regency Centers Corporation (“Regency” or the “Company”) approved Amended and Restated Bylaws (the “Amended and Restated Bylaws”), effective immediately upon approval by the Board. The Amended and Restated Bylaws had the effect of amending the previous Bylaws (the “Prior Bylaws”) of the Company by:

1.
removing language in the Prior Bylaws that had required that the Company’s annual shareholders meeting be held within five months of the end of each fiscal year;
2.
adding that a call of a special meeting by shareholders is subject to certain advance notice requirements and the disclosure of certain shareholder and nominee information, discussed below in paragraph 3;
3.
adding advance notice provisions for shareholders seeking to raise business matters or director nominations at an annual or special meeting of shareholders, which provisions require, among other things, that:
a.
the shareholder giving notice submit notice of proposed business and/or director nominations (i) for an annual meeting, at least 90 (but not more than 120) days prior to first anniversary of the preceding year’s annual meeting (unless the annual meeting date is accelerated or postponed beyond specified dates) and (ii) for a special meeting, at least 90 (but not more than 120) days prior to the date of the special meeting (or the 10th day following the public announcement by the Company of the special meeting;
b.
the shareholder giving notice update and supplement such notice so that the information provided or required to be provided in the notice is true and correct as of the record date for the annual or special meeting and as of 10 days prior to such meeting;

c.
the shareholder giving notice, the beneficial owner, if any, on whose behalf the nomination or proposal is being made and their respective affiliates and associates (collectively, the “Proposing Parties”) provide to the Company certain specified information related to, among other things, the Proposing Parties’ ownership of, economic exposure to and contractual and other obligations with respect to the Company’s securities,
d.
the shareholder submitting the notice provide, in the case of a notice for business other than the election of directors, a description of the business desired to be brought before the annual or special meeting and the text of the proposal to be considered at such meeting, and
e.
directors nominated by shareholders complete a written questionnaire, make certain representations, including as to voting commitments, arrangements with third-parties, fiduciary duties and compliance matters, and provide the Company with certain information.
4.
allowing the Board to adjust its size without the approval of shareholders;
5.
providing for more flexibility in the titles and duties of certain officers of the Company;
6.
clarifying and conforming various provisions of the Bylaws to the provisions of the Florida Business Corporation Act, including with respect to the indemnification of directors and officers, the holding of remote shareholder meetings and the delivery of certain notices to shareholders;
7.
accounting for the adoption by the U.S. Securities and Exchange Commission of the “universal proxy” rules and related requirements; and
8.
making certain other administrative updates and ministerial changes.

The preceding summary does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is included as Exhibit 3.1 to this report and incorporated herein by reference.

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

Ex #	Description
3.	Articles of Incorporation and Bylaws
	3.1	Amended and Restated Bylaws of Regency Centers Corporation
31.	Rule 13a-14(a)/15d-14(a) Certifications.
	31.1	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.
	31.2	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.
	31.3	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.
	31.4	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.

32.	Section 1350 Certifications.
	32.1 *	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.
	32.2 *	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.
	32.3 *	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.
	32.4 *	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.

101.	Interactive Data Files
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2022	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

August 5, 2022	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)