Form 10-Q
period 2022-09-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2022-11-04
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Regency Centers Corporation Yes ☐ No ☒ Regency Centers, L.P. Yes ☐ No ☒

The number of shares outstanding of Regency Centers Corporation’s common stock was 171,122,720 as of November 3, 2022.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2022, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries; and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The term "the Company", "Regency Centers" or "Regency" means the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust ("REIT") and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units ("Units"). As of September 30, 2022, the Parent Company owned approximately 99.6% of the Units in the Operating Partnership. The remaining limited Units are owned by third party investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership’s day-to-day management.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

September 30, 2022 and December 31, 2021

(in thousands, except share data)

	2022	2021
Assets	(unaudited)
Real estate assets, at cost	$11,769,796	11,495,581
Less: accumulated depreciation	2,360,663	2,174,963
Real estate assets, net	9,409,133	9,320,618
Investments in real estate partnerships	332,248	372,591
Properties held for sale	2,354	25,574
Cash, cash equivalents, and restricted cash, including $3,752 and $1,930 of restricted cash at September 30, 2022 and December 31, 2021, respectively	154,984	95,027
Tenant and other receivables	173,572	153,091
Deferred leasing costs, less accumulated amortization of $122,690 and $117,878 at September 30, 2022 and December 31, 2021, respectively	69,091	65,741
Acquired lease intangible assets, less accumulated amortization of $332,866 and $312,186 at September 30, 2022 and December 31, 2021, respectively	204,097	212,707
Right of use assets, net	277,656	280,783
Other assets	275,702	266,431
Total assets	$10,898,837	10,792,563
Liabilities and Equity
Liabilities:
Notes payable	$3,729,404	3,718,944
Accounts payable and other liabilities	328,285	322,271
Acquired lease intangible liabilities, less accumulated amortization of $186,515 and $172,293 at September 30, 2022 and December 31, 2021, respectively	350,531	363,276
Lease liabilities	215,100	215,788
Tenants' security, escrow deposits and prepaid rent	76,777	62,352
Total liabilities	4,700,097	4,682,631
Commitments and contingencies	—	—
Equity:
Stockholders' equity:
Common stock, $0.01 par value per share, 220,000,000 shares authorized; 171,119,166 and 171,213,008 shares issued at September 30, 2022 and December 31, 2021, respectively	1,711	1,712
Treasury stock at cost, 458,325 and 427,901 shares held at September 30, 2022 and December 31, 2021, respectively	(24,061)	(22,758)
Additional paid-in-capital	7,878,993	7,883,458
Accumulated other comprehensive income (loss)	8,253	(10,227)
Distributions in excess of net income	(1,749,013)	(1,814,814)
Total stockholders' equity	6,115,883	6,037,371
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $39,926 and $56,844 at September 30, 2022 and December 31, 2021, respectively	34,554	35,447
Limited partners' interests in consolidated partnerships	48,303	37,114
Total noncontrolling interests	82,857	72,561
Total equity	6,198,740	6,109,932
Total liabilities and equity	$10,898,837	10,792,563

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Lease income	$295,756	283,303	$882,265	826,390
Other property income	2,466	4,401	8,290	9,428
Management, transaction, and other fees	5,767	19,671	18,950	33,419
Total revenues	303,989	307,375	909,505	869,237
Operating expenses:
Depreciation and amortization	80,270	75,459	237,462	226,935
Operating and maintenance	49,577	43,468	143,788	135,616
General and administrative	20,273	17,789	56,710	58,263
Real estate taxes	37,926	35,779	111,495	107,392
Other operating expenses	949	812	3,739	2,687
Total operating expenses	188,995	173,307	553,194	530,893
Other expense (income):
Interest expense, net	36,361	35,993	109,798	108,741
Provision for impairment of real estate	—	(20)	—	115
Gain on sale of real estate, net of tax	(220)	(6,719)	(106,459)	(38,198)
Net investment loss (income)	1,215	209	9,177	(3,275)
Total other expense (income)	37,356	29,463	12,516	67,383
Income from operations before equity in income of investments in real estate partnerships	77,638	104,605	343,795	270,961
Equity in income of investments in real estate partnerships	11,209	14,243	47,855	26,344
Net income	88,847	118,848	391,650	297,305
Noncontrolling interests:
Exchangeable operating partnership units	(379)	(519)	(1,694)	(1,315)
Limited partners' interests in consolidated partnerships	(890)	(923)	(2,354)	(2,438)
Income attributable to noncontrolling interests	(1,269)	(1,442)	(4,048)	(3,753)
Net income attributable to common stockholders	$87,578	117,406	$387,602	293,552

Income per common share - basic	$0.51	0.69	$2.26	1.73
Income per common share - diluted	$0.51	0.69	$2.26	1.72

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$88,847	118,848	$391,650	297,305
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	7,069	138	20,473	3,646
Reclassification adjustment of derivative instruments included in net income	72	1,040	1,563	3,109
Unrealized loss on available-for-sale debt securities	(659)	(49)	(1,636)	(263)
Other comprehensive income	6,482	1,129	20,400	6,492
Comprehensive income	95,329	119,977	412,050	303,797
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,269	1,442	4,048	3,753
Other comprehensive income attributable to noncontrolling interests	617	89	1,920	485
Comprehensive income attributable to noncontrolling interests	1,886	1,531	5,968	4,238
Comprehensive income attributable to the Company	$93,443	118,446	$406,082	299,559

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended September 30, 2022 and 2021

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at June 30, 2021	$1,699	(25,887)	7,796,699	(13,658)	(1,791,773)	5,967,080	35,544	37,407	72,951	6,040,031
Net income	—	—	—	—	117,406	117,406	519	923	1,442	118,848
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	88	—	88	1	—	1	89
Amounts reclassified from accumulated other comprehensive income	—	—	—	952	—	952	4	84	88	1,040
Deferred compensation plan, net	—	569	(492)	—	—	77	—	—	—	77
Restricted stock issued, net of amortization	—	—	3,425	—	—	3,425	—	—	—	3,425
Common stock issued for stock based compensation, net	—	—	80	—	—	80	—	—	—	80
Common stock issued under dividend reinvestment plan	—	—	404	—	—	404	—	—	—	404
Common stock issued, net of issuance costs	13	—	82,497	—	—	82,510	—	—	—	82,510
Distributions to partners	—	—	—	—	—	—	—	(1,283)	(1,283)	(1,283)
Cash dividends declared:
Common stock/unit ($0.595 per share)	—	—	—	—	(101,301)	(101,301)	(456)	—	(456)	(101,757)
Balance at September 30, 2021	$1,712	(25,318)	7,882,613	(12,618)	(1,775,668)	6,070,721	35,612	37,131	72,743	6,143,464

Balance at June 30, 2022	$1,711	(23,882)	7,874,461	2,388	(1,729,645)	6,125,033	34,611	46,491	81,102	6,206,135
Net income	—	—	—	—	87,578	87,578	379	890	1,269	88,847
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	5,787	—	5,787	27	596	623	6,410
Amounts reclassified from accumulated other comprehensive income	—	—	—	78	—	78	1	(7)	(6)	72
Deferred compensation plan, net	—	(179)	179	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	4,125	—	—	4,125	—	—	—	4,125
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	92	—	—	92	—	—	—	92
Common stock issued under dividend reinvestment plan	—	—	136	—	—	136	—	—	—	136
Contributions from partners	—	—	—	—	—	—	—	1,457	1,457	1,457
Distributions to partners	—	—	—	—	—	—	—	(1,124)	(1,124)	(1,124)
Cash dividends declared:
Common stock/unit ($0.625 per share)	—	—	—	—	(106,946)	(106,946)	(464)	—	(464)	(107,410)
Balance at September 30, 2022	$1,711	(24,061)	7,878,993	8,253	(1,749,013)	6,115,883	34,554	48,303	82,857	6,198,740

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the nine months ended September 30, 2022 and 2021

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$1,697	(24,436)	7,792,082	(18,625)	(1,765,806)	5,984,912	35,727	37,508	73,235	6,058,147
Net income	—	—	—	—	293,552	293,552	1,315	2,438	3,753	297,305
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	3,157	—	3,157	16	210	226	3,383
Amounts reclassified from accumulated other comprehensive income	—	—	—	2,850	—	2,850	12	247	259	3,109
Deferred compensation plan, net	—	(882)	959	—	—	77	—	—	—	77
Restricted stock issued, net of amortization	2	—	9,466	—	—	9,468	—	—	—	9,468
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(3,662)	—	—	(3,662)	—	—	—	(3,662)
Common stock issued under dividend reinvestment plan	—	—	1,172	—	—	1,172	—	—	—	1,172
Common stock issued, net of issuance costs	13	—	82,497	—	—	82,510	—	—	—	82,510
Common stock issued for partnership units exchanged	—	—	99	—	—	99	(99)	—	(99)	—
Distributions to partners	—	—	—	—	—	—	—	(3,272)	(3,272)	(3,272)
Cash dividends declared:
Common stock/unit ($1.785 per share)	—	—	—	—	(303,414)	(303,414)	(1,359)	—	(1,359)	(304,773)
Balance at September 30, 2021	$1,712	(25,318)	7,882,613	(12,618)	(1,775,668)	6,070,721	35,612	37,131	72,743	6,143,464

Balance at December 31, 2021	$1,712	(22,758)	7,883,458	(10,227)	(1,814,814)	6,037,371	35,447	37,114	72,561	6,109,932
Net income	—	—	—	—	387,602	387,602	1,694	2,354	4,048	391,650
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	17,067	—	17,067	81	1,689	1,770	18,837
Amounts reclassified from accumulated other comprehensive income	—	—	—	1,413	—	1,413	8	142	150	1,563
Deferred compensation plan, net	—	(1,303)	1,303	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	12,697	—	—	12,699	—	—	—	12,699
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(5,996)	—	—	(5,996)	—	—	—	(5,996)
Common stock repurchased and retired	(13)	—	(75,406)	—	—	(75,419)	—	—	—	(75,419)
Common stock issued under dividend reinvestment plan	—	—	388	—	—	388	—	—	—	388
Common stock issued for partnership units exchanged	—	—	1,275	—	—	1,275	(1,275)	—	(1,275)	—
Common stock issued, net of issuance costs	10	—	61,274	—	—	61,284	—	—	—	61,284
Contributions from partners	—	—	—	—	—	—	—	11,903	11,903	11,903
Distributions to partners	—	—	—	—	—	—	—	(4,899)	(4,899)	(4,899)
Cash dividends declared:
Common stock/unit ($1.875 per share)	—	—	—	—	(321,801)	(321,801)	(1,401)	—	(1,401)	(323,202)
Balance at September 30, 2022	$1,711	(24,061)	7,878,993	8,253	(1,749,013)	6,115,883	34,554	48,303	82,857	6,198,740
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2022 and 2021

(in thousands)

(unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$391,650	297,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,462	226,935
Amortization of deferred loan costs and debt premiums	4,297	4,608
(Accretion) and amortization of above and below market lease intangibles, net	(15,625)	(17,244)
Stock-based compensation, net of capitalization	12,592	9,272
Equity in income of investments in real estate partnerships	(47,855)	(26,344)
Gain on sale of real estate, net of tax	(106,459)	(38,198)
Provision for impairment of real estate, net of tax	—	115
Distribution of earnings from investments in real estate partnerships	45,238	54,310
Settlement of derivative instruments	—	(2,472)
Deferred compensation expense	(8,016)	2,707
Realized and unrealized loss (gain) on investments	9,253	(3,177)
Changes in assets and liabilities:
Tenant and other receivables	(18,544)	(8,659)
Deferred leasing costs	(7,022)	(7,103)
Other assets	(4,312)	(6,932)
Accounts payable and other liabilities	21,656	25,879
Tenants' security, escrow deposits and prepaid rent	13,927	(2,524)
Net cash provided by operating activities	528,242	508,478
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $3,061 in 2022 and $2,991 in 2021	(141,275)	(78,111)
Real estate development and capital improvements	(143,724)	(120,827)
Proceeds from sale of real estate	137,280	131,861
Issuance of notes receivable	—	(20)
Investments in real estate partnerships	(13,573)	(21,788)
Return of capital from investments in real estate partnerships	48,473	86,449
Dividends on investment securities	336	125
Acquisition of investment securities	(15,205)	(22,422)
Proceeds from sale of investment securities	15,821	23,162
Net cash used in investing activities	(111,867)	(1,571)
Cash flows from financing activities:
Net proceeds from common stock issuance	61,284	82,510
Repurchase of common shares in conjunction with equity award plans	(6,438)	(4,066)
Common shares repurchased through share repurchase program	(75,419)	—
Proceeds from sale of treasury stock	64	96
Contributions from (distributions to) limited partners in consolidated partnerships, net	1,568	(3,272)
Distributions to exchangeable operating partnership unit holders	(1,413)	(1,363)
Dividends paid to common stockholders	(321,484)	(301,897)
Proceeds from unsecured credit facilities	95,000	—
Repayment of unsecured credit facilities	(95,000)	(265,000)
Repayment of notes payable	(5,995)	(13,764)
Scheduled principal payments	(8,503)	(8,448)
Payment of loan costs	(82)	(7,468)
Net cash used in financing activities	(356,418)	(522,672)
Net increase (decrease) in cash and cash equivalents and restricted cash	59,957	(15,765)
Cash and cash equivalents and restricted cash at beginning of the period	95,027	378,450
Cash and cash equivalents and restricted cash at end of the period	$154,984	362,685

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2022 and 2021

(in thousands)

(unaudited)

	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,985 and $3,012 in 2022 and 2021, respectively)	$115,011	113,647
Cash paid for income taxes, net of refunds	$488	358
Supplemental disclosure of non-cash transactions:
Common stock and exchangeable operating partnership dividends declared but not paid	$107,410	101,753
Acquisition of real estate previously held within investments in real estate partnerships	$17,179	(4,609)
Mortgage loans assumed by Company with the acquisition of real estate	$22,779	111,090
Common stock issued for partnership units exchanged	$1,275	99
Real estate received in lieu of promote interest	$—	13,589
Change in accrued capital expenditures	$10,230	5,830
Common stock issued under dividend reinvestment plan	$388	1,172
Stock-based compensation capitalized	$550	600
Contributions from limited partners in consolidated partnerships	$5,434	—
Common stock issued for dividend reinvestment in trust	$840	826
Contribution of stock awards into trust	$2,136	1,416
Distribution of stock held in trust	$786	966
Change in fair value of securities	$1,896	334

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

September 30, 2022 and December 31, 2021

(in thousands, except unit data)

	2022	2021
Assets	(unaudited)
Real estate assets, at cost	$11,769,796	11,495,581
Less: accumulated depreciation	2,360,663	2,174,963
Real estate assets, net	9,409,133	9,320,618
Investments in real estate partnerships	332,248	372,591
Properties held for sale	2,354	25,574
Cash, cash equivalents, and restricted cash, including $3,752 and $1,930 of restricted cash at September 30, 2022 and December 31, 2021, respectively	154,984	95,027
Tenant and other receivables	173,572	153,091
Deferred leasing costs, less accumulated amortization of $122,690 and $117,878 at September 30, 2022 and December 31, 2021, respectively	69,091	65,741
Acquired lease intangible assets, less accumulated amortization of $332,866 and $312,186 at September 30, 2022 and December 31, 2021, respectively	204,097	212,707
Right of use assets, net	277,656	280,783
Other assets	275,702	266,431
Total assets	$10,898,837	10,792,563
Liabilities and Capital
Liabilities:
Notes payable	$3,729,404	3,718,944
Accounts payable and other liabilities	328,285	322,271
Acquired lease intangible liabilities, less accumulated amortization of $186,515 and $172,293 at September 30, 2022 and December 31, 2021, respectively	350,531	363,276
Lease liabilities	215,100	215,788
Tenants' security, escrow deposits and prepaid rent	76,777	62,352
Total liabilities	4,700,097	4,682,631
Commitments and contingencies	—	—
Capital:
Partners' capital:
General partner; 171,119,166 and 171,213,008 units outstanding at September 30, 2022 and December 31, 2021, respectively	6,107,630	6,047,598
Limited partners; 741,433 and 760,046 units outstanding at September 30, 2022 and December 31, 2021, respectively	34,554	35,447
Accumulated other comprehensive income (loss)	8,253	(10,227)
Total partners' capital	6,150,437	6,072,818
Noncontrolling interest: Limited partners' interests in consolidated partnerships	48,303	37,114
Total capital	6,198,740	6,109,932
Total liabilities and capital	$10,898,837	10,792,563

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Lease income	$295,756	283,303	$882,265	826,390
Other property income	2,466	4,401	8,290	9,428
Management, transaction, and other fees	5,767	19,671	18,950	33,419
Total revenues	303,989	307,375	909,505	869,237
Operating expenses:
Depreciation and amortization	80,270	75,459	237,462	226,935
Operating and maintenance	49,577	43,468	143,788	135,616
General and administrative	20,273	17,789	56,710	58,263
Real estate taxes	37,926	35,779	111,495	107,392
Other operating expenses	949	812	3,739	2,687
Total operating expenses	188,995	173,307	553,194	530,893
Other expense (income):
Interest expense, net	36,361	35,993	109,798	108,741
Provision for impairment of real estate	—	(20)	—	115
Gain on sale of real estate, net of tax	(220)	(6,719)	(106,459)	(38,198)
Net investment loss (income)	1,215	209	9,177	(3,275)
Total other expense (income)	37,356	29,463	12,516	67,383
Income from operations before equity in income of investments in real estate partnerships	77,638	104,605	343,795	270,961
Equity in income of investments in real estate partnerships	11,209	14,243	47,855	26,344
Net income	88,847	118,848	391,650	297,305
Limited partners' interests in consolidated partnerships	(890)	(923)	(2,354)	(2,438)
Net income attributable to common unit holders	$87,957	117,925	$389,296	294,867

Income per common share - basic	$0.51	0.69	$2.26	1.73
Income per common share - diluted	$0.51	0.69	$2.26	1.72

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$88,847	118,848	$391,650	297,305
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	7,069	138	20,473	3,646
Reclassification adjustment of derivative instruments included in net income	72	1,040	1,563	3,109
Unrealized loss on available-for-sale debt securities	(659)	(49)	(1,636)	(263)
Other comprehensive income	6,482	1,129	20,400	6,492
Comprehensive income	95,329	119,977	412,050	303,797
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	890	923	2,354	2,438
Other comprehensive income attributable to noncontrolling interests	589	84	1,831	457
Comprehensive income attributable to noncontrolling interests	1,479	1,007	4,185	2,895
Comprehensive income attributable to the Partnership	$93,850	118,970	$407,865	300,902

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended September 30, 2022 and 2021

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at June 30, 2021	$5,980,738	35,544	(13,658)	6,002,624	37,407	6,040,031
Net income	117,406	519	—	117,925	923	118,848
Other comprehensive loss
Other comprehensive loss before reclassification	—	1	88	89	—	89
Amounts reclassified from accumulated other comprehensive loss	—	4	952	956	84	1,040
Deferred compensation plan, net	77	—	—	77	—	77
Distributions to partners	(101,301)	(456)	—	(101,757)	(1,283)	(103,040)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	3,425	—	—	3,425	—	3,425
Common units issued as a result of common stock issued by Parent Company, net of redemptions	82,510	—	—	82,510	—	82,510
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	484	—	—	484	—	484
Balance at September 30, 2021	$6,083,339	35,612	(12,618)	6,106,333	37,131	6,143,464

Balance at June 30, 2022	$6,122,645	34,611	2,388	6,159,644	46,491	6,206,135
Net income	87,578	379	—	87,957	890	88,847
Other comprehensive income
Other comprehensive income before reclassification	—	27	5,787	5,814	596	6,410
Amounts reclassified from accumulated other comprehensive loss	—	1	78	79	(7)	72
Contributions from partners	—	—	—	—	1,457	1,457
Distributions to partners	(106,946)	(464)	—	(107,410)	(1,124)	(108,534)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	4,125	—	—	4,125	—	4,125
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	228	—	—	228	—	228
Balance at September 30, 2022	$6,107,630	34,554	8,253	6,150,437	48,303	6,198,740

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the nine months ended September 30, 2022 and 2021

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2020	$6,003,537	35,727	(18,625)	6,020,639	37,508	6,058,147
Net income	293,552	1,315	—	294,867	2,438	297,305
Other comprehensive income
Other comprehensive income before reclassification	—	16	3,157	3,173	210	3,383
Amounts reclassified from accumulated other comprehensive loss	—	12	2,850	2,862	247	3,109
Deferred compensation plan, net	77	—	—	77	—	77
Distributions to partners	(303,414)	(1,359)	—	(304,773)	(3,272)	(308,045)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	9,468	—	—	9,468	—	9,468
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	82,510	—	—	82,510	—	82,510
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(2,490)	—	—	(2,490)	—	(2,490)
Common units exchanged for common stock of Parent Company	99	(99)	—	—	—	—
Balance at September 30, 2021	$6,083,339	35,612	(12,618)	6,106,333	37,131	6,143,464

Balance at December 31, 2021	$6,047,598	35,447	(10,227)	6,072,818	37,114	6,109,932
Net income	387,602	1,694	—	389,296	2,354	391,650
Other comprehensive income
Other comprehensive income before reclassification	—	81	17,067	17,148	1,689	18,837
Amounts reclassified from accumulated other comprehensive income	—	8	1,413	1,421	142	1,563
Contributions from partners	—	—	—	—	11,903	11,903
Distributions to partners	(321,801)	(1,401)	—	(323,202)	(4,899)	(328,101)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	12,699	—	—	12,699	—	12,699
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(75,419)	—	—	(75,419)	—	(75,419)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	61,284	—	—	61,284	—	61,284
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(5,608)	—	—	(5,608)	—	(5,608)
Common unit exchanged for common stock of Parent Company	1,275	(1,275)	—	—	—	—
Balance at September 30, 2022	$6,107,630	34,554	8,253	6,150,437	48,303	6,198,740

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2022 and 2021

(in thousands)

(unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$391,650	297,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,462	226,935
Amortization of deferred loan costs and debt premiums	4,297	4,608
(Accretion) and amortization of above and below market lease intangibles, net	(15,625)	(17,244)
Stock-based compensation, net of capitalization	12,592	9,272
Equity in income of investments in real estate partnerships	(47,855)	(26,344)
Gain on sale of real estate, net of tax	(106,459)	(38,198)
Provision for impairment of real estate, net of tax	—	115
Distribution of earnings from investments in real estate partnerships	45,238	54,310
Settlement of derivative instruments	—	(2,472)
Deferred compensation expense	(8,016)	2,707
Realized and unrealized loss (gain) on investments	9,253	(3,177)
Changes in assets and liabilities:
Tenant and other receivables	(18,544)	(8,659)
Deferred leasing costs	(7,022)	(7,103)
Other assets	(4,312)	(6,932)
Accounts payable and other liabilities	21,656	25,879
Tenants' security, escrow deposits and prepaid rent	13,927	(2,524)
Net cash provided by operating activities	528,242	508,478
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $3,061 in 2022 and $2,991 in 2021	(141,275)	(78,111)
Real estate development and capital improvements	(143,724)	(120,827)
Proceeds from sale of real estate	137,280	131,861
Issuance of notes receivable	—	(20)
Investments in real estate partnerships	(13,573)	(21,788)
Return of capital from investments in real estate partnerships	48,473	86,449
Dividends on investment securities	336	125
Acquisition of investment securities	(15,205)	(22,422)
Proceeds from sale of investment securities	15,821	23,162
Net cash used in investing activities	(111,867)	(1,571)
Cash flows from financing activities:
Net proceeds from common stock issuance	61,284	82,510
Repurchase of common shares in conjunction with equity award plans	(6,438)	(4,066)
Common units repurchased through share repurchase program	(75,419)	—
Proceeds from sale of treasury stock	64	96
Contributions from (distributions to) limited partners in consolidated partnerships, net	1,568	(3,272)
Distributions to partners	(322,897)	(303,260)
Proceeds from unsecured credit facilities	95,000	—
Repayment of unsecured credit facilities	(95,000)	(265,000)
Repayment of notes payable	(5,995)	(13,764)
Scheduled principal payments	(8,503)	(8,448)
Payment of loan costs	(82)	(7,468)
Net cash used in financing activities	(356,418)	(522,672)
Net increase (decrease) in cash and cash equivalents and restricted cash	59,957	(15,765)
Cash and cash equivalents and restricted cash at beginning of the period	95,027	378,450
Cash and cash equivalents and restricted cash at end of the period	$154,984	362,685

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2022 and 2021

(in thousands)

(unaudited)

	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,985 and $3,012 in 2022 and 2021, respectively)	$115,011	113,647
Cash paid for income taxes, net of refunds	$488	358
Supplemental disclosure of non-cash transactions:
Common stock and exchangeable operating partnership dividends declared but not paid	$107,410	101,753
Acquisition of real estate previously held within investments in real estate partnerships	$17,179	(4,609)
Mortgage loans assumed by Company with the acquisition of real estate	$22,779	111,090
Common stock issued by Parent Company for partnership units exchanged	$1,275	99
Real estate received in lieu of promote interest	$—	13,589
Change in accrued capital expenditures	$10,230	5,830
Common stock issued by Parent Company for dividend reinvestment plan	$388	1,172
Stock-based compensation capitalized	$550	600
Contributions from limited partners in consolidated partnerships	$5,434	—
Common stock issued for dividend reinvestment in trust	$840	826
Contribution of stock awards into trust	$2,136	1,416
Distribution of stock held in trust	$786	966
Change in fair value of securities	$1,896	334

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

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

As of September 30, 2022, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 308 properties and held partial interests in an additional 96 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Risks and Uncertainties

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent continue to be significantly influenced by many current economic challenges, which impact their cost of doing business, including but not limited to the impact of inflation, labor shortages, supply chain constraints, and increasing energy prices and interest rates. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States. The policies implemented by the U.S. government to address these issues, including raising interest rates, could result in adverse impacts on the U.S. economy, including a slowing of growth and potentially a recession, thereby impacting consumer spending, tenants' businesses, and/or decreasing future demand for space in shopping centers. The potential impact of current economic challenges on the Company’s financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties.

Consolidation

The Company consolidates properties that are wholly-owned and properties where it owns less than 100%, but has control over the activities most important to the overall success of the partnership. Control is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities ("VIEs") and voting interest entities.

Ownership of the Operating Partnership

The Operating Partnership's capital includes general and limited common Partnership Units. As of September 30, 2022, the Parent Company owned approximately 99.6% of the outstanding common Partnership Units of the Operating Partnership, with the remaining limited common Partnership Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). Each EOP unit is exchangeable for cash or one share of common stock of the Parent Company, at the discretion of the Parent Company, and the unit holder cannot require redemption in cash or other assets. The Parent Company has evaluated the conditions as specified under Accounting Standards Codification ("ASC") Topic 480, Distinguishing Liabilities from Equity as it relates to exchangeable operating partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering shares of unregistered common stock. Accordingly, the Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company's only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

Real Estate Partnerships

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

As of September 30, 2022, Regency had a partial ownership interest in 108 properties through partnerships, of which 12 are consolidated into the Company's financial statements. Regency's partners include institutional investors and other real estate developers and/or operators (the "Partners" or "limited partners"). Regency has a variable interest in these entities through its equity interests, with Regency the primary beneficiary in certain of these real estate partnerships. As such, Regency consolidates the partnerships into its financial statements for which it is the primary beneficiary and reports the limited partners’ interests as Noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not control, but has significant influence, Regency recognizes its investment in them using the equity method of accounting.

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

The major classes of assets, liabilities, and non-controlling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Assets
Net real estate investments	$112,909	379,075
Cash, cash equivalents and restricted cash	2,928	5,202
Liabilities
Notes payable	4,931	5,000
Equity
Limited partners' interests in consolidated partnerships	27,339	27,950

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

		Three months ended September 30,			Nine months ended September 30,
(in thousands)	Timing of satisfaction of performance obligations	2022	2021		2022	2021
Management, transaction and other fees:
Property management services	Over time	$3,224	3,450		$10,152	10,974
Asset management services	Over time	1,680	1,709		5,105	5,143
Leasing services	Point in time	729	879		2,895	3,066
Other transaction fees	Point in time	134	13,633	(1)	798	14,236	(1)
Total management, transaction, and other fees		$5,767	19,671		$18,950	33,419

(1)
Includes $13.6 million of promote income earned for exceeding partnership return thresholds resulting from the Company's performance as managing member. This consideration was paid in the form of a real estate asset.

The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $14.5 million and $13.2 million, as of September 30, 2022 and December 31, 2021, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

2.	Real Estate Investments

The following tables detail the shopping centers acquired or land acquired for development during the periods set forth below:

(in thousands)		Nine months ended September 30, 2022
Date Purchased	Property Name	City/State	Property Type	Regency Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (1)	Intangible Assets (1)	Intangible Liabilities (1)
Consolidated
3/1/2022	Glenwood Green	Old Bridge, NJ	Development	70%	$11,000	—	—	—
3/31/2022	Island Village	Bainbridge Island, WA	Operating	100%	30,650	—	2,900	6,839
4/1/2022	Apple Valley (2)	Apple Valley, MN	Operating	100%	34,070	—	4,773	490
4/1/2022	Cedar Commons (2)	Minneapolis, MN	Operating	100%	29,330	—	4,369	58
4/1/2022	Corral Hollow (2)	Tracy, CA	Operating	100%	40,600	—	3,410	74
4/1/2022	Shops at the Columbia (2)	Washington, DC	Operating	100%	14,000	—	889	181
5/6/2022	Baederwood Shoppes	Jenkintown, PA	Operating	80%	51,603	22,779	5,796	1,062
Total consolidated					$211,253	22,779	22,137	8,704
Unconsolidated
3/25/2022	Naperville Plaza	Naperville, IL	Operating	20%	52,380	22,074	4,336	814
6/24/2022	Baybrook East 1B	Houston, TX	Development	50%	5,540	—	—	—
Total unconsolidated					$57,920	22,074	4,336	814

Total property acquisitions					$269,173	44,853	26,473	9,518

(1)
Amounts reflected for purchase price and allocation are reflected at 100%.
(2)
These properties were part of the four-property portfolio purchased from an existing unconsolidated real estate partnership, RegCal, LLC, in which the Company held a 25% ownership interest. The basis allocated to Real estate assets was $93.2 million on a combined basis, including the Company's carry over basis related to its 25% previously owned equity investment in the partnership.

(in thousands)		Nine months ended September 30, 2021
Date Purchased	Property Name	City/State	Property Type	Regency Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (1)	Intangible Assets (1)	Intangible Liabilities (1)
Consolidated
7/30/2021	Willa Springs (2)	Winter Springs, FL	Operating	100%	$34,500	17,682	1,562	643
8/1/2021	Dunwoody Hall (2)	Dunwoody, GA	Operating	100%	32,000	14,612	2,255	973
8/1/2021	Alden Bridge (2)	Woodlands, TX	Operating	100%	43,000	27,529	3,198	2,308
8/1/2021	Hasley Canyon Village (2)	Castaic, CA	Operating	100%	31,000	16,941	2,037	—
8/1/2021	Shiloh Springs (2)	Garland, TX	Operating	100%	19,500	—	1,825	1,079
8/1/2021	Bethany Park Place (2)	Allen, TX	Operating	100%	18,000	10,800	996	1,732
8/1/2021	Blossom Valley (2)	Mountain View, CA	Operating	100%	44,000	23,611	2,895	732
Total consolidated					$222,000	111,175	14,768	7,467

Total property acquisitions					$222,000	111,175	14,768	7,467

(1)
Amounts reflected for purchase price and allocation are reflected at 100%.
(2)
These properties were part of the seven-property portfolio purchased from an existing unconsolidated real estate partnership, US Regency Retail I, LLC. The basis allocated to Real estate assets was $192.9 million, including the Company's carryover basis related to its 20% previously owned equity interest in the partnership.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

3.	Property Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except number sold data)	2022	2021	2022	2021
Net proceeds from sale of real estate investments	$859	24,284	$137,280	131,861
Gain on sale of real estate, net of tax	220	6,719	106,459	38,198
Provision for impairment of real estate sold	—	(20)	—	115
Number of operating properties sold	—	—	1	6
Number of land parcels and development project interests sold	1	3	4	4
Percent interest sold	100%	100%	100%	100%

At September 30, 2022, the Company also had one land parcel classified within Properties held for sale on the Consolidated Balance Sheets.

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the dates set forth below:

(in thousands)	September 30, 2022	December 31, 2021
Goodwill, net	$167,095	167,095
Investments	52,977	65,112
Prepaid and other	37,023	21,332
Deferred financing costs, net	5,729	7,448
Furniture, fixtures, and equipment, net	5,732	5,444
Derivative assets	7,146	—
Total other assets	$275,702	266,431

5.	Notes Payable and Unsecured Credit Facilities

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	September 30, 2022	December 31, 2021
Notes payable:
Fixed rate mortgage loans	3.9%	3.5%	$344,843	359,414
Variable rate mortgage loans (1)	3.3%	3.6%	137,284	115,539
Fixed rate unsecured debt	3.8%	4.0%	3,247,277	3,243,991
Total notes payable			3,729,404	3,718,944
Unsecured credit facilities:
$1.25 Billion Line of Credit (the "Line") (2)	3.4%	3.8%	—	—
Total debt outstanding			$3,729,404	3,718,944
(1)
Five of these six variable rate loans, representing $132.4 million of debt in the aggregate, have interest rate swaps in place to mitigate interest rate fluctuation risk. Based on these swap agreements, the effective fixed rates of the five loans range from 2.5% to 4.1%.
(2)
Weighted average effective rate for the Line is calculated based on a fully drawn balance using the period end variable rate.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	September 30, 2022
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2022 (2)	$2,738	—	—	2,738
2023	9,695	59,376	—	69,071
2024	4,849	90,742	250,000	345,591
2025	3,732	45,000	250,000	298,732
2026	3,922	112,365	200,000	316,287
Beyond 5 Years	6,661	138,234	2,575,000	2,719,895
Unamortized debt premium/(discount) and issuance costs	—	4,813	(27,723)	(22,910)
Total	$31,597	450,530	3,247,277	3,729,404
(1)
Includes unsecured public and private debt and unsecured credit facilities.
(2)
Reflects scheduled principal payments for the remainder of the year.

The Company was in compliance as of September 30, 2022, with all financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities and expects to remain in compliance thereafter.

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

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Receive Variable Rate of	Pay Fixed Rate of	September 30, 2022	December 31, 2021
4/7/16	4/1/23	$18,736	1 Month LIBOR	1.303%	$261	(175)
12/1/16	11/1/23	31,291	1 Month LIBOR (2)	1.490%	948	(412)
9/17/19	3/17/25	24,000	1 Month LIBOR	1.542%	1,495	(364)
6/2/17	6/2/27	35,589	1 Month LIBOR with Floor	2.366%	2,362	(1,907)
12/20/19 (3)	12/19/26	24,365	1 Month LIBOR	1.750%	2,080	—
					$7,146	(2,858)
(1)
Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.
(2)
In October 2022, the Company amended this LIBOR-based interest rate swap and related variable rate mortgage loan to transition to SOFR.
(3)
The Company assumed this interest rate swap which hedges debt also assumed with the purchase of Baederwood Shoppes in May 2022.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of September 30, 2022, does not have any derivatives that are not designated as hedges.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss) ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
(in thousands)	2022	2021		2022	2021		2022	2021
Interest rate swaps	$7,069	138	Interest expense	$72	1,040	Interest expense, net	$36,361	35,993

	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
(in thousands)	2022	2021		2022	2021		2022	2021
Interest rate swaps	$20,473	3,646	Interest expense	$1,563	3,109	Interest expense, net	$109,798	108,741

As of September 30, 2022, the Company expects approximately $4.3 million of accumulated comprehensive income on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

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

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in ASC Topic 842:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease income
Fixed and in-substance fixed lease income	$215,077	201,183	$634,416	594,471
Variable lease income	70,473	62,810	210,390	195,538
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	5,484	6,457	16,786	18,460
Uncollectible straight-line rent	3,612	3,655	8,517	(172)
Uncollectible amounts billable in lease income	1,110	9,198	12,156	18,093
Total lease income	$295,756	283,303	$882,265	826,390

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

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

The following table represents the components of Tenant and other receivables in the accompanying Consolidated Balance Sheets:

(in thousands)	September 30, 2022	December 31, 2021
Tenant receivables	$25,802	27,354
Straight-line rent receivables	122,346	103,942
Other receivables (1)	25,424	21,795
Total tenant and other receivables	$173,572	153,091
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

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,729,404	3,338,134	3,718,944	4,103,533

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of September 30, 2022, and December 31, 2021, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

September 30, 2022

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment loss (income) in the accompanying Consolidated Statements of Operations, and include unrealized losses of $1.0 million and $1.5 million during the three months ended September 30, 2022 and 2021, respectively, and unrealized losses of $9.5 million and unrealized gains of $217,000 during the nine months ended September 30, 2022 and 2021, respectively, on equity securities.

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$38,848	38,848	—	—
Available-for-sale debt securities	14,129	—	14,129	—
Interest rate derivatives	7,146	—	7,146	—
Total	$60,123	38,848	21,275	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

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

During the nine months ended September 30, 2022, there were no real estate assets remeasured to estimated fair value on a nonrecurring basis. During the year ended December 31, 2021, the Company revalued two shopping centers to estimated fair value due to a change in expected hold period using a discounted cash flow model with a discount rate of 7.2% and a terminal capitalization rate of 5.25%.

9.	Equity and Capital

Common Stock of the Parent Company

Dividends Declared

On November 2, 2022, our Board of Directors declared a common stock dividend of $0.65 per share, payable on January 4, 2023, to shareholders of record as of December 16, 2022.

At the Market ("ATM") Program

Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale.

During 2021, the Company entered into forward sale agreements under its ATM program to issue shares of its common stock at a weighted average offering price of $64.59 before any underwriting discount and offering expenses. In April 2022, the Company settled 984,618 shares subject to forward sales agreements and received proceeds of approximately $61.3 million, after approximately $3.3 million in underwriting discounts and offering expenses. The proceeds were used to fund acquisitions. All shares are now settled under the forward sales agreements. No sales occurred under the ATM program during 2022.

As of September 30, 2022, $350.4 million of common stock remained available for issuance under this ATM equity program.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

During the nine months ended September 30, 2022, the Company executed multiple trades to repurchase 1,294,201 common shares under the Authorized Repurchase Program for a total of $75.4 million at a weighted average price of $58.25 per share. All repurchased shares were retired on the respective settlement dates. At September 30, 2022, the Company has $174.6 million remaining available under the authorized common share repurchase program.

Common Units of the Operating Partnership

Common units of the operating partnership are issued or redeemed and retired for each of the shares of Parent Company common stock issued or repurchased and retired, as described above. During the nine months ended September 30, 2022, 18,613 Partnership Units were converted to Parent Company common stock.

10.	Stock-Based Compensation

During the nine months ended September 30, 2022, the Company granted 272,003 shares of restricted stock with a weighted-average grant-date fair value of $72.88 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and records forfeitures as they occur.

11.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Income attributable to common stockholders - basic	$87,578	117,406	$387,602	293,552
Income attributable to common stockholders - diluted	$87,578	117,406	$387,602	293,552
Denominator:
Weighted average common shares outstanding for basic EPS	171,121	170,090	171,499	169,906
Weighted average common shares outstanding for diluted EPS	171,525	170,589	171,870	170,314
Income per common share – basic	$0.51	0.69	$2.26	1.73
Income per common share – diluted	$0.51	0.69	$2.26	1.72

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding were 741,433 and 760,046 for the three months ended September 30, 2022 and 2021, respectively, and were 750,671 and 762,601 for the nine months ended September 30, 2022 and 2021, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Income attributable to common unit holders - basic	$87,957	117,925	$389,296	294,867
Income attributable to common unit holders - diluted	$87,957	117,925	$389,296	294,867
Denominator:
Weighted average common units outstanding for basic EPU	171,862	170,850	172,249	170,668
Weighted average common units outstanding for diluted EPU	172,267	171,349	172,620	171,076
Income per common unit – basic	$0.51	0.69	$2.26	1.73
Income per common unit – diluted	$0.51	0.69	$2.26	1.72

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

12.	Commitments and Contingencies

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

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. As of September 30, 2022 and December 31, 2021, the Company had $9.4 million in letters of credit outstanding. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects.

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

Overview of Our Strategy

Regency Centers Corporation began its operations as a publicly-traded REIT in 1993, and as of September 30, 2022, had full or partial ownership interests in 404 retail properties. Our properties are high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban markets within the country's most desirable metro areas and contain approximately 51.1 million square feet ("SF") of gross leasable area ("GLA"). All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P. and its wholly-owned subsidiaries, and through our co-investment partnerships. As of September 30, 2022, the Parent Company owns approximately 99.6% of the outstanding common partnership units of the Operating Partnership.

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

Risks and Uncertainties

The success of our tenants in operating their businesses and their corresponding ability to pay rent continue to be significantly influenced by many current economic challenges, which impact their cost of doing business, including, but not limited to, the impact of inflation, labor shortages, supply chain constraints, and increasing energy prices and interest rates. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States. The policies implemented by the U.S. government to address these issues, including raising interest rates, could result in adverse impacts on the U.S. economy, including a slowing of growth and potentially a recession, thereby impacting consumer spending, our tenants' businesses, and/or decreasing future demand for space in our shopping centers. Refer to Item 1, Note 1 to Unaudited Consolidated Financial Statements.

Please also refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, including, without limitation, the Risk Factors discussed in Item 1A of Part I thereof, and the Risk Factors described in Part II, Item 1A of this Form 10-Q.

Executing on our Strategy

During the nine months ended September 30, 2022, we had Net income attributable to common stockholders of $387.6 million, which includes gains on sale of real estate of $106.5 million, as compared to $293.6 million during the nine months ended September 30, 2021.

During the nine months ended September 30, 2022:

•
Our Pro-rata same property NOI, excluding termination fees, increased 2.5%, as compared to the nine months ended September 30, 2021, primarily attributable to continued improvement in collections of lease income from cash basis tenants, combined with improvements in base rent from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on new and renewal leases.
•
We executed 1,474 new and renewal leasing transactions representing 5.6 million Pro-rata SF during the nine months ended September 30, 2022 as compared to 1,489 leasing transactions representing 5.1 million Pro-rata SF during the nine months ended September 30, 2021. Rent spreads for the trailing twelve months ended September 30, 2022, were positive 8.8%. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property space, including spaces vacant greater than twelve months.
•
At September 30, 2022, December 31, 2021, and September 30, 2021 our total property portfolio was 94.6%, 94.1%, and 93.5% leased, respectively. At September 30, 2022, December 31, 2021, and September 30, 2021 our Same Property portfolio was 94.7%, 94.3%, and 93.8% leased, respectively.

We continued our development and redevelopment of high quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects total $398.4 million at September 30, 2022 as compared to $307.3 million at December 31, 2021.
•
Redevelopment projects completed during 2022 represent $20.8 million of estimated net project cost with a weighted average incremental stabilized yield of 9%.

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
•
At September 30, 2022, our Pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 5.0x as compared to 5.1x at December 31, 2021.

Property Portfolio

The following table summarizes general information related to the Consolidated Properties in our portfolio:

(GLA in thousands)	September 30, 2022	December 31, 2021
Number of Properties	308	302
GLA	38,647	37,864
% Leased – Operating and Development	94.7%	94.0%
% Leased – Operating	94.9%	94.1%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$23.71	$23.17

The following table summarizes general information related to the Unconsolidated Properties owned in co-investment partnerships in our portfolio:

(GLA in thousands)	September 30, 2022	December 31, 2021
Number of Properties	96	103
GLA	12,468	13,300
% Leased – Operating and Development	93.3%	93.9%
% Leased –Operating	93.4%	93.9%
Weighted average annual effective rent PSF, net of tenant concessions	$23.10	$22.37

For the purpose of the following disclosures of occupancy and leasing activity, "anchor space" is considered space greater than or equal to 10,000 SF and "shop space" is less than 10,000 SF. The following table summarizes Pro-rata occupancy rates of our combined Consolidated and Unconsolidated shopping center portfolio:

	September 30, 2022	December 31, 2021
% Leased – All Properties	94.6%	94.1%
Anchor space	96.9%	97.0%
Shop space	90.8%	89.2%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our co-investment partnerships:

	Nine months ended September 30, 2022
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	17	498	$14.74	$15.12	$5.57
Renewal	88	2,592	16.39	0.87	0.17
Total Anchor Leases	105	3,090	$16.12	$3.17	$1.04
Shop Space
New	419	802	$37.62	$36.41	$11.93
Renewal	950	1,737	35.98	1.69	0.89
Total Shop Space Leases	1,369	2,539	$36.50	$12.66	$4.37
Total Leases	1,474	5,629	$25.31	$7.45	$2.55

	Nine months ended September 30, 2021
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Leases
New	19	366	$12.02	$35.69	$4.93
Renewal	92	2,219	14.64	0.65	0.19
Total Anchor Leases	111	2,585	$14.27	$5.61	$0.86
Shop Space
New	415	726	$34.01	$26.58	$8.79
Renewal	963	1,763	34.01	1.81	0.78
Total Shop Space Leases	1,378	2,489	$34.01	$9.04	$3.11
Total Leases	1,489	5,074	$23.95	$7.29	$1.96

The weighted average annual base rent ("ABR") per square foot on signed shop space leases during 2022 was $36.50 PSF, which is higher than the ABR rent per square foot of all shop space leases due to expire during the next 12 months of $34.42 PSF. New and renewal rent spreads on a trailing twelve month basis were positive at 8.8% as compared to prior rents on those same spaces.

The success of our tenants in operating their businesses and their corresponding ability to pay us rent continue to be significantly impacted by many current economic challenges, which impact their cost of doing business, including, but not limited to, inflation, labor shortages, supply chain constraints, and increasing energy prices and interest rates. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States.

These economic conditions could adversely impact our volume of leasing activity, leasing spreads, and financial results generally, as well as negatively affect the business and financial results of our tenants. The aggregate impacts of these current economic challenges may also negatively affect the overall market for retail space, resulting in decreased demand for space in our centers. This, in turn, could result in pricing pressure on rents that we are able to charge to new or renewing tenants, such that future rent spreads could be adversely impacted. Further, we may experience higher costs for tenant buildouts, as costs of materials and labor may increase and supply and availability of both may become more limited.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks by avoiding dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants with ABR greater than 2%, of which four of the top five are grocers:

	September 30, 2022
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of ABR (1)
Publix	67	7.1%	3.3%
Kroger Co.	53	7.3%	3.1%
Albertsons Companies, Inc.	46	4.7%	3.0%
Amazon/Whole Foods	36	2.9%	2.7%
TJX Companies, Inc.	63	3.6%	2.6%
(1)
Includes Regency's Pro-rata share of Unconsolidated Properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

Our management team devotes significant time to researching and monitoring consumer preferences and trends, customer shopping behaviors, changes in delivery methods, shifts to e-commerce, and changing demographics in order to anticipate the challenges and opportunities impacting our industry. We seek to mitigate these potential impacts through maintaining a high quality portfolio, tenant diversification, replacing weaker tenants with stronger operators, anchoring our centers with market leading grocery stores that drive customer traffic, and maintaining a presence in suburban trade areas with compelling demographic populations benefiting from high levels of disposal income. The potential for a recession and the severity and duration of any economic downturn could negatively impact our existing tenants and their ability to continue to meet their lease obligations, which could result in increased bankruptcy filings.

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

Results from Operations

Comparison of the three months ended September 30, 2022 and 2021:

Our revenues changed as summarized in the following table:

	Three months ended September 30,
(in thousands)	2022	2021	Change
Lease income
Base rent	$207,555	192,433	15,122
Recoveries from tenants	69,376	62,234	7,142
Percentage rent	1,884	1,271	613
Uncollectible lease income	1,110	9,198	(8,088)
Other lease income	3,426	4,145	(719)
Straight-line rent	6,921	7,565	(644)
Above / below market rent amortization	5,484	6,457	(973)
Total lease income	$295,756	283,303	12,453
Other property income	2,466	4,401	(1,935)
Management, transaction, and other fees	5,767	19,671	(13,904)
Total revenues	$303,989	307,375	(3,386)

Lease income increased $12.5 million, on a net basis, driven by the following contractually billable components of rent to the tenants per the lease agreements:

•
$15.1 million increase from billable Base rent, as follows:
o
$5.6 million increase from acquisitions of operating properties as well as from rent commencements at development properties; and
o
$11.1 million net increase from same properties, including a $3.1 million increase related to our acquisition and resulting consolidation of the eleven properties previously held in the USAA and RegCal partnerships, and a $8.0 million net increase in the remaining same properties due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases; offset by
o
$1.6 million decrease from the sale of operating properties.
•
$7.1 million increase from Recoveries from tenants, which represents the tenants' Pro-rata share of the operating, maintenance, insurance and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, primarily from the following:
o
$2.3 million increase from acquisition of operating properties and rent commencing at development properties; and
o
$5.3 million net increase from same properties due to increases in recoverable expenses; offset by
o
$520,000 decrease from the sale of operating properties.
•
$613,000 increase in percentage rent primarily due to improvements in tenant sales.
•
$8.1 million decrease from changes in Uncollectible lease income.
o
During 2022, Uncollectible lease income was a net positive $1.1 million driven by the $2.6 million collection of prior period reserves on cash basis tenants and $288,000 positive impact of lease modification agreements, offset by the $1.7 million reserve recognized on current period billings.
o
During 2021, Uncollectible lease income was a net positive $9.2 million driven by $13.7 million collection of prior period reserves on cash basis tenants exceeding $4.5 million reserve recognized on current period billings.
•
$719,000 decrease in Other lease income primarily due to a decrease in lease termination fees.
•
$644,000 decrease in Straight-line rent.
o
During 2022, Straight-line rent was $6.9 million, driven by $3.3 million of new straight-line rents and $3.9 million of reinstated straight-line rents from returning tenants to accrual basis of accounting, offset by $313,000 of uncollectible straight-line rents on cash basis tenants.
o
During 2021, Straight-line rent was $7.6 million driven by $3.9 million of new straight-line rents and $5.0 million of reinstated straight-line rents from returning tenants to accrual basis of accounting, offset by $1.3 million of uncollectible straight-line rents on cash basis tenants.
•
$973,000 decrease in Above and below market rent primarily from same properties driven by the timing of lease activity on acquired in-place tenant leases.

Other property income decreased $1.9 million primarily due to a decrease in settlements, which were higher during 2021.

Management, transaction, and other fees decreased $13.9 million primarily due to $13.6 million of promote income recognized during 2021 for our performance as managing member of the USAA partnership.

Changes in our operating expenses are summarized in the following table:

	Three months ended September 30,
(in thousands)	2022	2021	Change
Depreciation and amortization	$80,270	75,459	4,811
Operating and maintenance	49,577	43,468	6,109
General and administrative	20,273	17,789	2,484
Real estate taxes	37,926	35,779	2,147
Other operating expenses	949	812	137
Total operating expenses	$188,995	173,307	15,688

Depreciation and amortization costs increased $4.8 million, on a net basis, as follows:

•
$4.1 million increase from acquisitions of operating properties and corporate assets, as well as from development properties where tenant spaces became available for occupancy; and
•
$871,000 increase from same properties, primarily related to redevelopment projects; offset by
•
$124,000 decrease from the sale of operating properties.

Operating and maintenance costs increased $6.1 million, on a net basis, as follows:

•
$2.7 million net increase from acquisitions of operating properties, from development properties, and from hurricane related clean up; and
•
$3.8 million increase from same properties primarily attributable to an increase in costs associated with general property maintenance and tenant utilities as our centers return to customary pre-pandemic operating levels, as well as additional management fees; offset by
•
$405,000 decrease from the sale of operating properties.

General and administrative costs increased $2.5 million, on a net basis, as follows:

•
$2.2 million increase in compensation costs, primarily driven by performance based incentive compensation;
•
$672,000 increase due to lower development overhead capitalization based on the status and progress of our development and redevelopment projects; and
•
$569,000 net increase in other corporate overhead costs primarily driven by travel and entertainment returning to more customary pre-pandemic levels; offset by
•
$860,000 net decrease due to changes in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income.

Real estate taxes increased $2.1 million, on a net basis, from acquisitions of operating properties, as well as from same properties, primarily from the consolidation of the properties previously held in the USAA and RegCal partnerships.

The following table presents the components of other expense (income):

	Three months ended September 30,
(in thousands)	2022	2021	Change
Interest expense, net
Interest on notes payable	$37,187	36,628	559
Interest on unsecured credit facilities	524	558	(34)
Capitalized interest	(1,171)	(1,147)	(24)
Hedge expense	109	109	—
Interest income	(288)	(155)	(133)
Interest expense, net	$36,361	35,993	368
Provision for impairment of real estate, net of tax	—	(20)	20
Gain on sale of real estate, net of tax	(220)	(6,719)	6,499
Net investment loss (income)	1,215	209	1,006
Total other expense (income)	$37,356	29,463	7,893

During the three months ended September 30, 2022, we recognized a gain on sale of $220,000 for one land parcel. During the three months ended September 30, 2021, we recognized gains on sale of $6.7 million from two land parcels and a portion of an operating property.

Net investment loss increased $1.0 million primarily driven by changes in realized and unrealized gains and losses during 2022 on investments held in the non-qualified deferred compensation plan and our captive insurance company. There is an offsetting $860,000 benefit in General and administrative costs related to participant obligations within the deferred compensation plans.

Our equity in income of investments in real estate partnerships changed as follows:

		Three months ended September 30,
(in thousands)	Regency's Ownership	2022	2021	Change
GRI - Regency, LLC (GRIR)	40.00%	$8,876	10,080	(1,204)
New York Common Retirement Fund (NYC) (1)	30.00%	(49)	266	(315)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	452	562	(110)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	388	702	(314)
Columbia Village District, LLC	30.00%	454	372	82
RegCal, LLC (RegCal) (2)	25.00%	124	530	(406)
US Regency Retail I, LLC (USAA) (3)	20.01%	—	81	(81)
Other investments in real estate partnerships	31.00% - 50.00%	964	1,650	(686)
Total equity in income of investments in real estate partnerships		$11,209	14,243	(3,034)
(1)
On May 25, 2022, the NYC partnership sold its remaining two properties and distributed sales proceeds to its members. Dissolution will follow final distributions, which are expected in 2023.
(2)
On April 1, 2022, we acquired our partner's 75% share in four properties held in the RegCal partnership for a total purchase price of $88.5 million; therefore, results following the date of acquisition are included in consolidated results. A single operating property remains within RegCal, LLC, at September 30, 2022.
(3)
On August 1, 2021, we acquired our partner's 80% interest in the seven properties held in the USAA partnership; therefore, results following the date of acquisition are included in consolidated results.

The $3.0 million decrease in our equity in income of investments in real estate partnerships is largely attributable to the following changes:

•
$1.2 million decrease within GRIR, primarily due to positive impact in 2021 of collections of previously reserved rents and reinstatement of straight-line rents;
•
$315,000 decrease within NYC as all properties were sold prior to the three months ended September 30, 2022;
•
$406,000 decrease within RegCal as five of the six properties were sold prior to the three months ended September 30, 2022; and
•
$686,000 decrease within Other investments in real estate partnerships, primarily from the gain on sale of a single property partnership that occurred during 2021.

The following represents the remaining components that comprised net income attributable to common stockholders and unit holders:

	Three months ended September 30,
(in thousands)	2022	2021	Change
Net income	$88,847	118,848	(30,001)
Income attributable to noncontrolling interests	(1,269)	(1,442)	173
Net income attributable to common stockholders	$87,578	117,406	(29,828)
Net income attributable to exchangeable operating partnership units	(379)	(519)	140
Net income attributable to common unit holders	$87,957	117,925	(29,968)

Results from Operations

Comparison of the nine months ended September 30, 2022 and 2021:

Our revenues changed as summarized in the following table:

	Nine months ended September 30,
(in thousands)	2022	2021	Change
Lease income
Base rent	$611,160	570,602	40,558
Recoveries from tenants	205,614	193,079	12,535
Percentage rent	7,583	5,386	2,197
Uncollectible lease income	12,156	18,093	(5,937)
Other lease income	10,561	11,172	(611)
Straight-line rent	18,405	9,598	8,807
Above / below market rent amortization	16,786	18,460	(1,674)
Total lease income	$882,265	826,390	55,875
Other property income	8,290	9,428	(1,138)
Management, transaction, and other fees	18,950	33,419	(14,469)
Total revenues	$909,505	869,237	40,268

Lease income increased $55.9 million, on a net basis, driven by the following contractually billable components of rent to the tenants per the lease agreements:

•
$40.6 million increase from billable Base rent, as follows:
o
$1.4 million net increase from rent commencements at development properties;
o
$14.5 million increase from acquisitions of operating properties; and
o
$30.6 million net increase from same properties, including a $11.7 million increase related to our acquisition and resulting consolidation of the eleven properties previously held in the USAA and RegCal partnerships, and a $18.9 million net increase in the remaining same properties due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal lease; offset by
o
$5.9 million decrease from the sale of operating properties.
•
$12.5 million increase from Recoveries from tenants, which represents the tenants' Pro-rata share of the operating, maintenance, insurance and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, primarily from the following:
o
$6.2 million increase from acquisition of operating properties and rent commencing at development properties; and
o
$8.0 million net increase from same properties due to increases in recoverable expenses; offset by
o
$1.7 million decrease from the sale of operating properties.
•
$2.2 million increase in percentage rent primarily due to improvements in tenant sales.
•
$5.9 million decrease from favorable changes in Uncollectible lease income.
o
During 2022, Uncollectible lease income was a net positive $12.2 million driven by $16.9 million collection of prior period reserves on cash basis tenants and $2.1 million positive impact of lease modification agreements, offset by the $6.8 million reserve recognized on current period billings.
o
During 2021, Uncollectible lease income was a net positive $18.1 million driven by $37.7 million collection of prior period reserves on cash basis tenants exceeding the $19.6 million reserve recognized on 2021 billings.
•
$8.8 million increase in Straight-line rent.
o
During 2022, Straight-line rent was $18.4 million, driven by $9.9 million of new straight-line rents and $10.7 million of reinstated straight-line rents from returning tenants to accrual basis of accounting, offset by $2.2 million of uncollectible straight-line rents on cash basis tenants.

o
During 2021, Straight-line rent was $9.6 million driven by $9.8 million of new straight-line rents and $5.0 million of reinstated straight-line rents from returning tenants to accrual basis of accounting, offset by $5.2 million of uncollectible straight-line rents on cash basis tenants.
•
$1.7 million decrease in Above and below market rent primarily from same properties driven by the timing of lease activity on acquired in-place tenant leases.

Other property income decreased $1.1 million primarily due to a decrease in settlements, which were higher during 2021.

Management, transaction, and other fees decreased $14.5 million primarily due to $13.6 million of one-time promote income recognized during 2021 for our performance as managing member of the USAA partnership, as well as a decrease in property management fees resulting from a smaller portfolio of properties held within our co-investment partnerships following the sale of several properties to third parties or the purchase and consolidation by Regency.

Changes in our operating expenses are summarized in the following table:

	Nine months ended September 30,
(in thousands)	2022	2021	Change
Depreciation and amortization	$237,462	226,935	10,527
Operating and maintenance	143,788	135,616	8,172
General and administrative	56,710	58,263	(1,553)
Real estate taxes	111,495	107,392	4,103
Other operating expenses	3,739	2,687	1,052
Total operating expenses	$553,194	530,893	22,301

Depreciation and amortization costs increased $10.5 million, on a net basis, as follows:

•
$549,000 increase from development properties where tenant spaces became available for occupancy, offset by decreases in corporate asset depreciation;
•
$10.3 million increase from acquisitions of operating properties; and
•
$2.0 million increase from same properties, primarily related to redevelopment projects; offset by
•
$2.3 million decrease from the sale of operating properties.

Operating and maintenance costs increased $8.2 million, on a net basis, as follows:

•
$509,000 increase from development properties where tenant spaces became available for occupancy;
•
$4.1 million increase from acquisitions of operating properties; and
•
$7.1 million increase from same properties primarily attributable to higher insurance premiums as well as an increase in costs associated with general property maintenance as our centers return to customary operating levels; offset by
•
$3.5 million decrease from the sale of operating properties.

General and administrative costs decreased $1.6 million, on a net basis, as follows:

•
$10.7 million net decrease due to changes in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income; offset by
•
$5.7 million net increase in compensation costs primarily driven by performance based incentive compensation and annual base salary increases;
•
$2.3 million net increase in other corporate overhead costs primarily driven by travel and entertainment costs returning to customary levels; and
•
$1.1 million increase due to lower development overhead capitalization based on the timing and progress of our development and redevelopment projects.

Real estate taxes increased $4.1 million, on a net basis, as follows:

•
$738,000 increase from developments where capitalization ceased and spaces became available for occupancy;
•
$3.3 million increase from acquisitions of operating properties; and
•
$1.4 million net increase at same properties including $2.1 million increase related to our acquisition and resulting consolidation of the eleven properties previously held in the USAA and RegCal partnerships, offset by $718,000 decrease at various properties within the portfolio from lower assessed values; offset by
•
$1.3 million decrease from the sale of operating properties.

The following table presents the components of other expense (income):

	Nine months ended September 30,
(in thousands)	2022	2021	Change
Interest expense, net
Interest on notes payable	$111,547	110,252	1,295
Interest on unsecured credit facilities	1,500	1,636	(136)
Capitalized interest	(2,985)	(3,012)	27
Hedge expense	328	328	—
Interest income	(592)	(463)	(129)
Interest expense, net	$109,798	108,741	1,057
Provision for impairment of real estate, net of tax	—	115	(115)
Gain on sale of real estate, net of tax	(106,459)	(38,198)	(68,261)
Net investment loss (income)	9,177	(3,275)	12,452
Total other expense (income)	$12,516	67,383	(54,867)

The $1.1 million net increase in Interest expense is primarily driven by an increase in mortgage interest expense from assumed loans on recently acquired properties. We expect that refinancing our debt at maturity or borrowing on our variable rate Line, in the current interest rate environment, could result in higher interest expense in future periods if rates remain elevated.

During the nine months ended September 30, 2022, we recognized gains on sale of $106.5 million for four land parcels and one operating property. During the nine months ended September 30, 2021, we recognized gains on sale of $38.2 million from three land parcels, five operating properties, and a portion of an operating property.

Net investment income decreased $12.5 million primarily driven by realized and unrealized losses during 2022 of investments held in the non-qualified deferred compensation plan and our captive insurance company. There is an offsetting $10.7 million benefit in General and administrative costs related to participant obligations within the deferred compensation plans.

Our equity in income of investments in real estate partnerships increased as follows:

		Nine months ended September 30,
(in thousands)	Regency's Ownership	2022	2021	Change
GRI - Regency, LLC (GRIR)	40.00%	$27,280	26,014	1,266
New York Common Retirement Fund (NYC) (1)	30.00%	9,162	127	9,035
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	1,396	1,494	(98)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	1,307	1,702	(395)
Columbia Village District, LLC	30.00%	1,154	1,058	96
RegCal, LLC (RegCal) (2)	25.00%	4,374	1,486	2,888
US Regency Retail I, LLC (USAA) (3)	20.01%	—	631	(631)
Other investments in real estate partnerships	35.00% - 50.00%	3,182	(6,168)	9,350
Total equity in income of investments in real estate partnerships		$47,855	26,344	21,511
(1)
On May 25, 2022, the NYC partnership sold its remaining two properties and distributed sales proceeds to its members. Dissolution will follow final distributions, which are expected in 2023.
(2)
We acquired our partner's 75% share in four properties held in the RegCal partnership for a total purchase price of $88.5 million on April 1, 2022; therefore results following the date of acquisition are included in consolidated results. A single operating property remains within RegCal, LLC, at September 30, 2022.
(3)
We acquired our partner's 80% interest in the seven properties held in the USAA partnership on August 1, 2021; therefore results following the date of acquisition are included in consolidated results.

The $21.5 million increase in our equity in income of investments in real estate partnerships is largely attributable to the following changes:

•
$1.3 million increase within GRIR primarily due to an increase in base rent across the portfolio from higher occupancy and rent growth combined with continued improvements in tenant rent collections and re-instating straight-line rent on certain tenants returning to accrual basis of accounting;
•
$9.0 million increase within NYC, primarily due to gains on the sale of two operating properties during 2022, as well as an increase due to the loss on sale of an operating property during 2021;
•
$2.9 million increase within RegCal, primarily due to a gain on sale of one operating property during 2022; and
•
$9.4 million increase within Other investments in real estate partnerships, primarily from the impairment of a single property partnership that sold during 2021.

The following represents the remaining components that comprised net income attributable to common stockholders and unit holders:

	Nine months ended September 30,
(in thousands)	2022	2021	Change
Net income	$391,650	297,305	94,345
Income attributable to noncontrolling interests	(4,048)	(3,753)	(295)
Net income attributable to common stockholders	$387,602	293,552	94,050
Net income attributable to exchangeable operating partnership units	(1,694)	(1,315)	(379)
Net income attributable to common unit holders	$389,296	294,867	94,429

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

Pro-Rata Same Property NOI:

Our Pro-rata same property NOI, with and without termination fees, changed from the following major components:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Base rent	$224,521	216,092	8,429	$665,452	644,751	20,701
Recoveries from tenants	74,325	69,811	4,514	222,684	218,968	3,716
Percentage rent	2,228	1,405	823	8,738	6,302	2,436
Termination fees	902	2,031	(1,129)	3,790	4,697	(907)
Uncollectible lease income	1,389	10,271	(8,882)	13,484	19,317	(5,833)
Other lease income	3,055	2,701	354	8,527	8,303	224
Other property income	1,857	3,720	(1,863)	6,447	7,447	(1,000)
Total real estate revenue	308,277	306,031	2,246	929,122	909,785	19,337
Operating and maintenance	48,556	45,070	3,486	144,437	139,218	5,219
Real estate taxes	40,401	39,801	600	119,998	121,220	(1,222)
Ground rent	2,991	2,794	197	8,856	8,686	170
Total real estate operating expenses	91,948	87,665	4,283	273,291	269,124	4,167
Pro-rata same property NOI	$216,329	218,366	(2,037)	$655,831	640,661	15,170
Less: Termination fees	902	2,031	(1,129)	3,790	4,697	(907)
Pro-rata same property NOI, excluding termination fees	$215,427	216,335	(908)	$652,041	635,964	16,077
Pro-rata same property NOI growth, excluding termination fees			-0.4%			2.5%

Billable Base rent increased $8.4 million and $20.7 million, respectively, during the three and nine months ended September 30, 2022, due to rent steps in existing leases, positive rental spreads on new and renewal leases, and increases in occupancy.

Recoveries from tenants increased $4.5 million and $3.7 million, respectively, during the three and nine months ended September 30, 2022, due to increases in recoverable expenses and greater recovery rates from higher average occupancy.

Percentage rent increased $823,000 and $2.4 million, respectively, during the three and nine months ended September 30, 2022, due to improvements in tenant sales.

Termination fees decreased $1.1 million and $907,000 during the three and nine months ended September 30, 2022, due to termination fees from several tenants at various properties during 2021, both wholly owned and within our partnerships.

Uncollectible lease income decreased $8.9 million and $5.8 million, respectively, during the three and nine months ended September 30, 2022, primarily driven by the 2021 collection of previously reserved amounts, which have continued but to a lesser degree in 2022.

Other property income decreased $1.9 million and $1.0 million, respectively, during the three and nine months ended September 30, 2022, primarily driven by a decrease in settlements compared to 2021.

Operating and maintenance increased $3.5 million and $5.2 million, respectively, during the three and nine months ended September 30, 2022, due primarily to increases in insurance and other reimbursable costs.

Real estate taxes increased $600,000 and decreased $1.2 million, respectively, during the three and nine months ended September 30, 2022, due to changes in assessed values at properties across our portfolio.

Same Property Rollforward:

Our same property pool includes the following property count, Pro-rata GLA, and changes therein:

	Three months ended September 30,
	2022		2021
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	390	41,446	394	40,918
Acquired properties owned for entirety of comparable periods (1)	—	—	—	546
SF adjustments (2)	—	10	—	(152)
Ending same property count	390	41,456	394	41,312

	Nine months ended September 30,
	2022		2021
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	393	41,294	393	40,228
Acquired properties owned for entirety of comparable periods presented (1)	—	327	2	924
Developments that reached completion by the beginning of earliest comparable period presented	1	72	6	683
Disposed properties	(4)	(191)	(7)	(407)
SF adjustments (2)	—	(46)	—	(116)
Ending same property count	390	41,456	394	41,312
(1)
Includes an adjustment to GLA arising from the acquisition of our partners' share of properties previously held in the RegCal and USAA partnerships, of which our previous ownership share was already included in our same property pool.
(2)
SF adjustments arising from remeasurements or redevelopments.

Nareit FFO and Core Operating Earnings:

Our reconciliation of net income attributable to common stock and unit holders to Nareit FFO and to Core Operating Earnings is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share information)	2022	2021	2022	2021
Reconciliation of Net income to Nareit FFO
Net income attributable to common stockholders	$87,578	117,406	$387,602	293,552
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	86,405	81,928	256,273	247,599
Provision for impairment of real estate	—	(505)	—	10,586
Gain on sale of real estate, net of tax	(202)	(6,737)	(119,301)	(38,584)
Exchangeable operating partnership units	379	519	1,694	1,315
Nareit FFO attributable to common stock and unit holders	$174,160	192,611	$526,268	514,468
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit Funds From Operations	$174,160	192,611	$526,268	514,468
Adjustments to reconcile to Core Operating Earnings (1):
Early extinguishment of debt	—	—	176	—
Promote income	—	(13,589)	—	(13,589)
Certain Non Cash Items
Straight-line rent	(3,140)	(4,004)	(9,152)	(10,294)
Uncollectible straight-line rent	(4,156)	(4,376)	(9,610)	159
Above/below market rent amortization, net	(5,191)	(6,390)	(15,906)	(18,098)
Debt premium/discount amortization	(28)	(368)	(185)	(460)
Core Operating Earnings	$161,645	163,884	$491,591	472,186
(1)
Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interest.

Same Property NOI Reconciliation:

Our reconciliation of Net income attributable to common stockholders to Same Property NOI, on a Pro-rata basis, is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net income attributable to common stockholders	$87,578	117,406	$387,602	293,552
Less:
Management, transaction, and other fees	5,767	19,671	18,950	33,419
Other (1)	13,564	15,125	38,295	31,184
Plus:
Depreciation and amortization	80,270	75,459	237,462	226,935
General and administrative	20,273	17,789	56,710	58,263
Other operating expense	949	812	3,739	2,687
Other expense (income)	37,356	29,463	12,516	67,383
Equity in income of investments in real estate excluded from NOI (2)	11,754	11,023	23,767	49,267
Net income attributable to noncontrolling interests	1,269	1,442	4,048	3,753
Pro-rata NOI	$220,118	218,598	$668,599	637,237
Less non-same property NOI (3)	3,789	232	12,768	(3,424)
Pro-rata same property NOI	$216,329	218,366	$655,831	640,661
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

We continually assess our available liquidity and our expected cash requirements, which includes monitoring our tenant rent collections. We draw on multiple financing sources to fund our long-term capital needs, including the capital requirements of our in process and planned developments, redevelopments, and capital expenditures, and the repayment of debt. We expect to meet these needs by using a combination of the following: cash flow from operations after funding our dividend, borrowings from our Line, proceeds from the sale of real estate, mortgage loan and unsecured bank financing, distributions received from our co-investment partnerships, and when the capital markets are favorable, proceeds from the sale of equity or the issuance of new unsecured debt. We continually evaluate alternative financing options, and we believe we can obtain new financing on reasonable terms, although likely at higher interest rates than that of our debt currently outstanding.

We have no unsecured debt maturities in 2023, $250 million of unsecured debt maturing in 2024, and a manageable level of secured mortgage maturities during the next 12 months, including those mortgages within our real estate partnerships. Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next year.

In addition to our $151.2 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	September 30, 2022
ATM equity program
Original offering amount	$500,000
Available capacity	$350,363
Line of Credit
Total commitment amount	$1,250,000
Available capacity (1)	$1,240,619
Maturity (2)	March 23, 2025
(1)
Net of letters of credit.
(2)
The Company has the option to extend the maturity for two additional six-month periods.

The declaration of dividends is determined quarterly by our Board of Directors. On November 2, 2022, our Board of Directors declared a common stock dividend of $0.65 per share, payable on January 4, 2023, to shareholders of record as of December 16, 2022. While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes. We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the nine months ended September 30, 2022 and 2021, we generated cash flow from operations of $528.2 million and $508.5 million, respectively, and paid $322.9 million and $303.3 million in dividends to our common stock and unit holders, respectively.

We currently have development and redevelopment projects in various stages of construction, along with a pipeline of potential projects for future development or redevelopment. After funding our common stock dividend payment in October 2022, we estimate that we will require capital during the next twelve months of approximately $361.8 million related to leasing, tenant improvements, in-process developments and redevelopments, capital contributions to our co-investment partnerships, and repaying maturing debt. These capital requirements are being impacted by current levels of high inflation resulting in increased costs of construction materials, labor, and services from third party contractors and suppliers. In response, we have implemented mitigation strategies such as entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from labor shortages and supply chain disruptions may extend the time to completion of these projects.

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

We endeavor to maintain a high percentage of unencumbered assets. As of September 30, 2022, 89.4% of our wholly-owned real estate assets were unencumbered. Such assets allow us to access the secured and unsecured debt markets and to maintain availability on the Line. Our trailing twelve month Fixed charge coverage ratio, including our Pro-rata share of our partnerships, was 4.6x and 4.5x for the periods ended September 30, 2022, and December 31, 2021, respectively, and our Pro-rata net debt-to-operating EBITDAre ratio on a trailing twelve month basis was 5.0x and 5.1x, respectively, for the same periods.

Our Line and unsecured loans require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. We are in compliance with all covenants at September 30, 2022, and expect to remain in compliance. Please also refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, including, without limitation, the Risk Factors discussed in Item 1A of Part I thereof, and the Risk Factors described in Part II, Item 1A of this Form 10-Q.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Nine months ended September 30,
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$528,242	508,478	19,764
Net cash used in investing activities	(111,867)	(1,571)	(110,296)
Net cash used in financing activities	(356,418)	(522,672)	166,254
Net increase (decrease) in cash and cash equivalents and restricted cash	$59,957	(15,765)	75,722
Total cash and cash equivalents and restricted cash	$154,984	362,685	(207,701)

Net cash provided by operating activities:

Net cash provided by operating activities increased $19.8 million due to:

•
$26.3 million increase in cash from operations due to timing of receipts and payments, and
•
$2.5 million increase driven by cash used in 2021 to settle interest rate swaps on our term loan which was repaid in January 2021, partially offset by,
•
$9.0 million decrease in operating cash flow distributions from Investments in real estate partnerships.

Net cash used in investing activities:

Net cash (used in) provided by investing activities changed by $110.3 million as follows:

	Nine months ended September 30,
(in thousands)	2022	2021	Change
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $3,061 in 2022 and $2,991 in 2021	$(141,275)	(78,111)	(63,164)
Real estate development and capital improvements	(143,724)	(120,827)	(22,897)
Proceeds from sale of real estate	137,280	131,861	5,419
Issuance of notes receivable	—	(20)	20
Investments in real estate partnerships	(13,573)	(21,788)	8,215
Return of capital from investments in real estate partnerships	48,473	86,449	(37,976)
Dividends on investment securities	336	125	211
Acquisition of investment securities	(15,205)	(22,422)	7,217
Proceeds from sale of investment securities	15,821	23,162	(7,341)
Net cash used in investing activities	$(111,867)	(1,571)	(110,296)

Significant changes in investing activities include:

•
We paid $141.3 million to purchase six operating properties in 2022, including four properties in which we previously held a 25% interest through an unconsolidated Investment in real estate partnership. We paid $78.1 million, net of cash acquired, to purchase seven operating properties during 2021, of which we previously held a 20% interest through an unconsolidated Investment in real estate partnership.
•
We invested $22.9 million more in 2022 than the same period in 2021 on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•
We sold one operating property, three land parcels, and one development project interest in 2022 and received proceeds of $137.3 million compared to six operating properties, three land parcels, and a portion of an operating property in 2021 for proceeds of $131.9 million.

•
We invested $13.6 million in our real estate partnerships during 2022, including:
o
$6.1 million to fund our share of acquiring one operating property within an existing co-investment partnership, and
o
$7.5 million to fund our share of development and redevelopment activities.

During the same period in 2021, we invested $21.8 million, including:

o
$18.7 million to fund our share of debt repayments, and
o
$3.1 million to fund our share of development and redevelopment activities.
•
Return of capital from our unconsolidated real estate partnerships includes sales or financing proceeds. During the nine months ended September 30, 2022 we received $36.9 million from our share of proceeds from real estate sales and $11.6 million from our share of proceeds from debt refinancing activities. During the same period in 2021, we received $58.3 million from our share of proceeds from real estate sales and $28.1 million from our share of debt refinancing activities.
•
Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment. During 2022, we deployed capital of $143.7 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Nine months ended September 30,
(in thousands)	2022	2021	Change
Capital expenditures:
Land acquisitions	$11,545	—	11,545
Building and tenant improvements	55,094	34,030	21,064
Redevelopment costs	48,641	61,176	(12,535)
Development costs	20,252	14,897	5,355
Capitalized interest	2,922	2,963	(41)
Capitalized direct compensation	5,270	7,761	(2,491)
Real estate development and capital improvements	$143,724	120,827	22,897
•
We acquired one land parcel for development in 2022.
•
Building and tenant improvements increased $21.1 million in 2022, primarily related to the timing of capital projects.
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

The following table summarizes our development projects in process:

(in thousands, except cost PSF)					September 30, 2022
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated Net Development Costs (2) (3)	GLA (3)	% of Costs Incurred	Cost PSF of GLA (2) (3)

Developments In-Process
Carytown Exchange - Phase I & II	Richmond, VA	64%	Q4-18	2024	$29,268	74	86%	$396
East San Marco	Jacksonville, FL	100%	Q4-20	2023	19,085	59	85%	323
Glenwood Green	Old Bridge, NJ	70%	Q1-22	2025	45,530	249	34%	183
Eastfield at Baybrook	Houston, TX	50%	Q2-22	2025	10,384	25	19%	415
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA reported based on Regency's ownership interest in the partnership at completion.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)					September 30, 2022
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated Net Project Costs (2) (3)	GLA (3)	% of Costs Incurred

Redevelopments In-Process
The Crossing Clarendon	Metro DC	100%	Q4-18	2024	$56,950	129	68%
The Abbot	Boston, MA	100%	Q2-19	2024	58,379	64	84%
Preston Oaks	Dallas, TX	100%	Q4-20	2023	20,216	103	82%
Serramonte Center	San Francisco, CA	100%	Q4-20	2026	55,000	1,072	68%
Westbard Square Phase I	Bethesda, MD	100%	Q2-21	2025	37,269	123	36%
Buckhead Landing	Atlanta, GA	100%	Q2-22	2025	25,853	152	6%
Various Redevelopments	Various	20% - 100%	Various	Various	40,432	2,385	29%

Redevelopments Completed
Sheridan Plaza	Hollywood, FL	100%	Q3-19	2023	$11,915	507	95%
Various Properties	Various	100%	Various	Various	8,916	243	94%
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA reported based on Regency's ownership interest in the partnership at completion.

Net cash used in financing activities:

Net cash flows from financing activities changed by $166.3 million during 2022, as follows:

	Nine months ended September 30,
(in thousands)	2022	2021	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$61,284	82,510	(21,226)
Repurchase of common shares in conjunction with equity award plans	(6,438)	(4,066)	(2,372)
Common shares repurchased through share repurchase program	(75,419)	—	(75,419)
Contributions from (distributions to) limited partners in consolidated partnerships, net	1,568	(3,272)	4,840
Dividend payments and operating partnership distributions	(322,897)	(303,260)	(19,637)
Repayment of unsecured credit facilities, net	—	(265,000)	265,000
Debt repayment, including early redemption costs	(14,498)	(22,212)	7,714
Payment of loan costs	(82)	(7,468)	7,386
Proceeds from sale of treasury stock, net	64	96	(32)
Net cash used in financing activities	$(356,418)	(522,672)	166,254

Significant financing activities during the nine months ended September 30, 2022 and 2021, include the following:

•
We received proceeds of $61.3 million, net of issue costs, in April 2022 upon settling our forward equity sales under our ATM program. During 2021, we received proceeds of $82.5 million, net of issue costs, upon partially settling our forward equity sales under our ATM program.
•
We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $6.4 million and $4.1 million during 2022 and 2021, respectively.
•
We paid $75.4 million to repurchase 1,294,201 common shares through our Authorized Repurchase Program during 2022.
•
We received $1.6 million, net from limited partners, including $6.5 million of contributions from limited partners in new consolidated Investments in real estate partnerships offset by $4.9 million in distributions to limited partners during 2022. During 2021, we paid $3.3 million in distributions to limited partners.
•
We paid $19.6 million more in dividends as a result of an increase in our dividend rate per share and the number of shares of our common stock outstanding.
•
We had the following debt related activity during 2022:
o
$8.5 million in principal mortgage payments, and
o
$6.0 million to repay a mortgage loan at maturity.
•
We had the following debt related activity during 2021:
o
We paid $287.2 million for debt repayments, including:
▪
$265 million to repay our outstanding term loan,
▪
$13.8 million to repay mortgage loans at maturity, and
▪
$8.4 million in principal mortgage payments.
o
We paid $7.5 million of loan costs in connection with the renewal of our Line in 2021.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our co-investment partnerships and our Pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Number of Co-investment Partnerships	13	15
Regency's Ownership	20% - 50%	20% - 50%
Number of Properties	96	103
Assets	$2,616,444	2,755,444	$946,269	992,060
Liabilities	1,547,843	1,555,942	550,967	553,550
Equity	1,068,601	1,199,502	395,302	438,510
Basis difference			(63,054)	(65,919)
Investments in real estate partnerships			$332,248	372,591
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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	September 30, 2022	December 31, 2021
GRI-Regency, LLC (GRIR)	40.00%	$137,535	153,125
New York Common Retirement Fund (NYC) (1)	30.00%	827	11,688
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7,406	7,360
Columbia Regency Partners II, LLC (Columbia II)	20.00%	42,094	35,251
Columbia Village District, LLC	30.00%	5,770	5,554
RegCal, LLC (RegCal) (2)	25.00%	5,802	24,995
Individual Investors
Ballard Blocks	49.90%	62,883	63,783
Town & Country Center	35.00%	39,343	39,021
Others	50.00%	30,588	31,814
Total Investment in real estate partnerships		$332,248	372,591
(1)
On May 25, 2022, the NYC partnership sold the remaining two properties and distributed sales proceeds to the members. Dissolution will follow final distributions, which are expected in 2023.
(2)
During April 2022, we acquired our partner's 75% share in four properties held in the RegCal, LLC partnership for a total purchase price of $88.5 million. Upon acquisition, these four properties were consolidated into Regency's financial statements. A single operating property remains within RegCal, LLC at September 30, 2022.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	September 30, 2022
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2022 (1)	$1,629	64,843	—	66,472	23,666
2023	3,194	216,931	—	220,125	83,325
2024	2,205	33,690	—	35,895	14,298
2025	3,433	137,000	—	140,433	42,567
2026	3,807	125,255	7,300	136,362	43,671
Beyond 5 Years	12,995	842,450	—	855,445	312,925
Net unamortized loan costs, debt premium / (discount)	—	(9,768)	—	(9,768)	(3,373)
Total	$27,263	1,410,401	7,300	1,444,964	517,079
(1)
Reflects scheduled principal payments for the remainder of the year.

At September 30, 2022, our investments in real estate partnerships had notes payable of $1.4 billion maturing through 2034, of which 93.2% had a weighted average fixed interest rate of 3.5%. The remaining notes payable float with LIBOR or SOFR and had a weighted average variable interest rate of 4.7%. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $517.1 million as of September 30, 2022. As notes payable mature, we expect they will be repaid from proceeds from new borrowings and/or partner capital contributions. Refinancing debt at maturity in the current interest rate environment could result in higher interest expense in future periods if rates remain elevated.

We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call.

Management fee income

In addition to earning our Pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees, as shown below:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2022	2021		2022	2021
Asset management, property management, leasing, and other transaction fees	$5,767	19,662	(1)	$18,950	33,392	(1)

(1)
In connection with the USAA partnership, we received and recognized a one-time promote fee of $13.6 million during the three months ended September 30, 2021, in consideration for exceeding return thresholds resulting from our performance as managing member.

Recent Accounting Pronouncements

See Note 1 to Unaudited Financial Statements.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers pertaining primarily to specific chemicals historically used by certain current and former dry cleaning and gas station tenants and the existence of asbestos in older shopping centers. We believe that the few tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we endeavor to require tenants to remove dry cleaning plants from our shopping centers or convert them to more environmentally friendly systems, in accordance with the terms of our leases. We carry an environmental insurance policy for certain third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also secured environmental insurance policies, where appropriate, on a relatively small number of specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so.

As of September 30, 2022, we had accrued liabilities of $10.7 million for our Pro-rata share of environmental remediation, including our Investments in real estate partnerships. We believe that the ultimate remediation of currently known environmental matters will not have a material effect on our financial position, liquidity, or results of operations. We can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We continuously monitor the capital markets and evaluate our ability to issue new debt, to repay maturing debt, or fund our commitments. We continue to believe, in light of our credit ratings, the available capacity under our unsecured credit facility, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we will be able to successfully issue new secured or unsecured debt to fund maturing debt obligations. It is uncertain the degree to which capital market volatility and rising interest rates will adversely impact the interest rates on any new debt that we may issue, which will impact future interest costs. Please also refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, including, without limitation, the Risk Factors discussed in Item 1A of Part I thereof, and the Risk Factors described in Part II, Item 1A of this Form 10-Q.

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2022 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2022 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Please also refer to the discussion of the potential risks of inflation and rising interest rates on the Company and its tenants due to the challenges in the current macroenvironment and recent global events under note 1 in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis for Financial Condition and Results of Operations, including but not limited to "Risks and Uncertainties."

Potential Impacts of Rising Interest Rates on Borrowing, Real Estate Valuation, and Stock Price

Primarily in response to concerns about inflation, during 2022 the Board of Governors of the Federal Reserve System ("the U.S. Federal Reserve") significantly raised its benchmark federal funds rate, which has led to increases in interest rates in the credit markets. The U.S. Federal Reserve may continue to raise the federal funds rate, which will likely lead to higher interest rates in the credit markets and the possibility of slowing economic growth and/or a recession. Additionally, U.S. government policies implemented to address inflation, including actions by the U.S. Federal Reserve to increase interest rates, could negatively impact consumer spending, our tenants' businesses, and/or future demand for space in our shopping centers.

Rising interest rates would adversely impact our cost of borrowing. Our exposure to increases in interest rates in the short term includes our variable-rate borrowings, which consist of borrowings under our unsecured senior line of credit and variable rate based secured notes payable. Increases in interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate line of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. Historically, during periods of increasing interest rates, real estate valuations have generally decreased due to rising capitalization rates, which tend to move directionally with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our real estate asset portfolio and could result in the decline of our stock price and market capitalization which may adversely impact our ability and willingness to raise equity capital on favorable terms through sales of our common shares, including through our ATM program.

Although the extent of any prolonged periods of higher interest rates remains unknown at this time, negative impacts to our cost of capital may adversely affect our future business plans and growth, at least in the near term.

Potential Impact of Current Economic Challenges on our Tenants and our Business

The success of our tenants in operating their businesses and their corresponding ability to pay us rent continue to be significantly impacted by many current economic challenges, which impact their cost of doing business, including, but not limited to, inflation, labor shortages, supply chain constraints and increasing energy prices and interest rates. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States.

These economic conditions could adversely impact our volume of leasing activity, leasing spreads, and financial results generally, as well as negatively affect the business and financial results of our tenants. The aggregate impacts of these current economic challenges may also negatively affect the overall market for retail space, resulting in decreased demand for space in our centers. This, in turn, could result in pricing pressure on rents that we are able to charge to new or renewing tenants, such that future rent spreads could be adversely impacted. Further, we may experience higher costs for tenant buildouts, as costs of materials and labor may increase and supply and availability of both may become more limited.

Other than these matters, there have been no material developments from the risk factors disclosed in item 1A. of Part I of our Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended September 30, 2022.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended September 30, 2022.

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 through July 31, 2022	—	$—	—	$174,607,162
August 1 through August 31, 2022	327	$66.30	—	$174,607,162
September 1 through September 30, 2022	453	$61.75	—	$174,607,162
(1)
Represents shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.
(2)
On February 3, 2021, the Company's Board authorized a common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases and/or in privately negotiated transactions. Any shares purchased will be retired. This program expires by its terms on February 3, 2023. The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors. The authorization remains subject to the discretion of the Board. Through September 30, 2022, 1.3 million shares have been repurchased and retired under this program. Under the existing board authorization, $174.6 million remained available for repurchase.

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

November 4, 2022	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

November 4, 2022	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)