Form 10-K
period 2022-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2023-02-17
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Regency Centers Corporation Yes ☒ No ☐ Regency Centers, L.P. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Regency Centers Corporation ☒ Regency Centers, L.P. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.1

Regency Centers Corporation ☐ Regency Centers, L.P. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b).1

Regency Centers Corporation ☐ Regency Centers, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

Regency Centers Corporation $10.1 billion Regency Centers, L.P. N/A

The number of shares outstanding of the Regency Centers Corporation’s common stock was 171,307,927 as of February 16, 2023.

Documents Incorporated by Reference

Portions of Regency Centers Corporation's proxy statement, prepared in connection with its upcoming 2023 Annual Meeting of Stockholders, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

1 Per SEC guidance, this blank checkbox is included on this cover page but no disclosure with respect thereto shall be made until the adoption and effectiveness of related stock exchange listing standards.

EXPLANATORY NOTE

This Annual Report on Form 10-K (this "Report") combines the annual reports on Form 10-K for the year ended December 31, 2022, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The terms "we," "our," "us," "the Company", "Regency Centers" and "Regency" as used in this Report mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust ("REIT") and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units ("Units"). As of December 31, 2022, the Parent Company owned approximately 99.6% of the Units in the Operating Partnership. The remaining limited Units are owned by third party investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.

We believe combining the annual reports on Form 10-K of the Parent Company and the Operating Partnership into this single report provides the following benefits:

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

The Company believes it is important to understand the key differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of Units of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. Except for $200 million of unsecured private placement debt, the Parent Company does not hold any indebtedness, but guarantees all of the unsecured debt of the Operating Partnership. The Operating Partnership is also the co-issuer and guarantees the $200 million of Parent Company debt. The Operating Partnership holds all the assets of the Company and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.

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

Forward-Looking Statements

Certain statements in this document regarding anticipated financial, business, legal or other outcomes including business and market conditions, outlook and other similar statements relating to Regency's future events, developments, or financial or operational performance or results, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as "may," "will," "could," "should," "would," "expect," "estimate," "believe," "intend," "forecast," "project," "anticipate," "guidance," and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained, and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties.

Our operations are subject to a number of risks and uncertainties including, but not limited to, those described in "Item 1A. Risk Factors" of this Report. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our other filings with and submissions to the Securities and Exchange Commission ("SEC"). If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. Forward-looking statements are only as of the date they are made, and Regency undertakes no duty to update its forward-looking statements, whether as a result of new information, future events or developments or otherwise, except as and to the extent required by law.

PART I

Item 1. Business

Regency Centers Corporation is a fully integrated real estate company and self-administered and self-managed real estate investment trust that began its operations as a publicly-traded REIT in 1993. Our corporate headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida. Regency Centers, L.P. is the entity through which Regency Centers Corporation conducts substantially all of its operations and owns substantially all of its assets. Our business consists of acquiring, developing, owning, and operating income-producing retail real estate principally located in top markets within the United States. We generate revenues by leasing space to necessity, service, convenience, and value-based retailers serving the essential needs of our communities. Regency has been an S&P 500 Index member since 2017.

As of December 31, 2022, we had full or partial ownership interests in 404 properties, primarily anchored by market leading grocery stores, encompassing 51.1 million square feet ("SF") of gross leasable area ("GLA"). Our Pro-rata share of this GLA is 43.3 million square feet, including our share of properties owned through unconsolidated investment partnerships.

We are a preeminent national owner, operator, and developer of shopping centers located in suburban trade areas with compelling demographics. Our mission is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities. Our vision is to elevate quality of life as an integral thread in the fabric of our communities. Our portfolio includes thriving properties merchandised with highly productive grocers, restaurants, service providers, and best-in-class retailers that connect with their neighborhoods, communities, and customers.

Our values:

•
We are our people: Our people are our greatest asset, and we believe a talented team from differing backgrounds and experiences makes us better.
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

Our goals are to:

•
Own and manage a portfolio of high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban trade areas in the most desirable metro areas in the United States of America ("USA" or "United States"). We believe that this strategy will result in highly desirable and attractive centers with best-in-class retailers. These centers should command higher rental and occupancy rates resulting in excellent prospects to grow net operating income ("NOI");
•
Maintain an industry leading and disciplined development and redevelopment platform to create exceptional retail centers that deliver favorable returns;
•
Support our business activities with a conservative capital structure, including a strong balance sheet with sufficient liquidity to meet our capital needs together with a carefully constructed debt maturity profile;
•
Implement leading environmental, social, and governance ("ESG") practices through our Corporate Responsibility Program;
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
•
Pursue best-in-class ESG programs and practices; and
•
Attract, retain, and engage an exceptional and diverse team that is guided by our values while fostering an environment of innovation and continuous improvement.

Competition

We are among the largest owners of shopping centers in the USA based on revenues, number of properties, GLA, and market capitalization. There are numerous companies and individuals engaged in the ownership, development, acquisition, and operation of shopping centers that compete with us in our targeted markets, including grocery store chains that own shopping centers and also anchor some of our shopping centers. This results in competition for attracting tenants as well as acquiring existing shopping centers and new development sites. In addition, brick and mortar shopping centers face continued competition from alternative shopping and delivery methods. We believe that our competitive advantages are driven by:

•
the market areas in which we operate, and the locations of our shopping centers within those market areas;
•
the design of our shopping centers including our strategy of maintaining and renovating these centers to our high standards of quality;
•
the compelling demographics surrounding our shopping centers;
•
our relationships with our anchor, shop, and out-parcel tenants;
•
our management experience and expertise; and
•
our ability to successfully develop, redevelop, and acquire shopping centers.

Corporate Responsibility and Human Capital

While executing our mission, we strive to achieve best-in-class corporate responsibility. Corporate responsibility, including our focus on ESG practices, is a foundational strategy of Regency. We believe that alignment of strategy and sustainable outcomes is critical to the long-term success of our Company, our shareholders, and the environment. Our ESG practices are built on four pillars:

•
Our People;
•
Our Communities;
•
Ethics and Governance; and
•
Environmental Stewardship.

These practices are guided by three overarching concepts: long-term value creation, our Regency brand and reputation, and the importance of maintaining our culture. Our continued commitment to these concepts guides our business strategy and helps us identify and address key corporate responsibility-related matters.

We regularly review our corporate responsibility (which term we use interchangeably with "ESG") strategies, goals, and objectives with our Board of Directors and its committees, which oversee our programs. More information about our corporate responsibility strategy, goals, performance, and reporting, including our annual Corporate Responsibility report, our Task Force on Climate-related Financial Disclosures ("TCFD") report, and our policies and practices related to corporate responsibility, is available on our website at www.regencycenters.com. The content of our website and other information contained therein, including relating to corporate responsibility, is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Our People – Our people are our most important asset, and we strive to ensure that they are engaged, passionate about their work, connected to their teams, and supported to deliver their best performance. Regency recognizes and values the importance of attracting and retaining talented individuals with different skills, backgrounds, and experiences to encourage diversity of thoughts and ideas. In addition, we strive to maintain a safe and healthy workspace, promote employee well-being, and empower our employees by focusing on their personal and professional development through training and education opportunities.

As of December 31, 2022, we had 445 employees, including 5 part-time employees. We presently maintain 22 market offices nationwide, including our corporate headquarters in Jacksonville, Florida. None of our employees are represented by a collective bargaining unit, and we believe our relationship with our employees is good.

In 2022, we continued implementing our comprehensive, multi-year diversity, equity, and inclusion ("DEI") strategy focused on promoting and advancing diversity across our organization, enabling our employees to grow and succeed, and supporting social justice initiatives in our operations and broader communities. Furthermore, aligned with our near-and long-term human capital goals, we remained focused on employee engagement, leveraging our annual employee survey to identify opportunities to improve and further engage our people. Additionally, we continued to develop our employees and look for new opportunities to ensure we attract and retain our most important assets: our people.

Diversity, Equity, and Inclusion - We believe that much of our success is rooted in the diversity and inclusion of our teams and our commitment to a diverse and inclusive culture. We value diversity at all levels and focus on extending our DEI initiatives across our workforce. We continue to foster a culture in which everyone is respected, valued, and has an equal opportunity to contribute and thrive. Our commitment is unwavering, and we remain focused on building a workforce that represents the many customers we serve and the communities in which we operate.

Our most recent U.S. Equal Employment Opportunity Commission EEO-1 survey data can be found on our website, including additional information related to employee gender and ethnic diversity.

Human Rights – Regency is committed to a workplace free from discrimination and harassment and is focused on advancing fundamental human rights. Anti-discrimination and anti-harassment training is provided to all employees at orientation, and annually thereafter.

Talent Attraction and Retention – Our core values place a strong importance on our people, which we believe makes us an employer of choice. We understand the importance of attracting and retaining the best talent to build long-term value. We strive to offer some of the most competitive pay and benefits in the industry in which we operate and are continually looking for new opportunities to ensure that we attract and retain our people.

Training and Development– We strive to provide an environment where our people are connected to their teams, passionate about what they do, and supported to deliver their best efforts and results. From individual contributors to managers and senior leaders, we want to empower our employees to take control of their career growth and realize their full potential through meaningful training and development opportunities.

Health, Safety, and Well-Being – The safety, health, and well-being of our people are a top priority for Regency. We strive to provide a benefit package that is comprehensive, competitive, and thoughtfully designed to attract and retain the best in the business. We prioritize employee safety at our centers and offices, and require contractors working at our sites to engage in safe work practices.

Our Communities – Our predominately grocery-anchored neighborhood and community shopping centers provide many benefits to the communities in which we live and work, including significant local economic impacts in the form of investment, jobs, and taxes. Our local teams are passionate about investing in and engaging with our communities as they customize and cultivate our centers to create a distinctive environment to bring our tenants and shoppers together for the best retail experience.

We believe philanthropy and charitable giving are important elements of our corporate responsibility commitment. Throughout 2022, Regency supported its employees to serve and invest in community organizations through volunteer and financial support. Charitable contributions were made directly by the Company, as well as by the vast majority of our employees who donated their time and money to local non-profits directly serving their communities. Furthermore, as part of our strategy, we continued to improve our communities by investing in property enhancements and placemaking at our new and existing shopping centers.

Ethics and Governance – As long-term stewards of our investors’ capital, we are committed to best-in-class corporate governance. To create long-term value for our stakeholders, we place great emphasis on our culture and core values, the integrity and transparency of our reporting practices, and our overall governance structure in respect of oversight and shareholder rights.

To achieve the right mix of skills, experience, backgrounds, tenures, and competencies, including diversity in terms of gender, ethnic background, age, and other attributes, Regency’s board of directors annually reviews its overall board composition. In 2022, Regency announced the appointment of Kristin A. Campbell to our board of directors, effective January 15, 2023. Mrs. Campbell’s appointment aligns with Regency’s ongoing commitment to board refreshment and best-in-class corporate governance.

Environmental Stewardship – We believe sustainability is in the best interest of our investors, tenants, employees, and the communities in which we operate, and we strive to integrate sustainable practices throughout our business.

We have seven strategic priorities for identifying and implementing sustainable business practices and minimizing our environmental impact: green building, energy efficiency, renewable energy, greenhouse gas emissions ("GHG") reduction, water conservation, waste management, and climate change analysis. We believe these strategic priorities are not only the right thing to do to address environmental concerns such as air pollution, climate change, and resource scarcity but also support us in achieving key strategic objectives in our operations and development projects.

During 2022, we remained committed to measuring and reducing our GHG emissions. Earlier in the year, we refined our strategy and elevated our commitment by aligning our goals with the Science Based Targets initiative ("SBTi"). We have committed to reducing our absolute Scope 1 and 2 GHG emissions by 28% by 2030 from a 2019 base year, endorsed by the SBTi, and to achieve net-zero Scope 1 and 2 GHG emissions across all operations by 2050. Concurrently, we announced new near-and long-term goals to demonstrate our commitment to environmental sustainability as described in our 2021 Corporate Responsibility Report. Based on our current estimates and asset base, we do not expect these commitments to materially impact our operating results and financial condition.

As a long-term owner, operator, and developer of real estate, we acknowledge the potential for climate change to have a material impact on our properties, people, and long-term success. Regency wants to ensure that our properties can safely, sustainably, and responsibly withstand the test of time. We continue to refine our understanding of our exposure to climate-related impacts by conducting ongoing property-level analysis. We continue our efforts to understand and address the risks that climate change may pose to our business.

Compliance with Governmental Regulations

We are subject to various regulatory and tax-related requirements within the jurisdictions in which we operate. Changes to such requirements may result in unanticipated material financial impacts or adverse tax consequences and could materially affect our operating results and financial condition. Significant regulatory requirements include the laws and regulations described below.

REIT Laws and Regulations

We have elected to be taxed as a REIT under the federal income tax laws. As a REIT, we are generally not subject to federal income tax on taxable income that we distribute to our stockholders. Under the Internal Revenue Code (the "Code"), REITs are subject to numerous regulatory requirements, including the requirement to generally distribute at least 90% of taxable income each year. We will be subject to federal income tax on our taxable income at regular corporate rates if we fail to qualify as a REIT for tax purposes in any taxable year, or to the extent we distribute less than 100% of our taxable income. We will also generally not qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed taxable income.

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries ("TRS"). In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes which, to date, have not been material to us.

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

Information About Our Executive Officers

Our executive officers are appointed each year by our Board of Directors. Each of our executive officers has been employed by us for more than five years and, as of December 31, 2022, included the following:

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	70	Executive Chairman of the Board of Directors	2020 (1)
Lisa Palmer	55	President and Chief Executive Officer	2020 (2)
Michael J. Mas	47	Executive Vice President, Chief Financial Officer	2019 (3)
James D. Thompson	67	Executive Vice President, Chief Operating Officer	2019 (4)
(1)
Mr. Stein was appointed Executive Chairman of the Board of Directors effective January 1, 2020. Prior to this appointment, Mr. Stein served as Chief Executive Officer from 1993 through December 31, 2019 and Chairman of the Board since 1999.
(2)
Ms. Palmer was named Chief Executive Officer effective January 1, 2020, in addition to her responsibilities as President, a position she has held since January 2016. Prior to this appointment, Ms. Palmer served as Chief Financial Officer since January 2013. Prior to that, Ms. Palmer served as Senior Vice President of Capital Markets since 2003 and has been with the Company since 1996.
(3)
Mr. Mas assumed the responsibilities of Executive Vice President, Chief Financial Officer effective August 2019. Prior to this appointment, Mr. Mas served as Managing Director, Finance, since February 2017, and Senior Vice President, Capital Markets, since 2013.
(4)
Mr. Thompson assumed the role of Executive Vice President, Chief Operating Officer, effective August 2019. Mr. Thompson previously served as our Executive Vice President of Operations since 2016 and Managing Director - East since 1993. As previously announced, Mr. Thompson retired from the Company as of December 31, 2022 and effective January 1, 2023, he was succeeded by the following members of senior management:
•
Mr. Alan Roth, age 47, now Executive Vice President, National Property Operations and East Region President, was formerly Senior Managing Director, East Region since 2020. Prior to that, he served as Managing Director Northeast Region since 2016. Other positions held since joining the Company in 1997 include Senior Vice President and Senior Market Officer of the Mid-Atlantic and Northeast Portfolio, and Vice President and Regional Officer. Mr. Roth is responsible for operations strategy and processes nationally, as well as overseeing execution of the operations and investment strategies in our Northeast and Southeast regions.
•
Mr. Nick Wibbenmeyer, age 42, now Executive Vice President, West Region President, was formerly Senior Managing Director, West Region since 2020. Prior to that, he served as Managing Director of Florida and the Midwest Region, respectively. Other positions held since joining the Company in 2005 include Senior Vice President and Senior Market Officer, Vice President and Market Officer, and Vice President of Investments. Mr. Wibbenmeyer is responsible for investment and development strategy and processes nationally, as well as overseeing execution of the operations and investment strategies in our West and Central regions.

Company Website Access and SEC Filings

Our website may be accessed at www.regencycenters.com. All of our filings with the SEC can be accessed free of charge through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC's website at www.sec.gov. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

General Information

Our registrar and stock transfer agent is Broadridge Corporate Issuer Solutions, Inc. ("Broadridge"), Lake Success, NY. We offer a dividend reinvestment plan ("DRIP") that enables our shareholders to reinvest dividends automatically, as well as to make voluntary cash payments toward the purchase of additional shares. For more information, contact Broadridge toll free at (877) 830-4936 or our Shareholder Relations Department at (904) 598-7000.

The Company's common stock is listed on the NASDAQ Global Select Market and trades under the stock symbol "REG".

Our independent registered public accounting firm is KPMG LLP, Jacksonville, Florida, Firm ID 185.

Annual Meeting of Shareholders

Our 2023 annual meeting of shareholders is currently expected to be held on Wednesday, May 3, 2023, and will be conducted in a virtual-only format to the extent permitted by applicable law.

Non-GAAP Measures

In addition to the required Generally Accepted Accounting Principles ("GAAP") presentations, we use and report certain non-GAAP measures as we believe these measures improve the understanding of our operational results. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

We do not consider non-GAAP measures an alternative to financial measures determined in accordance with GAAP, rather they supplement GAAP measures by providing additional information we believe to be useful to our shareholders. The principal limitation of these non-GAAP measures is they may exclude significant expense and income items that are required by GAAP to be recognized in our Consolidated Financial Statements. In addition, they reflect the exercise of management's judgment about which expense and income items are excluded or included in determining these non-GAAP measures. In order to compensate for these limitations, reconciliations of the non-GAAP measures we use to their most directly comparable GAAP measures are provided. Non-GAAP measures should not be relied upon in evaluating the financial condition, results of operations, or future prospects of the Company.

Defined Terms

The following terms, as defined, are commonly used by management and the investing public to understand and evaluate our operational results, and are included in this document:

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
•
Development Completion is a Property in Development that is deemed complete upon the earlier of: (i) 90% of total estimated net development costs have been incurred and percent leased equals or exceeds 95%, or (ii) the property features at least two years of anchor operations. Once deemed complete, the property is termed a Retail Operating Property.
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

We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with our reported results under GAAP. We believe presenting our Pro-rata share of assets, liabilities, operating results, and other metrics, along with certain other non-GAAP measures, makes comparison of our operating results to those of other REITs more meaningful. The Pro-rata information provided is not, nor is it intended to be, presented in accordance with GAAP. The Pro-rata supplemental details of assets and liabilities and supplemental details of operations reflect our proportionate economic ownership of the assets, liabilities, and operating results of the properties in our portfolio

The Pro-rata information is prepared on a basis consistent with the comparable consolidated amounts and is intended to more accurately reflect our proportionate economic interest in the assets, liabilities, and operating results of properties in our portfolio. We do not control the unconsolidated investment partnerships, and the Pro-rata presentations of the assets and liabilities, and revenues and expenses do not represent our legal claim to such items. The partners are entitled to profit or loss allocations and distributions of cash flows according to the operating agreements, which generally provide for such allocations according to their invested capital. Our share of invested capital establishes the ownership interests we use to prepare our Pro-rata share.

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

Risk Factors Related to the Current Economic Environment

Continued rising interest rates in the current economic environment may adversely impact our cost to borrow, real estate valuation, and stock price.

On multiple occasions during 2022, the Board of Governors of the Federal Reserve System ("the U.S. Federal Reserve") raised its benchmark federal funds rate, which has led to numerous increases in interest rates in the credit markets. The U.S. Federal Reserve may continue to raise the federal funds rate, which will likely lead to higher interest rates in the credit markets. Additionally, U.S. government policies implemented to address inflation, including actions by the U.S. Federal Reserve to increase interest rates, may negatively impact consumer spending, our tenants' businesses, and/or future demand for space in our shopping centers.

Rising interest rates adversely impact our cost of borrowing. Our exposure to increases in interest rates in the short term includes our variable-rate borrowings, which consist of borrowings under our unsecured senior line of credit and variable rate based secured notes payable. Increases in interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate line of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. Prolonged periods of higher interest rates may negatively impact the valuation of our real estate asset portfolio and could result in the decline of our stock price and market capitalization, which may adversely impact our ability and willingness to raise equity capital on favorable terms through sales of our common shares, including through our At the Market ("ATM") program.

Although the extent of any prolonged periods of higher interest rates remains unknown at this time, negative impacts to our cost of capital may also adversely affect our future business plans and growth, at least in the near term.

Current economic challenges, including the potential for recession, may adversely impact our tenants and our business.

The success of our tenants in operating their businesses and their corresponding ability to pay us rent continue to be significantly impacted by many current economic challenges, which impact their cost of doing business, including, but not limited to, inflation, labor shortages, supply chain constraints, decreasing consumer confidence and discretionary spending, and increasing energy prices and interest rates. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States, including the potential for a recession.

These economic challenges could adversely impact our volume of leasing activity, which could include tenant move outs and/or higher levels of uncollectible lease income, as well as negatively affect the business and financial results of our tenants. The aggregate impacts of these current economic challenges may also negatively affect the overall market for retail space, resulting in decreased demand for space in our centers. This, in turn, could result in pricing pressure on rent that we are able to charge to new or renewing tenants, such that future rent spreads could be adversely impacted. Further, we may experience higher costs for tenant buildouts, as costs of materials and labor may increase and supply and availability of both may become more limited.

Risk Factors Related to Pandemics or other Health Crises

Pandemics or other health crises, such as the COVID-19 pandemic, may adversely affect our tenants' financial condition, the profitability of our properties, and our access to the capital markets and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

In response to the COVID-19 pandemic, federal, state, and local governments mandated or recommended various actions to reduce or prevent the spread of COVID-19, which altered customer behaviors and temporarily limited many of our tenants’ ability to operate. As a result, certain tenants requested rent concessions or sought to renegotiate future rents based on changes to the economic environment. Some tenants chose not to reopen or to honor the terms of their lease agreements. In addition, moratoria and other legal restrictions in certain states impacted our ability to bring legal action to enforce our leases and our ability to collect rent. Should federal, state, and local governments mandate or recommend lockdowns again in the future due to a pandemic or other similar health crises, tenants could request rent concessions or seek to renegotiate future rents.

In the event of future pandemics or similar health crises, consumers could elect to make more of their purchases online instead of in physical stores and businesses could delay executing new or renewals of leases amidst the immediate and uncertain economic impacts. These developments, coupled with potential tenant failures and a reduction in newly-formed businesses, could result in decreased demand for retail space in our centers, which could result in lower occupancy or higher levels of uncollectible lease income, as well as downward pressure on rents. Additionally, delays in construction of tenant improvements due to the impacts of constraints on supply chains and labor, resulting from government ordered lockdowns, could result in delayed rent commencement due to it taking longer for new tenants to open and operate.

Although the vast majority of our lease income is derived from contractual rent payments, the ability of certain of our tenants to meet their lease obligations could be negatively impacted by the disruptions and uncertainties of a new virus strain of COVID-19 or any future pandemic or other health crisis. Our tenants' ability to respond to these disruptions and uncertainties, including adjusting to governmental orders and changes in their customers' shopping habits and behaviors, may impact their ability to survive, and ultimately, their ability to comply with their lease obligations. Our future results of operations and overall financial performance could be uncertain should a new virus strain of COVID-19, or future pandemics or other health crises occur.

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
•
increased competition from the use of e-commerce by retailers and consumers as well as other concepts that could impact more traditional retail;
•
labor challenges and supply delays and shortages due to a variety of macroeconomic factors, including continuing disruptions to global supply chains as a result of the COVID-19 pandemic and inflationary pressures;
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
•
perceptions by retailers and shoppers of the safety, convenience and attractiveness of our properties; and
•
other factors which could alter shopping habits or otherwise deter customers from visiting our shopping centers, such as criminal activity, including civil unrest, acts of terrorism, or other types of violent crimes.

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

Shifts in retail trends, sales, and delivery methods between brick and mortar stores, e-commerce, home delivery, and curbside pick-up may adversely impact our revenues, results of operations, and cash flows.

Retailers are increasingly impacted by e-commerce and changes in customer buying habits, including shopping from home and the delivery or curbside pick-up of items ordered online. Retailers are considering these customer buying habits and other trends when making decisions regarding their brick and mortar stores and how they will compete and innovate in a rapidly changing retail environment. Many retailers in our shopping centers provide services or sell goods which have historically been less likely to be purchased online; however, the continuing change in customer buying habits, including increase in e-commerce sales in all retail categories may cause retailers to adjust the size or number of their retail locations in the future or close stores. For example, our grocer tenants are incorporating e-commerce concepts through home delivery and curbside pick-up, which could reduce foot traffic at our centers. These alternative delivery methods are more likely to impact foot traffic at our centers in certain higher-income markets where consumers are willing to pay premiums for such services. Changes in customer buying habits and shopping trends may also impact the profitability and financial condition of retailers that do not adapt to changes in market conditions, and therefore may impact their ability to pay rent. This shift may adversely impact our percent leased and rental rates, which would impact our results of operations and cash flows.

Changing economic and retail market conditions in geographic areas where our properties are concentrated may reduce our revenues and cash flow.

Economic conditions in markets where our properties are concentrated can greatly influence our financial performance. Our properties in California and Florida represent 26.0% and 21.3%, respectively, of our annualized base rent. Our revenues and cash flow may be adversely affected by this geographic concentration if market conditions, such as supply of or demand for retail space, deteriorate more significantly in these states compared to other geographic areas. Additionally, there is a risk that businesses and residents in major metropolitan cities may relocate to different states or suburban markets.

Our success depends on the continued presence and success of our "anchor" tenants.

"Anchor Tenants" (tenants occupying 10,000 square feet or more) operate large stores in our shopping centers, pay a significant portion of the total rent at a property and contribute to the attraction and success of other tenants by drawing shoppers to the property. Our net income and cash flow may be adversely affected by the loss of revenues and incurrence of additional costs in the event a significant Anchor Tenant:

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

Some anchors have the right to vacate their space and may prevent us from re-tenanting by continuing to comply and pay rent in accordance with their lease agreement. Vacated "Anchor Space" (spaces 10,000 square feet or more), including space that may be owned by the anchor (as discussed below), can reduce rental revenues generated by the shopping center in other spaces because of the loss of the departed anchor's customer drawing power. In addition, if a significant tenant vacates a property, so-called "co-tenancy clauses" in select leases may allow other tenants to modify or terminate their rent payment or other lease obligations. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their stores; they may allow a tenant to close its store prior to lease expiration if another tenant closes its store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center.

Additionally, some of our shopping centers are anchored by retailers who own their space in a location that is within or immediately adjacent to our shopping center ("shadow anchors"). In those cases, the shadow anchors appear to the consumer as a retail tenant of the shopping center and, as a result, attract additional consumer traffic to the center. In the event that a shadow Anchor Space becomes vacant, it could negatively impact our center as consumer traffic would likely be reduced.

A percentage of our revenues are derived from "local" tenants and our net income may be adversely impacted if these tenants are not successful, or if the demand for the types or mix of tenants significantly change.

At December 31, 2022, tenants with less than three locations ("Local Tenants") represent approximately 22% of annualized base rent. Local Tenants vary from retail shops and restaurants to service providers. These Local Tenants may be more vulnerable to negative economic conditions and changing customer buying habits and retail trends as they may have more limited resources and access to capital than other tenants. As such, in the event of such changing conditions, habits and trends, they may suffer disproportionately greater impacts and be at greater risk of lease default than other tenants.

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

Certain costs and expenses associated with our operating our properties, such as real estate taxes, insurance, utilities and common area expenses, generally do not decrease in the event of reduced occupancy or rental rates, non-payment of rents by tenants, general economic downturns, pandemics or other similar circumstances. In fact, in some cases, such as real estate taxes and insurance, they may actually increase despite such events. As such, we may not be able to lower the operating expenses of our properties sufficiently to fully offset such circumstances and may not be able to fully recoup these costs from our tenants. In such cases, our cash flows, operating results and financial performance may be adversely impacted.

Compliance with the Americans with Disabilities Act and other building, fire, and safety regulations may have a material negative effect on us.

All of our properties are required to comply with the Americans with Disabilities Act ("ADA"), which generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements may require removal of access barriers, and noncompliance may result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease space in our properties are obligated by law to comply with the ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs may be adversely affected. In addition, we are required to operate the properties in compliance with fire and safety regulations and building codes as they may be adopted by governmental entities and become applicable to the properties. Costs to be in compliance with the ADA or any other building, fire, and safety regulations could have a material negative impact on our results of operations.

Risk Factors Related to Real Estate Investments

Our real estate assets may decline in value and be subject to impairment losses which may reduce our net income.

Our real estate properties are carried at cost unless circumstances indicate that the carrying value of these assets may not be recoverable which may result in impairment. We evaluate whether there are any indicators, including declines in property operating performance and general market conditions, such that the value of the real estate properties (including any related tangible or intangible assets or liabilities, including goodwill) may not be recoverable and therefore may be impaired. Our evaluation includes several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated holding periods, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and may differ materially from actual results. Changes in our investment, redevelopment, and disposition strategies or changes in the market where an asset is located may alter management's intended holding period of an asset or asset group, which may result in an impairment loss and such loss may be material to our financial condition or operating performance.

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

We face risks associated with development, redevelopment, and expansion of properties.

We actively pursue opportunities for new retail development and existing property redevelopment and/or expansion. Development and redevelopment activities require various government and other approvals for entitlements, and any delay in such approvals may significantly delay development and redevelopment projects. We may not recover our investment in our projects for which approvals are not received, and delays may adversely impact our expected returns. Additionally, changes in political elections and policies may impact our ability to obtain favorable land use and zoning for in-process and future developments and redevelopment projects. We are subject to other risks associated with these activities, including the following:

•
we may be unable to lease developments or redevelopments to full occupancy on a timely basis;
•
the occupancy rates and rents of a completed project may not be sufficient to make the project profitable, or not profitable enough to meet our investment return expectations;
•
actual costs of a project may exceed original estimates, possibly making the project unprofitable, or not profitable enough to meet our investment return expectations;
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
•
a reduction in the demand for new retail space may reduce our future development and redevelopment activities, which in turn may reduce our NOI; and
•
changes in the level of future development and redevelopment activity may adversely impact our results of operations by reducing the amount of internal overhead costs that may be capitalized.

We face risks associated with the development of mixed-use commercial properties.

If we engage in more complex acquisitions and mixed-use development and redevelopment projects, there could be more unique risks to our return on investment. Mixed-use projects refer to real estate projects that, in addition to retail space, may also include space for residential, office, hotel or other commercial purposes. We have less experience in developing and managing non-retail real estate than we do retail real estate. As a result, if a development or redevelopment project includes a non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer, or partner with a developer.

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

Our investment strategy includes investing in high-quality shopping centers that are leased to market-leading grocers, category-leading anchors, specialty retailers, and/or restaurants located in areas with above average household incomes and population densities. The acquisition of properties and/or real estate entities entails risks that include, but are not limited to, the following, any of which may adversely affect our results of operations and cash flows:

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

Our properties, including their related tangible and intangible assets, represent the majority of our total consolidated assets and they may not be readily convertible to cash. Macro-economic events, pandemics and other health crises may impact our ability to sell properties on our preferred timing and at prices and returns we deem acceptable. As a result, our ability to sell one or more of our properties, including properties held in joint ventures, in response to changes in economic, industry, financial market, or other conditions may be limited. The real estate market is affected by many factors, such as general economic conditions, availability and terms of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. There may be less demand for lower quality properties that we have identified for ultimate disposition in markets with uncertain economic or retail environments, and where buyers are more reliant on the availability of third party mortgage financing. If we want to sell a property, we can provide no assurance that we will be able to dispose of it in the desired time period or at all or that the sales price of a property will be attractive at the relevant time or even exceed the carrying value of our investment.

Changes in tax laws could impact our acquisition or disposition of real estate.

Certain properties we own have a low tax basis, which may result in a meaningful taxable gain on sale. We utilize, and intend to continue to utilize, Internal Revenue Code Section 1031 like-kind exchanges to tax-efficiently buy and sell properties; however, there can be no assurance that we will identify properties that meet our investment objectives for acquisitions or that changes to the tax laws do not eliminate the benefits of effectuating 1031 exchanges, or significantly change the requirements for a transaction to qualify for 1031 exchange treatment. In the event that we cannot or do not utilize 1031 exchanges, we may be required to distribute the gain proceeds to shareholders or pay income tax, which may reduce our cash flow available to fund our commitments or other priorities.

Risk Factors Related to the Environment Affecting Our Properties

Climate change may adversely impact our properties directly and may lead to additional compliance obligations and costs as well as additional taxes and fees.

While we work with experts in the field to plan for the potential impacts of climate change on our business, we cannot reliably predict the extent, rate, timing, or impact of climate change. To the extent climate change causes adverse changes in weather patterns, our properties in certain markets, especially those nearer to the coasts, may experience increases in storm frequency and intensity and rising sea‑levels. Further, population migration may occur in response to these or other factors and negatively impact our centers. For example, climate and other environmental changes may result in volatile or decreased demand for retail space at certain of our properties, reduced rent or, in extreme cases, our inability to operate certain properties at all. Climate change may also have indirect effects on our business by increasing the cost of insurance or making insurance unavailable. Moreover, while the federal government has not yet enacted comprehensive legislation to address climate change, certain states in which we own and operate shopping centers, including California and New York, have done so. Compliance with these and future new laws or regulations related to climate change may require us to make additional investments in or for our existing properties, resulting in increased capital expenditures and operating costs, implement new or additional processes and controls to facilitate compliance, and/or pay additional energy, insurance, taxes and related fees and costs. At this time, there can be no assurance that we can anticipate all potential material impacts of climate change, or that climate change will not have a material adverse effect on the value of our properties and our financial performance in the future.

Geographic concentration of our properties makes our business more vulnerable to natural disasters, severe weather conditions and climate change.

A significant number of our properties are located in areas that are susceptible to earthquakes, tropical storms, hurricanes, tornadoes, wildfires, sea-level rise, and other natural disasters. At December 31, 2022, 20.6% of the GLA of our portfolio is located in the state of California, including a number of properties in the San Francisco Bay and Los Angeles areas. Additionally, 22.4% and 7.8% of the GLA of our portfolio is located in the states of Florida and Texas, respectively. Insurance costs for properties in these areas have increased, and recent intense weather conditions may cause property insurance premiums to increase significantly in the future. We recognize that the frequency and / or intensity of extreme weather events, and other climatic changes may continue to increase, and as a result, our exposure to these events may increase. These weather conditions may disrupt our business and the business of our tenants, which may affect the ability of some tenants to pay rent and may reduce the willingness of tenants or residents to remain in or move to these affected areas. Therefore, as a result of the geographic concentration of our properties, we face risks, including disruptions to our business and the businesses of our tenants and higher costs, such as uninsured property losses, higher insurance premiums, and potential additional regulatory requirements by government agencies in response to perceived risks.

Costs of environmental remediation may adversely impact our financial performance and reduce our cash flow.

Under various federal, state, and local laws, an owner or manager of real property may be liable for the costs to assess and remediate the presence of hazardous substances on the property, which in our case most typically arise from current or former dry cleaners, gas stations, asbestos usage, and historic land use practices. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous substances, which may adversely impact our financial performance and reduce our cash flow. The presence of, or the failure to properly address the presence of, hazardous substances may adversely affect our ability to sell or lease the property or borrow using the property as collateral. We can provide no assurance that we are aware of all potential environmental liabilities or their ultimate cost to address; that our properties will not be affected by tenants or nearby properties or other unrelated third parties; and that future uses or conditions, or changes in environmental laws and regulations, or their interpretation, will not result in additional material environmental liabilities to us.

Risk Factors Related to Corporate Matters

An increased focus on metrics and reporting related to environmental, social and governance ("ESG") factors, may impose additional costs and expose us to new risks.

Investors have become more focused on understanding how companies address a variety of ESG factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons between companies. Although we participate in a number of these ratings systems, we do not participate in all such systems, and may not score as well in all of the available ratings systems as other REITs and real estate operators. Further, the criteria used in these ratings systems may conflict with each other and change frequently, and we cannot guaranty that we will be able to score well in the future. We supplement our participation in ratings systems with published disclosures of our ESG activities, but some investors may desire other disclosures that we do not provide. In addition, as noted above, the SEC is currently evaluating potential new regulations that could impose additional ESG disclosure and other compliance requirements on us. Failure to participate in certain of the third party ratings systems, failure to score well in those ratings systems or failure to provide certain ESG disclosures could adversely impact us when investors compare us against similar companies in our industry, and could cause certain investors to be unwilling to invest in our stock, which could adversely impact our stock price and our ability to raise capital.

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

Terrorist activities or violence occurring at our properties also may directly affect the value of our properties through damage, destruction or loss. Insurance for such acts may be unavailable or cost more resulting in an increase to our operating expenses and adversely affect our results of operations. To the extent that our tenants are affected by such attacks and threats of violence, their businesses may be adversely affected, including their ability to continue to meet obligations under their existing leases.

Failure to attract and retain key personnel may adversely affect our business and operations.

The success of our business depends, in part, on the leadership and performance of our executive management team and other key personnel, and our ability to attract, retain and motivate talented and diverse employees may significantly impact our future performance. Competition for these individuals is intense, and we cannot be assured that we will retain all of our executive management team and other key personnel or that we will be able to attract and retain other highly qualified individuals for these positions in the future. Losing any key personnel may have an adverse effect on us.

The unauthorized access, use, theft or destruction of tenant or employee personal, financial, or other data or of Regency's proprietary or confidential information stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.

Many of our information technology systems (including those we use for administration, accounting, and communications, as well as the systems of our co-investment partners and other third-party business partners and service providers, whether cloud-based or hosted in proprietary servers) contain personal, financial or other information that is entrusted to us by our tenants and employees. Many of our information technology systems also contain our proprietary information and other confidential information related to our business. We are frequently subject to attempts to compromise our information technology systems. To the extent we or a third party were to experience a material breach of our or such third party's information technology systems that results in the unauthorized access, theft, use, destruction or other compromises of tenants' or employees' data or our confidential information stored in such systems, including through cyber-attacks or other external or internal methods, such a breach may damage our reputation and cause us to lose tenants, employees, and revenues, incur third party claims and cause disruption to our business and plans. Additionally, a successful ransomware attack, denial of service, or other impactful type of cyber-attack may occur. Despite planning, preparation, and preventative measures, such attacks may be successful and our business may be significantly disrupted if unable to quickly recover. Such security breaches also could result in a violation of applicable U.S. privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability, and we may not be able to recover these expenses from our service providers, responsible parties, or insurance carriers. Despite the ongoing significant investments in technology and training we make in cybersecurity, we can provide no assurance that we will avoid or prevent such breaches or attacks.

Additionally, federal, state and local authorities continue to develop laws to address data privacy protection. Monitoring such changes, and taking steps to comply, involves significant costs and effort by management, which may adversely affect our operating results and cash flows.

Despite the implementation of security measures for our disaster recovery and business continuity plans, our systems are vulnerable to damage from multiple sources other than cybersecurity risks, including computer viruses, energy blackouts, natural disasters, terrorism, war, and telecommunication failure. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business and cause us to incur additional costs to remedy such damages.

Risk Factors Related to Our Partnerships and Joint Ventures

We do not have voting control over all of the properties owned in our co-investment partnerships and joint ventures, so we are unable to ensure that our objectives will be pursued.

We have invested substantial capital as a partner in a number of partnerships and joint ventures to acquire, own, lease, develop or redevelop properties. These activities are subject to the same risks as our investments in our wholly-owned properties. However, these investments, and other future similar investments may involve risks that would not be present were a third party not involved, including the possibility that partners or other owners might become bankrupt, suffer a deterioration in their creditworthiness, or fail to fund their share of required capital contributions. Partners or other owners may have economic or other business interests or goals that are inconsistent with our own business interests or goals, and may be in a position to take actions contrary to our policies or objectives.

These investments, and other future similar investments, also have the potential risk of creating impasses on decisions, such as a sale or financing, because neither we nor our partner or other owner has full control over the partnership or joint venture. Disputes between us and partners or other owners might result in a premature termination of the applicable partnership or joint venture, or potentially litigation or arbitration, that may increase our investment and related risk as well as our costs and expenses associated with the investment, and distract management from sufficiently focusing their time and efforts on others areas of our business. In addition, we risk the possibility of being held liable for the actions of our partners or other owners. These factors may limit the return that we receive from such investments or cause our cash flows to be lower than our estimates.

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

As part of our funding strategy, we sell properties that no longer meet our strategic objectives or investment standards and/or those with a limited future growth profile. These sales proceeds are used to fund debt repayment, acquisition of other properties, and new developments and redevelopments. An increase in market capitalization rates (which may or may not be driven by an increase in interest rates) or a decline in NOI may cause a reduction in the value of centers identified for sale, which would have an adverse impact on the amount of cash generated. Additionally, the sale of properties resulting in significant tax gains may require higher distributions to our stockholders or payment of additional income taxes in order to maintain our REIT status.

We depend on external sources of capital, which may not be available in the future on favorable terms or at all.

To qualify as a REIT, the Parent Company must, among other things, distribute to its stockholders each year at least 90% of its REIT taxable income (excluding any net capital gains). Because of these distribution requirements, we may not be able to fund all future capital needs with income from operations. In such instances, we would rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Our access to debt depends on our credit rating, the willingness of creditors to lend to us and conditions in the capital markets. In addition to finding lenders willing to lend to us, we are dependent upon our joint venture partners to contribute their pro rata share of any amount needed to repay or refinance existing debt when lenders reduce the amount of debt our partnerships and joint ventures are eligible to refinance.

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

Our ability to make scheduled payments or to refinance our indebtedness will depend primarily on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. In addition, we do not expect to generate sufficient operating cash flow to make balloon principal payments on our debt when due. If we are unable to refinance our debt on acceptable terms, we may be forced (i) to dispose of properties, which might result in losses, or (ii) to obtain financing at unfavorable terms, either of which may reduce the cash flow available for distributions to stock and unit holders. If we cannot make required mortgage loan payments, the mortgagee may foreclose on the property securing the mortgage.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.

Our unsecured notes and unsecured line of credit (the "Line") contain customary covenants, including compliance with financial ratios, such as ratio of indebtedness to total asset value and fixed charge coverage ratio. These covenants may limit our operational flexibility and our investment activities. Moreover, if we breach any of the covenants in our debt agreements, and do not cure the breach within the applicable cure period, our lenders may require us to repay the debt immediately, even in the absence of a payment default. Many of our debt arrangements, including our unsecured notes and the Line, are cross-defaulted, which means that the lenders under those debt arrangements can require immediate repayment of their debt if we breach and fail to cure a default under certain of our other material debt obligations. As a result, any default under our debt covenants may have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations, and the market value of our stock.

Increases in interest rates would cause our borrowing costs to rise and negatively impact our results of operations.

Although a significant amount of our outstanding debt has fixed interest rates, we do borrow funds at variable interest rates under our credit facility, term loan, and certain secured borrowings. As of December 31, 2022, less than 1.0% of our outstanding debt was variable rate debt not hedged to fixed rate debt. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedged our exposure to changes in interest rates. This would reduce our future earnings and cash flows, which may adversely affect our ability to service our debt and meet our other obligations and also may reduce the amount we are able to distribute to our stock and unit holders.

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
•
general market and economic conditions.

These factors may cause the market price of our securities to decline, regardless of our financial condition, results of operations, business or prospects. It is impossible to ensure that the market price of our securities, including our common stock, will not fall in the future. A decrease in the market price of our common stock may reduce our ability to raise additional equity capital in the public markets. Selling common stock at a decreased market price would have a dilutive impact on existing stockholders.

There is no assurance that we will continue to pay dividends at current or historical rates.

Our ability to continue to pay dividends at current or historical rates or to increase our dividend rate will depend on a number of factors, including, among others, the following:

•
our financial condition and results of future operations;
•
the terms of our loan covenants; and
•
our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.

If we do not maintain or periodically increase the dividend on our common stock, it may have an adverse effect on the market price of our common stock and other securities.

Risk Factors Related to the Company's Qualification as a REIT

If the Parent Company fails to qualify as a REIT for federal income tax purposes, it would be subject to federal income tax at regular corporate rates.

We believe that the Parent Company qualifies for taxation as a REIT for federal income tax purposes, and we plan to operate so that the Parent Company can continue to meet the requirements for taxation as a REIT. If the Parent Company continues to qualify as a REIT, it generally will not be subject to federal income tax on income that we distribute to our stockholders. Many REIT requirements, however, are highly technical and complex. The determination that the Parent Company is a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve questions of interpretation. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. There can be no assurance that the Internal Revenue Service ("IRS") or a court would agree with the positions we have taken in interpreting the REIT requirements. The Parent Company is also required to distribute to the stockholders at least 90% of its REIT taxable income, excluding net capital gains. The Parent Company will be subject to U.S. federal income tax on undistributed taxable income and net capital gains and to a 4% nondeductible excise tax on any amount by which distributions the Parent Company pays with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. The fact that we hold many of our assets through co-investment partnerships and their subsidiaries further complicates the application of the REIT requirements. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult for the Parent Company to remain qualified as a REIT.

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

Even if the Parent Company qualifies as a REIT for federal income tax purposes, the Parent Company is required to pay certain federal, state, and local taxes on its income and property. For example, if we have net income from "prohibited transactions," that income will be subject to a 100% tax. In general, prohibited transactions include sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we have undertaken a significant number of asset sales in recent years, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise.

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

Subject to limited exceptions, dividends paid by REITs (other than distributions designated as capital gain dividends, qualified dividends or returns of capital) are not eligible for reduced rates for qualified dividends paid by "C" corporations and are taxable at ordinary income tax rates. Under the Tax Cuts and Jobs Act of 2017 (the "TCJA"), however, domestic shareholders that are individuals, trusts, and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 3, 2017, and before January 1, 2026. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which may adversely affect the value of the shares of REITs, including the per share trading price of the Parent Company's capital stock.

Certain foreign stockholders may be subject to U.S. federal income tax on gain recognized on a disposition of our common stock if we do not qualify as a "domestically controlled" REIT.

A foreign person, other than a "qualified shareholder" or a "qualified foreign pension fund," as each is defined for purposes of the Code, disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to U.S. federal income tax on any gain recognized on the disposition. This tax does not apply, however, to the disposition of stock in a REIT if the REIT is "domestically controlled." In general, the Parent Company will be a domestically controlled REIT if at all times during the five-year period ending on the applicable stockholder’s disposition of our stock, less than 50% in value of our stock was held directly or indirectly by non-U.S. persons. If the Parent Company were to fail to qualify as a domestically controlled REIT, gain recognized by a foreign stockholder on a disposition of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market and the foreign stockholder did not at any time during a specified testing period directly or indirectly own more than 10% of our outstanding common stock.

We seek to act in the best interests of the Parent Company as a whole and do not take into consideration the particular tax consequences to any specific holder of our stock. Foreign persons should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership, and disposition of shares of our common stock.

Legislative or other actions affecting REITs may have a negative effect on us or our investors.

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

The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction does not constitute "gross income" for purposes of the 75% or 95% gross income tests, provided that we properly identify the hedging transaction pursuant to the applicable sections of the Code and Treasury Regulations. To the extent that we enter into other types of hedging transactions, or fail to make the proper tax identifications, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a TRS.

Risk Factors Related to the Company's Common Stock

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

In the future, a stockholder's percentage ownership in the Company may be diluted because of equity issuances for acquisitions, capital market transactions or other corporate purposes, including equity awards we will grant to our directors, officers and employees. In the past we have issued equity in the secondary market and may do so again in the future, depending on the price of our stock and other factors.

In addition, our restated articles of incorporation, as amended, authorizes our Board of Directors to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such preferences, limitations, and relative rights, including preferences over our common stock respecting dividends and distributions, as our Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table is a list of our shopping centers, summarized by state and in order of largest holdings by number of properties, presented for consolidated properties (excludes properties owned by unconsolidated co-investment partnerships):

	December 31, 2022				December 31, 2021
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
Florida	88	10,783	27.8%	95.1%	89	10,771	28.4%	93.7%
California	53	8,204	21.1%	93.9%	53	8,219	21.7%	93.2%
Texas	25	3,239	8.3%	98.0%	25	3,240	8.5%	96.0%
Georgia	22	2,120	5.5%	92.9%	22	2,127	5.6%	91.1%
New York	16	1,953	5.0%	89.0%	15	1,749	4.6%	92.9%
Connecticut	14	1,452	3.7%	91.1%	14	1,464	3.9%	94.4%
Colorado	13	1,097	2.8%	96.6%	13	1,096	2.9%	95.8%
North Carolina	10	1,222	3.2%	98.2%	10	1,221	3.2%	96.2%
Washington	10	963	2.5%	97.3%	9	857	2.3%	96.5%
Ohio	8	1,224	3.2%	96.7%	8	1,215	3.2%	98.3%
Massachusetts	8	897	2.3%	97.6%	8	898	2.4%	95.1%
Oregon	7	742	1.9%	94.6%	7	741	2.0%	94.5%
Illinois	6	1,085	2.8%	94.9%	6	1,085	2.9%	94.8%
Virginia	6	939	2.4%	93.4%	6	939	2.5%	90.8%
Pennsylvania	4	443	1.1%	98.7%	3	326	0.9%	97.1%
Missouri	4	408	1.1%	99.5%	4	408	1.1%	100.0%
Tennessee	3	314	0.8%	99.1%	3	314	0.8%	98.3%
New Jersey	2	573	1.5%	89.2%	1	219	0.6%	98.1%
Maryland	2	250	0.6%	94.4%	2	320	0.8%	82.0%
Minnesota	2	246	0.6%	100.0%	—	—	0.0%	0.0%
Indiana	1	279	0.7%	100.0%	1	279	0.7%	100.0%
Delaware	1	230	0.6%	94.5%	1	228	0.6%	93.2%
Michigan	1	97	0.3%	74.0%	1	97	0.3%	74.0%
South Carolina	1	51	0.1%	100.0%	1	51	0.1%	100.0%
District of Columbia	1	23	0.1%	85.8%	—	—	0.0%	0.0%
Total	308	38,834	100.0%	94.8%	302	37,864	100.0%	94.0%

The weighted average annual effective rent for the consolidated portfolio of properties, net of tenant concessions, is $23.95 and $23.17 per square foot ("PSF") as of December 31, 2022 and 2021, respectively.

The following table is a list of our shopping centers, summarized by state and in order of largest holdings by number of properties, presented for unconsolidated properties (properties owned by our unconsolidated co-investment partnerships):

	December 31, 2022				December 31, 2021
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
California	17	2,320	18.9%	97.4%	18	2,644	19.9%	91.9%
Virginia	15	2,082	16.9%	93.9%	15	2,082	15.7%	93.7%
Maryland	9	849	6.9%	96.3%	10	1,069	8.0%	94.9%
North Carolina	7	1,197	9.7%	95.5%	8	1,270	9.5%	96.1%
Washington	7	874	7.1%	97.4%	7	874	6.6%	98.4%
Colorado	6	858	7.0%	93.3%	6	851	6.4%	90.8%
Pennsylvania	6	669	5.4%	84.5%	6	669	5.0%	84.6%
Florida	6	663	5.4%	99.4%	7	811	6.1%	97.4%
Texas	5	742	6.0%	94.4%	5	691	5.2%	95.5%
Illinois	4	690	5.6%	91.9%	3	575	4.3%	97.4%
Minnesota	3	423	3.4%	98.3%	5	668	5.0%	97.5%
New Jersey	3	224	1.8%	81.8%	4	353	2.7%	92.6%
Indiana	2	139	1.1%	82.9%	2	139	1.0%	75.8%
Connecticut	1	186	1.5%	98.1%	1	186	1.4%	96.4%
New York	1	141	1.2%	100.0%	1	141	1.1%	100.0%
Oregon	1	93	0.8%	97.7%	1	93	0.7%	100.0%
South Carolina	1	80	0.7%	96.7%	1	80	0.6%	100.0%
Delaware	1	64	0.5%	100.0%	1	64	0.5%	89.7%
District of Columbia	1	17	0.1%	100.0%	2	40	0.3%	91.8%
Total	96	12,311	100.0%	94.8%	103	13,300	100.0%	93.9%

The weighted average annual effective rent for the unconsolidated portfolio of properties, net of tenant concessions, is $23.15 and $22.37 PSF as of December 31, 2022 and 2021, respectively.

The following table summarizes our top tenants occupying our shopping centers for consolidated properties plus our Pro-rata share of unconsolidated properties, as of December 31, 2022, based upon a percentage of total annualized base rent (GLA and dollars in thousands):

Tenant	GLA	Percent of Company Owned GLA	Annualized Base Rent	Percent of Annualized Base Rent	Number of Leased Stores
Publix	2,876	7.0%	$31,679	3.2%	67
Kroger Co.	2,987	7.3%	30,438	3.1%	53
Albertsons Companies, Inc.	1,920	4.7%	29,144	3.0%	46
Amazon/Whole Foods	1,185	2.9%	25,756	2.6%	36
TJX Companies, Inc.	1,457	3.6%	25,129	2.6%	63
CVS	663	1.6%	15,606	1.6%	56
Ahold Delhaize	473	1.2%	12,003	1.2%	13
L.A. Fitness Sports Club	474	1.2%	9,989	1.0%	13
Trader Joe's	282	0.7%	9,595	1.0%	28
JPMorgan Chase Bank	139	0.3%	9,050	0.9%	45
Ross Dress For Less	534	1.3%	8,775	0.9%	24
Nordstrom	308	0.8%	8,398	0.9%	9
Gap, Inc.	250	0.6%	7,810	0.8%	21
Starbucks	138	0.3%	7,776	0.8%	88
H.E. Butt Grocery Company	482	1.2%	7,376	0.8%	6
Wells Fargo Bank	130	0.3%	7,039	0.7%	46
JAB Holding Company	168	0.4%	6,904	0.7%	60
Petco Health and Wellness Company, Inc.	286	0.7%	6,807	0.7%	30
Target	654	1.6%	6,790	0.7%	6
Bank of America	119	0.3%	6,778	0.7%	40
Kohl's	526	1.3%	6,247	0.6%	7
Best Buy	259	0.6%	6,027	0.6%	8
Walgreens Boots Alliance	230	0.6%	5,684	0.6%	21
Bed Bath & Beyond Inc.	325	0.8%	5,538	0.6%	11
Ulta	172	0.4%	5,161	0.5%	19
AT&T, Inc.	109	0.3%	4,929	0.5%	56
Dick's Sporting Goods, Inc.	274	0.7%	4,832	0.5%	4
Life Time	111	0.3%	4,700	0.5%	1
Xponential Fitness	118	0.3%	4,631	0.5%	72
Top Tenants	17,649	43.3%	$320,591	32.8%	949
Our leases for tenant space under 10,000 square feet generally have initial terms ranging from three to seven years. Leases greater than 10,000 square feet ("Anchor Leases") generally have initial lease terms in excess of five years and are mostly comprised of Anchor Tenants. Many of the leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. Our leases typically provide for the payment of fixed base rent, the tenant’s Pro-rata share of real estate taxes, insurance, and common area maintenance ("CAM") expenses, and reimbursement for utility costs if not directly metered.

The following table summarizes Pro-rata lease expirations for the next ten years and thereafter, for our consolidated and unconsolidated properties, assuming no tenants renew their leases (GLA and dollars of In Place Annual Base Rent Expiring Under Leases in thousands):

Lease Expiration Year	Number of Tenants with Expiring Leases	Pro-rata Expiring GLA	Percent of Total Company GLA	In Place Annual Base Rent Expiring Under Leases	Percent of In Place Annual Base Rent	Pro-rata Expiring Average Annual Base Rent PSF
(1)	171	85	0.2%	$1,275	0.1%	$15.03
2023	930	2,803	7.0%	72,559	7.6%	25.88
2024	1,211	5,571	13.8%	128,039	13.4%	22.98
2025	1,193	5,117	12.7%	123,403	12.9%	24.12
2026	1,058	4,998	12.4%	120,059	12.5%	24.02
2027	1,196	5,725	14.2%	136,987	14.3%	23.93
2028	659	3,930	9.7%	98,400	10.3%	25.04
2029	341	2,055	5.1%	44,765	4.7%	21.79
2030	285	1,895	4.7%	46,163	4.8%	24.36
2031	332	1,546	3.8%	42,393	4.4%	27.42
2032	454	1,695	4.2%	46,320	4.8%	27.32
Thereafter	356	4,908	12.2%	97,645	10.2%	19.89
Total	8,186	40,328	100.0%	$958,008	100.0%	$23.76
(1)
Leases currently under month-to-month rent or in process of renewal.

During 2023, we have a total of 930 leases expiring, representing 2.8 million square feet of GLA. These expiring leases have an average base rent of $25.88 PSF. The average base rent of new leases signed during 2022 was $32.47 PSF. During periods of economic weakness or when percent leased is low, tenants have more bargaining power, which may result in rental rate declines on new or renewal leases. In periods of recovery and/or when percent leased levels are high, landlords have more bargaining power, which generally results in rental rate growth on new and renewal leases.

Demand for retail space in high quality, community centers located in areas with compelling demographics remains strong, especially among successful business operators and growing innovative business concepts. However, inflationary challenges and the potential for an economic recession could result in pressure on base rent growth for new and renewal leases as businesses seek to manage costs.

The following table lists information about our consolidated and unconsolidated properties. For further information, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Amerige Heights Town Center	Los Angeles-Long Beach-Anaheim	CA		2000	2000	$—	97	100.0%	$32.04	Albertsons, (Target)
Brea Marketplace	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1987	—	352	94.3%	20.81	24 Hour Fitness, Big 5 Sporting Goods, Childtime Childcare, Old Navy, Sprout's, Target
Circle Center West	Los Angeles-Long Beach-Anaheim	CA		2017	1989	—	64	94.5%	37.59	Marshalls
Circle Marina Center	Los Angeles-Long Beach-Anaheim	CA		2019	1994	24,000	118	94.8%	30.69	Staples, Big 5 Sporting Goods, Centinela Feed & Pet Supplies
Culver Center	Los Angeles-Long Beach-Anaheim	CA		2017	2000	—	217	92.4%	32.94	Ralphs, Best Buy, LA Fitness, Sit N' Sleep
El Camino Shopping Center	Los Angeles-Long Beach-Anaheim	CA		1999	2017	—	136	100.0%	42.19	Bristol Farms, CVS
Granada Village	Los Angeles-Long Beach-Anaheim	CA	40%	2005	2012	50,000	227	100.0%	27.29	Sprout's Markets, Rite Aid, PETCO, Homegoods, Burlington, TJ Maxx
Hasley Canyon Village	Los Angeles-Long Beach-Anaheim	CA		2003	2003	16,000	66	97.5%	26.85	Ralphs
Heritage Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	2012	—	230	99.9%	42.09	Ralphs, CVS, Daiso, Mitsuwa Marketplace, Big 5 Sporting Goods
Laguna Niguel Plaza	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1985	—	42	92.4%	30.90	CVS,(Albertsons)
Morningside Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1996	—	91	100.0%	25.15	Stater Bros.
Newland Center	Los Angeles-Long Beach-Anaheim	CA		1999	2016	—	152	95.6%	28.13	Albertsons
Plaza Hermosa	Los Angeles-Long Beach-Anaheim	CA		1999	2013	—	95	100.0%	28.44	Von's, CVS
Ralphs Circle Center	Los Angeles-Long Beach-Anaheim	CA		2017	1983	—	60	100.0%	20.56	Ralphs
Rona Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1989	—	52	88.4%	20.14	Superior Super Warehouse
Seal Beach	Los Angeles-Long Beach-Anaheim	CA	20%	2002	1966	—	97	96.6%	26.73	Pavilions, CVS
Talega Village Center	Los Angeles-Long Beach-Anaheim	CA		2017	2007	—	102	97.7%	23.06	Ralphs
Town and Country Center	Los Angeles-Long Beach-Anaheim	CA	35%	2018	1992	93,628	73	100.0%	57.21	Whole Foods, CVS, Citibank
Tustin Legacy	Los Angeles-Long Beach-Anaheim	CA		2016	2017	—	112	97.9%	34.71	Stater Bros, CVS
Twin Oaks Shopping Center	Los Angeles-Long Beach-Anaheim	CA	40%	2005	2019	19,000	98	100.0%	22.25	Ralphs, Rite Aid
Valencia Crossroads	Los Angeles-Long Beach-Anaheim	CA		2002	2003	—	173	100.0%	28.65	Whole Foods, Kohl's
Village at La Floresta	Los Angeles-Long Beach-Anaheim	CA		2014	2014	—	87	97.8%	37.39	Whole Foods
Von's Circle Center	Los Angeles-Long Beach-Anaheim	CA		2017	1972	5,031	151	100.0%	27.52	Von's, Ross Dress for Less, Planet Fitness
Woodman Van Nuys	Los Angeles-Long Beach-Anaheim	CA		1999	1992	—	108	96.1%	16.32	El Super
Silverado Plaza	Napa	CA	40%	2005	1974	8,667	85	96.4%	21.39	Nob Hill, CVS
Gelson's Westlake Market Plaza	Oxnard-Thousand Oaks-Ventura	CA		2002	2016	—	86	98.8%	32.11	Gelson's Markets, John of Italy Salon & Spa
Oakbrook Plaza	Oxnard-Thousand Oaks-Ventura	CA		1999	2017	—	83	96.3%	22.22	Gelson's Markets, (CVS), (Ace Hardware)
Westlake Village Plaza and Center	Oxnard-Thousand Oaks-Ventura	CA		1999	2015	—	201	98.9%	41.86	Von's, Sprouts, (CVS)

French Valley Village Center	Rvrside-San Bernardino-Ontario	CA		2004	2004	—	99	98.4%	27.58	Stater Bros, CVS
Oakshade Town Center	Sacramento-Roseville-Folsom	CA		2011	1998	4,869	104	99.3%	23.31	Safeway, Office Max, Rite Aid
Prairie City Crossing	Sacramento-Roseville-Folsom	CA		1999	1999	—	90	97.5%	22.39	Safeway
Raley's Supermarket	Sacramento-Roseville-Folsom	CA	20%	2007	1964	—	63	100.0%	14.00	Raley's
The Marketplace	Sacramento-Roseville-Folsom	CA		2017	1990	—	111	100.0%	27.13	Safeway, CVS, Petco
4S Commons Town Center	San Diego-Chula Vista-Carlsbad	CA	85%	2004	2004	80,812	252	100.0%	33.96	Ace Hardware, Bed Bath & Beyond, Cost Plus World Market, CVS, Jimbo's…Naturally!, Ralphs, ULTA
Balboa Mesa Shopping Center	San Diego-Chula Vista-Carlsbad	CA		2012	2014	—	207	100.0%	29.07	CVS, Kohl's, Von's
El Norte Pkwy Plaza	San Diego-Chula Vista-Carlsbad	CA		1999	2013	—	91	99.0%	20.13	Von's, Children's Paradise, ACE Hardware
Friars Mission Center	San Diego-Chula Vista-Carlsbad	CA		1999	1989	—	147	100.0%	39.09	Ralphs, CVS

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Navajo Shopping Center	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1964	11,000	102	100.0%	15.68	Albertsons, Rite Aid, O'Reilly Auto Parts
Point Loma Plaza	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1987	22,391	205	99.4%	23.96	Von's, Jo-Ann Fabrics, Marshalls, UFC Gym
Rancho San Diego Village	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1981	—	153	95.1%	24.64	Smart & Final, 24 Hour Fitness, (Longs Drug)
Scripps Ranch Marketplace	San Diego-Chula Vista-Carlsbad	CA		2017	2017	—	132	99.5%	33.05	Vons, CVS
The Hub Hillcrest Market	San Diego-Chula Vista-Carlsbad	CA		2012	2015	—	149	91.0%	42.54	Ralphs, Trader Joe's
Twin Peaks	San Diego-Chula Vista-Carlsbad	CA		1999	1988	—	208	97.9%	22.11	Target, Grocer
200 Potrero	San Francisco-Oakland-Berkeley	CA		2017	1928	—	31	100.0%	11.34	Gizmo Art Production, INC.
Bayhill Shopping Center	San Francisco-Oakland-Berkeley	CA	40%	2005	2019	28,800	122	99.2%	27.69	CVS, Mollie Stone's Market
Clayton Valley Shopping Center	San Francisco-Oakland-Berkeley	CA		2003	2004	—	260	90.2%	23.66	Grocery Outlet, Central, CVS, Dollar Tree, Ross Dress For Less
Diablo Plaza	San Francisco-Oakland-Berkeley	CA		1999	1982	—	63	94.9%	41.83	Bevmo!, (Safeway), (CVS)
El Cerrito Plaza	San Francisco-Oakland-Berkeley	CA		2000	2000	—	256	79.5%	29.87	Barnes & Noble, Jo-Ann Fabrics, PETCO, Ross Dress For Less, Trader Joe's, (CVS)
Encina Grande	San Francisco-Oakland-Berkeley	CA		1999	2016	—	107	100.0%	35.81	Whole Foods, Walgreens
Persimmon Place	San Francisco-Oakland-Berkeley	CA		2014	2014	—	153	100.0%	37.31	Whole Foods, Nordstrom Rack, Homegoods
Plaza Escuela	San Francisco-Oakland-Berkeley	CA		2017	2002	—	154	93.5%	44.20	The Container Store, Trufusion, Talbots, The Cheesecake Factory, Barnes & Noble
Pleasant Hill Shopping Center	San Francisco-Oakland-Berkeley	CA	40%	2005	2016	50,000	227	98.3%	24.29	Target, Burlington, Ross Dress for Less, Homegoods
Potrero Center	San Francisco-Oakland-Berkeley	CA		2017	1997	—	227	76.8%	33.03	Safeway, 24 Hour Fitness, Ross Dress for Less, Petco
Powell Street Plaza	San Francisco-Oakland-Berkeley	CA		2001	1987	—	166	97.3%	35.38	Trader Joe's, Bevmo!, Ross Dress For Less, Marshalls, Old Navy
San Carlos Marketplace	San Francisco-Oakland-Berkeley	CA		2017	2007	—	154	100.0%	36.29	TJ Maxx, Best Buy, PetSmart, Bassett Furniture
San Leandro Plaza	San Francisco-Oakland-Berkeley	CA		1999	1982	—	50	100.0%	37.66	(Safeway), (CVS)
Serramonte Center	San Francisco-Oakland-Berkeley	CA		2017	2018	—	1,072	89.9%	26.75

Buy Buy Baby, Cost Plus World Market, Crunch Fitness, DAISO, Dave & Buster's, Dick's Sporting Goods, Divano Homes, H&M, Macy's, Nordstrom Rack, Old Navy, Party City, Ross Dress for Less, Target, TJ Maxx, Uniqlo

Tassajara Crossing	San Francisco-Oakland-Berkeley	CA		1999	1990	—	146	99.3%	26.40	Safeway, CVS, Alamo Hardware
Willows Shopping Center (6)	San Francisco-Oakland-Berkeley	CA		2017	2015	—	247	78.6%	30.85	REI, UFC Gym, Old Navy, Ulta, Five Below
Woodside Central	San Francisco-Oakland-Berkeley	CA		1999	1993	—	81	94.9%	26.40	Chuck E. Cheese, Marshalls, (Target)
Ygnacio Plaza	San Francisco-Oakland-Berkeley	CA	40%	2005	1968	25,850	110	95.4%	40.57	Sports Basement,TJ Maxx
Blossom Valley	San Jose-Sunnyvale-Santa Clara	CA		1999	1990	22,300	93	93.7%	27.44	Safeway
Mariposa Shopping Center	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	2020	26,950	127	94.0%	21.72	Safeway, CVS, Ross Dress for Less
Shoppes at Homestead	San Jose-Sunnyvale-Santa Clara	CA		1999	1983	—	116	97.8%	25.30	CVS, Crunch Fitness, (Orchard Supply Hardware)
Snell & Branham Plaza	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	1988	11,570	92	98.5%	21.11	Safeway
The Pruneyard	San Jose-Sunnyvale-Santa Clara	CA		2019	2014	2,200	260	97.5%	41.19	Trader Joe's, The Sports Basement, Camera Cinemas, Marshalls
West Park Plaza	San Jose-Sunnyvale-Santa Clara	CA		1999	1996	—	88	98.0%	20.32	Safeway, Rite Aid
Golden Hills Plaza	San Luis Obispo-Paso Robles	CA		2006	2017	—	244	85.6%	6.92	Lowe's, TJ Maxx
Five Points Shopping Center	Santa Maria-Santa Barbara	CA	40%	2005	2014	22,924	145	97.6%	30.78	Smart & Final, CVS, Ross Dress for Less, Big 5 Sporting Goods, PETCO
Corral Hollow	Stockton	CA		2000	2000	—	167	70.4%	20.69	Safeway, CVS

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Alcove On Arapahoe	Boulder	CO	40%	2005	2019	26,700	159	89.5%	19.51	PETCO, HomeGoods, Jo-Ann Fabrics, Safeway, Ulta Salon
Crossroads Commons	Boulder	CO	20%	2001	1986	34,500	143	93.6%	29.95	Whole Foods, Barnes & Noble
Crossroads Commons II	Boulder	CO	20%	2018	1995	5,500	18	100.0%	41.11	(Whole Foods), (Barnes & Noble)
Falcon Marketplace	Colorado Springs	CO		2005	2005	—	23	100.0%	25.14	(Wal-Mart)
Marketplace at Briargate	Colorado Springs	CO		2006	2006	—	29	100.0%	35.01	(King Soopers)
Monument Jackson Creek	Colorado Springs	CO		1998	1999	—	85	98.4%	12.52	King Soopers
Woodmen Plaza	Colorado Springs	CO		1998	1998	—	116	96.4%	13.67	King Soopers
Applewood Shopping Ctr	Denver-Aurora-Lakewood	CO	40%	2005	2020	—	360	91.9%	16.64	Applejack Liquors, Hobby Lobby, Homegoods, King Soopers, PetSmart, Sierra Trading Post, Ulta
Belleview Square	Denver-Aurora-Lakewood	CO		2004	2013	—	117	97.3%	20.83	King Soopers
Boulevard Center	Denver-Aurora-Lakewood	CO		1999	1986	—	77	87.6%	31.81	Eye Care Specialists, (Safeway)
Buckley Square	Denver-Aurora-Lakewood	CO		1999	1978	—	116	90.5%	11.23	Ace Hardware, King Soopers
Cherrywood Square Shop Ctr	Denver-Aurora-Lakewood	CO	40%	2005	1978	9,650	97	100.0%	12.78	King Soopers
Hilltop Village	Denver-Aurora-Lakewood	CO		2002	2018	—	101	98.7%	12.64	King Soopers
Littleton Square	Denver-Aurora-Lakewood	CO		1999	2015	—	99	100.0%	11.88	King Soopers
Lloyd King Center	Denver-Aurora-Lakewood	CO		1998	1998	—	83	100.0%	12.40	King Soopers
Ralston Square Shopping Center	Denver-Aurora-Lakewood	CO	40%	2005	1977	—	83	96.7%	15.95	King Soopers
Shops at Quail Creek	Denver-Aurora-Lakewood	CO		2008	2008	—	38	92.5%	25.79	(King Soopers)
Stroh Ranch	Denver-Aurora-Lakewood	CO		1998	1998	—	93	98.3%	13.87	King Soopers
Centerplace of Greeley III	Greeley	CO		2007	2007	—	119	97.7%	11.73	Hobby Lobby, Best Buy, TJ Maxx
22 Crescent Road	Bridgeport-Stamford-Norwalk	CT		2017	1984	—	4	100.0%	60.00	-
91 Danbury Road	Bridgeport-Stamford-Norwalk	CT		2017	1965	—	5	100.0%	29.47	-
Black Rock	Bridgeport-Stamford-Norwalk	CT	80%	2014	1996	18,637	98	91.2%	29.66	Old Navy, The Clubhouse
Brick Walk (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2007	31,131	122	98.1%	44.79	-
Compo Acres Shopping Center	Bridgeport-Stamford-Norwalk	CT		2017	2011	—	43	95.9%	54.78	Trader Joe's
Copps Hill Plaza	Bridgeport-Stamford-Norwalk	CT		2017	2002	8,962	173	62.4%	26.12	Rite Aid, Stop & Shop, Homegoods
Danbury Green	Bridgeport-Stamford-Norwalk	CT		2017	2006	—	124	100.0%	26.78	Trader Joe's, Hilton Garden Inn, DSW, Staples, Rite Aid, Warehouse Wines & Liquors
Darinor Plaza (6)	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	153	100.0%	20.24	Kohl's, Old Navy, Party City
Fairfield Center (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2000	—	95	88.7%	33.96	Fairfield University Bookstore, Merril Lynch
Post Road Plaza	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	20	100.0%	55.98	Trader Joe's
Walmart Norwalk	Bridgeport-Stamford-Norwalk	CT		2017	2003	—	142	100.0%	0.56	WalMart, HomeGoods
Westport Row	Bridgeport-Stamford-Norwalk	CT		2017	2020	—	91	93.0%	43.32	The Fresh Market, Pottery Barn
Brookside Plaza	Hartford-E Hartford-Middletown	CT		2017	2006	—	227	95.8%	15.56	Bed, Bath & Beyond, Burlington Coat Factory, PetSmart, ShopRite, Staples, TJ Maxx
Corbin's Corner	Hartford-E Hartford-Middletown	CT	40%	2005	2015	53,000	186	98.1%	31.71	Best Buy, Edge Fitness, Old Navy, The Tile Shop, Total Wine and More, Trader Joe's
Southbury Green	New Haven-Milford	CT		2017	2002	—	156	83.9%	21.79	ShopRite, Homegoods
Shops at The Columbia	Washington-Arlington-Alexandri	DC		2006	2006	—	23	85.8%	42.56	Trader Joe's
Spring Valley Shopping Center	Washington-Arlington-Alexandri	DC	40%	2005	1930	10,797	17	100.0%	100.30	-
Pike Creek	Philadelphia-Camden-Wilmington	DE		1998	2013	—	230	94.5%	16.75	Acme Markets, Edge Fitness, Pike Creek Community Hardware
Shoppes of Graylyn	Philadelphia-Camden-Wilmington	DE	40%	2005	1971	—	64	100.0%	25.44	Rite Aid
Corkscrew Village	Cape Coral-Fort Myers	FL		2007	1997	—	82	96.5%	14.84	Publix
Shoppes of Grande Oak	Cape Coral-Fort Myers	FL		2000	2000	—	79	100.0%	17.92	Publix

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Millhopper Shopping Center	Gainesville	FL		1993	2017	—	85	98.5%	19.40	Publix
Newberry Square	Gainesville	FL		1994	1986	—	181	90.3%	9.47	Publix, Floor & Décor, Dollar Tree
Anastasia Plaza	Jacksonville	FL		1993	1988	—	102	97.4%	15.09	Publix
Atlantic Village	Jacksonville	FL		2017	2014	—	110	96.8%	18.11	LA Fitness, Pet Supplies Plus
Brooklyn Station on Riverside	Jacksonville	FL		2013	2013	—	50	97.2%	28.17	The Fresh Market
Courtyard Shopping Center	Jacksonville	FL		1993	1987	—	137	100.0%	3.68	Target, (Publix)
East San Marco	Jacksonville	FL		2007	2022	—	59	100.0%	28.36	Publix
Fleming Island	Jacksonville	FL		1998	2000	—	132	95.7%	16.92	Publix, PETCO, Planet Fitness, (Target)
Hibernia Pavilion	Jacksonville	FL		2006	2006	—	51	92.0%	16.59	Publix
John's Creek Center	Jacksonville	FL	20%	2003	2004	9,000	76	100.0%	16.67	Publix
Julington Village	Jacksonville	FL	20%	1999	1999	10,000	82	100.0%	17.20	Publix, (CVS)
Mandarin Landing	Jacksonville	FL		2017	1976	—	140	88.5%	19.67	Whole Foods, Aveda Institute, Baptist Health
Nocatee Town Center	Jacksonville	FL		2007	2017	—	114	100.0%	22.98	Publix
Oakleaf Commons	Jacksonville	FL		2006	2006	—	77	100.0%	16.66	Publix
Old St Augustine Plaza	Jacksonville	FL		1996	2020	—	248	100.0%	11.08	Publix, Burlington Coat Factory, Hobby Lobby, LA Fitness, Ross Dress for Less
Pablo Plaza	Jacksonville	FL		2017	2020	—	161	100.0%	18.34	Whole Foods, Office Depot, Marshalls, HomeGoods, PetSmart
Pine Tree Plaza	Jacksonville	FL		1997	1999	—	63	96.9%	14.58	Publix
Seminole Shoppes	Jacksonville	FL	50%	2009	2018	7,612	87	100.0%	23.96	Publix
Shoppes at Bartram Park	Jacksonville	FL	50%	2005	2017	—	135	99.0%	22.20	Publix, (Kohl's), (Tutor Time)
Shops at John's Creek	Jacksonville	FL		2003	2004	—	15	100.0%	26.42	-
South Beach Regional	Jacksonville	FL		2017	1990	—	308	92.3%	17.15	Trader Joe's, Home Depot, Ross Dress for Less, Bed Bath & Beyond, Staples, Nordstrom Rack
Starke (6)	Jacksonville	FL		2000	2000	—	13	100.0%	27.05	CVS
Aventura Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		1994	2017	—	97	97.5%	38.19	CVS, Publix
Aventura Square (6)	Miami-Ft Lauderdale-PompanoBch	FL		2017	1991	2,340	144	78.8%	39.74	Bed Bath & Beyond, DSW Warehouse, Jewelry Exchange, Old Navy
Banco Popular Building	Miami-Ft Lauderdale-PompanoBch	FL		2017	1971	—	-	0.0%	-	-
Bird 107 Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1990	—	40	92.9%	21.98	Walgreens
Bird Ludlam	Miami-Ft Lauderdale-PompanoBch	FL		2017	1998	—	192	97.3%	25.60	CVS, Goodwill, Winn-Dixie
Boca Village Square	Miami-Ft Lauderdale-PompanoBch	FL		2017	2014	—	92	100.0%	22.70	CVS, Publix
Boynton Lakes Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1997	2012	—	110	93.8%	16.63	Citi Trends, Pet Supermarket, Publix
Boynton Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2015	—	105	95.7%	21.07	CVS, Publix
Caligo Crossing	Miami-Ft Lauderdale-PompanoBch	FL		2007	2007	—	11	100.0%	46.34	(Kohl's)
Chasewood Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1993	2015	—	152	94.9%	27.58	Publix, Pet Smart
Concord Shopping Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1993	—	309	100.0%	13.35	Big Lots, Dollar Tree, Home Depot, Winn-Dixie, YouFit Health Club
Coral Reef Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	1990	—	75	84.6%	31.86	Aldi, Walgreens

Country Walk Plaza	Miami-Ft Lauderdale-PompanoBch	FL	2017	2008	16,000	101	96.7%	22.44	Publix, CVS
Countryside Shops	Miami-Ft Lauderdale-PompanoBch	FL	2017	2018	—	193	70.4%	25.03	Publix, Ross Dress for Less
Fountain Square	Miami-Ft Lauderdale-PompanoBch	FL	2013	2013	—	177	96.6%	28.90	Publix, Ross Dress for Less, TJ Maxx, Ulta, (Target)
Gardens Square	Miami-Ft Lauderdale-PompanoBch	FL	1997	1991	—	90	98.8%	18.98	Publix
Greenwood Shopping Centre	Miami-Ft Lauderdale-PompanoBch	FL	2017	1994	—	133	94.0%	16.81	Publix, Bealls
Hammocks Town Center	Miami-Ft Lauderdale-PompanoBch	FL	2017	1993	—	187	95.2%	18.33	CVS, Goodwill, Publix, Metro-Dade Public Library, YouFit Health Club, (Kendall Ice Arena)
Pine Island	Miami-Ft Lauderdale-PompanoBch	FL	2017	1999	—	255	99.5%	15.24	Publix, Burlington Coat Factory, Beall's Outlet, YouFit Health Club
Pine Ridge Square	Miami-Ft Lauderdale-PompanoBch	FL	2017	2013	—	118	97.7%	19.23	The Fresh Market, Bed Bath & Beyond, Marshalls, Ulta
Pinecrest Place (6)	Miami-Ft Lauderdale-PompanoBch	FL	2017	2017	—	70	96.0%	40.60	Whole Foods, (Target)

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Point Royale Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	2018	—	202	100.0%	16.80	Winn-Dixie, Burlington Coat Factory, Pasteur Medical Center, Planet Fitness, Rana Furniture
Prosperity Centre	Miami-Ft Lauderdale-PompanoBch	FL		2017	1993	—	124	96.3%	23.41	Bed Bath & Beyond, Office Depot, TJ Maxx, CVS
Sawgrass Promenade	Miami-Ft Lauderdale-PompanoBch	FL		2017	1998	—	107	90.7%	13.45	Publix, Walgreens, Dollar Tree
Sheridan Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2022	—	507	94.9%	19.76	Publix, Kohl's, LA Fitness, Ross Dress for Less, Pet Supplies Plus, Wellmax, Burlington, Marshalls
Shoppes @ 104	Miami-Ft Lauderdale-PompanoBch	FL		1998	2018	—	112	90.0%	19.88	Winn-Dixie, CVS
Shoppes at Lago Mar	Miami-Ft Lauderdale-PompanoBch	FL		2017	1995	—	83	92.3%	15.90	Publix, YouFit Health Club
Shoppes of Jonathan's Landing	Miami-Ft Lauderdale-PompanoBch	FL		2017	1997	—	27	100.0%	27.15	(Publix)
Shoppes of Oakbrook	Miami-Ft Lauderdale-PompanoBch	FL		2017	2003	410	200	68.3%	18.45	Publix, Tuesday Morning, Duffy's Sports Bar, CVS
Shoppes of Silver Lakes	Miami-Ft Lauderdale-PompanoBch	FL		2017	1997	—	127	95.9%	20.62	Publix, Goodwill
Shoppes of Sunset	Miami-Ft Lauderdale-PompanoBch	FL		2017	2009	—	22	74.2%	25.56	-
Shoppes of Sunset II	Miami-Ft Lauderdale-PompanoBch	FL		2017	2009	—	28	85.6%	23.09	-
Shops at Skylake	Miami-Ft Lauderdale-PompanoBch	FL		2017	2006	—	287	97.4%	24.81	Publix, LA Fitness, TJ Maxx, Goodwill, Pasteur Medical
Tamarac Town Square	Miami-Ft Lauderdale-PompanoBch	FL		2017	1987	—	125	88.7%	12.54	Publix, Dollar Tree, Retro Fitness
University Commons (6)	Miami-Ft Lauderdale-PompanoBch	FL		2015	2001	—	180	100.0%	34.79	Whole Foods, Nordstrom Rack, Barnes & Noble, Bed Bath & Beyond
Waterstone Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2005	—	61	100.0%	17.74	Publix
Welleby Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1996	1982	—	110	96.8%	14.98	Publix, Dollar Tree
Wellington Town Square	Miami-Ft Lauderdale-PompanoBch	FL		1996	2022	—	108	95.0%	24.81	Publix, CVS
West Bird Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2021	—	99	97.9%	25.43	Publix
West Lake Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	2000	—	101	96.6%	22.02	Winn-Dixie, CVS
Westport Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2002	1,457	47	91.6%	21.06	Publix
Berkshire Commons	Naples-Marco Island	FL		1994	1992	—	110	100.0%	15.83	Publix, Walgreens
Naples Walk	Naples-Marco Island	FL		2007	1999	—	125	100.0%	18.95	Publix
Pavillion	Naples-Marco Island	FL		2017	2011	—	168	98.7%	23.51	LA Fitness, Paragon Theaters, J. Lee Salon Suites
Shoppes of Pebblebrook Plaza	Naples-Marco Island	FL	50%	2000	2000	—	80	97.0%	16.51	Publix, (Walgreens)
Glengary Shoppes	North Port-Sarasota-Bradenton	FL		2017	1995	—	93	97.0%	20.42	Best Buy, Barnes & Noble
Alafaya Village	Orlando-Kissimmee-Sanford	FL		2017	1986	—	38	93.9%	25.76	-
Kirkman Shoppes	Orlando-Kissimmee-Sanford	FL		2017	2015	—	116	98.5%	25.78	LA Fitness, Walgreens
Lake Mary Centre	Orlando-Kissimmee-Sanford	FL		2017	2015	—	360	93.3%	17.55	The Fresh Market, Academy Sports, Hobby Lobby, LA Fitness, Ross Dress for Less, Office Depot
Plaza Venezia	Orlando-Kissimmee-Sanford	FL	20%	2016	2000	36,500	203	100.0%	32.31	Publix, Eddie V's
Town and Country	Orlando-Kissimmee-Sanford	FL		2017	1993	—	78	100.0%	11.47	Ross Dress for Less

Unigold Shopping Center	Orlando-Kissimmee-Sanford	FL	2017	1987	—	115	89.3%	15.61	YouFit Health Club, Ross Dress for Less
Willa Springs	Orlando-Kissimmee-Sanford	FL	2000	2000	16,700	90	98.3%	22.58	Publix
Cashmere Corners	Port St. Lucie	FL	2017	2016	—	80	96.1%	14.83	WalMart
The Plaza at St. Lucie West	Port St. Lucie	FL	2017	2006	—	27	100.0%	25.58	-
Charlotte Square	Punta Gorda	FL	2017	1980	—	91	94.1%	11.68	WalMart, Buffet City
Ryanwood Square	Sebastian-Vero Beach	FL	2017	1987	—	115	90.0%	12.28	Publix, Beall's, Harbor Freight Tools
South Point	Sebastian-Vero Beach	FL	2017	2003	—	65	100.0%	15.68	Publix
Treasure Coast Plaza	Sebastian-Vero Beach	FL	2017	1983	1,166	134	98.2%	18.77	Publix, TJ Maxx
Carriage Gate	Tallahassee	FL	1994	2013	—	73	100.0%	24.83	Trader Joe's, TJ Maxx
Ocala Corners (6)	Tallahassee	FL	2000	2000	—	93	88.3%	13.89	Publix
Bloomingdale Square	Tampa-St Petersburg-Clearwater	FL	1998	2021	—	252	98.0%	19.30	Bealls, Dollar Tree, Home Centric, LA Fitness, Publix
Northgate Square	Tampa-St Petersburg-Clearwater	FL	2007	1995	—	76	98.1%	15.95	Publix

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Regency Square	Tampa-St Petersburg-Clearwater	FL		1993	2013	—	352	96.1%	19.79	AMC Theater, Dollar Tree, Five Below, Marshalls, Michael's, PETCO, Shoe Carnival, Staples, TJ Maxx, Ulta, Old Navy, (Best Buy), (Macdill)
Shoppes at Sunlake Centre	Tampa-St Petersburg-Clearwater	FL		2017	2008	—	117	100.0%	24.78	Publix
Suncoast Crossing (6)	Tampa-St Petersburg-Clearwater	FL		2007	2007	—	118	96.4%	7.01	Kohl's, (Target)
The Village at Hunter's Lake	Tampa-St Petersburg-Clearwater	FL		2018	2018	—	72	100.0%	28.05	Sprouts
Town Square	Tampa-St Petersburg-Clearwater	FL		1997	1999	—	44	100.0%	33.86	PETCO, Barnes & Noble
Village Center	Tampa-St Petersburg-Clearwater	FL		1995	2014	—	187	97.4%	22.38	Publix, PGA Tour Superstore, Walgreens
Westchase	Tampa-St Petersburg-Clearwater	FL		2007	1998	—	79	100.0%	17.57	Publix
Ashford Place	Atlanta-SandySprings-Alpharett	GA		1997	1993	—	53	86.1%	24.58	Harbor Freight Tools
Briarcliff La Vista	Atlanta-SandySprings-Alpharett	GA		1997	1962	—	43	100.0%	22.38	Michael's
Briarcliff Village	Atlanta-SandySprings-Alpharett	GA		1997	1990	—	189	98.3%	17.01	Burlington, Party City, Publix, Shoe Carnival, TJ Maxx
Bridgemill Market	Atlanta-SandySprings-Alpharett	GA		2017	2000	—	89	91.7%	17.77	Publix
Brighten Park	Atlanta-SandySprings-Alpharett	GA		1997	2016	—	137	98.9%	28.37	Lidl, Big Blue Swim School, Kohl's
Buckhead Court	Atlanta-SandySprings-Alpharett	GA		1997	1984	—	49	89.7%	31.78	-
Buckhead Landing	Atlanta-SandySprings-Alpharett	GA		2017	1998	—	152	74.3%	19.52	Binders Art Supplies & Frames, Kroger
Buckhead Station	Atlanta-SandySprings-Alpharett	GA		2017	1996	—	234	100.0%	25.27	Bed Bath & Beyond, Cost Plus World Market, DSW Warehouse, Nordstrom Rack, Old Navy, Saks Off 5th, TJ Maxx, Ulta
Cambridge Square	Atlanta-SandySprings-Alpharett	GA		1996	1979	—	71	40.0%	26.89	-
Chastain Square	Atlanta-SandySprings-Alpharett	GA		2017	2001	—	92	100.0%	23.53	Publix
Cornerstone Square	Atlanta-SandySprings-Alpharett	GA		1997	1990	—	80	90.7%	18.96	Aldi, Barking Hound Village, CVS, HealthMarkets Insurance
Dunwoody Hall	Atlanta-SandySprings-Alpharett	GA		1997	1986	13,800	86	96.2%	21.03	Publix
Dunwoody Village	Atlanta-SandySprings-Alpharett	GA		1997	1975	—	121	93.5%	21.49	The Fresh Market, Walgreens, Dunwoody Prep
Howell Mill Village	Atlanta-SandySprings-Alpharett	GA		2004	1984	—	92	100.0%	25.11	Publix
Paces Ferry Plaza	Atlanta-SandySprings-Alpharett	GA		1997	2018	—	82	99.9%	40.24	Whole Foods
Powers Ferry Square	Atlanta-SandySprings-Alpharett	GA		1997	2013	—	97	100.0%	35.26	HomeGoods, PETCO
Powers Ferry Village	Atlanta-SandySprings-Alpharett	GA		1997	1994	—	69	100.0%	10.48	Publix, The Juice Box
Russell Ridge	Atlanta-SandySprings-Alpharett	GA		1994	1995	—	101	90.8%	13.30	Kroger
Sandy Springs	Atlanta-SandySprings-Alpharett	GA		2012	2006	—	116	98.1%	25.63	Trader Joe's, Fox's, Peter Glenn Ski & Sports
Sope Creek Crossing	Atlanta-SandySprings-Alpharett	GA		1998	2016	—	99	95.5%	16.72	Publix
The Shops at Hampton Oaks	Atlanta-SandySprings-Alpharett	GA		2017	2009	—	21	89.1%	11.81	(CVS)
Williamsburg at Dunwoody	Atlanta-SandySprings-Alpharett	GA		2017	1983	—	45	82.7%	27.64	-
Civic Center Plaza	Chicago-Naperville-Elgin	IL	40%	2005	1989	22,000	265	96.6%	10.54	Super H Mart, Home Depot, O'Reilly Automotive, King Spa
Clybourn Commons	Chicago-Naperville-Elgin	IL		2014	1999	—	32	95.0%	37.88	PETCO
Glen Oak Plaza	Chicago-Naperville-Elgin	IL		2010	1967	—	63	100.0%	27.29	Trader Joe's, Walgreens, Northshore University Healthsystems
Hinsdale Lake Commons (fka Hinsdale)	Chicago-Naperville-Elgin	IL		1998	2015	—	185	93.0%	16.30	Whole Foods, Goodwill, Charter Fitness, Petco
Mellody Farm	Chicago-Naperville-Elgin	IL		2017	2017	—	259	93.1%	29.15	Whole Foods, Nordstrom Rack, REI, HomeGoods, Barnes & Noble, West Elm
Naperville Plaza	Chicago-Naperville-Elgin	IL	20%	2022	1961	23,000	115	96.8%	25.65	Casey's Foods, Trader Joe's, Oswald's Pharmacy
Riverside Sq & River's Edge	Chicago-Naperville-Elgin	IL	40%	2005	1986	—	169	99.3%	17.54	Mariano's Fresh Market, Dollar Tree, Party City, Blink Fitness

Roscoe Square	Chicago-Naperville-Elgin	IL	40%	2005	2012	24,500	140	70.0%	28.09	Mariano's Fresh Market, Walgreens
Westchester Commons	Chicago-Naperville-Elgin	IL		2001	2014	—	143	93.1%	18.05	Mariano's Fresh Market, Goodwill
Willow Festival (6)	Chicago-Naperville-Elgin	IL		2010	2007	—	404	96.7%	18.84	Whole Foods, Lowe's, CVS, HomeGoods, REI, Best Buy, Ulta

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Shops on Main	Chicago-Naperville-Elgin	IN	94%	2013	2020	—	279	100.0%	16.46	Whole Foods, Dick's Sporting Goods, Ross Dress for Less, HomeGoods, DSW, Nordstrom Rack, Marshalls
Willow Lake Shopping Center	Indianapolis-Carmel-Anderson	IN	40%	2005	1987	—	86	72.4%	18.98	Indiana Bureau of Motor Vehicles, (Kroger)
Willow Lake West Shopping Center	Indianapolis-Carmel-Anderson	IN	40%	2005	2001	10,000	53	100.0%	26.76	Trader Joe's
Fellsway Plaza	Boston-Cambridge-Newton	MA	75%	2013	2016	35,446	158	100.0%	25.90	Stop & Shop, Planet Fitness, BioLife Plasma Services
Shaw's at Plymouth	Boston-Cambridge-Newton	MA		2017	1993	—	60	100.0%	19.34	Shaw's
Shops at Saugus	Boston-Cambridge-Newton	MA		2006	2006	—	87	96.9%	30.54	Trader Joe's, La-Z-Boy, PetSmart
Star's at Cambridge	Boston-Cambridge-Newton	MA		2017	1997	—	66	100.0%	41.18	Star Market
Star's at Quincy	Boston-Cambridge-Newton	MA		2017	1995	—	101	100.0%	23.63	Star Market
Star's at West Roxbury	Boston-Cambridge-Newton	MA		2017	2006	—	76	94.7%	26.66	Shaw's
The Abbot	Boston-Cambridge-Newton	MA		2017	1912	—	64	77.0%	90.15	Center for Effective Alturism
Twin City Plaza	Boston-Cambridge-Newton	MA		2006	2004	—	285	100.0%	22.09	Shaw's, Marshall's, Extra Space Storage, Walgreens, K&G Fashion, Dollar Tree, Everfitness, Formlabs
Festival at Woodholme	Baltimore-Columbia-Towson	MD	40%	2005	1986	18,510	81	94.6%	40.95	Trader Joe's
Parkville Shopping Center	Baltimore-Columbia-Towson	MD	40%	2005	2013	9,960	165	98.2%	17.45	Giant, Parkville Lanes, Dollar Tree, Petco, The Cellar Parkville
Southside Marketplace	Baltimore-Columbia-Towson	MD	40%	2005	2011	24,800	125	90.8%	25.45	Giant
Village at Lee Airpark (6)	Baltimore-Columbia-Towson	MD		2005	2014	—	118	89.3%	30.79	Giant, (Sunrise)
Burnt Mills	Washington-Arlington-Alexandri	MD	20%	2013	2004	—	31	86.9%	42.83	Trader Joe's
Cloppers Mill Village	Washington-Arlington-Alexandri	MD	40%	2005	1995	—	137	95.8%	19.47	Shoppers Food Warehouse, Dollar Tree
Firstfield Shopping Center	Washington-Arlington-Alexandri	MD	40%	2005	2014	—	22	100.0%	43.23	-
Takoma Park	Washington-Arlington-Alexandri	MD	40%	2005	1960	—	107	100.0%	15.21	Planet Fitness
Watkins Park Plaza	Washington-Arlington-Alexandri	MD	40%	2005	1985	—	111	100.0%	29.21	LA Fitness, CVS
Westbard Square	Washington-Arlington-Alexandri	MD		2017	2001	—	132	99.0%	38.59	Giant, Bowlmor AMF
Woodmoor Shopping Center	Washington-Arlington-Alexandri	MD	40%	2005	1954	19,000	69	96.2%	35.70	CVS
Fenton Marketplace	Flint	MI		1999	1999	—	97	74.0%	8.71	Family Farm & Home
Apple Valley Square	Minneapol-St. Paul-Bloomington	MN		2006	1998	—	179	100.0%	16.92	Jo-Ann Fabrics, PETCO, Savers, Experience Fitness, (Burlington Coat Factory), (Aldi)
Cedar Commons	Minneapol-St. Paul-Bloomington	MN		2011	1999	—	66	100.0%	28.33	Whole Foods
Colonial Square	Minneapol-St. Paul-Bloomington	MN	40%	2005	2014	19,700	93	100.0%	26.47	Lund's
Rockford Road Plaza	Minneapol-St. Paul-Bloomington	MN	40%	2005	1991	20,000	204	96.9%	13.82	Kohl's, PetSmart, HomeGoods, TJ Maxx
Rockridge Center	Minneapol-St. Paul-Bloomington	MN	20%	2011	2006	14,500	125	99.4%	14.63	CUB Foods
Brentwood Plaza	St. Louis	MO		2007	2002	—	60	100.0%	11.50	Schnucks
Bridgeton	St. Louis	MO		2007	2005	—	71	97.3%	12.14	Schnucks, (Home Depot)
Dardenne Crossing	St. Louis	MO		2007	1996	—	67	100.0%	11.60	Schnucks
Kirkwood Commons	St. Louis	MO		2007	2000	—	210	100.0%	10.35	Walmart, TJ Maxx, HomeGoods, Famous Footwear, (Target), (Lowe's)
Blakeney Town Center (fka Blakeney Shopping Center)	Charlotte-Concord-Gastonia	NC		2021	2006	—	384	99.7%	26.17	Harris Teeter, Marshalls, Best Buy, Petsmart, Off Broadway Shoes, Old Navy, (Target)
Carmel Commons	Charlotte-Concord-Gastonia	NC		1997	2012	—	141	91.3%	24.75	Chuck E. Cheese, The Fresh Market, Party City
Cochran Commons	Charlotte-Concord-Gastonia	NC	20%	2007	2003	3,359	66	100.0%	17.43	Harris Teeter, (Walgreens)
Willow Oaks	Charlotte-Concord-Gastonia	NC		2014	2014	—	65	100.0%	17.83	Publix
Shops at Erwin Mill	Durham-Chapel Hill	NC	55%	2012	2012	10,000	91	96.4%	19.27	Harris Teeter
Southpoint Crossing	Durham-Chapel Hill	NC		1998	1998	—	103	98.4%	16.98	Harris Teeter

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Village Plaza	Durham-Chapel Hill	NC	20%	2012	2020	12,000	73	96.7%	23.16	Whole Foods
Woodcroft Shopping Center	Durham-Chapel Hill	NC		1996	1984	—	90	100.0%	14.52	Food Lion, ACE Hardware
Glenwood Village	Raleigh-Cary	NC		1997	1983	—	43	100.0%	18.28	Harris Teeter
Holly Park	Raleigh-Cary	NC		2013	1969	—	160	97.7%	20.06	DSW Warehouse, Trader Joe's, Ross Dress For Less, Staples, US Fitness Products, Jerry's Artarama, Pet Supplies Plus, Ulta
Lake Pine Plaza	Raleigh-Cary	NC		1998	1997	—	88	100.0%	14.35	Harris Teeter
Market at Colonnade Center	Raleigh-Cary	NC		2009	2009	—	58	100.0%	28.26	Whole Foods
Midtown East	Raleigh-Cary	NC	50%	2017	2017	36,000	159	100.0%	24.28	Wegmans
Ridgewood Shopping Center	Raleigh-Cary	NC	20%	2018	1951	9,278	94	91.2%	21.35	Whole Foods, Walgreens
Shoppes of Kildaire	Raleigh-Cary	NC	40%	2005	1986	20,000	145	97.4%	20.56	Trader Joe's, Aldi, Staples, Barnes & Noble
Sutton Square	Raleigh-Cary	NC	20%	2006	1985	—	101	94.5%	21.09	The Fresh Market
Village District	Raleigh-Cary	NC	30%	2004	2018	75,000	559	94.0%	26.46

Harris Teeter, The Fresh Market, Wake Public Library, Walgreens, Talbots, Great Outdoor Provision Co., York Properties,The Cheshire Cat Gallery, Crunch Fitness Select Club, Bailey's Fine Jewelry, Sephora, Barnes & Noble, Goodnight's Comedy Club

Chimney Rock (6)	New York-Newark-Jersey City	NJ		2016	2016	—	218	99.3%	37.34	Whole Foods, Nordstrom Rack, Saks Off 5th, The Container Store, Ulta
District at Metuchen	New York-Newark-Jersey City	NJ	20%	2018	2017	16,000	67	97.9%	32.18	Whole Foods
Plaza Square	New York-Newark-Jersey City	NJ	40%	2005	1990	—	104	62.0%	19.60	Grocer
Glenwood Green (7)	Philadelphia-Camden-Wilmington	NJ	70%	2022	2022	—	355	83.0%	11.00	ShopRite, Target, Rendina
Haddon Commons	Philadelphia-Camden-Wilmington	NJ	40%	2005	1985	—	54	100.0%	15.18	Acme Markets
101 7th Avenue	New York-Newark-Jersey City	NY		2017	1930	—	57	0.0%	-	-
1175 Third Avenue	New York-Newark-Jersey City	NY		2017	1995	—	25	100.0%	116.62	The Food Emporium
1225-1239 Second Ave	New York-Newark-Jersey City	NY		2017	1987	—	18	100.0%	137.95	CVS
90 - 30 Metropolitan Avenue	New York-Newark-Jersey City	NY		2017	2007	—	60	93.9%	35.57	Michaels, Staples, Trader Joe's
Broadway Plaza (6)	New York-Newark-Jersey City	NY		2017	2014	—	147	89.9%	41.06	Aldi, Best Buy, Bob's Discount Furniture, TJ Maxx, Blink Fitness
Clocktower Plaza Shopping Ctr (6)	New York-Newark-Jersey City	NY		2017	1995	—	79	100.0%	49.89	Stop & Shop
East Meadow	New York-Newark-Jersey City	NY		2021	1980	—	141	93.3%	15.73	Marshalls, Stew Leonard's
East Meadow Plaza	New York-Newark-Jersey City	NY		2022	1971	—	205	0.0%	24.75	Lidl, Dollar Deal
Eastport	New York-Newark-Jersey City	NY		2021	1980	—	48	97.3%	12.98	King Kullen, Rite Aid
Hewlett Crossing I & II	New York-Newark-Jersey City	NY		2018	1954	8,879	52	100.0%	38.48	-
Lake Grove Commons	New York-Newark-Jersey City	NY	40%	2012	2008	50,000	141	100.0%	35.81	Whole Foods, LA Fitness
Rivertowns Square	New York-Newark-Jersey City	NY		2018	2016	—	116	90.9%	23.85	Ulta, The Learning Experience, Mom's Organic Market, Look Cinemas
The Gallery at Westbury Plaza	New York-Newark-Jersey City	NY		2017	2013	—	312	100.0%	51.21	Trader Joe's, Nordstrom Rack, Saks Fifth Avenue, Bloomingdale's, The Container Store, HomeGoods, Old Navy, Gap Outlet, Bassett Home Furnishings, Famous Footware
The Point at Garden City Park (6)	New York-Newark-Jersey City	NY		2016	2018	—	105	100.0%	30.09	King Kullen, Ace Hardware
Valley Stream	New York-Newark-Jersey City	NY		2021	1950	—	99	90.3%	28.89	King Kullen
Wading River	New York-Newark-Jersey City	NY		2021	2002	—	99	84.1%	23.38	King Kullen, CVS, Ace Hardware

Westbury Plaza	New York-Newark-Jersey City	NY	2017	2004	88,000	390	100.0%	27.04	WalMart, Costco, Marshalls, Total Wine and More, Olive Garden
Cherry Grove	Cincinnati	OH	1998	2012	—	203	99.0%	12.35	Kroger, Shoe Carnival, TJ Maxx, Tuesday Morning

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Hyde Park	Cincinnati	OH		1997	1995	—	401	92.3%	17.41	Kroger, Kohl's, Walgreens, Jo-Ann Fabrics, Ace Hardware, Staples, Marshalls
Red Bank Village	Cincinnati	OH		2006	2018	—	176	100.0%	7.73	WalMart
Regency Commons	Cincinnati	OH		2004	2004	—	34	79.0%	27.33	-
West Chester Plaza	Cincinnati	OH		1998	1988	—	88	100.0%	10.44	Kroger
East Pointe	Columbus	OH		1998	2014	—	111	100.0%	11.34	Kroger
Kroger New Albany Center	Columbus	OH		1999	1999	—	93	100.0%	13.47	Kroger
Northgate Plaza (Maxtown Road)	Columbus	OH		1998	2017	—	117	100.0%	11.98	Kroger, (Home Depot)
Corvallis Market Center	Corvallis	OR		2006	2006	—	85	100.0%	22.29	Michaels, TJ Maxx, Trader Joe's
Northgate Marketplace	Medford	OR		2011	2011	—	81	84.2%	22.18	Trader Joe's, REI, PETCO
Northgate Marketplace Ph II	Medford	OR		2015	2015	—	177	98.4%	18.16	Dick's Sporting Goods, Homegoods, Marshalls
Greenway Town Center	Portland-Vancouver-Hillsboro	OR	40%	2005	2014	—	93	97.7%	16.19	Dollar Tree, Rite Aid, Whole Foods
Murrayhill Marketplace	Portland-Vancouver-Hillsboro	OR		1999	2016	—	150	84.4%	20.35	Safeway, Planet Fitness
Sherwood Crossroads	Portland-Vancouver-Hillsboro	OR		1999	1999	—	88	100.0%	12.56	Safeway
Tanasbourne Market (6)	Portland-Vancouver-Hillsboro	OR		2006	2006	—	71	100.0%	30.18	Whole Foods
Walker Center	Portland-Vancouver-Hillsboro	OR		1999	1987	—	90	98.4%	23.23	Bed Bath & Beyond
Allen Street Shopping Ctr	Allentown-Bethlehem-Easton	PA	40%	2005	1958	—	46	100.0%	18.74	Grocery Outlet Bargain Market
Lower Nazareth Commons	Allentown-Bethlehem-Easton	PA		2007	2012	—	96	100.0%	26.62	Burlington Coat Factory, PETCO, (Wegmans), (Target)
Stefko Boulevard Shopping Center	Allentown-Bethlehem-Easton	PA	40%	2005	1976	—	134	86.4%	11.31	Valley Farm Market, Dollar Tree
Hershey (6)	Harrisburg-Carlisle	PA		2000	2000	—	6	100.0%	30.00	-
Baederwood Shopping Center	Philadelphia-Camden-Wilmington	PA	80%	2022	1999	24,365	117	97.0%	27.91	Whole Foods, Planet Fitness
City Avenue Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1960	—	162	91.8%	20.76	Ross Dress for Less, TJ Maxx, Dollar Tree
Gateway Shopping Center	Philadelphia-Camden-Wilmington	PA		2004	2016	—	224	99.0%	34.25	Trader Joe's, Staples, TJ Maxx, Jo-Ann Fabrics
Mercer Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1988	—	91	93.2%	22.73	Weis Markets
Newtown Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	2020	20,000	142	92.5%	19.80	Acme Markets, Michael's
Warwick Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1999	—	93	40.4%	27.74	-
Indigo Square	Charleston-North Charleston	SC		2017	2017	—	51	100.0%	29.98	Greenwise (Vac 8/29/20)
Merchants Village	Charleston-North Charleston	SC	40%	1997	1997	9,000	80	96.7%	17.65	Publix
Harpeth Village Fieldstone	Nashvil-Davdsn-Murfree-Frankln	TN		1997	1998	—	70	97.8%	15.95	Publix
Northlake Village	Nashvil-Davdsn-Murfree-Frankln	TN		2000	2013	—	135	99.0%	15.46	Kroger
Peartree Village	Nashvil-Davdsn-Murfree-Frankln	TN		1997	1997	—	110	100.0%	20.33	Kroger, PETCO
Hancock	Austin-Round Rock-Georgetown	TX		1999	1998	—	263	98.1%	19.39	24 Hour Fitness, Firestone Complete Auto Care, H.E.B, PETCO, Twin Liquors
Market at Round Rock	Austin-Round Rock-Georgetown	TX		1999	1987	—	123	97.3%	19.82	Sprout's Markets, Office Depot, Tuesday Morning
North Hills	Austin-Round Rock-Georgetown	TX		1999	1995	—	164	100.0%	21.88	H.E.B.
Shops at Mira Vista	Austin-Round Rock-Georgetown	TX		2014	2002	179	68	100.0%	25.31	Trader Joe's, Champions Westlake Gymnastics & Cheer
Tech Ridge Center	Austin-Round Rock-Georgetown	TX		2011	2020	715	216	99.5%	23.81	H.E.B., Pinstack, Baylor Scott & White
Bethany Park Place	Dallas-Fort Worth-Arlington	TX		1998	1998	10,200	99	98.6%	11.97	Kroger
CityLine Market	Dallas-Fort Worth-Arlington	TX		2014	2014	—	81	100.0%	29.90	Whole Foods

CityLine Market Phase II	Dallas-Fort Worth-Arlington	TX	2015	2015	—	22	100.0%	28.18	CVS
Hillcrest Village	Dallas-Fort Worth-Arlington	TX	1999	1991	—	15	100.0%	49.88	-

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Keller Town Center	Dallas-Fort Worth-Arlington	TX		1999	2014	—	120	95.8%	17.10	Tom Thumb
Lebanon/Legacy Center	Dallas-Fort Worth-Arlington	TX		2000	2002	—	56	87.2%	29.35	(WalMart)
Market at Preston Forest	Dallas-Fort Worth-Arlington	TX		1999	1990	—	96	100.0%	22.53	Tom Thumb
Mockingbird Commons	Dallas-Fort Worth-Arlington	TX		1999	1987	—	120	95.4%	19.99	Tom Thumb, Ogle School of Hair Design
Preston Oaks (6)	Dallas-Fort Worth-Arlington	TX		2013	2022	—	103	100.0%	40.03	Central Market, Talbots
Prestonbrook	Dallas-Fort Worth-Arlington	TX		1998	1998	—	92	100.0%	15.45	Kroger
Shiloh Springs	Dallas-Fort Worth-Arlington	TX		1998	1998	—	110	89.8%	14.77	Kroger
Alden Bridge	Houston-Woodlands-Sugar Land	TX		2002	1998	26,000	139	96.8%	21.81	Kroger, Walgreens
Baybrook East (7)	Houston-Woodlands-Sugar Land	TX	50%	2020	2021	2,683	156	93.9%	13.17	H.E.B
Cochran's Crossing	Houston-Woodlands-Sugar Land	TX		2002	1994	—	138	100.0%	20.43	Kroger
Indian Springs Center	Houston-Woodlands-Sugar Land	TX		2002	2003	—	137	99.0%	25.46	H.E.B.
Market at Springwoods Village	Houston-Woodlands-Sugar Land	TX	53%	2016	2018	4,250	167	99.1%	17.73	Kroger
Panther Creek	Houston-Woodlands-Sugar Land	TX		2002	1994	—	166	98.8%	24.71	CVS, The Woodlands Childrens Museum, Fitness Project
Southpark at Cinco Ranch	Houston-Woodlands-Sugar Land	TX		2012	2017	—	265	98.9%	14.06	Kroger, Academy Sports, PETCO, Spec's Liquor and Finer Foods
Sterling Ridge	Houston-Woodlands-Sugar Land	TX		2002	2000	—	129	98.9%	22.16	Kroger, CVS
Sweetwater Plaza	Houston-Woodlands-Sugar Land	TX	20%	2001	2000	20,000	134	95.3%	18.46	Kroger, Walgreens
The Village at Riverstone	Houston-Woodlands-Sugar Land	TX		2016	2016	—	165	96.3%	17.11	Kroger
Weslayan Plaza East	Houston-Woodlands-Sugar Land	TX	40%	2005	1969	—	169	96.1%	21.11	Berings, Ross Dress for Less, Michaels, The Next Level Fitness, Spec's Liquor, Trek Bicycle
Weslayan Plaza West	Houston-Woodlands-Sugar Land	TX	40%	2005	1969	32,629	186	92.6%	22.20	Randalls Food, Walgreens, PETCO, Jo-Ann's, Tuesday Morning, Homegoods
Westwood Village	Houston-Woodlands-Sugar Land	TX		2006	2006	—	187	97.7%	20.47	Fitness Project, PetSmart, Office Max, Ross Dress For Less, TJ Maxx, (Target)
Woodway Collection	Houston-Woodlands-Sugar Land	TX	40%	2005	2012	7,482	97	94.2%	31.73	Whole Foods
Carytown Exchange	Richmond	VA	65%	2018	2022	—	116	86.2%	26.91	Publix, CVS
Hanover Village Shopping Center	Richmond	VA	40%	2005	1971	—	90	100.0%	9.81	Aldi, Tractor Supply Company, Harbor Freight Tools, Tuesday Morning
Village Shopping Center	Richmond	VA	40%	2005	1948	24,250	116	88.8%	24.99	Publix, CVS
Ashburn Farm Village Center	Washington-Arlington-Alexandri	VA	40%	2005	1996	—	92	100.0%	17.33	Patel Brothers, The Shop Gym
Belmont Chase	Washington-Arlington-Alexandri	VA		2014	2014	—	91	98.3%	33.98	Cooper's Hawk Winery, Whole Foods
Braemar Village Center	Washington-Arlington-Alexandri	VA	25%	2004	2004	—	104	100.0%	23.68	Safeway
Centre Ridge Marketplace	Washington-Arlington-Alexandri	VA	40%	2005	1996	11,640	107	100.0%	20.82	United States Coast Guard Ex, Planet Fitness
Festival at Manchester Lakes	Washington-Arlington-Alexandri	VA	40%	2005	2021	—	168	88.2%	31.72	Amazon Fresh, Homesense
Fox Mill Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	2013	22,500	103	94.2%	26.79	Giant
Greenbriar Town Center	Washington-Arlington-Alexandri	VA	40%	2005	1972	76,200	340	98.1%	28.93	Big Blue Swim School, Bob's Discount Furniture, CVS, Giant, Marshalls, Planet Fitness, Ross Dress for Less, Total Wine and More
Kamp Washington Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	1960	—	71	89.3%	31.99	PGA Tour Superstore
Kings Park Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	2015	21,800	96	100.0%	33.57	Giant, CVS
Lorton Station Marketplace	Washington-Arlington-Alexandri	VA	20%	2006	2005	7,300	136	66.9%	27.18	Amazon Fresh
Point 50	Washington-Arlington-Alexandri	VA		2007	2021	—	48	100.0%	32.34	Amazon Fresh
Saratoga Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	1977	22,800	113	97.0%	21.62	Giant
Shops at County Center	Washington-Arlington-Alexandri	VA		2005	2005	—	97	98.3%	18.84	Harris Teeter, Planet Fitness

The Crossing Clarendon	Washington-Arlington-Alexandri	VA	2016	2001	—	420	90.1%	38.84	Whole Foods, Crate & Barrel, The Container Store, Barnes & Noble, Pottery Barn, Ethan Allen, The Cheesecake Factory, Life Time Fitness

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
The Field at Commonwealth	Washington-Arlington-Alexandri	VA		2017	2018	—	167	99.0%	22.44	Wegmans
Village Center at Dulles	Washington-Arlington-Alexandri	VA	20%	2002	1991	48,000	304	94.9%	25.48	Giant, Gold's Gym, CVS, Advance Auto Parts, Chuck E. Cheese, HomeGoods, Goodwill, Furniture Max
Willston Centre I	Washington-Arlington-Alexandri	VA	40%	2005	1952	—	105	91.2%	28.34	CVS, Fashion K City
Willston Centre II	Washington-Arlington-Alexandri	VA	40%	2005	2010	24,419	136	100.0%	27.97	Safeway, (Target), (PetSmart)
6401 Roosevelt	Seattle-Tacoma-Bellevue	WA		2019	1929	—	8	100.0%	25.29	-
Aurora Marketplace	Seattle-Tacoma-Bellevue	WA	40%	2005	1991	13,400	107	100.0%	18.75	Safeway, TJ Maxx
Ballard Blocks I	Seattle-Tacoma-Bellevue	WA	50%	2018	2007	—	132	97.7%	27.68	LA Fitness, Ross Dress for Less, Trader Joe's
Ballard Blocks II	Seattle-Tacoma-Bellevue	WA	50%	2018	2018	—	117	98.4%	34.81	Bright Horizons, Kaiser Permanente, PCC Community Markets, Prokarma, Trufusion, West Marine
Broadway Market	Seattle-Tacoma-Bellevue	WA	20%	2014	1988	21,500	140	92.3%	28.93	Gold's Gym, Mosaic Salon Group, Quality Food Centers
Cascade Plaza	Seattle-Tacoma-Bellevue	WA	20%	1999	1999	—	206	97.9%	12.79	Big 5 Sporting Goods, Big Lots, Dollar Tree, Jo-Ann Fabrics, Planet Fitness, Ross Dress For Less, Safeway, Aaron's
Eastgate Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	2021	22,000	85	96.5%	31.69	Safeway, Rite Aid
Grand Ridge Plaza	Seattle-Tacoma-Bellevue	WA		2012	2018	—	331	99.6%	25.96	Bevmo!, Dick's Sporting Goods, Marshalls, Regal Cinemas,Safeway, Ulta
Inglewood Plaza	Seattle-Tacoma-Bellevue	WA		1999	1985	—	17	100.0%	45.41	-
Island Village	Seattle-Tacoma-Bellevue	WA		2022	2013	—	106	100.0%	16.15	Safeway, Rite Aid
Klahanie Shopping Center	Seattle-Tacoma-Bellevue	WA		2016	1998	—	67	86.2%	37.42	(QFC)
Melrose Market	Seattle-Tacoma-Bellevue	WA		2019	2009	—	21	87.2%	36.32	-
Overlake Fashion Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	2020	—	87	100.0%	29.55	Marshalls, Bevmo!, Amazon Go Grocery
Pine Lake Village	Seattle-Tacoma-Bellevue	WA		1999	1989	—	103	98.8%	26.49	Quality Food Centers, Rite Aid
Roosevelt Square	Seattle-Tacoma-Bellevue	WA		2017	2017	—	150	96.6%	27.63	Whole Foods, Bartell, Guitar Center, LA Fitness
Sammamish-Highlands	Seattle-Tacoma-Bellevue	WA		1999	2013	—	101	97.2%	37.98	Trader Joe's, Bartell Drugs, (Safeway)
Southcenter	Seattle-Tacoma-Bellevue	WA		1999	1990	—	58	94.9%	33.16	(Target)
Regency Centers Total						$1,883,098	51,145	94.8%	$23.77

(1)
CBSA refers to Core-Based Statistical Area (e.g. metropolitan area).
(2)
Represents our percentage ownership interest in the property, if not wholly-owned.
(3)
Percentages also include properties where we have not yet incurred at least 90% of the expected costs to complete development and the property is not yet 95% occupied or the anchor has not yet been open for at least two years ("development properties" or "properties in development"). However, if development properties were excluded, the total percent leased would be 94.9% for our Combined Portfolio of shopping centers.
(4)
Average base rent PSF is calculated based on annual minimum contractual base rent per the tenant lease, excluding percentage rent and recovery revenue.
(5)
Retailers in parenthesis are shadow anchors at our shopping centers. We have no ownership or leasehold interest in their space, which is within or adjacent to our property.
(6)
The ground underlying the building and improvements is not owned by Regency or its unconsolidated real estate partnerships, but is subject to a ground lease.
(7)
Property in development.

Item 3. Legal Proceedings

We are a party to various legal proceedings that arise in the ordinary course of our business. We are not currently involved in any litigation, nor, to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations. However, no assurances can be given as to the outcome of any threatened or pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol "REG."

As of February 06, 2023, there were 87,993 holders of our common stock.

We intend to pay regular quarterly distributions to Regency Centers Corporation's common stockholders. Future distributions will be declared and paid at the discretion of our Board of Directors and will depend upon cash generated by our operating results, our financial condition, cash flows, capital requirements, future business prospects, annual dividend requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Directors deems relevant. In order to maintain Regency Centers Corporation's qualification as a REIT for federal income tax purposes, we are generally required to make annual distributions equal to at least 90% of our real estate investment trust taxable income for the taxable year. Under certain circumstances we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. We have a dividend reinvestment plan under which our shareholders may elect to reinvest their dividends automatically in common stock. Under the plan, we may elect to purchase common stock in the open market on behalf of shareholders or may issue new common stock to such stockholders.

Under the revolving credit agreement of our Line, in the event of any monetary default, we may not make distributions to stockholders except to the extent necessary to maintain our REIT status.

There were no unregistered sales of equity securities during the quarter ended December 31, 2022.

The following table represents information with respect to purchases by Regency of its common stock by months during the three month period ended December 31, 2022:

Period	Total number of shares purchased (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Average price paid per share	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2022, through October 31, 2022	169	—	$54.36	$174,607,162
November 1, 2022, through November 30, 2022	—	—	$—	$174,607,162
December 1, 2022, through December 31, 2022	—	—	$—	$174,607,162

(1)
Represents shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.
(2)
On February 3, 2021, our Board authorized a common share repurchase program (Authorized Repurchase Program) under which we could purchase, from time to time, up to a maximum of $250 million of shares of its outstanding common stock through open market purchases, and/or in privately negotiated transactions. Any shares purchased, if not retired, would be treated as treasury shares. During the year ended December 31, 2022, 1.3 million shares were repurchased and retired under this program, and $174.6 million remained available for repurchase. This previously authorized program expired on February 3, 2023. On February 8, 2023, our Board authorized a new common share repurchase program under which we may purchase, from time to time, up to a maximum of $250 million of our outstanding common stock through open market purchases, and/or in privately negotiated transactions. The timing and price of share repurchases, if any, will be dependent upon market conditions and other factors. Any shares repurchased, if not retired, will be treated as treasury shares. This new authorization will expire February 7, 2025, unless modified or earlier terminated by the Board.

The performance graph furnished below shows Regency's cumulative total stockholder return relative to the S&P 500 Index, the FTSE Nareit Equity REIT Index, and the FTSE Nareit Equity Shopping Centers index since December 31, 2017. The following performance graph and table do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act of 1933, as amended (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act").

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Regency Centers Corporation	$100.00	87.98	98.03	74.59	127.84	110.51
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
FTSE NAREIT Equity REITs	100.00	95.38	120.17	110.56	158.36	119.78
FTSE NAREIT Equity Shopping Centers	100.00	85.45	106.84	77.31	127.60	111.60

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executing on our Strategy

During the year ended December 31, 2022, we had Net income attributable to common stockholders of $482.9 million, which includes gains on sale of real estate of $109.0 million, as compared to $361.4 million during the year ended December 31, 2021.

During the year ended December 31, 2022:

•
Our Pro-rata same property NOI, excluding termination fees, grew 2.9%, primarily attributable to continued improvement in collections of lease income from cash basis tenants, combined with improvements in base rent from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on new and renewal leases.
•
We executed 1,981 new and renewal leasing transactions representing 7.3 million Pro-rata SF with positive trailing 12 month rent spreads of 7.4% during 2022, compared to 1,979 leasing transactions representing 7.0 million Pro-rata SF with positive trailing 12 month rent spreads of 5.5% in 2021. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At December 31, 2022, our total property portfolio was 94.8% leased while our same property portfolio was 95.1% leased, compared to 94.1% and 94.3%, respectively, at December 31, 2021.

We continued our development and redevelopment of high quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects totaled $300.9 million compared to $307.3 million at December 31, 2021.
•
Development and redevelopment projects completed during 2022 represented $122.0 million of estimated net project costs, with an average stabilized yield of 7%.

We maintained liquidity and financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
During April 2022, we settled and issued 984,618 common shares under forward sale agreements at a weighted-average price of $65.78, before any underwriting discount and offering expenses. Net proceeds received at settlement were approximately $61.3 million and were used to fund acquisitions.
•
During June 2022, we executed multiple trades to purchase 1,294,201 common shares under the Authorized Repurchase Program for a total of $75.4 million at a weighted average price of $58.25 per share. All repurchased shares were retired on the respective settlement dates.
•
We have no unsecured debt maturities until 2024 and just over $110 million of secured mortgage maturities in 2023, including mortgages within our real estate partnerships.
•
At December 31, 2022, our Pro-rata net debt-to-operating EBITDAre ratio on a trailing 12 month basis was 5.0x compared to 5.1x at December 31, 2021.

Leasing Activity and Significant Tenants

We believe our high-quality, grocery anchored shopping centers located in suburban trade areas with compelling demographics create attractive spaces for retail and service providers to operate their businesses.

Pro-rata Percent Leased

The following table summarizes Pro-rata percent leased of our combined consolidated and unconsolidated shopping center portfolio:

	December 31, 2022	December 31, 2021
Percent Leased – All properties	94.8%	94.1%
Anchor Space (spaces ≥ 10,000 SF)	96.8%	97.0%
Shop Space (spaces < 10,000 SF)	91.5%	89.2%

Our percent leased increased primarily due to favorable leasing activity in our Shop Space category during 2022.

Pro-rata Leasing Activity

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our co-investment partnerships (totals as a weighted-average PSF):

	Year Ended December 31, 2022
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	24	632	$15.09	$24.36	$5.32
Renewal	108	3,252	16.36	1.07	0.23
Total Anchor Space Leases	132	3,884	$16.16	$4.86	$1.06
Shop Space Leases
New	562	1,058	$37.55	$36.17	$11.48
Renewal	1,287	2,395	35.94	1.66	0.77
Total Shop Space Leases	1,849	3,453	$36.44	$12.23	$4.05
Total Leases	1,981	7,337	$25.70	$8.33	$2.47

	Year Ended December 31, 2021
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	25	667	$20.10	$44.50	$6.18
Renewal	124	2,941	15.34	0.56	0.21
Total Anchor Space Leases	149	3,608	$16.22	$8.68	$1.31
Shop Space Leases
New	573	1,022	$34.38	$28.77	$10.87
Renewal	1,257	2,324	34.31	1.62	0.79
Total Shop Space Leases	1,830	3,346	$34.33	$9.92	$3.87
Total Leases	1,979	6,954	$24.93	$9.28	$2.54

The weighted-average base rent PSF on signed Shop Space leases during 2022 was $36.44 PSF, which is higher than the weighted average annual base rent PSF of all Shop Space leases due to expire during the next 12 months of $34.76 PSF. New and renewal rent spreads, as compared to prior rents on these same spaces leased, were positive at 7.4% for the 12 months ended December 31, 2022, as compared to 5.5% for the 12 months ended December 31, 2021.

The success of our tenants in operating their businesses and their corresponding ability to pay us rent continue to be significantly impacted by many current economic challenges, which increase their cost of doing business, including, but not limited to, inflation, labor shortages, supply chain constraints, increasing energy prices and interest rates. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States.

These economic conditions could adversely impact our volume of leasing activity, leasing spreads, and financial results generally, as well as adversely affect the business and financial results of our tenants. The aggregate impacts of these current economic challenges may also negatively affect the overall market for retail space, resulting in decreased demand for space in our centers. This, in turn, could result in downward pressure on rents that we are able to charge to new or renewing tenants, such that future spreads could be adversely impacted. Further, we may experience higher costs for tenant buildouts, as costs of materials and labor may increase and supply and availability of both may become more limited.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification of our properties, as seen in "Item 2. Properties" of this Report. We seek to avoid dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	December 31, 2022
Anchor	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annual Base Rent (1)
Publix	67	7.0%	3.2%
Kroger Co.	53	7.3%	3.1%
Albertsons Companies, Inc.	46	4.7%	3.0%
Amazon/Whole Foods	36	2.9%	2.6%
TJX Companies, Inc.	63	3.6%	2.6%
(1)
Includes Regency's Pro-rata share of unconsolidated properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

Our management team devotes significant time to researching and monitoring consumer preferences and trends, customer shopping behaviors, changes in delivery methods, shifts to e-commerce, and changing demographics in order to anticipate the challenges and opportunities impacting our industry. We seek to mitigate these potential impacts through maintaining a high quality portfolio, tenant diversification, replacing weaker tenants with stronger operators, anchoring our centers with market leading grocery stores that drive customer traffic, and maintaining our presence in suburban trade areas with compelling demographic populations benefiting from high levels of disposal income. The potential for a recession and the severity and duration of any economic downturn could negatively impact our existing tenants and their ability to continue to meet their lease obligations.

Although base rent is derived from long-term lease contracts, tenants that file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and significant downtime to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a significant reduction in our revenues. Tenants who are currently in bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 0.5% of our annual base rent on a Pro-rata basis.

Results from Operations

The United States is currently experiencing high levels of inflation. Inflation, as well as other ongoing changes in economic conditions such as labor shortages, employee retention costs, increased material and shipping costs, higher interest rates, and supply chain constraints have spurred a rise in wages and increased operating costs and challenges for our tenants and us.

Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation on our operations by requiring tenants to pay their Pro-rata share of operating expenses, including common-area maintenance, real estate taxes, insurance, and utilities at our centers. Over half of our leases are for terms of less than ten years, primarily for Shop Space, which permits us to seek increased rents upon re-rental at market rates. However, our success in passing through increases in our operating expenses to our tenants is dependent on the tenants' ability to absorb and pay these increases. Additionally, increases in operating expenses passed through to our tenants, without a corresponding increase in our tenants' profitability, may limit our ability to grow base rent as tenants look to manage their total occupancy costs.

Comparison of the years ended December 31, 2022 and 2021:

Revenues changed as summarized in the following table:

(in thousands)	2022	2021	Change
Lease income
Base rent	$821,755	765,941	55,814
Recoveries from tenants	280,658	258,596	22,062
Percentage rent	9,635	6,601	3,034
Uncollectible lease income	13,841	23,481	(9,640)
Other lease income	14,748	16,021	(1,273)
Straight-line rent	24,272	18,189	6,083
Above / below market rent amortization	22,543	24,539	(1,996)
Total lease income	$1,187,452	1,113,368	74,084
Other property income	10,719	12,456	(1,737)
Management, transaction, and other fees	25,851	40,337	(14,486)
Total revenues	$1,224,022	1,166,161	57,861

Lease income increased $74.1 million, driven by the following contractually billable components of rent to the tenants per the lease agreements:

•
$55.8 million increase from billable Base rent, as follows:
o
$19.4 million increase from acquisitions of operating properties;
o
$1.5 million increase from rent commencing at development properties; and
o
$42.3 million net increase from same properties, including a $13.8 million increase related to our acquisition and resulting consolidation of the 11 properties previously held in unconsolidated partnerships during 2021 and a portion of 2022, and a $28.5 million net increase in the remaining same properties due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases, as well as redevelopment projects completing and operating; partially offset by
o
$7.3 million decrease from the sale of operating properties.
•
$22.1 million increase from contractual Recoveries from tenants, which represents the tenants' proportionate share of the operating, maintenance, insurance and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, from the following:
o
$8.5 million increase from acquisitions of operating properties and rent commencing at development properties; and
o
$15.8 million net increase from same properties due to higher operating costs in the current year and greater recovery of those expenses from tenants; partially offset by
o
$2.2 million decrease from the sale of operating properties.
•
$3.0 million increase in Percentage rent primarily due to improved tenant sales.
•
$9.6 million decrease from changes in Uncollectible lease income.
o
During 2022, Uncollectible lease income was a net positive $13.8 million driven by $18.7 million in collections of prior year reserves on cash basis tenants partially offset by $4.9 million in reserve recognition on current year billings.
o
During 2021, Uncollectible lease income was a net positive $23.5 million driven by $42.0 million in collections of prior year reserves on cash basis tenants partially offset by $18.5 million in reserve recognition on current year billings.
•
$1.3 million decrease in Other lease income primarily due to a decrease in lease termination fees.

•
$6.1 million increase in Straight-line rent.
o
During 2022, Straight-line rent was $24.3 million, driven by $11.8 million of new straight-line rents and $14.8 million of reinstated straight-line rents from returning tenants to accrual basis of accounting, partially offset by $2.3 million of uncollectible straight-line rents on cash basis tenants.
o
During 2021, Straight-line rent was $18.2 million, driven by $13.0 million of new straight-line rents and $11.4 million of reinstated straight-line rents from returning tenants to accrual basis of accounting, partially offset by $6.2 million of uncollectible straight-line rents on cash basis tenants.
•
$2.0 million decrease in Above and below market rent primarily from same properties driven by the timing of lease activity on acquired in-place tenant leases.

Other property income decreased $1.7 million primarily due to a decrease in settlements, which were higher in 2021.

Management, transaction, and other fees decreased $14.5 million primarily due to $13.6 million of promote income recognized during 2021 for our performance as managing member of the USAA partnership, as well as a decrease in asset and property management fees resulting from a smaller portfolio of properties within our co-investment partnerships following the sale of several properties to third parties or the purchase and consolidation by Regency.

Changes in our operating expenses are summarized in the following table:

(in thousands)	2022	2021	Change
Depreciation and amortization	$319,697	303,331	16,366
Property operating expense	196,148	184,553	11,595
Real estate taxes	149,795	142,129	7,666
General and administrative	79,903	78,218	1,685
Other operating expenses	6,166	5,751	415
Total operating expenses	$751,709	713,982	37,727

Depreciation and amortization costs increased $16.4 million, on a net basis, as follows:

•
$830,000 increase from development properties where tenant spaces became available for occupancy, partially offset by decreases in corporate asset depreciation;
•
$13.7 million increase from acquisitions of operating properties; and
•
$4.1 million increase from same properties, primarily related to redevelopment projects; partially offset by
•
$2.3 million decrease from the sale of operating properties.

Property operating expense increased $11.6 million, on a net basis, as follows:

•
$804,000 increase from development properties where tenant spaces became available for occupancy;
•
$5.3 million increase from acquisitions of operating properties; and
•
$9.4 million net increase from same properties, including $3.1 million increase related to our acquisition and resulting consolidation of the eleven properties previously held in unconsolidated partnerships during 2021 and a portion of 2022, with the remaining increase primarily attributable to higher insurance premiums, increases in costs associated with general property maintenance and tenant utilities as our centers return to customary operating levels, and additional management fees; partially offset by
•
$3.9 million decrease from the sale of operating properties.

Real estate taxes increased $7.7 million, on a net basis, as follows:

•
$680,000 increase from developments where capitalization ceased and spaces became available for occupancy;
•
$4.7 million increase from acquisitions of operating properties; and
•
$4.4 million increase at same properties, including a $2.4 million increase related to our acquisition and resulting consolidation of the eleven properties previously held in unconsolidated partnerships during 2021 and a portion of 2022; partially offset by
•
$2.1 million decrease from the sale of operating properties.

General and administrative costs increased $1.7 million, on a net basis, as follows:

•
$8.2 million net increase in compensation costs primarily driven by performance based incentive compensation and annual base salary increases;
•
$3.7 million net increase in other corporate overhead costs primarily driven by travel and entertainment returning to customary levels post-pandemic; and
•
$449,000 increase due to lower development overhead capitalization based on the status and progress of our development and redevelopment projects; partially offset by
•
$10.7 million net decrease due to changes in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income.

The following table presents the components of Other expense (income):

(in thousands)	2022	2021	Change
Interest expense, net
Interest on notes payable	$148,803	147,439	1,364
Interest on unsecured credit facilities	2,058	2,119	(61)
Capitalized interest	(4,166)	(4,202)	36
Hedge expense	438	438	—
Interest income	(947)	(624)	(323)
Interest expense, net	146,186	145,170	1,016
Provision for impairment of real estate	—	84,389	(84,389)
Gain on sale of real estate, net of tax	(109,005)	(91,119)	(17,886)
Net investment (income) loss	6,921	(5,463)	12,384
Total other expense (income)	$44,102	132,977	(88,875)

The $1.0 million net increase in interest expense was primarily driven by an increase in mortgage interest expense from assumed loans on recently acquired properties. We expect that refinancing our debt at maturity or borrowing on our variable rate Line, in the current interest rate environment, could result in higher interest expense in future periods if interest rates remain elevated.

During 2021, we recognized $84.4 million of impairment losses resulting from the impairment of two operating properties.

During 2022, we recognized gains on sale of $109.0 million from five land parcels and two operating properties. During 2021, we recognized gains on sale of $91.1 million from five land parcels and six operating properties.

Net investment income decreased $12.4 million, to a Net investment loss of $6.9 million, primarily driven by unrealized losses during 2022 of investments held in the non-qualified deferred compensation plan and our captive insurance company. There is an offsetting $10.7 million benefit in General and administrative costs related to participant obligations within the deferred compensation plans.

Equity in income of investments in real estate partnerships changed as follows:

(in thousands)	Regency's Ownership	2022	2021	Change
GRI - Regency, LLC ("GRIR")	40.00%	$35,819	34,655	1,164
Equity One JV Portfolio LLC ("NYC") (1)	30.00%	9,173	315	8,858
Columbia Regency Retail Partners, LLC ("Columbia I")	20.00%	1,817	1,976	(159)
Columbia Regency Partners II, LLC ("Columbia II")	20.00%	1,735	10,987	(9,252)
Columbia Village District, LLC	30.00%	1,669	1,522	147
RegCal, LLC ("RegCal") (2)	25.00%	4,499	2,058	2,441
US Regency Retail I, LLC ("USAA") (3)	20.01%	—	631	(631)
Other investments in real estate partnerships	35.00% - 50.00%	5,112	(5,058)	10,170
Total equity in income of investments in real estate partnerships		$59,824	47,086	12,738
(1)
On May 25, 2022, the NYC partnership sold its remaining two properties and distributed sales proceeds to is members. Dissolution will follow final distributions, which are expected in 2023.
(2)
On April 1, 2022, we acquired our partner's 75% share in four properties held in the RegCal partnership for a total purchase price of $88.5 million; therefore, results following the date of acquisition are included in consolidated results. A single operating property remains within RegCal, LLC, at December 31, 2022.
(3)
On August 1, 2021, we acquired our partner's 80% interest in the seven properties held in the USAA partnership; therefore, results following the date of acquisition are included in consolidated results.

The $12.7 million increase in our Equity in income of investments in real estate partnerships was largely attributable to the following changes:

•
$1.2 million increase within GRIR, primarily due to an increase in base rent across the portfolio from higher occupancy and rent growth;
•
$8.9 million increase within NYC, primarily due to gains on the sale of two operating properties during 2022, as well as an increase from the loss on sale of an operating property during 2021;
•
$9.3 million decrease within Columbia II, primarily due to gains on sale of one operating property during 2021;
•
$2.4 million increase within RegCal, primarily due to gain on sale of one operating property during 2022; and
•
$10.2 million increase within Other investments in real estate partnerships, primarily from the impairment of a single property partnership that sold during 2021.

The following represents the remaining components that comprise Net income attributable to common stockholders and unit holders:

(in thousands)	2022	2021	Change
Net income	$488,035	366,288	121,747
Income attributable to noncontrolling interests	(5,170)	(4,877)	(293)
Net income attributable to common stockholders	$482,865	361,411	121,454
Net income attributable to exchangeable operating partnership units	2,105	1,615	490
Net income attributable to common unit holders	$484,970	363,026	121,944

Comparison of the years ended December 31, 2021 and 2020:

For a comparison of our results from operations for the years ended December 31, 2021 and 2020, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022.

Supplemental Earnings Information

We use certain non-GAAP measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of our operating results. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with our reported results under GAAP. We believe presenting our Pro-rata share of operating results, along with other non-GAAP measures, may assist in comparing our operating results to other REITs. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP measures to determine how best to provide relevant information to the public, and thus such reported non-GAAP measures could change. See "Defined Terms" in "Item 1. Business" for additional information regarding the definition of and other information regarding the non-GAAP measures we present in this Report.

We do not consider non-GAAP measures an alternative to financial measures determined in accordance with GAAP, rather they supplement GAAP measures by providing additional information we believe to be useful to shareholders. The principal limitation of these non-GAAP measures is they may exclude significant expense and income items that are required by GAAP to be recognized in our Consolidated Financial Statements. In addition, they reflect the exercise of management's judgment about which expense and income items are excluded or included in determining these non-GAAP measures. In order to compensate for these limitations, reconciliations of the non-GAAP measures we use to their most directly comparable GAAP measures are provided, including as set forth below. Non-GAAP measures should not be relied upon in evaluating our financial condition, results of operations, or future prospects.

Pro-rata Same Property NOI:

Pro-rata same property NOI, excluding termination fees/expenses, changed from the following major components:

(in thousands)	2022	2021	Change
Real estate revenues:
Base rent	$892,253	861,382	30,871
Recoveries from tenants	302,171	292,319	9,852
Percentage rent	11,004	7,701	3,303
Termination fees	5,007	6,734	(1,727)
Uncollectible lease income	14,816	25,734	(10,918)
Other lease income	11,847	11,556	291
Other property income	8,338	9,863	(1,525)
Total real estate revenue	1,245,436	1,215,289	30,147
Real estate operating expenses:
Operating and maintenance	197,481	190,017	7,464
Real estate taxes	159,189	159,620	(431)
Ground rent	11,761	11,829	(68)
Total real estate operating expenses	368,431	361,466	6,965
Pro-rata same property NOI	$877,005	853,823	23,182
Less: Termination fees / expense	5,007	6,734	(1,727)
Pro-rata same property NOI, excluding termination fees / expense	$871,998	847,089	24,909
Pro-rata same property NOI growth, excluding termination fees / expense			2.9%

Real estate revenue increased $30.1 million, on a net basis, as follows:

Base rent increased $30.9 million due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases.

Recoveries from tenants increased $9.9 million due to increases in recoverable expenses and greater recovery rates from higher average occupancy.

Percentage rent increased $3.3 million, primarily due to improved tenant sales.

Termination fees decreased $1.7 million primarily due to termination fees from several tenants at various properties during 2021, both wholly owned and within our partnerships.

Uncollectible lease income decreased $10.9 million primarily driven by the higher level of 2021 collections of previously reserved amounts, which have continued but to a lesser degree in 2022.

Other property income decreased $1.5 million primarily due to a decrease in settlements from 2021.

Real estate operating expenses increased $7.0 million, on a net basis, as follows:

Operating and maintenance increased $7.5 million primarily due to increases in insurance and other reimbursable costs.

Same Property Roll-forward:

Our same property pool includes the following property count, Pro-rata GLA, and changes therein:

	2022		2021
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	393	41,294	393	40,228
Acquired properties owned for entirety of comparable periods (1)	—	327	2	924
Developments that reached completion by beginning of earliest comparable period presented	1	72	6	683
Disposed properties	(5)	(195)	(8)	(420)
SF adjustments (2)	—	(115)	—	(121)
Ending same property count	389	41,383	393	41,294
(1)
Includes an adjustment to GLA arising from the acquisition of our partners' share of properties previously held in the RegCal and USAA partnerships, of which our previous ownership share was already included in our same property pool.
(2)
SF adjustments arising from re-measurements or redevelopments.

Nareit FFO and Core Operating Earnings:

Our reconciliation of net income attributable to common stock and unit holders to Nareit FFO and to Core Operating Earnings is as follows:

(in thousands, except share information)	2022	2021
Reconciliation of Net income to Nareit FFO
Net income attributable to common stockholders	$482,865	361,411
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	344,629	330,364
Provision for impairment of real estate	—	95,815
Gain on sale of real estate	(121,835)	(100,499)
Exchangeable operating partnership units	2,105	1,615
Nareit FFO attributable to common stock and unit holders	$707,764	688,706
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit Funds From Operations	$707,764	688,706
Adjustments to reconcile to Core Operating Earnings: (1)
Not Comparable Items
Early extinguishment of debt	176	—
Promote income	—	(13,589)
Certain Non Cash Items
Straight-line rent	(11,327)	(13,534)
Uncollectible straight-line rent	(14,155)	(5,965)
Above/below market rent amortization, net	(21,434)	(23,889)
Debt premium/discount amortization	(184)	(565)
Core Operating Earnings	$660,840	631,164
(1)
Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interests.

Reconciliation of Same Property NOI to Nearest GAAP Measure:

Our reconciliation of Net income attributable to common stockholders to Same Property NOI, on a Pro-rata basis, is as follows:

(in thousands)	2022	2021
Net income attributable to common stockholders	$482,865	361,411
Less:
Management, transaction, and other fees	25,851	40,337
Other (1)	51,090	46,860
Plus:
Depreciation and amortization	319,697	303,331
General and administrative	79,903	78,218
Other operating expense	6,166	5,751
Other expense	44,102	132,977
Equity in income of investments in real estate excluded from NOI (2)	35,824	53,119
Net income attributable to noncontrolling interests	5,170	4,877
Pro-rata NOI	896,786	852,487
Less non-same property NOI (3)	(19,781)	1,336
Pro-rata same property NOI	$877,005	853,823
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

Except for $200 million of private placement debt, our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. All remaining debt is held by our Operating Partnership or by our co-investment partnerships. The Operating Partnership is a co-issuer and a guarantor of the $200 million of outstanding debt of our Parent Company. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity, and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units.

We continually assess our available liquidity and our expected cash requirements, including monitoring our tenant rent collections. We have access to and draw on multiple financing sources to fund our operations and our long-term capital needs, including the requirements of our in process and planned developments, redevelopments, and other capital expenditures, and the repayment of debt. We expect to meet these needs by using a combination of the following: cash flow from operations after funding our dividend, borrowings from our Line, proceeds from the sale of real estate, mortgage loan and unsecured bank financing, distributions received from our co-investment partnerships, and when the capital markets are favorable, proceeds from the sale of equity securities or the issuance of new unsecured debt. We continually evaluate alternative financing options, and we believe we can obtain new financing on reasonable terms, although likely at higher interest rates than that of our debt currently outstanding.

We have no unsecured debt maturities in 2023, $250 million of unsecured debt maturing in 2024, and what we believe is a manageable level of secured mortgage maturities during the next 12 months, including those mortgages within our real estate partnerships. Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next year.

In addition to our $66.5 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	December 31, 2022
ATM equity program (see note 12 to our Consolidated Financial Statements)
Original offering amount	$500,000
Available capacity	$350,363
Line of Credit (see note 9 to our Consolidated Financial Statements)
Total commitment amount	$1,250,000
Available capacity (1)	$1,240,619
Maturity (2)	March 23, 2025
(1)
Net of letters of credit.
(2)
The Company has the option to extend the maturity for two additional six-month periods.

The declaration of dividends is determined quarterly by our Board of Directors. On February 8, 2023, our Board of Directors declared a common stock dividend of $0.65 per share, payable on April 5, 2023, to shareholders of record as of March 15, 2023. While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes. We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the years ended December 31, 2022 and 2021, we generated cash flow from operations of $655.8 million and $659.4 million, respectively, and paid $430.1 million and $404.9 million in dividends to our common stock and unit holders, respectively.

We currently have development and redevelopment projects in various stages of construction, along with a pipeline of potential projects for future development or redevelopment. After funding our common stock dividend payment in January 2023, we estimate that we will require capital during the next 12 months of approximately $351.4 million related to leasing commissions, tenant improvements, in-process developments and redevelopments, capital contributions to our co-investment partnerships, and repaying maturing debt. These capital requirements are being impacted by current levels of high inflation resulting in increased costs of construction materials, labor, and services from third party contractors and suppliers. In response, we have implemented mitigation strategies such as entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from permitting delays, labor shortages, and supply chain disruptions may extend the time to completion of these projects.

If we start new developments or redevelopments, commit to property acquisitions, repay debt prior to maturity, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

We endeavor to maintain a high percentage of unencumbered assets. As of December 31, 2022, 89.5% of our wholly-owned real estate assets were unencumbered. Our low level of encumbered assets allows us to more readily access the secured and unsecured debt markets and to maintain availability on the Line. Our trailing 12 month fixed charge coverage ratio, including our Pro-rata share of our partnerships, was 4.6x and 4.5x for the periods ended December 31, 2022 and 2021, respectively, and our Pro-rata net debt-to-operating EBITDAre ratio on a trailing 12 month basis was 5.0x and 5.1x, respectively, for the same periods.

Our Line and unsecured debt require that we remain in compliance with various covenants, which are described in note 9 to the Consolidated Financial Statements. We are in compliance with these covenants at December 31, 2022, and expect to remain in compliance. Please also refer to the Risk Factors discussed in Item 1A of Part I herein.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

(in thousands)	2022	2021	Change
Net cash provided by operating activities	$655,815	659,388	(3,573)
Net cash used in investing activities	(206,108)	(286,352)	80,244
Net cash used in financing activities	(475,958)	(656,459)	180,501
Net (decrease) increase in cash, cash equivalents, and restricted cash	(26,251)	(283,423)	257,172
Total cash, cash equivalents, and restricted cash	$68,776	95,027	(26,251)
Net cash provided by operating activities:

Net cash provided by operating activities changed by $3.6 million due to:

•
$10.5 million decrease in operating cash flow distributions from Investments in real estate partnerships attributable to the reduced portfolio within partnerships and the higher distributions in 2021 from collecting past due rents, partially offset by,
•
$4.4 million net increase in cash from operations; and
•
$2.5 million increase driven by cash used in 2021 to settle interest rate swaps on our term loan which was repaid in January 2021

Net cash used in investing activities:

Net cash used in investing activities changed by $80.2 million as follows:

(in thousands)	2022	2021	Change
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $3,061 and $2,991 in 2022 and 2021, respectively	$(169,639)	(392,051)	222,412
Real estate development and capital improvements	(195,418)	(177,631)	(17,787)
Proceeds from sale of real estate	143,133	206,193	(63,060)
Collection (issuance) of notes receivable, net	1,823	(20)	1,843
Investments in real estate partnerships	(36,266)	(23,476)	(12,790)
Return of capital from investments in real estate partnerships	48,473	99,945	(51,472)
Dividends on investment securities	1,113	813	300
Acquisition of investment securities	(21,112)	(23,971)	2,859
Proceeds from sale of investment securities	21,785	23,846	(2,061)
Net cash used in investing activities	$(206,108)	(286,352)	80,244

Significant changes in investing activities include:

•
We paid $169.6 million to purchase seven operating properties during 2022, including four properties in which we previously held a 25% interest through an unconsolidated Investment in real estate partnership. We paid $392.1 million for the acquisition of 12 operating properties during 2021, including seven properties in which we previously held a 20% interest through an unconsolidated Investment in real estate partnership.

•
We invested $17.8 million more in 2022 than 2021 in real estate development, redevelopment, and capital improvements, as further detailed in the tables below.
•
We sold two operating properties, four land parcels, and one development project interest in 2022 for proceeds of $143.1 million compared to seven operating properties and five land parcels in 2021 for proceeds of $206.2 million.
•
We collected $1.8 million in notes receivable during 2022.
•
We invested $36.3 million in our real estate partnerships during 2022, including:
o
$6.1 million to fund our share of acquiring one operating property within an existing co-investment partnership,
o
$20.2 million to fund our share of secured debt maturities, and
o
$10.0 million to fund our share of development and redevelopment activities.

During the same period in 2021, we invested $23.5 million in our real estate partnerships, including:

o
$18.7 million to fund our share of debt refinancing activities, and
o
$4.8 million to fund our share of development and redevelopment activities.
•
Return of capital from our unconsolidated investments in real estate partnerships includes sales or financing proceeds. The $48.5 million received in 2022 is our share of $11.6 million from debt refinancing activities and $36.9 million from real estate sales. The $99.9 million received in 2021 is our share of $28.1 million proceeds from debt refinancing activities and $71.8 million proceeds from real estate sales.
•
Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment. During 2022, we deployed capital of $195.4 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

(in thousands)	2022	2021	Change
Capital expenditures:
Land acquisitions	$12,484	11,820	664
Building and tenant improvements	75,420	53,752	21,668
Redevelopment costs	68,730	78,056	(9,326)
Development costs	27,861	19,426	8,435
Capitalized interest	4,133	4,085	48
Capitalized direct compensation	6,790	10,492	(3,702)
Real estate development and capital improvements	$195,418	177,631	17,787
•
We paid $12.5 million to acquire one land parcel for development and one land parcel formerly under ground lease at one of our existing centers in 2022, and paid $11.8 million in 2021 to purchase land formerly under ground leases at two of our existing centers.
•
Building and tenant improvements increased $21.7 million during the year ended December 31, 2022, primarily related to the timing of capital projects.
•
Redevelopment costs decreased $9.3 million during 2022 due to the timing and magnitude of projects in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which may include adjacent land acquisition, existing building expansion, facade renovation, new out-parcel building construction, and redevelopment related tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan. The timing and duration of these projects could also result in volatility in NOI. See the tables below for more details about our redevelopment projects.
•
Development costs increased $8.4 million based on the timing and magnitude of our development projects currently in process. See the tables below for more details about our development projects.

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

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					December 31, 2022
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated / Actual Net Development Costs (2) (3)	GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred

Developments In-Process
Glenwood Green	Old Bridge, NJ	70%	Q1-22	2025	$45,530	248	$184	45%
Eastfield at Baybrook - Phase 1B	Houston, TX	50%	Q2-22	2025	10,384	25	415	37%
Total Developments In-Process					$55,914	273	$205	44%

Developments Completed
Carrytown Exchange - Phase I & II	Richmond, VA	64%	Q4-18	2024	$29,268	74	$396
East San Marco	Jacksonville, FL	100%	Q4-20	2023	18,970	59	322
Total Developments Completed					$48,238	133	$363
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA are reported based on Regency’s ownership interest in the real estate partnership at completion.
(4)
Estimated Net Development Costs for Baybrook East 1A is limited to our ownership interest in the value of land and site improvements to deliver a parcel to a grocer, under a ground lease agreement, to construct their building and improvements. This property is included in our Investments in real estate partnerships.

The following table summarizes our redevelopment projects in-process and completed:

(in thousands)					December 31, 2022
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated Incremental Project Costs (2) (3)	GLA (3)	% of Costs Incurred

Redevelopments In-Process
The Crossing Clarendon	Metro, DC	100%	Q4-18	2024	$56,002	129	71%
The Abbot	Boston, MA	100%	Q2-19	2024	59,033	64	87%
Westbard Square Phase I	Bethesda, MD	100%	Q2-21	2025	37,269	123	47%
Buckhead Landing	Atlanta, GA	100%	Q2-22	2025	27,709	152	10%
Town & Country Center	Los Angeles, CA	35%	Q4-22	2027	24,525	51	3%
Various Properties	Various	20%-100%	Various	Various	40,403	1,502	46%
Total Redevelopments In-Process					$244,941	2,021	52%

Redevelopments Completed
Sheridan Plaza	Hollywood, FL	100%	Q3-19	2023	$11,915	507
Preston Oaks	Dallas, TX	100%	Q4-20	2023	19,658	103
Serramonte Center-Phases 1 & 2	San Francisco, CA	100%	Q4-20	2022	33,229	1,072
Various Properties	Various	100%	Various	Various	8,916	243
Total Redevelopments Completed					$73,718	1,925
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA are reported based on Regency’s ownership interest in the real estate partnership at completion.

Net cash used in financing activities:

Net cash flows used in financing activities changed during 2022, as follows:

(in thousands)	2022	2021	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$61,284	82,510	(21,226)
Repurchase of common shares in conjunction with equity award plans	(6,447)	(4,083)	(2,364)
Common shares repurchased through share repurchase program	(75,419)	—	(75,419)
Distributions to limited partners in consolidated partnerships, net	(7,245)	(4,345)	(2,900)
Dividend payments and operating partnership distributions	(430,143)	(404,900)	(25,243)
Repayments of unsecured credit facilities, net	—	(265,000)	265,000
Debt repayment, including early redemption costs	(17,964)	(53,269)	35,305
Payment of loan costs	(88)	(7,468)	7,380
Proceeds from sale of treasury stock, net	64	96	(32)
Net cash used in financing activities	$(475,958)	(656,459)	180,501

Significant financing activities during the years ended December 31, 2022 and 2021 included the following:

•
We received proceeds of $61.3 million, net of issue costs, in April 2022 upon settling forward equity sales under our ATM program. During 2021, we received proceeds of $82.5 million, net of issue costs, upon settling forward equity sales under our ATM program.
•
We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $6.4 million and $4.1 million during the years ended December 31, 2022 and 2021, respectively.
•
We paid $75.4 million to repurchase 1,294,201 common shares through our Authorized Repurchase Program during 2022.
•
We paid $7.2 million, net to limited partners, including $15.0 million in distributions to limited partners for both operating cash flows as well as a partner buyout, partially offset by $7.8 million of contributions from limited partners in new consolidated Investments in real estate partnerships during 2022. During 2021, we paid $4.3 million in distributions to limited partners.
•
We paid $25.2 million more in dividends primarily as a result of an increase in our dividend rate per share.
•
We had the following debt related activity during 2022:
o
We paid $18.0 million for secured debt payments, including:
▪
$6.0 million to repay one mortgage, and
▪
$12.0 million in principal mortgage payments.
•
We had the following debt related activity during 2021:
o
We paid $265 million to repay our outstanding term loan, and
o
We paid $53.3 million for secured debt payments, including:
▪
$42.0 million to repay four mortgages; and
▪
$11.3 million in principal mortgage payments.
o
We paid $7.5 million of loan costs in connection with the renewal of our Line.

Contractual Obligations

We have contractual obligations at December 31, 2022, which are discussed in our notes to Consolidated Financial Statements and include:

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
•
Letters of credit of $9.4 million issued to cover our captive insurance program and performance obligations on certain development projects, the latter of which will be satisfied upon completion of the development projects;
•
Obligations for retirement savings plans due to uncertainty around timing of participant withdrawals, which are solely within the control of the participant, and are further discussed in note 14; and
•
We will also incur obligations related to construction or development contracts on projects in process; however, future amounts under these construction contracts are not due until future satisfactory performance under the contracts.

Critical Accounting Estimates

Knowledge about our accounting policies is necessary for a complete understanding of our Consolidated Financial Statements. The preparation of our Consolidated Financial Statements requires that we make certain estimates that impact the balance of assets and liabilities as of a financial statement date and the reported amount of income and expenses during a financial reporting period. These accounting estimates are based upon, but not limited to, our judgments about historical and expected future results, current market conditions, and interpretation of industry accounting standards. While the following is not intended to be a comprehensive list of our accounting estimates, the estimates discussed below are believed to be critical because of their significance to the Consolidated Financial Statements and the possibility that future events may differ from those judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness; however, the amounts we may ultimately realize could differ from such estimates.

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

The estimated fair value of real estate assets is subjective and is estimated through comparable sales information and other market data if available, as well as the use of an income approach such as the direct capitalization method or the discounted cash flow approach. The discounted cash flow method uses similar assumptions to the undiscounted cash flow method above, as well as a discount rate. Such cash flow projections and rates are subject to management judgment and changes in those assumptions could impact the estimation of fair value. In estimating the fair value of undeveloped land, we generally use market data and comparable sales information. Changes in events or changes in circumstances may alter the expected hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance.

Recent Accounting Pronouncements

See note 1 to Consolidated Financial Statements.

Environmental Matters

We are subject to numerous environmental laws and regulations as they apply to our shopping centers, pertaining primarily to chemicals historically used by certain current and former dry cleaning and gas station tenants and the existence of asbestos in older shopping centers. We believe that the few tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we endeavor to require tenants to remove dry cleaning plants from our shopping centers or convert them to more environmentally friendly systems, in accordance with the terms of our leases. We carry an environmental insurance policy for certain third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also secured environmental insurance policies, where appropriate, on a relatively small number of specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so.

As of December 31, 2022, we had accrued liabilities of $12.1 million for our Pro-rata share of environmental remediation, including our Investments in real estate partnerships. We believe that the ultimate remediation of currently known environmental matters will not have a material effect on our financial position, cash flows, or results of operations. We can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two significant components of interest rate risk:

•
We have a Line commitment, as further described in note 9 to the Consolidated Financial Statements, which has a variable interest rate that as of December 31, 2022, was based upon an annual rate of LIBOR plus 0.865%. On January 12, 2023, the Line was amended to convert the reference rate from LIBOR to the secured overnight financing rate ("SOFR") plus a 10 basis point market adjustment, with no changes in the applicable margin, which is dependent upon maintaining specific credit ratings. The current applicable margin is 0.865%. If our credit ratings are downgraded, the margin on the Line would increase, resulting in higher interest costs. The interest rate plus applicable margin based on our credit rating ranges from SOFR plus 0.690% to SOFR plus 1.540%.
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

We continuously monitor the capital markets and evaluate our ability to issue new debt, to repay maturing debt, or fund our commitments. We continue to believe, in light of our credit ratings, the available capacity under our unsecured credit facility, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we will be able to successfully issue new secured or unsecured debt to fund maturing debt obligations. It is uncertain the degree to which capital market volatility and rising interest rates will adversely impact the interest rates on any new debt that we may issue.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of December 31, 2022. For variable rate mortgages and unsecured credit facilities for which we have interest rate swaps in place to fix the interest rate, they are included in the Fixed rate debt section below at their all-in fixed rate. The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of December 31, 2022, and are subject to change on a monthly basis. In addition, the Company continually assesses the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $42,500 per year based on $4.3 million of floating rate mortgage debt outstanding at December 31, 2022. If the Company increases its line of credit balance in the future, additional decreases to future earnings and cash flows could occur.

Further, the table below incorporates only those exposures that exist as of December 31, 2022, and does not consider exposures or positions that could arise after that date or obligations repaid before maturity. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

The table below presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding at each year-end, and fair value of total debt as of December 31, 2022.

(dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed rate debt (1)	$69,078	345,607	293,732	316,287	666,703	2,053,192	3,744,599	3,329,135
Average interest rate for all fixed rate debt (2)	3.82%	3.82%	3.83%	3.84%	3.84%	3.89%
Variable rate SOFR debt (1)	$—	—	4,250	—	—	—	4,250	4,243
Average interest rate for all variable rate debt (2)	3.07%	3.07%	3.07%	—%	—%	—%
(1)
Reflects amount of debt maturities during each of the years presented as of December 31, 2022.
(2)
Reflects weighted average interest rates of debt outstanding at the end of each year presented. For variable rate debt, the rate as of December 31, 2022, was used to determine the average interest rate for all future periods.

Item 8. Consolidated Financial Statements and Supplementary Data

Regency Centers Corporation and Regency Centers, L.P.

All other schedules are omitted because of the absence of conditions under which they are required, materiality or because information required therein is shown in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Regency Centers Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of expected hold periods for certain real estate assets

As discussed in Note 1 to the consolidated financial statements and presented on the consolidated balance sheet, real estate assets, less accumulated depreciation was $9.4 billion as of December 31, 2022. The Company evaluates real estate properties (including any related amortizable intangible assets or liabilities) for impairment whenever there are events or changes in circumstances that indicate the carrying value of the real estate properties may not be recoverable.

We identified the Company’s assessment of events or changes in circumstances that could indicate a shortened expected hold period for certain real estate properties as a critical audit matter. Subjective auditor judgment was required to evaluate the events or changes in circumstances assessed by the Company that could indicate shortened expected hold periods for certain real estate properties. A shortening of the expected hold period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of a control related to the Company’s assessment of events or changes in circumstances that could indicate shortened expected hold periods for certain real estate properties. To evaluate relevant events or changes in circumstances indicating a potential shortening of the expected holding period, we:

•
inquired of management and obtained written representations regarding potential property disposal plans, if any
•
read minutes of the meetings of the Company’s board of directors
•
inquired about the Company’s plans with those in the organization who are responsible for, and have authority over, potential disposition activities
•
compared management’s assessment of properties with potential shortened expected hold periods to information obtained from those in the organization responsible for disposition activity
•
inspected listings from external sources of real estate properties for sale by the Company.

/s/ KPMG LLP

We have served as the Company's auditor since 1993.

Jacksonville, Florida

February 17, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Regency Centers Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Regency Centers Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 17, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

February 17, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Regency Centers Corporation

and the Partners of Regency Centers, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2023 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Evaluation of expected hold periods for certain real estate assets

As discussed in Note 1 to the consolidated financial statements and presented on the consolidated balance sheet, real estate assets, less accumulated depreciation was $9.4 billion as of December 31, 2022. The Partnership evaluates real estate properties (including any related amortizable intangible assets or liabilities) for impairment whenever there are events or changes in circumstances that indicate the carrying value of the real estate properties may not be recoverable.

We identified the Partnership’s assessment of events or changes in circumstances that could indicate a shortened expected hold period for certain real estate properties as a critical audit matter. Subjective auditor judgment was required to evaluate the events or changes in circumstances assessed by the Partnership that could indicate shortened expected hold periods for certain real estate properties. A shortening of the expected hold period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of a control related to the Partnership’s assessment of events or changes in circumstances that could indicate shortened expected hold periods for certain real estate properties. To evaluate relevant events or changes in circumstances indicating a potential shortening of the expected hold period, we:

•
inquired of management and obtained written representations regarding potential property disposal plans, if any
•
read minutes of the meetings of the general partner’s board of directors
•
inquired about the Partnership’s plans with those in the organization who are responsible for, and have authority over, potential disposition activities
•
compared management’s assessment of properties with potential shortened expected hold periods to information obtained from those in the organization responsible for disposition activity
•
inspected listings from external sources of real estate properties for sale by the Partnership.

/s/ KPMG LLP

We have served as the Partnership's auditor since 1998.

Jacksonville, Florida

February 17, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Regency Centers Corporation

and the Partners of Regency Centers, L.P.:

Opinion on Internal Control Over Financial Reporting

We have audited Regency Centers, L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 17, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Jacksonville, Florida

February 17, 2023

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

December 31, 2022 and 2021

(in thousands, except share data)

	2022	2021
Assets
Net real estate investments:
Real estate assets, at cost (note 1)	$11,858,064	11,495,581
Less: accumulated depreciation	2,415,860	2,174,963
Real estate assets, net	9,442,204	9,320,618
Investments in real estate partnerships (note 4)	350,377	372,591
Net real estate investments	9,792,581	9,693,209
Properties held for sale	—	25,574
Cash, cash equivalents, and restricted cash, including $2,310 and $1,930 of restricted cash at December 31, 2022 and 2021, respectively (note 1)	68,776	95,027
Tenant and other receivables (note 1)	188,863	153,091
Deferred leasing costs, less accumulated amortization of $117,137 and $117,878 at December 31, 2022 and 2021, respectively	68,945	65,741
Acquired lease intangible assets, less accumulated amortization of $338,053 and $312,186 at December 31, 2022 and 2021, respectively (note 6)	197,745	212,707
Right of use assets, net	275,513	280,783
Other assets (note 5)	267,797	266,431
Total assets	$10,860,220	10,792,563
Liabilities and Equity
Liabilities:
Notes payable (note 9)	$3,726,754	3,718,944
Accounts payable and other liabilities	317,259	322,271
Acquired lease intangible liabilities, less accumulated amortization of $193,315 and $172,293 at December 31, 2022 and 2021, respectively (note 6)	354,204	363,276
Lease liabilities	213,722	215,788
Tenants’ security, escrow deposits and prepaid rent	70,242	62,352
Total liabilities	4,682,181	4,682,631
Commitments and contingencies (note 16)	—	—
Equity:
Stockholders’ equity (note 12):
Common stock $0.01 par value per share, 220,000,000 shares authorized; 171,124,593 and 171,213,008 shares issued at December 31, 2022 and 2021, respectively	1,711	1,712
Treasury stock at cost, 465,415 and 427,901 shares held at December 31, 2022 and 2021, respectively	(24,461)	(22,758)
Additional paid-in capital	7,877,152	7,883,458
Accumulated other comprehensive income (loss)	7,560	(10,227)
Distributions in excess of net income	(1,764,977)	(1,814,814)
Total stockholders’ equity	6,096,985	6,037,371
Noncontrolling interests (note 12):
Exchangeable operating partnership units, aggregate redemption value of $46,340 and $56,844 at December 31, 2022 and 2021, respectively	34,489	35,447
Limited partners’ interests in consolidated partnerships (note 1)	46,565	37,114
Total noncontrolling interests	81,054	72,561
Total equity	6,178,039	6,109,932
Total liabilities and equity	$10,860,220	10,792,563

See accompanying notes to Consolidated Financial Statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the years ended December 31, 2022, 2021, and 2020

(in thousands, except per share data)

	2022	2021	2020
Revenues:
Lease income	$1,187,452	1,113,368	980,166
Other property income	10,719	12,456	9,508
Management, transaction, and other fees	25,851	40,337	26,501
Total revenues	1,224,022	1,166,161	1,016,175
Operating expenses:
Depreciation and amortization	319,697	303,331	345,900
Property operating expense	196,148	184,553	170,073
Real estate taxes	149,795	142,129	143,004
General and administrative	79,903	78,218	75,001
Other operating expenses	6,166	5,751	12,642
Total operating expenses	751,709	713,982	746,620
Other expense (income):
Interest expense, net	146,186	145,170	156,678
Goodwill impairment	—	—	132,128
Provision for impairment of real estate	—	84,389	18,536
Gain on sale of real estate, net of tax	(109,005)	(91,119)	(67,465)
Early extinguishment of debt	—	—	21,837
Net investment loss (income)	6,921	(5,463)	(5,307)
Total other expense (income)	44,102	132,977	256,407
Income from operations before equity in income of investments in real estate partnerships	428,211	319,202	13,148
Equity in income of investments in real estate partnerships (note 4)	59,824	47,086	34,169
Net income	488,035	366,288	47,317
Noncontrolling interests:
Exchangeable operating partnership units	(2,105)	(1,615)	(203)
Limited partners’ interests in consolidated partnerships	(3,065)	(3,262)	(2,225)
Income attributable to noncontrolling interests	(5,170)	(4,877)	(2,428)
Net income attributable to common stockholders	$482,865	361,411	44,889
Income per common share - basic (note 15)	$2.82	2.12	0.27
Income per common share - diluted (note 15)	$2.81	2.12	0.26

See accompanying notes to Consolidated Financial Statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2022, 2021, and 2020

(in thousands)

	2022	2021	2020
Net income	$488,035	366,288	47,317
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	20,061	5,391	(19,187)
Reclassification adjustment of derivative instruments included in net income	833	4,141	11,262
Unrealized (loss) gain on available-for-sale securities	(1,309)	(405)	320
Other comprehensive income (loss)	19,585	9,127	(7,605)
Comprehensive income	507,620	375,415	39,712
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	5,170	4,877	2,428
Other comprehensive income (loss) attributable to noncontrolling interests	1,798	729	(977)
Comprehensive income attributable to noncontrolling interests	6,968	5,606	1,451
Comprehensive income attributable to the Company	$500,652	369,809	38,261

See accompanying notes to Consolidated Financial Statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the years ended December 31, 2022, 2021, and 2020

(in thousands, except per share data)

	Stockholders' Equity						Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1,676	(23,199)	7,654,930	(11,997)	(1,408,062)	6,213,348	36,100	40,513	76,613	6,289,961
Net income	—	—	—	—	44,889	44,889	203	2,225	2,428	47,317
Other comprehensive (loss) income:
Other comprehensive loss before reclassifications	—	—	—	(17,589)	—	(17,589)	(79)	(1,199)	(1,278)	(18,867)
Amounts reclassified from accumulated other comprehensive income	—	—	—	10,961	—	10,961	50	251	301	11,262
Deferred compensation plan, net	—	(1,237)	1,237	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	14,246	—	—	14,248	—	—	—	14,248
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(5,059)	—	—	(5,059)	—	—	—	(5,059)
Common stock issued under dividend reinvestment plan	—	—	1,139	—	—	1,139	—	—	—	1,139
Common stock issued, net of issuance costs	19	—	125,589	—	—	125,608	—	—	—	125,608
Contributions from partners	—	—	—	—	—	—	—	606	606	606
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	1,275	—	1,275	1,275
Distributions to partners	—	—	—	—	—	—	—	(4,888)	(4,888)	(4,888)
Cash dividends declared:
Common stock/unit ($2.380 per share)	—	—	—	—	(402,633)	(402,633)	(1,822)	—	(1,822)	(404,455)
Balance at December 31, 2020	$1,697	(24,436)	7,792,082	(18,625)	(1,765,806)	5,984,912	35,727	37,508	73,235	6,058,147
Net income	—	—	—	—	361,411	361,411	1,615	3,262	4,877	366,288
Other comprehensive income:
Other comprehensive income before reclassifications	—	—	—	4,603	—	4,603	23	360	383	4,986
Amounts reclassified from accumulated other comprehensive income	—	—	—	3,795	—	3,795	17	329	346	4,141
Deferred compensation plan, net	—	1,678	(1,603)	—	—	75	—	—	—	75
Restricted stock issued, net of amortization	2	—	12,650	—	—	12,652	—	—	—	12,652
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(3,553)	—	—	(3,553)	—	—	—	(3,553)
Common stock issued under dividend reinvestment plan	—	—	1,286	—	—	1,286	—	—	—	1,286
Common stock issued for partnership units exchanged	—	—	99	—	—	99	(99)	—	(99)	—
Common stock issued, net of issuance costs	13	—	82,497	—	—	82,510	—	—	—	82,510
Distributions to partners	—	—	—	—	—	—	—	(4,345)	(4,345)	(4,345)
Cash dividends declared:
Common stock/unit ($2.410 per share)	—	—	—	—	(410,419)	(410,419)	(1,836)	—	(1,836)	(412,255)
Balance at December 31, 2021	$1,712	(22,758)	7,883,458	(10,227)	(1,814,814)	6,037,371	35,447	37,114	72,561	6,109,932

	Stockholders' Equity						Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Stockholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$1,712	(22,758)	7,883,458	(10,227)	(1,814,814)	6,037,371	35,447	37,114	72,561	6,109,932
Net income	—	—	—	—	482,865	482,865	2,105	3,065	5,170	488,035
Other comprehensive income
Other comprehensive income before reclassifications	—	—	—	17,008	—	17,008	80	1,664	1,744	18,752
Amounts reclassified from accumulated other comprehensive income	—	—	—	779	—	779	5	49	54	833
Deferred compensation plan, net	—	(1,703)	1,702	—	—	(1)	—	—	—	(1)
Restricted stock issued, net of amortization	2	—	16,665	—	—	16,667	—	—	—	16,667
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(5,858)	—	—	(5,858)	—	—	—	(5,858)
Common stock repurchased and retired	(13)	—	(75,406)	—	—	(75,419)	—	—	—	(75,419)
Common stock issued under dividend reinvestment plan	—	—	524	—	—	524	—	—	—	524
Common stock issued for partnership units exchanged	—	—	1,275	—	—	1,275	(1,275)	—	(1,275)	—
Common stock issued, net of issuance costs	10	—	61,274	—	—	61,284	—	—	—	61,284
Reallocation of noncontrolling interest, net of transaction costs	—	—	(6,482)	—	—	(6,482)	—	6,266	6,266	(216)
Contributions from partners	—	—	—	—	—	—	—	13,223	13,223	13,223
Distributions to partners	—	—	—	—	—	—	—	(14,816)	(14,816)	(14,816)
Cash dividends declared:
Common stock/unit ($2.525 per share)	—	—	—	—	(433,028)	(433,028)	(1,873)	—	(1,873)	(434,901)
Balance at December 31, 2022	$1,711	(24,461)	7,877,152	7,560	(1,764,977)	6,096,985	34,489	46,565	81,054	6,178,039

See accompanying notes to Consolidated Financial Statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2022, 2021, and 2020

(in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$488,035	366,288	47,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319,697	303,331	345,900
Amortization of deferred loan costs and debt premiums	5,799	6,003	9,023
(Accretion) and amortization of above and below market lease intangibles, net	(20,995)	(22,936)	(40,540)
Stock-based compensation, net of capitalization	16,521	12,515	13,581
Equity in income of investments in real estate partnerships	(59,824)	(47,086)	(34,169)
Gain on sale of real estate, net of tax	(109,005)	(91,119)	(67,465)
Provision for impairment of real estate	—	84,389	18,536
Goodwill impairment	—	—	132,128
Early extinguishment of debt	—	—	21,837
Distribution of earnings from investments in real estate partnerships	61,416	71,934	47,703
Settlement of derivative instrument	—	(2,472)	—
Deferred compensation (revenue) expense	(6,128)	4,572	4,668
Realized and unrealized loss (gain) on investments	7,040	(5,348)	(5,519)
Changes in assets and liabilities:
Tenant and other receivables	(35,274)	(24,869)	16,944
Deferred leasing costs	(10,801)	(6,966)	(6,973)
Other assets	1,292	(1,226)	(1,200)
Accounts payable and other liabilities	(9,088)	6,677	997
Tenants’ security, escrow deposits and prepaid rent	7,130	5,701	(3,650)
Net cash provided by operating activities	655,815	659,388	499,118
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $3,061 and $2,991 in 2022 and 2021, respectively	(169,639)	(392,051)	(16,767)
Real estate development and capital improvements	(195,418)	(177,631)	(180,804)
Proceeds from sale of real estate	143,133	206,193	189,444
Proceeds from property insurance casualty claims	—	—	7,957
Collection (issuance) of notes receivable, net	1,823	(20)	(1,340)
Investments in real estate partnerships	(36,266)	(23,476)	(51,440)
Return of capital from investments in real estate partnerships	48,473	99,945	32,125
Dividends on investment securities	1,113	813	353
Acquisition of investment securities	(21,112)	(23,971)	(25,155)
Proceeds from sale of investment securities	21,785	23,846	19,986
Net cash used in investing activities	(206,108)	(286,352)	(25,641)

	2022	2021	2020
Cash flows from financing activities:
Net proceeds from common stock issuance	61,284	82,510	125,608
Repurchase of common shares in conjunction with equity award plans	(6,447)	(4,083)	(5,512)
Proceeds from sale of treasury stock	64	96	269
Common shares repurchased through share repurchase program	(75,419)	—	—
Distributions to limited partners in consolidated partnerships, net	(7,245)	(4,345)	(2,770)
Distributions to exchangeable operating partnership unit holders	(1,867)	(1,815)	(1,366)
Dividends paid to common stockholders	(428,276)	(403,085)	(300,537)
Repayment of fixed rate unsecured notes	—	—	(300,000)
Proceeds from issuance of fixed rate unsecured notes, net	—	—	598,830
Proceeds from unsecured credit facilities	95,000	—	610,000
Repayments of proceeds from unsecured credit facilities, net	(95,000)	(265,000)	(830,000)
Repayment of notes payable	(6,745)	(42,014)	(67,189)
Scheduled principal payments	(11,219)	(11,255)	(11,104)
Payment of loan costs	(88)	(7,468)	(5,063)
Early redemption costs	—	—	(21,755)
Net cash used in financing activities	(475,958)	(656,459)	(210,589)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(26,251)	(283,423)	262,888
Cash, cash equivalents, and restricted cash at beginning of the year	95,027	378,450	115,562
Cash, cash equivalents, and restricted cash at end of the year	$68,776	95,027	378,450
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,166, $4,202, and $4,355 in 2022, 2021, and 2020, respectively)	$141,359	140,084	151,338
Cash paid for income taxes, net of refunds	$570	378	1,870
Supplemental disclosure of non-cash transactions:
Common stock and exchangeable operating partnership dividends declared but not paid	$111,709	107,480	101,412
Exchangeable operating partnership units issued for acquisition of real estate	$—	—	1,275
Previously held equity investments in real estate assets acquired	$17,179	(4,609)	5,986
Mortgage loans assumed by Company with the acquisition of real estate	$22,779	111,104	16,359
Mortgage loan assumed by purchaser with the sale of real estate	$—	—	8,250
Common stock issued by Parent Company for partnership units exchanged	$1,275	99	—
Real estate received in lieu of promote interest	$—	13,589	—
Change in fair value of securities	$1,658	513	315
Change in accrued capital expenditures	$4,888	10,188	12,166
Common stock issued for dividend reinvestment plan	$524	1,286	1,139
Stock-based compensation capitalized	$735	666	1,119
Contributions from (distributions to) limited partners in consolidated partnerships, net	$5,436	—	(1,512)
Reallocation of equity upon acquisition of a limited partner's interest in a consolidated partnership	$6,266	—	—
Common stock issued for dividend reinvestment in trust	$1,126	1,084	819
Contribution of stock awards into trust	$2,250	1,416	1,524
Distribution of stock held in trust	$786	3,647	1,052

See accompanying notes to Consolidated Financial Statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

December 31, 2022 and 2021

(in thousands, except unit data)

	2022	2021
Assets
Net real estate investments:
Real estate assets, at cost (note 1)	$11,858,064	11,495,581
Less: accumulated depreciation	2,415,860	2,174,963
Real estate assets, net	9,442,204	9,320,618
Investments in real estate partnerships (note 4)	350,377	372,591
Net real estate investments	9,792,581	9,693,209
Properties held for sale	—	25,574
Cash, cash equivalents, and restricted cash, including $2,310 and $1,930 of restricted cash at December 31, 2022 and 2021, respectively (note 1)	68,776	95,027
Tenant and other receivables (note 1)	188,863	153,091
Deferred leasing costs, less accumulated amortization of $117,137 and $117,878 at December 31, 2022 and 2021, respectively	68,945	65,741
Acquired lease intangible assets, less accumulated amortization of $338,053 and $312,186 at December 31, 2022 and 2021, respectively (note 6)	197,745	212,707
Right of use assets, net	275,513	280,783
Other assets (note 5)	267,797	266,431
Total assets	$10,860,220	10,792,563
Liabilities and Capital
Liabilities:
Notes payable (note 9)	$3,726,754	3,718,944
Accounts payable and other liabilities	317,259	322,271
Acquired lease intangible liabilities, less accumulated amortization of $193,315 and $172,293 at December 31, 2022 and 2021, respectively (note 6)	354,204	363,276
Lease liabilities	213,722	215,788
Tenants’ security, escrow deposits and prepaid rent	70,242	62,352
Total liabilities	4,682,181	4,682,631
Commitments and contingencies (note 16)	—	—
Capital:
Partners’ capital (note 12):
General partner; 171,124,593 and 171,213,008 units outstanding at December 31, 2022 and 2021, respectively	6,089,425	6,047,598
Limited partners; 741,433 and 760,046 units outstanding at December 31, 2022 and 2021	34,489	35,447
Accumulated other comprehensive income (loss)	7,560	(10,227)
Total partners’ capital	6,131,474	6,072,818
Noncontrolling interests: Limited partners’ interests in consolidated partnerships	46,565	37,114
Total capital	6,178,039	6,109,932
Total liabilities and capital	$10,860,220	10,792,563

See accompanying notes to Consolidated Financial Statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the years ended December 31, 2022, 2021, and 2020

(in thousands, except per unit data)

	2022	2021	2020
Revenues:
Lease income	$1,187,452	1,113,368	980,166
Other property income	10,719	12,456	9,508
Management, transaction, and other fees	25,851	40,337	26,501
Total revenues	1,224,022	1,166,161	1,016,175
Operating expenses:
Depreciation and amortization	319,697	303,331	345,900
Property operating expense	196,148	184,553	170,073
Real estate taxes	149,795	142,129	143,004
General and administrative	79,903	78,218	75,001
Other operating expenses	6,166	5,751	12,642
Total operating expenses	751,709	713,982	746,620
Other expense (income):
Interest expense, net	146,186	145,170	156,678
Goodwill impairment	—	—	132,128
Provision for impairment of real estate	—	84,389	18,536
Gain on sale of real estate, net of tax	(109,005)	(91,119)	(67,465)
Early extinguishment of debt	—	—	21,837
Net investment loss (income)	6,921	(5,463)	(5,307)
Total other expense (income)	44,102	132,977	256,407
Income from operations before equity in income of investments in real estate partnerships	428,211	319,202	13,148
Equity in income of investments in real estate partnerships (note 4)	59,824	47,086	34,169
Net income	488,035	366,288	47,317
Limited partners’ interests in consolidated partnerships	(3,065)	(3,262)	(2,225)
Net income attributable to common unit holders	$484,970	363,026	45,092
Income per common unit - basic (note 15):	$2.82	2.12	0.27
Income per common unit - diluted (note 15):	$2.81	2.12	0.26

See accompanying notes to Consolidated Financial Statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2022, 2021, and 2020

(in thousands)

	2022	2021	2020
Net income	$488,035	366,288	47,317
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	20,061	5,391	(19,187)
Reclassification adjustment of derivative instruments included in net income	833	4,141	11,262
Unrealized (loss) gain on available-for-sale securities	(1,309)	(405)	320
Other comprehensive income (loss)	19,585	9,127	(7,605)
Comprehensive income	507,620	375,415	39,712
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	3,065	3,262	2,225
Other comprehensive income (loss) attributable to noncontrolling interests	1,713	689	(948)
Comprehensive income attributable to noncontrolling interests	4,778	3,951	1,277
Comprehensive income attributable to the Company	$502,842	371,464	38,435

See accompanying notes to Consolidated Financial Statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the years ended December 31, 2022, 2021, and 2020

(in thousands)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2019	$6,225,345	36,100	(11,997)	6,249,448	40,513	6,289,961
Net income	44,889	203	—	45,092	2,225	47,317
Other comprehensive income
Other comprehensive loss before reclassifications	—	(79)	(17,589)	(17,668)	(1,199)	(18,867)
Amounts reclassified from accumulated other comprehensive income	—	50	10,961	11,011	251	11,262
Contributions from partners	—	—	—	—	606	606
Issuance of exchangeable operating partnership units	—	1,275	—	1,275	—	1,275
Distributions to partners	(402,633)	(1,822)	—	(404,455)	(4,888)	(409,343)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	14,248	—	—	14,248	—	14,248
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	125,608	—	—	125,608	—	125,608
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(3,920)	—	—	(3,920)	—	(3,920)
Balance at December 31, 2020	$6,003,537	35,727	(18,625)	6,020,639	37,508	6,058,147
Net income	361,411	1,615	—	363,026	3,262	366,288
Other comprehensive income
Other comprehensive income before reclassifications	—	23	4,603	4,626	360	4,986
Amounts reclassified from accumulated other comprehensive income	—	17	3,795	3,812	329	4,141
Deferred compensation plan, net	75	—	—	75	—	75
Distributions to partners	(410,419)	(1,836)	—	(412,255)	(4,345)	(416,600)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	12,652	—	—	12,652	—	12,652
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	82,510	—	—	82,510	—	82,510
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(2,267)	—	—	(2,267)	—	(2,267)
Common units exchanged for common stock of Parent Company	99	(99)	—	—	—	—
Balance at December 31, 2021	$6,047,598	35,447	(10,227)	6,072,818	37,114	6,109,932

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2021	$6,047,598	35,447	(10,227)	6,072,818	37,114	6,109,932
Net income	482,865	2,105	—	484,970	3,065	488,035
Other comprehensive income
Other comprehensive income before reclassifications	—	80	17,008	17,088	1,664	18,752
Amounts reclassified from accumulated other comprehensive income	—	5	779	784	49	833
Deferred compensation plan, net	(1)	—	—	(1)	—	(1)
Contribution from partners	—	—	—	—	13,223	13,223
Distributions to partners	(433,028)	(1,873)	—	(434,901)	(14,816)	(449,717)
Reallocation of limited partners' interest, net of transaction costs	(6,482)	—	—	(6,482)	6,266	(216)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	16,667	—	—	16,667	—	16,667
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(75,419)	—	—	(75,419)	—	(75,419)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	61,284	—	—	61,284	—	61,284
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(5,334)	—	—	(5,334)	—	(5,334)
Common units exchanged for common stock of Parent Company	1,275	(1,275)	—	—	—	—
Balance at December 31, 2022	$6,089,425	34,489	7,560	6,131,474	46,565	6,178,039

See accompanying notes to Consolidated Financial Statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2022, 2021, and 2020

(in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$488,035	366,288	47,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319,697	303,331	345,900
Amortization of deferred loan costs and debt premiums	5,799	6,003	9,023
(Accretion) and amortization of above and below market lease intangibles, net	(20,995)	(22,936)	(40,540)
Stock-based compensation, net of capitalization	16,521	12,515	13,581
Equity in income of investments in real estate partnerships	(59,824)	(47,086)	(34,169)
Gain on sale of real estate, net of tax	(109,005)	(91,119)	(67,465)
Provision for impairment of real estate	—	84,389	18,536
Goodwill impairment	—	—	132,128
Early extinguishment of debt	—	—	21,837
Distribution of earnings from investments in real estate partnerships	61,416	71,934	47,703
Settlement of derivative instrument	—	(2,472)	—
Deferred compensation (revenue) expense	(6,128)	4,572	4,668
Realized and unrealized loss (gain) on investments	7,040	(5,348)	(5,519)
Changes in assets and liabilities:
Tenant and other receivables	(35,274)	(24,869)	16,944
Deferred leasing costs	(10,801)	(6,966)	(6,973)
Other assets	1,292	(1,226)	(1,200)
Accounts payable and other liabilities	(9,088)	6,677	997
Tenants’ security, escrow deposits and prepaid rent	7,130	5,701	(3,650)
Net cash provided by operating activities	655,815	659,388	499,118
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $3,061 and $2,991 in 2022 and 2021, respectively	(169,639)	(392,051)	(16,767)
Real estate development and capital improvements	(195,418)	(177,631)	(180,804)
Proceeds from sale of real estate	143,133	206,193	189,444
Proceeds from property insurance casualty claims	—	—	7,957
Collection (issuance) of notes receivable, net	1,823	(20)	(1,340)
Investments in real estate partnerships	(36,266)	(23,476)	(51,440)
Return of capital from investments in real estate partnerships	48,473	99,945	32,125
Dividends on investment securities	1,113	813	353
Acquisition of investment securities	(21,112)	(23,971)	(25,155)
Proceeds from sale of investment securities	21,785	23,846	19,986
Net cash used in investing activities	(206,108)	(286,352)	(25,641)

	2022	2021	2020
Cash flows from financing activities:
Net proceeds from common stock issuance	61,284	82,510	125,608
Repurchase of common units in conjunction with equity award plans	(6,447)	(4,083)	(5,512)
Proceeds from treasury units issued as a result of treasury stock sold by Parent Company	64	96	269
Common shares repurchased through share repurchase program	(75,419)	—	—
Distributions to limited partners in consolidated partnerships, net	(7,245)	(4,345)	(2,770)
Distributions to partners	(430,143)	(404,900)	(301,903)
Repayment of fixed rate unsecured notes	—	—	(300,000)
Proceeds from issuance of fixed rate unsecured notes, net	—	—	598,830
Proceeds from unsecured credit facilities	95,000	—	610,000
Repayments of proceeds from unsecured credit facilities, net	(95,000)	(265,000)	(830,000)
Proceeds from notes payable	—	—	—
Repayment of notes payable	(6,745)	(42,014)	(67,189)
Scheduled principal payments	(11,219)	(11,255)	(11,104)
Payment of loan costs	(88)	(7,468)	(5,063)
Early redemption costs	—	—	(21,755)
Net cash used in financing activities	(475,958)	(656,459)	(210,589)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(26,251)	(283,423)	262,888
Cash, cash equivalents, and restricted cash at beginning of the year	95,027	378,450	115,562
Cash, cash equivalents, and restricted cash at end of the year	$68,776	95,027	378,450
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,166, $4,202, and $4,355 in 2022, 2021, and 2020, respectively)	$141,359	140,084	151,338
Cash paid for income taxes, net of refunds	$570	378	1,870
Supplemental disclosure of non-cash transactions:
Common stock and exchangeable operating partnership dividends declared but not paid	$111,709	107,480	101,412
Common stock issued by Parent Company for partnership units exchanged	$—	—	1,275
Previously held equity investments in real estate assets acquired	$17,179	(4,609)	5,986
Mortgage loans assumed by Company with the acquisition of real estate	$22,779	111,104	16,359
Mortgage loan assumed by purchaser with the sale of real estate	$—	—	8,250
Common stock issued by Parent Company for partnership units exchanged	$1,275	99	—
Real estate received in lieu of promote interest	$—	13,589	—
Change in fair value of securities	$1,658	513	315
Change in accrued capital expenditures	$4,888	10,188	12,166
Common stock issued by Parent Company for dividend reinvestment plan	$524	1,286	1,139
Stock-based compensation capitalized	$735	666	1,119
Contributions from (distributions to) limited partners in consolidated partnerships, net	$5,436	—	(1,512)
Reallocation of equity upon acquisition of a limited partner's interest in a consolidated partnership	$6,266	—	—
Common stock issued for dividend reinvestment in trust	$1,126	1,084	819
Contribution of stock awards into trust	$2,250	1,416	1,524
Distribution of stock held in trust	$786	3,647	1,052

See accompanying notes to Consolidated Financial Statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

1.
Summary of Significant Accounting Policies
(a)
Organization and Principles of Consolidation

General

Regency Centers Corporation (the "Parent Company") began its operations as a REIT in 1993 and is the general partner of Regency Centers, L.P. (the "Operating Partnership"). The Parent Company primarily engages in the ownership, management, leasing, acquisition, development and redevelopment of shopping centers through the Operating Partnership, and has no other assets other than through its investment in the Operating Partnership, and its only liabilities are $200 million of unsecured private placement notes, which are co-issued and guaranteed by the Operating Partnership. The Parent Company guarantees all of the unsecured debt of the Operating Partnership.

As of December 31, 2022, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company" or "Regency") owned 308 properties and held partial interests in an additional 96 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

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

Ownership of the Operating Partnership

The Operating Partnership's capital includes general and limited common Partnership Units. As of December 31, 2022, the Parent Company owned approximately 99.6%, or 171,124,593, of the 171,866,026 outstanding common Partnership Units of the Operating Partnership, with the remaining limited common Partnership Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). Each EOP unit is exchangeable for cash or one share of common stock of the Parent Company, at the discretion of the Parent Company, and the unit holder cannot require redemption in cash or other assets (i.e. registered shares of the Parent). The Parent Company has evaluated the conditions as specified under Accounting Standards Codification ("ASC") Topic 480, Distinguishing Liabilities from Equity, as it relates to exchangeable operating

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

partnership units outstanding and concluded that it has the right to satisfy the redemption requirements of the units by delivering unregistered common stock. Accordingly, the Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company's only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

Real Estate Partnerships

Regency has a partial ownership interest in 107 properties through partnerships, of which 11 are consolidated. Regency's partners include institutional investors and other real estate developers and/or operators (the "Partners" or "Limited Partners"). The assets of these partnerships are restricted to the use of the partnerships and cannot be used by general creditors of the Company. And similarly, the obligations of these partnerships can only be settled by the assets of these partnerships or additional contributions by the partners. Regency has a variable interest in these partnerships through its equity interests. As managing member, Regency maintains the books and records and typically provides leasing and property and asset management services to the partnerships. The Partners' level of involvement in these partnerships varies from protective decisions (debt, bankruptcy, selling primary asset(s) of business) to participating involvement such as approving leases, operating budgets, and capital budgets.

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

o
Those partnerships in which Regency has a controlling financial interest are consolidated. Additionally, those partnerships for which the Partners only have protective rights are considered VIEs under ASC Topic 810, Consolidation. Regency is the primary beneficiary of these VIEs as Regency has power over these partnerships, and they operate primarily for the benefit of Regency. As such, Regency consolidates these entities. The limited partners' ownership interest and share of net income is recorded as noncontrolling interest.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

The majority of the operations of the VIEs are funded with cash flows generated by the properties, or in the case of developments, with capital contributions or third party construction loans. The major classes of assets, liabilities, and noncontrolling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Assets
Net real estate investments	$107,725	379,075
Cash, cash equivalents, and restricted cash	2,420	5,202
Liabilities
Notes payable	4,188	5,000
Equity
Limited partners’ interests in consolidated partnerships	24,364	27,950

Noncontrolling Interests

Noncontrolling Interests of the Parent Company

The Consolidated Financial Statements of the Parent Company include the following ownership interests held by owners other than the common stockholders of the Parent Company: (i) the limited Partnership Units in the Operating Partnership held by third parties ("Exchangeable operating partnership units") and (ii) the minority-owned interest held by third parties in consolidated partnerships ("Limited partners' interests in consolidated partnerships"). The Parent Company has included all of these noncontrolling interests in permanent equity, separate from the Parent Company's stockholders' equity, in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity. The portion of net income or comprehensive income attributable to these noncontrolling interests is included in net income and comprehensive income in the accompanying Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income of the Parent Company.

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

(b)
Revenues and Tenant Receivable

Leasing Income and Tenant Receivables

The Company leases space to tenants under agreements with varying terms that generally provide for fixed payments of base rent, with stated increases over the term of the lease. Some of the lease agreements contain provisions that provide for additional rents based on tenants' sales volume ("percentage rent"), which are recognized when the tenants achieve the specified targets as defined in their lease agreements. Additionally, most lease agreements contain provisions for reimbursement of the tenants' share of actual real estate taxes and insurance and common area maintenance ("CAM") costs (collectively "Recoverable Costs") incurred.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

Lease terms generally range from three to seven years for tenant space under 10,000 square feet ("Shop Space") and in excess of five years for spaces greater than 10,000 square feet ("Anchor Space"). Many leases also provide tenants the option to extend their lease beyond the initial term of the lease. If a tenant does not exercise its option or otherwise negotiate to renew, the lease expires and the lease contains an obligation for the tenant to relinquish its space, allowing it to be leased to a new tenant. This generally involves some level of cost to prepare the space for re-leasing, which is capitalized and depreciated over the shorter of the life of the subsequent lease or the life of the improvement.

The Company accounts for its leases under ASC Topic 842, Leases ("Topic 842"), as follows:

Classification

Under Topic 842, new leases or modifications thereto must be evaluated against specific classification criteria, which, based on the customary terms of the Company's leases, are classified as operating leases. However, certain longer-term leases (both lessee and lessor leases) may be classified as direct financing or sales type leases, which may result in selling profit and an accelerated pattern of earnings recognition. At December 31, 2022, all of the Company's leases were classified as operating leases.

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

Collectibility

At lease commencement, the Company generally expects that collectibility of substantially all payments due under the lease is probable due to the Company's credit checks on tenants and other creditworthiness analysis undertaken before entering into a new lease; therefore, income from most operating leases is initially recognized on a straight-line basis. For operating leases in which collectibility of Lease income is not considered probable, Lease income is recognized on a cash basis and all previously recognized straight-line rent receivables are reversed in the period in which the Lease income is determined not to be probable of collection. Should collectibility of Lease income become probable again, through evaluation of qualitative and quantitative measures on a tenant by tenant basis, accrual basis accounting resumes and all commencement-to-date straight-line rent is recognized in that period.

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

The following table represents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

	December 31,
(in thousands)	2022	2021
Tenant receivables	$31,486	27,354
Straight-line rent receivables	128,214	103,942
Other receivables (1)	29,163	21,795
Total tenant and other receivables, net	$188,863	153,091
(1)
Other receivables include construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction and other fee income.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

Real Estate Sales

The Company accounts for sales of nonfinancial assets under ASC Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, whereby the Company derecognizes real estate and recognizes a gain or loss on sales when a contract exists and control of the property has transferred to the buyer. Control of the property, including controlling financial interest, is generally considered to transfer upon closing through transfer of the legal title and possession of the property. While generally rare, any retained noncontrolling interest is measured at fair value at that time.

Management Services and Other Property Income

The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers ("Topic 606"), when or as control of the promised services are transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The following is a description of the Company's revenue from contracts with customers within the scope of Topic 606.

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

Several of the Company's partnership agreements provide for incentive payments, generally referred to as "promotes" or "earnouts," to Regency for appreciation in property values in Regency's capacity as manager. The terms of these promotes are based on appreciation in real estate value over designated time intervals or upon designated events. The Company evaluates its expected promote payout at each reporting period, which generally does not result in revenue recognition until the measurement period has completed, when the amount can be reasonably determined and the amount is not probable of significant reversal.

Leasing Services

Leasing service fees are based on a percentage of the total rent due under the lease. The leasing service is considered performed upon successful execution of an acceptable tenant lease for the joint ventures' shopping centers, at which time revenue is recognized. Payment of the first half of the fee is generally due upon lease execution and the second half is generally due upon tenant opening or rent payments commencing.

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

December 31, 2022

All income from contracts with the Company's real estate partnerships is included within Management, transaction and other fees on the Consolidated Statements of Operations. The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts are as follows:

		Year ended December 31,
(in thousands)	Timing of satisfaction of performance obligations	2022	2021		2020
Management, transaction, and other fees:
Property management services	Over time	$13,470	14,415		14,444
Asset management services	Over time	6,752	6,921		6,963
Promote income	Over time	—	13,589	(1)	—
Leasing services	Point in time	3,945	4,096		3,150
Other transaction fees	Point in time	1,684	1,316		1,944
Total management, transaction, and other fees		$25,851	40,337		26,501
(1)
The Company recognized $13.6 million in promote revenue during the year ended December 31, 2021, for exceeding partnership return thresholds from the Company's performance as managing member in the USAA partnership. The consideration was paid in the form of a real estate asset.

The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $16.4 million and $13.2 million, as of December 31, 2022 and 2021, respectively.

(c)
Real Estate Assets

The following table details the components of Real estate assets in the Consolidated Balance Sheets:

(in thousands)	December 31, 2022	December 31, 2021
Land	$4,379,877	4,340,084
Land improvements	707,227	684,613
Buildings	5,465,877	5,270,540
Building and tenant improvements	1,171,650	1,061,044
Construction in progress	133,433	139,300
Total real estate assets	$11,858,064	11,495,581

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

December 31, 2022

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

Pre-development costs represent the costs the Company incurs prior to land acquisition or pursuing a redevelopment including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing or redeveloping a shopping center. As of December 31, 2022 and 2021, the Company had nonrefundable deposits and other pre-development costs of approximately $6.9 million and $10.8 million, respectively. If the Company determines that the development or redevelopment of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed. During the years ended December 31, 2022, 2021, and 2020, the Company expensed pre-development costs of approximately $588,000, $1.5 million, and $10.5 million, respectively, in Other operating expenses in the accompanying Consolidated Statements of Operations.

Interest costs are capitalized into each development and redevelopment project based upon applying the Company's weighted average borrowing rate to that portion of the actual development or redevelopment costs expended. The Company discontinues interest and real estate tax capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would the Company capitalize interest on the project beyond 12 months after substantial completion of the building shell. During the years ended December 31, 2022, 2021, and 2020, the Company capitalized interest of $4.2 million, $4.2 million, and $4.4 million, respectively, on our development and redevelopment projects.

We have a staff of employees directly supporting our development and redevelopment program. All direct internal costs attributable to these development activities are capitalized as part of each development and redevelopment project. The capitalization of costs is directly related to the actual level of development activity occurring. During the years ended December 31, 2022, 2021, and 2020, we capitalized $10.8 million, $11.3 million, and $10.2 million, respectively, of direct internal costs incurred to support our development and redevelopment program.

Acquisitions

Upon acquisition of operating real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases and in-place leases), assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the relative fair value to the applicable assets and liabilities. The acquisition of operating properties are generally considered asset acquisitions and therefore transaction costs are capitalized. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company's methodology includes estimating an "as-if vacant" fair value of the physical property, which includes land, building, and improvements. In addition, the Company determines the estimated fair value of identifiable intangible assets and liabilities, considering the following categories: (i) value of in-place leases, and (ii) above and below-market value of in-place leases.

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

December 31, 2022

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

Valuation of Real Estate Investments

The Company evaluates whether there are any events or changes in circumstances, including property operating performance, and general market conditions, or changes in expected hold periods, that indicate the carrying value of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. For those properties with such events or changes, management evaluates recoverability of the property's carrying amount. Through the evaluation, the current carrying value of the asset is compared to the estimated undiscounted cash flows that are directly associated with the use and ultimate disposition of the asset. Estimated cash flows are based on several key assumptions, including rental rates, expected leasing activity, costs of tenant improvements, leasing commissions, expected hold period, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and could differ materially from actual results. Changes in events or changes in circumstances may alter the hold period of an asset or asset group which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance. To the extent that the carrying value of the asset exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over the estimated fair value. If such indicators are not identified, management will not assess the recoverability of a property's carrying value. If a property previously classified as held and used is changed to held for sale, the Company estimates fair value, less expected costs to sell, which could cause the Company to determine that the property is impaired.

The estimated fair value of real estate assets is subjective and is estimated through comparable sales information and other market data if available, or through use of an income approach such as the direct capitalization method or the discounted cash flow approach. The discounted cash flow approach uses similar assumptions to the undiscounted cash flow approach above, as well as a discount rate. Such cash flow projections and rates are subject to management judgment and changes in those assumptions could impact the estimate of fair value. In estimating the fair value of undeveloped land, the Company generally uses market data and comparable sales information.

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

Tax Basis

The net book basis of the Company's real estate assets exceeds the net tax basis by approximately $2.6 billion at December 31, 2022 and 2021, primarily due to the tax free merger with Equity One and inheriting lower carryover tax basis.

(d)
Cash, Cash Equivalents, and Restricted Cash

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. As of December 31, 2022 and 2021, $2.3 million and $1.9 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

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

The goodwill impairment evaluation is completed using either a qualitative or quantitative approach. Under a qualitative approach, the impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that the reporting unit's fair value is less than its carrying value, including goodwill. If a qualitative approach indicates it is more likely-than-not that the estimated carrying value of a reporting unit (including goodwill) exceeds its fair value, or if the Company chooses to bypass the qualitative approach for any reporting unit, the Company will perform the quantitative approach described below.

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

Under ASC Topic 842, the Company, as a lessor, may only defer as initial direct costs the incremental costs of a tenant's operating lease that would not have been incurred if the lease had not been obtained. These costs generally consist of third party broker payments. Non-contingent internal leasing and legal costs associated with leasing activities are expensed within General and administrative expenses.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

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

The Company uses interest rate swaps to mitigate its interest rate risk on a related financial instrument or forecasted transaction, and the Company designates these interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company may also utilize cash flow hedges to lock U.S. Treasury rates in anticipation of future fixed-rate debt issuances. The gains or losses resulting from changes in fair value of derivatives that qualify as cash flow hedges are recognized in Accumulated other comprehensive income (loss) ("AOCI"). Upon the settlement of a hedge, gains and losses remaining in AOCI are amortized through earnings over the underlying term of the hedged transaction. The cash receipts or payments related to interest rate swaps are presented in cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

The Company accounts for income taxes related to its TRS's under the asset and liability approach, which requires the recognition of the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized. A valuation allowance is recorded to reduce deferred tax assets when it is believed that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent and projected results of operations in order to make that determination.

In addition, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (2018 and forward for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

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

Under Topic 842, the Company recognizes Lease liabilities on its Consolidated Balance Sheets for its ground and office leases and corresponding Right of use assets related to these same ground and office leases which are classified as operating leases. A key input in estimating the Lease liabilities and resulting Right of use assets is establishing the discount rate in the lease, which since the rates implicit in the lease contracts are not readily determinable, requires additional inputs for the longer-term ground leases, including market-based interest rates that correspond with the remaining term of the lease, the Company's credit spread, and a securitization adjustment necessary to reflect the collateralized payment terms present in the lease. This discount rate is applied to the remaining unpaid minimum rental payments for each lease to measure the operating lease liabilities.

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

December 31, 2022

(k)
Stock-Based Compensation

The Company grants stock-based compensation to its employees and directors. The Company recognizes the cost of stock-based compensation based on the grant-date fair value of the award, which is expensed over the vesting period.

When the Parent Company issues common stock as compensation, it receives a like number of common units from the Operating Partnership. The Company is committed to contributing to the Operating Partnership all proceeds from the share-based awards granted under the Parent Company's Long-Term Omnibus Plan (the "Plan"). Accordingly, the Parent Company's ownership in the Operating Partnership will increase based on the amount of proceeds contributed to the Operating Partnership for the common units it receives. As a result of the issuance of common units to the Parent Company for stock-based compensation, the Operating Partnership records the effect of stock-based compensation for awards of equity in the Parent Company.

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

The Company also re-measures nonfinancial assets and nonfinancial liabilities, initially measured at fair value in a business combination or other new basis event, at fair value in subsequent periods if a re-measurement event occurs.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

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

The amendments in this update provide exceptions to the guidance in Topic 815 related to changes to the critical terms of a hedging relationship due to reference rate reform, which if criteria are met, provide such changes should not result in the dedesignation and redesignation of the hedging relationship.

March 2020 through December 31, 2022

The Company has elected to apply the hedge accounting expedients and exceptions related to changes to the reference rate from LIBOR to SOFR in the Company’s interest rate swaps. Application of these exceptions preserves the hedge designation of interest rate swaps and the related accounting and presentation consistent with past presentation.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

2.
Real Estate Investments

Acquisitions

The following tables detail consolidated shopping centers acquired or land acquired for development or redevelopment for the periods set forth below:

(in thousands)		December 31, 2022
Date Purchased	Property Name	City/State	Property Type	Regency Ownership	Purchase Price (1)	Debt Assumed, Net of Premiums (1)	Intangible Assets (1)	Intangible Liabilities (1)
3/1/22	Glenwood Green	Old Bridge, NJ	Development	70%	$11,000	—	—	—
3/31/22	Island Village	Bainbridge Island, WA	Operating	100%	30,650	—	2,900	6,839
4/1/22	Apple Valley (2)	Apple Valley, MN	Operating	100%	34,070	—	4,773	490
4/1/22	Cedar Commons (2)	Minneapolis, MN	Operating	100%	29,330	—	4,369	58
4/1/22	Corral Hollow (2)	Tracy, CA	Operating	100%	40,600	—	3,410	74
4/1/22	Shops at the Columbia (2)	Washington, DC	Operating	100%	14,000	—	889	181
5/6/22	Baederwood Shoppes	Jenkintown, PA	Operating	80%	51,603	22,779	5,796	1,062
10/12/22	East Meadow Plaza	East Meadow, NY	Operating	100%	30,000	—	3,295	10,867
Total property acquisitions					$241,253	22,779	25,432	19,571
(1)
Amounts reflected for purchase price and allocation are reflected at 100%.
(2)
These properties were part of the four-property portfolio purchased from an existing unconsolidated real estate partnership, RegCal, LLC, in which the company held a 25% ownership interest. The basis allocated to Real estate assets was $93.2 million on a combined basis, including the Company's carryover basis related to its 25% previously owned equity interest in the partnership.

In addition to the acquisitions listed above, the Company acquired, for $9.0 million, the remaining 50% ownership interest from its partner in Kroger New Albany Center, an existing consolidated property.

(in thousands)		December 31, 2021
Date Purchased	Property Name	City/State	Property Type	Regency Ownership	Purchase Price (1)	Debt Assumed, Net of Premiums (1)	Intangible Assets (1)	Intangible Liabilities (1)
7/30/21	Willa Springs (2)	Winter Springs, FL	Operating	100%	$34,500	17,682	1,562	643
8/1/21	Dunwoody Hall (2)	Dunwoody, GA	Operating	100%	32,000	14,612	2,255	973
8/1/21	Alden Bridge (2)	Woodlands, TX	Operating	100%	43,000	27,529	3,198	2,308
8/1/21	Hasley Canyon Village (2)	Castaic, CA	Operating	100%	31,000	16,941	2,037	—
8/1/21	Shiloh Springs (2)	Garland, TX	Operating	100%	19,500	—	1,825	1,079
8/1/21	Bethany Park Place (2)	Allen, TX	Operating	100%	18,000	10,800	996	1,732
8/1/21	Blossom Valley (2)	Mountain View, CA	Operating	100%	44,000	23,611	2,895	732
11/18/21	Blakeney Shopping Center	Charlotte, NC	Operating	100%	181,000	—	14,096	4,431
12/30/21	Valley Stream	Long Island, NY	Operating	100%	48,000	—	21,505	1,675
12/30/21	East Meadow	Long Island, NY	Operating	100%	38,000	—	6,521	1,197
12/30/21	Wading River	Long Island, NY	Operating	100%	35,000	—	4,998	1,469
12/30/21	Eastport	Long Island, NY	Operating	100%	9,000	—	1,366	498
Total property acquisitions					$533,000	111,175	63,254	16,737
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

3.
Property Dispositions

Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Year ended December 31,
(in thousands, except number sold data)	2022	2021	2020
Net proceeds from sale of real estate investments	$143,133	206,193	189,444
Gain on sale of real estate, net of tax	$109,005	91,119	67,465
Provision for impairment of real estate sold	$—	112	958
Number of operating properties sold	2	7	6
Number of land parcels sold	5	5	11
Percent interest sold	100%	100%	50% - 100%

4.
Investments in Real Estate Partnerships

The Company invests in real estate partnerships, which consist of the following:

	December 31, 2022
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	The Company's Share of Net Income of the Partnership	Net Income of the Partnership
GRI - Regency, LLC (GRIR)	40.00%	66	$155,302	1,501,876	35,819	83,989
New York Common Retirement Fund (NYC) (1)	30.00%	—	674	2,468	9,173	35,673
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7	7,423	138,493	1,817	9,392
Columbia Regency Partners II, LLC (Columbia II)	20.00%	13	41,757	405,927	1,735	8,674
Columbia Village District, LLC	30.00%	1	5,836	96,002	1,669	5,597
RegCal, LLC (RegCal) (2)	25.00%	1	5,789	24,326	4,499	18,258
Individual Investors
Ballard Bocks	49.90%	2	62,624	126,482	1,300	2,925
Town & Country Center	35.00%	1	40,409	206,931	819	2,404
Others	50.00%	5	30,563	105,500	2,993	6,254
Total investments in real estate partnerships		96	$350,377	2,608,005	59,824	173,166
(1)
On May 25, 2022, the NYC partnership sold the remaining two properties and distributed sales proceeds to the members. Dissolution will follow final distributions, which are expected in 2023.
(2)
During April 2022, we acquired our partner's 75% share in four properties held in the RegCal, LLC, partnership for a total purchase price of $88.5 million. Upon acquisition, these four properties were consolidated into Regency's financial statements. A single operating property remains within RegCal, LLC, at December 31, 2022.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

	December 31, 2021
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	The Company's Share of Net Income of the Partnership	Net Income of the Partnership
GRI - Regency, LLC (GRIR)	40.00%	67	$153,125	1,537,411	34,655	78,112
New York Common Retirement Fund (NYC)	30.00%	2	11,688	82,446	315	6,939
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7	7,360	135,537	1,976	10,256
Columbia Regency Partners II, LLC (Columbia II)	20.00%	12	35,251	352,469	10,987	55,059
Columbia Village District, LLC	30.00%	1	5,554	94,536	1,522	5,131
RegCal, LLC (RegCal)	25.00%	6	24,995	103,587	2,058	8,448
US Regency Retail I, LLC (USAA) (1)	20.01%	—	—	—	631	3,155
Individual Investors
Ballard Bocks	49.90%	2	63,783	128,959	1,742	3,811
Town & Country Center	35.00%	1	39,021	207,339	(733)	2,014
Others	50.00%	5	31,814	113,160	(6,067)	26,351
Total investments in real estate partnerships		103	$372,591	2,755,444	47,086	199,276
(1)
On August 1, 2021, the Company acquired the partner's 80% interest in the seven properties held in the USAA partnership and therefore all earnings of this property are included in consolidated results from the date of acquisition and excluded from partnership earnings. See note 2.

The summarized balance sheet information for the investments in real estate partnerships, on a combined basis, is as follows:

	December 31,
(in thousands)	2022	2021
Investments in real estate, net	$2,359,289	2,530,964
Acquired lease intangible assets, net	16,821	18,735
Other assets	231,895	205,745
Total assets	$2,608,005	2,755,444
Notes payable	$1,398,297	1,444,867
Acquired lease intangible liabilities, net	17,619	20,978
Other liabilities	81,714	90,097
Capital - Regency	412,784	438,510
Capital - Third parties	697,591	760,992
Total liabilities and capital	$2,608,005	2,755,444

The following table reconciles the Company's capital recorded by the unconsolidated partnerships to the Company's investments in real estate partnerships reported in the accompanying Consolidated Balance Sheet:

	December 31,
(in thousands)	2022	2021
Capital - Regency	$412,784	438,510
Basis difference	(62,407)	(65,919)
Investments in real estate partnerships	$350,377	372,591

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

The revenues and expenses for the investments in real estate partnerships, on a combined basis, are summarized as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Total revenues	$378,096	416,222	381,094
Operating expenses:
Depreciation and amortization	86,193	94,026	101,590
Property operating expense	61,224	66,061	65,146
Real estate taxes	42,010	54,618	53,747
General and administrative	5,615	5,837	5,870
Other operating expenses	3,851	3,624	3,126
Total operating expenses	$198,893	224,166	229,479
Other expense (income):
Interest expense, net	54,874	58,109	66,786
Gain on sale of real estate	(49,424)	(75,162)	(7,146)
Early extinguishment of debt	587	—	554
Provision for impairment	—	9,833	—
Total other expense (income)	6,037	(7,220)	60,194
Net income of the Partnerships	$173,166	199,276	91,421
The Company's share of net income of the Partnerships	$59,824	47,086	34,169

Acquisitions

The following table provides a summary of shopping centers and land parcels acquired through our unconsolidated real estate partnerships during 2022, which had no such acquisitions in 2021:

(in thousands)		Year ended December 31, 2022
Date Purchased	Property Name	City/State	Property Type	Co-investment Partner	Ownership %	Purchase Price (1)	Debt Assumed, Net of Premiums (1)	Intangible Assets (1)	Intangible Liabilities (1)
03/25/22	Naperville Plaza	Naperville, IL	Operating	Columbia II	20.00%	$52,380	22,074	4,336	814
06/24/22	Baybrook East 1B	Houston, TX	Development	Other	50.00%	5,540	—	—	—
Total property acquisitions						$57,920	22,074	4,336	814
(1)
Amounts reflected for purchase price and allocation are reflected at 100%.

Dispositions

The following table provides a summary of shopping centers and land parcels disposed of through our unconsolidated real estate partnerships:

	Year ended December 31,
(in thousands)	2022	2021	2020
Proceeds from sale of real estate investments	$116,377	224,708	27,974
Gain on sale of real estate	$49,424	75,162	7,147
The Company's share of gain on sale of real estate	$12,748	9,380	2,413
Number of operating properties sold	4	4	2
Number of land out-parcels sold	—	1	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

Notes Payable

Scheduled principal repayments on notes payable held by our unconsolidated investments in real estate partnerships as of December 31, 2022, were as follows:

(in thousands) Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency's Pro-Rata Share
2023	$3,194	125,108	—	128,302	51,187
2024	2,205	33,690	—	35,895	14,298
2025	3,433	139,683	—	143,116	43,908
2026	3,807	218,883	23,800	246,490	79,741
2027	3,802	32,800	—	36,602	12,420
Beyond 5 Years	9,194	809,650	—	818,844	300,506
Net unamortized loan costs, debt premium / (discount)	—	(10,952)	—	(10,952)	(3,800)
Total notes payable	$25,635	1,348,862	23,800	1,398,297	498,260

These fixed and variable rate notes payable are all non-recourse to the partnerships, and mature through 2034, with 97.9% having a weighted average fixed interest rate of 3.7%. The remaining notes payable float with LIBOR or SOFR and had a weighted average variable interest rate of 5.9% at December 31, 2022. As notes payable mature, they will be repaid from proceeds from new borrowings and/or partner capital contributions. Refinancing debt at maturity in the current interest rate environment could result in higher interest expense in future periods if rates remain elevated. The Company is obligated to contribute its Pro-rata share to fund maturities if the loans are not refinanced, and it has the capacity to do so from existing cash balances, availability on its line of credit, and operating cash flows. The Company believes that its partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner was unable to fund its share of the capital requirements of the co-investment partnership, the Company would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call which would be secured by the partner's membership interest.

Management fee income

In addition to earning our Pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees as discussed in Note 1, as follows:

	Year ended December 31,
(in thousands)	2022	2021		2020
Asset management, property management, leasing, and investment and financing services	$25,851	40,301	(1)	26,618
(1)
In connection with the USAA partnership, we received and recognized a one-time promote fee of $13.6 million during the year ended December 31, 2021, in consideration for exceeding return thresholds resulting from our performance as managing member.
5.
Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the periods set forth below:

(in thousands)	December 31, 2022	December 31, 2021
Goodwill	$167,062	167,095
Investments	54,581	65,112
Prepaid and other	28,615	21,332
Derivative assets	6,575	—
Furniture, fixtures, and equipment, net	5,808	5,444
Deferred financing costs, net	5,156	7,448
Total other assets	$267,797	266,431

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

The following table presents the goodwill balances and activity during the year to date periods ended:

	December 31, 2022			December 31, 2021
(in thousands)	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$300,529	(133,434)	167,095	$307,413	(133,545)	173,868
Goodwill allocated to Provision for impairment	—	—	—	—	—	—
Goodwill allocated to Properties held for sale	—	—	—	(2,465)	—	(2,465)
Goodwill associated with disposed reporting units:
Goodwill allocated to Provision for impairment	—	—	—	(111)	111	—
Goodwill allocated to Gain on sale of real estate	(33)	—	(33)	(4,308)	—	(4,308)
End of year balance	$300,496	(133,434)	167,062	$300,529	(133,434)	167,095

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

6.
Acquired Lease Intangibles

The Company had the following acquired lease intangibles as of the periods set forth below:

	December 31,
(in thousands)	2022	2021
In-place leases	$452,868	443,460
Above-market leases	82,930	81,433
Total intangible assets	535,798	524,893
Accumulated amortization	(338,053)	(312,186)
Acquired lease intangible assets, net	$197,745	212,707
Below-market leases	547,519	535,569
Accumulated amortization	(193,315)	(172,293)
Acquired lease intangible liabilities, net	$354,204	363,276

The following table provides a summary of amortization and net accretion amounts from acquired lease intangibles:

	Year ended December 31,
(in thousands)	2022	2021	2020	Line item in Consolidated Statements of Operations
In-place lease amortization	$34,568	33,621	48,297	Depreciation and amortization
Above-market lease amortization	5,828	5,487	7,658	Lease income
Acquired lease intangible asset amortization	$40,396	39,108	55,955

Below-market lease amortization	$28,642	30,378	50,103	Lease income

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for the next five years are as follows:

(in thousands)
In Process Year Ending December 31,	Amortization of In-place lease intangibles	Net accretion of Above / Below market lease intangibles
2023	$28,033	22,518
2024	21,830	20,406
2025	17,611	19,814
2026	14,421	19,098
2027	11,392	17,956

7.
Leases

Lessor Accounting

All of the Company's leases are classified as operating leases. The Company's Lease income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent, and in some cases stated amounts for CAM, real estate taxes, and insurance ("Recoverable Costs"). Income for these amounts is recognized on a straight-line basis.

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

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in Topic 842:

(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease income
Fixed and in-substance fixed lease income	$851,409	797,502	807,603
Variable lease income	287,149	262,619	247,384
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	22,543	24,539	42,219
Uncollectible straight-line rent (1)	12,510	5,227	(34,673)
Uncollectible amounts billable in lease income (1)	13,841	23,481	(82,367)
Total lease income	$1,187,452	1,113,368	980,166
(1)
During the years ended December 31, 2022 and 2021, the Company had improved rent collections following lifting of pandemic-related restrictions which resulted in more favorable income than experienced in 2020 during the height of the pandemic.

Future minimum rents under non-cancelable operating leases, excluding variable lease payments, are as follows:

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

(in thousands)
For the year ended December 31,	December 31, 2022
2023	$850,211
2024	768,797
2025	657,870
2026	552,735
2027	440,844
Thereafter	1,579,740
Total	$4,850,197

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

Lessee Accounting

The Company has shopping centers that are subject to non-cancelable, long-term ground leases where a third party owns the underlying land and has leased the land to the Company to construct and/or operate a shopping center.

The Company has 19 properties within its consolidated real estate portfolio that are either partially or completely on land subject to ground leases with third parties. Accordingly, the Company owns only a long-term leasehold or similar interest in these properties. These ground leases expire through the year 2101, and in most cases, provide for renewal options.

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

The ground and office lease expense is recognized on a straight-line basis over the term of the leases, including management's estimate of expected option renewal periods. Operating lease expense under the Company's ground and office leases was as follows, including straight-line rent expense and variable lease expenses such as CPI increases, percentage rent and reimbursements of landlord costs:

(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Fixed operating lease expense
Ground leases	$13,759	13,862	13,716
Office leases	4,162	4,309	4,334
Total fixed operating lease expense	17,921	18,171	18,050
Variable lease expense
Ground leases	1,591	1,032	1,044
Office leases	611	615	585
Total variable lease expense	2,202	1,647	1,629
Total lease expense	$20,123	19,818	19,679
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows for operating leases	$14,656	15,165	15,003

The following table summarizes the undiscounted future cash flows by year attributable to the operating lease liabilities for ground and office leases as of December 31, 2022, and provides a reconciliation to the Lease liability included in the accompanying Consolidated Balance Sheets:

(in thousands)	Lease Liabilities
For the year ended December 31,	Ground Leases	Office Leases	Total
2023	$10,750	4,046	14,796
2024	10,799	3,082	13,881
2025	10,801	2,880	13,681
2026	10,722	2,715	13,437
2027	10,722	1,517	12,239
Thereafter	516,564	741	517,305
Total undiscounted lease liabilities	$570,358	14,981	585,339
Present value discount	(370,486)	(1,131)	(371,617)
Lease liabilities	$199,872	13,850	213,722
Weighted average discount rate	5.2%	3.6%
Weighted average remaining term (in years)	46.8	4.4

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

8. Income Taxes

The Company has elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code with certain of its subsidiaries treated as taxable REIT subsidiary entities, which are subject to federal and state income taxes.

The following table summarizes the tax status of dividends paid on our common shares:

	Year ended December 31,
(in thousands)	2022		2021		2020
Dividend per share	$2.53	(1)	2.53	(2)	2.19
Ordinary income	100%		92%		100%
Capital gain (3)	—%		8%		—%

Additional tax status information:
Qualified dividend income	—%		1%		—%
Section 199A dividend	100%		91%		100%
Section 897 ordinary dividends	—%		2%		—%
Section 897 capital gains	—%		4%		—%
(1)
During 2022, the Company declared four quarterly dividends, the last of which was paid on January 4, 2023, with a portion allocated to the 2022 dividend period, and the balance allocated to 2023.
(2)
During 2021, the Company declared four quarterly dividends, the last of which was paid on January 5, 2022, with a portion allocated to the 2021 devidend period, and the balance allocated to 2022.
(3)
Of the total capital gain distribution during 2021, 42% is excluded under Reg. 1.1061-4(b)(7). The remaining 58% is a Three Year Amount under Reg. 1.1061-6(c).

Our consolidated expense (benefit) for income taxes for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Income tax expense (benefit):
Current	$(332)	620	2,157
Deferred	293	421	(891)
Total income tax expense (benefit) (1)	$(39)	1,041	1,266
(1)
Includes $(39,000), $943,000 and $(355,000) of tax expense (benefit) presented within Other operating expenses during the years ended December 31, 2022, 2021, and 2020, respectively. Additionally, $1,600,000 of tax expense is presented within Gain on sale of real estate (or Provision for impairment), net of tax, during the year ended December 31, 2020.

The TRS entities are subject to federal and state income taxes and file separate tax returns. Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income of the TRS entities, as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Computed expected tax expense (benefit)	$504	544	(3,665)
State income tax, net of federal benefit	52	477	(593)
Valuation allowance	(323)	15	1,043
Permanent items	1	1	5,079
All other items	(273)	4	(598)
Total income tax expense (1)	(39)	1,041	1,266
Income tax expense attributable to operations (1)	$(39)	1,041	1,266
(1)
Includes $(39,000), $943,000, and $(355,000) of tax expense (benefit) presented within Other operating expenses during the years ended December 31, 2022, 2021, and 2020, respectively. Additionally, $1,600,000 of tax expense is presented within Gain on sale of real estate (or Provision for impairment), net of tax, during the year ended December 31, 2020.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

The tax effects of temporary differences (included in Accounts payable and other liabilities in the accompanying Consolidated Balance Sheets) are summarized as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets
Fixed assets	$—	1,039
Other	1,007	1,379
Deferred tax assets	1,007	2,418
Valuation allowance	(1,007)	(2,418)
Deferred tax assets, net	$—	—
Deferred tax liabilities
Fixed assets	(12,527)	(13,004)
Other	(61)	(340)
Deferred tax liabilities	(12,588)	(13,344)
Net deferred tax liabilities	$(12,588)	(13,344)

The Company believes it is more likely than not that the remaining deferred tax assets will not be realized unless tax planning strategies are implemented.

9.
Notes Payable and Unsecured Credit Facilities

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

	Maturing Through	Weighted Average Contractual Rate	Weighted Average Effective Rate	December 31,
(in thousands)				2022	2021
Notes payable:
Fixed rate mortgage loans	3/1/2032	3.9%	3.5%	$342,135	359,414
Variable rate mortgage loans (1)	6/2/2027	3.4%	3.7%	136,246	115,539
Fixed rate unsecured debt	3/15/2049	3.8%	4.0%	3,248,373	3,243,991
Total notes payable				3,726,754	3,718,944
Unsecured credit facilities:
Line of Credit (2)	3/23/2025	5.0%	5.3%	—	—
Total debt outstanding				$3,726,754	3,718,944
(1)
Five of these six variable rate loans, representing $132.1 million of debt in the aggregate, have interest rate swaps in place to mitigate interest rate fluctuation risk. With these swap agreements, the fixed rates of the loans range from 2.5% to 4.1%.
(2)
Weighted-average effective rate for the Line is calculated based on a fully drawn Line balance using the period end variable rate.

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

The Company is required to comply with certain financial covenants for its unsecured public debt as defined in the indenture agreements such as the following ratios: Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of December 31, 2022, management of the Company believes it is in compliance with all financial covenants for its unsecured public debt.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

Unsecured Credit Facilities

The Company has an unsecured line of credit commitment (the "Line") with a syndicate of banks. At December 31, 2022, the Line had a borrowing capacity of $1.25 billion, which is reduced by the balance of outstanding borrowings and commitments from issued letters of credit. The Line bears interest at a variable rate of LIBOR plus an applicable margin of 0.865% and is subject to a commitment fee of 0.15%, both of which are based on the Company's corporate credit rating. On January 12, 2023, the Line was amended to convert the reference rate from LIBOR to SOFR plus a 0.10% market adjustment, with no changes in the applicable margin.

The Company is required to comply with certain financial covenants as defined in the Line credit agreement, such as Ratio of Indebtedness to Total Asset Value ("TAV"), Ratio of Unsecured Indebtedness to Unencumbered Asset Value, Ratio of Adjusted EBITDA to Fixed Charges, Ratio of Secured Indebtedness to TAV, Ratio of Unencumbered Net Operating Income to Unsecured Interest Expense, and other covenants customary with this type of unsecured financing. As of December 31, 2022, the Company is in compliance with all financial covenants for the Line.

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	December 31, 2022
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2023	$9,695	59,383	—	69,078
2024	4,849	90,758	250,000	345,607
2025	3,732	44,250	250,000	297,982
2026	3,922	112,365	200,000	316,287
2027	3,788	137,915	525,000	666,703
Beyond 5 Years	2,873	319	2,050,000	2,053,192
Unamortized debt premium/(discount) and issuance costs	—	4,532	(26,627)	(22,095)
Total notes payable	$28,859	449,522	3,248,373	3,726,754
(1)
Includes unsecured public and private debt and unsecured credit facilities.

The Company has $59.4 million of debt maturing over the next 12 months, which is in the form of five non-recourse mortgage loans. The Company currently intends to repay three of the maturing balances, leaving the properties unencumbered, with plans to refinance the two remaining. The Company has sufficient capacity on its Line to repay the maturing debt, if necessary.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

The Company's objectives in using interest rate derivatives are to attempt to stabilize interest expense where possible and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value at December 31,
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2022	2021
4/7/16	4/1/23	$18,637	LIBOR	1.303%	$152	(175)
12/1/16	11/1/23	31,131	SOFR	1.490%	883	(412)
9/17/19	3/17/25	24,000	SOFR	1.443%	1,443	(364)
6/2/17	6/2/27	35,446	SOFR	2.261%	2,158	(1,907)
12/20/19 (2)	12/19/26	24,365	LIBOR	1.750%	1,939	—
Total derivative financial instruments					$6,575	(2,858)
(1)
Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.
(2)
The Company assumed this interest rate swap which hedges debt also assumed with the purchase of Baederwood Shoppes in May 2022.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of December 31, 2022, does not have any derivatives that are not designated as hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income (loss) ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying Consolidated Financial Statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative				Location and Amount of Loss (Gain) Reclassified from AOCI into Income				Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Year ended December 31,				Year ended December 31,				Year ended December 31,
(in thousands)	2022	2021	2020		2022	2021	2020		2022	2021	2020
Interest rate swaps	$20,061	5,391	(19,187)	Interest expense, net	$833	4,141	8,790	Interest expense, net	$146,186	145,170	156,678
				Early extinguishment of debt (1)	$—	—	2,472	Early extinguishment of debt	$—	—	21,837
(1)
At December 31, 2020, based on intent to repay the Term Loan in January 2021, the Company recognized the Accumulated other comprehensive loss for the Term Loan swap in earnings within Early extinguishment of debt.

As of December 31, 2022, the Company expects approximately $5.4 million of accumulated comprehensive income on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

11.
Fair Value Measurements
(a)
Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximates their fair values, except for the following:

	December 31,
	2022		2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,726,754	3,333,378	$3,718,944	4,103,533

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of December 31, 2022 and 2021, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

(b)
Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment loss (income) in the accompanying Consolidated Statements of Operations, and includes unrealized losses of $8.0 million for the year ended December 31, 2022, and unrealized gains of $1.7 million and $3.0 million for the years ended December 31, 2021, and 2020, respectively.

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

December 31, 2022

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2022
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities	$40,089	40,089	—	—
Available-for-sale debt securities	14,492	—	14,492	—
Interest rate derivatives	6,575	—	6,575	—
Total	$61,156	40,089	21,067	—

	Fair Value Measurements as of December 31, 2021
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities	$49,513	49,513	—	—
Available-for-sale debt securities	15,599	—	15,599	—
Total	$65,112	49,513	15,599	—
Liabilities:
Interest rate derivatives	$(2,858)	—	(2,858)	—

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

During the year ended December 31, 2022, there were no real estate assets re-measured to estimated fair value on a nonrecurring basis. During the year ended December 31, 2021, the Company revalued two shopping centers to estimated fair value due to a change in expected hold period using a discounted cash flow model.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

12.
Equity and Capital

Common Stock of the Parent Company

Dividends Declared

On February 8, 2023, our Board of Directors declared a common stock dividend of $0.65 per share, payable on April 5,

2023, to shareholders of record as of March 15, 2023.

At the Market ("ATM") Program

Under the Parent Company's ATM equity offering program, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale.

During 2021, the Company entered into forward sale agreements under its ATM program to issue shares of its common stock which were issued and settled as follows:

•
1,332,142 shares were issued during 2021 at a weighted average offering price of $63.71 before any underwriting discounts and offerring expenses. The net proceeds received at settlement were approximately $82.5 million, after approximately $1.1 million underwriting discounts and offering expenses;
•
984,618 shares were issued during 2022 at a weighted average offering price of $65.78 before underwriting discounts and offering expenses. The net proceeds received at settlement were approximately $61.3 million, after approximately $3.5 million in underwriting discounts and offering expenses.

The proceeds were used to fund acquisitions. All shares are now settled under the forward sales agreements. No other sales occurred under the ATM program during 2022.

As of December 31, 2022, $350.4 million of common stock remained available for issuance under this ATM equity program.

Share Repurchase Program

On February 3, 2021, the Company’s Board authorized a common share repurchase program under which the Company could purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases or in privately negotiated transactions (referred to as the "Authorized Repurchase Program"). Any shares purchased, if not retired, were treated as treasury shares.

During the year ended December 31, 2022, the Company executed multiple trades to repurchase 1,294,201 common shares under the Authorized Repurchase Program for a total of $75.4 million at a weighted average price of $58.25 per share. All repurchased shares were retired on the respective settlement dates. At December 31, 2022, $174.6 million remained available under this Authorized Repurchase Program. This Authorized Repurchase Program expired on February 3, 2023.

On February 8, 2023, the Company's Board authorized a new common share repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases, and/or in privately negotiated transactions. The timing and price of share repurchases, if any, will be dependent upon market conditions and other factors. Any shares repurchased, if not retired, will be treated as treasury shares. This new authorization will expire on February 7, 2025, unless modified of earlier terminated by the Board.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

Common Units of the Operating Partnership

Common units of the operating partnership are issued or redeemed and retired for each of the shares of Parent Company common stock issued or repurchased and retired, as described above. During the year ended December 31, 2022, 18,613 Partnership Units were converted to Parent Company common stock.

General Partners

The Parent Company, as general partner, owned the following Partnership Units outstanding:

	December 31,
(in thousands)	2022	2021
Partnership units owned by the general partner	171,125	171,213
Partnership units owned by the limited partners	741	760
Total partnership units outstanding	171,866	171,973
Percentage of partnership units owned by the general partner	99.6%	99.6%

13.
Stock-Based Compensation

The Company recorded stock-based compensation in General and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below:

	Year ended December 31,
(in thousands)	2022	2021	2020
Restricted stock (1)	$16,667	12,651	14,248
Directors' fees paid in common stock and other employee stock grants	589	530	452
Capitalized stock-based compensation	(735)	(666)	(1,119)
Stock-based compensation, net of capitalization	$16,521	12,515	13,581
(1)
Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.

The Company established its Omnibus Incentive Plan (the "Plan") under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of the Parent Company's common stock or stock options. As of December 31, 2022, there were 4.1 million shares available for grant under the Plan.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

The following table summarizes non-vested restricted stock activity:

	Year ended December 31, 2022
	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested as of December 31, 2021	691,862
Time-based awards granted (1) (4)	148,048		$71.36
Performance-based awards granted (2) (4)	15,674		$71.68
Market-based awards granted (3) (4)	112,759		$74.98
Change in market-based awards earned for performance (3)	5,153		$71.58
Vested (5)	(250,491)		$71.05
Forfeited	(11,306)		$62.65
Non-vested as of December 31, 2022 (6)	711,699	$44,481
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

	Year ended December 31,
	2022	2021	2020
Volatility	43.10%	42.60%	18.50%
Risk free interest rate	1.39%	0.18%	1.30%
(4)
The weighted-average grant price for restricted stock granted during the years is summarized below:

	Year ended December 31,
	2022	2021	2020
Weighted-average grant price for restricted stock	$72.86	$46.55	$64.14

(5)
The total intrinsic value of restricted stock vested during the years is summarized below (in thousands):

	Year ended December 31,
	2022	2021	2020
Intrinsic value of restricted stock vested	$17,797	$10,939	$14,423
(6)
As of December 31, 2022, there was $16.6 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years. The Company issues new restricted stock from its authorized shares available at the date of grant.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

14.
Saving and Retirement Plans

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees and permits participants to defer eligible compensation up to the maximum allowable amount determined by the IRS. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $5,000 of their eligible compensation, is fully vested and funded as of December 31, 2022. Additionally, an annual profit sharing contribution may be made, which are fully vested after three years in service. Costs for Company contributions to the plan totaled $4.4 million, $4.1 million, and $3.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

	Year ended December 31,
(in thousands)	2022	2021	Location in Consolidated Balance Sheets
Assets:
Securities	$36,163	44,464	Other assets
Liabilities:
Deferred compensation obligation	$36,085	44,388	Accounts payable and other liabilities

Realized and unrealized gains and losses on securities held in the NQDCP are recognized within Net investment loss (income) in the accompanying Consolidated Statements of Operations. Changes in participant obligations, which is based on changes in the value of their investment elections, is recognized within General and administrative expenses within the accompanying Consolidated Statements of Operations.

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

15.
Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands, except per share data)	2022	2021	2020
Numerator:
Income attributable to common stockholders - basic	$482,865	361,411	44,889
Income attributable to common stockholders - diluted	$482,865	361,411	44,889
Denominator:
Weighted average common shares outstanding for basic EPS	171,404	170,236	169,231
Weighted average common shares outstanding for diluted EPS (1) (2)	171,791	170,694	169,460
Income per common share – basic	$2.82	2.12	0.27
Income per common share – diluted	$2.81	2.12	0.26
(1)
Includes the dilutive impact of unvested restricted stock.
(2)
Using the treasury stock method, weighted average common shares outstanding for basic and diluted earnings per share exclude 1.0 million shares issuable under the forward ATM equity offering outstanding during 2021 as they would be anti-dilutive.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and exchangeable Operating Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average exchangeable Operating Partnership units outstanding for the years ended December 31, 2022, 2021, and 2020, were 748,336, 761,955, and 765,046, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit:

	Year ended December 31,
(in thousands, except per share data)	2022	2021	2020
Numerator:
Income attributable to common unit holders - basic	$484,970	363,026	45,092
Income attributable to common unit holders - diluted	$484,970	363,026	45,092
Denominator:
Weighted average common units outstanding for basic EPU	172,152	170,998	169,997
Weighted average common units outstanding for diluted EPU (1) (2)	172,540	171,456	170,225
Income per common unit – basic	$2.82	2.12	0.27
Income per common unit – diluted	$2.81	2.12	0.26
(1)
Includes the dilutive impact of unvested restricted stock.
(2)
Using the treasury stock method, weighted average common shares outstanding for basic and diluted earnings per share exclude 1.0 million shares issuable under the forward ATM equity offering outstanding during 2021 as they would be anti-dilutive.
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

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance program and to facilitate the construction of development projects. As of December 31, 2022 and 2021, the Company had $9.4 million in letters of credit outstanding.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
101 7th Avenue	$48,340	34,895	(57,260)	15,378	10,597	25,975	(1,550)	24,425	—
1175 Third Avenue	40,560	25,617	33	40,560	25,650	66,210	(4,361)	61,849	—
1225-1239 Second Ave	23,033	17,173	(33)	23,033	17,140	40,173	(3,112)	37,061	—
200 Potrero	4,860	2,251	135	4,860	2,386	7,246	(450)	6,796	—
22 Crescent Road	2,198	272	(318)	2,152	—	2,152	—	2,152	—
4S Commons Town Center	30,760	35,830	1,743	30,812	37,521	68,333	(29,841)	38,492	(80,812)
6401 Roosevelt	2,685	934	193	2,685	1,127	3,812	(88)	3,724	—
90 - 30 Metropolitan Avenue	16,614	24,171	271	16,614	24,442	41,056	(4,272)	36,784	—
91 Danbury Road	732	851	46	732	897	1,629	(205)	1,424	—
Alafaya Village	3,004	5,852	215	3,004	6,067	9,071	(1,188)	7,883	—
Alden Bridge	17,014	21,958	597	17,014	22,555	39,569	(1,436)	38,133	(26,000)
Amerige Heights Town Center	10,109	11,288	1,211	10,109	12,499	22,608	(6,361)	16,247	—
Anastasia Plaza	9,065	—	1,025	3,338	6,752	10,090	(3,587)	6,503	—
Apple Valley Square	5,438	21,328	(56)	5,382	21,328	26,710	(1,196)	25,514	—
Ashford Place	2,584	9,865	1,126	2,584	10,991	13,575	(9,016)	4,559	—
Atlantic Village	4,282	18,827	2,093	4,868	20,334	25,202	(5,198)	20,004	—
Aventura Shopping Center	2,751	10,459	11,129	9,486	14,853	24,339	(4,497)	19,842	—
Aventura Square	88,098	20,771	1,799	89,657	21,011	110,668	(4,541)	106,127	(2,340)
Baederwood Shopping Center	12,016	33,556	323	12,016	33,879	45,895	(859)	45,036	(24,365)
Balboa Mesa Shopping Center	23,074	33,838	14,057	27,758	43,211	70,969	(19,638)	51,331	—
Banco Popular Building	2,160	1,137	(1,294)	2,003	—	2,003	—	2,003	—
Belleview Square	8,132	9,756	3,942	8,323	13,507	21,830	(10,116)	11,714	—
Belmont Chase	13,881	17,193	(368)	14,372	16,334	30,706	(8,092)	22,614	—
Berkshire Commons	2,295	9,551	2,957	2,965	11,838	14,803	(9,463)	5,340	—
Bethany Park Place	4,832	12,405	166	4,832	12,571	17,403	(835)	16,568	(10,200)
Bird 107 Plaza	10,371	5,136	56	10,371	5,192	15,563	(1,241)	14,322	—
Bird Ludlam	42,663	38,481	935	42,663	39,416	82,079	(8,188)	73,891	—
Black Rock	22,251	20,815	497	22,251	21,312	43,563	(6,766)	36,797	(18,637)
Blakeney Town Center (fka Blakeney Shopping Center)	82,411	89,165	1,431	82,411	90,596	173,007	(4,278)	168,729	—
Bloomingdale Square	3,940	14,912	22,981	8,639	33,194	41,833	(12,435)	29,398	—
Blossom Valley	31,988	5,850	767	31,988	6,617	38,605	(515)	38,090	(22,300)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

Boca Village Square	43,888	9,726	274	43,888	10,000	53,888	(2,903)	50,985	—
Boulevard Center	3,659	10,787	3,001	3,659	13,788	17,447	(9,205)	8,242	—
Boynton Lakes Plaza	2,628	11,236	5,203	3,606	15,461	19,067	(9,494)	9,573	—
Boynton Plaza	12,879	20,713	280	12,879	20,993	33,872	(4,581)	29,291	—
Brentwood Plaza	2,788	3,473	357	2,788	3,830	6,618	(1,897)	4,721	—
Briarcliff La Vista	694	3,292	600	694	3,892	4,586	(3,407)	1,179	—
Briarcliff Village	4,597	24,836	5,750	5,519	29,664	35,183	(21,385)	13,798	—
Brick Walk	25,299	41,995	2,071	25,299	44,066	69,365	(12,220)	57,145	(31,131)
BridgeMill Market	7,521	13,306	969	7,522	14,274	21,796	(3,693)	18,103	—
Bridgeton	3,033	8,137	621	3,067	8,724	11,791	(3,743)	8,048	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Brighten Park	3,983	18,687	11,395	4,234	29,831	34,065	(21,759)	12,306	—
Broadway Plaza	40,723	42,170	2,100	40,723	44,270	84,993	(9,024)	75,969	—
Brooklyn Station on Riverside	7,019	8,688	283	6,998	8,992	15,990	(3,053)	12,937	—
Brookside Plaza	35,161	17,494	6,104	36,163	22,596	58,759	(6,220)	52,539	—
Buckhead Court	1,417	7,432	4,422	1,417	11,854	13,271	(9,809)	3,462	—
Buckhead Landing	45,502	16,642	103	45,502	16,745	62,247	(6,221)	56,026	—
Buckhead Station	70,411	36,518	2,094	70,448	38,575	109,023	(10,036)	98,987	—
Buckley Square	2,970	5,978	1,402	2,970	7,380	10,350	(4,999)	5,351	—
Caligo Crossing	2,459	4,897	148	2,546	4,958	7,504	(3,993)	3,511	—
Cambridge Square	774	4,347	605	774	4,952	5,726	(3,437)	2,289	—
Carmel Commons	2,466	12,548	5,206	3,422	16,798	20,220	(11,975)	8,245	—
Carriage Gate	833	4,974	3,224	1,302	7,729	9,031	(7,203)	1,828	—
Carytown Exchange	23,720	19,270	(53)	23,721	19,216	42,937	(2,641)	40,296	—
Cashmere Corners	3,187	9,397	647	3,187	10,044	13,231	(2,638)	10,593	—
Cedar Commons	4,704	16,748	54	4,704	16,802	21,506	(728)	20,778	—
Centerplace of Greeley III	6,661	11,502	1,295	5,694	13,764	19,458	(7,161)	12,297	—
Charlotte Square	1,141	6,845	1,008	1,141	7,853	8,994	(2,308)	6,686	—
Chasewood Plaza	4,612	20,829	5,603	6,886	24,158	31,044	(20,840)	10,204	—
Chastain Square	30,074	12,644	2,307	30,074	14,951	45,025	(4,491)	40,534	—
Cherry Grove	3,533	15,862	5,080	3,533	20,942	24,475	(13,651)	10,824	—
Chimney Rock	23,623	48,200	440	23,623	48,640	72,263	(15,623)	56,640	—
Circle Center West	22,930	9,028	183	22,930	9,211	32,141	(2,140)	30,001	—
Circle Marina Center	29,303	18,437	153	29,303	18,590	47,893	(2,210)	45,683	(24,000)
CityLine Market	12,208	15,839	341	12,306	16,082	28,388	(5,640)	22,748	—
CityLine Market Phase II	2,744	3,081	104	2,744	3,185	5,929	(997)	4,932	—
Clayton Valley Shopping Center	24,189	35,422	2,248	24,538	37,321	61,859	(29,371)	32,488	—
Clocktower Plaza Shopping Ctr	49,630	19,624	702	49,630	20,326	69,956	(4,310)	65,646	—
Clybourn Commons	15,056	5,594	496	15,056	6,090	21,146	(2,008)	19,138	—
Cochran's Crossing	13,154	12,315	2,549	13,154	14,864	28,018	(11,607)	16,411	—
Compo Acres Shopping Center	28,627	10,395	874	28,627	11,269	39,896	(2,312)	37,584	—
Concord Shopping Plaza	30,819	36,506	1,616	31,272	37,669	68,941	(7,356)	61,585	—
Copps Hill Plaza	29,515	40,673	2,411	29,514	43,085	72,599	(7,436)	65,163	(8,962)
Coral Reef Shopping Center	14,922	15,200	2,441	15,332	17,231	32,563	(3,981)	28,582	—
Corkscrew Village	8,407	8,004	851	8,407	8,855	17,262	(4,397)	12,865	—
Cornerstone Square	1,772	6,944	1,678	1,772	8,622	10,394	(6,862)	3,532	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

Corral Hollow	8,887	24,121	39	8,887	24,160	33,047	(706)	32,341	—
Corvallis Market Center	6,674	12,244	472	6,696	12,694	19,390	(7,892)	11,498	—
Country Walk Plaza	18,713	20,373	194	18,713	20,567	39,280	(2,143)	37,137	(16,000)
Countryside Shops	17,982	35,574	13,718	23,175	44,099	67,274	(12,190)	55,084	—
Courtyard Shopping Center	5,867	4	3	5,867	7	5,874	(3)	5,871	—
Culver Center	108,841	32,308	2,329	108,841	34,637	143,478	(7,932)	135,546	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Danbury Green	30,303	19,255	1,038	30,303	20,293	50,596	(4,172)	46,424	—
Dardenne Crossing	4,194	4,005	727	4,343	4,583	8,926	(2,563)	6,363	—
Darinor Plaza	693	32,140	1,236	711	33,358	34,069	(7,099)	26,970	—
Diablo Plaza	5,300	8,181	2,499	5,300	10,680	15,980	(6,750)	9,230	—
Dunwoody Hall	15,145	12,110	189	15,145	12,299	27,444	(700)	26,744	(13,800)
Dunwoody Village	3,342	15,934	6,409	3,342	22,343	25,685	(17,574)	8,111	—
East Meadow	12,325	21,378	91	12,267	21,527	33,794	(946)	32,848	—
East Meadow Plaza	13,135	25,070	(29)	13,135	25,041	38,176	(380)	37,796	—
East Pointe	1,730	7,189	2,607	1,941	9,585	11,526	(7,081)	4,445	—
East San Marco	4,517	13,528	—	4,517	13,528	18,045	(357)	17,688	—
Eastport	2,985	5,649	(32)	2,925	5,677	8,602	(282)	8,320	—
El Camino Shopping Center	7,600	11,538	15,334	10,328	24,144	34,472	(12,157)	22,315	—
El Cerrito Plaza	11,025	27,371	3,570	11,025	30,941	41,966	(14,632)	27,334	—
El Norte Pkwy Plaza	2,834	7,370	3,000	3,263	9,941	13,204	(6,644)	6,560	—
Encina Grande	5,040	11,572	20,175	10,518	26,269	36,787	(16,314)	20,473	—
Fairfield Center	6,731	29,420	1,550	6,731	30,970	37,701	(8,265)	29,436	—
Falcon Marketplace	1,340	4,168	487	1,246	4,749	5,995	(3,136)	2,859	—
Fellsway Plaza	30,712	7,327	9,963	34,923	13,079	48,002	(8,109)	39,893	(35,446)
Fenton Marketplace	2,298	8,510	(7,934)	512	2,362	2,874	(1,336)	1,538	—
Fleming Island	3,077	11,587	3,380	3,111	14,933	18,044	(9,610)	8,434	—
Fountain Square	29,722	29,041	(183)	29,784	28,796	58,580	(12,810)	45,770	—
French Valley Village Center	11,924	16,856	554	11,822	17,512	29,334	(15,494)	13,840	—
Friars Mission Center	6,660	28,021	2,541	6,660	30,562	37,222	(18,551)	18,671	—
Gardens Square	2,136	8,273	769	2,136	9,042	11,178	(5,974)	5,204	—
Gateway Shopping Center	52,665	7,134	12,097	55,087	16,809	71,896	(19,483)	52,413	—
Gelson's Westlake Market Plaza	3,157	11,153	5,942	4,654	15,598	20,252	(9,632)	10,620	—
Glen Oak Plaza	4,103	12,951	1,564	4,124	14,494	18,618	(5,568)	13,050	—
Glengary Shoppes	9,120	11,541	1,010	9,120	12,551	21,671	(3,076)	18,595	—
Glenwood Village	1,194	5,381	428	1,194	5,809	7,003	(4,906)	2,097	—
Golden Hills Plaza	12,699	18,482	3,718	11,521	23,378	34,899	(12,797)	22,102	—
Grand Ridge Plaza	24,208	61,033	5,886	24,918	66,209	91,127	(29,671)	61,456	—
Greenwood Shopping Centre	7,777	24,829	975	7,777	25,804	33,581	(5,936)	27,645	—
Hammocks Town Center	28,764	25,113	1,337	28,764	26,450	55,214	(6,132)	49,082	—
Hancock	8,232	28,260	(12,901)	4,692	18,899	23,591	(11,890)	11,701	—
Harpeth Village Fieldstone	2,284	9,443	807	2,284	10,250	12,534	(6,472)	6,062	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

Hasley Canyon Village	17,630	8,231	16	17,630	8,247	25,877	(540)	25,337	(16,000)
Heritage Plaza	12,390	26,097	14,665	12,215	40,937	53,152	(21,674)	31,478	—
Hershey	7	808	11	7	819	826	(567)	259	—
Hewlett Crossing I & II	11,850	18,205	821	11,850	19,026	30,876	(3,166)	27,710	(8,879)
Hibernia Pavilion	4,929	5,065	239	4,929	5,304	10,233	(4,242)	5,991	—
Hillcrest Village	1,600	1,909	51	1,600	1,960	3,560	(1,196)	2,364	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Hilltop Village	2,995	4,581	4,354	3,104	8,826	11,930	(4,705)	7,225	—
Hinsdale Lake Commons (fka Hinsdale)	5,734	16,709	11,805	8,343	25,905	34,248	(17,075)	17,173	—
Holly Park	8,975	23,799	2,274	8,828	26,220	35,048	(8,282)	26,766	—
Howell Mill Village	5,157	14,279	7,444	9,610	17,270	26,880	(8,580)	18,300	—
Hyde Park	9,809	39,905	7,299	9,809	47,204	57,013	(30,450)	26,563	—
Indian Springs Center	24,974	25,903	1,143	25,050	26,970	52,020	(8,011)	44,009	—
Indigo Square	8,087	9,849	(4)	8,087	9,845	17,932	(2,336)	15,596	—
Inglewood Plaza	1,300	2,159	946	1,300	3,105	4,405	(1,928)	2,477	—
Island Village	12,354	23,660	171	12,361	23,824	36,185	(724)	35,461	—
Keller Town Center	2,294	12,841	816	2,404	13,547	15,951	(7,842)	8,109	—
Kirkman Shoppes	9,364	26,243	693	9,367	26,933	36,300	(5,742)	30,558	—
Kirkwood Commons	6,772	16,224	1,384	6,802	17,578	24,380	(6,661)	17,719	—
Klahanie Shopping Center	14,451	20,089	408	14,451	20,497	34,948	(4,608)	30,340	—
Kroger New Albany Center	3,844	6,599	1,392	3,844	7,991	11,835	(6,528)	5,307	—
Lake Mary Centre	24,036	57,476	2,507	24,036	59,983	84,019	(14,241)	69,778	—
Lake Pine Plaza	2,008	7,632	1,137	2,029	8,748	10,777	(5,546)	5,231	—
Lebanon/Legacy Center	3,913	7,874	1,179	3,913	9,053	12,966	(6,923)	6,043	—
Littleton Square	2,030	8,859	(3,527)	2,433	4,929	7,362	(3,197)	4,165	—
Lloyd King Center	1,779	10,060	1,651	1,779	11,711	13,490	(7,454)	6,036	—
Lower Nazareth Commons	15,992	12,964	4,099	16,343	16,712	33,055	(13,077)	19,978	—
Mandarin Landing	7,913	27,230	671	7,913	27,901	35,814	(7,095)	28,719	—
Market at Colonnade Center	6,455	9,839	184	6,160	10,318	16,478	(5,678)	10,800	—
Market at Preston Forest	4,400	11,445	1,867	4,400	13,312	17,712	(8,446)	9,266	—
Market at Round Rock	2,000	9,676	8,650	1,996	18,330	20,326	(11,494)	8,832	—
Market at Springwoods Village	12,592	12,781	76	12,592	12,857	25,449	(4,302)	21,147	(4,250)
Marketplace at Briargate	1,706	4,885	347	1,727	5,211	6,938	(3,406)	3,532	—
Mellody Farm	35,628	66,847	(458)	35,628	66,389	102,017	(14,087)	87,930	—
Melrose Market	4,451	10,807	(74)	4,451	10,733	15,184	(1,818)	13,366	—
Millhopper Shopping Center	1,073	5,358	5,920	1,901	10,450	12,351	(8,007)	4,344	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

Mockingbird Commons	3,000	10,728	3,026	3,000	13,754	16,754	(8,214)	8,540	—
Monument Jackson Creek	2,999	6,765	1,321	2,999	8,086	11,085	(6,426)	4,659	—
Morningside Plaza	4,300	13,951	969	4,300	14,920	19,220	(9,276)	9,944	—
Murrayhill Marketplace	2,670	18,401	14,396	2,903	32,564	35,467	(18,563)	16,904	—
Naples Walk	18,173	13,554	2,264	18,173	15,818	33,991	(8,109)	25,882	—
Newberry Square	2,412	10,150	1,338	2,412	11,488	13,900	(9,815)	4,085	—
Newland Center	12,500	10,697	8,721	16,276	15,642	31,918	(11,114)	20,804	—
Nocatee Town Center	10,124	8,691	8,629	11,045	16,399	27,444	(9,765)	17,679	—
North Hills	4,900	19,774	4,342	4,900	24,116	29,016	(14,104)	14,912	—
Northgate Marketplace	5,668	13,727	(51)	4,995	14,349	19,344	(7,629)	11,715	—
Northgate Marketplace Ph II	12,189	30,171	133	12,189	30,304	42,493	(9,159)	33,334	—
Northgate Plaza (Maxtown Road)	1,769	6,652	4,973	2,840	10,554	13,394	(6,739)	6,655	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Northgate Square	5,011	8,692	1,126	5,011	9,818	14,829	(5,269)	9,560	—
Northlake Village	2,662	11,284	5,433	2,662	16,717	19,379	(6,970)	12,409	—
Oakshade Town Center	6,591	28,966	915	6,591	29,881	36,472	(12,266)	24,206	(4,869)
Oakbrook Plaza	4,000	6,668	6,038	4,766	11,940	16,706	(6,362)	10,344	—
Oakleaf Commons	3,503	11,671	1,811	3,190	13,795	16,985	(8,550)	8,435	—
Ocala Corners	1,816	10,515	611	1,816	11,126	12,942	(5,686)	7,256	—
Old St Augustine Plaza	2,368	11,405	13,513	3,455	23,831	27,286	(11,850)	15,436	—
Pablo Plaza	11,894	21,407	11,347	14,135	30,513	44,648	(7,846)	36,802	—
Paces Ferry Plaza	2,812	12,639	20,927	13,803	22,575	36,378	(13,670)	22,708	—
Panther Creek	14,414	14,748	6,002	15,212	19,952	35,164	(15,633)	19,531	—
Pavillion	15,626	22,124	1,079	15,626	23,203	38,829	(5,971)	32,858	—
Peartree Village	5,197	19,746	890	5,197	20,636	25,833	(14,605)	11,228	—
Persimmon Place	25,975	38,114	623	26,692	38,020	64,712	(15,824)	48,888	—
Pike Creek	5,153	20,652	7,238	5,850	27,193	33,043	(15,288)	17,755	—
Pine Island	21,086	28,123	3,778	21,086	31,901	52,987	(8,835)	44,152	—
Pine Lake Village	6,300	10,991	1,835	6,300	12,826	19,126	(7,989)	11,137	—
Pine Ridge Square	13,951	23,147	1,129	13,951	24,276	38,227	(5,550)	32,677	—
Pine Tree Plaza	668	6,220	980	668	7,200	7,868	(4,385)	3,483	—
Pinecrest Place	4,193	13,275	(189)	3,992	13,287	17,279	(2,943)	14,336	—
Plaza Escuela	24,829	104,395	3,446	24,829	107,841	132,670	(17,147)	115,523	—
Plaza Hermosa	4,200	10,109	3,610	4,202	13,717	17,919	(8,598)	9,321	—
Point 50	15,239	11,367	328	14,628	12,306	26,934	(1,468)	25,466	—
Point Royale Shopping Center	18,201	14,889	6,614	19,386	20,318	39,704	(6,474)	33,230	—
Post Road Plaza	15,240	5,196	176	15,240	5,372	20,612	(1,204)	19,408	—
Potrero Center	133,422	116,758	(88,642)	85,205	76,333	161,538	(13,169)	148,369	—
Powell Street Plaza	8,248	30,716	3,728	8,248	34,444	42,692	(18,905)	23,787	—
Powers Ferry Square	3,687	17,965	10,011	5,758	25,905	31,663	(21,120)	10,543	—
Powers Ferry Village	1,191	4,672	501	1,191	5,173	6,364	(4,206)	2,158	—
Prairie City Crossing	4,164	13,032	504	4,164	13,536	17,700	(7,411)	10,289	—
Preston Oaks	763	30,438	(899)	1,505	28,797	30,302	(4,255)	26,047	—
Prestonbrook	7,069	8,622	1,181	7,069	9,803	16,872	(7,867)	9,005	—
Prosperity Centre	11,682	26,215	765	11,681	26,981	38,662	(5,582)	33,080	—
Ralphs Circle Center	20,939	6,317	147	20,939	6,464	27,403	(1,784)	25,619	—
Red Bank Village	10,336	9,500	1,192	9,755	11,273	21,028	(4,539)	16,489	—
Regency Commons	3,917	3,616	347	3,917	3,963	7,880	(2,947)	4,933	—
Regency Square	4,770	25,191	6,581	5,060	31,482	36,542	(26,489)	10,053	—
Rivertowns Square	15,505	52,505	3,201	16,853	54,358	71,211	(8,303)	62,908	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

Rona Plaza	1,500	4,917	331	1,500	5,248	6,748	(3,501)	3,247	—
Roosevelt Square	40,371	32,108	7,523	40,382	39,620	80,002	(5,539)	74,463	—
Russell Ridge	2,234	6,903	1,503	2,234	8,406	10,640	(6,019)	4,621	—
Ryanwood Square	10,581	10,044	332	10,581	10,376	20,957	(3,013)	17,944	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Sammamish-Highlands	9,300	8,075	8,756	9,592	16,539	26,131	(11,463)	14,668	—
San Carlos Marketplace	36,006	57,886	416	36,006	58,302	94,308	(10,008)	84,300	—
San Leandro Plaza	1,300	8,226	975	1,300	9,201	10,501	(5,666)	4,835	—
Sandy Springs	6,889	28,056	4,352	6,889	32,408	39,297	(11,213)	28,084	—
Sawgrass Promenade	10,846	12,525	666	10,846	13,191	24,037	(3,334)	20,703	—
Scripps Ranch Marketplace	59,949	26,334	881	59,949	27,215	87,164	(5,065)	82,099	—
Serramonte Center	390,106	172,652	91,745	416,378	238,125	654,503	(64,161)	590,342	—
Shaw's at Plymouth	3,968	8,367	—	3,968	8,367	12,335	(2,118)	10,217	—
Sheridan Plaza	82,260	97,273	15,030	83,483	111,080	194,563	(21,348)	173,215	—
Sherwood Crossroads	2,731	6,360	969	2,454	7,606	10,060	(4,218)	5,842	—
Shiloh Springs	5,236	11,802	340	5,236	12,142	17,378	(857)	16,521	—
Shoppes @ 104	11,193	—	2,784	7,078	6,899	13,977	(3,783)	10,194	—
Shoppes at Homestead	5,420	9,450	2,250	5,420	11,700	17,120	(7,406)	9,714	—
Shoppes at Lago Mar	8,323	11,347	205	8,323	11,552	19,875	(2,952)	16,923	—
Shoppes at Sunlake Centre	16,643	15,091	3,049	17,247	17,536	34,783	(4,826)	29,957	—
Shoppes of Grande Oak	5,091	5,985	714	5,091	6,699	11,790	(5,849)	5,941	—
Shoppes of Jonathan's Landing	4,474	5,628	452	4,474	6,080	10,554	(1,464)	9,090	—
Shoppes of Oakbrook	20,538	42,992	336	20,538	43,328	63,866	(8,722)	55,144	(410)
Shoppes of Silver Lakes	17,529	21,829	1,203	17,529	23,032	40,561	(5,645)	34,916	—
Shoppes of Sunset	2,860	1,316	595	2,860	1,911	4,771	(375)	4,396	—
Shoppes of Sunset II	2,834	715	556	2,834	1,271	4,105	(296)	3,809	—
Shops at County Center	9,957	11,296	2,057	9,973	13,337	23,310	(11,645)	11,665	—
Shops at Erwin Mill	9,082	6,124	540	9,087	6,659	15,746	(3,940)	11,806	(10,000)
Shops at John's Creek	1,863	2,014	(84)	1,501	2,292	3,793	(1,617)	2,176	—
Shops at Mira Vista	11,691	9,026	299	11,691	9,325	21,016	(3,171)	17,845	(179)
Shops at Quail Creek	1,487	7,717	1,351	1,448	9,107	10,555	(4,799)	5,756	—
Shops at Saugus	19,201	17,984	375	18,811	18,749	37,560	(13,100)	24,460	—
Shops at Skylake	84,586	39,342	2,221	85,117	41,032	126,149	(10,755)	115,394	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

Shops at The Columbia	3,117	8,869	—	3,117	8,869	11,986	(293)	11,693	—
Shops on Main	17,020	27,055	16,180	18,534	41,721	60,255	(16,276)	43,979	—
Sope Creek Crossing	2,985	12,001	3,477	3,332	15,131	18,463	(10,243)	8,220	—
South Beach Regional	28,188	53,405	1,296	28,188	54,701	82,889	(12,254)	70,635	—
South Point	6,563	7,939	368	6,563	8,307	14,870	(2,063)	12,807	—
Southbury Green	26,661	34,325	6,603	29,743	37,846	67,589	(8,206)	59,383	—
Southcenter	1,300	12,750	2,300	1,300	15,050	16,350	(9,452)	6,898	—
Southpark at Cinco Ranch	18,395	11,306	7,482	21,438	15,745	37,183	(9,122)	28,061	—
SouthPoint Crossing	4,412	12,235	1,416	4,382	13,681	18,063	(8,443)	9,620	—
Starke	71	1,683	12	71	1,695	1,766	(943)	823	—
Star's at Cambridge	31,082	13,520	(1)	31,082	13,519	44,601	(2,925)	41,676	—
Star's at Quincy	27,003	9,425	1	27,003	9,426	36,429	(2,638)	33,791	—
Star's at West Roxbury	21,973	13,386	76	21,973	13,462	35,435	(2,884)	32,551	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
Sterling Ridge	12,846	12,162	1,546	12,846	13,708	26,554	(11,002)	15,552	—
Stroh Ranch	4,280	8,189	1,108	4,280	9,297	13,577	(7,277)	6,300	—
Suncoast Crossing	9,030	10,764	4,533	13,374	10,953	24,327	(9,079)	15,248	—
Talega Village Center	22,415	12,054	80	22,415	12,134	34,549	(2,539)	32,010	—
Tamarac Town Square	12,584	9,221	1,407	12,584	10,628	23,212	(2,738)	20,474	—
Tanasbourne Market	3,269	10,861	(294)	3,149	10,687	13,836	(6,776)	7,060	—
Tassajara Crossing	8,560	15,464	2,416	8,560	17,880	26,440	(10,680)	15,760	—
Tech Ridge Center	12,945	37,169	4,099	13,589	40,624	54,213	(18,146)	36,067	(715)
The Abbot	72,910	6,086	47,165	79,187	46,974	126,161	(867)	125,294	—
The Crossing Clarendon	154,932	126,328	34,127	157,814	157,573	315,387	(26,426)	288,961	—
The Field at Commonwealth	30,955	18,242	5	30,956	18,246	49,202	(7,338)	41,864	—
The Gallery at Westbury Plaza	108,653	216,771	3,903	108,653	220,674	329,327	(41,384)	287,943	—
The Hub Hillcrest Market	18,773	61,906	6,531	19,611	67,599	87,210	(20,874)	66,336	—
The Marketplace	10,927	36,052	957	10,927	37,009	47,936	(7,104)	40,832	—
The Plaza at St. Lucie West	1,718	6,204	26	1,718	6,230	7,948	(1,303)	6,645	—
The Point at Garden City Park	741	9,764	5,871	2,559	13,817	16,376	(4,474)	11,902	—
The Pruneyard	112,136	86,918	2,162	112,136	89,080	201,216	(11,275)	189,941	(2,200)
The Shops at Hampton Oaks	843	372	120	737	598	1,335	(183)	1,152	—
The Village at Hunter's Lake	9,735	12,923	16	9,735	12,939	22,674	(2,079)	20,595	—
The Village at Riverstone	17,179	13,013	(73)	17,179	12,940	30,119	(3,118)	27,001	—
Town and Country	4,664	5,207	22	4,664	5,229	9,893	(1,836)	8,057	—
Town Square	883	8,132	270	883	8,402	9,285	(5,386)	3,899	—
Treasure Coast Plaza	7,553	21,554	1,127	7,553	22,681	30,234	(5,120)	25,114	(1,166)
Tustin Legacy	13,829	23,922	(3)	13,828	23,920	37,748	(6,190)	31,558	—
Twin City Plaza	17,245	44,225	2,612	17,263	46,819	64,082	(21,174)	42,908	—
Twin Peaks	5,200	25,827	9,483	6,557	33,953	40,510	(17,764)	22,746	—
Unigold Shopping Center	5,490	5,144	6,637	5,561	11,710	17,271	(4,807)	12,464	—
University Commons	4,070	30,785	588	4,070	31,373	35,443	(9,142)	26,301	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

Valencia Crossroads	17,921	17,659	1,178	17,921	18,837	36,758	(17,231)	19,527	—
Valley Stream	13,297	16,241	573	13,887	16,224	30,111	(713)	29,398	—
Village at La Floresta	13,140	20,559	(303)	13,156	20,240	33,396	(7,629)	25,767	—
Village at Lee Airpark	11,099	12,975	3,532	11,803	15,803	27,606	(13,669)	13,937	—
Village Center	3,885	14,131	9,610	5,480	22,146	27,626	(12,613)	15,013	—
Von's Circle Center	49,037	22,618	895	49,037	23,513	72,550	(5,236)	67,314	(5,031)
Wading River	14,969	18,641	(260)	14,915	18,435	33,350	(718)	32,632	—
Walker Center	3,840	7,232	4,039	3,878	11,233	15,111	(8,273)	6,838	—
Walmart Norwalk	20,394	21,261	9	20,394	21,270	41,664	(5,443)	36,221	—
Waterstone Plaza	5,498	13,500	62	5,498	13,562	19,060	(3,040)	16,020	—
Welleby Plaza	1,496	7,787	2,140	1,496	9,927	11,423	(8,702)	2,721	—
Wellington Town Square	2,041	12,131	2,707	2,600	14,279	16,879	(7,451)	9,428	—
West Bird Plaza	12,934	18,594	331	15,386	16,473	31,859	(2,950)	28,909	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages
West Chester Plaza	1,857	7,572	678	1,857	8,250	10,107	(6,706)	3,401	—
West Lake Shopping Center	10,561	9,792	239	10,561	10,031	20,592	(2,773)	17,819	—
West Park Plaza	5,840	5,759	2,892	5,840	8,651	14,491	(5,236)	9,255	—
Westbard Square	127,859	21,514	(18,733)	117,732	12,908	130,640	(11,941)	118,699	—
Westbury Plaza	116,129	51,460	6,005	117,559	56,035	173,594	(12,517)	161,077	(88,000)
Westchase	5,302	8,273	1,127	5,302	9,400	14,702	(4,675)	10,027	—
Westchester Commons	3,366	11,751	11,062	4,894	21,285	26,179	(10,450)	15,729	—
Westlake Village Plaza and Center	7,043	27,195	30,533	17,620	47,151	64,771	(33,500)	31,271	—
Westport Plaza	9,035	7,455	(40)	9,035	7,415	16,450	(1,947)	14,503	(1,457)
Westport Row	43,597	16,428	6,349	45,260	21,114	66,374	(5,505)	60,869	—
Westwood Village	19,933	25,301	(1,626)	18,979	24,629	43,608	(17,551)	26,057	—
Willa Springs	13,322	15,314	177	13,322	15,491	28,813	(809)	28,004	(16,700)
Williamsburg at Dunwoody	7,435	3,721	974	7,444	4,686	12,130	(1,506)	10,624	—
Willow Festival	1,954	56,501	3,478	1,976	59,957	61,933	(21,751)	40,182	—
Willow Oaks	6,664	7,908	(343)	6,294	7,935	14,229	(3,518)	10,711	—
Willows Shopping Center	51,964	78,029	2,358	51,992	80,359	132,351	(15,214)	117,137	—
Woodcroft Shopping Center	1,419	6,284	1,617	1,421	7,899	9,320	(5,547)	3,773	—
Woodman Van Nuys	5,500	7,195	383	5,500	7,578	13,078	(4,628)	8,450	—
Woodmen Plaza	7,621	11,018	1,330	7,621	12,348	19,969	(12,043)	7,926	—
Woodside Central	3,500	9,288	691	3,489	9,990	13,479	(6,203)	7,276	—
Corporate Assets	—	—	1,325	—	1,325	1,325	(1,325)	—	—
Land held for future development	11,349	—	(4,615)	6,734	—	6,734	—	6,734	—
Construction in progress	—	—	133,433	—	133,433	133,433	—	133,433	—
	$5,041,114	5,911,477	905,473	5,087,104	6,770,960	11,858,064	(2,415,860)	9,442,204	(473,849)

(1)
See "Item 2 - Properties" of this Report, for geographic location and year each operating property was acquired.
(2)
The negative balance for costs capitalized subsequent to acquisition could include out-parcels sold, provision for loss recorded, and demolition of part of the property for redevelopment.

See accompanying report of independent registered public accounting firm.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(in thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets, which are up to 40 years. The aggregate cost for federal income tax purposes was approximately $9.7 billion at December 31, 2022.

The changes in total real estate assets for the years ended December 31, 2022, 2021, and 2020 are as follows:

(in thousands)	2022	2021	2020
Beginning balance	$11,495,581	11,101,858	11,095,294
Acquired properties and land	224,653	479,708	39,087
Developments and improvements	171,629	172,012	154,657
Disposal of building and tenant improvements	(29,523)	(10,898)	(35,034)
Sale of properties	(4,276)	(107,090)	(95,780)
Properties held for sale	—	(50,873)	(38,122)
Provision for impairment	—	(89,136)	(18,244)
Ending balance	$11,858,064	11,495,581	11,101,858

The changes in accumulated depreciation for the years ended December 31, 2022, 2021, and 2020 are as follows:

(in thousands)	2022	2021	2020
Beginning balance	$2,174,963	1,994,108	1,766,162
Depreciation expense	270,520	253,437	278,861
Disposal of building and tenant improvements	(29,523)	(10,898)	(35,034)
Sale of properties	(100)	(28,715)	(10,812)
Accumulated depreciation related to properties held for sale	—	(28,110)	(4,357)
Provision for impairment	—	(4,859)	(712)
Ending balance	$2,415,860	2,174,963	1,994,108

See accompanying report of independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures (Regency Centers Corporation)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Parent Company's management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Parent Company's chief executive officer and chief financial officer concluded that as of December 31, 2022, the Parent Company's disclosure controls and procedures were effective to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Parent Company in the reports it files or submits is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Parent Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Parent Company's management concluded that its internal control over financial reporting was effective as of December 31, 2022.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Report and, as part of their audit, has issued a report, included within "Item 8. Financial Statements and Supplementary Data" of this Report, on the effectiveness of the Parent Company's internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Controls and Procedures (Regency Centers, L.P.)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Operating Partnership's management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the chief executive officer and chief financial officer of its general partner concluded that, as of December 31, 2022, the Operating Partnership's disclosure controls and procedures were effective to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Operating Partnership in the reports it files or submits is accumulated and communicated to management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Operating Partnership's management concluded that its internal control over financial reporting was effective as of December 31, 2022.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Report and, as part of their audit, has issued a report, included within "Item 8. Financial Statements and Supplementary Data" of this Report, on the effectiveness of the Operating Partnership's internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2023 Annual Meeting of Stockholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Code of Ethics.

We have a code of ethics applicable to our Board of Directors, principal executive officers, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics may be found on our website at https://investors.regencycenters.com/corporate-governance/governance-overview. We will post a notice of any waiver from, or amendment to, any provision of our code of ethics on our website.

Item 11. Executive Compensation

Incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about securities that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

(as of December 31, 2022)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (3)
Equity compensation plans approved by security holders	—	$—	4,056,077
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	4,056,077
(1)
This column does not include 711,699 shares that may be issued pursuant to unvested restricted stock and performance share awards.
(2)
The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.
(3)
The Regency Centers Corporation Omnibus Incentive Plan, ("Omnibus Plan"), as approved by stockholders at our 2019 annual meeting, provides that an aggregate maximum of 5.6 million shares of our common stock are reserved for issuance under the Omnibus Plan.

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2023 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2023 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Financial Statements and Financial Statement Schedules:

Regency Centers Corporation and Regency Centers, L.P. 2022 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements within "Item 8. Financial Statements and Supplementary Data" of this Report.

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

		(iv)	Forward Master Confirmation, dated May 8, 2020, by and between Regency Centers Corporation and Bank of Montreal

		(v)	Forward Master Confirmation, dated May 8, 2020, by and between Regency Centers Corporation and Mizuho Markets Americas LLC

		(vi)	Forward Master Confirmation, dated May 8, 2020, by and between Regency Centers Corporation and Jefferies LLC

		(vii)	Forward Master Confirmation, dated May 8, 2020, by and between Regency Centers Corporation and The Bank of Nova Scotia

		(viii)	Forward Master Confirmation, dated May 8, 2020, by and between Regency Centers Corporation and The Toronto-Dominion Bank.

3.	Articles of Incorporation and Bylaws

	(a)	Restated Articles of Incorporation of Regency Centers Corporation (amendment is incorporated by reference to Exhibit 3.A to the Company’s Form 10-Q filed on August 8, 2017).

	(b)	Amended and Restated Bylaws of Regency Centers Corporation (amendment is incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 5, 2022).

	(c)	Fifth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. , (incorporated by reference to Exhibit 3(d) to the Company's Form 10-K filed on February 19, 2014).

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

	(c)	Assumption Agreement, dated as of March 1, 2017, by Regency Centers Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 1, 2017).

	(d)	Description of the Company’s Securities Registered under Section 12 of the Exchange Act. (incorporated by reference to Exhibit 4(e) to the Company’s Form 10-K filed on February 18, 2020).

10.	Material Contracts (~ indicates management contract or compensatory plan)

	~(a)	Amended and Restated Deferred Compensation Plan dated May 6, 2003 (incorporated by reference to Exhibit 10(k) to the Company's Form 10-K filed on March 12, 2004).

	~(b)	Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10(s) to the Company's Form 8-K filed on December 21, 2004).

	~(c)	First Amendment to Regency Centers Corporation 2005 Deferred Compensation Plan dated December 2005 (incorporated by reference to Exhibit 10(q)(i) to the Company's Form 10-K filed on March 10, 2006).

	~(d)	Second Amendment to the Regency Centers Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 14, 2011).

	~(e)	Third Amendment to the Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 14, 2011).

	~(f)	Regency Centers Corporation Amended and Restated Omnibus Incentive Plan (incorporated by reference to Appendix B to the Company's 2019 Annual Meeting Proxy Statement filed on March 21, 2019).

	~(g)	Form of Stock Rights Award Agreement - (incorporated by reference to Exhibit 10(g) to the Company's Form 10-K filed on February 17, 2022).

	~(h)	Form of Performance Stock Rights Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 6, 2022).

		~(i)	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10(c) to the Company's Form 10-K filed on March 10, 2006).

		~(j)	Form of 409A Amendment to Stock Option Agreement (incorporated by reference to Exhibit 10(c)(i) to the Company's Form 10-K filed on March 17, 2009).

~(k)

Form of Director/Officer Indemnification Agreement (filed as an Exhibit to Pre-effective Amendment No. 2 to the Company's registration statement on Form S-11 filed on October 5, 1993 (33-67258), and incorporated by reference).

~(l)

Form of Severance and Change of Control Agreement dated as of January 1, 2022, among Regency Centers Corporation, Regency Centers, L.P. and the executives listed below (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 6, 2022). The Severance and Change of Control Agreements listed below are substantially identical except for the identities of the parties and the amount of severance for each which are described in Item 5.02(e) of referenced 8-K.

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

~(m)

The following Severance and Change of Control Agreement dated as of January 1, 2022, among Regency Centers Corporation, Regency Centers, L.P. and the executives listed below. The Severance and Change of Control Agreements listed below are substantially identical except for the identities of the parties and the amount of severance.

			(i)	Severance and Change of Control Agreement dated as of January 1, 2022, by and between Regency Center Corporation, Regency Centers, L.P. and Alan T. Roth

			(ii)	Severance and Change of Control Agreement dated as of January 1, 2022, by and between Regency Center Corporation, Regency Centers, L.P. and Nicholas A. Wibbenmeyer

(n)

Fifth Amended and Restated Credit Agreement, dated as of February 9, 2021, by and among Regency Centers, L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and certain lender party thereto (incorporated by reference to Exhibit 4.1 to the Company’s 8-K filed on February 12, 2021).

			(i)	Fifth Amended and Restated Credit Agreement Conformed thru First Amendment dated as of January 12, 2023.

(o)

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

21.	Subsidiaries of Regency Centers Corporation

22.	Subsidiary Guarantors and Issuers of Guaranteed Securities

23.	Consent of Independent Accountants

	23.1	Consent of KPMG LLP for Regency Centers Corporation and Regency Centers, L.P.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.

	31.2	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.

	31.3	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.

	31.4	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.

32.	Section 1350 Certifications.

The certifications in this exhibit 32 are being furnished solely to accompany this Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any of the Company's filings under the Securities Act or the Exchange Act, whether made before or after the date hereof, except to the extent that the Company specifically incorporates it by reference.

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

February 17, 2023	REGENCY CENTERS CORPORATION

	By:	/s/ Lisa Palmer
Lisa Palmer, President and Chief Executive Officer

February 17, 2023	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Lisa Palmer
Lisa Palmer, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 17, 2023	/s/ Martin E. Stein, Jr.
Martin E. Stein. Jr., Executive Chairman of the Board

February 17, 2023	/s/ Lisa Palmer
Lisa Palmer, President, Chief Executive Officer, and Director

February 17, 2023	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

February 17, 2023	/s/ J. Christian Leavitt
J. Christian Leavitt, Senior Vice President and Treasurer (Principal Accounting Officer)

February 17, 2023	/s/ Bryce Blair
Bryce Blair, Director

February 17, 2023	/s/ C. Ronald Blankenship
C. Ronald Blankenship, Director

February 17, 2023	/s/ Kristin A. Campbell
Kristin A. Campbell, Director

February 17, 2023	/s/ Deirdre J. Evens
Deirdre J. Evens, Director

February 17, 2023	/s/ Thomas W. Furphy
Thomas W. Furphy, Director

February 17, 2023	/s/ Karin M. Klein
Karin M. Klein, Director

February 17, 2023	/s/ Peter Linneman
Peter Linneman, Director

February 17, 2023	/s/ David P. O'Connor
David P. O'Connor, Director

February 17, 2023	/s/ James H Simmons
James H. Simmons, Director

February 17, 2023	/s/ Thomas G. Wattles
Thomas G. Wattles, Director