Form 10-Q
period 2023-03-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2023-05-05
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Regency Centers Corporation Yes ☐ No ☒ Regency Centers, L.P. Yes ☐ No ☒

The number of shares outstanding of Regency Centers Corporation's common stock was 170,978,967 as of May 3, 2023.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this "Report") combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2023, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The terms "the Company," "Regency Centers," "Regency," "we," "our," and "us" as used in this Report mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a Real Estate Investment Trust ("REIT") and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units ("Units"). As of March 31, 2023, the Parent Company owned approximately 99.6% of the Units in the Operating Partnership. The remaining limited Units are owned by third party investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.

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

Shareholders' equity, partners' capital, and noncontrolling interests are the main areas of difference between the Consolidated Financial Statements of the Parent Company and those of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units. The limited partners' Units in the Operating Partnership owned by third parties are accounted for in partners' capital in the Operating Partnership's financial statements and outside of shareholders' equity in noncontrolling interests in the Parent Company's financial statements.

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

As general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have assets other than its investment in the Operating Partnership. Therefore, while shareholders' equity and partners' capital differ as discussed above, the assets and liabilities of the Parent Company and the Operating Partnership are the same on their respective financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

March 31, 2023 and December 31, 2022

(in thousands, except share data)

	2023	2022
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$11,886,697	11,858,064
Less: accumulated depreciation	2,484,960	2,415,860
Real estate assets, net	9,401,737	9,442,204
Investments in real estate partnerships	346,390	350,377
Net real estate investments	9,748,127	9,792,581
Cash, cash equivalents, and restricted cash, including $2,955 and $2,310 of restricted cash at March 31, 2023 and December 31, 2022, respectively	68,143	68,776
Tenant and other receivables	181,579	188,863
Deferred leasing costs, less accumulated amortization of $118,766 and $117,137 at March 31, 2023 and December 31, 2022, respectively	68,567	68,945
Acquired lease intangible assets, less accumulated amortization of $344,460 and $338,053 at March 31, 2023 and December 31, 2022, respectively	188,636	197,745
Right of use assets, net	273,702	275,513
Other assets	276,926	267,797
Total assets	$10,805,680	10,860,220
Liabilities and Equity
Liabilities:
Notes payable	$3,711,784	3,726,754
Unsecured credit facility	30,000	—
Accounts payable and other liabilities	289,297	317,259
Acquired lease intangible liabilities, less accumulated amortization of $199,840 and $193,315 at March 31, 2023 and December 31, 2022, respectively	346,939	354,204
Lease liabilities	212,582	213,722
Tenants' security, escrow deposits and prepaid rent	75,643	70,242
Total liabilities	4,666,245	4,682,181
Commitments and contingencies	—	—
Equity:
Shareholders' equity:
Common stock; $0.01 par value per share, 220,000,000 shares authorized; 170,958,422 and 171,124,593 shares issued at March 31, 2023 and December 31, 2022, respectively	1,710	1,711
Treasury stock at cost; 483,782 and 465,415 shares held at March 31, 2023 and December 31, 2022, respectively	(25,699)	(24,461)
Additional paid-in-capital	7,856,426	7,877,152
Accumulated other comprehensive income	3,927	7,560
Distributions in excess of net income	(1,779,043)	(1,764,977)
Total shareholders' equity	6,057,321	6,096,985
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $45,361 and $46,340 at March 31, 2023 and December 31, 2022, respectively	34,411	34,489
Limited partners' interests in consolidated partnerships	47,703	46,565
Total noncontrolling interests	82,114	81,054
Total equity	6,139,435	6,178,039
Total liabilities and equity	$10,805,680	10,860,220

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2023	2022
Revenues:
Lease income	$308,801	293,645
Other property income	3,138	3,104
Management, transaction, and other fees	6,038	6,684
Total revenues	317,977	303,433
Operating expenses:
Depreciation and amortization	82,707	77,842
Property operating expense	51,022	46,461
Real estate taxes	38,477	36,869
General and administrative	25,280	18,792
Other operating (income) expenses	(497)	2,173
Total operating expenses	196,989	182,137
Other expense (income):
Interest expense, net	36,393	36,738
Gain on sale of real estate, net of tax	(250)	(101,948)
Net investment (income) loss	(1,727)	2,494
Total other expense (income)	34,416	(62,716)
Income from operations before equity in income of investments in real estate partnerships	86,572	184,012
Equity in income of investments in real estate partnerships	11,916	12,804
Net income	98,488	196,816
Noncontrolling interests:
Exchangeable operating partnership units	(420)	(863)
Limited partners' interests in consolidated partnerships	(787)	(725)
Income attributable to noncontrolling interests	(1,207)	(1,588)
Net income attributable to common shareholders	$97,281	195,228

Income per common share - basic	$0.57	1.14
Income per common share - diluted	$0.57	1.14

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended March 31,
	2023	2022
Net income	$98,488	196,816
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(2,736)	8,968
Reclassification adjustment of derivative instruments included in net income	(1,492)	1,010
Unrealized gain (loss) on available-for-sale debt securities	192	(754)
Other comprehensive (loss) income	(4,036)	9,224
Comprehensive income	94,452	206,040
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,207	1,588
Other comprehensive (loss) income attributable to noncontrolling interests	(403)	761
Comprehensive income attributable to noncontrolling interests	804	2,349
Comprehensive income attributable to the Company	$93,648	203,691

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended March 31, 2023 and 2022

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$1,712	(22,758)	7,883,458	(10,227)	(1,814,814)	6,037,371	35,447	37,114	72,561	6,109,932
Net income	—	—	—	—	195,228	195,228	863	725	1,588	196,816
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	7,537	—	7,537	37	640	677	8,214
Amounts reclassified from accumulated other comprehensive income	—	—	—	926	—	926	4	80	84	1,010
Deferred compensation plan, net	—	(1,073)	1,073	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	4,206	—	—	4,208	—	—	—	4,208
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(6,091)	—	—	(6,091)	—	—	—	(6,091)
Common stock issued under dividend reinvestment plan	—	—	118	—	—	118	—	—	—	118
Distributions to partners	—	—	—	—	—	—	—	(1,070)	(1,070)	(1,070)
Cash dividends declared:
Common stock/unit ($0.625 per share)	—	—	—	—	(106,970)	(106,970)	(475)	—	(475)	(107,445)
Balance at March 31, 2022	$1,714	(23,831)	7,882,764	(1,764)	(1,726,556)	6,132,327	35,876	37,489	73,365	6,205,692

Balance at December 31, 2022	$1,711	(24,461)	7,877,152	7,560	(1,764,977)	6,096,985	34,489	46,565	81,054	6,178,039
Net income	—	—	—	—	97,281	97,281	420	787	1,207	98,488
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	(2,316)	—	(2,316)	(11)	(217)	(228)	(2,544)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(1,317)	—	(1,317)	(5)	(170)	(175)	(1,492)
Deferred compensation plan, net	—	(1,238)	1,238	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	4,817	—	—	4,819	—	—	—	4,819
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(6,920)	—	—	(6,920)	—	—	—	(6,920)
Common stock repurchased and retired	(3)	—	(20,003)	—	—	(20,006)	—	—	—	(20,006)
Common stock issued under dividend reinvestment plan	—	—	142	—	—	142	—	—	—	142
Contributions from partners	—	—	—	—	—	—	—	1,777	1,777	1,777
Distributions to partners	—	—	—	—	—	—	—	(1,039)	(1,039)	(1,039)
Cash dividends declared:
Common stock/unit ($0.650 per share)	—	—	—	—	(111,347)	(111,347)	(482)	—	(482)	(111,829)
Balance at March 31, 2023	$1,710	(25,699)	7,856,426	3,927	(1,779,043)	6,057,321	34,411	47,703	82,114	6,139,435

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2023 and 2022

(in thousands)

(unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$98,488	196,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,707	77,842
Amortization of deferred loan costs and debt premiums	1,490	1,379
(Accretion) and amortization of above and below market lease intangibles, net	(5,478)	(5,302)
Stock-based compensation, net of capitalization	4,810	4,164
Equity in income of investments in real estate partnerships	(11,916)	(12,804)
Gain on sale of real estate, net of tax	(250)	(101,948)
Distribution of earnings from investments in real estate partnerships	14,524	16,736
Deferred compensation expense (income)	1,448	(2,256)
Realized and unrealized (gain) loss on investments	(1,674)	2,533
Changes in assets and liabilities:
Tenant and other receivables	6,710	3,396
Deferred leasing costs	(672)	(2,014)
Other assets	(12,631)	(4,724)
Accounts payable and other liabilities	(20,858)	(29,387)
Tenants' security, escrow deposits and prepaid rent	5,401	(1,539)
Net cash provided by operating activities	162,099	142,892
Cash flows from investing activities:
Acquisition of operating real estate	—	(30,166)
Real estate development and capital improvements	(44,569)	(53,605)
Proceeds from sale of real estate and FF&E	3,603	124,924
Investments in real estate partnerships	(604)	(7,173)
Return of capital from investments in real estate partnerships	—	23,892
Dividends on investment securities	187	109
Acquisition of investment securities	(2,171)	(5,554)
Proceeds from sale of investment securities	4,504	5,927
Net cash (used in) provided by investing activities	(39,050)	58,354
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(7,066)	(6,246)
Common shares repurchased through share repurchase program	(20,006)	—
Proceeds from sale of treasury stock	2	63
Contributions from (distributions to) limited partners in consolidated partnerships, net	738	(1,070)
Distributions to exchangeable operating partnership unit holders	(482)	(475)
Dividends paid to common shareholders	(111,085)	(106,887)
Proceeds from unsecured credit facilities	115,000	40,000
Repayment of unsecured credit facilities	(85,000)	(40,000)
Proceeds from notes payable	15,500	—
Repayment of notes payable	(28,306)	—
Scheduled principal payments	(2,836)	(2,846)
Payment of loan costs	(141)	(82)
Net cash used in financing activities	(123,682)	(117,543)
Net (decrease) increase in cash and cash equivalents and restricted cash	(633)	83,703
Cash and cash equivalents and restricted cash at beginning of the period	68,776	95,027
Cash and cash equivalents and restricted cash at end of the period	$68,143	178,730

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2023 and 2022

(in thousands)

(unaudited)

	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,250 and $796 in 2023 and 2022, respectively)	$44,107	44,317
Cash paid for income taxes, net of refunds	$112	165
Supplemental disclosure of non-cash transactions:
Common stock and exchangeable operating partnership dividends declared but not paid	$111,829	107,445
Change in accrued capital expenditures	$10,596	11,603
Common stock issued under dividend reinvestment plan	$142	118
Stock-based compensation capitalized	$155	199
Common stock issued for dividend reinvestment in trust	$303	267
Contribution of stock awards into trust	$1,201	1,177
Distribution of stock held in trust	$265	329
Change in fair value of securities	$243	754

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

March 31, 2023 and December 31, 2022

(in thousands, except unit data)

	2023	2022
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$11,886,697	11,858,064
Less: accumulated depreciation	2,484,960	2,415,860
Real estate assets, net	9,401,737	9,442,204
Investments in real estate partnerships	346,390	350,377
Net real estate investments	9,748,127	9,792,581
Cash, cash equivalents, and restricted cash, including $2,955 and $2,310 of restricted cash at March 31, 2023 and December 31, 2022, respectively	68,143	68,776
Tenant and other receivables	181,579	188,863
Deferred leasing costs, less accumulated amortization of $118,766 and $117,137 at March 31, 2023 and December 31, 2022, respectively	68,567	68,945
Acquired lease intangible assets, less accumulated amortization of $344,460 and $338,053 at March 31, 2023 and December 31, 2022, respectively	188,636	197,745
Right of use assets, net	273,702	275,513
Other assets	276,926	267,797
Total assets	$10,805,680	10,860,220
Liabilities and Capital
Liabilities:
Notes payable	$3,711,784	3,726,754
Unsecured credit facility	30,000	—
Accounts payable and other liabilities	289,297	317,259
Acquired lease intangible liabilities, less accumulated amortization of $199,840 and $193,315 at March 31, 2023 and December 31, 2022, respectively	346,939	354,204
Lease liabilities	212,582	213,722
Tenants' security, escrow deposits and prepaid rent	75,643	70,242
Total liabilities	4,666,245	4,682,181
Commitments and contingencies	—	—
Capital:
Partners' capital:
General partner; 170,958,422 and 171,124,593 units outstanding at March 31, 2023 and December 31, 2022, respectively	6,053,394	6,089,425
Limited partners; 741,433 units outstanding at March 31, 2023 and December 31, 2022	34,411	34,489
Accumulated other comprehensive income	3,927	7,560
Total partners' capital	6,091,732	6,131,474
Noncontrolling interest: Limited partners' interests in consolidated partnerships	47,703	46,565
Total capital	6,139,435	6,178,039
Total liabilities and capital	$10,805,680	10,860,220

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended March 31,
	2023	2022
Revenues:
Lease income	$308,801	293,645
Other property income	3,138	3,104
Management, transaction, and other fees	6,038	6,684
Total revenues	317,977	303,433
Operating expenses:
Depreciation and amortization	82,707	77,842
Property operating expense	51,022	46,461
Real estate taxes	38,477	36,869
General and administrative	25,280	18,792
Other operating (income) expenses	(497)	2,173
Total operating expenses	196,989	182,137
Other expense (income):
Interest expense, net	36,393	36,738
Gain on sale of real estate, net of tax	(250)	(101,948)
Net investment (income) loss	(1,727)	2,494
Total other expense (income)	34,416	(62,716)
Income from operations before equity in income of investments in real estate partnerships	86,572	184,012
Equity in income of investments in real estate partnerships	11,916	12,804
Net income	98,488	196,816
Limited partners' interests in consolidated partnerships	(787)	(725)
Net income attributable to common unit holders	$97,701	196,091

Income per common share - basic	$0.57	1.14
Income per common share - diluted	$0.57	1.14

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended March 31,
	2023	2022
Net income	$98,488	196,816
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(2,736)	8,968
Reclassification adjustment of derivative instruments included in net income	(1,492)	1,010
Unrealized gain (loss) on available-for-sale debt securities	192	(754)
Other comprehensive (loss) income	(4,036)	9,224
Comprehensive income	94,452	206,040
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	787	725
Other comprehensive (loss) income attributable to noncontrolling interests	(387)	720
Comprehensive income attributable to noncontrolling interests	400	1,445
Comprehensive income attributable to the Partnership	$94,052	204,595

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended March 31, 2023 and 2022

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests in Limited Partners' Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2021	$6,047,598	35,447	(10,227)	6,072,818	37,114	6,109,932
Net income	195,228	863	—	196,091	725	196,816
Other comprehensive income
Other comprehensive income before reclassification	—	37	7,537	7,574	640	8,214
Amounts reclassified from accumulated other comprehensive loss	—	4	926	930	80	1,010
Distributions to partners	(106,970)	(475)	—	(107,445)	(1,070)	(108,515)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	4,208	—	—	4,208	—	4,208
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(5,973)	—	—	(5,973)	—	(5,973)
Balance at March 31, 2022	$6,134,091	35,876	(1,764)	6,168,203	37,489	6,205,692

Balance at December 31, 2022	$6,089,425	34,489	7,560	6,131,474	46,565	6,178,039
Net income	97,281	420	—	97,701	787	98,488
Other comprehensive loss
Other comprehensive loss before reclassification	—	(11)	(2,316)	(2,327)	(217)	(2,544)
Amounts reclassified from accumulated other comprehensive loss	—	(5)	(1,317)	(1,322)	(170)	(1,492)
Contributions from partners	—	—	—	—	1,777	1,777
Distributions to partners	(111,347)	(482)	—	(111,829)	(1,039)	(112,868)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	4,819	—	—	4,819	—	4,819
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(20,006)	—	—	(20,006)	—	(20,006)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(6,778)	—	—	(6,778)	—	(6,778)
Balance at March 31, 2023	$6,053,394	34,411	3,927	6,091,732	47,703	6,139,435

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2023 and 2022

(in thousands)

(unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$98,488	196,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,707	77,842
Amortization of deferred loan costs and debt premiums	1,490	1,379
(Accretion) and amortization of above and below market lease intangibles, net	(5,478)	(5,302)
Stock-based compensation, net of capitalization	4,810	4,164
Equity in income of investments in real estate partnerships	(11,916)	(12,804)
Gain on sale of real estate, net of tax	(250)	(101,948)
Distribution of earnings from investments in real estate partnerships	14,524	16,736
Deferred compensation expense (income)	1,448	(2,256)
Realized and unrealized (gain) loss on investments	(1,674)	2,533
Changes in assets and liabilities:
Tenant and other receivables	6,710	3,396
Deferred leasing costs	(672)	(2,014)
Other assets	(12,631)	(4,724)
Accounts payable and other liabilities	(20,858)	(29,387)
Tenants' security, escrow deposits and prepaid rent	5,401	(1,539)
Net cash provided by operating activities	162,099	142,892
Cash flows from investing activities:
Acquisition of operating real estate	—	(30,166)
Real estate development and capital improvements	(44,569)	(53,605)
Proceeds from sale of real estate and FF&E	3,603	124,924
Collection of notes receivable	—	—
Investments in real estate partnerships	(604)	(7,173)
Return of capital from investments in real estate partnerships	—	23,892
Dividends on investment securities	187	109
Acquisition of investment securities	(2,171)	(5,554)
Proceeds from sale of investment securities	4,504	5,927
Net cash (used in) provided by investing activities	(39,050)	58,354
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(7,066)	(6,246)
Common units repurchased through share repurchase program	(20,006)	—
Proceeds from sale of treasury stock	2	63
Contributions from (distributions to) limited partners in consolidated partnerships, net	738	(1,070)
Distributions to partners	(111,567)	(107,362)
Proceeds from unsecured credit facilities	115,000	40,000
Repayment of unsecured credit facilities	(85,000)	(40,000)
Proceeds from notes payable	15,500	—
Repayment of notes payable	(28,306)	—
Scheduled principal payments	(2,836)	(2,846)
Payment of loan costs	(141)	(82)
Net cash used in financing activities	(123,682)	(117,543)
Net (decrease) increase in cash and cash equivalents and restricted cash	(633)	83,703
Cash and cash equivalents and restricted cash at beginning of the period	68,776	95,027
Cash and cash equivalents and restricted cash at end of the period	$68,143	178,730

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2023 and 2022

(in thousands)

(unaudited)

	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,250 and $796 in 2023 and 2022, respectively)	$44,107	44,317
Cash paid for income taxes, net of refunds	$112	165
Supplemental disclosure of non-cash transactions:
Common stock and exchangeable operating partnership dividends declared but not paid	$111,829	107,445
Change in accrued capital expenditures	$10,596	11,603
Common stock issued by Parent Company for dividend reinvestment plan	$142	118
Stock-based compensation capitalized	$155	199
Common stock issued for dividend reinvestment in trust	$303	267
Contribution of stock awards into trust	$1,201	1,177
Distribution of stock held in trust	$265	329
Change in fair value of securities	$243	754

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2023

1.	Organization and Significant Accounting Policies

General

Regency Centers Corporation (the "Parent Company") began its operations as a REIT in 1993 and is the general partner of Regency Centers, L.P. (the "Operating Partnership"). The Parent Company primarily engages in the ownership, management, leasing, acquisition, development, and redevelopment of shopping centers through the Operating Partnership, and has no other assets other than through its investment in the Operating Partnership, and its only liabilities are $200 million of unsecured private placement notes, which are co-issued and guaranteed by the Operating Partnership. The Parent Company guarantees all of the unsecured debt of the Operating Partnership.

As of March 31, 2023, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 308 properties and held partial interests in an additional 96 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Risks and Uncertainties

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent continue to be significantly influenced by current economic challenges, which impact their cost of doing business, including but not limited to the impact of inflation, the cost and availability of labor, supply chain constraints, increasing energy prices and interest rates, and access to credit. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States of America ("U.S.", "USA" or "United States"). The policies implemented by the U.S. government to address these issues, including raising interest rates, could result in adverse impacts on the U.S. economy, including a slowing of growth and potentially a recession, thereby impacting consumer spending, tenants' businesses, and/or decreasing future demand for space in shopping centers. The potential impact of current economic challenges on the Company's financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties.

Consolidation

The Company consolidates properties that are wholly-owned and properties where it owns less than 100%, but has control over the activities most important to the overall success of the partnership. Control is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities ("VIEs") and voting interest entities.

Ownership of the Operating Partnership

The Operating Partnership's capital includes general and limited common Partnership Units. As of March 31, 2023, the Parent Company owned approximately 99.6% of the outstanding common Partnership Units of the Operating Partnership, with the remaining limited common Partnership Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). Each EOP unit is exchangeable for cash or one share of common stock of the Parent Company, at the discretion of the Parent Company, and the unit holder cannot require redemption in cash or other assets (i.e. registered shares of the Parent). The Parent Company has evaluated the conditions as specified under Accounting Standards Codification ("ASC") Topic 480, Distinguishing Liabilities from Equity, as it relates to EOP units outstanding and concluded that the Parent Company has the right to satisfy the redemption requirements of the units by delivering shares of unregistered common stock. Accordingly, the Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company's only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2023

Real Estate Partnerships

As of March 31, 2023, Regency had a partial ownership interest in 107 properties through partnerships, of which 11 are consolidated. Regency's partners include institutional investors and other real estate developers and/or operators (the "Partners" or "Limited Partners"). Regency has a variable interest in these entities through its equity interests, with Regency the primary beneficiary in certain of these real estate partnerships. As such, Regency consolidates the partnerships into its financial statements for which it is the primary beneficiary and reports the limited partners' interests as noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not control, but has significant influence, Regency recognizes its investment in them using the equity method of accounting.

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

The major classes of assets, liabilities, and non-controlling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Assets
Net real estate investments	$106,916	107,725
Cash, cash equivalents and restricted cash	2,487	2,420
Liabilities
Notes payable	3,695	4,188
Equity
Limited partners' interests in consolidated partnerships	24,337	24,364

Revenues and Other Receivables

Other property income includes parking fees and other incidental income from the properties and is generally recognized at the point in time that the performance obligation is met. Income within Management, transaction, and other fees on the Consolidated Statements of Operations is primarily from contracts with the Company's real estate partnerships. The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts are as follows:

		Three months ended March 31,
(in thousands)	Timing of satisfaction of performance obligations	2023	2022
Management, transaction, and other fees:
Property management services	Over time	$3,458	3,618
Asset management services	Over time	1,629	1,755
Leasing services	Point in time	718	996
Other transaction fees	Point in time	233	315
Total management, transaction, and other fees		$6,038	6,684

The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $16.8 million and $16.4 million, as of March 31, 2023 and December 31, 2022, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2023

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
Recently adopted:
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related to activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur.

The amendments in this update provide exceptions to the guidance in Topic 815 related to changes to the critical terms of a hedging relationship due to reference rate reform, which if criteria are met, provide such changes should not result in the dedesignation and redesignation of the hedging relationship.

March 2020 through March 31, 2023

The Company has elected to apply the hedge accounting expedients and exceptions related to changes to the reference rate from LIBOR to SOFR in the Company's interest rate swaps, which it completed during the three months ended March 31, 2023. Application of these exceptions preserves the hedge designation of interest rate swaps and the related accounting and presentation consistent with past presentation.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2023

2.	Real Estate Investments

The Company had no acquisitions of shopping centers or land for development during the three months ended March 31, 2023, as compared to those detailed in the table below for the three months ended March 31, 2022:

(in thousands)		Three months ended March 31, 2022
Date Purchased	Property Name	City/State	Property Type	Regency Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (1)	Intangible Assets (1)	Intangible Liabilities (1)
Consolidated
3/1/2022	Glenwood Green	Old Bridge, NJ	Development	70%	$11,000	—	—	—
3/31/2022	Island Village	Bainbridge Island, WA	Operating	100%	30,650	—	2,900	6,839
Total consolidated					$41,650	—	2,900	6,839
Unconsolidated
3/25/2022	Naperville Plaza	Naperville, IL	Operating	20%	52,380	22,074	4,336	814
Total unconsolidated					$52,380	22,074	4,336	814
Total property acquisitions					$94,030	22,074	7,236	7,653

(1)
Amounts reflected for purchase price and allocation are reflected at 100%.

3.	Property Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Three months ended March 31,
(in thousands, except number sold data)	2023	2022
Net proceeds from sale of real estate investments	$2,923	124,924
Gain on sale of real estate, net of tax	250	101,948
Number of operating properties sold	—	1
Number of land parcels sold	1	1
Percent interest sold	100%	100%

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the dates set forth below:

(in thousands)	March 31, 2023	December 31, 2022
Goodwill	$167,062	167,062
Investments	53,967	54,581
Prepaid and other	41,363	28,615
Furniture, fixtures, and equipment, net ("FF&E")	5,044	5,808
Derivative assets	4,907	6,575
Deferred financing costs, net	4,583	5,156
Total other assets	$276,926	267,797

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2023

5.	Notes Payable and Unsecured Credit Facilities

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	March 31, 2023	December 31, 2022
Notes payable:
Fixed rate mortgage loans	3.9%	3.4%	$330,047	342,135
Variable rate mortgage loans (1)	3.8%	3.9%	132,269	136,246
Fixed rate unsecured debt	3.8%	4.0%	3,249,468	3,248,373
Total notes payable			3,711,784	3,726,754
Unsecured credit facilities:
$1.25 Billion Line of Credit (the "Line") (2)	5.8%	6.2%	30,000	—
Total debt outstanding			$3,741,784	3,726,754
(1)
Five of these six variable rate loans, representing $130.1 million of debt in the aggregate, have interest rate swaps in place to mitigate interest rate fluctuation risk. Based on these swap agreements, the effective fixed rates of the five loans range from 2.5% to 6.0%.
(2)
Weighted average effective rate for the Line is calculated based on a fully drawn Line balance using the period end variable rate.

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	March 31, 2023
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2023 (2)	$6,765	31,843	—	38,608
2024	5,044	90,742	250,000	345,786
2025	3,942	43,750	280,000	327,692
2026	4,127	127,096	200,000	331,223
2027	3,788	137,915	525,000	666,703
Beyond 5 Years	2,873	322	2,050,000	2,053,195
Unamortized debt premium/(discount) and issuance costs	—	4,109	(25,532)	(21,423)
Total	$26,539	435,777	3,279,468	3,741,784
(1)
Includes unsecured public and private debt and unsecured credit facilities.
(2)
Reflects scheduled principal payments and maturities for the remainder of the year.

The Company was in compliance as of March 31, 2023, with all financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities and expects to remain in compliance thereafter.

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

March 31, 2023

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	March 31, 2023	December 31, 2022
12/1/16	11/1/23	30,969	SOFR	1.490%	621	883
9/17/19	3/17/25	24,000	SOFR	1.443%	1,177	1,443
12/20/19	12/19/26	24,365	SOFR	1.684%	1,523	1,939
2/24/23	12/31/26	15,479	SOFR	4.229%	(370)	152
6/2/17	6/2/27	35,303	SOFR	2.261%	1,586	2,158
					$4,537	6,575
(1)
Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of March 31, 2023, does not have any derivatives that are not designated as hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying Consolidated Financial Statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
(in thousands)	2023	2022		2023	2022		2023	2022
Interest rate swaps	$(2,736)	8,968	Interest expense	$(1,492)	1,010	Interest expense, net	$36,393	36,738

As of March 31, 2023, the Company expects approximately $4.7 million of accumulated comprehensive income on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

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

March 31, 2023

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in ASC Topic 842:

(in thousands)	Three months ended March 31,
	2023	2022
Operating lease income
Fixed and in-substance fixed lease income	$219,641	207,502
Variable lease income	80,780	72,026
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	5,865	5,689
Uncollectible straight-line rent	578	2,282
Uncollectible amounts billable in lease income	1,937	6,146
Total lease income	$308,801	293,645

Lease income for operating leases with fixed payment terms is recognized on a straight-line basis over the expected term of the lease for all leases in which collectibility is considered probable. At lease commencement, the Company generally expects that collectibility of substantially all payments due under the lease is probable due to the Company's credit checks on tenants and other credit worthiness analysis undertaken before entering into a new lease; therefore, income from most operating leases is initially recognized on a straight-line basis. For operating leases in which collectibility of Lease income is not considered probable, Lease income is recognized on a cash basis and all previously recognized straight-line rent receivables are reversed in the period in which the Lease income is determined not to be probable of collection. Should collectibility of Lease income become probable again, through evaluation of qualitative and quantitative measures on a tenant by tenant basis, accrual basis accounting resumes and all commencement-to-date straight-line rent is recognized in that period. In addition to the lease-specific collectibility assessment performed under ASC Topic 842, the Company may also recognize a general reserve, as a reduction to Lease income, for its portfolio of operating lease receivables which are not expected to be fully collectible based on the Company's historical collection experience.

The following table represents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

(in thousands)	March 31, 2023	December 31, 2022
Tenant receivables	$21,546	31,486
Straight-line rent receivables	130,811	128,214
Other receivables (1)	29,222	29,163
Total tenant and other receivables	$181,579	188,863
(1)
Other receivables include construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction, and other fee income.

8.	Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,711,784	3,409,128	3,726,754	3,333,378
Unsecured credit facilities	$30,000	30,000	—	—

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of March 31, 2023, and December 31, 2022, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2023

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

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment (income) loss in the accompanying Consolidated Statements of Operations, and include unrealized gains of $1.6 million and unrealized losses of $3.0 million during the three months ended March 31, 2023 and 2022, respectively.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2023

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$38,788	38,788	—	—
Available-for-sale debt securities	15,179	—	15,179	—
Interest rate derivatives	4,907	—	4,907	—
Total	$58,874	38,788	20,086	—
Liabilities:
Interest rate derivatives	$(370)	—	(370)	—

	Fair Value Measurements as of December 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$40,089	40,089	—	—
Available-for-sale debt securities	14,492	—	14,492	—
Interest rate derivatives	6,575	—	6,575	—
Total	$61,156	40,089	21,067	—

9.	Equity and Capital

Common Stock of the Parent Company

Dividends Declared

On May 2, 2023, our Board of Directors declared a common stock dividend of $0.65 per share, payable on July 6, 2023, to shareholders of record as of June 14, 2023.

At the Market ("ATM") Program

Under the Parent Company's ATM equity offering program, the Parent Company could have sold up to $350.4 million of common stock available for issuance. No sales occurred during the three months ended March 31, 2023, and the program expired on March 12, 2023.

Share Repurchase Program

The Company has a common share repurchase program under which it may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases, and/or in privately negotiated transactions (referred to as the "Repurchase Program"). The timing and price of share repurchases, if any will be dependent upon market conditions and other factors. The shares repurchased, if not retired, would be treated as treasury shares. The authorization for this repurchase program will expire on February 7, 2025, unless modified or earlier terminated by the Board.

During the three months ended March 31, 2023, the Company executed multiple trades to repurchase 349,519 common shares under the Repurchase Program for a total of $20.0 million at a weighted average price of $57.22 per share. All repurchased shares were retired on the respective settlement dates. At March 31, 2023, $230.0 million remained available under the Repurchase Program.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2023

Common Units of the Operating Partnership

Common units of the Operating Partnership are issued, or redeemed and retired, for each of the shares of Parent Company common shares issued or repurchased, as described above.

10.	Stock-Based Compensation

During the three months ended March 31, 2023, the Company granted 282,100 shares of restricted stock with a weighted-average grant-date fair value of $68.87 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and recognizes forfeitures as they occur.

11.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
Numerator:
Income attributable to common shareholders - basic	$97,281	195,228
Income attributable to common shareholders - diluted	$97,281	195,228
Denominator:
Weighted average common shares outstanding for basic EPS	171,212	171,312
Weighted average common shares outstanding for diluted EPS (1)	171,494	171,671
Income per common share – basic	$0.57	1.14
Income per common share – diluted	$0.57	1.14
(1)
Includes the dilutive impact of unvested restricted stock.

Income attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and EOP units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average EOP units outstanding were 741,433 and 760,046 for the three months ended March 31, 2023 and 2022, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit ("EPU"):

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
Numerator:
Income attributable to common unit holders - basic	$97,701	196,091
Income attributable to common unit holders - diluted	$97,701	196,091
Denominator:
Weighted average common units outstanding for basic EPU	171,953	172,072
Weighted average common units outstanding for diluted EPU (1)	172,235	172,431
Income per common unit – basic	$0.57	1.14
Income per common unit – diluted	$0.57	1.14
(1)
Includes the dilutive impact of unvested restricted stock.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2023

12.	Commitments and Contingencies

Litigation

The Company is involved in litigation on a number of matters, and is subject to other disputes, in each case that arise in the ordinary course of business. While the outcome of any particular lawsuit or dispute cannot be predicted with certainty, in the opinion of management, the Company's currently pending litigation and disputes are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. Legal fees are expensed as incurred.

Environmental

The Company is subject to numerous environmental laws and regulations. With respect to impact on the Company, these pertain primarily to chemicals historically used by certain current and former dry cleaning tenants, the existence of asbestos in older shopping centers, older underground petroleum storage tanks and other historic land uses. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations. The Company can give no assurance that existing environmental studies with respect to its shopping centers have revealed all potential environmental contaminants; that its estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to the Company; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; and that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an aggregate amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance subsidiary and to facilitate the construction of development projects. As of March 31, 2023 and December 31, 2022, the Company had $9.4 million in letters of credit outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this document regarding anticipated financial, business, legal or other outcomes including business and market conditions, outlook and other similar statements relating to Regency's future events, developments, or financial or operational performance or results, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as "may," "will," "could," "should," "would," "expect," "estimate," "believe," "intend," "forecast," "project," "plan," "anticipate," "guidance," and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained, and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties.

Our operations are subject to a number of risks and uncertainties including, but not limited to, risk factors described in our Securities and Exchange Commission ("SEC") filings, our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K") under Item 1A. "Risk Factors" and in Part II, Item 1A. "Risk Factors" in this Report. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our most recent 2022 Form 10-K, subsequent Quarterly Reports on Form 10-Q and our other filings with and submissions to the SEC. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. Forward-looking statements are only as of the date they are made, and Regency undertakes no duty to update its forward-looking statements, whether as a result of new information, future events, or developments otherwise, except as and to the extent required by law.

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

We do not consider non-GAAP measures an alternative to financial measures determined in accordance with GAAP, rather they supplement GAAP measures by providing additional information we believe to be useful to our shareholders. The principal limitation of these non-GAAP measures is that they may exclude significant expense and income items that are required by GAAP to be recognized in our Consolidated Financial Statements. In addition, they reflect the exercise of management's judgment about which expense and income items are excluded or included in determining these non-GAAP measures. In order to compensate for these limitations, reconciliations of the non-GAAP measures we use to their most directly comparable GAAP measures are provided. Non-GAAP measures should not be relied upon in evaluating the financial condition, results of operations, or future prospects of the Company.

Defined Terms

The following terms, as defined, are commonly used by management and the investing public to understand and evaluate our operational results, and are included in this document:

•
Core Operating Earnings is an additional performance measure we use because the computation of Nareit Funds from Operations includes certain non-comparable items that affect our period-over-period performance. Core Operating Earnings excludes from Nareit FFO: (i) transaction related income or expenses, (ii) gains or losses from the early extinguishment of debt, (iii) certain non-cash components of earnings derived from above and below market rent amortization, straight-line rents, and amortization of mark-to-market debt adjustments, and (iv) other amounts as they occur. We provide reconciliations of both Net Income Attributable to Common Shareholders to Nareit FFO and Nareit FFO to Core Operating Earnings.
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

Companies use different depreciable lives and methods, and real estate values historically fluctuate with market conditions. Since Nareit FFO excludes depreciation and amortization and gains on sale and impairments of real estate, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in percent leased, rental rates, operating costs, acquisition and development activities, and financing costs. This provides a perspective of our financial performance not immediately apparent from net income determined in accordance with GAAP. Thus, Nareit FFO is a supplemental non-GAAP financial measure of our operating performance, which does not represent cash generated from operating activities in accordance with GAAP; and, therefore, should not be considered a substitute measure of cash flows from operations. We provide a reconciliation of Net Income Attributable to Common Shareholders to Nareit FFO.

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

We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated partnerships, when read in conjunction with our reported results under GAAP. We believe presenting our Pro-rata share of assets, liabilities, operating results, and other metrics, along with certain other non-GAAP measures, makes comparisons of our operating results to those of other REITs more meaningful. The Pro-rata information provided is not, nor is it intended to be, presented in accordance with GAAP. The Pro-rata supplemental details of assets and liabilities and supplemental details of operations reflect our proportionate economic ownership of the assets, liabilities, and operating results of the properties in our portfolio.

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

Overview of Our Strategy

Regency Centers Corporation began operations as a publicly-traded REIT in 1993. All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P. and its wholly-owned subsidiaries, and through our co-investment partnerships. As of March 31, 2023, the Parent Company owns approximately 99.6% of the outstanding common partnership units of the Operating Partnership.

We are a preeminent national owner, operator, and developer of shopping centers located in suburban trade areas with compelling demographics. As of March 31, 2023, we had full or partial ownership interests in 404 retail properties. Our properties are high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban markets within the country's most desirable metro areas and contain approximately 51.1 million square feet ("SF") of gross leasable area ("GLA"). Our mission is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities. Our vision is to elevate quality of life as an integral thread in the fabric of our communities. Our portfolio includes thriving properties merchandised with highly productive grocers, restaurants, service providers, and best-in-class retailers that connect to their neighborhoods, communities, and customers.

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

Our goals are to:

•
Own and manage a portfolio of high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban trade areas in the most desirable metro areas in the United States. We expect that this strategy will result in highly desirable and attractive centers with best-in-class retailers. These centers should command higher rental and occupancy rates resulting in excellent prospects to grow NOI;
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
•
Engage and retain an exceptional and diverse team that is guided by our strong values, while fostering an environment of innovation and continuous improvement; and
•
Create shareholder value by increasing earnings and dividends per share such that we generate total returns at or near the top of our shopping center peers.

Risks and Uncertainties

Refer to Item 1, Note 1 to Unaudited Consolidated Financial Statements.

Please also refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, including, without limitation, the Risk Factors discussed in Item 1A of Part I thereof, and the Risk Factors described in Part II, Item 1A of this Form 10-Q.

Executing on our Strategy

During the three months ended March 31, 2023, we had Net income attributable to common shareholders of $97.3 million as compared to $195.2 million during the three months ended March 31, 2022, which included gains on sale of real estate of $101.9 million.

During the three months ended March 31, 2023:

•
Our Pro-rata same property NOI, excluding termination fees, grew 2.5%, as compared to the three months ended March 31, 2022, primarily attributable to improvements in base rent from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on new and renewal leases.
•
We executed 405 new and renewal leasing transactions representing 1.1 million Pro-rata SF with positive rent spreads of 5.5% during the three months ended March 31, 2023, compared to 459 leasing transactions representing 1.9 million Pro-rata SF with positive rent spreads of 6.5% during the three months ended March 31, 2022. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At March 31, 2023, December 31, 2022, and March 31, 2022 our total property portfolio was 94.9%, 94.8%, and 93.9% leased, respectively. At March 31, 2023, December 31, 2022, and March 31, 2022 our Same Property portfolio was 95.1%, 95.1%, and 94.3% leased, respectively.

We continued our development and redevelopment of high quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects total $302.5 million at March 31, 2023, compared to $300.9 million at December 31, 2022, as further discussed within Liquidity and Capital Resources.
•
Development and redevelopment projects completed during 2023 represent $1.6 million of estimated net project cost, with an average stabilized yield of 21%.

We maintained liquidity and financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
We have no unsecured debt maturities until June 2024 and a manageable level of secured mortgage maturities during the next 12 months, including mortgages within our real estate partnerships.
•
At March 31, 2023, our Pro-rata net debt-to-operating EBITDAre ratio on a trailing 12 month basis was 4.9x compared to 5.0x at December 31, 2022.

Property Portfolio

The following table summarizes general information related to the consolidated properties in our portfolio:

(GLA in thousands)	March 31, 2023	December 31, 2022
Number of Properties	308	308
GLA	38,826	38,834
% Leased – Operating and Development	94.8%	94.8%
% Leased – Operating	94.9%	94.9%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$24.13	$23.95

The following table summarizes general information related to the unconsolidated properties owned in co-investment partnerships in our portfolio:

(GLA in thousands)	March 31, 2023	December 31, 2022
Number of Properties	96	96
GLA	12,311	12,311
% Leased – Operating and Development	95.2%	94.8%
% Leased –Operating	95.3%	94.8%
Weighted average annual effective rent PSF, net of tenant concessions	$23.32	$23.15

The following table summarizes Pro-rata occupancy rates of our combined consolidated and unconsolidated shopping center portfolio:

	March 31, 2023	December 31, 2022
Percent Leased – All Properties	94.9%	94.8%
Anchor Space (spaces ≥ 10,000 SF)	96.8%	96.8%
Shop Space (spaces < 10,000 SF)	91.7%	91.5%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our co-investment partnerships (totals as a weighted average PSF):

	Three months ended March 31, 2023
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	6	67	$14.24	$41.74	$7.69
Renewal	18	399	15.01	0.40	0.19
Total Anchor Space Leases	24	466	$14.90	$6.37	$1.27
Shop Space Leases
New	121	217	$36.88	$33.10	$12.21
Renewal	260	447	35.20	0.75	0.54
Total Shop Space Leases	381	664	$35.75	$11.33	$4.36
Total Leases	405	1,130	$27.14	$9.28	$3.08

	Three months ended March 31, 2022
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	6	280	$9.50	$8.76	$6.70
Renewal	34	851	16.18	0.54	0.08
Total Anchor Space Leases	40	1,131	$14.53	$2.57	$1.71
Shop Space Leases
New	133	243	$38.90	$39.24	$11.51
Renewal	286	537	36.52	2.34	0.73
Total Shop Space Leases	419	780	$37.26	$13.85	$4.09
Total Leases	459	1,911	$23.81	$7.17	$2.68

The weighted-average base rent PSF on signed Shop Space leases during 2023 was $35.75 PSF, which is consistent with the $35.67 PSF weighted average annual base rent PSF of all Shop Space leases due to expire during the next 12 months. New and renewal rent spreads, compared to prior rents on these same spaces leased, were positive at 5.5% for the three months ended March 31, 2023, compared to 6.5% for the three months ended March 31, 2022.

The success of our tenants in operating their businesses and their corresponding ability to pay us rent continue to be significantly impacted by current economic challenges, which increase their cost of doing business, including, but not limited to, inflation, labor shortages, supply chain constraints, increasing energy prices, and interest rates. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States.

These economic conditions could adversely impact our volume of leasing activity, leasing spreads, and financial results generally, as well as adversely affect the business and financial results of our tenants. The aggregate impacts of these current economic challenges may also negatively affect the overall market for retail space, resulting in decreased demand for space in our centers. This, in turn, could result in downward pressure on rents that we are able to charge to new or renewing tenants, such that future new and renewal rent spreads could be adversely impacted as tenants look to manage their total occupancy costs. Further, we may experience higher costs for tenant buildouts, as costs of materials and labor may increase and supply and availability of both may become more limited.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification of our properties and by avoiding dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	March 31, 2023
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annual Base Rent (1)
Publix	66	7.0%	3.2%
Kroger Co.	53	7.3%	3.1%
Albertsons Companies, Inc.	46	4.7%	3.0%
Amazon/Whole Foods	36	2.9%	2.7%
TJX Companies, Inc.	63	3.6%	2.6%
(1)
Includes Regency's Pro-rata share of unconsolidated properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

Our management team devotes significant time to researching and monitoring consumer preferences and trends, customer shopping behaviors, changes in delivery methods, shifts to e-commerce, and changing demographics in order to anticipate the challenges and opportunities impacting our industry. We seek to mitigate these potential impacts through maintaining a high quality portfolio, diversifying our tenant mix, replacing less successful tenants with stronger operators, anchoring our centers with market leading grocery stores that drive customer traffic, and maintaining a presence in suburban trade areas with compelling demographic populations benefiting from high levels of disposal income. The potential for a recession and the severity and duration of any economic downturn could negatively impact our existing tenants and their ability to continue to meet their lease obligations.

Although base rent is derived from long-term lease contracts, tenants that file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and significant downtime to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and rejects its leases, we could experience a significant reduction in our revenues. Tenants who are currently in bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 1.1% of our Pro-rata annual base rent, of which 0.5% is related to Bed Bath and Beyond.

Results from Operations

Comparison of the three months ended March 31, 2023 and 2022:

Our revenues changed as summarized in the following table:

	Three months ended March 31,
(in thousands)	2023	2022	Change
Lease income
Base rent	$212,930	199,252	13,678
Recoveries from tenants	71,226	67,774	3,452
Percentage rent	7,030	4,948	2,082
Uncollectible lease income	1,937	6,146	(4,209)
Other lease income	7,216	3,825	3,391
Straight-line rent	2,597	6,011	(3,414)
Above / below market rent amortization	5,865	5,689	176
Total lease income	$308,801	293,645	15,156
Other property income	3,138	3,104	34
Management, transaction, and other fees	6,038	6,684	(646)
Total revenues	$317,977	303,433	14,544

Total lease income increased $15.2 million driven by the following contractually billable components of rent to the tenants per the lease agreements:

•
$13.7 million increase from billable Base rent, as follows:
o
$786,000 increase from rent commencing at development properties;
o
$1.9 million increase from acquisitions of operating properties; and
o
$11.1 million net increase from same properties, including a $2.0 million increase related to our acquisition and resulting consolidation of four properties previously held in an unconsolidated partnership during 2022, and a $9.1 million net increase in the remaining same properties due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases as well as redevelopment projects completing and operating; partially offset by
o
$119,000 decrease from the sale of operating properties.
•
$3.5 million increase from contractual Recoveries from tenants, which represents the tenants' proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, from the following:
o
$585,000 increase from acquisition of operating properties and rents commencing at development properties; and
o
$2.9 million net increase from same properties due to higher operating costs in the current year; partially offset by
o
$35,000 decrease from the sale of operating properties.
•
$2.1 million increase in Percentage rent due to increases in tenant sales.
•
$4.2 million decrease from changes in Uncollectible lease income. While we continue to see improvements in our collection rates, our 2023 collections of COVID-19 related reserves have been lower than our 2022 experience resulting in reduced Uncollectible lease income year over year.
•
$3.4 million increase in Other lease income primarily due to an increase in lease termination fees.
•
$3.4 million decrease in Straight-line rent due to higher 2022 levels of reinstating straight-line rents from former cash basis tenants upon returning to accrual basis.

Management, transaction, and other fees decreased $646,000 primarily due to decreases in leasing commissions and construction and property management fees resulting from a smaller portfolio of properties within our co-investment partnerships.

Changes in our operating expenses are summarized in the following table:

	Three months ended March 31,
(in thousands)	2023	2022	Change
Depreciation and amortization	$82,707	77,842	4,865
Property operating expense	51,022	46,461	4,561
Real estate taxes	38,477	36,869	1,608
General and administrative	25,280	18,792	6,488
Other operating (income) expenses	(497)	2,173	(2,670)
Total operating expenses	$196,989	182,137	14,852

Depreciation and amortization costs increased $4.9 million, on a net basis, as follows:

•
$1.5 million increase from acquisitions of operating properties and development properties where tenant spaces became available for occupancy, offset by decreases in corporate asset depreciation and the sale of operating properties; and
•
$3.4 million increase from same properties, primarily related to redevelopment projects.

Property operating expense increased $4.6 million, on a net basis, as follows:

•
$263,000 increase from development properties where tenant spaces became available for occupancy;
•
$1.0 million increase from acquisitions of operating properties; and
•
$3.4 million increase from same properties primarily attributable to an increase in recoverable common area and tenant related costs; partially offset by
•
$67,000 decrease from the sale of operating properties.

Real estate taxes increased $1.6 million, on a net basis, as follows:

•
$102,000 increase from developments where capitalization ceased and spaces became available for occupancy;
•
$586,000 increase from acquisitions of operating properties; and
•
$962,000 net increase from same properties including $420,000 increase related to our acquisition and resulting consolidation of four properties previously held in an unconsolidated partnership; partially offset by
•
$41,000 decrease from the sale of operating properties.

General and administrative costs increased $6.5 million, on a net basis, as follows:

•
$3.7 million net increase due to changes in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income;
•
$1.6 million net increase in compensation costs primarily driven by performance based incentive compensation and annual base salary increases;
•
$650,000 increase due to lower development overhead capitalization based on the timing and progress of our development and redevelopment projects; and
•
$566,000 net increase in other corporate overhead costs driven by increases in professional fees and travel related costs.

Other operating (income) expenses had a favorable change of $2.7 million, primarily due to a $1.6 million fee for the cancelation of a land contract related to a development pursuit. The remaining $1.1 million favorable change is driven by higher 2022 expenses for environmental remediation costs at one of our operating properties.

The following table presents the components of Other expense (income):

	Three months ended March 31,
(in thousands)	2023	2022	Change
Interest expense, net
Interest on notes payable	$36,909	37,087	(178)
Interest on unsecured credit facilities	987	480	507
Capitalized interest	(1,250)	(795)	(455)
Hedge expense	109	109	—
Interest income	(362)	(143)	(219)
Interest expense, net	$36,393	36,738	(345)
Gain on sale of real estate, net of tax	(250)	(101,948)	101,698
Net investment loss (income)	(1,727)	2,494	(4,221)
Total other expense (income)	$34,416	(62,716)	97,132

During the three months ended March 31, 2023, we recognized gains on sale of $250,000 for one land parcel. During the three months ended March 31, 2022, we recognized gains on sale of $101.9 million from one land parcel and one operating property.

Net investment income increased $4.2 million, primarily driven by favorable changes in unrealized gains and losses on investments held in the deferred compensation plan and our captive insurance company. There is an offsetting $3.7 million expense in General and administrative costs related to participant obligations within the deferred compensation plans.

Total equity in income of investments in real estate partnerships changed as follows:

		Three months ended March 31,
(in thousands)	Regency's Ownership	2023	2022	Change
GRI - Regency, LLC (GRIR)	40.00%	$9,130	9,373	(243)
New York Common Retirement Fund (NYC) (1)	30.00%	(6)	266	(272)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	458	521	(63)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	528	557	(29)
Columbia Village District, LLC	30.00%	453	266	187
RegCal, LLC (RegCal) (2)	25.00%	118	626	(508)
Other investments in real estate partnerships	35.00% - 50.00%	1,235	1,195	40
Total equity in income of investments in real estate partnerships		$11,916	12,804	(888)
(1)
On May 25, 2022, the NYC partnership sold its remaining two properties and distributed sales proceeds to its members. Dissolution will follow final distributions, which are expected in 2023.
(2)
On April 1, 2022, we acquired our partner's 75% share in four properties held in the RegCal partnership for a total purchase price of $88.5 million; therefore results following the date of acquisition are included in consolidated results. A single operating property remains within RegCal, LLC, at March 31, 2023.

The $888,000 decrease in our Equity in income of investments in real estate partnerships was largely attributable to a smaller portfolio of properties within our co-investment partnerships.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Three months ended March 31,
(in thousands)	2023	2022	Change
Net income	$98,488	196,816	(98,328)
Income attributable to noncontrolling interests	(1,207)	(1,588)	381
Net income attributable to common shareholders	$97,281	195,228	(97,947)
Net income attributable to exchangeable operating partnership units	(420)	(863)	443
Net income attributable to common unit holders	$97,701	196,091	(98,390)

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

We do not consider non-GAAP measures an alternative to financial measures determined in accordance with GAAP, rather they supplement GAAP measures by providing additional information we believe to be useful to shareholders. The principal limitation of these non-GAAP measures is they may exclude significant expense and income items that are required by GAAP to be recognized in our Consolidated Financial Statements. In addition, they reflect the exercise of management's judgment about which expense and income items are excluded or included in determining these non-GAAP measures. In order to compensate for these limitations, reconciliations of the non-GAAP measures we use to their most directly comparable GAAP are provided, including as set forth below. Non-GAAP financial measures should not be relied upon in evaluating the financial condition, results of operations, or future prospects.

Pro-Rata Same Property NOI:

Pro-rata same property NOI, excluding termination fees/expenses, changed as follows:

	Three months ended March 31,
(in thousands)	2023	2022	Change
Base rent	$232,919	223,265	9,654
Recoveries from tenants	78,331	76,224	2,107
Percentage rent	7,671	5,515	2,156
Termination fees	4,718	1,948	2,770
Uncollectible lease income	1,860	6,634	(4,774)
Other lease income	2,850	2,629	221
Other property income	2,662	2,529	133
Total real estate revenue	331,011	318,744	12,267
Operating and maintenance	51,794	48,832	2,962
Real estate taxes	41,775	41,070	705
Ground rent	3,044	2,913	131
Total real estate operating expenses	96,613	92,815	3,798
Pro-rata same property NOI	$234,398	225,929	8,469
Less: Termination fees	4,718	1,948	2,770
Pro-rata same property NOI, excluding termination fees	$229,680	223,981	5,699
Pro-rata same property NOI growth, excluding termination fees			2.5%

Real estate revenue increased $12.3 million, on a net basis, as follows:

Base rent increased $9.7 million during the three months ended March 31, 2023, due to rent steps in existing leases, positive rental spreads on new and renewal leases, and increases in occupancy, as well as redevelopment projects completing and operating.

Recoveries from tenants increased $2.1 million during the three months ended March 31, 2023, due to increases in recoverable expenses.

Percentage rent increased $2.2 million during the three months ended March 31, 2023, due to increases in tenant sales.

Termination fees increased $2.8 million during the three months ended March 31, 2023, driven by two anchor terminations that were recognized in 2023.

Uncollectible lease income decreased $4.8 million during the three months ended March 31, 2023, primarily driven by the 2022 collection of previously reserved amounts, which have continued to be favorable in 2023, but to a lesser degree.

Total real estate operating expense increased $3.8 million, primarily driven by a $3.0 million increase in recoverable costs within Operating and maintenance expense.

Same Property Rollforward:

Our Same Property pool includes the following property count, Pro-rata GLA, and changes therein:

	Three months ended March 31,
	2023		2022
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	389	41,383	393	41,294
Acquired properties owned for entirety of comparable periods presented (1)	5	771	—	—
Developments that reached completion by the beginning of earliest comparable period presented	—	—	1	72
Disposed properties	—	—	(1)	(88)
SF adjustments (2)	—	(6)	—	(58)
Change in intended property use	1	—	—	—
Ending same property count	395	42,148	393	41,220
(1)
Includes an adjustment to GLA arising from the acquisition of our partners' share of properties previously held in the RegCal and USAA partnerships, of which our previous ownership share was already included in our Same Property pool.
(2)
SF adjustments arising from remeasurements or redevelopments.

Nareit FFO and Core Operating Earnings:

Our reconciliation of net income attributable to common stock and unit holders to Nareit FFO and to Core Operating Earnings is as follows:

	Three months ended March 31,
(in thousands, except share information)	2023	2022
Reconciliation of Net income to Nareit FFO
Net income attributable to common shareholders	$97,281	195,228
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	89,035	84,130
Gain on sale of real estate, net of tax	(241)	(102,010)
Exchangeable operating partnership units	420	863
Nareit FFO attributable to common stock and unit holders	$186,495	178,211
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit Funds From Operations	$186,495	178,211
Adjustments to reconcile to Core Operating Earnings (1):
Certain Non Cash Items
Straight-line rent	(2,389)	(3,478)
Uncollectible straight-line rent	(635)	(2,383)
Above/below market rent amortization, net	(5,665)	(5,392)
Debt premium/discount amortization	(8)	(106)
Core Operating Earnings	$177,798	166,852
(1)
Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interest.

Reconciliation of Same Property NOI to Nearest GAAP Measure:

Our reconciliation of Net income attributable to common shareholders to Same Property NOI, on a Pro-rata basis, is as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Net income attributable to common shareholders	$97,281	195,228
Less:
Management, transaction, and other fees	6,038	6,684
Other (1)	9,502	12,621
Plus:
Depreciation and amortization	82,707	77,842
General and administrative	25,280	18,792
Other operating expense	(497)	2,173
Other expense (income)	34,416	(62,716)
Equity in income of investments in real estate excluded from NOI (2)	11,785	12,388
Net income attributable to noncontrolling interests	1,207	1,588
Pro-rata NOI	$236,639	225,990
Less non-same property NOI (3)	2,241	61
Pro-rata same property NOI	$234,398	225,929
(1)
Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interest.
(2)
Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.
(3)
Includes revenues and expenses attributable to non-same property, sold property, development properties, and corporate activities. Also includes adjustments for earnings at the four properties we acquired from our former unconsolidated RegCal partnership in 2022 in order to calculate growth on a comparable basis for the periods presented.

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

We continually assess our available liquidity and our expected cash requirements, including monitoring our tenant rent collections. We have access to and draw on multiple financing sources to fund our operations and our long-term capital needs, including the requirements of our in process and planned developments, redevelopments, other capital expenditures, and the repayment of debt. We expect to meet these needs by using a combination of the following: cash flow from operations after funding our dividend, borrowings from our Line, proceeds from the sale of real estate, mortgage loan and unsecured bank financing, distributions received from our co-investment partnerships, and when the capital markets are favorable, proceeds from the sale of equity securities or the issuance of new unsecured debt. We continually evaluate alternative financing options, and we believe we can obtain new financing on reasonable terms, although likely at higher interest rates than that of our debt currently outstanding, in the current interest rate environment.

We have no unsecured debt maturities in 2023, $250 million of unsecured debt maturing in 2024, and what we believe is a manageable level of secured mortgage maturities during the next 12 months, including those mortgages within our real estate partnerships. Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next year, and in the longer term, although we can give no assurances.

In addition to our $65.2 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	March 31, 2023
Line of Credit
Total commitment amount	$1,250,000
Available capacity (1)	$1,210,619
Maturity (2)	March 23, 2025
(1)
Net of letters of credit.
(2)
The Company has the option to extend the maturity for two additional six-month periods.

The declaration of dividends is determined quarterly by our Board of Directors. On May 2, 2023, our Board of Directors declared a common stock dividend of $0.65 per share, payable on July 6, 2023, to shareholders of record as of June 14, 2023. While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes. We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the three months ended March 31, 2023 and 2022, we generated cash flow from operations of $162.1 million and $142.9 million, respectively, and paid $111.6 million and $107.4 million in dividends to our common stock and unit holders, in the same respective periods.

We currently have development and redevelopment projects in various stages of construction, along with a pipeline of potential projects for future development or redevelopment. After funding our common stock dividend payment and refinancing maturing co-investment partnership debt in April 2023, we estimate that we will require cash during the next 12 months of approximately $296.1 million related to leasing commissions, tenant improvements, in-process developments and redevelopments, capital contributions to our co-investment partnerships, and repaying maturing debt. These capital requirements are being impacted by current levels of high inflation resulting in increased costs of construction materials, labor, and services from third party contractors and suppliers. In response, we have implemented mitigation strategies such as entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from permitting delays, labor shortages, and supply chain disruptions may extend the time to completion of these projects.

If we start new developments or redevelopments, commit to property acquisitions, repay debt prior to maturity, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

We endeavor to maintain a high percentage of unencumbered assets. As of March 31, 2023, 90.2% of our wholly-owned real estate assets were unencumbered. Our low level of encumbered assets allow us to more readily access the secured and unsecured debt markets and to maintain availability on the Line. Our trailing 12 month fixed charge coverage ratio, including our Pro-rata share of our partnerships, was 4.7x for the periods ended March 31, 2023, and December 31, 2022, and our Pro-rata net debt-to-operating EBITDAre ratio on a trailing 12 month basis was 4.9x and 5.0x, respectively, for the same periods.

Our Line and unsecured debt require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our 2022 Form 10-K. We were in compliance with all these covenants at March 31, 2023, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Three months ended March 31,
(in thousands)	2023	2022	Change
Net cash provided by operating activities	$162,099	142,892	19,207
Net cash (used in) provided by investing activities	(39,050)	58,354	(97,404)
Net cash used in financing activities	(123,682)	(117,543)	(6,139)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(633)	83,703	(84,336)
Total cash and cash equivalents and restricted cash	$68,143	178,730	(110,587)

Net cash provided by operating activities:

Net cash provided by operating activities increased $19.2 million due to:

•
$21.4 million increase in cash from operations due to timing of receipts and payments, partially offset by
•
$2.2 million decrease in operating cash flow distributions from Investments in real estate partnerships.

Net cash used in investing activities:

Net cash (used in) provided by investing activities changed by $97.4 million as follows:

	Three months ended March 31,
(in thousands)	2023	2022	Change
Cash flows from investing activities:
Acquisition of operating real estate	$—	(30,166)	30,166
Real estate development and capital improvements	(44,569)	(53,605)	9,036
Proceeds from sale of real estate and FF&E	3,603	124,924	(121,321)
Investments in real estate partnerships	(604)	(7,173)	6,569
Return of capital from investments in real estate partnerships	—	23,892	(23,892)
Dividends on investment securities	187	109	78
Acquisition of investment securities	(2,171)	(5,554)	3,383
Proceeds from sale of investment securities	4,504	5,927	(1,423)
Net cash (used in) provided by investing activities	$(39,050)	58,354	(97,404)

Significant changes in investing activities include:

•
In 2022, we paid $30.2 million to purchase one operating property and to fund a deposit on another.
•
We invested $9.0 million less on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•
We sold one land parcel in 2023 for proceeds of $3.6 million compared to one operating property and one land parcel in 2022 for proceeds of $124.9 million.
•
Investments in real estate partnerships:
o
In 2023, we invested $604,000 to fund our share of development and redevelopment activities.
o
In 2022, we invested $7.2 million, including:
▪
$6.1 million to fund our share of acquiring one operating property within an existing co-investment partnership, and
▪
$1.1 million to fund our share of development and redevelopment activities.
•
Return of capital from our unconsolidated real estate partnerships includes sales or financing proceeds.
o
During the three months ended March 31, 2023 we had no such activity.
o
During the same period in 2022, we received $12.3 million from our share of proceeds from real estate sales and $11.6 million from our share of proceeds from debt refinancing activities.
•
Acquisition of investment securities and proceeds from sale of investment securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment. During 2023, we deployed capital of $44.6 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Three months ended March 31,
(in thousands)	2023	2022	Change
Capital expenditures:
Land acquisitions	$—	11,545	(11,545)
Building and tenant improvements	14,998	16,320	(1,322)
Redevelopment costs	20,610	17,310	3,300
Development costs	5,847	5,741	106
Capitalized interest	1,224	776	448
Capitalized direct compensation	1,890	1,913	(23)
Real estate development and capital improvements	$44,569	53,605	(9,036)
•
We acquired one land parcel for development in 2022.
•
Building and tenant improvements decreased $1.3 million in 2023, primarily related to the timing of capital projects.
•
Redevelopment costs are higher in 2023 due to the timing and magnitude of projects currently in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovation, new out-parcel building construction, and redevelopment related tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan. The timing and duration of these projects could also result in volatility in NOI. See the tables below for more details about our redevelopment projects.
•
Development costs remain consistent within our development projects in process. See the tables below for more details about our development projects.
•
Interest is capitalized on our development and redevelopment projects and is based on cumulative actual costs expended. We cease interest capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after the anchor tenant opens for business. If we reduce our development and redevelopment activity, the amount of interest that we capitalize may be lower than historical averages.
•
We have a staff of employees who directly support our development program, which includes redevelopment of our existing properties. Internal compensation costs directly attributable to these activities are capitalized as part of each project.

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					March 31, 2023
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated Net Development Costs (2) (3)	GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred

Developments In-Process
Glenwood Green	Metro NYC	70%	Q1-22	2025	45,530	247	184	50%
Eastfield at Baybrook	Houston, TX	50%	Q2-22	2025	10,384	78	133	55%
Total Developments In-Process					$55,914	325	172	51%
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA reported based on Regency's ownership interest in the real estate partnership at completion.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)					March 31, 2023
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated Net Project Costs (2) (3)	GLA (3)	% of Costs Incurred

Redevelopments In-Process
The Crossing Clarendon	Metro DC	100%	Q4-18	2024	$55,838	129	77%
The Abbot	Boston, MA	100%	Q2-19	2024	58,979	64	89%
Westbard Square Phase I	Bethesda, MD	100%	Q2-21	2025	37,537	123	54%
Buckhead Landing	Atlanta, GA	100%	Q2-22	2025	27,709	152	12%
Town & Country Center	Los Angeles, CA	35%	Q4-22	2027	24,525	51	7%
Various Redevelopments	Various	20% - 100%	Various	Various	41,993	1,179	54%
Total Redevelopments In-Process					$246,581	1,698	57%

Redevelopments Completed
Various Properties	Various	100%	Various	Various	$1,567	390	100%
Total Redevelopments Completed					$1,567	390	100%
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA are reported based on Regency's ownership interest in the real estate partnership at completion.

Net cash used in financing activities:

Net cash flows from financing activities changed by $6.1 million during 2023, as follows:

	Three months ended March 31,
(in thousands)	2023	2022	Change
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	$(7,066)	(6,246)	(820)
Common shares repurchased through share repurchase program	(20,006)	—	(20,006)
Contributions from (distributions to) limited partners in consolidated partnerships, net	738	(1,070)	1,808
Dividend payments and operating partnership distributions	(111,567)	(107,362)	(4,205)
Proceeds from unsecured credit facilities, net	30,000	—	30,000
Proceeds from debt issuance	15,500	—	15,500
Debt repayment, including early redemption costs	(31,142)	(2,846)	(28,296)
Payment of loan costs	(141)	(82)	(59)
Proceeds from sale of treasury stock, net	2	63	(61)
Net cash used in financing activities	$(123,682)	(117,543)	(6,139)

Significant financing activities during the three months ended March 31, 2023 and 2022, include the following:

•
We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $7.1 million and $6.2 million during 2023 and 2022, respectively.
•
We paid $20.0 million to repurchase 349,519 shares of our common stock through our Repurchase Program during 2023.
•
We received $738,000 net from limited partners, including $1.7 million of contributions from limited partners for their share of debt repayments and development funding, offset by $1.0 million in distributions to limited partners during 2023. During 2022, we paid $1.0 million in distributions to limited partners.
•
We paid $4.2 million more in dividends as a result of an increase in our dividend rate per share and the number of shares of our common stock outstanding.
•
We had the following debt related activity during 2023:
o
$30.0 million in net borrowings from our Line to manage working capital needs,
o
$15.5 million in proceeds from a mortgage refinancing,
o
We paid $31.1 million for debt repayments, including:
▪
$2.8 million in principal mortgage payments, and
▪
$28.3 million to repay three mortgage loans at maturity.
•
We had the following debt related activity during 2022:
o
We paid $2.8 million in principal mortgage payments.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our co-investment partnerships and our Pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Number of Co-investment Partnerships	13	13
Regency's Ownership	20% - 50%	20% - 50%
Number of Properties	96	96
Assets	$2,600,152	2,608,005	$941,695	943,699
Liabilities	1,503,027	1,497,630	533,545	530,915
Equity	1,097,125	1,110,375	408,150	412,784
Basis difference			(61,760)	(62,407)
Investments in real estate partnerships			$346,390	350,377
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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	March 31, 2023	December 31, 2022
GRI-Regency, LLC (GRIR)	40.00%	$152,011	155,302
New York Common Retirement Fund (NYC) (1)	30.00%	668	674
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7,452	7,423
Columbia Regency Partners II, LLC (Columbia II)	20.00%	41,408	41,757
Columbia Village District, LLC	30.00%	5,809	5,836
RegCal, LLC (RegCal) (2)	25.00%	5,757	5,789
Individual Investors
Ballard Blocks	49.90%	62,332	62,624
Town & Country Center	35.00%	40,467	40,409
Others	50.00%	30,486	30,563
Total Investment in real estate partnerships		$346,390	350,377
(1)
On May 25, 2022, the NYC partnership sold the remaining two properties and distributed sales proceeds to the members. Dissolution will follow final distributions, which are expected in 2023.
(2)
During April 2022, we acquired our partner's 75% share in four properties held in the RegCal, LLC partnership for a total purchase price of $88.5 million. Upon acquisition, these four properties were consolidated into Regency's financial statements. A single operating property remains within RegCal, LLC at March 31, 2023.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	March 31, 2023
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities		Unsecured Maturities	Total	Regency’s Pro-Rata Share
2023 (1)	$1,826	125,108	(2)	—	126,934	50,662
2024	2,205	33,690		—	35,895	14,298
2025	3,433	142,937		—	146,370	45,536
2026	3,807	221,354		23,800	248,961	80,606
2027	3,802	32,800		—	36,602	12,420
Beyond 5 Years	9,194	809,650		—	818,844	300,506
Net unamortized loan costs, debt premium / (discount)	—	(10,487)		—	(10,487)	(3,660)
Total	$24,267	1,355,052		23,800	1,403,119	500,368
(1)
Reflects scheduled principal payments and maturities for the remainder of the year.
(2)
Subsequent to March 31, 2023, we refinanced the 2023 maturing mortgages.

At March 31, 2023, our investments in real estate partnerships had notes payable of $1.4 billion maturing through 2034, of which 97.5% had a weighted average fixed interest rate of 3.7%. The remaining notes payable float with SOFR and had a weighted average variable interest rate of 6.6%, based on rates as of March 31, 2023. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $500.4 million as of March 31, 2023. As notes payable mature, they are expected to be repaid from proceeds from new borrowings and/or partner capital contributions. Refinancing debt at maturity in the current interest rate environment could result in higher interest expense in future periods if rates remain elevated.

We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner is unable to fund its share of the capital requirements of the co-investment partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call which would be secured by the partner's membership interest.

Management fee income

In addition to earning our Pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees as shown below:

	Three months ended March 31,
(in thousands)	2023	2022
Asset management, property management, leasing, and other transaction fees	$6,038	6,684

Recent Accounting Pronouncements

See Note 1 to Unaudited Financial Statements.

Environmental Matters

We are subject to numerous environmental laws and regulations that apply to our shopping centers, which primarily pertain to chemicals historically used by certain current and former dry cleaning and gas station tenants and the existence of asbestos in older shopping centers. We believe that the few tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we endeavor to require tenants to remove dry cleaning plants from our shopping centers or convert them to more environmentally friendly systems, in accordance with the terms of our leases. We carry an environmental insurance policy for certain third-party liabilities and remediation costs on shopping centers that currently have no known environmental contamination. We have also secured environmental insurance policies, where appropriate, on a relatively small number of specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so.

As of March 31, 2023, we had accrued liabilities of $11.4 million for our Pro-rata share of environmental remediation, including our Investments in real estate partnerships. We believe that the ultimate remediation of currently known environmental matters will not have a material effect on our financial position, cash flows, or results of operations. We can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We continuously monitor the capital markets and evaluate our ability to issue new debt, to repay maturing debt, or fund our commitments. We continue to believe, in light of our credit ratings, the available capacity under our unsecured credit facility, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we will be able to successfully issue new secured or unsecured debt to fund maturing debt obligations. It is uncertain the degree to which capital market volatility and rising interest rates will adversely impact the interest rates on any new debt that we may issue. Please also refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, including, without limitation, the Risk Factors discussed in Item 1A of Part I thereof, and the Risk Factors described in Part II, Item 1A of this Form 10-Q.

Item 4. Controls and Procedures

Controls and Procedures (Regency Centers Corporation)

Under the supervision and with the participation of the Parent Company's management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Parent Company's chief executive officer and chief financial officer concluded that its disclosure controls and procedures were effective as of the end of the periods covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Parent Company in the reports it files or submits is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2023 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Controls and Procedures (Regency Centers, L.P.)

Under the supervision and with the participation of the Operating Partnership's management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the chief executive officer and chief financial officer of its general partner concluded that its disclosure controls and procedures were effective as of the end of the periods covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Operating Partnership in the reports it files or submits is accumulated and communicated to management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the first quarter of 2023 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 — Commitments and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Item 3. “Legal Proceedings” of our 2022 Form 10-K.

Item 1A. Risk Factors

In addition to the risk factors disclosed in item 1A. of Part I of our Form 10-K for the year ended December 31, 2022, the following additional risk has been identified during 2023:

Unfavorable developments affecting the banking and financial services industry could adversely affect our business, liquidity and financial condition, and overall results of operations.

Actual events, concerns or speculation about disruption or instability in the banking and financial services industry, such as liquidity constraints, the failure of individual institutions, or the inability of individual institutions or the banking and financial service industry generally to meet their contractual obligations, could significantly impair our access to capital, delay access to deposits or other financial assets, or cause actual loss of funds subject to cash management arrangements. Similarly, these events, concerns or speculation could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Additionally, our tenants, critical vendors and business partners also could be adversely affected by these risks as described above, which in turn could result in their committing a breach or default under their contractual agreements with us, their insolvency or bankruptcy, or other adverse effects.

Any decline in available funding or access to our cash and liquidity resources, or non-compliance of banking and financial services counterparties with their contractual commitments to us could, among other risks, have material adverse impacts on our ability to meet our operating expenses and other financial needs, could result in breaches of our financial and/or contractual obligations, and could have material adverse impacts on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2023.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended March 31, 2023:

Period	Total number of shares purchased		Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
January 1 through January 31, 2023	5,897	(1)	$62.50	(1)	—	$174,607
February 1 through February 28, 2023	100,286	(1)	$66.78	(1)	—	$250,000
March 1 through March 31, 2023	349,519		$57.22		349,519	$230,000
(1)
Represents shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.
(2)
Our Board authorizes a common share repurchase program under which we may purchase, from time to time, up to a maximum of $250 million of our outstanding common stock through open market purchases, and/or in privately negotiated transactions. The timing and price of share repurchases will be dependent upon market conditions and other factors. Any shares repurchased, if not retired, will be treated as treasury shares. Our prior program expired on February 3, 2023 and the Board authorized a new program as of February 8, 2023 which is set to expire February 7, 2025 unless modified or earlier terminated by the Board.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Report not misleading. Additional information about the Company may be found elsewhere in this Report and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov. Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-12298 (Regency Centers Corporation) and 000-24763 (Regency Centers, L.P.).

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

May 5, 2023	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Deveraux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

May 5, 2023	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Deveraux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)