Form 10-Q
period 2023-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2023-08-04
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Regency Centers Corporation Yes ☐ No ☒ Regency Centers, L.P. Yes ☐ No ☒

The number of shares outstanding of Regency Centers Corporation's common stock was 171,003,217 as of August 3, 2023.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this "Report") combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2023, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The terms "the Company," "Regency Centers," "Regency," "we," "our," and "us" as used in this Report mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a Real Estate Investment Trust ("REIT") and the general partner of the Operating Partnership. The Operating Partnership's capital includes general and limited common Partnership Units ("Units"). As of June 30, 2023, the Parent Company owned approximately 99.4% of the Units in the Operating Partnership. The remaining limited Units are owned by third party investors. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

June 30, 2023 and December 31, 2022

(in thousands, except share data)

	2023	2022
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$11,953,086	11,858,064
Less: accumulated depreciation	2,549,937	2,415,860
Real estate assets, net	9,403,149	9,442,204
Investments in real estate partnerships	342,439	350,377
Net real estate investments	9,745,588	9,792,581
Cash, cash equivalents, and restricted cash, including $3,259 and $2,310 of restricted cash at June 30, 2023 and December 31, 2022, respectively	43,108	68,776
Tenant and other receivables	206,053	188,863
Deferred leasing costs, less accumulated amortization of $120,436 and $117,137 at June 30, 2023 and December 31, 2022, respectively	69,788	68,945
Acquired lease intangible assets, less accumulated amortization of $345,131 and $338,053 at June 30, 2023 and December 31, 2022, respectively	178,849	197,745
Right of use assets, net	303,716	275,513
Other assets	280,843	267,797
Total assets	$10,827,945	10,860,220
Liabilities and Equity
Liabilities:
Notes payable	$3,709,074	3,726,754
Accounts payable and other liabilities	317,894	317,259
Acquired lease intangible liabilities, less accumulated amortization of $201,440 and $193,315 at June 30, 2023 and December 31, 2022, respectively	336,636	354,204
Lease liabilities	243,462	213,722
Tenants' security, escrow deposits and prepaid rent	77,093	70,242
Total liabilities	4,684,159	4,682,181
Commitments and contingencies	—	—
Equity:
Shareholders' equity:
Common stock; $0.01 par value per share, 220,000,000 shares authorized; 170,998,004 and 171,124,593 shares issued at June 30, 2023 and December 31, 2022, respectively	1,710	1,711
Treasury stock at cost; 442,449 and 465,415 shares held at June 30, 2023 and December 31, 2022, respectively	(24,676)	(24,461)
Additional paid-in-capital	7,859,249	7,877,152
Accumulated other comprehensive income	7,336	7,560
Distributions in excess of net income	(1,803,406)	(1,764,977)
Total shareholders' equity	6,040,213	6,096,985
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $66,720 and $46,340 at June 30, 2023 and December 31, 2022, respectively	54,281	34,489
Limited partners' interests in consolidated partnerships	49,292	46,565
Total noncontrolling interests	103,573	81,054
Total equity	6,143,786	6,178,039
Total liabilities and equity	$10,827,945	10,860,220

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Lease income	$304,458	292,864	$613,259	586,509
Other property income	2,683	2,720	5,821	5,824
Management, transaction, and other fees	7,106	6,499	13,144	13,183
Total revenues	314,247	302,083	632,224	605,516
Operating expenses:
Depreciation and amortization	83,161	79,350	165,868	157,192
Property operating expense	54,394	47,750	105,416	94,211
Real estate taxes	38,509	36,700	76,986	73,569
General and administrative	25,065	17,645	50,345	36,437
Other operating expenses	1,682	617	1,185	2,790
Total operating expenses	202,811	182,062	399,800	364,199
Other expense (income):
Interest expense, net	36,956	36,699	73,349	73,437
Gain on sale of real estate, net of tax	(81)	(4,291)	(331)	(106,239)
Net investment (income) loss	(1,742)	5,468	(3,469)	7,962
Total other expense (income)	35,133	37,876	69,549	(24,840)
Income from operations before equity in income of investments in real estate partnerships	76,303	82,145	162,875	266,157
Equity in income of investments in real estate partnerships	11,869	23,842	23,785	36,646
Net income	88,172	105,987	186,660	302,803
Noncontrolling interests:
Exchangeable operating partnership units	(550)	(452)	(970)	(1,315)
Limited partners' interests in consolidated partnerships	(840)	(739)	(1,627)	(1,464)
Income attributable to noncontrolling interests	(1,390)	(1,191)	(2,597)	(2,779)
Net income attributable to common shareholders	$86,782	104,796	$184,063	300,024

Income per common share - basic	$0.51	0.61	$1.08	1.75
Income per common share - diluted	$0.51	0.61	$1.07	1.74

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$88,172	105,987	$186,660	302,803
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	5,457	4,436	2,721	13,404
Reclassification adjustment of derivative instruments included in net income	(1,649)	481	(3,141)	1,491
Unrealized (loss) gain on available-for-sale debt securities	(115)	(223)	77	(977)
Other comprehensive income (loss)	3,693	4,694	(343)	13,918
Comprehensive income	91,865	110,681	186,317	316,721
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,390	1,191	2,597	2,779
Other comprehensive income (loss) attributable to noncontrolling interests	284	542	(119)	1,303
Comprehensive income attributable to noncontrolling interests	1,674	1,733	2,478	4,082
Comprehensive income attributable to the Company	$90,191	108,948	$183,839	312,639

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended June 30, 2023 and 2022

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at March 31, 2022	$1,714	(23,831)	7,882,764	(1,764)	(1,726,556)	6,132,327	35,876	37,489	73,365	6,205,692
Net income	—	—	—	—	104,796	104,796	452	739	1,191	105,987
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	3,743	—	3,743	17	453	470	4,213
Amounts reclassified from accumulated other comprehensive income	—	—	—	409	—	409	3	69	72	481
Deferred compensation plan, net	—	(51)	51	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	4,366	—	—	4,366	—	—	—	4,366
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	3	—	—	3	—	—	—	3
Common stock repurchased and retired	(13)	—	(75,406)	—	—	(75,419)	—	—	—	(75,419)
Common stock issued under dividend reinvestment plan	—	—	134	—	—	134	—	—	—	134
Common stock issued for partnership units exchanged	—	—	1,275	—	—	1,275	(1,275)	—	(1,275)	—
Common stock issued, net of issuance costs	10	—	61,274	—	—	61,284	—	—	—	61,284
Contributions from partners	—	—	—	—	—	—	—	10,446	10,446	10,446
Distributions to partners	—	—	—	—	—	—	—	(2,705)	(2,705)	(2,705)
Cash dividends declared:
Common stock/unit ($0.625 per share)	—	—	—	—	(107,885)	(107,885)	(462)	—	(462)	(108,347)
Balance at June 30, 2022	$1,711	(23,882)	7,874,461	2,388	(1,729,645)	6,125,033	34,611	46,491	81,102	6,206,135

Balance at March 31, 2023	$1,710	(25,699)	7,856,426	3,927	(1,779,043)	6,057,321	34,411	47,703	82,114	6,139,435
Net income	—	—	—	—	86,782	86,782	550	840	1,390	88,172
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	4,886	—	4,886	32	424	456	5,342
Amounts reclassified from accumulated other comprehensive income	—	—	—	(1,477)	—	(1,477)	(10)	(162)	(172)	(1,649)
Deferred compensation plan, net	—	1,023	(1,023)	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	4,105	—	—	4,105	—	—	—	4,105
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(406)	—	—	(406)	—	—	—	(406)
Common stock issued under dividend reinvestment plan	—	—	157	—	—	157	—	—	—	157
Common stock issued, net of issuance costs	—	—	(10)	—	—	(10)	—	—	—	(10)
Contributions from partners	—	—	—	—	—	—	—	1,428	1,428	1,428
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	20,000	—	20,000	20,000
Distributions to partners	—	—	—	—	—	—	—	(941)	(941)	(941)
Cash dividends declared:
Common stock/unit ($0.650 per share)	—	—	—	—	(111,145)	(111,145)	(702)	—	(702)	(111,847)
Balance at June 30, 2023	$1,710	(24,676)	7,859,249	7,336	(1,803,406)	6,040,213	54,281	49,292	103,573	6,143,786

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the six months ended June 30, 2023 and 2022

(in thousands, except per share data)

(unaudited)

							Noncontrolling Interests
	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$1,712	(22,758)	7,883,458	(10,227)	(1,814,814)	6,037,371	35,447	37,114	72,561	6,109,932
Net income	—	—	—	—	300,024	300,024	1,315	1,464	2,779	302,803
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	11,280	—	11,280	54	1,093	1,147	12,427
Amounts reclassified from accumulated other comprehensive income	—	—	—	1,335	—	1,335	7	149	156	1,491
Deferred compensation plan, net	—	(1,124)	1,124	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	8,572	—	—	8,574	—	—	—	8,574
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(6,088)	—	—	(6,088)	—	—	—	(6,088)
Common stock repurchased and retired	(13)	—	(75,406)	—	—	(75,419)	—	—	—	(75,419)
Common stock issued under dividend reinvestment plan	—	—	252	—	—	252	—	—	—	252
Common stock issued for partnership units exchanged	—	—	1,275	—	—	1,275	(1,275)	—	(1,275)	—
Common stock issued, net of issuance costs	10	—	61,274	—	—	61,284	—	—	—	61,284
Contributions from partners	—	—	—	—	—	—	—	10,446	10,446	10,446
Distributions to partners	—	—	—	—	—	—	—	(3,775)	(3,775)	(3,775)
Cash dividends declared:
Common stock/unit ($1.250 per share)	—	—	—	—	(214,855)	(214,855)	(937)	—	(937)	(215,792)
Balance at June 30, 2022	$1,711	(23,882)	7,874,461	2,388	(1,729,645)	6,125,033	34,611	46,491	81,102	6,206,135

Balance at December 31, 2022	$1,711	(24,461)	7,877,152	7,560	(1,764,977)	6,096,985	34,489	46,565	81,054	6,178,039
Net income	—	—	—	—	184,063	184,063	970	1,627	2,597	186,660
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	2,570	—	2,570	21	207	228	2,798
Amounts reclassified from accumulated other comprehensive income	—	—	—	(2,794)	—	(2,794)	(15)	(332)	(347)	(3,141)
Deferred compensation plan, net	—	(215)	215	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	2	—	8,922	—	—	8,924	—	—	—	8,924
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	(7,326)	—	—	(7,326)	—	—	—	(7,326)
Common stock repurchased and retired	(3)	—	(20,003)	—	—	(20,006)	—	—	—	(20,006)
Common stock issued under dividend reinvestment plan	—	—	299	—	—	299	—	—	—	299
Common stock issued, net of issuance costs	—	—	(10)	—	—	(10)	—	—	—	(10)
Contributions from partners	—	—	—	—	—	—	—	3,205	3,205	3,205
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	20,000	—	20,000	20,000
Distributions to partners	—	—	—	—	—	—	—	(1,980)	(1,980)	(1,980)
Cash dividends declared:
Common stock/unit ($1.300 per share)	—	—	—	—	(222,492)	(222,492)	(1,184)	—	(1,184)	(223,676)
Balance at June 30, 2023	$1,710	(24,676)	7,859,249	7,336	(1,803,406)	6,040,213	54,281	49,292	103,573	6,143,786

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2023 and 2022

(in thousands)

(unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$186,660	302,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,868	157,192
Amortization of deferred loan costs and debt premiums	2,983	2,821
(Accretion) and amortization of above and below market lease intangibles, net	(13,842)	(10,528)
Stock-based compensation, net of capitalization	8,854	8,501
Equity in income of investments in real estate partnerships	(23,785)	(36,646)
Gain on sale of real estate, net of tax	(331)	(106,239)
Distribution of earnings from investments in real estate partnerships	31,869	29,207
Deferred compensation expense (income)	2,940	(7,007)
Realized and unrealized (gain) loss on investments	(3,376)	8,033
Changes in assets and liabilities:
Tenant and other receivables	(14,549)	(8,252)
Deferred leasing costs	(3,591)	(4,263)
Other assets	(17,951)	(8,353)
Accounts payable and other liabilities	6,091	(172)
Tenants' security, escrow deposits and prepaid rent	6,837	660
Net cash provided by operating activities	334,677	327,757
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $3,061 in 2022	—	(139,775)
Real estate development and capital improvements	(100,114)	(99,470)
Proceeds from sale of real estate and FF&E	3,745	136,421
Issuance of notes receivable	(4,000)	—
Investments in real estate partnerships	(3,109)	(11,549)
Return of capital from investments in real estate partnerships	3,644	48,473
Dividends on investment securities	420	214
Acquisition of investment securities	(2,748)	(8,313)
Proceeds from sale of investment securities	10,751	8,737
Net cash used in investing activities	(91,411)	(65,262)
Cash flows from financing activities:
Net proceeds from common stock issuance	(10)	61,284
Repurchase of common shares in conjunction with equity award plans	(7,621)	(6,388)
Common shares repurchased through share repurchase program	(20,006)	(71,898)
Proceeds from sale of treasury stock	28	64
Contributions from limited partners in consolidated partnerships, net	1,225	1,234
Distributions to exchangeable operating partnership unit holders	(964)	(950)
Dividends paid to common shareholders	(222,275)	(213,868)
Proceeds from unsecured credit facilities	235,000	75,000
Repayment of unsecured credit facilities	(235,000)	(75,000)
Proceeds from notes payable	15,500	—
Repayment of notes payable	(29,616)	—
Scheduled principal payments	(5,054)	(5,728)
Payment of loan costs	(141)	(82)
Net cash used in financing activities	(268,934)	(236,332)
Net (decrease) increase in cash and cash equivalents and restricted cash	(25,668)	26,163
Cash and cash equivalents and restricted cash at beginning of the period	68,776	95,027
Cash and cash equivalents and restricted cash at end of the period	$43,108	121,190

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2023 and 2022

(in thousands)

(unaudited)

	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,534 and $1,815 in 2023 and 2022, respectively)	$71,091	70,876
Cash paid for income taxes, net of refunds	$573	370
Supplemental disclosure of non-cash transactions:
Common stock and exchangeable operating partnership dividends declared but not paid	$111,847	108,215
Acquisition of real estate previously held within investments in real estate partnerships	$—	17,179
Mortgage loans assumed by Company with the acquisition of real estate	$—	22,779
Common stock issued for partnership units exchanged	$—	1,275
Accrued common stock repurchase in Accounts payable and other liabilities	$—	3,521
Exchangeable operating partnership units issued for acquisition of real estate	$20,000	—
Change in accrued capital expenditures	$9,011	5,050
Common stock issued under dividend reinvestment plan	$299	252
Stock-based compensation capitalized	$366	373
Contributions from limited partners in consolidated partnerships	$—	5,436
Common stock issued for dividend reinvestment in trust	$617	555
Contribution of stock awards into trust	$1,844	2,022
Distribution of stock held in trust	$2,245	566
Change in fair value of securities	$98	1,236

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

June 30, 2023 and December 31, 2022

(in thousands, except unit data)

	2023	2022
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$11,953,086	11,858,064
Less: accumulated depreciation	2,549,937	2,415,860
Real estate assets, net	9,403,149	9,442,204
Investments in real estate partnerships	342,439	350,377
Net real estate investments	9,745,588	9,792,581
Cash, cash equivalents, and restricted cash, including $3,259 and $2,310 of restricted cash at June 30, 2023 and December 31, 2022, respectively	43,108	68,776
Tenant and other receivables	206,053	188,863
Deferred leasing costs, less accumulated amortization of $120,436 and $117,137 at June 30, 2023 and December 31, 2022, respectively	69,788	68,945
Acquired lease intangible assets, less accumulated amortization of $345,131 and $338,053 at June 30, 2023 and December 31, 2022, respectively	178,849	197,745
Right of use assets, net	303,716	275,513
Other assets	280,843	267,797
Total assets	$10,827,945	10,860,220
Liabilities and Capital
Liabilities:
Notes payable	$3,709,074	3,726,754
Accounts payable and other liabilities	317,894	317,259
Acquired lease intangible liabilities, less accumulated amortization of $201,440 and $193,315 at June 30, 2023 and December 31, 2022, respectively	336,636	354,204
Lease liabilities	243,462	213,722
Tenants' security, escrow deposits and prepaid rent	77,093	70,242
Total liabilities	4,684,159	4,682,181
Capital:
Partners' capital:
General partner; 170,998,004 and 171,124,593 units outstanding at June 30, 2023 and December 31, 2022, respectively	6,032,877	6,089,425
Limited partners; 1,080,137 and 741,433 units outstanding at June 30, 2023 and December 31, 2022 respectively	54,281	34,489
Accumulated other comprehensive income	7,336	7,560
Total partners' capital	6,094,494	6,131,474
Noncontrolling interest: Limited partners' interests in consolidated partnerships	49,292	46,565
Total capital	6,143,786	6,178,039
Total liabilities and capital	$10,827,945	10,860,220

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Lease income	$304,458	292,864	$613,259	586,509
Other property income	2,683	2,720	5,821	5,824
Management, transaction, and other fees	7,106	6,499	13,144	13,183
Total revenues	314,247	302,083	632,224	605,516
Operating expenses:
Depreciation and amortization	83,161	79,350	165,868	157,192
Property operating expense	54,394	47,750	105,416	94,211
Real estate taxes	38,509	36,700	76,986	73,569
General and administrative	25,065	17,645	50,345	36,437
Other operating expenses	1,682	617	1,185	2,790
Total operating expenses	202,811	182,062	399,800	364,199
Other expense (income):
Interest expense, net	36,956	36,699	73,349	73,437
Gain on sale of real estate, net of tax	(81)	(4,291)	(331)	(106,239)
Net investment (income) loss	(1,742)	5,468	(3,469)	7,962
Total other expense (income)	35,133	37,876	69,549	(24,840)
Income from operations before equity in income of investments in real estate partnerships	76,303	82,145	162,875	266,157
Equity in income of investments in real estate partnerships	11,869	23,842	23,785	36,646
Net income	88,172	105,987	186,660	302,803
Limited partners' interests in consolidated partnerships	(840)	(739)	(1,627)	(1,464)
Net income attributable to common unit holders	$87,332	105,248	$185,033	301,339

Income per common share - basic	$0.51	0.61	$1.08	1.75
Income per common share - diluted	$0.51	0.61	$1.07	1.74

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$88,172	105,987	$186,660	302,803
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	5,457	4,436	2,721	13,404
Reclassification adjustment of derivative instruments included in net income	(1,649)	481	(3,141)	1,491
Unrealized (loss) gain on available-for-sale debt securities	(115)	(223)	77	(977)
Other comprehensive income (loss)	3,693	4,694	(343)	13,918
Comprehensive income	91,865	110,681	186,317	316,721
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	840	739	1,627	1,464
Other comprehensive income (loss) attributable to noncontrolling interests	262	522	(125)	1,242
Comprehensive income attributable to noncontrolling interests	1,102	1,261	1,502	2,706
Comprehensive income attributable to the Partnership	$90,763	109,420	$184,815	314,015

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended June 30, 2023 and 2022

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at March 31, 2022	$6,134,091	35,876	(1,764)	6,168,203	37,489	6,205,692
Net income	104,796	452	—	105,248	739	105,987
Other comprehensive income				—
Other comprehensive income before reclassification	—	17	3,743	3,760	453	4,213
Amounts reclassified from accumulated other comprehensive income	—	3	409	412	69	481
Contributions from partners	—	—	—	—	10,446	10,446
Distributions to partners	(107,885)	(462)	—	(108,347)	(2,705)	(111,052)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	4,366	—	—	4,366	—	4,366
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(75,419)	—	—	(75,419)	—	(75,419)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	61,284	—	—	61,284	—	61,284
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	137	—	—	137	—	137
Common units exchanged for common stock of Parent Company	1,275	(1,275)	—	—	—	—
Balance at June 30, 2022	$6,122,645	34,611	2,388	6,159,644	46,491	6,206,135

Balance at March 31, 2023	$6,053,394	34,411	3,927	6,091,732	47,703	6,139,435
Net income	86,782	550	—	87,332	840	88,172
Other comprehensive income
Other comprehensive income before reclassification	—	32	4,886	4,918	424	5,342
Amounts reclassified from accumulated other comprehensive loss	—	(10)	(1,477)	(1,487)	(162)	(1,649)
Contributions from partners	—	—	—	—	1,428	1,428
Issuance of exchangeable operating partnership units	—	20,000	—	20,000	—	20,000
Distributions to partners	(111,145)	(702)	—	(111,847)	(941)	(112,788)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	4,105	—	—	4,105	—	4,105
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	(10)	—	—	(10)	—	(10)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(249)	—	—	(249)	—	(249)
Balance at June 30, 2023	$6,032,877	54,281	7,336	6,094,494	49,292	6,143,786

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the six months ended June 30, 2023 and 2022

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests in Limited Partners' Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2021	$6,047,598	35,447	(10,227)	6,072,818	37,114	6,109,932
Net income	300,024	1,315	—	301,339	1,464	302,803
Other comprehensive income
Other comprehensive income before reclassification	—	54	11,280	11,334	1,093	12,427
Amounts reclassified from accumulated other comprehensive income	—	7	1,335	1,342	149	1,491
Contributions from partners	—	—	—	—	10,446	10,446
Distributions to partners	(214,855)	(937)	—	(215,792)	(3,775)	(219,567)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	8,574	—	—	8,574	—	8,574
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(75,419)			(75,419)		(75,419)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	61,284	—	—	61,284	—	61,284
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(5,836)	—	—	(5,836)	—	(5,836)
Common units exchanged for common stock of Parent Company	1,275	(1,275)	—	—	—	—
Balance at June 30, 2022	$6,122,645	34,611	2,388	6,159,644	46,491	6,206,135

Balance at December 31, 2022	$6,089,425	34,489	7,560	6,131,474	46,565	6,178,039
Net income	184,063	970	—	185,033	1,627	186,660
Other comprehensive income
Other comprehensive income before reclassification	—	21	2,570	2,591	207	2,798
Amounts reclassified from accumulated other comprehensive income	—	(15)	(2,794)	(2,809)	(332)	(3,141)
Contributions from partners	—	—	—	—	3,205	3,205
Issuance of exchangeable operating partnership units	—	20,000	—	20,000	—	20,000
Distributions to partners	(222,492)	(1,184)	—	(223,676)	(1,980)	(225,656)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	8,924	—	—	8,924	—	8,924
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(20,006)	—	—	(20,006)	—	(20,006)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	(10)	—	—	(10)	—	(10)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(7,027)	—	—	(7,027)	—	(7,027)
Balance at June 30, 2023	$6,032,877	54,281	7,336	6,094,494	49,292	6,143,786

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2023 and 2022

(in thousands)

(unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$186,660	302,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,868	157,192
Amortization of deferred loan costs and debt premiums	2,983	2,821
(Accretion) and amortization of above and below market lease intangibles, net	(13,842)	(10,528)
Stock-based compensation, net of capitalization	8,854	8,501
Equity in income of investments in real estate partnerships	(23,785)	(36,646)
Gain on sale of real estate, net of tax	(331)	(106,239)
Distribution of earnings from investments in real estate partnerships	31,869	29,207
Deferred compensation expense (income)	2,940	(7,007)
Realized and unrealized (gain) loss on investments	(3,376)	8,033
Changes in assets and liabilities:
Tenant and other receivables	(14,549)	(8,252)
Deferred leasing costs	(3,591)	(4,263)
Other assets	(17,951)	(8,353)
Accounts payable and other liabilities	6,091	(172)
Tenants' security, escrow deposits and prepaid rent	6,837	660
Net cash provided by operating activities	334,677	327,757
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $3,061 in 2022	—	(139,775)
Real estate development and capital improvements	(100,114)	(99,470)
Proceeds from sale of real estate and FF&E	3,745	136,421
Issuance of notes receivable	(4,000)	—
Investments in real estate partnerships	(3,109)	(11,549)
Return of capital from investments in real estate partnerships	3,644	48,473
Dividends on investment securities	420	214
Acquisition of investment securities	(2,748)	(8,313)
Proceeds from sale of investment securities	10,751	8,737
Net cash used in investing activities	(91,411)	(65,262)
Cash flows from financing activities:
Net proceeds from common stock issuance	(10)	61,284
Repurchase of common shares in conjunction with equity award plans	(7,621)	(6,388)
Common units repurchased through share repurchase program	(20,006)	(71,898)
Proceeds from sale of treasury stock	28	64
Contributions from limited partners in consolidated partnerships, net	1,225	1,234
Distributions to partners	(223,239)	(214,818)
Proceeds from unsecured credit facilities	235,000	75,000
Repayment of unsecured credit facilities	(235,000)	(75,000)
Proceeds from notes payable	15,500	—
Repayment of notes payable	(29,616)	—
Scheduled principal payments	(5,054)	(5,728)
Payment of loan costs	(141)	(82)
Net cash used in financing activities	(268,934)	(236,332)
Net (decrease) increase in cash and cash equivalents and restricted cash	(25,668)	26,163
Cash and cash equivalents and restricted cash at beginning of the period	68,776	95,027
Cash and cash equivalents and restricted cash at end of the period	$43,108	121,190

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2023 and 2022

(in thousands)

(unaudited)

	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,534 and $1,815 in 2023 and 2022, respectively)	$71,091	70,876
Cash paid for income taxes, net of refunds	$573	370
Supplemental disclosure of non-cash transactions:
Common stock and exchangeable operating partnership dividends declared but not paid	$111,847	108,215
Acquisition of real estate previously held within investments in real estate partnerships	$—	17,179
Mortgage loans assumed by Company with the acquisition of real estate	$—	22,779
Common stock issued by Parent Company for partnership units exchanged	$—	1,275
Accrued common stock repurchase in Accounts payable and other liabilities	$—	3,521
Exchangeable operating partnership units issued for acquisition of real estate	$20,000	—
Change in accrued capital expenditures	$9,011	5,050
Common stock issued by Parent Company for dividend reinvestment plan	$299	252
Stock-based compensation capitalized	$366	373
Contributions from limited partners in consolidated partnerships	$—	5,436
Common stock issued for dividend reinvestment in trust	$617	555
Contribution of stock awards into trust	$1,844	2,022
Distribution of stock held in trust	$2,245	566
Change in fair value of securities	$98	1,236

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

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

As of June 30, 2023, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 310 properties and held partial interests in an additional 96 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Pending Acquisition of Urstadt Biddle Properties Inc.

On May 17, 2023, the Parent Company entered into an Agreement and Plan of Merger (the “merger agreement”) by and among the Parent Company, Hercules Merger Sub, LLC, a wholly owned subsidiary of the Parent Company (“Merger Sub”), Urstadt Biddle Properties Inc. (“UBP” or “Urstadt Biddle”), UB Maryland I, Inc., a wholly owned subsidiary of Urstadt Biddle (“UB Sub I”), and UB Maryland II, Inc., a wholly owned subsidiary of UB Sub I (“UB Sub II”), pursuant to which, subject to the satisfaction or waiver of certain conditions, (a) UB Sub II will be merged with and into Urstadt Biddle (the “first merger”), with Urstadt Biddle surviving the first merger as a wholly owned subsidiary of UB Sub I, and (b) following the first merger, UB Sub I will be merged with and into Merger Sub (the “second merger” and together with the first merger, the “mergers”), with Merger Sub being the surviving entity in the second merger. The combined company will retain the Regency name and continue to trade under the ticker symbol “REG” on the National Association of Securities Dealers Automated Quotations (the “NASDAQ”). On the terms and subject to the conditions set forth in the merger agreement, which has been approved by the boards of directors of Regency Centers Corporation and UBP, at the effective time of the first merger (the “first merger effective time”), each share of Urstadt Biddle’s common stock, par value $0.01 per share (“Urstadt Biddle common stock”), class A common stock, par value $0.01 per share (“Urstadt Biddle Class A common stock” and, together with Urstadt Biddle common stock, the “Urstadt Biddle common shares”), 6.25% Series H Cumulative Redeemable Preferred Stock and 5.875% Series K Cumulative Redeemable Preferred Stock will be converted into one equivalent share in UB Sub I, with respect to each class, subject to limited exceptions set forth in the merger agreement. Immediately thereafter, at the effective time of the second merger (the “second merger effective time”), each share of UB Sub I’s common stock, par value $0.01 per share, and class A common stock, par value $0.01 per share, will be converted into 0.347 of a share of common stock, par value $0.01 per share, of common stock of the Parent Company, without interest and subject to certain adjustments, subject to limited exceptions set forth in the merger agreement, and each share of UB Sub I’s 6.25% Series H Cumulative Redeemable Preferred Stock and 5.875% Series K Cumulative Redeemable Preferred Stock will be converted into one share of newly issued Parent Company 6.25% Series A Cumulative Redeemable Preferred Stock (“Parent Company Series A preferred stock”) and 5.875% Series B Cumulative Redeemable Preferred Stock (“Parent Company Series B preferred stock”), respectively. The closing of the mergers is subject to certain conditions, including the requisite approval from the stockholders of UBP (a special meeting of the stockholders of UBP to vote on the mergers is scheduled to be held on August 16, 2023), the receipt of certain tax opinions by Regency Centers Corporation and UBP, and other customary closing conditions. The mergers are expected to close mid-to-late August, 2023. However, the Company cannot predict with certainty when, or if, the mergers will be completed because completion of the mergers is subject to conditions beyond the control of the Company. In connection with the proposed transaction, on July 12, 2023, Regency Centers Corporation filed with the Securities and Exchange Commission a registration statement on Form S-4 that included a proxy statement of UBP and constituted a prospectus of Regency.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

Risks and Uncertainties

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent continue to be influenced by current economic challenges, which impact their cost of doing business, including but not limited to the impact of inflation, the cost and availability of labor, increasing energy prices and interest rates, and access to credit. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States of America ("U.S.", "USA" or "United States"). The policies implemented by the U.S. government to address these issues, including raising interest rates, could result in adverse impacts on the U.S. economy, including a slowing of growth and potentially a recession, thereby impacting consumer spending, tenants' businesses, and/or decreasing future demand for space in shopping centers. The potential impact of current economic challenges on the Company's financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties.

Consolidation

The Company consolidates properties that are wholly-owned and properties where it owns less than 100%, but has control over the activities most important to the overall success of the partnership. Control is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities ("VIEs") and voting interest entities.

Ownership of the Operating Partnership

The Operating Partnership's capital includes general and limited common Partnership Units. As of June 30, 2023, the Parent Company owned approximately 99.4% of the outstanding common Partnership Units of the Operating Partnership, with the remaining limited common Partnership Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). Each EOP unit is exchangeable for cash or one share of common stock of the Parent Company, at the discretion of the Parent Company, and the unit holder cannot require redemption in cash or other assets (i.e. registered shares of the Parent). The Parent Company has evaluated the conditions as specified under Accounting Standards Codification ("ASC") Topic 480, Distinguishing Liabilities from Equity, as it relates to EOP units outstanding and concluded that the Parent Company has the right to satisfy the redemption requirements of the units by delivering shares of unregistered common stock. Accordingly, the Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities of the Operating Partnership. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company's only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

Real Estate Partnerships

As of June 30, 2023, Regency had a partial ownership interest in 108 properties through partnerships, of which 12 are consolidated. Regency's partners include institutional investors and other real estate developers and/or operators (the "Partners" or "Limited Partners"). Regency has a variable interest in these entities through its equity interests, with Regency the primary beneficiary in certain of these real estate partnerships. As such, Regency consolidates the partnerships into its financial statements for which it is the primary beneficiary and reports the limited partners' interests as noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not control, but has significant influence, Regency recognizes its investment in them using the equity method of accounting.

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

The major classes of assets, liabilities, and non-controlling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Assets
Net real estate investments	$132,744	107,725
Cash, cash equivalents and restricted cash	2,794	2,420
Liabilities
Notes payable	3,702	4,188
Equity
Limited partners' interests in consolidated partnerships	24,478	24,364

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

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Timing of satisfaction of performance obligations	2023	2022	2023	2022
Management, transaction, and other fees:
Property management services	Over time	$3,487	3,310	$6,945	6,928
Asset management services	Over time	1,648	1,669	3,277	3,425
Leasing services	Point in time	1,096	1,171	1,814	2,167
Other transaction fees	Point in time	875	349	1,108	663
Total management, transaction, and other fees		$7,106	6,499	$13,144	13,183

The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $17.1 million and $16.4 million, as of June 30, 2023 and December 31, 2022, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

2.	Real Estate Investments

The following tables detail the properties acquired for the periods set forth below:

(in thousands)		Six months ended June 30, 2023
Date Purchased	Property Name	City/State	Property Type	Regency Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (1)	Intangible Assets (1)	Intangible Liabilities (1)
Consolidated
5/1/2023	Sienna Phase 1	Houston, TX	Development	100%	2,695	—	—	—
5/18/2023	SunVet	Holbrook, NY	Development	99%	24,140	—	—	—
Total property acquisitions					$26,835	—	—	—

(in thousands)		Six months ended June 30, 2022
Date Purchased	Property Name	City/State	Property Type	Regency Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (1)	Intangible Assets (1)	Intangible Liabilities (1)
Consolidated
3/1/2022	Glenwood Green	Old Bridge, NJ	Development	70%	11,000	—	—	—
3/31/2022	Island Village	Bainbridge Island, WA	Operating	100%	30,650	—	2,900	6,839
4/1/2022	Apple Valley (2)	Apple Valley, MN	Operating	100%	34,070	—	4,773	490
4/1/2022	Cedar Commons (2)	Minneapolis, MN	Operating	100%	29,330	—	4,369	58
4/1/2022	Corral Hollow (2)	Tracy, CA	Operating	100%	40,600	—	3,410	74
4/1/2022	Shops at the Columbia (2)	Washington, DC	Operating	100%	14,000	—	889	181
5/6/2022	Baederwood Shoppes	Jenkintown, PA	Operating	80%	51,603	22,779	5,796	1,062
Total consolidated					211,253	22,779	22,137	8,704
Unconsolidated
3/25/2022	Naperville Plaza	Naperville, IL	Operating	20%	52,380	22,074	4,336	814
6/24/2022	Baybrook East 1B	Houston, TX	Development	50%	5,540	—	—	—
Total unconsolidated					$57,920	22,074	4,336	814
Total property acquisitions					$269,173	44,853	26,473	9,518
(1)
Amounts for purchase price and allocation are reflected at 100%.
(2)
These properties were part of the four property portfolio purchased from an existing unconsolidated real partnership, RegCal, LLC, in which the Company held a 25% ownership interest. The basis allocated to Real estate assets was $93.2 million on a combined basis, including the Company's carry over basis related to its 25% previously owned equity investment in the partnership.

3.	Property Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except number sold data)	2023	2022	2023	2022
Net proceeds from sale of real estate investments	$142	11,497	$3,065	136,421
Gain on sale of real estate, net of tax	81	4,291	331	106,239
Number of operating properties sold	—	—	—	1
Number of land parcels sold	—	2	1	3
Percent interest sold	100%	100%	100%	100%

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the dates set forth below:

(in thousands)	June 30, 2023	December 31, 2022
Goodwill	$167,062	167,062
Investments	49,616	54,581
Prepaid and other	49,287	28,615
Derivative assets	5,915	6,575
Furniture, fixtures, and equipment, net ("FF&E")	4,953	5,808
Deferred financing costs, net	4,010	5,156
Total other assets	$280,843	267,797

5.	Notes Payable and Unsecured Credit Facilities

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	June 30, 2023	December 31, 2022
Notes payable:
Fixed rate mortgage loans	3.9%	3.4%	$326,471	342,135
Variable rate mortgage loans (1)	3.8%	3.9%	132,039	136,246
Fixed rate unsecured debt	3.8%	4.0%	3,250,564	3,248,373
Total notes payable			3,709,074	3,726,754
Unsecured credit facilities:
$1.25 Billion Line of Credit (the "Line") (2)	6.0%	6.4%	—	—
Total debt outstanding			$3,709,074	3,726,754
(1)
Five of these six variable rate loans, representing $129.8 million of debt in the aggregate, have interest rate swaps in place to mitigate interest rate fluctuation risk. Based on these swap agreements, the effective fixed rates of the five loans range from 2.5% to 6.0%.
(2)
Weighted average effective rate for the Line is calculated based on a fully drawn Line balance using the period end variable rate.

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	June 30, 2023
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2023 (2)	$4,490	30,592	—	35,082
2024	5,044	90,742	250,000	345,786
2025	3,942	43,750	250,000	297,692
2026	4,127	127,096	200,000	331,223
2027	3,788	137,915	525,000	666,703
Beyond 5 Years	2,873	319	2,050,000	2,053,192
Unamortized debt premium/(discount) and issuance costs	—	3,832	(24,436)	(20,604)
Total	$24,264	434,246	3,250,564	3,709,074
(1)
Includes unsecured public and private debt and unsecured credit facilities.
(2)
Reflects scheduled principal payments and maturities for the remainder of the year.

The Company was in compliance as of June 30, 2023, with all financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities and expects to remain in compliance thereafter.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

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

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	June 30, 2023	December 31, 2022
12/1/16	11/1/23	30,806	SOFR	1.490%	407	883
9/17/19	3/17/25	24,000	SOFR	1.443%	1,357	1,443
12/20/19	12/19/26	24,365	SOFR	1.684%	1,938	1,939
2/24/23	12/31/26	15,435	SOFR	4.229%	(25)	152
6/2/17	6/2/27	35,160	SOFR	2.261%	2,213	2,158
					$5,890	6,575
(1)
Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of June 30, 2023, does not have any derivatives that are not designated as hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

The following table represents the effect of the derivative financial instruments on the accompanying Consolidated Financial Statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
(in thousands)	2023	2022		2023	2022		2023	2022
Interest rate swaps	$5,457	4,436	Interest expense	$(1,649)	481	Interest expense, net	$36,956	36,699

	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
(in thousands)	2023	2022		2023	2022		2023	2022
Interest rate swaps	$2,721	13,404	Interest expense	$(3,141)	1,491	Interest expense, net	$73,349	73,437

As of June 30, 2023, the Company expects approximately $5.8 million of accumulated comprehensive income on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

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

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in ASC Topic 842:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease income
Fixed and in-substance fixed lease income	$220,191	211,838	$439,831	419,340
Variable lease income	74,337	67,890	155,118	139,916
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	8,751	5,613	14,616	11,302
Uncollectible straight-line rent	1,522	2,623	2,100	4,905
Uncollectible amounts billable in lease income	(343)	4,900	1,594	11,046
Total lease income	$304,458	292,864	$613,259	586,509

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

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

The following table represents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

(in thousands)	June 30, 2023	December 31, 2022
Tenant receivables	$28,239	31,486
Straight-line rent receivables	133,690	128,214
Other receivables (1)	44,124	29,163
Total tenant and other receivables	$206,053	188,863
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

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,709,074	3,367,758	3,726,754	3,333,378

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of June 30, 2023, and December 31, 2022, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

June 30, 2023

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment (income) loss in the accompanying Consolidated Statements of Operations, and include unrealized gains of $1.4 million and unrealized losses of $5.5 million during the three months ended June 30, 2023 and 2022, respectively, and unrealized gains of $3.0 million and unrealized losses of $8.5 million during the six months ended June 30, 2023 and 2022, respectively.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$34,471	34,471	—	—
Available-for-sale debt securities	15,145	—	15,145	—
Interest rate derivatives	5,915	—	5,915	—
Total	$55,531	34,471	21,060	—
Liabilities:
Interest rate derivatives	$(25)	—	(25)	—

	Fair Value Measurements as of December 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$40,089	40,089	—	—
Available-for-sale debt securities	14,492	—	14,492	—
Interest rate derivatives	6,575	—	6,575	—
Total	$61,156	40,089	21,067	—

9.	Equity and Capital

Common Stock of the Parent Company

Dividends Declared

On August 1, 2023, our Board of Directors declared a common stock dividend of $0.65 per share, payable on October 4, 2023, to shareholders of record as of September 14, 2023.

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

During the six months ended June 30, 2023, the Company executed multiple trades to repurchase 349,519 common shares under the Repurchase Program for a total of $20.0 million at a weighted average price of $57.22 per share. All repurchased shares were retired on the respective settlement dates. At June 30, 2023, $230.0 million remained available under the Repurchase Program.

Common Units of the Operating Partnership

Common units of the Operating Partnership are issued, or redeemed and retired, for each of the shares of Parent Company common shares issued or repurchased, as described above.

In May 2023, the Operating Partnership issued 338,704 exchangeable operating partnership units, valued at $20.0 million, as partial purchase price consideration for a development property.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

10.	Stock-Based Compensation

During the six months ended June 30, 2023, the Company granted 301,099 shares of restricted stock with a weighted-average grant-date fair value of $68.29 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and recognizes forfeitures as they occur.

11.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Income attributable to common shareholders - basic	$86,782	104,796	$184,063	300,024
Income attributable to common shareholders - diluted	$86,782	104,796	$184,063	300,024
Denominator:
Weighted average common shares outstanding for basic EPS	170,990	172,064	171,100	171,692
Weighted average common shares outstanding for diluted EPS (1)	171,275	172,424	171,369	172,036
Income per common share – basic	$0.51	0.61	$1.08	1.75
Income per common share – diluted	$0.51	0.61	$1.07	1.74
(1)
Includes the dilutive impact of unvested restricted stock.

Income attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and EOP units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average EOP units outstanding were 901,480 and 741,433 for the three months ended June 30, 2023 and 2022, respectively, and were 822,346 and 755,393 for the six months ended June 30, 2023 and 2022, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit ("EPU"):

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Income attributable to common unit holders - basic	$87,332	105,248	$185,033	301,339
Income attributable to common unit holders - diluted	$87,332	105,248	$185,033	301,339
Denominator:
Weighted average common units outstanding for basic EPU	171,891	172,805	171,922	172,448
Weighted average common units outstanding for diluted EPU (1)	172,176	173,165	172,192	172,791
Income per common unit – basic	$0.51	0.61	$1.08	1.75
Income per common unit – diluted	$0.51	0.61	$1.07	1.74
(1)
Includes the dilutive impact of unvested restricted stock.

12.	Commitments and Contingencies

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

On May 17, 2023, Regency Centers Corporation (“Regency”) entered into an agreement to acquire Urstadt Biddle Properties Inc. (“Urstadt Biddle”). In connection with the proposed acquisition, Regency filed a registration statement (the “Registration Statement”) with the SEC containing a proxy statement/prospectus that will be used in connection with obtaining approval of the proposed acquisition by the Urstadt Biddle stockholders. One complaint has been filed in Connecticut state court in connection with the proposed acquisition by a purported Urstadt Biddle stockholder, captioned Snitkoff v. Bannon et al., FBT-CV23-6125690-S (Superior Court, Fairfield County, Connecticut, July 19, 2023) (the “Complaint”). The Complaint alleges that the Urstadt Biddle board of directors breached its fiduciary duties under Maryland law in connection with the proposed acquisition and that the Registration Statement fails to disclose allegedly material information. The Complaint also alleges that Regency aided and abetted breaches of fiduciary duty by the Urstadt Biddle board of directors, and that all defendants engaged in negligent misrepresentation and concealment under Connecticut law in connection with the Registration Statement. The complaint seeks various remedies, including, among other things, injunctive relief to prevent the consummation of the proposed acquisition, requiring defendants to file a proxy statement/prospectus that does not contain allegedly false and misleading statements, a declaration that defendants have negligently misrepresented and omitted material facts in the proxy statement/prospectus, and awards of damages and attorney’s fees.

In addition to the Complaint, certain purported stockholders of Urstadt Biddle have sent demand letters (the “Demands,” and together with the Complaint, the “Matters”) alleging deficiencies and/or omissions regarding the disclosures made in the proxy statement/prospectus.

Regency believes that the Matters are without merit and that no supplemental disclosure is required to the Registration Statement or proxy statement/prospectus under any applicable rule, statute, regulation or law.

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

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an aggregate amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance subsidiary and to facilitate the construction of development projects. The Company had $8.4 million and $9.4 million in letters of credit outstanding as of June 30, 2023 and December 31, 2022, respectively.

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

Pending Acquisition of Urstadt Biddle Properties Inc.

On May 17, 2023, the Parent Company entered into a merger agreement by and among the Parent Company, Hercules Merger Sub UBP, UB Sub I, and UB Sub II, pursuant to which, subject to the satisfaction or waiver of certain conditions, (a) UB Sub II will be merged with and into Urstadt Biddle, with Urstadt Biddle surviving the first merger as a wholly owned subsidiary of UB Sub I, and (b) following the first merger, UB Sub I will be merged with and into Merger Sub, with Merger Sub being the surviving entity in the second merger. The combined company will retain the Regency name and continue to trade under the ticker symbol “REG” on the NASDAQ. On the terms and subject to the conditions set forth in the merger agreement, which has been approved by the boards of directors of Regency Centers Corporation and UBP, at the first merger effective time, each Urstadt Biddle common share and each share of 6.25% Series H Cumulative Redeemable Preferred Stock and 5.875% Series K Cumulative Redeemable Preferred Stock will be converted into one equivalent share in UB Sub I, with respect to each class, subject to limited exceptions set forth in the merger agreement. Immediately thereafter, at second merger effective time, each share of UB Sub I’s common stock, par value $0.01 per share, and class A common stock, par value $0.01 per share, will be converted into 0.347 of a share of common stock, par value $0.01 per share, of common stock of the Parent Company, without interest and subject to certain adjustments, subject to limited exceptions set forth in the merger agreement, and each share of UB Sub I’s 6.25% Series H Cumulative Redeemable Preferred Stock and 5.875% Series K Cumulative Redeemable Preferred Stock will be converted into one share of newly issued Parent Company Series A preferred stock and Parent Company Series B preferred stock, respectively. The closing of the mergers is subject to certain conditions, including the requisite approval from the stockholders of UBP (a special meeting of the stockholders of UBP to vote on the mergers is scheduled to be held on August 16, 2023), the receipt of certain tax opinions by Regency Centers Corporation and UBP, and other customary closing conditions. The mergers are expected to close mid-to-late August, 2023. However, the Company cannot predict with certainty when, or if, the mergers will be completed because completion of the mergers is subject to conditions beyond the control of the Company. In connection with the proposed transaction, on July 12, 2023, Regency Centers Corporation filed with the Securities and Exchange Commission a registration statement on Form S-4 that included a proxy statement of UBP and constituted a prospectus of Regency.

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

Overview of Our Strategy

Regency Centers Corporation began operations as a publicly-traded REIT in 1993. All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P. and its wholly-owned subsidiaries, and through our co-investment partnerships. As of June 30, 2023, the Parent Company owned approximately 99.4% of the outstanding common partnership units of the Operating Partnership.

We are a preeminent national owner, operator, and developer of shopping centers located in suburban trade areas with compelling demographics. As of June 30, 2023, we had full or partial ownership interests in 406 retail properties. Our properties are high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban markets within the country's most desirable metro areas and contain approximately 51.3 million square feet ("SF") of gross leasable area ("GLA"). Our mission is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities. Our vision is to elevate quality of life as an integral thread in the fabric of our communities. Our portfolio includes thriving properties merchandised with highly productive grocers, restaurants, service providers, and best-in-class retailers that connect to their neighborhoods, communities, and customers.

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

Risks and Uncertainties

Refer to Item 1, Note 1 to Unaudited Consolidated Financial Statements.

Please also refer to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, and the Risk Factors described in Part II, Item 1A of this Form 10-Q.

Executing on our Strategy

During the six months ended June 30, 2023, we had Net income attributable to common shareholders of $184.1 million as compared to $300.0 million during the six months ended June 30, 2022, which included gains on sale of real estate of $106.2 million.

During the six months ended June 30, 2023:

•
Our Pro-rata same property NOI, excluding termination fees, grew 2.0%, as compared to the six months ended June 30, 2022, primarily attributable to improvements in base rent from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on new and renewal leases.
•
We executed 842 new and renewal leasing transactions representing 3.0 million Pro-rata SF with positive rent spreads of 9.2% during the six months ended June 30, 2023, compared to 934 leasing transactions representing 3.2 million Pro-rata SF with positive rent spreads of 7.6% during the six months ended June 30, 2022. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At June 30, 2023, December 31, 2022, and June 30, 2022 our total property portfolio was 94.6%, 94.8%, and 94.2% leased, respectively. At June 30, 2023, December 31, 2022, and June 30, 2022 our Same Property portfolio was 95.2%, 95.1%, and 94.5% leased, respectively.

We continued our development and redevelopment of high quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects total $410.6 million at June 30, 2023, compared to $300.9 million at December 31, 2022, as further discussed within Liquidity and Capital Resources.
•
Development and redevelopment projects completed during 2023 represent $69.4 million of estimated net project cost, with an average stabilized yield of 8.3%.

We maintained liquidity and financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
We have no unsecured debt maturities until June 2024 and a manageable level of secured mortgage maturities during the next 12 months, including mortgages within our real estate partnerships. At June 30, 2023, we had $1.2 billion available on the Line.
•
At June 30, 2023, our Pro-rata net debt-to-operating EBITDAre ratio on a trailing 12 month basis was 4.9x compared to 5.0x at December 31, 2022.

Property Portfolio

The following table summarizes general information related to the consolidated properties in our portfolio:

(GLA in thousands)	June 30, 2023	December 31, 2022
Number of Properties	310	308
GLA	39,009	38,834
% Leased – Operating and Development	94.5%	94.8%
% Leased – Operating	95.0%	94.9%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$24.21	$23.95

The following table summarizes general information related to the unconsolidated properties owned in co-investment partnerships in our portfolio:

(GLA in thousands)	June 30, 2023	December 31, 2022
Number of Properties	96	96
GLA	12,316	12,311
% Leased – Operating and Development	95.2%	94.8%
% Leased –Operating	95.3%	94.8%
Weighted average annual effective rent PSF, net of tenant concessions	$23.54	$23.15

The following table summarizes Pro-rata occupancy rates of our combined consolidated and unconsolidated shopping center portfolio:

	June 30, 2023	December 31, 2022
Percent Leased – All Properties	94.6%	94.8%
Anchor Space (spaces ≥ 10,000 SF)	96.0%	96.8%
Shop Space (spaces < 10,000 SF)	92.3%	91.5%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our co-investment partnerships (totals as a weighted average PSF):

	Six months ended June 30, 2023
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	13	251	$19.44	$47.72	$5.42
Renewal	47	1,300	16.50	0.48	0.08
Total Anchor Space Leases	60	1,551	$16.97	$8.14	$0.94
Shop Space Leases
New	272	577	$39.42	$41.38	$13.18
Renewal	510	873	36.92	1.62	0.60
Total Shop Space Leases	782	1,450	$37.92	$17.44	$5.60
Total Leases	842	3,001	$27.09	$12.63	$3.19

	Six months ended June 30, 2022
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	11	372	$12.94	$10.42	$5.65
Renewal	49	1,227	18.85	1.50	0.11
Total Anchor Space Leases	60	1,599	$17.47	$3.57	$1.40
Shop Space Leases
New	278	510	$38.71	$37.70	$11.61
Renewal	596	1,103	36.52	1.75	0.82
Total Shop Space Leases	874	1,613	$37.21	$13.12	$4.24
Total Leases	934	3,212	$27.39	$8.37	$2.83

The weighted-average base rent on signed Shop Space leases during 2023 was $37.92 PSF, which is higher than the $35.86 PSF weighted average annual base rent of all Shop Space leases due to expire during the next 12 months. New and renewal rent spreads, compared to prior rents on these same spaces leased, were positive at 9.2% for the six months ended June 30, 2023, compared to 7.6% for the six months ended June 30, 2022.

The success of our tenants in operating their businesses and their corresponding ability to pay us rent continue to be impacted by current economic challenges, which increase their cost of doing business, including, but not limited to, inflation, labor shortages, increasing energy prices, and interest rates. Additionally, macroeconomic and geopolitical risks may create challenges that exacerbate current market conditions in the United States.

These economic conditions could adversely impact our volume of leasing activity, leasing spreads, and financial results generally, as well as adversely affect the business and financial results of our tenants. The aggregate impacts of these current economic challenges may also negatively affect the overall market for retail space, resulting in decreased demand for space in our centers. This, in turn, could result in downward pressure on rents that we are able to charge to new or renewing tenants, such that future new and renewal rent spreads could be adversely impacted as tenants look to manage total occupancy costs. Further, we may experience higher costs for tenant buildouts, as costs of materials and labor may continue to increase and supply and availability of both may become more limited.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification of our properties and by avoiding dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	June 30, 2023
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annual Base Rent (1)
Publix	67	7.1%	3.3%
Kroger Co.	52	7.1%	3.0%
Albertsons Companies, Inc.	46	4.7%	2.9%
Amazon/Whole Foods	37	2.9%	2.8%
TJX Companies, Inc.	64	3.6%	2.6%
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

Although base rent is derived from long-term lease contracts, tenants that file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and significant downtime to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and rejects its leases, we could experience a significant reduction in our revenues. Tenants who are currently in bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 0.6% of our Pro-rata annual base rent, including 0.3% of our Pro-rata annual base rent related to Bed Bath and Beyond.

Results from Operations

Comparison of the three months ended June 30, 2023 and 2022:

Our revenues changed as summarized in the following table:

	Three months ended June 30,
(in thousands)	2023	2022	Change
Lease income
Base rent	$213,977	204,353	9,624
Recoveries from tenants	74,748	68,464	6,284
Percentage rent	1,380	751	629
Uncollectible lease income	(343)	4,900	(5,243)
Other lease income	3,066	3,310	(244)
Straight-line rent	2,879	5,473	(2,594)
Above / below market rent amortization	8,751	5,613	3,138
Total lease income	$304,458	292,864	11,594
Other property income	2,683	2,720	(37)
Management, transaction, and other fees	7,106	6,499	607
Total revenues	$314,247	302,083	12,164

Lease income increased by $11.6 million, on a net basis, primarily driven by the following contractually billable components of rent to the tenants per the lease agreements:

•
$9.6 million increase from billable Base rent, as follows:
o
$639,000 increase from rent commencing at development properties;
o
$1.0 million increase from acquisitions of operating properties; and
o
$8.0 million net increase from same properties, including a $2.4 million increase related to redevelopment projects and a $5.6 million net increase in the remaining same properties due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases.
•
$6.3 million increase from contractual Recoveries from tenants, which represents the tenants' proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased primarily from same properties due to higher operating costs in the current year.
•
$629,000 increase from Percentage rent due to increases in tenant sales.
•
$5.2 million decrease from changes in Uncollectible lease income. While we continue to see improvements in our collection rates, our 2023 collections of COVID-19 related reserves have been lower than our 2022 experience resulting in reduced Uncollectible lease income year over year.
•
$2.6 million decrease in Straight-line rent due to higher 2022 levels of reinstating straight-line rents from former cash basis tenants upon returning to accrual basis.
•
$3.1 million increase in Above and below market rent primarily from same properties driven by early tenant move-outs.

Management, transaction, and other fees increased $607,000 primarily due to an increase in debt placement fees.

Changes in our operating expenses are summarized in the following table:

	Three months ended June 30,
(in thousands)	2023	2022	Change
Depreciation and amortization	$83,161	79,350	3,811
Property operating expense	54,394	47,750	6,644
Real estate taxes	38,509	36,700	1,809
General and administrative	25,065	17,645	7,420
Other operating expenses	1,682	617	1,065
Total operating expenses	$202,811	182,062	20,749

Depreciation and amortization costs increased by $3.8 million, on a net basis, as follows:

•
$129,000 increase from development properties where tenant spaces became available for occupancy, offset by decreases from corporate asset depreciation and the sale of operating properties;
•
$674,000 increase from acquisitions of operating properties; and
•
$3.0 million increase from same properties, primarily related to early tenant move-outs.

Property operating expense increased $6.6 million, on a net basis, as follows:

•
$230,000 increase from development properties where tenant spaces became available for occupancy, offset by decreases from the sale of operating properties;
•
$1.6 million increase from insurance claims expense and acquisitions of operating properties; and
•
$4.8 million increase from same properties primarily attributable to an increase in recoverable common area and tenant related costs.

Real estate taxes increased $1.8 million, on a net basis, as follows:

•
$217,000 increase from acquisitions of operating properties, offset by decreases from development properties and the sale of operating properties; and
•
$1.6 million increase from same properties primarily due to increase in real estate tax assessment across the portfolio.

General and administrative costs increased $7.4 million on a net basis, as follows:

•
$6.2 million net increase due to changes in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income; and
•
$1.1 million increase in other corporate overhead costs driven by increases in travel related costs, partially offset by
•
$126,000 decrease due to higher development overhead capitalization based on the timing and progress of our development and redevelopment projects.

Other operating expenses increased $1.1 million attributable to an increase in development pursuit costs and other professional services.

The following table presents the components of other expense (income):

	Three months ended June 30,
(in thousands)	2023	2022	Change
Interest expense, net
Interest on notes payable	$37,177	37,274	(97)
Interest on unsecured credit facilities	1,342	495	847
Capitalized interest	(1,284)	(1,019)	(265)
Hedge expense	109	109	—
Interest income	(388)	(160)	(228)
Interest expense, net	$36,956	36,699	257
Gain on sale of real estate, net of tax	(81)	(4,291)	4,210
Net investment (income) loss	(1,742)	5,468	(7,210)
Total other expense (income)	$35,133	37,876	(2,743)

Gain on sale of real estate, net of tax, decreased $4.2 million driven by the two land parcel sales during the three months ended June 30, 2022.

Net investment income increased $7.2 million primarily driven by gains on investments held in the non-qualified deferred compensation plan and our captive insurance company. This is partially offset by $6.2 million of greater expense in General and administrative costs related to participant obligations within the deferred compensation plans.

Our equity in income of investments in real estate partnerships changed as follows:

		Three months ended June 30,
(in thousands)	Regency's Ownership	2023	2022	Change
GRI - Regency, LLC (GRIR)	40.00%	$9,111	9,031	80
New York Common Retirement Fund (NYC) (1)	30.00%	32	8,945	(8,913)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	419	422	(3)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	385	361	24
Columbia Village District, LLC	30.00%	304	434	(130)
RegCal, LLC (RegCal) (2)	25.00%	124	3,625	(3,501)
Other investments in real estate partnerships	31.00% - 50.00%	1,494	1,024	470
Total equity in income of investments in real estate partnerships		$11,869	23,842	(11,973)
(1)
On May 25, 2022, the NYC partnership sold its remaining two properties and distributed sales proceeds to its members. Dissolution will follow final distributions, which are expected in the third quarter of 2023.
(2)
On April 1, 2022, we acquired our partner's 75% share in four properties held in the RegCal partnership for a total purchase price of $88.5 million; therefore results following the date of acquisition are included in consolidated results. A single operating property remains within RegCal, LLC, at June 30, 2023.

The $12.0 million decrease in our equity in income of investments in real estate partnerships is largely attributable to the following changes:

•
$8.9 million decrease within NYC, primarily due to gains on the sale of two operating properties during 2022; and
•
$3.5 million decrease within RegCal, primarily due to a gain on sale of one operating property during 2022.

The following represents the remaining components that comprised net income attributable to common stockholders and unit holders:

	Three months ended June 30,
(in thousands)	2023	2022	Change
Net income	$88,172	105,987	(17,815)
Income attributable to noncontrolling interests	(1,390)	(1,191)	(199)
Net income attributable to common shareholders	$86,782	104,796	(18,014)
Net income attributable to exchangeable operating partnership units	(550)	(452)	(98)
Net income attributable to common unit holders	$87,332	105,248	(17,916)

Results from Operations

Comparison of the six months ended June 30, 2023 and 2022:

Our revenues changed as summarized in the following table:

	Six months ended June 30,
(in thousands)	2023	2022	Change
Lease income
Base rent	$426,907	403,605	23,302
Recoveries from tenants	145,974	136,238	9,736
Percentage rent	8,410	5,699	2,711
Uncollectible lease income	1,594	11,046	(9,452)
Other lease income	10,282	7,135	3,147
Straight-line rent	5,476	11,484	(6,008)
Above / below market rent amortization	14,616	11,302	3,314
Total lease income	$613,259	586,509	26,750
Other property income	5,821	5,824	(3)
Management, transaction, and other fees	13,144	13,183	(39)
Total revenues	$632,224	605,516	26,708

Total lease income increased $26.8 million primarily driven by the following contractually billable components of rent to the tenants per the lease agreements:

•
$23.3 million increase from billable Base rent, as follows:
o
$1.4 million increase from rent commencing at development properties;
o
$2.9 million increase from acquisitions of development properties; and
o
$19.1 million net increase from same properties, including a $2.1 million increase related to our acquisition and resulting consolidation of four properties previously held in an unconsolidated partnership during 2022, a $5.0 million increase due to redevelopment projects completing and operating, and a $12.0 million net increase in the remaining same properties due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases.
•
$9.7 million increase from contractual Recoveries from tenants, which represents the tenants' proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, from the following:
o
$177,000 increase from rents commencing at development properties and the sale of operating properties;
o
$564,000 increase from acquisitions of operating properties; and
o
$9.0 million net increase from same properties primarily due to higher operating costs in the current year.

•
$2.7 million increase in Percentage rent due to increases in tenant sales.
•
$9.5 million decrease from changes in Uncollectible lease income. Although we continue to see improvements in our collection rates, our 2023 collections of COVID-19 related reserves have been lower than our 2022 experience resulting in reduced Uncollectible lease income year over year.
•
$3.1 million increase in Other lease income primarily due to an increase in lease termination fees.
•
$6.0 million decrease in Straight-line rent due to higher 2022 levels of reinstating straight-line rents from former cash basis tenants upon returning to accrual basis.
•
$3.3 million increase in Above and below market rent primarily from same properties driven by an early tenant move-out.

Changes in our operating expenses are summarized in the following table:

	Six months ended June 30,
(in thousands)	2023	2022	Change
Depreciation and amortization	$165,868	157,192	8,676
Property operating expense	105,416	94,211	11,205
Real estate taxes	76,986	73,569	3,417
General and administrative	50,345	36,437	13,908
Other operating expenses	1,185	2,790	(1,605)
Total operating expenses	$399,800	364,199	35,601

Depreciation and amortization costs increased $8.7 million, on a net basis, as follows:

•
$319,000 increase from development properties where tenant spaces became available for occupancy, offset by decreases from corporate asset depreciation and the sale of operating properties;
•
$2.0 million increase from acquisitions of operating properties; and
•
$6.4 million increase from same properties, primarily related to redevelopment projects.

Property operating expense increased $11.2 million, on a net basis, as follows:

•
$426,000 increase from development properties where tenant spaces became available for occupancy, offset by decreases from the sale of operating properties;
•
$2.7 million increase from insurance claims expense and acquisitions of operating properties; and
•
$8.1 million increase from same properties primarily attributable to an increase in recoverable common area and tenant related costs.

Real estate taxes increased $3.4 million, on a net basis, mainly due to the following:

•
$864,000 increase from acquisitions of operating properties and developments where capitalization ceased and spaces became available for occupancy, offset by decreases from the sale of operating properties; and
•
$2.6 million net increase from same properties primarily due to increases in real estate tax assessments across the portfolio.

General and administrative costs increased $13.9 million, on a net basis, mainly due to the following:

•
$9.9 million net increase due to changes in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income;
•
$1.7 million net increase driven by increases in professional fees and travel related costs;
•
$1.7 million net increase in compensation costs primarily driven by annual base salary increases and performance based incentive compensation; and
•
$523,000 increase due to lower development overhead capitalization based on the timing and progress of our development and redevelopment projects.

Other operating expenses had a favorable change of $1.6 million, primarily due to a $1.2 million fee for the cancelation of a land contract related to a development pursuit, as well as higher 2022 expenses for environmental remediation costs at one of our operating properties.

The following table presents the components of Other expense (income):

	Six months ended June 30,
(in thousands)	2023	2022	Change
Interest expense, net
Interest on notes payable	$74,087	74,361	(274)
Interest on unsecured credit facilities	2,329	975	1,354
Capitalized interest	(2,534)	(1,815)	(719)
Hedge expense	219	219	—
Interest income	(752)	(303)	(449)
Interest expense, net	$73,349	73,437	(88)
Gain on sale of real estate, net of tax	(331)	(106,239)	105,908
Net investment (income) loss	(3,469)	7,962	(11,431)
Total other expense (income)	$69,549	(24,840)	94,389

During the six months ended June 30, 2023, we recognized gains on sale of $331,000 from one land parcel. During the six months ended June 30, 2022, we recognized gains on sale of $106.2 million from one operating property and three land parcels.

Net investment income increased $11.4 million primarily driven by gains on investments held in the non-qualified deferred compensation plan and our captive insurance company. This is partially offset by $9.9 million of greater expense in General and administrative costs related to participant obligations within the deferred compensation plans.

Total equity in income of investments in real estate partnerships changed as follows:

		Six months ended June 30,
(in thousands)	Regency's Ownership	2023	2022	Change
GRI - Regency, LLC (GRIR)	40.00%	$18,241	18,404	(163)
New York Common Retirement Fund (NYC) (1)	30.00%	25	9,211	(9,186)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	878	943	(65)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	913	918	(5)
Columbia Village District, LLC	30.00%	757	700	57
RegCal, LLC (RegCal) (2)	25.00%	241	4,251	(4,010)
Other investments in real estate partnerships	35.00% - 50.00%	2,730	2,219	511
Total equity in income of investments in real estate partnerships		$23,785	36,646	(12,861)
(1)
On May 25, 2022, the NYC partnership sold its remaining two properties and distributed sales proceeds to its members. Dissolution will follow final distributions, which are expected in the third quarter of 2023.
(2)
On April 1, 2022, we acquired our partner's 75% share in four properties held in the RegCal partnership for a total purchase price of $88.5 million; therefore results following the date of acquisition are included in consolidated results. A single operating property remains within RegCal, LLC, at June 30, 2023.

The $12.9 million decrease in our equity in income of investments in real estate partnerships is largely attributable to the following changes:

•
$9.2 million decrease within NYC, primarily due to gains on the sale of two operating properties during 2022; and
•
$4.0 million decrease within RegCal, primarily due to a gain on sale of one operating property during 2022; offset by
•
$511,000 increase within Other investments in real estate partnerships, primarily related to increases in lease income at a single property partnership under redevelopment.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Six months ended June 30,
(in thousands)	2023	2022	Change
Net income	$186,660	302,803	(116,143)
Income attributable to noncontrolling interests	(2,597)	(2,779)	182
Net income attributable to common shareholders	$184,063	300,024	(115,961)
Net income attributable to exchangeable operating partnership units	(970)	(1,315)	345
Net income attributable to common unit holders	$185,033	301,339	(116,306)

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

Pro-Rata Same Property NOI:

Pro-rata same property NOI, excluding termination fees/expenses, changed as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Base rent	$234,199	225,891	8,308	$467,119	449,156	17,963
Recoveries from tenants	82,213	75,332	6,881	160,544	151,556	8,988
Percentage rent	1,721	1,015	706	9,392	6,530	2,862
Termination fees	651	940	(289)	5,369	2,888	2,481
Uncollectible lease income	(353)	5,257	(5,610)	1,506	11,891	(10,385)
Other lease income	2,931	2,895	36	5,780	5,524	256
Other property income	2,117	2,221	(104)	4,780	4,750	30
Total real estate revenue	323,479	313,551	9,928	654,490	632,295	22,195
Operating and maintenance	55,044	49,349	5,695	106,838	98,181	8,657
Real estate taxes	41,631	40,288	1,343	83,406	81,358	2,048
Ground rent	2,928	2,951	(23)	5,972	5,864	108
Total real estate operating expenses	99,603	92,588	7,015	196,216	185,403	10,813
Pro-rata same property NOI	$223,876	220,963	2,913	$458,274	446,892	11,382
Less: Termination fees	651	940	(289)	5,369	2,888	2,481
Pro-rata same property NOI, excluding termination fees	$223,225	220,023	3,202	$452,905	444,004	8,901
Pro-rata same property NOI growth, excluding termination fees			1.5%			2.0%

Real estate revenue increased $9.9 million and $22.2 million, on a net basis, during the three and six months ended June 30, 2023 and 2022, respectively, as follows:

Base rent increased $8.3 million and $18.0 million during the three and six months ended June 30, 2023, respectively, due to rent steps in existing leases, positive rental spreads on new and renewal leases, and increases in occupancy, as well as redevelopment projects completing and operating.

Recoveries from tenants increased $6.9 million and $9.0 million during the three and six months ended June 30, 2023, respectively, due to increases in recoverable expenses.

Percentage rent increased $706,000 and $2.9 million during the three and six months ended June 30, 2023, respectively, due to increases in tenant sales.

Termination fees increased $2.5 million during the six months ended June 30, 2023, driven by two anchor terminations that were recognized in 2023.

Uncollectible lease income decreased $5.6 million and $10.4 million during the three and six months ended June 30, 2023, respectively, primarily driven by the 2022 collection of previously reserved amounts, which have continued to be favorable in 2023, but to a lesser degree.

Total real estate operating expense increased $7.0 million and $10.8 million, on a net basis, during the three and six months ended June 30, 2023, respectively, as follows:

Operating and maintenance increased $5.7 million and $8.7 million during the three and six months ended June 30, 2023, respectively, due to increases in recoverable costs.

Real estate taxes increased $1.3 million and $2.0 million during the three and six months ended June 30, 2023, respectively, due to an increase in real estate assessments across the portfolio.

Same Property Rollforward:

Our Same Property pool includes the following property count, Pro-rata GLA, and changes therein:

	Three months ended June 30,
	2023		2022
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	395	42,147	393	41,220
Acquired properties owned for entirety of comparable periods (1)	—	—	—	327
Disposed properties	—	—	(3)	(103)
SF adjustments (2)	—	(4)	—	2
Ending same property count	395	42,143	390	41,446

	Six months ended June 30,
	2023		2022
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	389	41,382	393	41,294
Acquired properties owned for entirety of comparable periods presented (1)	5	771	—	327
Developments that reached completion by the beginning of earliest comparable period presented	—	—	1	72
Disposed properties	—	—	(4)	(191)
SF adjustments (2)	—	(10)	—	(56)
Change in intended property use	1	—	—	—
Ending same property count	395	42,143	390	41,446
(1)
Includes an adjustment to GLA arising from the acquisition of our partners' share of properties previously held in the RegCal and USAA partnerships, of which our previous ownership share was already included in our Same Property pool.
(2)
SF adjustments arising from remeasurements or redevelopments.

Nareit FFO and Core Operating Earnings:

Our reconciliation of net income attributable to common stock and unit holders to Nareit FFO and to Core Operating Earnings is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share information)	2023	2022	2023	2022
Reconciliation of Net income to Nareit FFO
Net income attributable to common shareholders	$86,782	104,796	$184,063	300,024
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	89,505	85,738	178,540	169,868
Gain on sale of real estate, net of tax	(64)	(17,089)	(305)	(119,099)
Exchangeable operating partnership units	550	452	970	1,315
Nareit FFO attributable to common stock and unit holders	$176,773	173,897	$363,268	352,108
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit Funds From Operations	$176,773	173,897	$363,268	352,108
Adjustments to reconcile to Core Operating Earnings (1):
Certain Non Cash Items		176		176
Straight-line rent	(1,784)	(2,534)	(4,173)	(6,012)
Uncollectible straight-line rent	(1,755)	(3,071)	(2,390)	(5,454)
Above/below market rent amortization, net	(8,554)	(5,323)	(14,219)	(10,715)
Debt premium/discount amortization	8	(51)	—	(157)
Core Operating Earnings	$164,688	163,094	$342,486	329,946
(1)
Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interest.

Reconciliation of Same Property NOI to Nearest GAAP Measure:

Our reconciliation of Net income attributable to common shareholders to Same Property NOI, on a Pro-rata basis, is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Net income attributable to common shareholders	$86,782	104,796	$184,063	300,024
Less:
Management, transaction, and other fees	7,106	6,499	13,144	13,183
Other (1)	12,799	12,110	22,301	24,731
Plus:
Depreciation and amortization	83,161	79,350	165,868	157,192
General and administrative	25,065	17,645	50,345	36,437
Other operating expense	1,682	617	1,185	2,790
Other expense (income)	35,133	37,876	69,549	(24,840)
Equity in income of investments in real estate excluded from NOI (2)	11,813	(375)	23,598	12,013
Net income attributable to noncontrolling interests	1,390	1,191	2,597	2,779
Pro-rata NOI	$225,121	222,491	$461,760	448,481
Less non-same property NOI (3)	1,245	1,528	3,486	1,589
Pro-rata same property NOI	$223,876	220,963	$458,274	446,892
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

In addition to our $39.8 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	June 30, 2023
Line of Credit
Total commitment amount	$1,250,000
Available capacity (1)	$1,241,558
Maturity (2)	March 23, 2025
(1)
Net of letters of credit.
(2)
The Company has the option to extend the maturity for two additional six-month periods.

The declaration of dividends is determined quarterly by our Board of Directors. On August 1, 2023, our Board of Directors declared a common stock dividend of $0.65 per share, payable on October 4, 2023, to shareholders of record as of September 14, 2023. While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes. We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the six months ended June 30, 2023 and 2022, we generated cash flow from operations of $334.7 million and $327.8 million, respectively, and paid $223.2 million and $214.8 million in dividends to our common stock and unit holders, in the same respective periods.

We currently have development and redevelopment projects in various stages of construction, along with a pipeline of potential projects for future development or redevelopment. We estimate that we will require cash during the next 12 months of approximately $589.5 million related to leasing commissions, tenant improvements, in-process developments and redevelopments, capital contributions to our co-investment partnerships, and repaying maturing debt. These capital requirements are being impacted by current levels of high inflation resulting in increased costs of construction materials, labor, and services from third party contractors and suppliers. In response, we have implemented mitigation strategies such as entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from permitting delays and labor shortages may extend the time to completion of these projects.

If we start new developments or redevelopments, commit to property acquisitions, repay debt prior to maturity, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

We endeavor to maintain a high percentage of unencumbered assets. As of June 30, 2023, 90.4% of our wholly-owned real estate assets were unencumbered. Our low level of encumbered assets allow us to more readily access the secured and unsecured debt markets and to maintain availability on the Line. Our trailing 12 month fixed charge coverage ratio, including our Pro-rata share of our partnerships, was 4.8x and 4.7x for the periods ended June 30, 2023, and December 31, 2022, respectively, and our Pro-rata net debt-to-operating EBITDAre ratio on a trailing 12 month basis was 4.9x and 5.0x, respectively, for the same periods.

Our Line and unsecured debt require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our 2022 Form 10-K. We were in compliance with these covenants at June 30, 2023, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Six months ended June 30,
(in thousands)	2023	2022	Change
Net cash provided by operating activities	$334,677	327,757	6,920
Net cash used in investing activities	(91,411)	(65,262)	(26,149)
Net cash used in financing activities	(268,934)	(236,332)	(32,602)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(25,668)	26,163	(51,831)
Total cash and cash equivalents and restricted cash	$43,108	121,190	(78,082)

Net cash provided by operating activities:

Net cash provided by operating activities increased $6.9 million due to:

•
$4.3 million increase in cash from operations due to timing of receipts and payments, and
•
$2.7 million increase in operating cash flow distributions from Investments in real estate partnerships.

Net cash used in investing activities:

Net cash used in investing activities changed by $26.1 million as follows:

	Six months ended June 30,
(in thousands)	2023	2022	Change
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $3,061 in 2022	$—	(139,775)	139,775
Real estate development and capital improvements	(100,114)	(99,470)	(644)
Proceeds from sale of real estate and FF&E	3,745	136,421	(132,676)
Issuance of notes receivable	(4,000)	—	(4,000)
Investments in real estate partnerships	(3,109)	(11,549)	8,440
Return of capital from investments in real estate partnerships	3,644	48,473	(44,829)
Dividends on investment securities	420	214	206
Acquisition of investment securities	(2,748)	(8,313)	5,565
Proceeds from sale of investment securities	10,751	8,737	2,014
Net cash used in investing activities	$(91,411)	(65,262)	(26,149)

Significant changes in investing activities include:

•
In 2022, we paid $139.8 million to purchase six operating properties, including four properties in which we previously held a 25% interest through an unconsolidated Investment in real estate partnership.
•
We invested $644,000 more on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•
We sold one land parcel in 2023 for proceeds of $3.7 million compared to one operating property, two land parcels and one development project interest in 2022 for proceeds of $136.4 million.
•
We issued a $4.0M short-term note receivable to a co-investment partner in 2023.

•
Investments in real estate partnerships:
o
In 2023, we invested $3.1 million to fund our share of development and redevelopment activities.
o
In 2022, we invested $11.5 million, including:
▪
$6.1 million to fund our share of acquiring one operating property within an existing co-investment partnership, and
▪
$6.1 million to fund our share of development and redevelopment activities.
•
Return of capital from our unconsolidated real estate partnerships includes sales or financing proceeds.
o
During the six months ended June 30, 2023 we received $3.6 million from our share of proceeds from debt refinancing activities.
o
During the same period in 2022, we received $36.9 million from our share of proceeds from real estate sales and $11.6 million from our share of proceeds from debt refinancing activities.
•
Acquisition of investment securities and proceeds from sale of investment securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment. During 2023, we deployed capital of $100.1 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Six months ended June 30,
(in thousands)	2023	2022	Change
Capital expenditures:
Land acquisitions	$2,580	11,545	(8,965)
Building and tenant improvements	30,963	36,468	(5,505)
Redevelopment costs	42,745	31,708	11,037
Development costs	17,705	14,075	3,630
Capitalized interest	2,476	1,789	687
Capitalized direct compensation	3,645	3,885	(240)
Real estate development and capital improvements	$100,114	99,470	644
•
We acquired one land parcel for development in 2023 and one land parcel in 2022.
•
Building and tenant improvements decreased $5.5 million in 2023, primarily related to the timing of capital projects.
•
Redevelopment costs are $11.0 million higher in 2023 due to the timing and magnitude of projects currently in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovation, new out-parcel building construction, and redevelopment related tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan. The timing and duration of these projects could also result in volatility in NOI. See the tables below for more details about our redevelopment projects.
•
Development costs are slightly higher in 2023 due to the progress towards completion of our development projects in process. See the tables below for more details about our development projects.
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

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					June 30, 2023
Property Name	Market	Ownership (3)	Start Date	Estimated Stabilization Year (1)	Estimated Net Development Costs (2) (3)	GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred

Developments In-Process
Glenwood Green	Metro NYC	70%	Q1-22	2025	46,172	247	187	59%
Baybrook East - Phase 1B	Houston, TX	50%	Q2-22	2025	10,384	78	133	59%
Sienna - Phase 1	Houston, TX	75%	Q2-23	2027	9,291	23	404	25%
SunVet	Long Island, NY	100%	Q2-23	2027	86,722	168	516	29%
Total Developments In-Process					$152,569	516	296	40%
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Ownership, Estimated Net Development Costs, and GLA are reported based on Regency's expected ownership interest in the real estate partnership at completion.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)					June 30, 2023
Property Name	Market	Ownership (3)	Start Date	Estimated Stabilization Year (1)	Estimated Net Project Costs (2) (3)	GLA (3)	% of Costs Incurred

Redevelopments In-Process
The Abbot	Boston, MA	100%	Q2-19	2025	$58,979	64	90%
Westbard Square Phase I	Bethesda, MD	100%	Q2-21	2025	37,000	123	68%
Buckhead Landing	Atlanta, GA	100%	Q2-22	2025	28,033	152	19%
Bloom on Third (fka Town and Country Center)	Los Angeles, CA	35%	Q4-22	2027	24,525	51	10%
Mandarin Landing	Jacksonville, FL	100%	Q2-23	2025	15,264	136	3%
Serramonte Center - Phase 3	San Francisco, CA	100%	Q2-23	2025	36,989	1,072	7%
Various Redevelopments	Various	20% - 100%	Various	Various	57,289	1,650	33%
Total Redevelopments In-Process					$258,079	3,248	46%

Redevelopments Completed
The Crossing Clarendon	Metro DC	100%	Q4-18	2024	$55,679	129	90%
Various Properties	Various	20% - 100%	Various	Various	13,750	727	92%
Total Redevelopments Completed					$69,429	856	90%
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Ownership, Estimated Net Development Costs, and GLA are reported based on Regency's expected ownership interest in the real estate partnership at completion.

Net cash used in financing activities:

Net cash flows from financing activities changed by $32.6 million during 2023, as follows:

	Six months ended June 30,
(in thousands)	2023	2022	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$(10)	61,284	(61,294)
Repurchase of common shares in conjunction with equity award plans	$(7,621)	(6,388)	(1,233)
Common shares repurchased through share repurchase program	(20,006)	(71,898)	51,892
Contributions from limited partners in consolidated partnerships, net	1,225	1,234	(9)
Dividend payments and operating partnership distributions	(223,239)	(214,818)	(8,421)
Proceeds from debt issuance	15,500	—	15,500
Debt repayment, including early redemption costs	(34,670)	(5,728)	(28,942)
Payment of loan costs	(141)	(82)	(59)
Proceeds from sale of treasury stock, net	28	64	(36)
Net cash used in financing activities	$(268,934)	(236,332)	(32,602)

Significant financing activities during the six months ended June 30, 2023 and 2022, include the following:

•
We received proceeds of $61.3 million, net of costs, in April 2022 upon settling our forward equity sales under our ATM program.
•
We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $7.6 million and $6.4 million during 2023 and 2022, respectively.
•
We paid $20.0 million to repurchase 349,519 shares of our common stock through our Repurchase Program during 2023, and $71.9 million during the same period in 2022 to repurchase 1,234,417 common shares.
•
We received $1.2 million net from limited partners, including $3.1 million of contributions for their share of debt repayments and development funding, offset by $1.9 million in distributions during 2023. During 2022, we received $1.2 million net from limited partners, including $5.0 million of contributions in a new consolidated partnership, offset by $3.8 million in distributions.
•
We paid $8.4 million more in dividends as a result of an increase in our dividend rate per share and the number of shares of our common stock outstanding.
•
We had the following debt related activity during 2023:
o
We received $15.5 million in proceeds from a mortgage refinancing,
o
We paid $34.7 million for debt repayments, including:
▪
$5.1 million in principal mortgage payments, and
▪
$29.6 million to repay four mortgage loans at maturity.
•
We had the following debt related activity during 2022:
o
We paid $5.7 million in principal mortgage payments.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our co-investment partnerships and our Pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Number of Co-investment Partnerships	13	13
Regency's Ownership	20% - 50%	20% - 50%
Number of Properties	96	96
Assets	$2,605,708	2,608,005	$944,298	943,699
Liabilities	1,522,183	1,497,630	540,745	530,915
Equity	1,083,525	1,110,375	403,553	412,784
Basis difference			(61,114)	(62,407)
Investments in real estate partnerships			$342,439	350,377
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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	June 30, 2023	December 31, 2022
GRI-Regency, LLC (GRIR)	40.00%	$148,545	155,302
New York Common Retirement Fund (NYC) (1)	30.00%	116	674
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7,442	7,423
Columbia Regency Partners II, LLC (Columbia II)	20.00%	41,103	41,757
Columbia Village District, LLC	30.00%	5,635	5,836
RegCal, LLC (RegCal) (2)	25.00%	5,572	5,789
Individual Investors
Ballard Blocks	49.90%	61,894	62,624
Bloom on Third (fka Town and Country Center)	35.00%	41,703	40,409
Others	50.00%	30,429	30,563
Total Investment in real estate partnerships		$342,439	350,377
(1)
On May 25, 2022, the NYC partnership sold the remaining two properties and distributed sales proceeds to the members. Dissolution will follow final distributions, which are expected in the third quarter of 2023.
(2)
During April 2022, we acquired our partner's 75% share in four properties held in the RegCal, LLC partnership for a total purchase price of $88.5 million. Upon acquisition, these four properties were consolidated into Regency's financial statements. A single operating property remains within RegCal, LLC at June 30, 2023.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	June 30, 2023
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2023 (1)	$1,037	—	—	1,037	340
2024	2,205	33,690	—	35,895	14,298
2025	4,506	143,636	—	148,142	46,314
2026	5,728	223,608	25,800	255,136	82,563
2027	5,829	32,800	—	38,629	13,231
Beyond 5 Years	9,894	939,728	—	949,622	352,818
Net unamortized loan costs, debt premium / (discount)	—	(11,485)	—	(11,485)	(4,094)
Total	$29,199	1,361,977	25,800	1,416,976	505,470
(1)
Reflects scheduled principal payments and maturities for the remainder of the year.

At June 30, 2023, our investments in real estate partnerships had notes payable of $1.4 billion maturing through 2034, of which 97.1% had a weighted average fixed interest rate of 3.7%. The remaining notes payable float with SOFR and had a weighted average variable interest rate of 7.0%, based on rates as of June 30, 2023. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $505.5 million as of June 30, 2023. As notes payable mature, they are expected to be repaid from proceeds from new borrowings and/or partner capital contributions. Refinancing debt at maturity in the current interest rate environment could result in higher interest expense in future periods if rates remain elevated.

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

Management fee income

In addition to earning our Pro-rata share of net income or loss in each of these co-investment partnerships, we receive fees as shown below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Asset management, property management, leasing, and other transaction fees	$7,106	6,499	$13,144	13,183

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

As of June 30, 2023, we had accrued liabilities of $10.7 million for our Pro-rata share of environmental remediation, including our Investments in real estate partnerships. We believe that the ultimate remediation of currently known environmental matters will not have a material effect on our financial position, cash flows, or results of operations. We can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We continuously monitor the capital markets and evaluate our ability to issue new debt, to repay maturing debt, or fund our commitments. We continue to believe, in light of our credit ratings, the available capacity under our unsecured credit facility, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we will be able to successfully issue new secured or unsecured debt to fund maturing debt obligations. It is uncertain the degree to which capital market volatility and rising interest rates will adversely impact the interest rates on any new debt that we may issue. Please also refer to the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, discussed in Item 1A of Part I thereof, and the Risk Factors described in Part II, Item 1A of this Form 10-Q.

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2023 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the second quarter of 2023 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 — Commitments and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Item 3. “Legal Proceedings” of our 2022 Form 10-K.

Item 1A. Risk Factors

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”). There have been no material changes in our risk factors from those described in our 2022 Annual Report except as disclosed in our 424(b)(3) prospectus, filed with the SEC on July 12, 2023, in connection with our pending acquisition of Urstadt Biddle, which contains, among other things, additional risk factors relating to such acquisition, and the additional risk factor identified during 2023 detailed below:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2023, the Operating Partnership issued 338,704 exchangeable operating partnership units to partially fund the acquisition of a development property. Such units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as they were sold to accredited investors. No underwriting discounts or commissions were paid with respect to such sales.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended June 30, 2023:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
April 1 through April 30, 2023	8,761	$60.32	—	$230,000
May 1 through May 31, 2023	109	$60.21	—	$230,000
June 1 through June 30, 2023	—	$—	—	$230,000
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

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
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1

Agreement and Plan of Merger, dated as of May 17, 2023, by and among Regency Centers Corporation, Hercules Merger Sub, LLC, Urstadt Biddle Properties Inc., UB Maryland I, Inc. and UB Maryland II, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 18, 2023)

10.	Material Contracts
10.1

Voting Agreement dated as of May 17, 2023, by and among Regency Centers Corporation, Urstadt Biddle Properties Inc., Urstadt Property Company, Inc., Elinor F. Urstadt, Urstadt Realty Associates Co LP, Urstadt Realty Shares II L.P., Willing L. Biddle and Catherine U. Biddle (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on May 18, 2023)

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

August 4, 2023	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

August 4, 2023	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)