Form 10-Q
period 2023-09-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2023-11-06
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-12298 (Regency Centers Corporation)

Commission File Number 0-24763 (Regency Centers, L.P.)

REGENCY CENTERS CORPORATION

REGENCY CENTERS, L.P.

(Exact name of registrant as specified in its charter)

florida (REGENCY CENTERS CORPORATION)	59-3191743
Delaware (REGENCY CENTERS, L.P)	59-3429602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Independent Drive, Suite 114 Jacksonville, Florida 32202	(904) 598-7000
(Address of principal executive offices) (zip code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Regency Centers Corporation

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value	REG	The Nasdaq Stock Market LLC
6.250% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	REGCP	The Nasdaq Stock Market LLC
5.875% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	REGCO	The Nasdaq Stock Market LLC

Regency Centers, L.P.

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

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

Regency Centers Corporation Yes ☐ No ☒ Regency Centers, L.P. Yes ☐ No ☒

The number of shares outstanding of Regency Centers Corporation's common stock was 184,580,981 as of November 3, 2023.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this "Report") combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2023, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The terms "the Company," "Regency Centers," "Regency," "we," "our," and "us" as used in this Report mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a Real Estate Investment Trust ("REIT") and the general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management. The Operating Partnership's capital includes general and limited common partnership units ("Common Units"). As of September 30, 2023, the Parent Company owned approximately 99.4% of the Common Units in the Operating Partnership. The remaining Common Units, which are all limited Common Units, are owned by third party investors. In addition to the Common Units, the Operating Partnership has also issued two series of preferred units: the 6.250% Series A Cumulative Redeemable Preferred Units (the “Series A Preferred Units”) and the 5.875% Series B Cumulative Redeemable Preferred Units (the “Series B Preferred Units”). The Parent Company currently owns all of the Series A Preferred Units and Series B Preferred Units. The Series A Preferred Units and Series B Preferred Units are sometimes referred to collectively as the “Preferred Units".

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

The Company believes it is important to understand the key differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of Common Units of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. Except for $200 million of unsecured private placement debt, the Parent Company does not hold any indebtedness, but guarantees all of the unsecured debt of the Operating Partnership. The Operating Partnership is also the, directly or indirectly, co-issuer and guarantor of the $200 million of the above mentioned Parent Company unsecured private placement debt. The Operating Partnership holds all the assets of the Company and ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of Common Units and Preferred Units.

Shareholders' equity, partners' capital, and noncontrolling interests are the main areas of difference between the Consolidated Financial Statements of the Parent Company and those of the Operating Partnership, as well as the Preferred Units owned by the Parent Company. The Operating Partnership's capital includes the Common Units and the Preferred Units. The limited partners' Common Units in the Operating Partnership owned by third parties are accounted for in partners' capital in the Operating Partnership's financial statements and outside of shareholders' equity in noncontrolling interests in the Parent Company's financial statements. The Preferred Units owned by the Parent Company are eliminated in consolidation in the accompanying consolidated financial statements of the Parent Company and are classified as preferred units of general partner in the accompanying consolidated financial statements of the Operating Partnership.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

September 30, 2023 and December 31, 2022

(in thousands, except share data)

	2023	2022
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$13,361,194	11,858,064
Less: accumulated depreciation	2,619,345	2,415,860
Real estate assets, net	10,741,849	9,442,204
Investments in sales-type lease, net	8,558	—
Investments in real estate partnerships	382,300	350,377
Net real estate investments	11,132,707	9,792,581
Cash, cash equivalents, and restricted cash, including $6,710 and $2,310 of restricted cash at September 30, 2023 and December 31, 2022, respectively	81,070	68,776
Tenant and other receivables	199,439	188,863
Deferred leasing costs, less accumulated amortization of $122,530 and $117,137 at September 30, 2023 and December 31, 2022, respectively	71,551	68,945
Acquired lease intangible assets, less accumulated amortization of $351,118 and $338,053 at September 30, 2023 and December 31, 2022, respectively	295,347	197,745
Right of use assets, net	301,821	275,513
Other assets	299,479	267,797
Total assets	$12,381,414	10,860,220
Liabilities and Equity
Liabilities:
Notes payable, net	$3,992,093	3,726,754
Unsecured credit facility	77,000	—
Accounts payable and other liabilities	360,102	317,259
Acquired lease intangible liabilities, less accumulated amortization of $205,096 and $193,315 at September 30, 2023 and December 31, 2022, respectively	396,423	354,204
Lease liabilities	242,394	213,722
Tenants' security, escrow deposits and prepaid rent	81,875	70,242
Total liabilities	5,149,887	4,682,181
Equity:
Shareholders' equity:
Series A and Series B preferred stock, $0.01 par value per share, 30,000,000 shares authorized; 9,000,000 shares issued at September 30, 2023 with liquidation preferences of $25 per share and no shares authorized or issued at December 30, 2022	225,000	—
Common stock; $0.01 par value per share, 220,000,000 shares authorized; 184,576,090 and 171,124,593 shares issued at September 30, 2023 and December 31, 2022, respectively	1,846	1,711
Treasury stock at cost; 443,809 and 465,415 shares held at September 30, 2023 and December 31, 2022, respectively	(25,081)	(24,461)
Additional paid-in-capital	8,684,012	7,877,152
Accumulated other comprehensive income	9,435	7,560
Distributions in excess of net income	(1,834,298)	(1,764,977)
Total shareholders' equity	7,060,914	6,096,985
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $64,005 and $46,340 at September 30, 2023 and December 31, 2022, respectively	53,914	34,489
Limited partners' interests in consolidated partnerships	116,699	46,565
Total noncontrolling interests	170,613	81,054
Total equity	7,231,527	6,178,039
Total liabilities and equity	$12,381,414	10,860,220

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Lease income	$320,921	295,756	$934,180	882,265
Other property income	2,638	2,466	8,459	8,290
Management, transaction, and other fees	7,079	5,767	20,223	18,950
Total revenues	330,638	303,989	962,862	909,505
Operating expenses:
Depreciation and amortization	87,505	80,270	253,373	237,462
Property operating expense	59,227	49,577	164,643	143,788
Real estate taxes	40,171	37,926	117,157	111,495
General and administrative	20,903	20,273	71,248	56,710
Other operating expenses	3,533	949	4,718	3,739
Total operating expenses	211,339	188,995	611,139	553,194
Other expense (income):
Interest expense, net	38,807	36,361	112,156	109,798
Gain on sale of real estate, net of tax	(184)	(220)	(515)	(106,459)
Net investment loss (income)	1,020	1,215	(2,449)	9,177
Total other expense	39,643	37,356	109,192	12,516
Income from operations before equity in income of investments in real estate partnerships	79,656	77,638	242,531	343,795
Equity in income of investments in real estate partnerships	12,517	11,209	36,302	47,855
Net income	92,173	88,847	278,833	391,650
Noncontrolling interests:
Exchangeable operating partnership units	(520)	(379)	(1,490)	(1,694)
Limited partners' interests in consolidated partnerships	(933)	(890)	(2,560)	(2,354)
Income attributable to noncontrolling interests	(1,453)	(1,269)	(4,050)	(4,048)
Net income attributable to the Company	90,720	87,578	274,783	387,602
Preferred stock dividends	(1,644)	—	(1,644)	—
Net income attributable to common shareholders	$89,076	87,578	$273,139	387,602

Income per common share - basic	$0.50	0.51	$1.58	2.26
Income per common share - diluted	$0.50	0.51	$1.57	2.26

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$92,173	88,847	$278,833	391,650
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	4,606	7,069	7,327	20,473
Reclassification adjustment of derivative instruments included in net income	(2,161)	72	(5,302)	1,563
Unrealized loss on available-for-sale debt securities	(292)	(659)	(215)	(1,636)
Other comprehensive income	2,153	6,482	1,810	20,400
Comprehensive income	94,326	95,329	280,643	412,050
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,453	1,269	4,050	4,048
Other comprehensive income (loss) attributable to noncontrolling interests	54	617	(65)	1,920
Comprehensive income attributable to noncontrolling interests	1,507	1,886	3,985	5,968
Comprehensive income attributable to the Company	$92,819	93,443	$276,658	406,082

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended September 30, 2023 and 2022

(in thousands, except per share data)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at June 30, 2022	$—	1,711	(23,882)	7,874,461	2,388	(1,729,645)	6,125,033	34,611	46,491	81,102	6,206,135
Net income	—	—	—	—	—	87,578	87,578	379	890	1,269	88,847
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	5,787	—	5,787	27	596	623	6,410
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	78	—	78	1	(7)	(6)	72
Deferred compensation plan, net	—	—	(179)	179	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	—	4,125	—	—	4,125	—	—	—	4,125
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	—	92	—	—	92	—	—	—	92
Common stock issued under dividend reinvestment plan	—	—	—	136	—	—	136	—	—	—	136
Contributions from partners	—	—	—	—	—	—	—	—	1,457	1,457	1,457
Distributions to partners	—	—	—	—	—	—	—	—	(1,124)	(1,124)	(1,124)
Cash dividends declared:
Common stock/unit ($0.625 per share)	—	—	—	—	—	(106,946)	(106,946)	(464)	—	(464)	(107,410)
Balance at September 30, 2022	$—	1,711	(24,061)	7,878,993	8,253	(1,749,013)	6,115,883	34,554	48,303	82,857	6,198,740

Balance at June 30, 2023	$—	1,710	(24,676)	7,859,249	7,336	(1,803,406)	6,040,213	54,281	49,292	103,573	6,143,786
Net income	—	—	—	—	—	90,720	90,720	520	933	1,453	92,173
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	4,026	—	4,026	25	263	288	4,314
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(1,927)	—	(1,927)	(11)	(223)	(234)	(2,161)
Deferred compensation plan, net	—	—	(405)	405	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	—	5,465	—	—	5,465	—	—	—	5,465
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	—	125	—	—	125	—	—	—	125
Common stock issued under dividend reinvestment plan	—	—	—	162	—	—	162	—	—	—	162
Common stock issued for partnership units exchanged	—	—	—	198	—	—	198	(198)	—	(198)	—
Common stock issued, net of issuance costs	—	136	—	818,408	—	—	818,544	—	—	—	818,544
Issuance of preferred stock	225,000	—	—	—	—	—	225,000	—	—	—	225,000
Contributions from partners	—	—	—	—	—	—	—	—	69,625	69,625	69,625
Distributions to partners	—	—	—	—	—	—	—	—	(3,191)	(3,191)	(3,191)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(1,644)	(1,644)	—	—	—	(1,644)
Common stock/unit ($0.650 per share)	—	—	—	—	—	(119,968)	(119,968)	(703)	—	(703)	(120,671)
Balance at September 30, 2023	$225,000	1,846	(25,081)	8,684,012	9,435	(1,834,298)	7,060,914	53,914	116,699	170,613	7,231,527

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the nine months ended September 30, 2023 and 2022

(in thousands, except per share data)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	1,712	(22,758)	7,883,458	(10,227)	(1,814,814)	6,037,371	35,447	37,114	72,561	6,109,932
Net income	—	—	—	—	—	387,602	387,602	1,694	2,354	4,048	391,650
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	17,067	—	17,067	81	1,689	1,770	18,837
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	1,413	—	1,413	8	142	150	1,563
Deferred compensation plan, net	—	—	(1,303)	1,303	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	12,697	—	—	12,699	—	—	—	12,699
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	—	(5,996)	—	—	(5,996)	—	—	—	(5,996)
Common stock repurchased and retired	—	(13)	—	(75,406)	—	—	(75,419)	—	—	—	(75,419)
Common stock issued under dividend reinvestment plan	—	—	—	388	—	—	388	—	—	—	388
Common stock issued for partnership units exchanged	—	—	—	1,275	—	—	1,275	(1,275)	—	(1,275)	—
Common stock issued, net of issuance costs	—	10	—	61,274	—	—	61,284	—	—	—	61,284
Contributions from partners	—	—	—	—	—	—	—	—	11,903	11,903	11,903
Distributions to partners	—	—	—	—	—	—	—	—	(4,899)	(4,899)	(4,899)
Cash dividends declared:
Common stock/unit ($1.875 per share)	—	—	—	—	—	(321,801)	(321,801)	(1,401)	—	(1,401)	(323,202)
Balance at September 30, 2022	$—	1,711	(24,061)	7,878,993	8,253	(1,749,013)	6,115,883	34,554	48,303	82,857	6,198,740

Balance at December 31, 2022	$—	$1,711	(24,461)	7,877,152	7,560	(1,764,977)	6,096,985	34,489	46,565	81,054	6,178,039
Net income	—	—	—	—	—	274,783	274,783	1,490	2,560	4,050	278,833
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	6,596	—	6,596	46	470	516	7,112
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(4,721)	—	(4,721)	(26)	(555)	(581)	(5,302)
Deferred compensation plan, net	—	—	(620)	620	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	14,387	—	—	14,389	—	—	—	14,389
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	—	(7,201)	—	—	(7,201)	—	—	—	(7,201)
Common stock repurchased and retired	—	(3)	—	(20,003)	—	—	(20,006)	—	—	—	(20,006)
Common stock issued under dividend reinvestment plan	—	—	—	461	—	—	461	—	—	—	461
Common stock issued for partnership units exchanged	—	—	—	198	—	—	198	(198)	—	(198)	—
Common stock issued, net of issuance costs	—	136	—	818,398	—	—	818,534	—	—	—	818,534
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	—	20,000	—	20,000	20,000
Issuance of preferred stock	225,000						225,000	—	—	—	225,000
Contributions from partners	—	—	—	—	—	—	—	—	72,830	72,830	72,830
Distributions to partners	—	—	—	—	—	—	—	—	(5,171)	(5,171)	(5,171)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(1,644)	(1,644)	—	—	—	(1,644)
Common stock/unit ($1.950 per share)	—	—	—	—	—	(342,460)	(342,460)	(1,887)	—	(1,887)	(344,347)
Balance at September 30, 2023	$225,000	1,846	(25,081)	8,684,012	9,435	(1,834,298)	7,060,914	53,914	116,699	170,613	7,231,527
See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2023 and 2022

(in thousands)

(unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$278,833	391,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253,373	237,462
Amortization of deferred loan costs and debt premiums	5,124	4,297
(Accretion) and amortization of above and below market lease intangibles, net	(21,573)	(15,625)
Stock-based compensation, net of capitalization	14,203	12,592
Equity in income of investments in real estate partnerships	(36,302)	(47,855)
Gain on sale of real estate, net of tax	(515)	(106,459)
Distribution of earnings from investments in real estate partnerships	48,451	45,238
Deferred compensation expense (income)	2,148	(8,016)
Realized and unrealized (gain) loss on investments	(2,252)	9,253
Changes in assets and liabilities:
Tenant and other receivables	(3,094)	(18,544)
Deferred leasing costs	(7,705)	(7,022)
Other assets	(7,577)	(4,312)
Accounts payable and other liabilities	20,875	21,656
Tenants' security, escrow deposits and prepaid rent	3,696	13,927
Net cash provided by operating activities	547,685	528,242
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $3,061 in 2022	(2,033)	(141,275)
Acquisition of UBP, net of cash acquired of $14,143	(80,488)	—
Real estate development and capital improvements	(158,982)	(143,724)
Proceeds from sale of real estate and FF&E	10,338	137,280
Issuance of notes receivable	(4,000)	—
Investments in real estate partnerships	(9,118)	(13,573)
Return of capital from investments in real estate partnerships	3,644	48,473
Dividends on investment securities	571	336
Acquisition of investment securities	(5,206)	(15,205)
Proceeds from sale of investment securities	13,747	15,821
Net cash used in investing activities	(231,527)	(111,867)
Cash flows from financing activities:
Net proceeds from common stock issuance	4	61,284
Repurchase of common shares in conjunction with equity award plans	(7,653)	(6,438)
Common shares repurchased through share repurchase program	(20,006)	(75,419)
Proceeds from sale of treasury stock	62	64
Contributions from limited partners in consolidated partnerships, net	3,167	1,568
Distributions to exchangeable operating partnership unit holders	(1,666)	(1,413)
Dividends paid to common shareholders	(332,627)	(321,484)
Proceeds from unsecured credit facilities	442,000	95,000
Repayment of unsecured credit facilities	(365,000)	(95,000)
Proceeds from notes payable	46,500	—
Repayment of notes payable	(60,257)	(5,995)
Scheduled principal payments	(7,977)	(8,503)
Payment of loan costs	(411)	(82)
Net cash used in financing activities	(303,864)	(356,418)
Net increase in cash and cash equivalents and restricted cash	12,294	59,957
Cash and cash equivalents and restricted cash at beginning of the period	68,776	95,027
Cash and cash equivalents and restricted cash at end of the period	$81,070	154,984

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2023 and 2022

(in thousands)

(unaudited)

	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,026 and $2,985 in 2023 and 2022, respectively)	$116,686	115,011
Cash paid for income taxes, net of refunds	$728	488
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$122,946	107,410
Acquisition of real estate previously held within investments in real estate partnerships	$—	17,179
Mortgage loans assumed by Company with the acquisition of real estate	$—	22,779
Right of use assets obtained in exchange for new operating lease liabilities	$32,002
Sale of leased asset in exchange for net investment in sales-type lease	$8,510
UBP Acquisition:
Notes payable assumed in acquisition, at fair value	$284,706	—
Non-controlling interest assumed in acquisition, at fair value	$64,492	—
Common stock exchanged for UBP shares	$818,530	—
Preferred stock exchanged for UBP shares	$225,000	—
Common stock issued for partnership units exchanged	$199	1,275
Exchangeable operating partnership units issued for acquisition of real estate	$20,000	—
Change in accrued capital expenditures	$20,967	10,230
Common stock issued under dividend reinvestment plan	$461	388
Stock-based compensation capitalized	$638	550
Contributions from limited partners in consolidated partnerships	$—	5,434
Common stock issued for dividend reinvestment in trust	$905	840
Contribution of stock awards into trust	$1,961	2,136
Distribution of stock held in trust	$2,245	786
Change in fair value of securities	$215	1,896

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

September 30, 2023 and December 31, 2022

(in thousands, except unit data)

	2023	2022
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$13,361,194	11,858,064
Less: accumulated depreciation	2,619,345	2,415,860
Real estate assets, net	10,741,849	9,442,204
Investments in sales-type lease, net	8,558	—
Investments in real estate partnerships	382,300	350,377
Net real estate investments	11,132,707	9,792,581
Cash, cash equivalents, and restricted cash, including $6,710 and $2,310 of restricted cash at September 30, 2023 and December 31, 2022, respectively	81,070	68,776
Tenant and other receivables	199,439	188,863
Deferred leasing costs, less accumulated amortization of $122,530 and $117,137 at September 30, 2023 and December 31, 2022, respectively	71,551	68,945
Acquired lease intangible assets, less accumulated amortization of $351,118 and $338,053 at September 30, 2023 and December 31, 2022, respectively	295,347	197,745
Right of use assets, net	301,821	275,513
Other assets	299,479	267,797
Total assets	$12,381,414	10,860,220
Liabilities and Capital
Liabilities:
Notes payable, net	$3,992,093	3,726,754
Unsecured credit facility	77,000	—
Accounts payable and other liabilities	360,102	317,259
Acquired lease intangible liabilities, less accumulated amortization of $205,096 and $193,315 at September 30, 2023 and December 31, 2022, respectively	396,423	354,204
Lease liabilities	242,394	213,722
Tenants' security, escrow deposits and prepaid rent	81,875	70,242
Total liabilities	5,149,887	4,682,181
Capital:
Partners' capital:
Series A and Series B preferred units, $0.01 par value per unit, 30,000,000 units authorized; 9,000,000 units issued as September 30, 2023 with liquidation preferences of $25 per unit and no units authorized or issued at December 30, 2022	225,000	—
General partner; 184,576,090 and 171,124,593 units outstanding at September 30, 2023 and December 31, 2022, respectively	6,826,479	6,089,425
Limited partners; 1,076,797 and 741,433 units outstanding at September 30, 2023 and December 31, 2022 respectively	53,914	34,489
Accumulated other comprehensive income	9,435	7,560
Total partners' capital	7,114,828	6,131,474
Noncontrolling interest: Limited partners' interests in consolidated partnerships	116,699	46,565
Total capital	7,231,527	6,178,039
Total liabilities and capital	$12,381,414	10,860,220

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Lease income	$320,921	295,756	$934,180	882,265
Other property income	2,638	2,466	8,459	8,290
Management, transaction, and other fees	7,079	5,767	20,223	18,950
Total revenues	330,638	303,989	962,862	909,505
Operating expenses:
Depreciation and amortization	87,505	80,270	253,373	237,462
Property operating expense	59,227	49,577	164,643	143,788
Real estate taxes	40,171	37,926	117,157	111,495
General and administrative	20,903	20,273	71,248	56,710
Other operating expenses	3,533	949	4,718	3,739
Total operating expenses	211,339	188,995	611,139	553,194
Other expense (income):
Interest expense, net	38,807	36,361	112,156	109,798
Gain on sale of real estate, net of tax	(184)	(220)	(515)	(106,459)
Net investment loss (income)	1,020	1,215	(2,449)	9,177
Total other expense	39,643	37,356	109,192	12,516
Income from operations before equity in income of investments in real estate partnerships	79,656	77,638	242,531	343,795
Equity in income of investments in real estate partnerships	12,517	11,209	36,302	47,855
Net income	92,173	88,847	278,833	391,650
Limited partners' interests in consolidated partnerships	(933)	(890)	(2,560)	(2,354)
Net income attributable to the Partnership	91,240	87,957	276,273	389,296
Preferred unit distributions	(1,644)	—	(1,644)	—
Net income attributable to common unit holders	$89,596	87,957	$274,629	389,296

Income per common share - basic	$0.50	0.51	$1.58	2.26
Income per common share - diluted	$0.50	0.51	$1.57	2.26

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$92,173	88,847	$278,833	391,650
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	4,606	7,069	7,327	20,473
Reclassification adjustment of derivative instruments included in net income	(2,161)	72	(5,302)	1,563
Unrealized loss on available-for-sale debt securities	(292)	(659)	(215)	(1,636)
Other comprehensive income	2,153	6,482	1,810	20,400
Comprehensive income	94,326	95,329	280,643	412,050
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	933	890	2,560	2,354
Other comprehensive income (loss) attributable to noncontrolling interests	40	589	(85)	1,831
Comprehensive income attributable to noncontrolling interests	973	1,479	2,475	4,185
Comprehensive income attributable to the Partnership	$93,353	93,850	$278,168	407,865

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended September 30, 2023 and 2022

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at June 30, 2022	$6,122,645	34,611	2,388	6,159,644	46,491	6,206,135
Net income	87,578	379	—	87,957	890	88,847
Other comprehensive income				—
Other comprehensive income before reclassification	—	27	5,787	5,814	596	6,410
Amounts reclassified from accumulated other comprehensive income	—	1	78	79	(7)	72
Contributions from partners	—	—	—	—	1,457	1,457
Distributions to partners	(106,946)	(464)	—	(107,410)	(1,124)	(108,534)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	4,125	—	—	4,125	—	4,125
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	228	—	—	228	—	228
Balance at September 30, 2022	$6,107,630	34,554	8,253	6,150,437	48,303	6,198,740

Balance at June 30, 2023	$6,032,877	54,281	7,336	6,094,494	49,292	6,143,786
Net income	90,720	520	—	91,240	933	92,173
Other comprehensive income
Other comprehensive income before reclassification	—	25	4,026	4,051	263	4,314
Amounts reclassified from accumulated other comprehensive loss	—	(11)	(1,927)	(1,938)	(223)	(2,161)
Contributions from partners	—	—	—	—	69,625	69,625
Distributions to partners	(119,968)	(703)	—	(120,671)	(3,191)	(123,862)
Preferred unit distributions	(1,644)	—	—	(1,644)	—	(1,644)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	5,465	—	—	5,465	—	5,465
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	225,000	—	—	225,000	—	225,000
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	818,544	—	—	818,544	—	818,544
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	287	—	—	287	—	287
Common units exchanged for common stock of Parent Company	198	(198)	—	—	—	—
Balance at September 30, 2023	$7,051,479	53,914	9,435	7,114,828	116,699	7,231,527

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the nine months ended September 30, 2023 and 2022

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests in Limited Partners' Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2021	$6,047,598	35,447	(10,227)	6,072,818	37,114	6,109,932
Net income	387,602	1,694	—	389,296	2,354	391,650
Other comprehensive income
Other comprehensive income before reclassification	—	81	17,067	17,148	1,689	18,837
Amounts reclassified from accumulated other comprehensive income	—	8	1,413	1,421	142	1,563
Contributions from partners	—	—	—	—	11,903	11,903
Distributions to partners	(321,801)	(1,401)	—	(323,202)	(4,899)	(328,101)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	12,699	—	—	12,699	—	12,699
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(75,419)			(75,419)		(75,419)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	61,284	—	—	61,284	—	61,284
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(5,608)	—	—	(5,608)	—	(5,608)
Common units exchanged for common stock of Parent Company	1,275	(1,275)	—	—	—	—
Balance at September 30, 2022	$6,107,630	34,554	8,253	6,150,437	48,303	6,198,740

Balance at December 31, 2022	$6,089,425	34,489	7,560	6,131,474	46,565	6,178,039
Net income	274,783	1,490	—	276,273	2,560	278,833
Other comprehensive income
Other comprehensive income before reclassification	—	46	6,596	6,642	470	7,112
Amounts reclassified from accumulated other comprehensive income	—	(26)	(4,721)	(4,747)	(555)	(5,302)
Deferred compensation plan, net	—	—	—	—	—	—
Contributions from partners	—	—	—	—	72,830	72,830
Issuance of exchangeable operating partnership units	—	20,000	—	20,000	—	20,000
Distributions to partners	(342,460)	(1,887)	—	(344,347)	(5,171)	(349,518)
Preferred unit distributions	(1,644)			(1,644)	—	(1,644)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	14,389	—	—	14,389	—	14,389
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	225,000	—	—	225,000	—	225,000
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(20,006)	—	—	(20,006)	—	(20,006)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	818,534	—	—	818,534	—	818,534
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(6,740)	—	—	(6,740)	—	(6,740)
Common unit exchanged for common stock of Parent Company	198	(198)	—	—	—	—
Balance at September 30, 2023	$7,051,479	53,914	9,435	7,114,828	116,699	7,231,527

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2023 and 2022

(in thousands)

(unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$278,833	391,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253,373	237,462
Amortization of deferred loan costs and debt premiums	5,124	4,297
(Accretion) and amortization of above and below market lease intangibles, net	(21,573)	(15,625)
Stock-based compensation, net of capitalization	14,203	12,592
Equity in income of investments in real estate partnerships	(36,302)	(47,855)
Gain on sale of real estate, net of tax	(515)	(106,459)
Distribution of earnings from investments in real estate partnerships	48,451	45,238
Deferred compensation expense (income)	2,148	(8,016)
Realized and unrealized (gain) loss on investments	(2,252)	9,253
Changes in assets and liabilities:
Tenant and other receivables	(3,094)	(18,544)
Deferred leasing costs	(7,705)	(7,022)
Other assets	(7,577)	(4,312)
Accounts payable and other liabilities	20,875	21,656
Tenants' security, escrow deposits and prepaid rent	3,696	13,927
Net cash provided by operating activities	547,685	528,242
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $3,061 in 2022	(2,033)	(141,275)
Acquisition of UBP, net of cash acquired of $14,143	(80,488)	—
Real estate development and capital improvements	(158,982)	(143,724)
Proceeds from sale of real estate and FF&E	10,338	137,280
Issuance of notes receivable	(4,000)	—
Investments in real estate partnerships	(9,118)	(13,573)
Return of capital from investments in real estate partnerships	3,644	48,473
Dividends on investment securities	571	336
Acquisition of investment securities	(5,206)	(15,205)
Proceeds from sale of investment securities	13,747	15,821
Net cash used in investing activities	(231,527)	(111,867)
Cash flows from financing activities:
Net proceeds from common stock issuance	4	61,284
Repurchase of common shares in conjunction with equity award plans	(7,653)	(6,438)
Common units repurchased through share repurchase program	(20,006)	(75,419)
Proceeds from sale of treasury stock	62	64
Contributions from limited partners in consolidated partnerships, net	3,167	1,568
Distributions to partners	(334,293)	(322,897)
Proceeds from unsecured credit facilities	442,000	95,000
Repayment of unsecured credit facilities	(365,000)	(95,000)
Proceeds from notes payable	46,500	—
Repayment of notes payable	(60,257)	(5,995)
Scheduled principal payments	(7,977)	(8,503)
Payment of loan costs	(411)	(82)
Net cash used in financing activities	(303,864)	(356,418)
Net increase in cash and cash equivalents and restricted cash	12,294	59,957
Cash and cash equivalents and restricted cash at beginning of the period	68,776	95,027
Cash and cash equivalents and restricted cash at end of the period	$81,070	154,984

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2023 and 2022

(in thousands)

(unaudited)

	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,026 and $2,985 in 2023 and 2022, respectively)	$116,686	115,011
Cash paid for income taxes, net of refunds	$728	488
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$122,946	107,410
Acquisition of real estate previously held within investments in real estate partnerships	$—	17,179
Mortgage loans assumed by Company with the acquisition of real estate	$—	22,779
Right of use assets obtained in exchange for new operating lease liabilities	$32,002	—
Sale of leased asset in exchange for net investment in sales-type lease	$8,510	—
UBP Acquisition:
Notes payable assumed in acquisition, at fair value	$284,706	—
Non-controlling interest assumed in acquisition, at fair value	$64,492	—
Common stock exchanged for UBP shares	$818,530	—
Preferred stock exchanged for UBP shares	$225,000	—
Common stock issued by Parent Company for partnership units exchanged	$199	1,275
Exchangeable operating partnership units issued for acquisition of real estate	$20,000	—
Change in accrued capital expenditures	$20,967	10,230
Common stock issued by Parent Company for dividend reinvestment plan	$461	388
Stock-based compensation capitalized	$638	550
Contributions from limited partners in consolidated partnerships	$—	5,434
Common stock issued for dividend reinvestment in trust	$905	840
Contribution of stock awards into trust	$1,961	2,136
Distribution of stock held in trust	$2,245	786
Change in fair value of securities	$215	1,896

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

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

As of September 30, 2023, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 379 properties and held partial interests in an additional 102 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

The information included in this Report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as certain disclosures in this Report that would duplicate those included in such Annual Report on Form 10-K are not included in these consolidated financial statements. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Acquisition of Urstadt Biddle Properties Inc.

On May 17, 2023, the Parent Company entered into an Agreement and Plan of Merger (the “merger agreement”) by and among the Parent Company, Hercules Merger Sub, LLC, a wholly owned subsidiary of the Parent Company (“Merger Sub”), Urstadt Biddle Properties Inc. (“UBP” or “Urstadt Biddle”), UB Maryland I, Inc., a wholly owned subsidiary of Urstadt Biddle (“UB Sub I”), and UB Maryland II, Inc., a wholly owned subsidiary of UB Sub I (“UB Sub II”), pursuant to which, (a) UB Sub II merged with and into Urstadt Biddle (the “first merger”), with Urstadt Biddle surviving the first merger as a wholly owned subsidiary of UB Sub I, and (b) following the first merger, UB Sub I merged with and into Merger Sub (the “second merger” and together with the first merger, the “mergers”), with Merger Sub being the surviving entity in the second merger. The combined company continues to trade under the ticker symbol “REG” on the National Association of Securities Dealers Automated Quotations (the “NASDAQ”).

The closing of the mergers completed on August 18, 2023 and each share of Urstadt Biddle’s common stock, par value $0.01 per share (“Urstadt Biddle common stock”), class A common stock, par value $0.01 per share (“Urstadt Biddle Class A common stock” and, together with Urstadt Biddle common stock, the “Urstadt Biddle common shares”), 6.25% Series H Cumulative Redeemable Preferred Stock and 5.875% Series K Cumulative Redeemable Preferred Stock converted into one equivalent share in UB Sub I, with respect to each class, subject to limited exceptions set forth in the merger agreement. Immediately thereafter, on August 18, 2023, each share of UB Sub I’s common stock, par value $0.01 per share, and class A common stock, par value $0.01 per share, converted into 0.347 of a share of common stock, par value $0.01 per share, of common stock of the Parent Company, without interest and subject to certain adjustments, subject to limited exceptions set forth in the merger agreement, and each share of UB Sub I’s 6.25% Series H Cumulative Redeemable Preferred Stock and 5.875% Series K Cumulative Redeemable Preferred Stock converted into one share of newly issued Parent Company 6.25% Series A Cumulative Redeemable Preferred Stock (“Parent Company Series A preferred stock”) and 5.875% Series B Cumulative Redeemable Preferred Stock (“Parent Company Series B preferred stock”), respectively (collectively referred to as the “Preferred Stock”).

Risks and Uncertainties

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent continue to be influenced by current economic challenges, which impact their cost of doing business, including but not limited to the impact of inflation, the cost and availability of labor, increasing energy prices and interest rates, and access to credit. Additionally, macroeconomic and geopolitical risks, including the current wars in Ukraine, and involving Israel and Gaza, create challenges that may exacerbate current market conditions in the United States of America ("U.S.", "USA" or "United States"). The policies implemented by the U.S. government to address these issues, including raising interest rates, could result in adverse impacts on the U.S. economy, including a slowing of growth and potentially a recession, thereby impacting consumer spending, tenants' businesses, and/or decreasing future demand for space in shopping centers. The potential impact of current economic challenges on the Company's financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

Consolidation

The Company consolidates properties that are wholly-owned, and properties where it owns less than 100% but has control over the activities most important to the overall success of the partnership. Control is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities ("VIEs") and voting interest entities.

Ownership of the Parent Company

The Parent Company has a single class of common stock outstanding and two series of preferred stock outstanding.

Ownership of the Operating Partnership

The Operating Partnership's capital includes the Common Units and the Preferred Units. As of September 30, 2023, the Parent Company owned approximately 99.4% of the outstanding Common Units, with the remaining limited Common Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). The Parent Company currently owns all of the Preferred Units.

Each EOP unit is exchangeable for cash or one share of common stock of the Parent Company, at the discretion of the Parent Company, and the unit holder cannot require redemption in cash or common stock (i.e., registered shares of the Parent). The Parent Company has evaluated the conditions as specified under Accounting Standards Codification ("ASC") Topic 480, Distinguishing Liabilities from Equity, as it relates to EOP units outstanding and concluded that the Parent Company has the right to satisfy the redemption requirements of the units by delivering shares of unregistered common stock. Accordingly, the Parent Company classifies EOP units as permanent equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income. The Parent Company serves as general partner of the Operating Partnership. The EOP unit holders have limited rights over the Operating Partnership such that they do not have the power to direct the activities that most significantly impact the Operating Partnership’s economic performance. As such, the Operating Partnership is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. The Parent Company's only investment is the Operating Partnership. Net income and distributions of the Operating Partnership are allocable to the general and limited common Partnership Units in accordance with their ownership percentages.

Real Estate Partnerships

As of September 30, 2023, Regency held partial ownership interests in 120 properties through partnerships, of which 18 are consolidated. Regency's partners include institutional investors and real estate developers and/or operators (the "Partners" or "Limited Partners"). Regency has a variable interest in these entities through its equity interests, with Regency being the primary beneficiary in certain of these real estate partnerships. As such, Regency consolidates the partnerships into its financial statements for which it is the primary beneficiary and reports the limited partners' interests as noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not control, but has significant influence, Regency recognizes its investment in them using the equity method of accounting.

The assets of these partnerships are restricted to the use of the partnerships and cannot be reached by general creditors of the Company. Similarly, the obligations of the partnerships can only be settled by the assets of these partnerships or additional contributions by the partners.

The major classes of assets, liabilities, and non-controlling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Assets
Net real estate investments	$256,750	107,725
Cash, cash equivalents and restricted cash	7,240	2,420
Liabilities
Notes payable	33,733	4,188
Equity
Limited partners' interests in consolidated partnerships	89,594	24,364

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

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

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	Timing of satisfaction of performance obligations	2023	2022	2023	2022
Management, transaction, and other fees:
Property management services	Over time	$3,591	3,224	$10,536	10,152
Asset management services	Over time	1,623	1,680	4,900	5,105
Leasing services	Point in time	889	729	2,703	2,895
Other fees	Point in time	976	134	2,084	798
Total management, transaction, and other fees		$7,079	5,767	$20,223	18,950

The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $15.9 million and $16.4 million, as of September 30, 2023 and December 31, 2022, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

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

ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

The amendments in this update require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination rather than at fair value on the acquisition date required by Topic 805.

		January 1, 2023	The adoption of this ASU did not have a material impact on the Company’s financial position and/or results of operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

2.	Real Estate Investments

UBP Acquisition

General

With respect to the acquisition of UBP discussed in Note 1 - Acquisition of Urstadt Biddle Properties Inc, the following table provides the components that make up the total purchase price for the UBP acquisition:

(in thousands, except stock price)	Purchase Price
Shares of common stock issued for acquisition	13,568
Closing stock price on August 17, 2023	$61.03
Value of common stock issued for acquisition	$828,025
Other adjustments	(9,495)
Total value of common stock issued	$818,530
Debt repaid	39,266
Preferred stock issuance	225,000
Transaction costs	57,197
Other cash payments	68
Total purchase price	$1,140,061

Purchase Price Allocation

The acquisition has been accounted for using the asset acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, that the total cost or total consideration exchanged be allocated to the real estate properties and related lease intangibles on a relative fair value basis. All the other assets acquired, and liabilities assumed, including notes payable, are recorded at fair value. The total purchase price, including direct transaction costs capitalized, was allocated as follows:

(in thousands)	Purchase Price Allocation
Real estate assets	$1,379,835
Investments in unconsolidated real estate partnerships	35,942
Real estate assets	1,415,777
Cash, accounts receivable and other assets	51,902
Lease intangible assets	128,663
Total assets acquired	1,596,342

Notes payable	284,706
Accounts payable, accrued expenses, and other liabilities	37,500
Lease intangible liabilities	69,583
Total liabilities assumed	391,789

Non-controlling interest	64,492

Total purchase price	$1,140,061

The acquired assets and assumed liabilities for an acquired operating property generally include, but are not limited to: land, buildings and improvements, identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, and value of acquired in-place leases. This methodology includes estimating an “as-if vacant” fair value of the physical property, which includes land, building, and improvements and also determines the estimated fair value of identifiable intangible assets and liabilities, considering the following categories: (i) value of in-place leases, and (ii) above and below-market value of in-place leases. The fair market value of the acquired operating properties is based on a valuation prepared by Regency with assistance of a third party valuation specialist. The third-party specialist utilized stabilized NOI and market specific capitalization rates as the primary valuation inputs in determining the fair value of the real estate assets. Management reviews the inputs used by the third-party specialist as well as the allocation of the purchase price to ensure reasonableness and that the procedures are performed in accordance with management's policy. Management and the third-party valuation specialist prepared their fair value estimates for each of the operating properties acquired. The allocation of the purchase price described above requires a significant amount of judgment

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

and represents management's best estimate of the fair value as of the acquisition date. The following table details the weighted average amortization and net accretion periods, in years, of the major classes of intangible assets and intangible liabilities arising from the UBP acquisition:

(in years)	Weighted Average Amortization Period
Assets:
In-place leases	8.0
Above-market leases	7.0
Liabilities:
Below-market leases	18.5

Other Acquisitions

The following tables detail the other properties acquired for the periods set forth below:

(in thousands)		Nine months ended September 30, 2023
Date Purchased	Property Name	City/State	Property Type	Regency Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (1)	Intangible Assets (1)	Intangible Liabilities (1)
Consolidated
5/1/2023	Sienna Phase 1	Houston, TX	Development	75%	$2,695	—	—	—
5/18/2023	SunVet	Holbrook, NY	Development	99%	24,140	—	—	—
Total consolidated					$26,835	—	—	—
Unconsolidated
9/19/2023	Old Town Square	Chicago, IL	Operating	20%	27,510	—	3,625	503
Total unconsolidated					$27,510	—	3,625	503
Total property acquisitions					$54,345	—	3,625	503

(in thousands)		Nine months ended September 30, 2022
Date Purchased	Property Name	City/State	Property Type	Regency Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (1)	Intangible Assets (1)	Intangible Liabilities (1)
Consolidated
3/1/2022	Glenwood Green	Old Bridge, NJ	Development	70%	$11,000	—	—	—
3/31/2022	Island Village	Bainbridge Island, WA	Operating	100%	30,650	—	2,900	6,839
4/1/2022	Apple Valley (2)	Apple Valley, MN	Operating	100%	34,070	—	4,773	490
4/1/2022	Cedar Commons (2)	Minneapolis, MN	Operating	100%	29,330	—	4,369	58
4/1/2022	Corral Hollow (2)	Tracy, CA	Operating	100%	40,600	—	3,410	74
4/1/2022	Shops at the Columbia (2)	Washington, DC	Operating	100%	14,000	—	889	181
5/6/2022	Baederwood Shoppes	Jenkintown, PA	Operating	80%	51,603	22,779	5,796	1,062
Total consolidated					$211,253	22,779	22,137	8,704
Unconsolidated
3/25/2022	Naperville Plaza	Naperville, IL	Operating	20%	52,380	22,074	4,336	814
6/24/2022	Baybrook East 1B	Houston, TX	Development	50%	5,540	—	—	—
Total unconsolidated					$57,920	22,074	4,336	814
Total property acquisitions					$269,173	44,853	26,473	9,518
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

3.	Property Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except number sold data)	2023	2022	2023	2022
Net proceeds from sale of real estate investments	$6,593	859	$9,658	137,280
Gain on sale of real estate, net of tax	184	220	515	106,459
Number of operating properties sold	—	—	—	1
Number of land parcels sold	2	1	3	4
Percent interest sold	100%	100%	100%	100%

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the dates set forth below:

(in thousands)	September 30, 2023	December 31, 2022
Goodwill	$167,062	167,062
Investments	48,304	54,581
Prepaid and other	54,476	28,615
Derivative assets	21,328	6,575
Furniture, fixtures, and equipment, net ("FF&E")	4,871	5,808
Deferred financing costs, net	3,438	5,156
Total other assets	$299,479	267,797

5.	Notes Payable and Unsecured Credit Facilities

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

(in thousands)	Weighted Average Contractual Rate	Weighted Average Effective Rate	September 30, 2023	December 31, 2022
Notes payable:
Fixed rate mortgage loans	3.9%	4.1%	$452,512	342,135
Variable rate mortgage loans (1)	4.1%	4.1%	287,922	136,246
Fixed rate unsecured debt	3.8%	4.0%	3,251,659	3,248,373
Total notes payable, net			3,992,093	3,726,754
Unsecured credit facilities:
$1.25 Billion Line of Credit (the "Line") (2)	6.3%	6.6%	77,000	—
Total unsecured credit facilities			77,000	—
Total debt outstanding			$4,069,093	3,726,754
(1)
As of September 30, 2023, 14 of these 16 variable rate loans, representing $283.0 million of debt in the aggregate, have interest rate swaps in place to mitigate interest rate fluctuation risk. Based on these swap agreements, the effective fixed rates of the 16 loans range from 2.5% to 6.7%.
(2)
The Line is scheduled to mature on March 23, 2025. The Company has the option to extend the maturity for two additional six-month periods. Weighted average effective rate for the Line is calculated based on a fully drawn Line balance using the period end variable rate.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	September 30, 2023
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2023 (2)	$4,154	—	—	4,154
2024	12,934	133,809	250,000	396,743
2025	11,094	52,369	327,000	390,463
2026	11,426	134,850	200,000	346,276
2027	8,612	222,429	525,000	756,041
Beyond 5 Years	14,762	142,893	2,050,000	2,207,655
Unamortized debt premium/(discount) and issuance costs	—	(8,898)	(23,341)	(32,239)
Total	$62,982	677,452	3,328,659	4,069,093
(1)
Includes unsecured public and private debt and unsecured credit facilities.
(2)
Reflects scheduled principal payments and maturities for the remainder of the year.

In connection with the acquisition of UBP on August 18, 2023, the Company completed the following debt transactions:

•
Assumed fixed rate debt of $130.0 million in the aggregate (including a mark to market debt discount of $13.6 million) that collectively encumbers 11 operating properties, and includes one unsecured note. This indebtedness has scheduled maturity dates ranging from November 2023 to June 2037, and accrue interest at rates ranging from 3.5% to 5.6% per annum.
•
Assumed variable rate debt of $154.7 million in the aggregate (including a mark to market debt premium of $1.1 million) that collectively encumbers 9 operating properties. This indebtedness has interest rate swaps in place to mitigate rate fluctuation risk. Based on these swap agreements, the effective fixed rates range from 3.1% to 4.8% per annum. The scheduled maturity dates range from August 2024 to January 2032.

The Company was in compliance as of September 30, 2023, with all financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities and expects to remain in compliance thereafter.

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

September 30, 2023

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	September 30, 2023	December 31, 2022
12/1/22	3/17/25	24,000	SOFR	1.443%	1,250	1,443
12/16/22	6/2/27	35,016	SOFR	2.261%	2,485	2,158
1/17/23(2)	8/15/24	13,134	SOFR	3.995%	316	-
7/17/17(2)	7/1/27	43,446	SOFR	1.498%	4,341	-
9/21/16(2)	10/1/26	8,856	SOFR	1.475%	752	-
8/16/18(2)	8/15/28	8,830	SOFR	4.830%	505	-
3/18/19(2)	4/1/29	23,193	SOFR	3.165%	1,325	-
2/1/22(2)	2/1/32	33,854	SOFR	3.053%	6,508	-
1/3/23(2)	7/1/29	11,008	SOFR	3.633%	1,289	-
1/3/23(2)	11/1/24	5,000	SOFR	3.705%	163	-
2/24/23	12/31/26	15,390	SOFR	4.229%	131	152
2/21/23	12/21/26	24,365	SOFR	1.684%	2,061	1,939
9/19/23	9/19/28	31,000	SOFR	4.314%	15	883
10/31/17(2)	10/1/24	6,025	SOFR	2.334%	187	-
					$21,328	6,575
(1)
Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.
(2)
Derivative instruments assumed as part of the UBP acquisitions.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of September 30, 2023, does not have any derivatives that are not designated as hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying Consolidated Financial Statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
(in thousands)	2023	2022		2023	2022		2023	2022
Interest rate swaps	$4,606	7,069	Interest expense	$(2,161)	72	Interest expense, net	$38,807	36,361

	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
(in thousands)	2023	2022		2023	2022		2023	2022
Interest rate swaps	$7,327	20,473	Interest expense	$(5,302)	1,563	Interest expense, net	$112,156	109,798

As of September 30, 2023, the Company expects approximately $7.8 million of accumulated comprehensive income on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

7.	Leases

Substantially all of the Company's leases are classified as operating leases. The Company's Lease income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent, and in some cases stated amounts for common area maintenance ("CAM"), real estate taxes, and insurance (collectively, "Recoverable Costs"). Income for these amounts is recognized on a straight-line basis.

Variable lease income includes the following two main items in the lease contracts:

•
Recoveries from tenants represents the tenants' contractual obligations to reimburse the Company for their portion of Recoverable Costs incurred. Generally, the Company's leases provide for the tenants to reimburse the Company based on the tenants' share of the actual costs incurred in proportion to the tenants' share of leased space in the property.
•
Percentage rent represents amounts billable to tenants based on the tenants' actual sales volume in excess of levels specified in the lease contract.

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in ASC Topic 842:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease income
Fixed and in-substance fixed lease income	$235,489	215,077	$675,320	634,416
Variable lease income	77,901	70,473	233,019	210,390
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	8,118	5,484	22,734	16,786
Uncollectible straight-line rent (1)	49	3,612	2,149	8,517
Uncollectible amounts billable in lease income	(636)	1,110	958	12,156
Total lease income	$320,921	295,756	$934,180	882,265
(1)
The amounts include straight-line rent adjustments associated with converting cash basis to accrual basis accounting for certain leases.

The following table represents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

(in thousands)	September 30, 2023	December 31, 2022
Tenant receivables	$28,792	31,486
Straight-line rent receivables	136,334	128,214
Other receivables (1)	34,313	29,163
Total tenant and other receivables	$199,439	188,863
(1)
Other receivables include construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction, and other fee income.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

8.	Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable, net	$3,992,093	3,588,977	3,726,754	3,333,378
Unsecured credit facilities	$77,000	77,000	—	—

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of September 30, 2023, and December 31, 2022, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment loss (income) in the accompanying Consolidated Statements of Operations, and include unrealized losses of $1.0 million during the three months ended September 30, 2023 and 2022, and unrealized gains of $2.4 million and unrealized losses of $9.5 million during the nine months ended September 30, 2023 and 2022, respectively.

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

September 30, 2023

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$33,881	33,881	—	—
Available-for-sale debt securities	14,423	—	14,423	—
Interest rate derivatives	21,328	—	21,328	—
Total	$69,632	33,881	35,751	—

	Fair Value Measurements as of December 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$40,089	40,089	—	—
Available-for-sale debt securities	14,492	—	14,492	—
Interest rate derivatives	6,575	—	6,575	—
Total	$61,156	40,089	21,067	—

9.	Equity and Capital

UBP Acquisition

See Note 1 — Acquisition of Urstadt Biddle Properties Inc, for discussion regarding UBP acquisition.

Preferred Stock of the Parent Company

Terms and conditions of the preferred stock outstanding are summarized as follows:

	Preferred Stock Outstanding as of September 30, 2023
	Date of Issuance	Shares Issued and Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series A	8/18/2023	4,600,000	$115,000,000	6.250%	On demand
Series B	8/18/2023	4,400,000	110,000,000	5.875%	On or after 10/1/2024
		9,000,000	$225,000,000

Both series of Preferred Stock are non-voting, have no stated maturity and are redeemable for cash at $25.00 per share at the Company's option, except that the Parent Company Series B preferred stock is not redeemable until on or after October 1, 2024. The holders of the Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions, holders of the Preferred Stock will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Preferred Stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holders of the Preferred

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

Stock will have the right to convert all or part of the shares of the Preferred Stock held by such holders on the applicable conversion date into a number of shares of Common Stock.

Dividends Declared

On September 25, 2023, the Board of Directors (the “Board”) of the Company:

•
Declared a dividend on the Series A Preferred Stock, which was paid at a rate of $0.390625 per share on October 31, 2023. The dividend was payable to holders of record of the Series A Preferred Stock as of the close of business on October 16, 2023; and
•
Declared a dividend on the Series B Preferred Stock, which was paid at a rate of $0.367200 per share on October 31, 2023. The dividend was payable to holders of record of the Series B Preferred Stock as of the close of business on October 16, 2023.

On November 2, 2023, the Board:

•
Declared a dividend on the Series A Preferred Stock, which will be paid at a rate of $0.390625 per share on January 31, 2024. The dividend will be payable to holders of record of the Series A Preferred Stock as of the close of business on January 16, 2024; and
•
Declared a dividend on the Series B Preferred Stock, which will be paid at a rate of $0.367200 per share on January 31, 2024. The dividend will be payable to holders of record of the Series B Preferred Stock as of the close of business on January 16, 2024.

Common Stock of the Parent Company

Dividends Declared

On November 2, 2023, the Board declared a common stock dividend of $0.67 per share, payable on January 3, 2024, to shareholders of record as of December 14, 2023.

At the Market ("ATM") Program

Under the Parent Company's ATM program, as authorized by the Board, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. The timing of sales, if any, will be dependent on market conditions and other factors. No sales occurred under the ATM program during 2023. As of September 30, 2023, $500 million of common stock remained available for issuance under this ATM program.

Stock Repurchase Program

The Board has authorized a common stock repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases, and/or in privately negotiated transactions (referred to as the "Repurchase Program"). The timing and price of stock repurchases, if any will be dependent upon market conditions and other factors. The stock repurchased, if not retired, would be treated as treasury stock. The Board's authorization for this repurchase program will expire on February 7, 2025, unless modified, extended or earlier terminated by the Board.

During the nine months ended September 30, 2023, the Company executed multiple trades to repurchase 349,519 common shares under the Repurchase Program for a total of $20.0 million at a weighted average price of $57.22 per share. All repurchased shares were retired on the respective settlement dates. At September 30, 2023, $230.0 million remained available under the Repurchase Program.

Preferred Units of the Operating Partnership

The number of Series A Preferred Units and Series B Preferred Units, respectively, issued by RCLP is equal to the number of Series A Preferred Stock and Series B Preferred Stock, respectively, issued by the Company.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

Common Units of the Operating Partnership

Common Units are issued, or redeemed and retired, for each share of Parent Company stock issued or redeemed, or retired, as described above. During the nine months ended September 30, 2023, the Operating Partnership issued 338,704 exchangeable operating partnership units, valued at $20.0 million, as partial purchase price consideration for the acquisition of a property to be developed. In addition, 3,340 Partnership Units were converted to Parent Company common stock.

10.	Stock-Based Compensation

During the nine months ended September 30, 2023, the Company granted 301,099 shares of restricted stock with a weighted-average grant-date fair value of $68.29 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and recognizes forfeitures as they occur.

11.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Income attributable to common shareholders - basic	$89,076	87,578	$273,139	387,602
Income attributable to common shareholders - diluted	$89,076	87,578	$273,139	387,602
Denominator:
Weighted average common shares outstanding for basic EPS	177,344	171,121	173,212	171,499
Weighted average common shares outstanding for diluted EPS (1)	178,231	171,525	173,711	171,870
Income per common share – basic	$0.50	0.51	$1.58	2.26
Income per common share – diluted	$0.50	0.51	$1.57	2.26
(1)
Includes the dilutive impact of unvested restricted stock and assumed conversion of convertible units.

Income attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and EOP units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average EOP units outstanding were 1,080,101 and 741,433 for the three months ended September 30, 2023 and 2022, respectively, and were 909,527 and 750,671 for the nine months ended September 30, 2023 and 2022, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit ("EPU"):

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Income attributable to common unit holders - basic	$89,596	87,957	$274,629	389,296
Income attributable to common unit holders - diluted	$89,596	87,957	$274,629	389,296
Denominator:
Weighted average common units outstanding for basic EPU	178,424	171,862	174,121	172,249
Weighted average common units outstanding for diluted EPU (1)	179,311	172,267	174,621	172,620
Income per common unit – basic	$0.50	0.51	$1.58	2.26
Income per common unit – diluted	$0.50	0.51	$1.57	2.26
(1)
Includes the dilutive impact of unvested restricted stock and assumed conversion of convertible units.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

12.	Commitments and Contingencies

Litigation

The Company is a party to litigation and is subject to other disputes, in each case that arise in the ordinary course of business. While the outcome of any particular lawsuit or dispute cannot be predicted with certainty, in the opinion of management, the Company's currently pending litigation and disputes are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. Legal fees are expensed as incurred.

On May 17, 2023, the Company announced its entry into an agreement to acquire UBP and shortly thereafter filed a registration statement (the “Registration Statement”) with the SEC containing a proxy statement/prospectus in connection with obtaining approval of the proposed acquisition by UBP stockholders. As previously disclosed in the Company's Form 10-Q for the second quarter of 2023, a complaint was filed in Connecticut state court in connection with the proposed acquisition by a purported UBP stockholder, which alleged that, in connection with the proposed acquisition, the UBP board of directors breached its fiduciary duties under applicable law and that the Registration Statement failed to disclose allegedly material information. The Complaint also alleged that Regency aided and abetted the alleged breaches of fiduciary duty, and that all defendants engaged in negligent misrepresentation and concealment in connection with the Registration Statement. The complaint sought various remedies, including, among other things, injunctive relief, damages and attorneys’ fees. In addition to the Complaint, certain other purported stockholders of UBP sent demand letters (the “Demands,” and together with the Complaint, the “Matters”) alleging deficiencies and/or omissions regarding the disclosures made in the Registration Statement. The Matters were resolved during the quarter to avoid additional litigation and associated costs. The resolution involved the claimants’ acknowledgment that their claims were mooted by additional information disclosed in a Form 8-K filed by UBP with the SEC on August 8, 2023. In exchange for appropriate releases and the dismissal of the Complaint, we also made payments to the claimants and their attorneys, in the aggregate, totaling an immaterial amount.

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

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an aggregate amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance subsidiary and to facilitate the construction of development projects. The Company had $9.1 million and $9.4 million in letters of credit outstanding as of September 30, 2023 and December 31, 2022, respectively.

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

Our operations are subject to a number of risks and uncertainties including, but not limited to, risk factors described in our Securities and Exchange Commission ("SEC") filings, our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K") under Item 1A. "Risk Factors" and in Part II, Item 1A. "Risk Factors" in this Report. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our most recent 2022 Form 10-K, subsequent Quarterly Reports on Form 10-Q and our other filings with and submissions to the SEC, including those made in connection with the Company’s acquisition of UBP. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. Forward-looking statements are only as of the date they are made, and Regency undertakes no duty to update its forward-looking statements, whether as a result of new information, future events, or developments otherwise, except as and to the extent required by law.

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

Defined Terms

The following terms, as defined, are commonly used by management and the investing public to understand and evaluate our operational results, and are included in this document:

•
Core Operating Earnings is an additional performance measure we use because the computation of Nareit Funds from Operations includes certain non-comparable items that affect our period-over-period performance. Core Operating Earnings excludes from Nareit FFO: (i) transaction related income or expenses, (ii) gains or losses from the early extinguishment of debt, (iii) certain non-cash components of earnings derived from straight-line rents, above and below market rent amortization, and debt and derivative mark-to-market amortization, and (iv) other amounts as they occur. We provide reconciliations of both Net Income Attributable to Common Shareholders to Nareit FFO and Nareit FFO to Core Operating Earnings.
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
•
Operating EBITDAre begins with Nareit EBITDAre and excludes certain non-cash components of earnings derived from straight-line rents and above and below market rent amortization. We provide a reconciliation of Net income to Nareit EBITDAre to Operating EBITDAre.
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

Overview of Our Strategy

Regency Centers Corporation began operations as a publicly-traded REIT in 1993. All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P. and its wholly-owned subsidiaries, and through our real estate partnerships. As of September 30, 2023, the Parent Company owned approximately 99.4% of the outstanding Common Units and 100% of the Preferred Units of the Operating Partnership.

We are a preeminent national owner, operator, and developer of shopping centers located in suburban trade areas with compelling demographics. As of September 30, 2023, we had full or partial ownership interests in 481 retail properties. Our properties are high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban markets within the country's most desirable metro areas and contain approximately 56.7 million square feet ("SF") of gross leasable area ("GLA"). Our mission is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities. Our vision is to elevate quality of life as an integral thread in the fabric of our communities. Our portfolio includes thriving properties merchandised with highly productive grocers, restaurants, service providers, and best-in-class retailers that connect to their neighborhoods, communities, and customers.

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

Risks and Uncertainties

Refer to Item 1, Note 1 to Unaudited Consolidated Financial Statements.

Please also refer to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, and the Risk Factors described in Part II, Item 1A the Form 10-Q reports filed for the quarters ended March 31 and June 30, 2023, respectively, and this Form 10-Q. In addition, please also refer to the risk factors discussed in connection with the Company’s acquisition of UBP, including, without limitation, those described in Amendment No. 1 to the Company’s Form S-4 Registration Statement, which was filed with the SEC on July 10, 2023.

Executing on our Strategy

During the nine months ended September 30, 2023, we had Net income attributable to common shareholders of $273.1 million as compared to $387.6 million during the nine months ended September 30, 2022, which included gains on sale of real estate of $106.5 million.

During the nine months ended September 30, 2023:

•
We completed the acquisition of UBP in an all-stock transaction. As part of the transaction, we acquired 74 properties, growing our portfolio of high-quality, grocery-anchored shopping centers in premier suburban trade areas that benefit from compelling demographics.
•
Our Pro-rata same property NOI, excluding termination fees, grew 2.0%, as compared to the nine months ended September 30, 2022, primarily attributable to improvements in base rent from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on comparable new and renewal leases.
•
We executed 1,310 new and renewal leasing transactions representing 4.8 million Pro-rata SF with positive rent spreads of 9.2% during the nine months ended September 30, 2023, compared to 1,474 leasing transactions representing 5.6 million Pro-rata SF with positive rent spreads of 7.5% during the nine months ended September 30, 2022. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At September 30, 2023, December 31, 2022, and September 30, 2022 our total property portfolio was 94.6%, 94.8%, and 94.6% leased, respectively. At September 30, 2023, December 31, 2022, and September 30, 2022 our Same Property portfolio was 95.4%, 95.1%, and 94.7% leased, respectively.

We continued our development and redevelopment of high quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects total $440.0 million at September 30, 2023, compared to $300.9 million at December 31, 2022, as further discussed within Liquidity and Capital Resources.
•
Development and redevelopment projects completed during 2023 represent $74.0 million of estimated net project cost, with an average stabilized yield of 8.2%.

We maintained liquidity and financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
We have no unsecured debt maturities until June 2024 and a manageable level of secured mortgage maturities during the next 12 months, including mortgages within our real estate partnerships. At September 30, 2023, we had $1.2 billion available on the Line.
•
At September 30, 2023, our Pro-rata net debt and Preferred Stock-to-operating EBITDAre ratio on a trailing 12 month basis was 5.5x compared to 5.0x at December 31, 2022.

UBP Acquisition

On August 18, 2023, we completed the acquisition of UBP which was structured as multiple mergers. Under the terms of the merger agreement, each share of Urstadt Biddle common stock, and Urstadt Biddle Class A common stock was converted into 0.347 of a share of common stock of the Parent Company. Additionally, each share of UBP’s 6.25% Series H Cumulative Redeemable Preferred Stock and 5.875% Series K Cumulative Redeemable Preferred Stock was converted into one share of Parent Company Series A preferred stock and Parent Company Series B preferred stock, respectively.

The following table provides the components that make up the total purchase price for the UBP acquisition:

(in thousands, except stock price)	Purchase Price
Shares of common stock issued for acquisition	13,568
Closing stock price on August 17, 2023	$61.03
Value of common stock issued for acquisition	$828,025
Other adjustments	(9,495)
Total value of common stock issued	$818,530
Debt repaid	39,266
Preferred stock issuance	225,000
Transaction costs	57,197
Other cash payments	68
Total purchase price	$1,140,061

As part of the acquisition, Regency acquired 74 properties, all considered Non-Same Property, representing 5.3 million square feet of GLA, including 10 properties held through real estate partnerships. The consolidated results of operations of UBP are included in the consolidated financial statements from the closing date, August 18, 2023 through September 30, 2023.

Property Portfolio

The following table summarizes general information related to the consolidated properties in our portfolio:

(GLA in thousands)	September 30, 2023	December 31, 2022
Number of Properties	379	308
GLA	43,559	38,834
% Leased – Operating and Development	94.6%	94.8%
% Leased – Operating	94.9%	94.9%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$24.55	$23.95

The following table summarizes general information related to the unconsolidated properties owned in real estate partnerships in our portfolio:

(GLA in thousands)	September 30, 2023	December 31, 2022
Number of Properties	102	96
GLA	13,176	12,311
% Leased – Operating and Development	95.4%	94.8%
% Leased –Operating	95.4%	94.8%
Weighted average annual effective rent PSF, net of tenant concessions	$23.85	$23.15

The following table summarizes Pro-rata occupancy rates of our combined consolidated and unconsolidated shopping center portfolio:

	September 30, 2023	December 31, 2022
Percent Leased – All Properties	94.6%	94.8%
Anchor Space (spaces ≥ 10,000 SF)	96.0%	96.8%
Shop Space (spaces < 10,000 SF)	92.3%	91.5%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our real estate partnerships which, for the period ended September 30, 2023, include amounts for leasing activity of properties acquired from UBP beginning August 18, 2023 (totals as a weighted average PSF):

	Nine months ended September 30, 2023
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	23	513	$19.96	$46.57	$4.33
Renewal	79	2,090	16.90	0.45	0.10
Total Anchor Space Leases	102	2,603	$17.50	$9.54	$0.93
Shop Space Leases
New	417	830	$37.83	$38.90	$12.13
Renewal	791	1,386	37.37	1.49	0.64
Total Shop Space Leases	1,208	2,216	$37.54	$15.50	$4.94
Total Leases	1,310	4,819	$26.71	$12.28	$2.78

	Nine months ended September 30, 2022
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	17	498	$14.74	$15.12	$5.57
Renewal	88	2,592	16.39	0.87	0.17
Total Anchor Space Leases	105	3,090	$16.12	$3.17	$1.04
Shop Space Leases
New	419	802	$37.62	$36.41	$11.93
Renewal	950	1,737	35.98	1.69	0.89
Total Shop Space Leases	1,369	2,539	$36.50	$12.66	$4.37
Total Leases	1,474	5,629	$25.31	$7.45	$2.55

The weighted-average base rent on signed Shop Space leases during 2023 was $37.54 PSF, which is higher than the $34.89 PSF weighted average annual base rent of all Shop Space leases due to expire during the next 12 months. New and renewal rent spreads, compared to prior rents on these same spaces leased, were positive at 9.2% for the nine months ended September 30, 2023, compared to 7.5% for the nine months ended September 30, 2022.

The success of our tenants in operating their businesses and their corresponding ability to pay us rent continue to be influenced by current economic challenges, which increase their cost of doing business, including, but not limited to, inflation, the cost and availability of labor, increasing energy prices and interest rates. Additionally, macroeconomic and geopolitical risks, including the current wars in Ukraine, and involving Israel and Gaza, create challenges that may exacerbate current market conditions in the United States. The policies implemented by the U.S. government to address these issues, including raising interest rates, could result in adverse impacts on the U.S. economy, including a slowing of growth and potentially a recession, thereby impacting consumer spending, tenants' businesses, and/or decreasing future demand for space in shopping centers.

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

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification of our properties and by avoiding dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	September 30, 2023
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annual Base Rent (1)
Publix	68	6.5%	3.0%
Albertsons Companies, Inc.	52	4.7%	2.9%
Kroger Co.	52	6.4%	2.7%
Amazon/Whole Foods	39	2.8%	2.7%
TJX Companies, Inc.	70	3.6%	2.7%
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

Although base rent is derived from long-term lease contracts, tenants that file bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and significant downtime to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and rejects its leases, we could experience a significant reduction in our revenues. Tenants who are currently in bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 0.6% of our Pro-rata annual base rent, including 0.5% of our Pro-rata annual base rent related to Rite Aid.

Results from Operations

Results from operations for the three and nine months ended September 30, 2023, include the results of our acquisition of UBP from August 18, 2023.

Comparison of the three months ended September 30, 2023 and 2022:

Our revenues changed as summarized in the following table:

	Three months ended September 30,
(in thousands)	2023	2022	Change
Lease income
Base rent	$227,347	207,555	19,792
Recoveries from tenants	76,973	69,376	7,597
Percentage rent	1,868	1,884	(16)
Uncollectible lease income	(636)	1,110	(1,746)
Other lease income	4,558	3,426	1,132
Straight-line rent	2,693	6,921	(4,228)
Above / below market rent amortization	8,118	5,484	2,634
Total lease income	$320,921	295,756	25,165
Other property income	2,638	2,466	172
Management, transaction, and other fees	7,079	5,767	1,312
Total revenues	$330,638	303,989	26,649

Lease income increased by $25.2 million, on a net basis, primarily driven by the following contractually billable components of rent to the tenants per the lease agreements:

•
$19.8 million increase from billable Base rent, as follows:
o
$11.8 million increase from acquisition of UBP;
o
$6.5 million net increase from same properties, including a $3.2 million increase related to redevelopment projects and a $3.3 million net increase in the remaining same properties due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases;
o
$0.7 million increase from rent commencing at development properties; and
o
$0.8 million increase from acquisitions of other operating properties.
•
$7.6 million increase from contractual Recoveries from tenants, which represents the tenants' proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased as follows:
o
$3.8 million from the acquisition of UBP; and
o
$3.8 million primarily from same properties due to higher operating costs in the current year and increased recovery rates.
•
$1.7 million net change in Uncollectible lease income. While we continue to see improvements in our collection rates and therefore lower uncollectible lease income, our offsetting recovery from the collections of COVID-19 related reserves have been lower than our 2022 experience resulting in a negative change in Uncollectible lease income year over year.
•
$1.1 million increase in Other lease income primarily due to the UBP acquisition and an increase in lease termination fees within our same properties.
•
$4.2 million decrease in Straight-line rent due to higher 2022 levels of reinstating straight-line rents from former cash basis tenants upon returning to accrual basis.
•
$2.6 million increase in Above and below market rent primarily driven by an accelerated write off for an early tenant move-out.

Management, transaction, and other fees increased $1.3 million due to other income related to the UBP acquisition and increased property management and development fees from our real estate partnerships.

Changes in our operating expenses are summarized in the following table:

	Three months ended September 30,
(in thousands)	2023	2022	Change
Depreciation and amortization	$87,505	80,270	7,235
Property operating expense	59,227	49,577	9,650
Real estate taxes	40,171	37,926	2,245
General and administrative	20,903	20,273	630
Other operating expenses	3,533	949	2,584
Total operating expenses	$211,339	188,995	22,344

Depreciation and amortization costs increased by $7.2 million, as follows:

•
$5.4 million increase from acquisition of UBP;
•
$0.6 million increase from acquisitions of other operating properties; and
•
$1.2 million increase from same properties, primarily attributable to redevelopment projects becoming available for occupancy and starting to depreciate.

Property operating expense increased $9.7 million, as follows:

•
$5.7 million increase from same properties primarily attributable to an increase in recoverable common area and tenant related costs.
•
$1.9 million increase from acquisition of UBP;
•
$0.4 million increase from development properties; and
•
$1.7 million increase primarily from $1.3 million of insurance claims expense within our captive insurance company related to hail damage at two of our operating properties.

Real estate taxes increased $2.2 million, on a net basis, as follows:

•
$2.8 million increase from acquisition of UBP;
•
$0.4 million increase primarily from acquisitions of operating properties; partially offset by
•
$1.0 million net decrease from same properties primarily due to favorable real estate tax appeals during the period.

General and administrative costs increased $0.6 million on a net basis, as follows:

•
$1.9 million net increase in compensation costs primarily driven by salary increases and performance based incentive compensation; partially offset by
•
$1.3 million net decrease primarily related to development overhead capitalization based on the timing and progress of our development and redevelopment projects.

Other operating expenses increased $2.6 million attributable to an increase primarily attributable to $1.5 million of transition costs related to the acquisition of UBP, and increase in development pursuit costs and other professional services.

The following table presents the components of other expense (income):

	Three months ended September 30,
(in thousands)	2023	2022	Change
Interest expense, net
Interest on notes payable	$39,000	37,187	1,813
Interest on unsecured credit facilities	1,574	524	1,050
Capitalized interest	(1,492)	(1,171)	(321)
Hedge expense	109	109	—
Interest income	(384)	(288)	(96)
Interest expense, net	$38,807	36,361	2,446
Gain on sale of real estate, net of tax	(184)	(220)	36
Net investment loss	1,020	1,215	(195)
Total other expense (income)	$39,643	37,356	2,287

Interest expense increased $2.4 million primarily due to the following:

•
$1.8 million increase related to the loans assumed with the UBP acquisition;
•
$1.1 million increase driven by higher average balances on our unsecured credit facility.

Our equity in income of investments in real estate partnerships changed as follows:

		Three months ended September 30,
(in thousands)	Regency's Ownership	2023	2022	Change
GRI - Regency, LLC (GRIR)	40.00%	$8,877	8,876	1
New York Common Retirement Fund (NYC) (1)	30.00%	43	(49)	92
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	339	452	(113)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	387	388	(1)
Columbia Village District, LLC	30.00%	983	454	529
RegCal, LLC (RegCal) (2)	25.00%	127	124	3
Other investments in real estate partnerships	11.80% - 66.67%	1,761	964	797
Total equity in income of investments in real estate partnerships		$12,517	11,209	1,308
(1)
On May 25, 2022, the NYC partnership sold its remaining two properties and distributed sales proceeds to its members. Dissolution will follow final distributions, which are expected in the fourth quarter of 2023.
(2)
On April 1, 2022, we acquired our partner's 75% share in four properties held in the RegCal partnership for a total purchase price of $88.5 million; therefore, results following the date of acquisition are included in consolidated results. A single operating property remains within RegCal, LLC, at September 30, 2023.
•
The $1.3 million increase in our equity in income of investments in real estate partnerships is largely attributable to the $0.8 million increase within Other investments in real estate partnerships, primarily related to:
o
$0.2 million increase from new partnerships related to the acquisition of UBP;
o
$0.4 million increase in lease income at a single property partnership under redevelopment.

The following represents the remaining components that comprised net income attributable to common stockholders and unit holders:

	Three months ended September 30,
(in thousands)	2023	2022	Change
Net income	$92,173	88,847	3,326
Income attributable to noncontrolling interests	(1,453)	(1,269)	(184)
Net income attributable to the Company	90,720	87,578	3,142
Preferred stock dividends	(1,644)	—	(1,644)
Net income attributable to common shareholders	$89,076	$87,578	$1,498
Net income attributable to exchangeable operating partnership units	(520)	(379)	(141)
Net income attributable to common unit holders	$89,596	87,957	1,639

Results from Operations

Comparison of the nine months ended September 30, 2023 and 2022:

Our revenues changed as summarized in the following table:

	Nine months ended September 30,
(in thousands)	2023	2022	Change
Lease income
Base rent	$654,254	611,160	43,094
Recoveries from tenants	222,947	205,614	17,333
Percentage rent	10,278	7,583	2,695
Uncollectible lease income	958	12,156	(11,198)
Other lease income	14,840	10,561	4,279
Straight-line rent	8,169	18,405	(10,236)
Above / below market rent amortization	22,734	16,786	5,948
Total lease income	$934,180	882,265	51,915
Other property income	8,459	8,290	169
Management, transaction, and other fees	20,223	18,950	1,273
Total revenues	$962,862	909,505	53,357

Total lease income increased $51.9 million primarily driven by the following contractually billable components of rent to the tenants per the lease agreements:

•
$43.1 million increase from billable Base rent, as follows:
o
$11.8 million increase from acquisition of UBP;
o
$2.1 million increase from rent commencing at development properties;
o
$3.7 million increase from acquisitions of other operating properties in 2023 and 2022; and
o
$25.5 million net increase from same properties, including:
▪
$15.3 million net increase due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases;
▪
$2.1 million increase related to our acquisition and resulting consolidation of four properties previously held in an unconsolidated real estate partnership during 2022; and
▪
$8.1 million increase due to redevelopment projects completing and operating.
•
$17.3 million increase from contractual Recoveries from tenants, which represents the tenants' proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, from the following:
o
$3.8 million increase from acquisition of UBP;
o
$1.1 million increase from rents commencing at development properties and the acquisition of other operating properties in 2022 and 2023; and
o
$12.4 million net increase from same properties primarily due to higher operating costs in the current year and improved recovery rates.
•
$2.7 million increase in Percentage rent due to increases in tenant sales.
•
$11.2 million decrease from changes in Uncollectible lease income. While we continue to see improvements in our collection rates and therefor lower uncollectible lease income, our offsetting recovery from the collections of COVID-19 related reserves have been lower than our 2022 experience resulting in a net negative change from Uncollectible lease income year over year.

•
$4.3 million increase in Other lease income primarily due to an increase in lease termination fees.
•
$10.2 million decrease in Straight-line rent due to higher 2022 levels of reinstating straight-line rents from former cash basis tenants upon returning to accrual basis.
•
$5.9 million increase in Above and below market rent primarily driven by accelerated write offs for early tenant move-outs.

Management, transaction, and other fees increased $1.3 million primarily due to other income related to the UBP acquisition and increased property management and development fees from our real estate partnerships.

Changes in our operating expenses are summarized in the following table:

	Nine months ended September 30,
(in thousands)	2023	2022	Change
Depreciation and amortization	$253,373	237,462	15,911
Property operating expense	164,643	143,788	20,855
Real estate taxes	117,157	111,495	5,662
General and administrative	71,248	56,710	14,538
Other operating expenses	4,718	3,739	979
Total operating expenses	$611,139	553,194	57,945

Depreciation and amortization costs increased $15.9 million, as follows:

•
$7.6 million increase from same properties, primarily driven by redevelopment projects;
•
$5.3 million increase from acquisition of UBP;
•
$2.5 million increase from acquisitions of operating properties; and
•
$0.5 million increase from development properties where becoming available for occupancy.

Property operating expense increased $20.9 million, on a net basis, as follows:

•
$1.9 million increase from acquisition of UBP;
•
$0.9 million increase from development properties;
•
$2.9 million increase from higher claims expense in our captive insurance company;
•
$1.4 million related to acquisitions of other operating properties; and
•
$13.8 million increase from same properties primarily attributable to an increase in recoverable common area and tenant related costs.

Real estate taxes increased $5.7 million, on a net basis, mainly due to the following:

•
$2.8 million increase from acquisition of UBP;
•
$1.3 million increase from acquisitions of other operating properties and developments where capitalization ceased and spaces became available for occupancy; and
•
$1.6 million net increase from same properties primarily due to increases in real estate tax assessments across the portfolio.

General and administrative costs increased $14.5 million, on a net basis, mainly due to the following:

•
$10.2 million net increase due to changes in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income;
•
$1.2 million net increase driven by higher professional fees and travel related costs;
•
$3.6 million net increase in compensation costs primarily driven by salary increases, fewer vacant positions and performance based incentive compensation; partially offset by

•
$0.5 million decrease due to lower development overhead capitalization based on the timing and progress of our development and redevelopment projects.

Other operating expenses increased $1.0 million, primarily due to due to $1.5 million increase for transition costs related to the acquisition of UBP.

The following table presents the components of Other expense (income):

	Nine months ended September 30,
(in thousands)	2023	2022	Change
Interest expense, net
Interest on notes payable	$113,087	111,547	1,540
Interest on unsecured credit facilities	3,903	1,500	2,403
Capitalized interest	(4,026)	(2,985)	(1,041)
Hedge expense	328	328	—
Interest income	(1,136)	(592)	(544)
Interest expense, net	$112,156	109,798	2,358
Gain on sale of real estate, net of tax	(515)	(106,459)	105,944
Net investment (income) loss	(2,449)	9,177	(11,626)
Total other expense (income)	$109,192	12,516	96,676

Interest expense increased $2.4 million primarily due to the following:

•
$1.5 million increase primarily related to loans assumed with the UBP acquisition;
•
$2.4 million increase driven by higher average balances on our unsecured credit facility; partially offset by
•
$1.5 million decrease from higher capitalization of interest due to timing of development spend and higher interest income.

During the nine months ended September 30, 2023, we recognized gains on sale of $0.5 million from two land parcels. During the nine months ended September 30, 2022, we recognized gains on sale of $106.5 million from one operating property and four land parcels.

Net investment income increased $11.6 million primarily driven by $10.1 million gains on investments held in the non-qualified deferred compensation plan which have an offsetting expense in General and administrative costs noted above and $1.5 million gains on investments held in our captive insurance company.

Total equity in income of investments in real estate partnerships changed as follows:

		Nine months ended September 30,
(in thousands)	Regency's Ownership	2023	2022	Change
GRI - Regency, LLC (GRIR)	40.00%	$27,118	27,280	(162)
New York Common Retirement Fund (NYC) (1)	30.00%	68	9,162	(9,094)
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	1,217	1,396	(179)
Columbia Regency Partners II, LLC (Columbia II)	20.00%	1,300	1,307	(7)
Columbia Village District, LLC	30.00%	1,740	1,154	586
RegCal, LLC (RegCal) (2)	25.00%	369	4,374	(4,005)
Other investments in real estate partnerships	11.80% - 66.67%	4,490	3,182	1,308
Total equity in income of investments in real estate partnerships		$36,302	47,855	(11,553)
(1)
On May 25, 2022, the NYC partnership sold its remaining two properties and distributed sales proceeds to its members. Dissolution will follow final distributions, which are expected in the fourth quarter of 2023.
(2)
On April 1, 2022, we acquired our partner's 75% share in four properties held in the RegCal partnership for a total purchase price of $88.5 million; therefore, results following the date of acquisition are included in consolidated results. A single operating property remains within RegCal, LLC, at September 30, 2023.

The $11.6 million decrease, on a net basis, in our equity in income of investments in real estate partnerships is largely attributable to the following changes:

•
$9.1 million decrease within NYC, primarily due to gains on the sale of two operating properties during 2022;
•
$4.0 million decrease within RegCal, primarily due to gain on sale of one operating property during 2022; partially offset by
•
$1.3 million increase within Other investments in real estate partnerships, primarily related to increases in lease income at a single property partnership under redevelopment.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Nine months ended September 30,
(in thousands)	2023	2022	Change
Net income	$278,833	391,650	(112,817)
Income attributable to noncontrolling interests	(4,050)	(4,048)	(2)
Net income attributable to the Company	274,783	387,602	(112,819)
Preferred stock dividends	(1,644)	—	(1,644)
Net income attributable to common shareholders	$273,139	$387,602	$(114,463)
Net income attributable to exchangeable operating partnership units	(1,490)	(1,694)	204
Net income attributable to common unit holders	$274,629	389,296	(114,667)

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

Pro-Rata Same Property NOI:

Pro-rata same property NOI, excluding termination fees/expenses, changed as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Base rent	$235,876	228,761	7,115	$702,995	677,917	25,078
Recoveries from tenants	80,327	75,942	4,385	240,872	227,497	13,375
Percentage rent	2,208	2,244	(36)	11,600	8,774	2,826
Termination fees	1,037	902	135	6,407	3,790	2,617
Uncollectible lease income	(392)	1,214	(1,606)	1,113	13,105	(11,992)
Other lease income	3,276	3,081	195	9,056	8,606	450
Other property income	2,023	1,930	93	6,803	6,680	123
Total real estate revenue	324,355	314,074	10,281	978,846	946,369	32,477
Operating and maintenance	55,747	49,544	6,203	162,586	147,725	14,861
Real estate taxes	40,695	41,543	(848)	124,100	122,900	1,200
Ground rent	3,153	2,991	162	9,125	8,856	269
Total real estate operating expenses	99,595	94,078	5,517	295,811	279,481	16,330
Pro-rata same property NOI	$224,760	219,996	4,764	$683,035	666,888	16,147
Less: Termination fees	1,037	902	135	6,407	3,790	2,617
Pro-rata same property NOI, excluding termination fees	$223,723	219,094	4,629	$676,628	663,098	13,530
Pro-rata same property NOI growth, excluding termination fees			2.1%			2.0%

Real estate revenue increased $10.3 million and $32.5 million, on a net basis, during the three and nine months ended September 30, 2023 and 2022, respectively, as follows:

Base rent increased $7.1 million and $25.1 million during the three and nine months ended September 30, 2023, respectively, due to rent steps in existing leases, positive rental spreads on new and renewal leases, and increases in occupancy, as well as redevelopment projects completing and operating.

Recoveries from tenants increased $4.4 million and $13.4 million during the three and nine months ended September 30, 2023, respectively, due to increases in recoverable expenses.

Percentage rent increased $2.8 million during the nine months ended September 30, 2023, due to increases in tenant sales.

Termination fees increased $2.6 million during the nine months ended September 30, 2023, driven by two anchor terminations that were recognized in 2023.

Uncollectible lease income decreased $1.6 million and $12.0 million during the three and nine months ended September 30, 2023, respectively, primarily driven by the 2022 collection of previously reserved amounts, which have continued to be favorable in 2023, but to a lesser degree.

Total real estate operating expense increased $5.5 million and $16.3 million, on a net basis, during the three and nine months ended September 30, 2023, respectively, as follows:

Operating and maintenance increased $6.2 million and $14.9 million during the three and nine months ended September 30, 2023, respectively, primary due to increases in Recoverable Costs.

Real estate taxes increased $1.2 million during the nine months ended September 30, 2023, respectively, due to an increase in real estate assessments across the portfolio.

Same Property Rollforward:

Our Same Property pool includes the following property count, Pro-rata GLA, and changes therein:

	Three months ended September 30,
	2023		2022
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	395	42,143	390	41,446
SF adjustments (2)	—	17	—	10
Ending same property count	395	42,160	390	41,456

	Nine months ended September 30,
	2023		2022
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	389	41,383	393	41,294
Acquired properties owned for entirety of comparable periods presented (1)	5	771	—	327
Developments that reached completion by the beginning of earliest comparable period presented	—	—	1	72
Disposed properties	—	—	(4)	(191)
SF adjustments (2)	—	6	—	(46)
Change in intended property use	1	—	—	—
Ending same property count	395	42,160	390	41,456
(1)
Includes an adjustment to GLA arising from the acquisition of our partners' share of properties previously held in the RegCal and USAA partnerships, of which our previous ownership share was already included in our Same Property pool.
(2)
SF adjustments arising from remeasurements or redevelopments.

Nareit FFO and Core Operating Earnings:

Our reconciliation of net income attributable to common stock and unit holders to Nareit FFO and to Core Operating Earnings is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share information)	2023	2022	2023	2022
Reconciliation of Net income to Nareit FFO
Net income attributable to common shareholders	$89,076	87,578	$273,139	387,602
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	94,011	86,405	272,551	256,273
Gain on sale of real estate, net of tax	(827)	(202)	(1,132)	(119,301)
Exchangeable operating partnership units	520	379	1,490	1,694
Nareit FFO attributable to common stock and unit holders	$182,780	174,160	$546,048	526,268
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit Funds From Operations	$182,780	174,160	$546,048	526,268
Adjustments to reconcile to Core Operating Earnings (1):
Not Comparable Items
Merger transition costs	1,511	—	1,511	—
Early extinguishment of debt	—	—	—	176
Certain Non Cash Items
Straight-line rent	(3,142)	(3,140)	(7,315)	(9,152)
Uncollectible straight-line rent	92	(4,156)	(2,298)	(9,610)
Above/below market rent amortization, net	(7,919)	(5,191)	(22,138)	(15,906)
Debt and derivative mark-to-market amortization	667	(28)	667	(185)
Core Operating Earnings	$173,989	161,645	$516,475	491,591
(1)
Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interest.

Reconciliation of Same Property NOI to Nearest GAAP Measure:

Our reconciliation of Net income attributable to common shareholders to Same Property NOI, on a Pro-rata basis, is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Net income attributable to common shareholders	$89,076	87,578	$273,139	387,602
Less:
Management, transaction, and other fees	7,079	5,767	20,223	18,950
Other (1)	12,016	13,564	34,317	38,295
Plus:
Depreciation and amortization	87,505	80,270	253,373	237,462
General and administrative	20,903	20,273	71,248	56,710
Other operating expense	3,533	949	4,718	3,739
Other expense (income)	39,643	37,356	109,192	12,516
Equity in income of investments in real estate excluded from NOI (2)	11,668	11,754	35,266	23,767
Net income attributable to noncontrolling interests	1,453	1,269	4,050	4,048
Preferred stock dividends and issuance costs	1,644	—	1,644	—
Pro-rata NOI	$236,330	220,118	$698,090	668,599
Less non-same property NOI (3)	11,570	122	15,055	1,711
Pro-rata same property NOI	$224,760	219,996	$683,035	666,888
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

Except for $200 million of private placement debt, our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. All remaining debt is held by our Operating Partnership, its subsidiaries, or by our real estate partnerships. The Operating Partnership is a co-issuer and a guarantor of the $200 million of outstanding debt of our Parent Company. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity, and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units.

We continually assess our available liquidity and our expected cash requirements, including monitoring our tenant rent collections. We have access to and draw on multiple financing sources to fund our operations and our long-term capital needs, including the requirements of our in process and planned developments, redevelopments, other capital expenditures, and the repayment of debt. We expect to meet these needs by using a combination of the following: cash flow from operations after funding our common stock and preferred stock dividends, borrowings from our Line, proceeds from the sale of real estate, mortgage loan and unsecured bank financing, distributions received from our real estate partnerships, and when the capital markets are favorable, proceeds from the sale of equity securities or the issuance of new unsecured debt. We continually evaluate alternative financing options, and we believe we can obtain new financing on reasonable terms, although likely at higher interest rates than that of our debt currently outstanding, due to the current interest rate environment.

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

In addition to our $74.4 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	September 30, 2023
ATM program
Original offering amount	$500,000
Available capacity	$500,000
Line of credit
Total commitment amount	$1,250,000
Available capacity (1)	$1,164,720
Maturity (2)	March 23, 2025
(1)
Net of letters of credit issued against our Line of Credit.
(2)
The Company has the option to extend the maturity for two additional six-month periods.

The declaration of dividends is determined quarterly by our Board of Directors. On November 2, 2023, our Board of Directors:

•
Declared a common stock dividend of $0.67 per share, payable on January 3, 2024, to shareholders of record as of December 14, 2023;
•
Declared a dividend on the Series A Preferred Stock, which will be paid at a rate of $0.390625 per share on January 31, 2024. The dividend will be payable to holders of record of the Series A Preferred Stock as of the close of business on January 16, 2024; and
•
Declared a dividend on the Series B Preferred Stock, which will be paid at a rate of $0.367200 per share on January 31, 2024. The dividend will be payable to holders of record of the Series B Preferred Stock as of the close of business on January 16, 2024.

While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to allow the Company and Operating Partnerships to each continue qualifying as a REIT for federal income tax purposes. We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the nine months ended September 30, 2023 and 2022, we generated cash flow from operations of $547.7 million and $528.2 million, respectively, and paid $334.3 million and $322.9 million in dividends to our common stock and unit holders, in the same respective periods.

We currently have development and redevelopment projects in various stages of construction, along with a pipeline of potential projects for future development or redevelopment. We estimate that we will require cash during the next 12 months of approximately $644.9 million related to leasing commissions, tenant improvements, in-process developments and redevelopments, capital contributions to our real estate partnerships, and repaying maturing debt. These capital requirements are being impacted by current levels of high inflation resulting in increased costs of construction materials, labor, and services from third party contractors and suppliers. In response, we have implemented mitigation strategies such as entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from permitting delays and labor shortages may extend the time to completion of these projects.

If we start new developments or redevelopments, commit to property acquisitions, repay debt prior to maturity, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

We endeavor to maintain a high percentage of unencumbered assets. As of September 30, 2023, 85.7% of our wholly-owned real estate assets were unencumbered. Our low level of encumbered assets allow us to more readily access the secured and unsecured debt markets and to maintain availability on the Line. Our trailing 12 month fixed charge coverage ratio, including our Pro-rata share of our partnerships, was 5.0x and 4.7x for the periods ended September 30, 2023, and December 31, 2022, respectively, and our Pro-rata net debt and Preferred Stock-to-operating EBITDAre ratio on a trailing 12 month basis was 5.5x and 5.0x, respectively, for the same periods.

Our Line and unsecured debt require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our 2022 Form 10-K. The debt assumed in conjunction with the UBP acquisition contain covenants that are consistent with our existing debt covenants. We were in compliance with these covenants at September 30, 2023, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Nine months ended September 30,
(in thousands)	2023	2022	Change
Net cash provided by operating activities	$547,685	528,242	19,443
Net cash used in investing activities	(231,527)	(111,867)	(119,660)
Net cash used in financing activities	(303,864)	(356,418)	52,554
Net increase in cash and cash equivalents and restricted cash	$12,294	59,957	(47,663)
Total cash and cash equivalents and restricted cash	$81,070	154,984	(73,914)

Net cash provided by operating activities:

Net cash provided by operating activities increased $19.4 million due to:

•
$16.2 million increase in cash from operations due to timing of receipts and payments, and
•
$3.2 million increase in operating cash flow distributions from Investments in real estate partnerships.

Net cash used in investing activities:

Net cash used in investing activities changed by $119.7 million as follows:

	Nine months ended September 30,
(in thousands)	2023	2022	Change
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $3,061 in 2022	$(2,033)	(141,275)	139,242
Acquisition of UBP, net of cash acquired of $14,143	(80,488)	—	(80,488)
Real estate development and capital improvements	(158,982)	(143,724)	(15,258)
Proceeds from sale of real estate and FF&E	10,338	137,280	(126,942)
Issuance of notes receivable	(4,000)	—	(4,000)
Investments in real estate partnerships	(9,118)	(13,573)	4,455
Return of capital from investments in real estate partnerships	3,644	48,473	(44,829)
Dividends on investment securities	571	336	235
Acquisition of investment securities	(5,206)	(15,205)	9,999
Proceeds from sale of investment securities	13,747	15,821	(2,074)
Net cash used in investing activities	$(231,527)	(111,867)	(119,660)

Significant changes in investing activities include:

•
In 2022, we paid $141.3 million to purchase six operating properties, including four properties in which we previously held a 25% interest through an unconsolidated Investment in real estate partnership.
•
We invested $80.5 million, net of $14.1 million in cash acquired for the acquisition of UBP, including $39.3 million for UBP debt repaid at closing, and $55.3 million in direct transaction and other costs, with an additional $1.9 million in transaction costs outstanding in Accounts payable and other liabilities.
•
We invested $15.3 million more on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•
We sold three land parcels in 2023 for proceeds of $10.3 million compared to one operating property, three land parcels and one development project interest in 2022 for proceeds of $137.3 million.
•
We issued a $4.0M short-term note receivable to a co-investment partner in 2023.

•
Investments in real estate partnerships:
o
In 2023, we invested $9.1 million, including:
▪
$2.8 million to fund our share of acquiring one operating property within an existing real estate partnership, and
▪
$6.3 million to fund our share of development and redevelopment activities.
o
In 2022, we invested $13.6 million, including:
▪
$6.1 million to fund our share of acquiring one operating property within an existing real estate partnership, and
▪
$7.5 million to fund our share of development and redevelopment activities.
•
Return of capital from our unconsolidated real estate partnerships includes sales or financing proceeds.
o
During the nine months ended September 30, 2023 we received $3.6 million from our share of proceeds from debt refinancing activities.
o
During the same period in 2022, we received $36.9 million from our share of proceeds from real estate sales and $11.6 million from our share of proceeds from debt refinancing activities.
•
Acquisition of investment securities and proceeds from sale of investment securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment. During 2023, we deployed capital of $159.0 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Nine months ended September 30,
(in thousands)	2023	2022	Change
Capital expenditures:
Land acquisitions	$2,580	11,545	(8,965)
Building and tenant improvements	58,549	55,094	3,455
Redevelopment costs	57,384	48,641	8,743
Development costs	30,613	20,252	10,361
Capitalized interest	3,931	2,922	1,009
Capitalized direct compensation	5,925	5,270	655
Real estate development and capital improvements	$158,982	143,724	15,258
•
We acquired one land parcel for development in 2023 and one land parcel in 2022.
•
Building and tenant improvements increased $3.5 million in 2023, primarily related to the timing of capital projects.
•
Redevelopment costs are $8.7 million higher in 2023 due to the timing and magnitude of projects currently in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovation, new out-parcel building construction, and redevelopment related tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan. The timing and duration of these projects could also result in volatility in NOI. See the tables below for more details about our redevelopment projects.
•
Development costs are higher in 2023 due to the progress towards completion of our development projects in process. See the tables below for more details about our development projects.
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

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					September 30, 2023
Property Name	Market	Ownership (3)	Start Date	Estimated Stabilization Year (1)	Estimated Net Development Costs (2) (3)	GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred

Developments In-Process
Glenwood Green	Metro NYC	70%	Q1-22	2025	46,172	247	187	69%
Baybrook East - Phase 1B	Houston, TX	50%	Q2-22	2025	10,384	78	133	74%
Sienna - Phase 1	Houston, TX	75%	Q2-23	2027	9,409	23	409	25%
The Shops at SunVet	Long Island, NY	100%	Q2-23	2027	86,722	168	516	33%
Total Developments In-Process					$152,687	516	296	46%
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Ownership, Estimated Net Development Costs, and GLA are reported based on Regency's expected ownership interest in the real estate partnership at completion.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)					September 30, 2023
Property Name	Market	Ownership (3)	Start Date	Estimated Stabilization Year (1)	Estimated Net Project Costs (2) (3)	GLA (3)	% of Costs Incurred

Redevelopments In-Process
The Abbot	Boston, MA	100%	Q2-19	2025	$58,973	64	92%
Westbard Square Phase I	Bethesda, MD	100%	Q2-21	2025	37,000	126	68%
Buckhead Landing	Atlanta, GA	100%	Q2-22	2025	28,458	152	25%
Bloom on Third (fka Town and Country Center)	Los Angeles, CA	35%	Q4-22	2027	24,525	51	12%
Mandarin Landing	Jacksonville, FL	100%	Q2-23	2025	16,422	140	5%
Serramonte Center - Phase 3	San Francisco, CA	100%	Q2-23	2025	36,989	1,072	13%
Circle Marina Center	Los Angeles, CA	100%	Q3-23	2025	14,986	118	5%
Various Redevelopments	Various	20% - 100%	Various	Various	69,911	2,215	30%
Total Redevelopments In-Process					$287,264	3,938	45%

Redevelopments Completed
The Crossing Clarendon	Metro DC	100%	Q4-18	2024	$55,679	129	92%
Various Properties	Various	20% - 100%	Various	Various	18,307	844	95%
Total Redevelopments Completed					$73,986	973	92%
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Ownership, Estimated Net Development Costs, and GLA are reported based on Regency's expected ownership interest in the real estate partnership at completion.

Net cash used in financing activities

Net cash flows from financing activities changed by $52.6 million during 2023, as follows:

	Nine months ended September 30,
(in thousands)	2023	2022	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$4	61,284	(61,280)
Repurchase of common shares in conjunction with equity award plans	$(7,653)	(6,438)	(1,215)
Common shares repurchased through share repurchase program	(20,006)	(75,419)	55,413
Contributions from limited partners in consolidated partnerships, net	3,167	1,568	1,599
Dividend payments and operating partnership distributions	(334,293)	(322,897)	(11,396)
Proceeds from unsecured credit facilities, net	77,000	—	77,000
Proceeds from debt issuance	46,500	—	46,500
Debt repayment, including early redemption costs	(68,234)	(14,498)	(53,736)
Payment of loan costs	(411)	(82)	(329)
Proceeds from sale of treasury stock, net	62	64	(2)
Net cash used in financing activities	$(303,864)	(356,418)	52,554

Significant financing activities during the nine months ended September 30, 2023 and 2022, include the following:

•
We received proceeds of $61.3 million, net of costs, in April 2022 upon settling our forward equity sales under our ATM program.
•
We repurchased for cash a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $7.7 million and $6.4 million during 2023 and 2022, respectively.
•
We paid $20.0 million to repurchase 349,519 shares of our common stock through our Repurchase Program during 2023, and $75.4 million during the same period in 2022 to repurchase 1,294,201 common shares.
•
We received $3.2 million net from limited partners, including $8.3 million of contributions for their share of debt repayments and development funding, partially offset by $5.1 million in distributions during 2023. During 2022, we received $1.6 million net from limited partners, including $6.5 million of contributions in a new consolidated partnership, partially offset by $4.9 million in distributions.
•
We paid $11.4 million more in dividends as a result of an increase in our dividend rate per share and the number of shares of our common stock outstanding.
•
We received net proceeds of $77.0 million from our unsecured credit facilities to fund direct transaction costs related to the UBP acquisition.
•
We had the following debt related activity during 2023:
o
We received $46.5 million in proceeds from a mortgage refinancing,
o
We paid $68.2 million for debt repayments, including:
▪
$7.9 million in principal mortgage payments, and
▪
$60.3 million for a combination of repaying or refinancing five mortgage loans at maturity.
•
We had the following debt related activity during 2022:
o
We paid $8.5 million in principal mortgage payments, and
o
$6.0 million to repay a mortgage loan at maturity.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our real estate partnerships and our Pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Number of real estate partnerships	19	13
Regency's ownership	12% - 67%	20% - 50%
Number of properties	102	96
Assets	$2,739,604	2,608,005	$1,000,709	943,699
Liabilities	1,604,587	1,497,630	570,053	530,915
Equity	1,135,017	1,110,375	430,656	412,784
Basis difference			(48,356)	(62,407)
Investments in real estate partnerships			$382,300	350,377
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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	September 30, 2023	December 31, 2022
GRI-Regency, LLC (GRIR)	40.00%	$148,596	155,302
New York Common Retirement Fund (NYC) (1)	30.00%	159	674
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7,256	7,423
Columbia Regency Partners II, LLC (Columbia II)	20.00%	43,553	41,757
Columbia Village District, LLC	30.00%	6,141	5,836
RegCal, LLC (RegCal) (2)	25.00%	5,550	5,789
Individual Investors
Ballard Blocks	49.90%	62,000	62,624
Bloom on Third (fka Town and Country Center)	35.00%	42,417	40,409
Others (3)	11.80% - 66.67%	66,628	30,563
Total Investment in real estate partnerships		$382,300	350,377
(1)
On May 25, 2022, the NYC partnership sold the remaining two properties and distributed sales proceeds to the members. Dissolution will follow final distributions, which are expected in the fourth quarter of 2023.
(2)
During April 2022, we acquired our partner's 75% share in four properties held in the RegCal, LLC partnership for a total purchase price of $88.5 million. Upon acquisition, these four properties were consolidated into Regency's financial statements. A single operating property remains within RegCal, LLC at September 30, 2023.
(3)
Includes investments in real estate partnerships acquired as part of the UBP acquisition, which was effective on August 18, 2023.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	September 30, 2023
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2023 (1)	$941	—	—	941	284
2024	3,718	33,690	—	37,408	14,678
2025	6,094	146,221	—	152,315	48,005
2026	7,393	225,589	39,800	272,782	86,475
2027	7,576	32,800	—	40,376	13,669
Beyond 5 Years	10,956	986,042	1,487	998,485	373,113
Net unamortized loan costs, debt premium / (discount)	—	(11,235)	—	(11,235)	(4,085)
Total	$36,678	1,413,107	41,287	1,491,072	532,139
(1)
Reflects scheduled principal payments and maturities for the remainder of the year.

At September 30, 2023, our investments in real estate partnerships had notes payable of $1.5 billion maturing through 2034, of which 96.0% had a weighted average fixed interest rate of 3.8%. The remaining notes payable float with SOFR and had a weighted average variable interest rate of 7.2%, based on rates as of September 30, 2023. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $532.1 million as of September 30, 2023. As notes payable mature, they are expected to be repaid from proceeds from new borrowings and/or partner capital contributions. Refinancing debt at maturity in the current interest rate environment could result in higher interest expense in future periods if rates remain elevated.

We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a co-investment partner is unable to fund its share of the capital requirements of the real estate partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call which would be secured by the partner's membership interest.

Management fee income

In addition to earning our Pro-rata share of net income or loss in each of these real estate partnerships, we receive fees as shown below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Asset management, property management, leasing, and other transaction fees	$6,322	5,767	$19,465	18,950

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

As of September 30, 2023, we had accrued liabilities of $19.9 million for our Pro-rata share of environmental remediation, including our Investments in real estate partnerships. We believe that the ultimate remediation of currently known environmental matters will not have a material effect on our financial position, cash flows, or results of operations. We can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2023 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the third quarter of 2023 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 — Commitments and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Item 3. “Legal Proceedings” of our 2022 Form 10-K.

Item 1A. Risk Factors

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”), and the Risk Factors described in Part II, Item 1A of the Form 10-Q reports filed in the quarters ended March 31, and June 30, 2023, respectively, and this form 10Q. There have been no material changes in our risk factors from those described in our 2022 Annual Report except as disclosed in our Form S-4 Registration Statement, filed with the SEC on July 10, 2023, in connection with our acquisition of Urstadt Biddle, which contains, without limitation, additional risk factors in a section of the prospectus entitled “Risks Relating to Regency After Completion of the Mergers”. In addition, we note the risk factor identified during 2023 detailed below:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2023, we issued 3,340 shares of common stock of Regency Centers Corporation in connection with the redemption of common units of Regency Centers, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a) (2) thereof. There were no other unregistered sales of equity securities during the three months ended September 30, 2023.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended September 30, 2023:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
July 1 through July 31, 2023	—	$—	—	$230,000
August 1 through August 31, 2023	341	$65.01	—	$230,000
September 1 through September 30, 2023	649	$63.11	—	$230,000
(1)
Represents shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.
(2)
Our Board has authorized a common stock repurchase program under which we may purchase, from time to time, up to a maximum of $250 million of our outstanding common stock through open market purchases, and/or in privately negotiated transactions. The timing and price of stock repurchases will be dependent upon market conditions and other factors. Any stock repurchased, if not retired, will be treated as treasury stock. Our stock repurchase program will expire February 7, 2025, unless modified, extended or earlier terminated by the Board.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On September 13, 2023, Martin E. Stein Jr., the Company’s Executive Chairman of the Board of the Company, took the following actions:

(i) Mr. Stein terminated a trading arrangement he had previously adopted with respect to the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”). Mr. Stein’s Rule 10b5-1 Trading Plan was adopted on February 23, 2023 and, prior to its termination by Mr. Stein, was to expire by its terms on March 31, 2024. This Rule 10b5-1 Trading Plan provided for the sale of up to 100,000 shares of common stock pursuant to multiple limit orders. As of the date of termination of this plan, Mr. Stein had not sold any shares of common stock under its terms.

(ii) Mr. Stein adopted a new Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Stein’s Rule 10b5-1 Trading Plan, which expires on February 15, 2025, provides for the sale of up to 50,000 shares of common stock pursuant to multiple limit orders. Since adoption of this plan, Mr. Stein has not sold any shares of common stock under its terms.

Entry into Material Definitive Agreements

Indemnification Agreements

On November 2, 2023, the Company entered into an indemnification agreement (an “Indemnification Agreement”) with each current member of its Board of Directors and each of its executive officers (each being referred to as an “Indemnified Party” and collectively as the “Indemnified Parties”). These Indemnification Agreements require the Company, among other things, to indemnify and hold harmless its directors and executive officers against claims, lawsuits, proceedings and liabilities (collectively, “Claims”) that may arise by reason of their status or capacity with, or service to, the Company and its subsidiaries, to the fullest extent permitted by the Company’s Articles of Incorporation, Bylaws and the Florida Business Corporation Act. These Indemnification Agreements also require the Company to advance expenses incurred by the Indemnified Parties in investigating or defending any such Claims, and sets forth various procedures in respect of such advancement and indemnification. The Indemnification Agreements also require the Company to procure customary directors and officers liability insurance, subject to certain conditions. The Company believes that these agreements are appropriate and necessary to attract and retain qualified individuals to serve as directors and executive officers.

The foregoing summary of the terms of the Indemnification Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the “form of” Indemnification Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

Ex #	Description

1.	Underwriting agreement
	1.1	Equity Distribution Agreement, dated August 8, 2023, among Regency Centers Corporation, Regency Centers, L.P. and BNY Capital Markets, LLC

1.2

Equity Distribution Agreement, dated August 8, 2023, among Regency Centers Corporation, Regency Centers, L.P. and BTIG, LLC. The Equity Distribution Agreements listed below are substantially identical in all material respects to the Equity Distribution Agreement, dated August 8, 2023, among Regency Centers Corporation, Regency Centers, L.P. and BTIG, LLC except for the identities of the parties, and have not been filed as exhibits to the Company’s 1934 Act reports pursuant to Instruction 2 to Item 601 of Regulation S-K.

(i) Equity Distribution Agreement, dated August 8, 2023, among Regency Centers Corporation, Regency Centers, L.P. and Regions Securities LLC.

(ii) Equity Distribution Agreement, dated August 8, 2023, among Regency Centers Corporation, Regency Centers, L.P. and Truist Securities, Inc.
1.3	Forward Master Confirmation, dated August 8, 2023, by and between the Regency Centers Corporation and BNY Mellon Capital Markets LLC.
1.4	Forward Master Confirmation, dated August 8, 2023, among Regency Centers Corporation and Nomura Global Financial Products, Inc.
1.5	Forward Master Confirmation, dated August 8, 2023, among Regency Centers Corporation and Regions Securities LLC.
1.6	Forward Master Confirmation, dated August 8, 2023, among Regency Centers Corporation and Truist Bank.

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1

Agreement and Plan of Merger, dated as of May 17, 2023, by and among Regency Centers Corporation, Hercules Merger Sub, LLC, Urstadt Biddle Properties Inc., UB Maryland I, Inc. and UB Maryland II, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 18, 2023)

3.	Articles of Incorporation and Bylaws
	3.1	Restated Articles of Incorporation of Regency Centers Corporation (amendment is incorporated by reference to Exhibit 3.A to the Company’s Form 10-Q filed on August 8, 2017)
3.2

Articles of Amendment to the Company’s Restated Articles of Incorporation Designating the Preferences, Rights and Limitations of the Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 in Regency’s Form 8-A filed on August 17, 2023)

3.3

Articles of Amendment to the Company’s Restated Articles of Incorporation Designating the Preferences, Rights and Limitations of the Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 in Regency’s Form 8-A filed on August 17, 2023)

3.4

Articles of Amendment to the Company’s Restated Articles of Incorporation Deleting the Series 6 and Series 7 Cumulative Redeemable Preferred Stock Designations (incorporated by reference to Exhibit 3.5 in Regency’s Form 8-A filed on August 17, 2023)

	3.5	Fifth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. , (incorporated by reference to Exhibit 3(d) to the Company's Form 10-K filed on February 19, 2014)
3.6

Amendment to the Fifth Amended and Restated Agreement of Limited Partnership Relating to the Series A Cumulative Redeemable Preferred Units, dated August 16, 2023 (incorporated by reference to Exhibit 3.4 in Regency’s Form 8-K filed on August 18, 2023)

3.7

Amendment to the Fifth Amended and Restated Agreement of Limited Partnership Relating to the Series B Cumulative Redeemable Preferred Units, dated August 16, 2023 (incorporated by reference to Exhibit 3.5 in Regency’s Form 8-K filed on August 18, 2023)

10.	Material Contracts
10.1

Form of Indemnification Agreement, in each case dated as of November 2, 2023, between Regency Centers Corporation (the Company”) and (1) each member of its Board of Directors of the Company and (2) each of Martin E. Stein, Jr. and Lisa Palmer (who are each also members of the Board), Michael J. Mas, Alan T. Roth, Nicholas A. Wibbenmeyer and each of the other executive officers of the Company.

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

November 6, 2023	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

November 6, 2023	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)