Form 10-K
period 2023-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2024-02-16
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-12298 (Regency Centers Corporation)

Commission File Number 0-24763 (Regency Centers, L.P.)

REGENCY CENTERS CORPORATION

REGENCY CENTERS, L.P.

(Exact name of registrant as specified in its charter)

Florida (REGENCY CENTERS CORPORATION)	59-3191743
Delaware (REGENCY CENTERS, L.P.)	59-3429602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Independent Drive, Suite 114 Jacksonville, Florida 32202	(904) 598-7000
(Address of principal executive offices) (zip code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Regency Centers Corporation

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	REG	The Nasdaq Stock Market LLC
6.250% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	REGCP	The Nasdaq Stock Market LLC
5.875% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	REGCO	The Nasdaq Stock Market LLC

Regency Centers, L.P.

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

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

Regency Centers Corporation $10.5 billion Regency Centers, L.P. N/A

The number of shares outstanding of the Regency Centers Corporation’s common stock was 184,578,554 as of February 15, 2024.

Documents Incorporated by Reference

Portions of Regency Centers Corporation's proxy statement, prepared in connection with its upcoming 2024 Annual Meeting of Shareholders, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

1 Per SEC guidance, this blank checkbox is included on this cover page but no disclosure with respect thereto shall be made until the adoption and effectiveness of related stock exchange listing standards.

EXPLANATORY NOTE

This Annual Report on Form 10-K (this "Report") combines the annual reports on Form 10-K for the year ended December 31, 2023, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The terms "the Company," "Regency Centers," "Regency," "we," "our," and "us" as used in this Report mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust ("REIT") and the general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management. The Operating Partnership's capital includes general and limited common partnership units ("Common Units"). As of December 31, 2023, the Parent Company owned approximately 99.4% of the Common Units in the Operating Partnership. The remaining Common Units, which are all limited Common Units, are owned by third party investors. In addition to the Common Units, the Operating Partnership has also issued two series of preferred units: the 6.250% Series A Cumulative Redeemable Preferred Units (the “Series A Preferred Units”) and the 5.875% Series B Cumulative Redeemable Preferred Units (the “Series B Preferred Units”). The Parent Company currently owns all of the Series A Preferred Units and Series B Preferred Units. The Series A Preferred Units and Series B Preferred Units are sometimes referred to collectively as the “Preferred Units."

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

Management operates the Parent Company and the Operating Partnership as one business. The management of the Parent Company consists of the same individuals as the management of the Operating Partnership. These individuals are officers of the Parent Company, and officers and employees of the Operating Partnership.

The Company believes it is important to understand the key differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of Common and Preferred Units of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. Except for $200 million of unsecured private placement debt, the Parent Company does not hold any indebtedness, but guarantees all of the unsecured debt of the Operating Partnership. The Operating Partnership, directly or indirectly, is also the co-issuer and guarantor of the $200 million Parent Company’s unsecured private placement debt referenced above. The Operating Partnership holds all the assets of the Company and ownership of the Company's subsidiaries and equity interests in its joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for Common Units or Preferred Units, the Operating Partnership generates all other capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of Common Units and Preferred Units

Shareholders' equity, partners' capital, and noncontrolling interests are the main areas of difference between the Consolidated Financial Statements of the Parent Company and those of the Operating Partnership. The Operating Partnership's capital includes the Common Units and the Preferred Units. The limited partners' Common Units in the Operating Partnership owned by third parties are accounted for in partners' capital in the Operating Partnership's financial statements and outside of shareholders' equity in noncontrolling interests in the Parent Company's financial statements. The Preferred Units owned by the Parent Company are eliminated in consolidation in the accompanying consolidated financial statements of the Parent Company and are classified as preferred units of general partner in the accompanying consolidated financial statements of the Operating Partnership.

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

Our operations are subject to a number of risks and uncertainties including, but not limited to, risk factors described in "Item 1A. Risk Factors" of this Report. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our other filings with and submissions to the Securities and Exchange Commission ("SEC"), including those made in connection with the Company's acquisition of Urstadt Biddle Properties Inc. (“UBP” or “Urstadt Biddle”). If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. Forward-looking statements are only as of the date they are made, and Regency undertakes no duty to update its forward-looking statements, whether as a result of new information, future events or developments or otherwise, except as and to the extent required by law.

PART I

Item 1. Business

Regency Centers Corporation is a fully integrated real estate company and self-administered and self-managed real estate investment trust that began its operations as a publicly-traded REIT in 1993. Our corporate headquarters are located at One Independent Drive, Suite 114, Jacksonville, Florida. Regency Centers, L.P. is a subsidiary through which Regency Centers Corporation conducts substantially all of its operations, and which owns, directly or indirectly, substantially all of its assets. Our business consists of acquiring, developing, owning, and operating income-producing retail real estate principally located in suburban trade areas with compelling demographics within the United States of America ("USA" or "United States"). We generate revenues by leasing space to necessity, service, convenience, and value-based retailers serving the essential needs of our communities. Regency has been an S&P 500 Index member since 2017. Our business experienced material growth in 2023 due to our acquisition of UBP which is further discussed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of December 31, 2023, we had full or partial ownership interests in 482 properties, primarily anchored by market leading grocery stores, encompassing 56.8 million square feet ("SF") of gross leasable area ("GLA"). Our Pro-rata share of this GLA is 48.6 million square feet, including our share of properties owned through unconsolidated real estate partnerships.

We are a preeminent national owner, operator, and developer of neighborhood and community shopping centers predominantly located in suburban trade areas with compelling demographics that have strategic attributes supporting growth through economic cycles. Our mission is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities. Our vision is to elevate quality of life as an integral thread in the fabric of our communities. Our portfolio includes thriving properties merchandised with highly productive grocers, restaurants, service providers, and best-in-class retailers that connect with their neighborhoods, communities, and customers.

Our values:

•
We are our people: Our people are our greatest asset, and we believe that a talented team from diverse backgrounds and experiences makes us better.
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

Our goals are to:

•
Own and manage a portfolio of high-quality neighborhood and community shopping centers anchored primarily by market leading grocers and principally located in suburban trade areas in the most desirable metro areas in the United States. We believe that this strategy will result in highly desirable and attractive centers with best-in-class retailers. These centers should command higher rental and occupancy rates resulting in excellent prospects to grow net operating income ("NOI");
•
Create shareholder value by increasing earnings and dividends per share that generate total returns at or near the top of our shopping center peers;
•
Maintain an industry leading, disciplined development and redevelopment platform to create exceptional retail centers that deliver favorable returns;
•
Support our business activities with a conservative capital structure, including a strong balance sheet with sufficient liquidity to meet our capital needs together with a carefully constructed debt maturity profile;
•
Implement leading environmental, social, and governance ("ESG") practices through our Corporate Responsibility program to support and enhance our business goals and objectives; and
•
Engage and retain an exceptional and diverse team that is guided by our strong values, while fostering an environment of innovation and continuous improvement.

Key strategies to achieve our goals are to:

•
Generate same property NOI growth that over the long-term consistently ranks at or near the top of our shopping center peers;
•
Reinvest free cash flow and portfolio enhancement disposition proceeds into high-quality developments, redevelopments and acquisitions in a long term accretive manner;
•
Maintain a conservative balance sheet that provides liquidity, financial flexibility and cost-effective funding of investment opportunities, while also managing debt maturities that enable us to weather economic downturns;
•
Pursue best-in-class ESG programs and practices; and
•
Attract, retain, and engage an exceptional and diverse team that is guided by our values while fostering an environment of innovation and continuous improvement.

Competition

We are among the largest owners of shopping centers in the USA based on revenues, number of properties, GLA, and market capitalization. There are numerous companies and individuals engaged in our line of business that compete with us in our targeted markets, including grocery store chains that own shopping centers and also anchor some of our shopping centers. This dynamic results in competition for attracting tenants as well as acquiring existing shopping centers and new development sites. In addition, brick and mortar shopping centers face continued competition from alternative shopping and delivery methods. We believe that our competitive advantages are driven by:

•
the market areas in which we operate, and the locations of our shopping centers within those trade areas;
•
the quality of our shopping centers including our strategy of maintaining and renovating these centers to our high standards;
•
the compelling demographics surrounding our shopping centers;
•
our relationships with our anchor, shop, and out-parcel tenants;
•
our experienced leadership team and cycle-tested expertise; and
•
our ability to successfully develop, redevelop, and acquire shopping centers.

Corporate Responsibility and Human Capital

To execute our mission, which is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities, we strive to achieve best-in-class corporate responsibility. For this reason, corporate responsibility, including our focus on ESG practices that support and enhance our business, is a foundational strategy of Regency. We believe that alignment of strategy and business sustainability is critical to the long-term success of our Company, our shareholders, the environment, and the communities in which we operate. To achieve this alignment, our corporate responsibility (which term we use interchangeably with “ESG”) practices are built on four pillars:

•
Our People;
•
Our Communities;
•
Ethics and Governance; and
•
Environmental Stewardship.

These practices are guided by three overarching concepts: long-term value creation, our Regency brand and reputation, and the importance of maintaining our culture, which has been a crucial driver of our long-term success. Our continued commitment to these concepts helps to guide our business strategy, and identify and focus on key corporate responsibility-related drivers that we expect to contribute to our future success.

We regularly review our corporate responsibility strategies, goals, and objectives under these four pillars with our Board of Directors (or the "Board") and its committees, which oversee our programs. More information about our corporate responsibility strategy, goals, performance, and reporting, including our annual Corporate Responsibility Report, and our policies and practices related to corporate responsibility, is available on our website at www.regencycenters.com. The content of our website and other information contained therein, including relating to corporate responsibility, is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Our People – Our people are our most important asset, and we strive to ensure that they are engaged, passionate about their work, connected to their teams, and supported to deliver their best performance. Regency recognizes and values the importance to the Company's success of attracting and retaining talented individuals with different skills, backgrounds, and experiences to encourage diversity of thought and ideas. In addition, we strive to maintain a safe and healthy workspace, promote employee well-being, and empower our employees by focusing on their personal and professional development through training and education opportunities.

As of December 31, 2023, we had 497 employees, including 5 part-time employees. We presently maintain 24 market offices nationwide, including our corporate headquarters in Jacksonville, Florida. None of our employees are represented by a collective bargaining unit, and we believe our relationship with our employees is good.

In 2023, we continued implementing our comprehensive diversity, equity, and inclusion ("DEI") strategy focused on promoting and advancing diversity across our organization. The goals of this strategy are to attract, recruit, and retain a diverse group of employees to grow, develop, and succeed, as we collectively work to implement our mission and contribute to the long-term success of the organization. Furthermore, aligned with our near-and long-term human capital goals, we remained focused on employee engagement, leveraging our annual employee survey to identify opportunities to improve and further engage our people.

Diversity, Equity, and Inclusion - We believe that much of our success is rooted in the diversity and inclusion of our teams and our commitment to a diverse and inclusive culture. We continue to foster a culture in which everyone is respected, valued, and has an equal opportunity to contribute and thrive. Our shopping centers are in trade areas throughout the U.S. and our tenants and visitors to our centers represent a cross section of those communities. We remain focused on building a workforce that represents the many tenants and visitors to our centers we serve and the communities in which we operate.

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

Talent Attraction and Retention – Our core values place a strong importance on our people, which we believe make us an employer of choice. We understand the importance of attracting and retaining the best talent to sustain our history of success and build long-term value. We strive to offer some of the most competitive pay and benefits in the industry in which we operate and are continually looking for new opportunities to ensure that we attract and retain our people.

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

We believe philanthropy and charitable giving are important elements of our corporate responsibility commitment to the communities in which we operate. Throughout 2023, Regency supported its employees to serve and invest in community organizations through volunteer and financial support. Charitable contributions were made directly by the Company, as well as by the vast majority of our employees who donated their time and money to local non-profits directly serving their communities. Furthermore, as part of our strategy, we continued to improve our communities by investing in property enhancements and placemaking at our new and existing shopping centers.

Ethics and Governance – As long-term stewards of our investors’ capital, we are committed to best-in-class corporate governance. To create long-term value for our stakeholders, we place great emphasis on our culture and core values, the integrity and transparency of our reporting practices, and our overall governance structure in respect of oversight and shareholder rights.

To continue to strive for the best achievable mix of skills, experience, backgrounds, tenures, and competencies, including gender, ethnicity, age, and other attributes, Regency’s Board of Directors annually reviews its overall composition and succession planning process. As an outcome of this process, on September 26, 2022, the Company's Board of Directors elected Kristin A. Campbell to serve as one of the Regency's directors effective January 15, 2023. Ms. Campbell’s skill set, background, experience and competencies align with Regency’s ongoing commitment to board refreshment and best-in-class corporate governance.

Environmental Stewardship – We believe sustainability is in the best interest of our investors, tenants, employees, and the communities in which we operate, and we strive to integrate sustainable practices throughout our business.

We have identified eight strategic priorities to foster sustainable business practices and minimize both our environmental impact and the long-term risks to Regency’s business: green building, energy efficiency, electric vehicle charging stations, renewable energy, greenhouse gas emissions (“GHG”) reduction, water conservation, waste management, and climate change as it applies to our real estate portfolio. We believe these strategic priorities are not only the right thing to do to address environmental concerns such as climate change, resource scarcity and pollution (including GHG emissions reduction), but also support our achievement of key strategic financial and business objectives relating to our operations and development and redevelopment projects.

Throughout 2023, we continued to make progress towards our target to reduce GHG emissions and collaborate closely with our tenants to minimize their operational environmental impact. Aligned with the Science Based Targets initiative (SBTi), our target aims to reduce our absolute Scope 1 and 2 GHG emissions by 28% by 2030, measured against a 2019 baseline year, and to achieve net-zero Scope 1 and 2 GHG emissions across all operations by 2050. In addition, the Company has established targets to enhance energy efficiency, manage water and waste responsibly and invest in renewable energy sources and electric vehicle charging stations. These targets reflect our proactive stance in addressing environmental challenges and contributing to a more sustainable future. Regency’s progress towards these targets, together with our strategy and efforts influenced by climate change, are further described in our 2022 Corporate Responsibility Report. Based on our current estimates and asset base, we do not expect the pursuit of these targets to materially impact our operating results and financial condition.

As a long-term owner, operator, and developer of real estate, we acknowledge the potential for climate change to have a material impact on our properties, people, and long-term success. Regency wants to ensure that our properties can safely, sustainably, and responsibly withstand the test of time. We continue to refine our understanding of our exposure to climate-related impacts by conducting ongoing property-level analysis as well as the risks that climate change may pose to our business.

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

REIT Laws and Regulations

We have elected to be taxed as a REIT under the federal income tax laws. As a REIT, we are generally not subject to federal income tax on taxable income that we distribute to our shareholders. Under the Internal Revenue Code (the "Code"), REITs are subject to numerous regulatory requirements, including the requirement to generally distribute at least 90% of taxable income each year. We will be subject to federal income tax on our taxable income at regular corporate rates if we fail to qualify as a REIT for tax purposes in any taxable year, or to the extent we distribute less than 100% of our taxable income. We will also generally not qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed taxable income.

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries ("TRS"). In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes which, to date, have not been material to us.

Environmental Laws and Regulations

Under various federal, state and local laws, ordinances and regulations (collectively, "environmental laws"), we may be liable for some or all of the cost to assess and remediate certain hazardous substances at our shopping centers. To the extent any environmental issues arise, they most typically stem from the historic practices of current and former dry cleaners, gas stations, and other similar businesses at our centers, as well as the presence of asbestos in some structures. These environmental laws often impose liability without regard to whether the owner knew of, or committed the acts or omissions that caused the presence of the hazardous substances. The presence of such substances, or the failure to properly address contamination caused by such substances, may adversely affect our ability to sell or lease the property or borrow using the property as collateral, and could result in claims by and liabilities to third parties relating to contamination that emanated from our properties. Although we have a number of properties that could require or are currently undergoing varying levels of assessment and remediation, known environmental liabilities are not currently expected to have a material impact on our financial condition.

Information About Our Executive Officers

Our executive officers are appointed by our Board of Directors and each of our executive officers has been employed by us for more than five years. As of the date of this Report, our executive officers are:

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	71	Executive Chairman of the Board of Directors	2020 (1)
Lisa Palmer	56	President and Chief Executive Officer	2020 (2)
Michael J. Mas	48	Executive Vice President, Chief Financial Officer	2019 (3)
Alan T. Roth	48	East Region President & Chief Operating Officer	2023 (4)
Nicholas A. Wibbenmeyer	43	West Region President & Chief Investment Officer	2023(5)
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
(3)
Mr. Mas assumed the responsibilities of Executive Vice President, Chief Financial Officer effective August 2019. Prior to this appointment, Mr. Mas served as Managing Director, Finance, since February 2017, and Senior Vice President, Capital Markets, since 2013, and has been with the Company since 2003.
(4)
Mr. Alan T. Roth was named East Region President & Chief Operating Officer, effective January 1, 2024. Prior to this appointment, Mr. Roth served as Executive Vice President, National Property Operations and East Region President, since 2023, and Senior Managing Director, East Region since 2020. Prior to that, he served as Managing Director Northeast Region since 2016 and has been with the Company since 1997.
(5)
Mr. Nicholas A. Wibbenmeyer was named West Region President & Chief Investment Officer, effective January 1, 2024. Prior to this appointment, Mr. Wibbenmeyer served as Executive Vice President, West Region President since 2023 and Senior Managing Director, West Region since 2020. Prior to that, he served as Managing Director of Florida and the Midwest Region since 2016, and has been with the Company since 2005.

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

General Information

Our registrar and stock transfer agent is Broadridge Corporate Issuer Solutions, LLC ("Broadridge"), Edgewood, NY. We offer a dividend reinvestment plan ("DRIP") that enables our shareholders to reinvest dividends automatically, as well as to make voluntary cash payments toward the purchase of additional shares. For more information, contact Broadridge toll free at (877) 830-4936 or our Shareholder Relations Department at (904) 598-7000.

The Company's stock is listed on the NASDAQ Global Select Market, with its common stock traded under the ticker symbol "REG," and the Company's 6.250% Series A Cumulative Redeemable Preferred Stock, and 5.875% Series B Cumulative Redeemable Preferred Stock trade under the ticker symbols "REGCP", and "REGCO", respectively.

Our independent registered public accounting firm is KPMG LLP, Jacksonville, Florida, Firm ID 185.

Annual Meeting of Shareholders

Our 2024 annual meeting of shareholders is currently expected to be held on Wednesday, May 1, 2024, and will be conducted in a virtual-only format to the extent permitted by applicable law.

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

Defined Terms

The following terms, as defined, are commonly used by management and the investing public to understand, and evaluate our operational results, and are included in this document:

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

Risk Factors Related to the Current Economic and Geopolitical Environments

Interest rates in the current economic environment may adversely impact our cost to borrow, real estate valuation, and stock price.

On multiple occasions during 2022 and 2023, the Board of Governors of the Federal Reserve System ("the U.S. Federal Reserve") raised its benchmark federal funds rate, which has led to numerous increases in interest rates in the credit markets, with further increases possible. Higher interest rates may negatively impact consumer spending, our tenants' businesses, and/or future demand for space in our shopping centers.

Additionally, higher interest rates adversely impact our cost of borrowing. Our exposure to higher interest rates in the short term includes our variable-rate borrowings, which consist of borrowings under our unsecured senior line of credit and variable rate based secured notes payable. Increases in interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate line of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. Prolonged periods of higher interest rates may negatively impact the valuation of our real estate asset portfolio and could result in a decline of our stock price and market capitalization, which may adversely impact our ability and willingness to raise equity capital on favorable terms through sales of our common shares, including through our At the Market ("ATM") program.

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

Actual events, concerns or speculation about disruption or instability in the banking and financial services industry, such as liquidity constraints or lack of available credit, the failure of individual institutions, or the inability of individual institutions or the banking and financial service industry generally to meet their contractual obligations, could significantly impair our access to capital, delay access to deposits or other financial assets, or cause actual loss of funds subject to cash management arrangements. Similarly, these events, concerns or speculation could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us and our tenants to acquire financing on acceptable terms or at all. Additionally, our critical vendors and business partners also could be adversely affected by these risks as described above, which in turn could result in their committing a breach or default under their contractual agreements with us, their insolvency or bankruptcy, or other adverse effects.

Any decline in available funding, lack of credit in the commercial real estate market, or access to cash and liquidity resources, or non-compliance of banking and financial services counterparties with their contractual commitments to us, our tenants or our critical vendors and business partners could, among other risks, have material adverse impacts on our ability to meet our operating expenses and other financial needs, could result in breaches of our financial and/or contractual obligations, and could have material adverse impacts on our business, financial condition and results of operations.

Current geopolitical challenges could impact the U.S. economy and consumer spending and our results of operations and financial condition.

The success of our business, and the businesses of our tenants, largely depends on consumer spending. While we currently own no shopping centers or other assets outside of the U.S. nor have meaningful direct international supply chain exposure, geopolitical challenges and their potential impact on the global macroeconomic environment, including the war involving Russia and Ukraine, Middle East conflicts and wars, and the economic and other possible conflicts involving China (including any slowing of its economy), could impact aspects of the U.S. economy and, therefore, consumer spending. In addition, these geopolitical challenges could impact other areas of the U.S. economy, which could impact our business and the businesses of our tenants through rising inflation and interest rates (and, hence, reduced availability and/or increased costs of borrowing), increased energy prices, labor shortages, supply chain constraints and, potentially, a U.S. economic recession. It is unclear whether and when these geopolitical challenges and uncertainties will be mitigated or resolved, and what effects they may have on global political and economic conditions over the long term. However, a substantial delay in or lack of resolution of these challenges could have an adverse impact on the U.S. economy and consumer spending and, therefore, an adverse effect on our results of operations and the financial condition of the Company.

Risks Relating to Regency's Financial Performance Relating to the Urstadt Biddle Merger

Regency may not realize the anticipated benefits and synergies from the Urstadt Biddle merger.

On August 18, 2023, Regency completed its merger with Urstadt Biddle. The success of the merger will depend, in part, on Regency’s ability to realize the anticipated benefits from successfully combining its and Urstadt Biddle’s businesses. Regency is devoting substantial management attention and resources to integrating its and Urstadt Biddle’s business practices and operations so that Regency can fully realize the anticipated benefits of the mergers. Nonetheless, the business and assets acquired may not be successful or continue to grow at the same rate as when operated independently or may require greater resources and investments than originally anticipated. The mergers could also result in the assumption of unknown or contingent liabilities. Potential difficulties Regency may encounter in the integration process include the following:

•
the inability to successfully combine the businesses of Regency and Urstadt Biddle in a manner that permits Regency to achieve the cost savings anticipated to result from the mergers, which would result in some anticipated benefits of the mergers not being realized in the time frame currently anticipated, or at all;
•
the failure to integrate operations and internal systems, programs and controls;
•
the inability to successfully realize the anticipated value from some of Urstadt Biddle’s assets;
•
lost sales, loss of tenants and other commercial relationships;
•
the complexities associated with managing the combined company;
•
the complexities of combining two companies with different histories, cultures, markets, strategies and customer bases;
•
the failure to retain key employees of either of the two companies that may be difficult to replace;
•
the disruption of each company’s ongoing businesses or inconsistencies in services, standards, controls, procedures and policies;
•
potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the mergers; and
•
performance shortfalls as a result of the diversion of management’s attention caused by completing the mergers and integrating Regency’s and Urstadt Biddle’s operations.

As a result, the anticipated benefits of the mergers may not be realized fully within the expected time frame or at all or may take longer to realize or cost more than expected, which could adversely affect Regency’s business, financial condition, results of operations and growth prospects.

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

Although the vast majority of our lease income is derived from contractual rent payments, the ability of certain of our tenants to meet their lease obligations could be negatively impacted by the disruptions and uncertainties of a new virus strain of COVID-19 or any future pandemic or other health crisis. Our tenants' ability to respond to these disruptions and uncertainties, including adjusting to governmental orders and changes in their customers' shopping habits and behaviors, may impact their ability to survive, and ultimately, their ability to comply with their lease obligations. Our future results of operations and overall financial performance could be uncertain should a new virus strain of COVID-19, or any future pandemic or other health crises occur.

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
•
labor challenges and supply delays and shortages due to a variety of macroeconomic factors, including disruptions to global supply chains as a result of wars involving Russia and Ukraine, Israel and Gaza, the slowing of China's economy, pandemics, and/or inflationary pressures;
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

To the extent that any or a combination of these conditions occur, they are likely to impact the retail industry, our retail tenants, the emergence of new tenants, the demand for retail space, market rents and rent growth, capital expenditures, the percent leased levels of our properties, the value of our properties, our ability to sell, acquire or develop properties, our operating results and our cash flows.

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

Economic conditions in markets where our properties are concentrated can greatly influence our financial performance. Our properties in California and Florida represent 23.4% and 19.3%, respectively, of our annualized base rent. Our revenues and cash flow may be adversely affected by this geographic concentration if market conditions, such as supply of or demand for retail space, deteriorate more significantly in these states compared to other geographic areas. Additionally, there is a risk that businesses and residents in major metropolitan cities may relocate to different states or suburban markets.

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

At December 31, 2023, tenants with less than three locations ("Local Tenants") represent approximately 22% of annualized base rent. Local Tenants vary from retail shops and restaurants to service providers. These Local Tenants may be more vulnerable to negative economic conditions and changing customer buying habits and retail trends as they may have more limited resources and access to capital than other tenants. As such, in the event of such changing conditions, habits and trends, they may suffer disproportionately greater impacts and be at greater risk of lease default than other tenants.

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
•
the occupancy rates and rents of a completed project may not be sufficient to make the project profitable, or otherwise not meet our investment return expectations;
•
actual costs of a project may exceed original estimates, possibly making the project unprofitable, or not meet our investment return expectations;
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

Our investment strategy includes investing in high-quality shopping centers that are leased to market-leading grocers, category-leading anchors, specialty retailers, and/or restaurants located in areas with above average household incomes and population densities. The acquisition of properties and/or real estate entities entails risks that include, but are not limited to, the following, any of which may adversely affect our results of operations and cash flows:

•
properties we acquire may fail to achieve the occupancy or rental rates we project, within the time frames we estimate, which may result in the properties' failure to achieve expected investment returns;
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

Our properties, including their related tangible and intangible assets, represent the majority of our total consolidated assets and they may not be readily convertible to cash. Market conditions, including macroeconomic events, pandemics and other health crises, may impact our ability to sell properties on our preferred timing and at prices and returns we deem acceptable. As a result, our ability to sell one or more of our properties, including properties held in joint ventures, in response to changes in economic, industry, financial market, or other conditions may be limited. The real estate market is affected by many factors, such as general economic conditions, availability and terms of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. There may be less demand for lower quality properties that we have identified for ultimate disposition in markets with uncertain economic or retail environments, and where buyers are more reliant on the availability of third party mortgage financing. If we want to sell a property, we can provide no assurance that we will be able to dispose of it in the desired time period or at all or that the sales price of a property will be attractive at the relevant time or even exceed the carrying value of our investment.

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

While we work with experts to plan for the impacts of climate change on our business, we cannot reliably predict the extent, rate, timing, or impact of climate change. To the extent climate change causes adverse changes in weather patterns, our properties in certain markets, especially those nearer to the coasts, may experience increases in storm frequency and intensity and rising sea‑levels. Further, population migration may occur in response to these or other factors and negatively impact our centers. For example, climate and other environmental changes may result in more unpredictable or decreased demand for retail space at certain of our properties, reduced rent or, in extreme cases, our inability to operate certain properties at all. Climate change may also have indirect effects on our business by increasing the cost of insurance or making insurance unavailable. While the federal government has not yet enacted comprehensive legislation to address climate change that would directly impact us, certain states in which we own and operate shopping centers, including California and New York, have done so. Compliance with these and future new laws or regulations related to climate change may require us to make additional investments in or for our existing properties, resulting in increased capital expenditures and operating costs, implement new or additional processes and controls to facilitate compliance, and/or pay additional energy, insurance, taxes and related fees and costs. At this time, there can be no assurance that we can anticipate all potential material impacts of climate change, or that climate change will not have a material adverse effect on the value of our properties and our financial performance in the future.

Geographic concentration of our properties makes our business more vulnerable to natural disasters, severe weather conditions and climate change.

A significant number of our properties are located in areas that are susceptible to earthquakes, tropical storms, hurricanes, tornadoes, wildfires, sea-level rise, and other natural disasters. At December 31, 2023, 18.7% of the GLA of our portfolio is located in the state of California, including a number of properties in the San Francisco Bay and Los Angeles areas. Additionally, 20.1% and 7.1% of the GLA of our portfolio is located in the states of Florida and Texas, respectively. Insurance costs for properties in these areas have increased significantly, and recent intense weather conditions may cause property insurance premiums to increase significantly in the future. We recognize that the frequency and / or intensity of extreme weather events, and other climatic changes may continue to increase, and as a result, our exposure to these events may increase. These weather conditions may disrupt our business and the business of our tenants, which may affect the ability of some tenants to pay rent and may reduce the willingness of tenants or residents to remain in or move to these affected areas. Therefore, as a result of the geographic concentration of our properties, we face risks, including disruptions to our business and the businesses of our tenants and higher costs, such as uninsured property losses, higher insurance premiums, and potential additional regulatory requirements by government agencies in response to perceived risks.

Costs of environmental remediation may adversely impact our financial performance and reduce our cash flow.

Under various federal, state, and local laws, an owner or manager of real property may be liable for some or all the costs to assess and remediate the presence of hazardous substances on the property, which in our case most typically arise from current or former dry cleaners, gas stations, asbestos usage, and historic land use practices. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous substances, which may adversely impact our financial performance and reduce our cash flow. The presence of, or the failure to properly address the presence of, hazardous substances may adversely affect our ability to sell or lease the property or borrow using the property as collateral. We can provide no assurance that we are aware of all potential environmental liabilities or their ultimate cost to address; that our properties will not be affected by tenants or nearby properties or other unrelated third parties; and that future uses or conditions, or changes in environmental laws and regulations, or their interpretation, will not result in additional material environmental liabilities to us.

Risk Factors Related to Corporate Matters

An increased focus on metrics and reporting related to environmental, social and governance ("ESG") factors, may impose additional costs and expose us to new risks.

Investors have become more focused on understanding how companies address a variety of ESG factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons between companies. Although we participate in a number of these ratings systems, we do not participate in all such systems, and may not score as well in all of the available ratings systems as other REITs and real estate operators. Further, the criteria used in these ratings systems may conflict with each other and change frequently, and we cannot guaranty that we will be able to score well in the future. We supplement our participation in ratings systems by disclosing on our website information about our ESG activities, but some investors may desire additional disclosures that we do not provide. In addition, the SEC is currently considering adopting new regulations that would impose additional ESG disclosure and other compliance requirements on us. California has adopted a number of climate disclosure laws which will increase our compliance costs and require us to make additional climate disclosures. Other states are considering legislation similar to California’s new laws. Failure to participate in certain of the third-party ratings systems, failure to score well in those ratings systems or failure to provide certain ESG disclosures could adversely impact us when investors compare us against similar companies in our industry, and could cause certain investors to be unwilling to invest in our stock, which could adversely impact our stock price and our ability to raise capital. In addition, failure to comply with new government climate and other ESG disclosure obligations could subject us to significant fines and penalties.

An uninsured loss or a loss that exceeds the insurance coverage on our properties may subject us to loss of capital and revenue on those properties.

We carry liability, fire, flood, terrorism, business interruption, and environmental insurance for our properties. Some types of losses, such as losses from named windstorms, earthquakes, terrorism, or wars may have more limited coverage, or in some cases, can be excluded from insurance coverage. In addition, it is possible that the availability of insurance coverage in certain areas may decrease in the future, and the cost to procure such insurance may increase due to factors beyond our control. As a result, we may reduce the insurance we procure or we may elect or be compelled to self-insure or otherwise assume some of this risk. Should a loss occur at any of our properties that is in excess of the property or casualty insurance limits of our policies, we may lose part or all of our invested capital and revenues from such property, which may have a material adverse impact on our operating results, financial condition, and our ability to make distributions to stock and unit holders.

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

The success of our business depends, in significant part, on the leadership and performance of our executive management team and other key personnel, and our ability to attract, retain and motivate talented and diverse employees may significantly impact our future performance. Competition for these individuals is intense, and we cannot be assured that we will retain all of our executive management team and other key personnel or that we will be able to attract and retain other highly qualified individuals for these positions in the future. Losing any key personnel may have an adverse effect on us.

Risk Factors Related to Our Partnerships and Joint Ventures

We do not have voting control over all of the properties owned in our real estate partnerships and joint ventures, so we are unable to ensure that our objectives will be pursued.

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

Although a significant amount of our outstanding debt has fixed interest rates, we do borrow funds at variable interest rates under our credit facility, and certain secured borrowings. As of December 31, 2023, less than 1.0% of our outstanding debt was variable rate debt not hedged to fixed rate debt. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedged our exposure to changes in interest rates. This would reduce our future earnings and cash flows, which may adversely affect our ability to service our debt and meet our other obligations and also may reduce the amount we are able to distribute to our stock and unit holders.

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

Risk Factors Related to Information Management and Technology

The unauthorized access, use, theft or destruction of tenant or employee personal, financial or other data, or of Regency's proprietary or confidential information stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liabilities and adverse financial impact.

Many of our information technology systems (including the systems of our real estate partners and other third-party business partners and service providers, whether cloud-based or hosted in our servers) contain personal, financial or other information that is entrusted to us by our tenants and employees. Many of our information technology systems contain our proprietary information and other confidential information related to our business.

We are subject to attempts to compromise our information technology systems. To the extent we or a third party were to experience a material breach of our information technology systems that results in the unauthorized access, theft, use, destruction or other compromises of tenants' or employees' data or our confidential information stored in such systems, including through cyber-attacks such as ransomware, denial of service or other methods, such a breach may damage our reputation and cause us to lose tenants and employees, result in adverse financial impact, incur third party claims and cause disruption to our business and plans. Despite planning, preparation, and preventative measures, such attacks may be successful in the future and our business may be significantly disrupted if unable to quickly recover. Such security breaches also could result in a violation of applicable U.S. privacy and other laws, and potentially subject us to litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability, and we may not be able to recover these expenses from our service providers, responsible parties, or insurance carriers. Despite the ongoing significant investments in technology and training we make relating to cybersecurity, we can provide no assurance that we will avoid or prevent such breaches or attacks.

In addition, despite the implementation of security measures for our disaster recovery and business continuity plans, our information systems may be vulnerable to damage or other adverse impact from multiple sources other than cybersecurity risks, including computer viruses, energy blackouts, natural disasters, terrorism, war, and telecommunication failure. Any system failure or accident that causes disruption or interruptions to our information systems could result in a material disruption to our operations and business, and cause us to incur material costs to remedy such damages or adverse impacts.

The use of technology based on artificial intelligence presents risks relating to confidentiality, creation of inaccurate and flawed outputs and emerging regulatory risk, any or all of which may adversely affect our business and results of operations.

As with many technological innovations, artificial intelligence (“AI") presents great promise but also risks and challenges that could adversely affect our business. Sensitive, proprietary, or confidential information of the Company, our tenants and employees, could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies by our employees or vendors. Any such information input into a third-party generative AI or machine learning platform could be revealed to others, including if information is used to train the third party's generative AI or machine learning models. Additionally, where a generative AI or machine learning model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Moreover, generative AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. Due to these issues, these models could lead us to make flawed decisions that could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability. In addition, uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which cannot be determined at this time. Several jurisdictions have already proposed or enacted laws governing AI. For example, on October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.

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

Risk Factors Related to Taxes and the Parent the Company's Qualification as a REIT

If the Parent Company fails to qualify as a REIT for federal income tax purposes, it would be subject to federal income tax at regular corporate rates.

We believe that the Parent Company qualifies for taxation as a REIT for federal income tax purposes, and we plan to operate so that the Parent Company can continue to meet the requirements for taxation as a REIT. If the Parent Company continues to qualify as a REIT, it generally will not be subject to federal income tax on income that we distribute to our stockholders. Many REIT requirements, however, are highly technical and complex. The determination that the Parent Company is a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve questions of interpretation. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. There can be no assurance that the Internal Revenue Service ("IRS") or a court would agree with the positions we have taken in interpreting the REIT requirements. The Parent Company is also required to distribute to the stockholders at least 90% of its REIT taxable income, excluding net capital gains. The Parent Company will be subject to U.S. federal income tax on undistributed taxable income and net capital gains and to a 4% nondeductible excise tax on any amount by which distributions the Parent Company pays with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. The fact that we hold many of our assets through real estate partnerships and their subsidiaries further complicates the application of the REIT requirements. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult for the Parent Company to remain qualified as a REIT.

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

A foreign person, other than a "qualified shareholder" or a "qualified foreign pension fund," as each is defined for purposes of the Code, disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to U.S. federal income tax on the gain recognized on the disposition. This tax does not apply, however, to the disposition of stock in a REIT if the REIT is "domestically controlled." In general, the Parent Company will be a domestically controlled REIT if, at all times during the five-year period ending on the applicable stockholder’s disposition of our stock, less than 50% in value of our stock was held directly or indirectly by non-U.S. persons. If the Parent Company were to fail to qualify as a domestically controlled REIT, gain recognized by a foreign stockholder on a disposition of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market and the foreign stockholder did not at any time during a specified testing period directly or indirectly own more than 10% of our outstanding common stock.

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

Partnership tax audit rules could have a material adverse effect.

Under current federal partnership tax audit rules, subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and a partner’s allocable share thereof) is determined, and taxes, interest, and penalties attributable thereto are assessed and collected, at the partnership level. With respect to any partnership in which we invest, unless such partnership makes an election or takes certain steps to require the partners to pay their tax on their allocable shares of the adjustment, it is possible that such partnership would be required to pay additional taxes, interest, and penalties as a result of an audit adjustment. We could be required to bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional taxes had we owned the assets of the partnership directly.

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

The Parent Company's articles of incorporation authorize our Board of Directors to issue up to 30,000,000 shares of preferred stock (less the shares of preferred stock already issued and outstanding) and 10,000,000 shares of special common stock and to establish the preferences and rights of any shares issued. The issuance of preferred stock or special common stock may have the effect of delaying or preventing a change in control. The provisions of the Florida Business Corporation Act regarding affiliated transactions may also deter potential acquisitions by preventing the acquiring party from consummating a merger or other extraordinary corporate transaction without the approval of our disinterested stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The Company employs a tiered structure of management and oversight for cybersecurity, characterized by distinct layers of responsibility and decision making, which includes operation staff, management, and senior management and board-level governance. As discussed in more detail below under “Cybersecurity Governance”, this involves management responsibility through a specialized Cyber Risk Committee (the “CRC”) and oversight of that committee by a group of the most senior leaders of the Company, which comprise the Company’s Executive Committee. At the Company’s Board of Directors (the “Board”) level, the Audit Committee oversees our cybersecurity risk management program.

Our strategy for managing cybersecurity risk is integrated into the Company’s overall risk management program and structure, as depicted in the Corporate Governance section of our Proxy under “Risk Oversight”.

The Company, through its Chief Information Security Officer (“CISO”), other Company employees experienced in information network security, and the use of third-party expertise, references various recognized cybersecurity frameworks. These frameworks are used to benchmark and tailor the Company’s cybersecurity strategies and program to our risk profile and specific operational needs and goals. Our core cybersecurity strategy focuses on five key pillars: identification, protection, detection, response, and recovery, each tailored to meet the specific challenges and needs of our business. The primary goal of this strategy is to proactively safeguard the confidentiality, security, and availability of the information we collect and store. This proactive approach includes identifying, preventing, and mitigating cybersecurity threats, as well as preparing to respond to cybersecurity incidents quickly and efficiently to minimize their impact. Under the leadership of our CISO and CRC, we are committed to a continuous evaluation and enhancement of our cybersecurity practices to facilitate adaptation to the constantly evolving landscape of cybersecurity threats.

We have adopted a risk-based strategy to manage cybersecurity risks associated with third parties. We prioritize our cybersecurity efforts relating to third parties based on the likelihood and potential impact of cybersecurity threats. This includes reviewing the security protocols of key vendors, service providers, and external users of our systems.

The CRC engages third-party expertise from time to time as it deems necessary or appropriate to test our cybersecurity defenses, to evaluate the cybersecurity programs of current and potential vendors and service providers, and to seek specialized legal advice regarding cybersecurity.

Since at least January 1, 2021, we are not aware of any cybersecurity incidents that have materially affected the Company. Based on our current understanding of the cyber risk environment and our preparedness level, we do not believe it to be reasonably likely in the near term that a cybersecurity threat will materially impact our business strategy, results of operations or financial condition.

Cybersecurity Governance

The Audit Committee of the Board is charged with overseeing our cybersecurity risk management program. The CRC Chair and the CISO provide the Audit Committee with quarterly updates. These updates cover the overall status of the Company’s cybersecurity program, as well as developments and potential new risks and trends. In the event of a significant cybersecurity threat or incident, the CRC would escalate communication frequency and intensity with the Audit Committee, Board, and the Company’s Executive Committee (discussed below).

As designated by the Company’s Executive Committee and the Audit Committee, our CRC leads Regency's cybersecurity risk management program. This includes risk identification, assessment, management, prevention and mitigation, as well as securing necessary resources and reporting on cybersecurity preparedness to the Executive Committee (which is currently comprised of the CEO, CFO, and several of the Company’s other senior leaders) and the Audit Committee.

CRC membership, which is subject to change from time to time, includes management leadership possessing a diverse range of education, experience and expertise, and is currently comprised of Company’s CISO, chief accounting officer, head of internal audit, general counsel and chief compliance officer, head of litigation, head of human resources, head of IT operations and the manager of network security. The collective experience of this committee encompasses areas such as IT, network security, change and incident management, public company governance, accounting, financial controls, insurance, risk management, communications, human capital, and legal matters including securities, privacy and technology contracting.

Item 2. Properties

The following table is a list of our shopping centers, summarized by state and in order of largest holdings by number of properties, presented for consolidated properties (excludes properties owned by unconsolidated real estate partnerships):

	December 31, 2023				December 31, 2022
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
Florida	88	10,767	24.6%	95.1%	88	10,783	27.8%	95.1%
California	54	8,300	19.0%	94.9%	53	8,204	21.1%	93.9%
Connecticut	43	3,702	8.5%	92.5%	14	1,452	3.7%	91.1%
New York	42	3,399	7.8%	88.7%	16	1,953	5.0%	89.0%
Texas	26	3,288	7.5%	97.3%	25	3,239	8.3%	98.0%
Georgia	22	2,121	4.8%	94.2%	22	2,120	5.5%	92.9%
New Jersey	17	1,585	3.6%	93.3%	2	573	1.5%	89.2%
Colorado	13	1,097	2.5%	97.7%	13	1,097	2.8%	96.6%
North Carolina	10	1,221	2.8%	98.1%	10	1,222	3.2%	98.2%
Washington	10	962	2.2%	96.0%	10	963	2.5%	97.3%
Massachusetts	9	996	2.3%	98.5%	8	897	2.3%	97.6%
Ohio	8	1,221	2.8%	98.8%	8	1,224	3.2%	96.7%
Oregon	7	741	1.7%	95.0%	7	742	1.9%	94.6%
Illinois	6	1,085	2.5%	94.1%	6	1,085	2.8%	94.9%
Virginia	6	939	2.1%	97.7%	6	939	2.4%	93.4%
Pennsylvania	4	443	1.0%	99.5%	4	443	1.1%	98.7%
Missouri	4	408	0.9%	98.9%	4	408	1.1%	99.5%
Tennessee	3	314	0.7%	99.5%	3	314	0.8%	99.1%
Maryland	2	244	0.6%	89.9%	2	250	0.6%	94.4%
Minnesota	2	246	0.6%	100.0%	2	246	0.6%	100.0%
Indiana	1	279	0.6%	100.0%	1	279	0.7%	100.0%
Delaware	1	229	0.5%	96.2%	1	230	0.6%	94.5%
Michigan	1	97	0.2%	74.0%	1	97	0.3%	74.0%
South Carolina	1	51	0.1%	100.0%	1	51	0.1%	100.0%
District of Columbia	1	23	0.1%	100.0%	1	23	0.1%	85.8%
Total	381	43,758	100.0%	94.9%	308	38,834	100.0%	94.8%

The weighted average annual effective rent for the consolidated portfolio of properties, net of tenant concessions, is $24.67 and $23.95 per square foot ("PSF") as of December 31, 2023 and 2022, respectively.

The following table is a list of our shopping centers, summarized by state and in order of largest holdings by number of properties, presented for unconsolidated properties (properties owned by our unconsolidated real estate partnerships):

	December 31, 2023				December 31, 2022
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
California	17	2,320	17.8%	98.4%	17	2,320	18.9%	97.4%
Virginia	14	1,982	15.2%	92.7%	15	2,082	16.9%	93.9%
Maryland	9	848	6.5%	96.0%	9	849	6.9%	96.3%
North Carolina	7	1,237	9.5%	97.9%	7	1,197	9.7%	95.5%
Washington	7	874	6.7%	98.0%	7	874	7.1%	97.4%
Colorado	6	858	6.6%	95.5%	6	858	7.0%	93.3%
Florida	6	669	5.1%	99.0%	6	663	5.4%	99.4%
Pennsylvania	6	669	5.1%	96.0%	6	669	5.4%	84.5%
New York	5	786	6.0%	98.0%	1	141	1.2%	100.0%
Illinois	5	777	5.9%	98.6%	4	690	5.6%	91.9%
Texas	5	741	5.7%	97.1%	5	742	6.0%	94.4%
New Jersey	4	301	2.3%	85.4%	3	224	1.8%	81.8%
Minnesota	3	423	3.2%	98.7%	3	423	3.4%	98.3%
Indiana	2	139	1.1%	93.0%	2	139	1.1%	82.9%
Connecticut	1	189	1.4%	98.1%	1	186	1.5%	98.1%
Oregon	1	93	0.7%	100.0%	1	93	0.8%	97.7%
South Carolina	1	80	0.6%	100.0%	1	80	0.7%	96.7%
Delaware	1	64	0.5%	94.6%	1	64	0.5%	100.0%
District of Columbia	1	17	0.1%	100.0%	1	17	0.1%	100.0%
Total	101	13,067	100.0%	96.6%	96	12,311	100.0%	94.8%

The weighted average annual effective rent for the unconsolidated portfolio of properties, net of tenant concessions, is $24.04 and $23.15 PSF as of December 31, 2023 and 2022, respectively.

The following table summarizes our top tenants occupying our shopping centers for consolidated properties plus our Pro-rata share of unconsolidated properties, as of December 31, 2023, based upon a percentage of total annualized base rent (GLA and dollars in thousands):

Tenant	GLA	Percent of Company Owned GLA	Annualized Base Rent	Percent of Annualized Base Rent	Number of Leased Stores
Publix	2,955	6.4%	$33,949	3.0%	68
Albertsons Companies, Inc.	2,192	4.8%	33,559	3.0%	53
Kroger Co.	2,933	6.4%	30,228	2.7%	52
Amazon/Whole Foods	1,255	2.7%	29,809	2.6%	38
TJX Companies, Inc.	1,659	3.6%	29,715	2.6%	70
Ahold Delhaize	906	2.0%	22,583	2.0%	20
CVS	782	1.7%	20,628	1.8%	66
L.A. Fitness Sports Club	516	1.1%	11,137	1.0%	14
Trader Joe's	311	0.7%	11,023	1.0%	30
JPMorgan Chase Bank	176	0.4%	10,667	0.9%	56
Ross Dress For Less	534	1.2%	9,259	0.8%	24
Gap, Inc	279	0.6%	8,933	0.8%	24
Bank of America	154	0.3%	8,657	0.8%	44
Starbucks	147	0.3%	8,617	0.8%	94
Nordstrom	308	0.7%	8,573	0.8%	9
Wells Fargo Bank	135	0.3%	7,800	0.7%	47
Petco Health and Wellness Company	312	0.7%	7,534	0.7%	31
H.E. Butt Grocery Company	482	1.0%	7,376	0.7%	6
Walgreens Boots Alliance	266	0.6%	6,858	0.6%	24
JAB Holding Company	164	0.4%	6,826	0.6%	59
Target	654	1.4%	6,790	0.6%	6
Kohl's	526	1.1%	6,247	0.6%	7
Xponential Fitness	137	0.3%	5,402	0.5%	81
Walmart	819	1.8%	5,362	0.5%	8
Ulta	184	0.4%	5,288	0.5%	21
Best Buy	229	0.5%	5,277	0.5%	7
Staples	217	0.5%	5,109	0.5%	12
Top Tenants	19,232	41.9%	$353,206	31.6%	971

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

The following table summarizes Pro-rata lease expirations for the next ten years and thereafter, for our consolidated and unconsolidated properties, assuming no tenants renew their leases (GLA and dollars of In Place Annual Base Rent Expiring Under Leases in thousands):

Lease Expiration Year	Number of Tenants with Expiring Leases	Pro-rata Expiring GLA	Percent of Total Company GLA	In Place Annual Base Rent Expiring Under Leases	Percent of In Place Annual Base Rent	Pro-rata Expiring Average Annual Base Rent PSF
(1)	180	312	0.7%	$8,044	0.7%	$25.76
2024	1,081	3,902	8.6%	92,635	8.4%	23.74
2025	1,358	5,552	12.3%	136,495	12.4%	24.58
2026	1,256	5,648	12.5%	137,458	12.5%	24.34
2027	1,316	6,280	13.9%	155,730	14.2%	24.80
2028	1,272	5,915	13.1%	154,464	14.1%	26.11
2029	712	4,305	9.5%	96,481	8.8%	22.41
2030	394	2,250	5.0%	57,467	5.2%	25.54
2031	394	1,889	4.2%	50,664	4.6%	26.83
2032	430	1,865	4.1%	52,983	4.8%	28.41
2033	542	1,947	4.3%	55,662	5.1%	28.59
Thereafter	389	5,330	11.8%	100,519	9.2%	18.86
Total	9,324	45,195	100.0%	$1,098,602	100.0%	$24.31
(1)
Leases currently under month-to-month rent or in process of renewal.

During 2024, we have a total of 1,081 leases expiring, representing 3.9 million square feet of GLA. These expiring leases have an average base rent of $23.74 PSF. The average base rent of new leases signed during 2023 was $29.89 PSF. During periods of economic weakness or when percent leased is low, tenants have more bargaining power, which may result in rental rate declines on new or renewal leases. In periods of recovery and/or when percent leased levels are high, landlords have more bargaining power, which generally results in rental rate growth on new and renewal leases.

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

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Amerige Heights Town Center	Los Angeles-Long Beach-Anaheim	CA		2000	2000	$—	97	98.0%	$32.06	Albertsons, (Target)
Bloom on Third (fka Town and Country Center)	Los Angeles-Long Beach-Anaheim	CA	35%	2018	1992	107,893	73	100.0%	57.60	Whole Foods, CVS, Citibank
Brea Marketplace	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1987	—	352	100.0%	21.19	24 Hour Fitness, Big 5 Sporting Goods, Childtime Childcare, Old Navy, Sprout's, Target, Smart Parke
Circle Center West	Los Angeles-Long Beach-Anaheim	CA		2017	1989	—	63	100.0%	39.20	Marshalls
Circle Marina Center	Los Angeles-Long Beach-Anaheim	CA		2019	1994	24,000	118	84.3%	34.58	Sprouts, Big 5 Sporting Goods, Centinela Feed & Pet Supplies
Culver Center	Los Angeles-Long Beach-Anaheim	CA		2017	2000	—	217	94.2%	33.32	Ralphs, Best Buy, LA Fitness, Sit N' Sleep
El Camino Shopping Center	Los Angeles-Long Beach-Anaheim	CA		1999	2017	—	136	100.0%	43.60	Bristol Farms, CVS
Granada Village	Los Angeles-Long Beach-Anaheim	CA	40%	2005	2012	50,000	226	100.0%	27.98	Sprout's Markets, Rite Aid, PETCO, Homegoods, Burlington, TJ Maxx
Hasley Canyon Village	Los Angeles-Long Beach-Anaheim	CA		2003	2003	16,000	66	100.0%	27.10	Ralphs
Heritage Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	2012	—	230	100.0%	43.43	Ralphs, CVS, Daiso, Mitsuwa Marketplace, Big 5 Sporting Goods
Laguna Niguel Plaza	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1985	—	42	100.0%	31.01	CVS,(Albertsons)
Morningside Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1996	—	91	100.0%	25.58	Stater Bros.
Newland Center	Los Angeles-Long Beach-Anaheim	CA		1999	2016	—	152	97.7%	29.53	Albertsons
Nohl Plaza(6)	Los Angeles-Long Beach-Anaheim	CA		2023	1966	—	104	92.8%	16.36	Vons
Plaza Hermosa	Los Angeles-Long Beach-Anaheim	CA		1999	2013	—	95	100.0%	28.96	Von's, CVS
Ralphs Circle Center	Los Angeles-Long Beach-Anaheim	CA		2017	1983	—	60	98.5%	20.94	Ralphs
Rona Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1989	—	52	98.1%	22.12	Superior Super Warehouse
Seal Beach	Los Angeles-Long Beach-Anaheim	CA	20%	2002	1966	—	97	98.5%	27.77	Pavilions, CVS
Talega Village Center	Los Angeles-Long Beach-Anaheim	CA		2017	2007	—	102	92.9%	22.25	Ralphs
Tustin Legacy	Los Angeles-Long Beach-Anaheim	CA		2016	2017	—	112	100.0%	35.66	Stater Bros, CVS
Twin Oaks Shopping Center	Los Angeles-Long Beach-Anaheim	CA	40%	2005	2019	19,000	98	100.0%	26.03	Ralphs, Ace Hardware
Valencia Crossroads	Los Angeles-Long Beach-Anaheim	CA		2002	2003	—	173	100.0%	29.08	Whole Foods, Kohl's
Village at La Floresta	Los Angeles-Long Beach-Anaheim	CA		2014	2014	—	87	98.9%	37.86	Whole Foods
Von's Circle Center	Los Angeles-Long Beach-Anaheim	CA		2017	1972	4,273	151	100.0%	28.32	Von's, Ross Dress for Less, Planet Fitness
Woodman Van Nuys	Los Angeles-Long Beach-Anaheim	CA		1999	1992	—	108	99.2%	17.60	El Super
Silverado Plaza	Napa	CA	40%	2005	1974	15,600	85	95.7%	21.65	Nob Hill, CVS
Gelson's Westlake Market Plaza	Oxnard-Thousand Oaks-Ventura	CA		2002	2016	—	85	98.8%	32.94	Gelson's Markets, John of Italy Salon & Spa
Oakbrook Plaza	Oxnard-Thousand Oaks-Ventura	CA		1999	2017	—	83	97.4%	23.07	Gelson's Markets, (CVS), (Ace Hardware)
Westlake Village Plaza and Center	Oxnard-Thousand Oaks-Ventura	CA		1999	2015	—	201	99.0%	42.54	Von's, Sprouts, (CVS)
French Valley Village Center	Rvrside-San Bernardino-Ontario	CA		2004	2004	—	99	100.0%	28.28	Stater Bros, CVS
Oakshade Town Center	Sacramento-Roseville-Folsom	CA		2011	1998	4,085	104	59.5%	22.19	Safeway
Prairie City Crossing	Sacramento-Roseville-Folsom	CA		1999	1999	—	90	100.0%	22.78	Safeway
Raley's Supermarket	Sacramento-Roseville-Folsom	CA	20%	2007	1964	—	63	100.0%	14.00	Raley's
The Marketplace	Sacramento-Roseville-Folsom	CA		2017	1990	—	111	100.0%	27.60	Safeway, CVS, Petco
4S Commons Town Center	San Diego-Chula Vista-Carlsbad	CA	85%	2004	2004	79,032	252	100.0%	34.79	Restoration Hardware Outlet, Ace Hardware, Cost Plus World Market, CVS, Jimbo's…Naturally!, Ralphs, ULTA
Balboa Mesa Shopping Center	San Diego-Chula Vista-Carlsbad	CA		2012	2014	—	207	100.0%	29.43	CVS, Kohl's, Von's
El Norte Pkwy Plaza	San Diego-Chula Vista-Carlsbad	CA		1999	2013	—	91	94.4%	19.91	Von's, Children's Paradise, ACE Hardware
Friars Mission Center	San Diego-Chula Vista-Carlsbad	CA		1999	1989	—	147	97.7%	39.86	Ralphs, CVS

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Navajo Shopping Center	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1964	11,000	102	98.7%	15.47	Albertsons, Rite Aid, O'Reilly Auto Parts
Point Loma Plaza	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1987	38,900	205	98.6%	23.75	Von's, Jo-Ann Fabrics, Marshalls, UFC Gym
Rancho San Diego Village	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1981	—	153	93.9%	25.15	Smart & Final, 24 Hour Fitness, (Longs Drug)
Scripps Ranch Marketplace	San Diego-Chula Vista-Carlsbad	CA		2017	2017	—	132	100.0%	35.29	Vons, CVS
The Hub Hillcrest Market	San Diego-Chula Vista-Carlsbad	CA		2012	2015	—	149	96.9%	43.33	Ralphs, Trader Joe's
Twin Peaks	San Diego-Chula Vista-Carlsbad	CA		1999	1988	—	208	99.4%	24.18	Target, Grocer
200 Potrero	San Francisco-Oakland-Berkeley	CA		2017	1928	—	31	100.0%	11.92	Gizmo Art Production, INC.
Bayhill Shopping Center	San Francisco-Oakland-Berkeley	CA	40%	2005	2019	28,800	122	97.4%	29.15	CVS, Mollie Stone's Market
Clayton Valley Shopping Center	San Francisco-Oakland-Berkeley	CA		2003	2004	—	260	90.8%	23.67	Grocery Outlet, Central, CVS, Dollar Tree, Ross Dress For Less
Diablo Plaza	San Francisco-Oakland-Berkeley	CA		1999	1982	—	63	100.0%	43.59	Bevmo!, (Safeway), (CVS)
El Cerrito Plaza	San Francisco-Oakland-Berkeley	CA		2000	2000	—	256	96.6%	29.49	Barnes & Noble, Jo-Ann Fabrics, PETCO, Ross Dress For Less, Trader Joe's, Marshalls, (CVS)
Encina Grande	San Francisco-Oakland-Berkeley	CA		1999	2016	—	106	100.0%	36.12	Whole Foods, Walgreens
Persimmon Place	San Francisco-Oakland-Berkeley	CA		2014	2014	—	153	100.0%	37.86	Whole Foods, Nordstrom Rack, Homegoods
Plaza Escuela	San Francisco-Oakland-Berkeley	CA		2017	2002	—	154	93.5%	44.22	The Container Store, Trufusion, Talbots, The Cheesecake Factory, Barnes & Noble
Pleasant Hill Shopping Center	San Francisco-Oakland-Berkeley	CA	40%	2005	2016	50,000	227	100.0%	24.52	Target, Burlington, Ross Dress for Less, Homegoods
Potrero Center	San Francisco-Oakland-Berkeley	CA		2017	1997	—	227	70.9%	34.12	Safeway, 24 Hour Fitness, Ross Dress for Less, Petco
Powell Street Plaza	San Francisco-Oakland-Berkeley	CA		2001	1987	—	166	97.1%	35.91	Trader Joe's, Bevmo!, Ross Dress For Less, Marshalls, Old Navy
San Carlos Marketplace	San Francisco-Oakland-Berkeley	CA		2017	2007	—	154	87.2%	39.10	TJ Maxx, Best Buy, PetSmart, Bassett Furniture
San Leandro Plaza	San Francisco-Oakland-Berkeley	CA		1999	1982	—	50	100.0%	41.14	(Safeway), (CVS)
Serramonte Center	San Francisco-Oakland-Berkeley	CA		2017	2018	—	1,072	97.6%	27.48

Buy Buy Baby, Cost Plus World Market, Crunch Fitness, DAISO, Dave & Buster's, Dick's Sporting Goods, Divano Homes, H&M, Macy's, Nordstrom Rack, Old Navy, Party City, Ross Dress for Less, Target, TJ Maxx, Uniqlo, Jagalchi

Tassajara Crossing	San Francisco-Oakland-Berkeley	CA		1999	1990	—	146	96.9%	26.56	Safeway, CVS, Alamo Hardware
Willows Shopping Center(6)	San Francisco-Oakland-Berkeley	CA		2017	2015	—	241	82.7%	30.58	REI, UFC Gym, Old Navy, Ulta, Five Below
Woodside Central	San Francisco-Oakland-Berkeley	CA		1999	1993	—	81	93.4%	26.39	Chuck E. Cheese, Marshalls, (Target)
Ygnacio Plaza	San Francisco-Oakland-Berkeley	CA	40%	2005	1968	25,850	110	97.6%	40.58	Sports Basement,TJ Maxx
Blossom Valley	San Jose-Sunnyvale-Santa Clara	CA		1999	1990	22,300	93	97.7%	28.61	Safeway
Mariposa Shopping Center	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	2020	26,950	127	94.0%	22.24	Safeway, CVS, Ross Dress for Less
Shoppes at Homestead	San Jose-Sunnyvale-Santa Clara	CA		1999	1983	—	116	96.7%	26.25	CVS, Crunch Fitness, (Orchard Supply Hardware)
Snell & Branham Plaza	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	1988	19,200	92	98.5%	22.25	Safeway
The Pruneyard	San Jose-Sunnyvale-Santa Clara	CA		2019	2014	2,200	260	97.9%	42.54	Trader Joe's, The Sports Basement, Camera Cinemas, Marshalls
West Park Plaza	San Jose-Sunnyvale-Santa Clara	CA		1999	1996	—	88	100.0%	22.07	Safeway, Crunch Fitness
Golden Hills Plaza	San Luis Obispo-Paso Robles	CA		2006	2017	—	244	87.0%	7.13	Lowe's, TJ Maxx
Five Points Shopping Center	Santa Maria-Santa Barbara	CA	40%	2005	2014	—	145	97.6%	31.02	Smart & Final, CVS, Ross Dress for Less, Big 5 Sporting Goods, PETCO
Corral Hollow	Stockton	CA		2000	2000	—	167	70.4%	20.82	Safeway, CVS
Alcove On Arapahoe	Boulder	CO	40%	2005	2019	26,700	159	91.8%	19.79	Petco, HomeGoods, Jo-Ann Fabrics, Safeway, Ulta Salon
Crossroads Commons	Boulder	CO	20%	2001	1986	34,500	143	93.6%	30.27	Whole Foods, Barnes & Noble

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Crossroads Commons II	Boulder	CO	20%	2018	1995	5,500	18	100.0%	41.45	(Whole Foods), (Barnes & Noble)
Falcon Marketplace	Colorado Springs	CO		2005	2005	—	22	100.0%	26.36	(Wal-Mart)
Marketplace at Briargate	Colorado Springs	CO		2006	2006	—	29	100.0%	36.20	(King Soopers)
Monument Jackson Creek	Colorado Springs	CO		1998	1999	—	85	100.0%	12.99	King Soopers
Woodmen Plaza	Colorado Springs	CO		1998	1998	—	116	97.6%	13.93	King Soopers
Applewood Shopping Ctr	Denver-Aurora-Lakewood	CO	40%	2005	2020	—	360	95.8%	16.51	Applejack Liquors, Hobby Lobby, Homegoods, King Soopers, PetSmart, Sierra Trading Post, Ulta, Three Little Mingos
Belleview Square	Denver-Aurora-Lakewood	CO		2004	2013	—	117	96.1%	21.81	King Soopers
Boulevard Center	Denver-Aurora-Lakewood	CO		1999	1986	—	77	91.5%	32.51	Eye Care Specialists, (Safeway)
Buckley Square	Denver-Aurora-Lakewood	CO		1999	1978	—	116	93.6%	11.90	Ace Hardware, King Soopers
Cherrywood Square Shop Ctr	Denver-Aurora-Lakewood	CO	40%	2005	1978	9,650	97	100.0%	13.03	King Soopers
Hilltop Village	Denver-Aurora-Lakewood	CO		2002	2018	—	101	100.0%	13.58	King Soopers
Littleton Square	Denver-Aurora-Lakewood	CO		1999	2015	—	99	97.2%	11.50	King Soopers
Lloyd King Center	Denver-Aurora-Lakewood	CO		1998	1998	—	83	100.0%	12.25	King Soopers
Ralston Square Shopping Center	Denver-Aurora-Lakewood	CO	40%	2005	1977	—	83	98.5%	16.44	King Soopers
Shops at Quail Creek	Denver-Aurora-Lakewood	CO		2008	2008	—	38	96.3%	28.22	(King Soopers)
Stroh Ranch	Denver-Aurora-Lakewood	CO		1998	1998	—	93	100.0%	14.43	King Soopers
Centerplace of Greeley III	Greeley	CO		2007	2007	—	119	100.0%	12.31	Hobby Lobby, Best Buy, TJ Maxx
22 Crescent Road	Bridgeport-Stamford-Norwalk	CT		2017	1984	—	4	100.0%	69.00	-
25 Valley Drive	Bridgeport-Stamford-Norwalk	CT		2023	1977	—	18	100.0%	46.25	-
321-323 Railroad Ave	Bridgeport-Stamford-Norwalk	CT		2023	1983	—	21	100.0%	37.48	-
470 Main Street	Bridgeport-Stamford-Norwalk	CT		2023	1972	—	23	98.5%	29.32	-
530 Old Post Rd	Bridgeport-Stamford-Norwalk	CT		2023	1979	—	8	75.0%	43.25	-
7 Riversville	Bridgeport-Stamford-Norwalk	CT		2023	1978	—	11	80.9%	39.61	-
91 Danbury Road	Bridgeport-Stamford-Norwalk	CT		2017	1965	—	5	77.3%	29.44	-
970 High Ridge Center	Bridgeport-Stamford-Norwalk	CT		2023	1960	—	27	89.6%	36.15	BevMax
Airport Plaza	Bridgeport-Stamford-Norwalk	CT		2023	1974	—	33	100.0%	31.48	-
Bethel Hub Center	Bridgeport-Stamford-Norwalk	CT		2023	1957	—	31	60.8%	14.91	La Placita Bethel Market
Black Rock	Bridgeport-Stamford-Norwalk	CT	80%	2014	1996	15,342	95	97.7%	29.89	Old Navy, The Clubhouse
Brick Walk(6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2007	30,919	123	96.2%	46.08	-
Compo Acres Shopping Center	Bridgeport-Stamford-Norwalk	CT		2017	2011	—	43	95.9%	55.85	Trader Joe's
Copps Hill Plaza	Bridgeport-Stamford-Norwalk	CT		2017	2002	7,706	173	88.1%	22.26	Stop & Shop, Homegoods, Marshalls, Rite Aid, Michael's
Cos Cob Commons	Bridgeport-Stamford-Norwalk	CT		2023	1986	13,142	48	93.9%	53.16	CVS
Cos Cob Plaza	Bridgeport-Stamford-Norwalk	CT		2023	1947	3,902	15	93.4%	52.79	-
Danbury Green	Bridgeport-Stamford-Norwalk	CT		2017	2006	—	124	99.0%	27.17	Trader Joe's, Hilton Garden Inn, DSW, Staples, Rite Aid, Warehouse Wines & Liquors
Danbury Square	Bridgeport-Stamford-Norwalk	CT		2023	1987	—	194	73.2%	13.80	Ocean State Job Lot, Planet Fitness, Elicit Brewing Company
Darinor Plaza(6)	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	153	100.0%	20.45	Kohl's, Old Navy, Party City
Fairfield Center(6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2000	—	95	87.8%	34.04	Fairfield University Bookstore, Merril Lynch
Fairfield Crossroads	Bridgeport-Stamford-Norwalk	CT		2023	1995	—	62	100.0%	25.28	Marshalls, DSW
Goodwives Shopping Center	Bridgeport-Stamford-Norwalk	CT		2023	1955	23,078	96	90.1%	41.03	Stop & Shop
Greens Farms Plaza	Bridgeport-Stamford-Norwalk	CT		2023	1958	—	40	51.3%	25.81	BevMax
Greenwich Commons	Bridgeport-Stamford-Norwalk	CT		2023	1961	4,866	10	100.0%	89.23	-
High Ridge Center	Bridgeport-Stamford-Norwalk	CT	100%	2023	1968	9,047	91	69.2%	56.28	Trader Joe's
Knotts Landing	Bridgeport-Stamford-Norwalk	CT		2023	1994	—	3	100.0%	76.05	-
Main & Bailey	Bridgeport-Stamford-Norwalk	CT		2023	1950	—	62	96.1%	26.17	-
Newfield Green	Bridgeport-Stamford-Norwalk	CT		2023	1966	19,278	74	95.8%	38.15	Grade A Market, CVS
Old Greenwich CVS	Bridgeport-Stamford-Norwalk	CT	100%	2023	1941	891	8	100.0%	30.17	-

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Post Road Plaza	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	20	100.0%	59.79	Trader Joe's
Ridgeway Shopping Center	Bridgeport-Stamford-Norwalk	CT		2023	1952	43,150	365	91.7%	30.17	Stop & Shop, LA Fitness, Marshalls, Michael's, Staples, Ashley Furniture, Old Navy, ULTA
Shelton Square	Bridgeport-Stamford-Norwalk	CT		2023	1982	—	189	99.1%	19.12	Stop & Shop, Homegoods, Hawley Lane, Edge Fitness
Station Centre @ Old Greenwich	Bridgeport-Stamford-Norwalk	CT		2023	1952	6,770	39	91.4%	35.73	Kings Food Markets
The Dock-Dockside	Bridgeport-Stamford-Norwalk	CT		2023	1974	33,667	278	100.0%	19.81	Stop & Shop, BJ's Whole Sale, Edge Fitness, West Marine, Petco, Dollar Tree, Osaka Hibachi
Walmart Norwalk	Bridgeport-Stamford-Norwalk	CT		2017	2003	—	142	100.0%	0.56	WalMart, HomeGoods
Westport Row	Bridgeport-Stamford-Norwalk	CT		2017	2020	—	95	100.0%	45.10	The Fresh Market, Pottery Barn
Brookside Plaza	Hartford-E Hartford-Middletown	CT		2017	2006	—	227	95.8%	16.41	Burlington Coat Factory, PetSmart, ShopRite, Staples, TJ Maxx, LL Bean
Corbin's Corner	Hartford-E Hartford-Middletown	CT	40%	2005	2015	53,000	189	98.1%	32.12	Best Buy, Edge Fitness, Old Navy, The Tile Shop, Total Wine and More, Trader Joe's
Aldi Square	New Haven-Milford	CT		2023	2014	—	38	100.0%	16.19	Aldi
Orange Meadows	New Haven-Milford	CT		2023	1990	—	78	100.0%	24.13	Trader Joe's, TJMaxx, Bob's Discount Furniture, Ulta
Southbury Green	New Haven-Milford	CT		2017	2002	—	156	87.5%	22.41	ShopRite, Homegoods
New Milford Plaza	Torrington	CT		2023	1970	—	235	100.0%	9.31	Walmart, Stop & Shop, Club 24, Dollar Tree
Sunny Valley Shops	Torrington	CT		2023	2003	—	72	55.5%	15.62	Staples
Veterans Plaza	Torrington	CT		2023	1966	—	80	100.0%	12.23	Big Y World Class Market, BevMax
Shops at The Columbia	Washington-Arlington-Alexandri	DC		2006	2006	—	23	100.0%	38.34	Trader Joe's
Spring Valley Shopping Center	Washington-Arlington-Alexandri	DC	40%	2005	1930	13,000	17	100.0%	101.60	-
Pike Creek	Philadelphia-Camden-Wilmington	DE		1998	2013	—	229	96.2%	17.39	Acme Markets, Edge Fitness, Pike Creek Community Hardware
Shoppes of Graylyn	Philadelphia-Camden-Wilmington	DE	40%	2005	1971	—	64	94.6%	25.73	Rite Aid
Corkscrew Village	Cape Coral-Fort Myers	FL		2007	1997	—	82	97.8%	15.55	Publix
Shoppes of Grande Oak	Cape Coral-Fort Myers	FL		2000	2000	—	79	98.5%	17.93	Publix
Millhopper Shopping Center	Gainesville	FL		1993	2017	—	80	100.0%	19.82	Publix
Newberry Square	Gainesville	FL		1994	1986	—	181	89.7%	9.63	Publix, Floor & Décor, Dollar Tree
Anastasia Plaza	Jacksonville	FL		1993	1988	—	102	95.0%	15.39	Publix
Atlantic Village	Jacksonville	FL		2017	2014	—	110	100.0%	19.09	LA Fitness, Pet Supplies Plus
Brooklyn Station on Riverside	Jacksonville	FL		2013	2013	—	50	100.0%	28.73	The Fresh Market
Courtyard Shopping Center	Jacksonville	FL		1993	1987	—	137	100.0%	3.68	Target, (Publix)
East San Marco	Jacksonville	FL		2007	2022	—	59	100.0%	28.33	Publix
Fleming Island	Jacksonville	FL		1998	2000	—	132	97.3%	17.69	Publix, PETCO, Planet Fitness, (Target)
Hibernia Pavilion	Jacksonville	FL		2006	2006	—	51	100.0%	16.52	Publix
John's Creek Center	Jacksonville	FL	20%	2003	2004	9,000	82	100.0%	16.67	Publix
Julington Village	Jacksonville	FL	20%	1999	1999	10,000	82	100.0%	17.65	Publix, (CVS)
Mandarin Landing	Jacksonville	FL		2017	1976	—	129	98.3%	23.52	Whole Foods, Aveda Institute, Baptist Health, Cooper's Hawk
Nocatee Town Center	Jacksonville	FL		2007	2017	—	114	100.0%	23.56	Publix
Oakleaf Commons	Jacksonville	FL		2006	2006	—	77	100.0%	16.93	Publix
Old St Augustine Plaza	Jacksonville	FL		1996	2020	—	248	100.0%	11.52	Publix, Burlington Coat Factory, Hobby Lobby, LA Fitness, Ross Dress for Less
Pablo Plaza	Jacksonville	FL		2017	2020	—	161	100.0%	18.80	Whole Foods, Office Depot, Marshalls, HomeGoods, PetSmart
Pine Tree Plaza	Jacksonville	FL		1997	1999	—	63	96.9%	14.97	Publix

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Seminole Shoppes	Jacksonville	FL	50%	2009	2018	7,272	87	100.0%	24.27	Publix
Shoppes at Bartram Park	Jacksonville	FL	50%	2005	2017	—	135	100.0%	22.67	Publix, (Kohl's), (Tutor Time)
Shops at John's Creek	Jacksonville	FL		2003	2004	—	15	100.0%	27.73	-
South Beach Regional	Jacksonville	FL		2017	1990	—	303	86.7%	17.95	Trader Joe's, Home Depot, Ross Dress for Less, Staples, Nordstrom Rack
Starke(6)	Jacksonville	FL		2000	2000	—	13	100.0%	27.05	CVS
Avenida Biscayne (fka Aventura Square)(6)	Miami-Ft Lauderdale-PompanoBch	FL		2017	1991	—	143	83.5%	52.86	DSW, Jewelry Exchange, Old Navy, The Fresh Market
Aventura Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		1994	2017	—	97	94.9%	38.14	CVS, Publix
Banco Popular Building	Miami-Ft Lauderdale-PompanoBch	FL		2017	1971	—	5	100.0%	92.31	-
Bird 107 Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1990	—	40	100.0%	22.51	Walgreens
Bird Ludlam	Miami-Ft Lauderdale-PompanoBch	FL		2017	1998	—	192	97.6%	26.34	CVS, Goodwill, Winn-Dixie
Boca Village Square	Miami-Ft Lauderdale-PompanoBch	FL		2017	2014	—	92	100.0%	23.14	CVS, Publix
Boynton Lakes Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1997	2012	—	110	91.9%	16.98	Citi Trends, Pet Supermarket, Publix
Boynton Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2015	—	105	100.0%	21.54	CVS, Publix
Caligo Crossing	Miami-Ft Lauderdale-PompanoBch	FL		2007	2007	—	11	100.0%	47.17	(Kohl's)
Chasewood Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1993	2015	—	152	97.1%	28.26	Publix, Pet Smart
Concord Shopping Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1993	—	309	100.0%	14.90	Big Lots, Dollar Tree, Home Depot, Winn-Dixie, YouFit Health Club
Coral Reef Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	1990	—	75	98.7%	33.13	Aldi, Walgreens
Country Walk Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2008	16,000	101	94.8%	22.71	Publix, CVS
Countryside Shops	Miami-Ft Lauderdale-PompanoBch	FL		2017	2018	—	193	72.6%	25.82	Publix, Ross Dress for Less
Fountain Square	Miami-Ft Lauderdale-PompanoBch	FL		2013	2013	—	177	100.0%	29.26	Publix, Ross Dress for Less, TJ Maxx, Ulta, (Target)
Gardens Square	Miami-Ft Lauderdale-PompanoBch	FL		1997	1991	—	90	100.0%	19.66	Publix
Greenwood Shopping Centre	Miami-Ft Lauderdale-PompanoBch	FL		2017	1994	—	133	96.8%	17.36	Publix, Bealls
Hammocks Town Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	1993	—	187	92.2%	18.87	CVS, Goodwill, Publix, Metro-Dade Public Library, YouFit Health Club, (Kendall Ice Arena)
Pine Island	Miami-Ft Lauderdale-PompanoBch	FL		2017	1999	—	255	99.5%	15.39	Publix, Burlington Coat Factory, Beall's Outlet, YouFit Health Club, Floor and Décor
Pine Ridge Square	Miami-Ft Lauderdale-PompanoBch	FL		2017	2013	—	118	72.7%	20.51	The Fresh Market, Marshalls, Ulta
Pinecrest Place(6)	Miami-Ft Lauderdale-PompanoBch	FL		2017	2017	—	70	96.3%	42.97	Whole Foods, (Target)
Point Royale Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	2018	—	202	100.0%	17.02	Winn-Dixie, Burlington Coat Factory, Pasteur Medical Center, Planet Fitness, Rana Furniture
Prosperity Centre	Miami-Ft Lauderdale-PompanoBch	FL		2017	1993	—	124	69.6%	26.61	Office Depot, TJ Maxx, CVS
Sawgrass Promenade	Miami-Ft Lauderdale-PompanoBch	FL		2017	1998	—	107	89.9%	15.40	Publix, Walgreens, Dollar Tree
Sheridan Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2022	—	507	95.3%	20.47	Publix, Kohl's, LA Fitness, Ross Dress for Less, Pet Supplies Plus, Wellmax, Burlington, Marshalls
Shoppes @ 104	Miami-Ft Lauderdale-PompanoBch	FL		1998	2018	—	112	95.0%	20.73	Fresco y Mas, CVS
Shoppes at Lago Mar	Miami-Ft Lauderdale-PompanoBch	FL		2017	1995	—	83	91.0%	16.11	Publix, YouFit Health Club
Shoppes of Jonathan's Landing	Miami-Ft Lauderdale-PompanoBch	FL		2017	1997	—	27	94.2%	31.19	(Publix)
Shoppes of Oakbrook	Miami-Ft Lauderdale-PompanoBch	FL		2017	2003	—	200	53.8%	22.37	Publix, Duffy's Sports Bar, CVS
Shoppes of Silver Lakes	Miami-Ft Lauderdale-PompanoBch	FL		2017	1997	—	127	97.1%	21.03	Publix, Goodwill
Shoppes of Sunset	Miami-Ft Lauderdale-PompanoBch	FL		2017	2009	—	22	71.2%	26.90	-
Shoppes of Sunset II	Miami-Ft Lauderdale-PompanoBch	FL		2017	2009	—	28	89.9%	24.32	-
Shops at Skylake	Miami-Ft Lauderdale-PompanoBch	FL		2017	2006	—	287	98.0%	25.49	Publix, LA Fitness, TJ Maxx, Goodwill, Pasteur Medical
Tamarac Town Square	Miami-Ft Lauderdale-PompanoBch	FL		2017	1987	—	125	84.8%	13.28	Publix, Dollar Tree, Retro Fitness
University Commons(6)	Miami-Ft Lauderdale-PompanoBch	FL		2015	2001	—	180	100.0%	35.02	Whole Foods, Nordstrom Rack, Barnes & Noble, Bed Bath & Beyond

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Waterstone Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2005	—	61	100.0%	18.36	Publix
Welleby Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1996	1982	—	110	98.9%	15.28	Publix, Dollar Tree
Wellington Town Square	Miami-Ft Lauderdale-PompanoBch	FL		1996	2022	—	108	97.4%	25.62	Publix, CVS
West Bird Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2021	—	99	97.9%	26.51	Publix
West Lake Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	2000	—	101	100.0%	23.33	Fresco y Mas, CVS
Westport Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2002	—	47	100.0%	22.93	Publix
Berkshire Commons	Naples-Marco Island	FL		1994	1992	—	110	100.0%	16.18	Publix, Walgreens
Naples Walk	Naples-Marco Island	FL		2007	1999	—	125	96.6%	19.57	Publix
Pavillion	Naples-Marco Island	FL		2017	2011	—	168	100.0%	24.44	LA Fitness, Paragon Theaters, J. Lee Salon Suites
Shoppes of Pebblebrook Plaza	Naples-Marco Island	FL	50%	2000	2000	—	80	97.0%	16.70	Publix, (Walgreens)
Glengary Shoppes	North Port-Sarasota-Bradenton	FL		2017	1995	—	93	97.0%	20.50	Best Buy, Barnes & Noble
Alafaya Village	Orlando-Kissimmee-Sanford	FL		2017	1986	—	39	100.0%	25.80	-
Kirkman Shoppes	Orlando-Kissimmee-Sanford	FL		2017	2015	—	116	100.0%	26.68	LA Fitness, Walgreens
Lake Mary Centre	Orlando-Kissimmee-Sanford	FL		2017	2015	—	356	94.8%	18.15	The Fresh Market, Academy Sports, Hobby Lobby, LA Fitness, Ross Dress for Less, Office Depot
Plaza Venezia	Orlando-Kissimmee-Sanford	FL	20%	2016	2000	36,500	203	98.0%	34.21	Publix, Eddie V's
Town and Country	Orlando-Kissimmee-Sanford	FL		2017	1993	—	78	100.0%	11.75	Ross Dress for Less
Unigold Shopping Center	Orlando-Kissimmee-Sanford	FL		2017	1987	—	115	91.2%	15.99	YouFit Health Club, Ross Dress for Less
Willa Springs	Orlando-Kissimmee-Sanford	FL		2000	2000	16,700	90	100.0%	24.76	Publix
Cashmere Corners	Port St. Lucie	FL		2017	2016	—	86	100.0%	14.82	WalMart
The Plaza at St. Lucie West	Port St. Lucie	FL		2017	2006	—	27	100.0%	26.33	-
Charlotte Square	Punta Gorda	FL		2017	1980	—	91	94.1%	11.94	WalMart, Buffet City
Ryanwood Square	Sebastian-Vero Beach	FL		2017	1987	—	115	93.3%	12.84	Publix, Beall's, Harbor Freight Tools
South Point	Sebastian-Vero Beach	FL		2017	2003	—	65	100.0%	16.66	Publix
Treasure Coast Plaza	Sebastian-Vero Beach	FL		2017	1983	—	134	100.0%	19.28	Publix, TJ Maxx
Carriage Gate	Tallahassee	FL		1994	2013	—	73	100.0%	25.58	Trader Joe's, TJ Maxx
Ocala Corners(6)	Tallahassee	FL		2000	2000	—	93	93.0%	14.51	Publix
Bloomingdale Square	Tampa-St Petersburg-Clearwater	FL		1998	2021	—	252	96.9%	20.57	Bealls, Dollar Tree, Home Centric, LA Fitness, Publix
Northgate Square	Tampa-St Petersburg-Clearwater	FL		2007	1995	—	75	100.0%	16.74	Publix
Regency Square	Tampa-St Petersburg-Clearwater	FL		1993	2013	—	352	98.4%	20.68	AMC Theater, Dollar Tree, Five Below, Marshalls, Michael's, PETCO, Shoe Carnival, Staples, TJ Maxx, Ulta, Old Navy, (Best Buy), (Macdill)
Shoppes at Sunlake Centre	Tampa-St Petersburg-Clearwater	FL		2017	2008	—	117	100.0%	25.32	Publix
Suncoast Crossing	Tampa-St Petersburg-Clearwater	FL		2007	2007	—	118	98.8%	7.34	Kohl's, (Target)
The Village at Hunter's Lake	Tampa-St Petersburg-Clearwater	FL		2018	2018	—	72	100.0%	28.47	Sprouts
Town Square	Tampa-St Petersburg-Clearwater	FL		1997	1999	—	44	100.0%	35.55	PETCO, Barnes & Noble
Village Center	Tampa-St Petersburg-Clearwater	FL		1995	2014	—	186	100.0%	22.80	Publix, PGA Tour Superstore, Walgreens
Westchase	Tampa-St Petersburg-Clearwater	FL		2007	1998	—	79	100.0%	17.97	Publix
Ashford Place	Atlanta-SandySprings-Alpharett	GA		1997	1993	—	53	89.3%	26.57	Harbor Freight Tools
Briarcliff La Vista	Atlanta-SandySprings-Alpharett	GA		1997	1962	—	43	100.0%	22.64	Michael's
Briarcliff Village	Atlanta-SandySprings-Alpharett	GA		1997	1990	—	189	100.0%	17.51	Burlington, Party City, Publix, Shoe Carnival, TJ Maxx
Bridgemill Market	Atlanta-SandySprings-Alpharett	GA		2017	2000	—	89	96.3%	19.02	Publix
Brighten Park	Atlanta-SandySprings-Alpharett	GA		1997	2016	—	137	97.1%	28.81	Lidl, Big Blue Swim School, Kohl's
Buckhead Court	Atlanta-SandySprings-Alpharett	GA		1997	1984	—	49	93.8%	32.18	-
Buckhead Landing	Atlanta-SandySprings-Alpharett	GA		2017	1998	—	152	81.7%	32.88	Binders Art Supplies & Frames, Publix
Buckhead Station	Atlanta-SandySprings-Alpharett	GA		2017	1996	—	234	82.9%	26.80	Cost Plus World Market, DSW Warehouse, Nordstrom Rack, Old Navy, Saks Off 5th, TJ Maxx, Ulta

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Cambridge Square	Atlanta-SandySprings-Alpharett	GA		1996	1979	—	70	97.2%	24.98	Publix
Chastain Square	Atlanta-SandySprings-Alpharett	GA		2017	2001	—	92	100.0%	24.11	Publix
Cornerstone Square	Atlanta-SandySprings-Alpharett	GA		1997	1990	—	80	100.0%	19.24	Aldi, Barking Hound Village, CVS, HealthMarkets Insurance
Dunwoody Hall	Atlanta-SandySprings-Alpharett	GA		1997	1986	13,800	86	100.0%	21.71	Publix
Dunwoody Village	Atlanta-SandySprings-Alpharett	GA		1997	1975	—	121	89.4%	22.27	The Fresh Market, Walgreens, Dunwoody Prep
Howell Mill Village	Atlanta-SandySprings-Alpharett	GA		2004	1984	—	92	97.6%	25.42	Publix
Paces Ferry Plaza	Atlanta-SandySprings-Alpharett	GA		1997	2018	—	82	97.0%	42.09	Whole Foods
Powers Ferry Square	Atlanta-SandySprings-Alpharett	GA		1997	2013	—	97	100.0%	36.45	HomeGoods, PETCO
Powers Ferry Village	Atlanta-SandySprings-Alpharett	GA		1997	1994	—	69	98.3%	10.25	Publix, Barrel Town
Russell Ridge	Atlanta-SandySprings-Alpharett	GA		1994	1995	—	108	91.4%	12.98	Kroger
Sandy Springs	Atlanta-SandySprings-Alpharett	GA		2012	2006	—	113	100.0%	27.21	Trader Joe's, Fox's, Peter Glenn Ski & Sports
Sope Creek Crossing	Atlanta-SandySprings-Alpharett	GA		1998	2016	—	99	95.5%	17.06	Publix
The Shops at Hampton Oaks	Atlanta-SandySprings-Alpharett	GA		2017	2009	—	21	89.8%	12.30	(CVS)
Williamsburg at Dunwoody	Atlanta-SandySprings-Alpharett	GA		2017	1983	—	45	95.6%	25.72	-
Civic Center Plaza	Chicago-Naperville-Elgin	IL	40%	2005	1989	22,000	265	96.6%	10.78	Super H Mart, Home Depot, O'Reilly Automotive, King Spa
Clybourn Commons	Chicago-Naperville-Elgin	IL		2014	1999	—	32	100.0%	37.82	PETCO
Glen Oak Plaza	Chicago-Naperville-Elgin	IL		2010	1967	—	63	96.2%	27.83	Trader Joe's, Walgreens, Northshore University Healthsystems
Hinsdale Lake Commons	Chicago-Naperville-Elgin	IL		1998	2015	—	185	94.3%	16.68	Whole Foods, Goodwill, Charter Fitness, Petco
Mellody Farm	Chicago-Naperville-Elgin	IL		2017	2017	—	259	97.1%	31.25	Whole Foods, Nordstrom Rack, REI, HomeGoods, Barnes & Noble, West Elm
Naperville Plaza	Chicago-Naperville-Elgin	IL	20%	2023	1961	23,000	115	100.0%	26.91	Casey's Foods, Trader Joe's, Oswald's Pharmacy
Old Town Square	Chicago-Naperville-Elgin	IL	20%	2023	1998	14,000	87	97.5%	27.10	Jewel-Osco
Riverside Sq & River's Edge	Chicago-Naperville-Elgin	IL	40%	2005	1986	—	169	100.0%	18.66	Mariano's Fresh Market, Dollar Tree, Party City, Blink Fitness
Roscoe Square	Chicago-Naperville-Elgin	IL	40%	2005	2012	24,500	140	100.0%	24.78	Mariano's Fresh Market, Walgreens, Altitude Trampoline Park
Westchester Commons	Chicago-Naperville-Elgin	IL		2001	2014	—	143	93.1%	18.28	Mariano's Fresh Market, Goodwill
Willow Festival	Chicago-Naperville-Elgin	IL		2010	2007	—	404	91.7%	19.23	Whole Foods, Lowe's, CVS, HomeGoods, REI, Ulta
Shops on Main	Chicago-Naperville-Elgin	IN	94%	2007	2020	—	279	100.0%	16.54	Whole Foods, Dick's Sporting Goods, Ross Dress for Less, HomeGoods, DSW, Nordstrom Rack, Marshalls
Willow Lake Shopping Center	Indianapolis-Carmel-Anderson	IN	40%	2005	1987	—	86	88.6%	17.44	Indiana Bureau of Motor Vehicles, Snipes USA, (Kroger)
Willow Lake West Shopping Center	Indianapolis-Carmel-Anderson	IN	40%	2005	2001	10,000	53	100.0%	28.23	Trader Joe's
Fellsway Plaza	Boston-Cambridge-Newton	MA	75%	2013	2016	34,873	158	100.0%	27.34	Stop & Shop, Planet Fitness, BioLife Plasma Services
Shaw's at Plymouth	Boston-Cambridge-Newton	MA		2017	1993	—	60	100.0%	19.34	Shaw's
Shops at Saugus	Boston-Cambridge-Newton	MA		2006	2006	—	87	100.0%	31.64	Trader Joe's, La-Z-Boy, PetSmart
Star's at Cambridge	Boston-Cambridge-Newton	MA		2017	1997	—	66	100.0%	41.18	Star Market
Star's at Quincy	Boston-Cambridge-Newton	MA		2017	1995	—	101	100.0%	23.63	Star Market
Star's at West Roxbury	Boston-Cambridge-Newton	MA		2017	2006	—	76	100.0%	27.61	Shaw's
The Abbot	Boston-Cambridge-Newton	MA		2017	1912	—	64	77.1%	94.03	Center for Effective Alturism
Twin City Plaza	Boston-Cambridge-Newton	MA		2006	2004	—	285	100.0%	22.43	Shaw's, Marshall's, Extra Space Storage, Walgreens, K&G Fashion, Dollar Tree, Everfitness, Formlabs
The Longmeadow Shops	Springfield, MA	MA		2023	1962	13,000	99	100.0%	32.16	CVS

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Festival at Woodholme	Baltimore-Columbia-Towson	MD	40%	2005	1986	18,510	81	95.1%	40.40	Trader Joe's
Parkville Shopping Center	Baltimore-Columbia-Towson	MD	40%	2005	2013	23,200	165	96.6%	17.61	Giant, Parkville Lanes, Dollar Tree, Petco, The Cellar Parkville
Southside Marketplace	Baltimore-Columbia-Towson	MD	40%	2005	2011	24,800	125	93.5%	24.51	Giant
Village at Lee Airpark	Baltimore-Columbia-Towson	MD		2005	2014	—	118	97.8%	31.38	Giant, (Sunrise)
Burnt Mills	Washington-Arlington-Alexandri	MD	20%	2013	2004	—	31	92.3%	38.58	Trader Joe's
Cloppers Mill Village	Washington-Arlington-Alexandri	MD	40%	2005	1995	—	137	94.7%	19.48	Shoppers Food Warehouse, Dollar Tree
Firstfield Shopping Center	Washington-Arlington-Alexandri	MD	40%	2005	2014	—	22	100.0%	44.25	-
Takoma Park	Washington-Arlington-Alexandri	MD	40%	2005	1960	—	107	97.4%	15.05	Planet Fitness
Watkins Park Plaza	Washington-Arlington-Alexandri	MD	40%	2005	1985	—	111	98.5%	29.47	LA Fitness, CVS
Westbard Square	Washington-Arlington-Alexandri	MD		2017	2001	—	126	82.5%	36.56	Giant, Bowlmor AMF
Woodmoor Shopping Center	Washington-Arlington-Alexandri	MD	40%	2005	1954	19,000	68	96.3%	37.93	CVS
Fenton Marketplace	Flint	MI		1999	1999	—	97	74.0%	9.14	Family Farm & Home
Apple Valley Square	Minneapol-St. Paul-Bloomington	MN		2006	1998	—	179	100.0%	17.01	Jo-Ann Fabrics, PETCO, Savers, Experience Fitness, (Burlington Coat Factory), (Aldi)
Cedar Commons	Minneapol-St. Paul-Bloomington	MN		2011	1999	—	66	100.0%	28.59	Whole Foods
Colonial Square	Minneapol-St. Paul-Bloomington	MN	40%	2005	2014	19,700	93	97.9%	27.54	Lund's
Rockford Road Plaza	Minneapol-St. Paul-Bloomington	MN	40%	2005	1991	20,000	204	99.4%	14.27	Kohl's, PetSmart, HomeGoods, TJ Maxx, ULTA
Rockridge Center	Minneapol-St. Paul-Bloomington	MN	20%	2011	2006	14,500	125	98.2%	14.71	CUB Foods
Brentwood Plaza	St. Louis	MO		2007	2002	—	60	92.6%	10.38	Schnucks
Bridgeton	St. Louis	MO		2007	2005	—	71	100.0%	12.87	Schnucks, (Home Depot)
Dardenne Crossing	St. Louis	MO		2007	1996	—	67	100.0%	11.72	Schnucks
Kirkwood Commons	St. Louis	MO		2007	2000	—	210	100.0%	10.39	Walmart, TJ Maxx, HomeGoods, Famous Footwear, (Target), (Lowe's)
Blakeney Town Center	Charlotte-Concord-Gastonia	NC		2021	2006	—	384	99.7%	27.08	Harris Teeter, Marshalls, Best Buy, Petsmart, Off Broadway Shoes, Old Navy, (Target)
Carmel Commons	Charlotte-Concord-Gastonia	NC		1997	2012	—	141	89.4%	25.09	Chuck E. Cheese, The Fresh Market, Party City
Cochran Commons	Charlotte-Concord-Gastonia	NC	20%	2007	2003	2,975	66	100.0%	17.91	Harris Teeter, (Walgreens)
Willow Oaks	Charlotte-Concord-Gastonia	NC		2014	2014	—	65	97.9%	17.89	Publix
Shops at Erwin Mill	Durham-Chapel Hill	NC	55%	2012	2012	10,000	91	100.0%	20.47	Harris Teeter
Southpoint Crossing	Durham-Chapel Hill	NC		1998	1998	—	103	100.0%	17.42	Harris Teeter
Village Plaza	Durham-Chapel Hill	NC	20%	2012	2020	11,793	73	100.0%	25.22	Whole Foods
Woodcroft Shopping Center	Durham-Chapel Hill	NC		1996	1984	—	90	95.4%	14.52	Food Lion, ACE Hardware
Glenwood Village	Raleigh-Cary	NC		1997	1983	—	43	100.0%	18.71	Harris Teeter
Holly Park	Raleigh-Cary	NC		2013	1969	—	158	99.0%	20.54	DSW Warehouse, Trader Joe's, Ross Dress For Less, Staples, US Fitness Products, Jerry's Artarama, Pet Supplies Plus, Ulta
Lake Pine Plaza	Raleigh-Cary	NC		1998	1997	—	88	100.0%	14.55	Harris Teeter
Market at Colonnade Center	Raleigh-Cary	NC		2009	2009	—	58	100.0%	28.83	Whole Foods
Midtown East	Raleigh-Cary	NC	50%	2017	2017	36,000	159	100.0%	24.51	Wegmans
Ridgewood Shopping Center	Raleigh-Cary	NC	20%	2018	1951	9,025	94	89.9%	28.41	Whole Foods, Walgreens
Shoppes of Kildaire	Raleigh-Cary	NC	40%	2005	1986	20,000	145	100.0%	21.28	Trader Joe's, Aldi, Staples, Barnes & Noble
Sutton Square	Raleigh-Cary	NC	20%	2006	1985	—	101	93.8%	21.21	The Fresh Market

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Village District	Raleigh-Cary	NC	30%	2004	2018	75,000	599	98.3%	25.47

Harris Teeter, The Fresh Market, The Oberlin, Wake Public Library, Walgreens, Talbots, Great Outdoor Provision Co., York Properties,The Cheshire Cat Gallery, Crunch Fitness Select Club, Bailey's Fine Jewelry, Sephora, Barnes & Noble, Goodnight's Comedy Club, Ballard Designs

Bloomfield Crossing	New York-Newark-Jersey City	NJ		2023	0	—	59	100.0%	15.17	Superfresh
Boonton ACME Shopping Center	New York-Newark-Jersey City	NJ		2023	1999	10,585	63	97.1%	24.19	Acme Markets
Cedar Hill Shopping Center	New York-Newark-Jersey City	NJ		2023	1971	7,035	43	100.0%	30.72	Walgreens
Chestnut Ridge Shopping Center	New York-Newark-Jersey City	NJ	50%	2023	1965	—	76	94.2%	30.43	Fresh Market, Drop Fitness
Chimney Rock	New York-Newark-Jersey City	NJ		2016	2016	—	218	91.9%	39.18	Whole Foods, Nordstrom Rack, Saks Off 5th, The Container Store, Ulta
District at Metuchen	New York-Newark-Jersey City	NJ	20%	2018	2017	16,000	67	100.0%	32.89	Whole Foods
Emerson Plaza	New York-Newark-Jersey City	NJ		2023	1981	—	93	84.9%	14.14	Shoprite, K-9 Resorts Luxury Pet Hotel
Ferry Street Plaza	New York-Newark-Jersey City	NJ		2023	1995	8,796	108	100.0%	21.49	Seabra Foods, Flaming Grill
H Mart Plaza	New York-Newark-Jersey City	NJ		2023	1967	—	7	100.0%	46.32	-
Meadtown Shopping Center	New York-Newark-Jersey City	NJ		2023	1961	9,364	77	100.0%	25.09	Marshalls, Petco, Walgreens
Midland Park Shopping Center	New York-Newark-Jersey City	NJ		2023	1966	17,722	129	81.5%	25.21	Kings Food Markets, Crunch Fitness
Plaza Square	New York-Newark-Jersey City	NJ	40%	2005	1990	—	104	62.0%	19.91	Grocer
Pompton Lakes Towne Square	New York-Newark-Jersey City	NJ		2023	2000	—	66	92.8%	25.82	Planet Fitness
Rite Aid Plaza-Waldwick Plaza	New York-Newark-Jersey City	NJ		2023	1953	—	20	100.0%	30.42	Rite Aid
South Pass Village	New York-Newark-Jersey City	NJ		2023	1965	20,144	109	97.0%	30.18	Acme Markets
Valley Ridge Shopping Center	New York-Newark-Jersey City	NJ		2023	1962	16,775	103	93.4%	28.44	Whole Foods
Van Houten Plaza	New York-Newark-Jersey City	NJ		2023	1974	—	37	91.4%	11.70	Dollar Tree
Waldwick Plaza	New York-Newark-Jersey City	NJ		2023	1960	—	27	90.3%	28.06	-
Washington Commons	New York-Newark-Jersey City	NJ	100%	2023	1992	8,766	74	99.1%	25.95	Stop & Shop
Glenwood Green(7)	Philadelphia-Camden-Wilmington	NJ	70%	2023	2023	—	353	92.4%	15.25	ShopRite, Target, Rendina
Haddon Commons	Philadelphia-Camden-Wilmington	NJ	40%	2005	1985	—	54	100.0%	15.24	Acme Markets
101 7th Avenue	New York-Newark-Jersey City	NY		2017	1930	—	57	0.0%	-	-
111 Kraft Avenue	New York-Newark-Jersey City	NY		2023	1902	—	9	100.0%	47.40	-
1175 Third Avenue	New York-Newark-Jersey City	NY		2017	1995	—	25	35.9%	185.00	-
1225-1239 Second Ave	New York-Newark-Jersey City	NY		2017	1987	—	18	100.0%	137.95	CVS
260-270 Sawmill Road	New York-Newark-Jersey City	NY		2023	1953	—	3	100.0%	1.69	-
27 Purchase Street	New York-Newark-Jersey City	NY		2023	0	—	10	82.6%	40.30	-
410 South Broadway	New York-Newark-Jersey City	NY		2023	1936	—	7	100.0%	1.21	-
48 Purchase Street	New York-Newark-Jersey City	NY		2023	0	—	6	100.0%	78.05	-
90 - 30 Metropolitan Avenue	New York-Newark-Jersey City	NY		2017	2007	—	60	100.0%	36.15	Michaels, Staples, Trader Joe's
Arcadian Shopping Center	New York-Newark-Jersey City	NY		2023	1978	13,033	166	97.9%	23.90	Stop & Shop, Westchester Community College, The 19th Hole
Biltmore Shopping Center	New York-Newark-Jersey City	NY		2023	1967	—	17	100.0%	38.93	-
Broadway Plaza	New York-Newark-Jersey City	NY		2017	2014	—	147	88.5%	40.28	Aldi, Best Buy, Bob's Discount Furniture, TJ Maxx, Blink Fitness
Carmel ShopRite Plaza	New York-Newark-Jersey City	NY		2023	1981	—	145	95.1%	14.06	Shoprite, Carmel Cinema, Gold's Gyn, Rite Aid
Chilmark Shopping Center	New York-Newark-Jersey City	NY		2023	1963	—	47	100.0%	34.28	CVS
Clocktower Plaza Shopping Ctr	New York-Newark-Jersey City	NY		2017	1995	—	79	90.4%	50.88	Stop & Shop
DeCicco's Plaza	New York-Newark-Jersey City	NY		2023	1978	—	70	91.8%	35.70	Decicco & Sons
East Meadow	New York-Newark-Jersey City	NY		2021	1980	—	141	93.3%	16.10	Marshalls, Stew Leonard's, Net Cost Market

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
East Meadow Plaza	New York-Newark-Jersey City	NY		2023	1971	—	195	60.6%	25.61	Lidl, Dollar Deal
Eastchester Plaza	New York-Newark-Jersey City	NY		2023	1963	—	24	100.0%	36.54	CVS
Eastport	New York-Newark-Jersey City	NY		2021	1980	—	48	97.3%	13.57	King Kullen, Rite Aid
Gateway Plaza	New York-Newark-Jersey City	NY	50%	2023	0	14,000	198	100.0%	9.46	Walmart, Bob's Discount Furniture
Harrison Shopping Square	New York-Newark-Jersey City	NY		2023	1958	—	26	100.0%	33.40	The Harrison Market
Heritage 202 Center	New York-Newark-Jersey City	NY		2023	1989	—	19	100.0%	33.99	-
Hewlett Crossing I & II	New York-Newark-Jersey City	NY		2018	1954	—	52	100.0%	39.41	-
Lake Grove Commons	New York-Newark-Jersey City	NY	40%	2012	2008	49,895	141	100.0%	37.08	Whole Foods, LA Fitness
Lakeview Shopping Center	New York-Newark-Jersey City	NY		2023	1981	10,944	165	92.6%	18.20	Acme, Planet Fitness, Montclare Children's School, Rite Aid
McLean Plaza	New York-Newark-Jersey City	NY	100%	2023	1982	5,000	58	86.9%	19.23	Acme Markets
Midway Shopping Center	New York-Newark-Jersey City	NY	12%	2023	1958	22,492	244	99.2%	28.95	Shoprite, JoAnn, Amazing Savings, Daiso, CVS, Planet Fitness, Denny's Kids
New City PCSB Bank Pad	New York-Newark-Jersey City	NY		2023	1973	—	3	100.0%	53.28	-
Orangetown Shopping Center	New York-Newark-Jersey City	NY	100%	2023	1966	6,005	74	95.4%	22.01	CVS
Pelham Manor Plaza	New York-Newark-Jersey City	NY		2023	1960	—	25	87.7%	35.28	Manor Market
Purchase Street Shops	New York-Newark-Jersey City	NY		2023	0	—	6	100.0%	33.82	-
Putnam Plaza	New York-Newark-Jersey City	NY	67%	2023	1971	17,284	189	92.9%	16.16	Tops, NY Sports Club, Dollar World, Rite Aid
Riverhead Plaza	New York-Newark-Jersey City	NY	50%	2023	0	—	13	100.0%	34.20	-
Rivertowns Square	New York-Newark-Jersey City	NY		2018	2016	—	116	92.6%	27.63	Ulta, The Learning Experience, Mom's Organic Market, Look Cinemas
Somers Commons	New York-Newark-Jersey City	NY		2023	2003	—	135	89.3%	17.01	Level Fitness, Tractor Supply, Goodwill
Staples Plaza-Yorktown Heights	New York-Newark-Jersey City	NY		2023	1970	—	125	100.0%	12.09	Level Fitness, Staples, Party City, Extra Space Storage
Tanglewood Shopping Center	New York-Newark-Jersey City	NY		2023	1953	3,163	27	100.0%	40.47	-
The Gallery at Westbury Plaza	New York-Newark-Jersey City	NY		2017	2013	—	312	100.0%	53.17	Trader Joe's, Nordstrom Rack, Saks Fifth Avenue, Bloomingdale's, The Container Store, HomeGoods, Old Navy, Gap Outlet, Bassett Home Furnishings, Famous Footwear
The Point at Garden City Park	New York-Newark-Jersey City	NY		2016	2018	—	105	100.0%	30.73	King Kullen, Ace Hardware
The Shops at SunVet (fka SunVet)(6)(7)	New York-Newark-Jersey City	NY	100%	2023	2023	—	173	33.7%	38.55	Whole Foods
Towne Centre at Somers	New York-Newark-Jersey City	NY		2023	1988	—	84	100.0%	31.08	CVS
Valley Stream	New York-Newark-Jersey City	NY		2021	1950	—	99	95.0%	28.68	King Kullen
Village Commons	New York-Newark-Jersey City	NY		2023	1980	—	28	88.6%	38.95	-
Wading River	New York-Newark-Jersey City	NY		2021	2002	—	99	89.8%	24.18	King Kullen, CVS, Ace Hardware
Westbury Plaza	New York-Newark-Jersey City	NY		2017	2004	88,000	390	100.0%	27.26	WalMart, Costco, Marshalls, Total Wine and More, Olive Garden
Marine's Taste of Italy	Torrington	NY		2023	1988	—	3	100.0%	28.73	-
Cherry Grove	Cincinnati	OH		1998	2012	—	203	99.0%	13.05	Kroger, Shoe Carnival, TJ Maxx, Tuesday Morning
Hyde Park	Cincinnati	OH		1997	1995	—	397	98.8%	17.40	Kroger, Kohl's, Walgreens, Jo-Ann Fabrics, Ace Hardware, Staples, Marshalls, Five Below
Red Bank Village	Cincinnati	OH		2006	2018	—	176	100.0%	7.89	WalMart
Regency Commons	Cincinnati	OH		2004	2004	—	34	78.8%	27.76	-
West Chester Plaza	Cincinnati	OH		1998	1988	—	88	100.0%	10.56	Kroger
East Pointe	Columbus	OH		1998	2014	—	111	100.0%	11.53	Kroger
Kroger New Albany Center	Columbus	OH		1999	1999	—	93	100.0%	13.90	Kroger
Northgate Plaza (Maxtown Road)	Columbus	OH		1998	2017	—	117	100.0%	12.33	Kroger, (Home Depot)
Corvallis Market Center	Corvallis	OR		2006	2006	—	85	100.0%	22.68	Michaels, TJ Maxx, Trader Joe's
Northgate Marketplace	Medford	OR		2011	2011	—	81	93.2%	24.56	Trader Joe's, REI, PETCO

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Northgate Marketplace Ph II	Medford	OR		2015	2015	—	177	96.4%	18.05	Dick's Sporting Goods, Homegoods, Marshalls
Greenway Town Center	Portland-Vancouver-Hillsboro	OR	40%	2005	2014	—	93	100.0%	16.79	Dollar Tree, Rite Aid, Whole Foods
Murrayhill Marketplace	Portland-Vancouver-Hillsboro	OR		1999	2016	—	150	85.9%	20.98	Safeway, Planet Fitness
Sherwood Crossroads	Portland-Vancouver-Hillsboro	OR		1999	1999	—	88	98.6%	12.69	Safeway
Tanasbourne Market	Portland-Vancouver-Hillsboro	OR		2006	2006	—	71	100.0%	33.03	Whole Foods
Walker Center	Portland-Vancouver-Hillsboro	OR		1999	1987	—	89	96.8%	28.59	REI
Allen Street Shopping Ctr	Allentown-Bethlehem-Easton	PA	40%	2005	1958	—	46	100.0%	19.07	Grocery Outlet Bargain Market
Lower Nazareth Commons	Allentown-Bethlehem-Easton	PA		2007	2012	—	96	100.0%	27.85	Burlington Coat Factory, PETCO, (Wegmans), (Target)
Stefko Boulevard Shopping Center	Allentown-Bethlehem-Easton	PA	40%	2005	1976	—	134	97.9%	10.69	Valley Farm Market, Dollar Tree, Muscle Inc. Gym
Hershey	Harrisburg-Carlisle	PA		2000	2000	—	6	100.0%	30.00	-
Baederwood Shopping Center	Philadelphia-Camden-Wilmington	PA	80%	2023	1999	24,365	117	100.0%	28.11	Whole Foods, Planet Fitness
City Avenue Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1960	—	162	89.4%	21.77	Ross Dress for Less, TJ Maxx, Dollar Tree
Gateway Shopping Center	Philadelphia-Camden-Wilmington	PA		2004	2016	—	224	99.0%	35.87	Trader Joe's, Staples, TJ Maxx, Jo-Ann Fabrics
Mercer Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1988	—	91	100.0%	23.28	Weis Markets
Newtown Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	2020	20,000	142	97.2%	19.49	Acme Markets, Michael's
Warwick Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1999	—	93	96.7%	17.49	Grocery Outlet Bargain Market, Planet Fitness
Indigo Square	Charleston-North Charleston	SC		2017	2017	—	51	100.0%	30.99	Greenwise (Vac 8/29/20)
Merchants Village	Charleston-North Charleston	SC	40%	1997	1997	9,000	80	100.0%	18.63	Publix
Harpeth Village Fieldstone	Nashvil-Davdsn-Murfree-Frankln	TN		1997	1998	—	70	100.0%	17.31	Publix
Northlake Village	Nashvil-Davdsn-Murfree-Frankln	TN		2000	2013	—	135	98.9%	15.83	Kroger
Peartree Village	Nashvil-Davdsn-Murfree-Frankln	TN		1997	1997	—	110	100.0%	20.43	Kroger, PETCO
Hancock	Austin-Round Rock-Georgetown	TX		1999	1998	—	263	98.1%	20.04	24 Hour Fitness, Firestone Complete Auto Care, H.E.B, PETCO, Twin Liquors
Market at Round Rock	Austin-Round Rock-Georgetown	TX		1999	1987	—	123	86.5%	21.19	Sprout's Markets, Office Depot
North Hills	Austin-Round Rock-Georgetown	TX		1999	1995	—	164	98.8%	22.11	H.E.B.
Shops at Mira Vista	Austin-Round Rock-Georgetown	TX		2014	2002	165	68	100.0%	26.25	Trader Joe's, Champions Westlake Gymnastics & Cheer
Tech Ridge Center	Austin-Round Rock-Georgetown	TX		2011	2020	—	216	99.4%	24.23	H.E.B., Pinstack, Baylor Scott & White
Bethany Park Place	Dallas-Fort Worth-Arlington	TX		1998	1998	10,200	99	100.0%	12.23	Kroger
CityLine Market	Dallas-Fort Worth-Arlington	TX		2014	2014	—	81	100.0%	30.41	Whole Foods
CityLine Market Phase II	Dallas-Fort Worth-Arlington	TX		2015	2015	—	22	100.0%	28.58	CVS
Hillcrest Village	Dallas-Fort Worth-Arlington	TX		1999	1991	—	15	100.0%	51.23	-
Keller Town Center	Dallas-Fort Worth-Arlington	TX		1999	2014	—	120	97.4%	17.43	Tom Thumb
Lebanon/Legacy Center	Dallas-Fort Worth-Arlington	TX		2000	2002	—	56	100.0%	30.26	(WalMart)
Market at Preston Forest	Dallas-Fort Worth-Arlington	TX		1999	1990	—	96	97.4%	22.34	Tom Thumb
Mockingbird Commons	Dallas-Fort Worth-Arlington	TX		1999	1987	—	120	95.9%	21.36	Tom Thumb, Ogle School of Hair Design
Preston Oaks	Dallas-Fort Worth-Arlington	TX		2013	2022	—	103	100.0%	40.79	Central Market, Talbots
Prestonbrook	Dallas-Fort Worth-Arlington	TX		1998	1998	—	92	98.9%	15.57	Kroger
Shiloh Springs	Dallas-Fort Worth-Arlington	TX		1998	1998	—	110	93.6%	15.32	Kroger
Alden Bridge	Houston-Woodlands-Sugar Land	TX		2002	1998	26,000	139	98.4%	21.64	Kroger, Walgreens
Baybrook East(7)	Houston-Woodlands-Sugar Land	TX	50%	2020	2021	10,222	156	93.9%	13.16	H.E.B
Cochran's Crossing	Houston-Woodlands-Sugar Land	TX		2002	1994	—	138	100.0%	20.77	Kroger
Indian Springs Center	Houston-Woodlands-Sugar Land	TX		2002	2003	—	137	98.9%	25.71	H.E.B.
Market at Springwoods Village	Houston-Woodlands-Sugar Land	TX	53%	2016	2018	3,750	167	98.9%	18.14	Kroger
Panther Creek	Houston-Woodlands-Sugar Land	TX		2002	1994	—	166	100.0%	25.24	CVS, The Woodlands Childrens Museum, Fitness Project

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Sienna(7)	Houston-Woodlands-Sugar Land	TX	75%	2023	2023	—	30	19.2%	37.38	-
Southpark at Cinco Ranch	Houston-Woodlands-Sugar Land	TX		2012	2017	—	265	100.0%	14.72	Kroger, Academy Sports, PETCO, Spec's Liquor and Finer Foods
Sterling Ridge	Houston-Woodlands-Sugar Land	TX		2002	2000	—	129	98.9%	22.48	Kroger, CVS
Sweetwater Plaza	Houston-Woodlands-Sugar Land	TX	20%	2001	2000	20,000	134	98.1%	19.07	Kroger, Walgreens
The Village at Riverstone	Houston-Woodlands-Sugar Land	TX		2016	2016	—	165	95.1%	17.19	Kroger
Weslayan Plaza East	Houston-Woodlands-Sugar Land	TX	40%	2005	1969	—	169	100.0%	21.90	Berings, Ross Dress for Less, Michaels, The Next Level Fitness, Spec's Liquor, Trek Bicycle
Weslayan Plaza West	Houston-Woodlands-Sugar Land	TX	40%	2005	1969	—	186	98.1%	21.79	Randalls Food, Walgreens, PETCO, Homegoods, Barnes & Noble
Westwood Village	Houston-Woodlands-Sugar Land	TX		2006	2006	—	206	96.8%	21.77	Fitness Project, PetSmart, Office Max, Ross Dress For Less, TJ Maxx, (Target)
Woodway Collection	Houston-Woodlands-Sugar Land	TX	40%	2005	2012	25,900	97	94.2%	32.19	Whole Foods
Carytown Exchange	Richmond	VA	68%	2018	2022	—	116	95.6%	28.13	Publix, CVS
Hanover Village Shopping Center	Richmond	VA	40%	2005	1971	—	90	87.8%	9.68	Aldi, Tractor Supply Company, Harbor Freight Tools
Village Shopping Center	Richmond	VA	40%	2005	1948	24,250	116	84.1%	25.64	Publix, CVS
Ashburn Farm Village Center	Washington-Arlington-Alexandri	VA	40%	2005	1996	—	92	100.0%	17.76	Patel Brothers, The Shop Gym
Belmont Chase	Washington-Arlington-Alexandri	VA		2014	2014	—	91	98.3%	34.38	Cooper's Hawk Winery, Whole Foods
Centre Ridge Marketplace	Washington-Arlington-Alexandri	VA	40%	2005	1996	11,640	107	100.0%	21.37	United States Coast Guard Ex, Planet Fitness
Festival at Manchester Lakes	Washington-Arlington-Alexandri	VA	40%	2005	2021	—	169	100.0%	31.35	Amazon Fresh, Homesense, Hyper Kidz
Fox Mill Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	2013	22,500	103	97.6%	27.22	Giant
Greenbriar Town Center	Washington-Arlington-Alexandri	VA	40%	2005	1972	76,200	340	99.3%	29.41	Big Blue Swim School, Bob's Discount Furniture, CVS, Giant, Marshalls, Planet Fitness, Ross Dress for Less, Total Wine and More
Kamp Washington Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	1960	—	71	93.8%	33.91	PGA Tour Superstore
Kings Park Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	2015	21,800	96	100.0%	34.12	Giant, CVS
Lorton Station Marketplace	Washington-Arlington-Alexandri	VA	20%	2006	2005	7,300	136	84.1%	26.68	Amazon Fresh, Planet Fitness
Point 50	Washington-Arlington-Alexandri	VA		2007	2021	—	48	100.0%	32.94	Amazon Fresh
Saratoga Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	1977	22,800	113	93.4%	21.77	Giant
Shops at County Center	Washington-Arlington-Alexandri	VA		2005	2005	—	97	98.3%	19.26	Harris Teeter, Planet Fitness
The Crossing Clarendon	Washington-Arlington-Alexandri	VA		2016	2023	—	420	96.9%	38.07	Whole Foods, Crate & Barrel, The Container Store, Barnes & Noble, Pottery Barn, Ethan Allen, The Cheesecake Factory, LifeTime, Corobus Sports
The Field at Commonwealth	Washington-Arlington-Alexandri	VA		2017	2018	—	167	100.0%	23.62	Wegmans
Village Center at Dulles	Washington-Arlington-Alexandri	VA	20%	2002	1991	52,000	307	83.3%	30.56	Giant, CVS, Advance Auto Parts, Chuck E. Cheese, HomeGoods, Goodwill, Furniture Max
Willston Centre I	Washington-Arlington-Alexandri	VA	40%	2005	1952	—	105	82.2%	31.65	Fashion K City
Willston Centre II	Washington-Arlington-Alexandri	VA	40%	2005	2010	23,823	136	94.4%	27.81	Safeway, (Target), (PetSmart)
6401 Roosevelt	Seattle-Tacoma-Bellevue	WA		2019	1929	—	8	100.0%	27.10	-
Aurora Marketplace	Seattle-Tacoma-Bellevue	WA	40%	2005	1991	13,400	107	100.0%	18.92	Safeway, TJ Maxx
Ballard Blocks I	Seattle-Tacoma-Bellevue	WA	50%	2018	2007	—	132	98.4%	28.01	LA Fitness, Ross Dress for Less, Trader Joe's
Ballard Blocks II	Seattle-Tacoma-Bellevue	WA	50%	2018	2018	—	117	98.4%	35.12	Bright Horizons, Kaiser Permanente, PCC Community Markets, Prokarma, Trufusion, West Marine

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	Major Tenant(s) (5)
Broadway Market	Seattle-Tacoma-Bellevue	WA	20%	2014	1988	21,500	140	95.7%	28.83	Gold's Gym, Mosaic Salon Group, Quality Food Centers
Cascade Plaza	Seattle-Tacoma-Bellevue	WA	20%	1999	1999	—	207	97.9%	13.26	Big 5 Sporting Goods, Dollar Tree, Jo-Ann Fabrics, Planet Fitness, Ross Dress For Less, Safeway, Aaron's
Eastgate Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	2021	22,000	85	96.5%	32.61	Safeway, Rite Aid
Grand Ridge Plaza	Seattle-Tacoma-Bellevue	WA		2012	2018	—	331	99.2%	26.62	Bevmo!, Dick's Sporting Goods, Marshalls, Regal Cinemas,Safeway, Ulta
Inglewood Plaza	Seattle-Tacoma-Bellevue	WA		1999	1985	—	17	95.9%	47.01	-
Island Village	Seattle-Tacoma-Bellevue	WA		2023	2013	—	106	100.0%	16.38	Safeway, Rite Aid
Klahanie Shopping Center	Seattle-Tacoma-Bellevue	WA		2016	1998	—	67	96.7%	38.28	(QFC)
Melrose Market	Seattle-Tacoma-Bellevue	WA		2019	2009	—	21	84.2%	35.14	-
Overlake Fashion Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	2020	—	87	100.0%	30.25	Marshalls, Bevmo!, Amazon Go Grocery
Pine Lake Village	Seattle-Tacoma-Bellevue	WA		1999	1989	—	103	98.6%	26.79	Quality Food Centers, Rite Aid
Roosevelt Square	Seattle-Tacoma-Bellevue	WA		2017	2017	—	150	81.3%	27.33	Whole Foods, Guitar Center, LA Fitness
Sammamish-Highlands	Seattle-Tacoma-Bellevue	WA		1999	2013	—	101	100.0%	38.84	Trader Joe's, Bartell Drugs, (Safeway)
Southcenter	Seattle-Tacoma-Bellevue	WA		1999	1990	—	59	100.0%	35.51	(Target)
Regency Centers Total						$2,268,157	56,825	95.1%	$24.44
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

See Note 16 - Commitments and Contingencies in the Notes for discussion regarding material legal proceeds and contingencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol "REG."

As of February 05, 2024, there were 112,794 holders of our common stock.

We intend to pay regular quarterly distributions to Regency Centers Corporation's common shareholders. Future distributions will be declared and paid at the discretion of our Board of Directors and will depend upon cash generated by our operating results, our financial condition, cash flows, capital requirements, future business prospects, annual dividend requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Directors deems relevant. In order to maintain Regency Centers Corporation's qualification as a REIT for federal income tax purposes, we are generally required to make annual distributions equal to at least 90% of our real estate investment trust taxable income for the taxable year. Under certain circumstances we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. We have a dividend reinvestment plan under which our shareholders may elect to reinvest their dividends automatically in common stock. Under the plan, we may elect to purchase common stock in the open market on behalf of shareholders or may issue new common stock to such shareholders.

Under the revolving credit agreement of our Line, in the event of any monetary default, we may not make distributions to shareholders except to the extent necessary to maintain our REIT status.

During the quarter ended December 31, 2023, the Operating Partnership issued 181,885 exchangeable operating partnership units to partially fund the acquisition of an operating property. Such units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid with respect to such issuances.

The following table represents information with respect to purchases by Regency of its common stock by months during the three month period ended December 31, 2023:

Period	Total number of shares purchased (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Average price paid per share	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2023, through October 31, 2023	—	—	$—	$230,000,011
November 1, 2023, through November 30, 2023	—	—	$—	$230,000,011
December 1, 2023, through December 31, 2023	—	—	$—	$230,000,011

(1)
Represents shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.
(2)
Our Board has authorized a two-year common stock repurchase program under which we may purchase, from time to time, up to a maximum of $250 million of our outstanding common stock through open market purchases, and/or in privately negotiated transactions. The timing and price of stock repurchases will be dependent upon market conditions and other factors. Any stock repurchased, if not retired, will be treated as treasury stock. Our stock repurchase program will expire February 7, 2025, unless modified, extended or earlier terminated by the Board.

The performance graph furnished below shows Regency's cumulative total shareholder return relative to the S&P 500 Index, the FTSE Nareit Equity REIT Index, and the FTSE Nareit Equity Shopping Centers index since December 31, 2018. The following performance graph and table do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act of 1933, as amended (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act").

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Regency Centers Corporation	$100.00	111.42	84.78	145.30	125.60	140.38
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
FTSE NAREIT Equity REITs	100.00	126.00	115.92	166.04	125.58	142.83
FTSE NAREIT Equity Shopping Centers	100.00	125.03	90.47	149.32	130.60	146.32

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executing on our Strategy

During the year ended December 31, 2023, we had Net income attributable to common shareholders of $359.5 million as compared to $482.9 million during the year ended December 31, 2022, which included gains on sale of real estate of $109.0 million.

During the year ended December 31, 2023:

•
We completed the acquisition of UBP in an all-stock transaction. As part of the transaction, we acquired over 70 properties, growing our portfolio of high-quality, neighborhood and community shopping centers in premier suburban trade areas that benefit from compelling demographics.
•
Our Pro-rata same property NOI, excluding termination fees, grew 1.7%, primarily attributable to improvements in base rent from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on new and renewal leases.
•
We executed 1,839 new and renewal leasing transactions representing 6.9 million Pro-rata SF with positive rent spreads of 10.0% during 2023, compared to 1,981 leasing transactions representing 7.3 million Pro-rata SF with positive rent spreads of 7.4% in 2022. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At December 31, 2023, our total property portfolio was 95.1% leased while our same property portfolio was 95.7% leased, compared to 94.8% and 95.1%, respectively, at December 31, 2022.

We continued our development and redevelopment of high quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects totaled $468.1 million compared to $300.9 million at December 31, 2022.
•
Development and redevelopment projects completed during 2023 represented $87.4 million of estimated net project costs, with an average stabilized yield of 8.7%.

We maintained liquidity and financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
At December 31, 2023, our Pro-rata net debt-to-operating EBITDAre ratio on a trailing 12 month basis was 5.4x compared to 5.0x at December 31, 2022.
•
On January 8, 2024, Regency priced a public offering of $400 million of senior unsecured debt due in 2034, with a coupon of 5.250% . The Company intends to use the net proceeds of the offering to reduce the outstanding balance on its line of credit and for general corporate purposes, including, but not limited to, the future repayment of outstanding debt. Prior to using any of the net proceeds, we may invest the net proceeds in certificates of deposit, interest-bearing short-term investment grade securities or money-market accounts.
•
We have $250 million of unsecured debt maturing in June 2024, which we intend to pay off by utilizing the proceeds available from the January 2024 offering noted above.
•
We have $148.3 million of secured mortgage maturities during the next 12 months, including mortgages within our real estate partnership, which we intend to refinance or pay-off as they mature.
•
At December 31, 2023, we had $1.1 billion available on the Line. In January 2024, we amended the Line agreement, to, among other items, increase the borrowing capacity to $1.5 billion and to extend the maturity date to March 23, 2028 with the option to extend the maturity for two additional six-month periods.

UBP Acquisition

On August 18, 2023, we completed the acquisition of UBP, which was structured as multiple mergers. Under the terms of the merger agreement, each share of Urstadt Biddle common stock and Urstadt Biddle Class A common stock was converted into 0.347 of a share of common stock of the Parent Company. Additionally, each share of UBP’s 6.25% Series H Cumulative Redeemable Preferred Stock and 5.875% Series K Cumulative Redeemable Preferred Stock was converted into one share of Parent Company Series A preferred stock and Parent Company Series B preferred stock, respectively.

The following table provides the components that make up the total purchase price for the UBP acquisition:

(in thousands, except stock price)	Purchase Price
Shares of common stock issued for acquisition	13,568
Closing stock price on August 17, 2023	$61.03
Value of common stock issued for acquisition	$828,025
Other adjustments	(9,495)
Total value of common stock issued	$818,530
Debt repaid	39,266
Preferred stock converted	225,000
Transaction costs	57,197
Other cash payments	68
Total purchase price	$1,140,061

As part of the acquisition, Regency acquired 74 properties (all categorized as Non-Same Property for 2023 and 2024 reporting purposes) representing 5.3 million square feet of GLA, including 10 properties held through real estate partnerships. The consolidated results of operations of UBP are included in the consolidated financial statements from the closing date, August 18, 2023 through December 31, 2023.

Leasing Activity and Significant Tenants

We believe our high-quality, neighborhood and community shopping centers located in suburban trade areas with compelling demographics create attractive spaces for retail and service providers to operate their businesses.

Pro-rata Percent Leased

The following table summarizes Pro-rata percent leased of our combined consolidated and unconsolidated shopping center portfolio:

	December 31, 2023	December 31, 2022
Percent Leased – All properties	95.1%	94.8%
Anchor Space (spaces ≥ 10,000 SF)	96.7%	96.8%
Shop Space (spaces < 10,000 SF)	92.4%	91.5%

Our percent leased increased primarily due to favorable leasing activity in our Shop Space category during 2023.

Pro-rata Leasing Activity

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our real estate partnerships (totals as a weighted-average PSF):

	Year Ended December 31, 2023
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	41	859	$20.37	$45.96	$5.38
Renewal	110	2,916	18.06	0.39	0.10
Total Anchor Space Leases	151	3,775	$18.58	$10.77	$1.30
Shop Space Leases
New	583	1,179	$38.25	$41.71	$13.28
Renewal	1,105	1,952	37.55	1.73	0.73
Total Shop Space Leases	1,688	3,131	$37.82	$16.79	$5.45
Total Leases	1,839	6,906	$27.30	$13.50	$3.19

	Year Ended December 31, 2022
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	24	632	$15.09	$24.36	$5.32
Renewal	108	3,252	16.36	1.07	0.23
Total Anchor Space Leases	132	3,884	$16.16	$4.86	$1.06
Shop Space Leases
New	562	1,058	$37.55	$36.17	$11.48
Renewal	1,287	2,395	35.94	1.66	0.77
Total Shop Space Leases	1,849	3,453	$36.44	$12.23	$4.05
Total Leases	1,981	7,337	$25.70	$8.33	$2.47

The weighted-average base rent PSF on signed Shop Space leases during 2023 was $37.82 PSF, which is higher than the weighted average annual base rent PSF of all Shop Space leases due to expire during the next 12 months of $34.73 PSF. New and renewal rent spreads, as compared to prior rents on these same spaces leased, were positive at 10.0% for the 12 months ended December 31, 2023, as compared to 7.4% for the 12 months ended December 31, 2022.

Significant Tenants and Concentrations of Risk

We seek to reduce our operating and leasing risks through geographic diversification of our properties, as seen in "Item 2. Properties" of this Report. We seek to avoid dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	December 31, 2023
Anchor	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annual Base Rent (1)
Publix	68	6.4%	3.0%
Albertsons Companies, Inc.	53	4.8%	3.0%
Kroger Co.	52	6.4%	2.7%
Amazon/Whole Foods	38	2.7%	2.6%
TJX Companies, Inc.	70	3.6%	2.6%
(1)
Includes Regency's Pro-rata share of unconsolidated properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

Our management team devotes significant time to researching and monitoring consumer preferences and trends, customer shopping behaviors, changes in delivery methods, shifts to e-commerce, and changing demographics in order to anticipate the challenges and opportunities impacting our industry. We seek to mitigate these potential impacts through maintaining a high quality portfolio, diversifying our tenant mix, replacing less successful tenants with stronger operators, anchoring our centers with market leading grocery stores that drive customer traffic, and investing in suburban trade areas with compelling demographic populations benefiting from high levels of disposal income. The potential for a recession and the severity and duration of any economic downturn could negatively impact our existing tenants and their ability to continue to meet their lease obligations.

Although base rent is derived from long-term lease contracts, tenants that file for bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and significant downtime to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases, we could experience a significant reduction in our revenues. Tenants who are currently in bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 0.5% of our Pro-rata annual base rent which is primarily related to Rite Aid who filed in October 2023.

Results from Operations

Results from operations for the year ended December 31, 2023, include the results of our acquisition of UBP from August 18, 2023.

Comparison of the years ended December 31, 2023 and 2022:

Revenues changed as summarized in the following table:

(in thousands)	2023	2022	Change
Lease income
Base rent	$897,451	821,755	75,696
Recoveries from tenants	311,775	280,658	31,117
Percentage rent	12,963	9,635	3,328
Uncollectible lease income	(549)	13,841	(14,390)
Other lease income	20,685	14,748	5,937
Straight-line rent	10,788	24,272	(13,484)
Above/below market rent and tenant rent inducement amortization, net	30,826	22,543	8,283
Total lease income	$1,283,939	1,187,452	96,487
Other property income	11,573	10,719	854
Management, transaction, and other fees	26,954	25,851	1,103
Total revenues	$1,322,466	1,224,022	98,444

Total lease income increased $96.5 million primarily driven by the following contractually billable components of rent to the tenants per the lease agreements:

•
$75.7 million increase from billable Base rent:
o
$36.5 million increase from acquisition of UBP;
o
$2.8 million increase from rent commencing at development properties;
o
$4.5 million increase from acquisitions of other operating properties in 2023 and 2022; and
o
$32.1 million net increase from same properties, including:
▪
$19.1 million net increase due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases;
▪
$2.1 million increase related to our acquisition and resulting consolidation of four properties previously held in an unconsolidated real estate partnership during 2022; and
▪
$10.8 million increase due to redevelopment projects completing and operating.
•
$31.1 million increase from contractual Recoveries from tenants, which represents the tenants' proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, mainly from the following:
o
$12.7 million increase from acquisition of UBP;
o
$1.3 million increase from rents commencing at development properties and the acquisition of other operating properties in 2022 and 2023; and
o
$16.9 million net increase from same properties primarily due to higher operating costs in the current year.
•
$3.3 million increase in Percentage rent due to increases in tenant sales.
•
$14.4 million decrease primarily driven by the 2022 collections of previously reserve amounts, which have continued to occur in 2023, but to a lesser degree.
•
$5.9 million increase in Other lease income primarily due to an $3.8 million increase in lease termination fees and $2.1 million related to the acquisition of UBP.
•
$13.5 million decrease in Straight-line rent due to higher 2022 levels of reinstating straight-line rents from former cash basis tenants upon returning to accrual basis.
•
$8.3 million increase in Above and below market rent primarily driven by accelerated write offs for early tenant move-outs.

Management, transaction, and other fees increased $1.1 million primarily due to increased debt placement, property management and development fees from our real estate partnerships.

Changes in our operating expenses are summarized in the following table:

(in thousands)	2023	2022	Change
Depreciation and amortization	$352,282	319,697	32,585
Property operating expense	229,209	196,148	33,061
Real estate taxes	165,560	149,795	15,765
General and administrative	97,806	79,903	17,903
Other operating expenses	9,459	6,166	3,293
Total operating expenses	$854,316	751,709	102,607

Depreciation and amortization costs increased $32.6 million, as follows:

•
$24.0 million increase from acquisition of UBP;
•
$5.1 million increase from same properties, primarily driven by redevelopment projects;
•
$3.0 million increase from acquisitions of operating properties; and
•
$0.5 million increase from development properties becoming available for occupancy.

Property operating expense increased $33.1 million, on a net basis, as follows:

•
$8.1 million increase from acquisition of UBP;
•
$1.3 million increase from development properties;
•
$3.2 million increase from higher claims expense in our captive insurance company;
•
$2.2 million related to acquisitions of other operating properties; and
•
$18.3 million increase from same properties primarily attributable to an increase in recoverable common area and tenant related costs.

Real estate taxes increased $15.8 million, on a net basis, mainly due to the following:

•
$8.9 million increase from acquisition of UBP;
•
$2.1 million increase from acquisitions of other operating properties and developments where capitalization ceased and spaces became available for occupancy; and
•
$4.8 million net increase from same properties primarily due to increases in real estate tax assessments across the portfolio.

General and administrative costs increased $17.9 million, on a net basis, mainly due to the following:

•
$10.9 million net increase due to changes in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments, reflected within Net investment income;
•
$1.1 million net increase driven by higher professional fees, business promotion and travel related costs;
•
$8.3 million net increase in compensation costs primarily driven by salary increases, fewer vacant positions and performance-based incentive compensation; partially offset by
•
$2.5 million decrease due to higher development overhead capitalization based on the timing and progress of our development and redevelopment projects.

Other operating expenses increased $3.3 million, primarily due to transition costs related to the acquisition of UBP.

The following table presents the components of Other expense:

(in thousands)	2023	2022	Change
Interest expense, net
Interest on notes payable	$154,647	148,803	5,844
Interest on unsecured credit facilities	6,824	2,058	4,766
Capitalized interest	(5,695)	(4,166)	(1,529)
Hedge expense	438	438	—
Interest income	(1,965)	(947)	(1,018)
Interest expense, net	154,249	146,186	8,063
Gain on sale of real estate, net of tax	(661)	(109,005)	108,344
Early extinguishment of debt	(99)	—	(99)
Net investment (income) loss	(5,665)	6,921	(12,586)
Total other expense (income)	$147,824	44,102	103,722

Interest expense, net increased $8.1 million primarily due to the following:

•
$5.8 million net increase related to loans assumed with the UBP acquisition;
•
$4.8 million increase driven by higher average balances on our unsecured credit facility; partially offset by
•
$2.5 million decrease from higher capitalization of interest due to timing of development spend and higher interest income earned on cash balances.

During 2023, we recognized gains on sale of $0.7 million from three land parcels. During 2022, we recognized gains on sale of $109.0 million from two operating property and five land parcels.

Net investment income increased $12.6 million primarily driven by $11.0 million gains on investments held in the non-qualified deferred compensation plan which have an offsetting expense in General and administrative costs noted above and $1.6 million gains on investments held in our captive insurance company.

Total equity in income of investments in real estate partnerships changed as follows:

(in thousands)	Regency's Ownership	2023	2022	Change
GRI - Regency, LLC ("GRIR")	40.00%	$35,901	35,819	82
Equity One JV Portfolio LLC ("NYC") (1)	30.00%	84	9,173	(9,089)
Columbia Regency Retail Partners, LLC ("Columbia I")	20.00%	1,630	1,817	(187)
Columbia Regency Partners II, LLC ("Columbia II")	20.00%	1,743	1,735	8
Columbia Village District, LLC	30.00%	2,199	1,669	530
RegCal, LLC ("RegCal") (2)	25.00%	2,912	4,499	(1,587)
Other investments in real estate partnerships	11.80% - 66.67%	6,072	5,112	960
Total equity in income of investments in real estate partnerships		$50,541	59,824	(9,283)
(1)
On May 25, 2022, the NYC partnership sold its remaining two properties and distributed sales proceeds to its members. Dissolution will follow final distributions, which are expected in 2024.
(2)
On April 1, 2022, we acquired our partner's 75% share in four properties held in the RegCal partnership for a total purchase price of $88.5 million; therefore, results following the date of acquisition are included in consolidated results. The remaining operating property within RegCal, LLC, was sold in the fourth quarter of 2023.

The $9.3 million decrease, on a net basis, in our equity in income of investments in real estate partnerships is largely attributable to the following changes:

•
$9.1 million decrease within NYC, primarily due to gains on the sale of two operating properties during 2022;
•
$1.6 million decrease within RegCal, primarily due to gain on sale of one operating property during 2022 in comparison to the one sold in 2023; partially offset by
•
$1.0 million increase within Other investments in real estate partnerships, related to increases in lease income at a single property partnership under redevelopment and income generated by new partnerships assumed through the UBP acquisition.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

(in thousands)	2023	2022	Change
Net income	$370,867	488,035	(117,168)
Income attributable to noncontrolling interests	(6,310)	(5,170)	(1,140)
Net income attributable to the Company	364,557	482,865	(118,308)
Preferred stock dividends	(5,057)	—	(5,057)
Net income attributable to common shareholders	$359,500	482,865	(123,365)
Net income attributable to exchangeable operating partnership units	2,008	2,105	(97)
Net income attributable to common unit holders	$361,508	484,970	(123,462)

Comparison of the years ended December 31, 2022 and 2021:

For a comparison of our results from operations for the years ended December 31, 2022 and 2021, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023.

Supplemental Earnings Information

We use certain non-GAAP measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of the operating results. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated real estate partnerships, when read in conjunction with our reported results under GAAP. We believe presenting our Pro-rata share of operating results, along with other non-GAAP measures, may assist in comparing our operating results to other REITs. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP measures to determine how best to provide relevant information to the public, and thus such reported non-GAAP measures could change. See "Defined Terms" in "Item 1. Business" for additional information regarding the definition of and other information regarding the non-GAAP measures we present in this Report.

We do not consider non-GAAP measures as an alternative to financial measures determined in accordance with GAAP, rather they supplement GAAP measures by providing additional information we believe to be useful to our shareholders. The principal limitation of these non-GAAP measures is they may exclude significant expense and income items that are required by GAAP to be recognized in our Consolidated Financial Statements. In addition, they reflect the exercise of management's judgment about which expense and income items are excluded or included in determining these non-GAAP measures. In order to compensate for these limitations, reconciliations of the non-GAAP measures we use to their most directly comparable GAAP measures are provided, including as set forth below. Non-GAAP measures should not be relied upon in evaluating the financial condition, results of operations, or future prospects.

Pro-rata Same Property NOI:

Pro-rata same property NOI, excluding termination fees/expenses, changed from the following major components:

(in thousands)	2023	2022	Change
Real estate revenues:
Base rent	$940,556	908,351	32,205
Recoveries from tenants	328,314	308,930	19,384
Percentage rent	14,531	11,040	3,491
Termination fees	7,833	5,007	2,826
Uncollectible lease income	(361)	14,496	(14,857)
Other lease income	12,450	11,945	505
Other property income	9,229	8,580	649
Total real estate revenue	1,312,552	1,268,349	44,203
Real estate operating expenses:
Operating and maintenance	222,139	202,017	20,122
Real estate taxes	168,825	162,926	5,899
Ground rent	11,992	11,761	231
Total real estate operating expenses	402,956	376,704	26,252
Pro-rata same property NOI	$909,596	891,645	17,951
Less: Termination fees / expense	7,833	5,007	2,826
Pro-rata same property NOI, excluding termination fees / expense	$901,763	886,638	15,125
Pro-rata same property NOI growth, excluding termination fees / expense			1.7%

Real estate revenue increased $44.2 million, on a net basis, as follows:

•
Base rent increased $32.2 million due to rent steps in existing leases, positive rental spreads on new and renewal leases, and increases in occupancy, as well as redevelopment projects completing and operating.
•
Recoveries from tenants increased $19.4 million due to increases in recoverable expenses.
•
Percentage rent increased $3.5 million, due to increases in tenant sales.
•
Termination fees increased $2.8 million driven by two anchor terminations recognized in 2023.
•
Uncollectible lease income decreased $14.9 million primarily driven by the 2022 collection of previously reserved amounts, which have continued to occur in 2023, but to a lesser degree.

Total real estate operating expense increased $26.3 million, on a net basis, as follows:

•
Operating and maintenance increased $20.1 million primary due to increases in common area maintenance and other tenant-recoverable costs.
•
Real estate taxes increased $5.9 million primary due to an increase in real estate tax assessments across the portfolio.

Same Property Roll-forward:

Our same property pool includes the following property count, Pro-rata GLA, and changes therein:

	2023		2022
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	389	41,383	393	41,294
Acquired properties owned for entirety of comparable periods	5	771	—	327
Developments that reached completion by beginning of earliest comparable period presented	—	—	1	72
Disposed properties	(1)	(27)	(5)	(195)
SF adjustments (1)	—	8	—	(115)
Change in intended property use	1	—	—	—
Ending same property count	394	42,135	389	41,383
(1)
SF adjustments arising from re-measurements or redevelopments.

Nareit FFO and Core Operating Earnings:

Our reconciliation of net income attributable to common stock and unit holders to Nareit FFO and to Core Operating Earnings is as follows:

(in thousands, except share information)	2023	2022
Reconciliation of Net income to Nareit FFO
Net income attributable to common shareholders	$359,500	482,865
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	378,400	344,629
Gain on sale of real estate	(3,822)	(121,835)
Exchangeable operating partnership units	2,008	2,105
Nareit FFO attributable to common stock and unit holders	$736,086	707,764
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit Funds From Operations	$736,086	707,764
Adjustments to reconcile to Core Operating Earnings: (1)
Not Comparable Items
Merger transition costs	4,620	—
Early extinguishment of debt	(99)	176
Certain Non Cash Items
Straight-line rent	(11,060)	(11,327)
Uncollectible straight-line rent	(1,174)	(14,155)
Above/below market rent amortization, net	(29,869)	(21,434)
Debt premium/discount amortization	2,352	(184)
Core Operating Earnings	$700,856	660,840
(1)
Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interests.

Reconciliation of Same Property NOI to Nearest GAAP Measure:

Our reconciliation of Net income attributable to common shareholders to Same Property NOI, on a Pro-rata basis, is as follows:

(in thousands)	2023	2022
Net income attributable to common shareholders	$359,500	482,865
Less:
Management, transaction, and other fees	26,954	25,851
Other (1)	46,084	51,090
Plus:
Depreciation and amortization	352,282	319,697
General and administrative	97,806	79,903
Other operating expense	9,459	6,166
Other expense	147,824	44,102
Equity in income of investments in real estate excluded from NOI (2)	46,088	35,824
Net income attributable to noncontrolling interests	6,310	5,170
Preferred stock dividends	5,057	—
Pro-rata NOI	951,288	896,786
Less non-same property NOI (3)	(41,692)	(5,141)
Pro-rata same property NOI	$909,596	891,645
(1)
Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interests.
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

On January 8, 2024, Regency priced a public offering of $400 million of senior unsecured notes due 2034 (the “2024 Notes”) under our existing shelf registration filed with the SEC. The Notes mature on January 15, 2034, and were issued at 99.617% of par value with a coupon of 5.25%. We have $250 million of unsecured debt maturing in June 2024, which we intend to pay off by utilizing the proceeds available from the 2024 Notes. In addition, we have $148.3 million of secured mortgage maturities during the next 12 months, including mortgages within our real estate partnerships, which we intend to refinance or pay-off as they mature. Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next year, although, in the longer term, we can provide no assurances.

In addition to our $85.0 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	December 31, 2023
ATM program (see note 12 to our Consolidated Financial Statements)
Original offering amount	$500,000
Available capacity	$500,000
Line of Credit (see note 9 to our Consolidated Financial Statements)
Total commitment amount(2)	$1,250,000
Available capacity (1)	$1,090,285
Maturity (2)	March 23, 2025
(1)
Net of letters of credit issued against our Line.
(2)
In January 2024, the Company amended its Line, to, among other items, increase the borrowing capacity to $1.5 billion and to extend the maturity date to March, 2028 with the option to extend the maturity for two additional six-month periods.

The declaration of dividends is determined quarterly by our Board of Directors. On February 7, 2024, our Board of Directors:

•
Declared a common stock dividend of $0.67 per share, payable on April 3, 2024, to shareholders of record as of March 13, 2024;
•
Declared a dividend on the Series A Preferred Stock, which will be paid at a rate of $0.390625 per share on April 30, 2024. The dividend will be payable to holders of record of the Series A Preferred Stock as of the close of business on April 15, 2024; and
•
Declared a dividend on the Series B Preferred Stock, which will be paid at a rate of $0.367200 per share on April 30, 2024. The dividend will be payable to holders of record of the Series B Preferred Stock as of the close of business on April 15, 2024.

While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes. We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the years ended December 31, 2023 and 2022, we generated cash flow from operations of $719.6 million and $655.8 million, respectively, and paid $458.8 million in dividends to our common and preferred stock and unit holders, and $430.1 million in dividends to our common stock and unit holders, respectively.

We currently have development and redevelopment projects in various stages of construction, along with a pipeline of potential projects for future development or redevelopment. After funding our common and preferred stock dividend payments in January 2024, we estimate that we will require capital during the next 12 months of approximately $677.8 million related to leasing commissions, tenant improvements, in-process developments and redevelopments, capital contributions to our real estate partnerships, and repaying maturing debt. These capital requirements are being impacted by inflation resulting in increased costs of construction materials, labor, and services from third party contractors and suppliers. Further, continued challenges from permitting delays and labor shortages may extend the time to completion of these projects. In response, we have implemented mitigation strategies such as entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts.

If we start new developments or redevelopments, commit to property acquisitions, repay debt prior to maturity, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

We endeavor to maintain a high percentage of unencumbered assets. As of December 31, 2023, 87.1% of our wholly-owned real estate assets were unencumbered. Our low level of encumbered assets allows us to more readily access the secured and unsecured debt markets and to maintain borrowing capacity on the Line. Our trailing 12 month fixed charge coverage ratio, including our Pro-rata share of our partnerships, was 4.7x and 4.6x for the periods ended December 31, 2023 and 2022, respectively, and our Pro-rata net debt and Preferred Stock-to-operating EBITDAre adjusted ratio on a trailing 12 month basis was 5.4x and 5.0x, respectively, for the same periods. In light of the merger with UBP on August 18, 2023, the adjusted debt metric calculations include legacy Regency results for the trailing 12 months and the annualized contribution from UBP post merger.

Our Line and unsecured debt require that we remain in compliance with various covenants, which are described in note 9 to the Consolidated Financial Statements. The debt assumed in conjunction with the UBP acquisition contain covenants that are consistent with our existing debt covenants. We were in compliance with these covenants at December 31, 2023, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

(in thousands)	2023	2022	Change
Net cash provided by operating activities	$719,591	655,815	63,776
Net cash used in investing activities	(341,978)	(206,108)	(135,870)
Net cash used in financing activities	(355,035)	(475,958)	120,923
Net change in cash, cash equivalents, and restricted cash	22,578	(26,251)	48,829
Total cash, cash equivalents, and restricted cash	$91,354	68,776	22,578

Net cash provided by operating activities:

Net cash provided by operating activities increased $63.8 million due to:

•
$58.7 million increase in cash from operations due to timing of receipts and payments, and
•
$5.1 million increase in operating cash flow distributions from Investments in real estate partnerships.

Net cash used in investing activities:

Net cash used in investing activities changed by $135.9 million as follows:

(in thousands)	2023	2022	Change
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $0, $3,061 and $2,991 in 2023, 2022 and 2021, respectively	$(45,386)	(169,639)	124,253
Acquisition of UBP, net of cash acquired of $14,143	(82,389)	—	(82,389)
Real estate development and capital improvements	(232,855)	(195,418)	(37,437)
Proceeds from sale of real estate	11,167	143,133	(131,966)
Issuance of notes receivable	(4,000)	—	(4,000)
Collection of notes receivable	4,000	1,823	2,177
Investments in real estate partnerships	(13,119)	(36,266)	23,147
Return of capital from investments in real estate partnerships	11,308	48,473	(37,165)
Dividends on investment securities	1,283	1,113	170
Acquisition of investment securities	(7,990)	(21,112)	13,122
Proceeds from sale of investment securities	16,003	21,785	(5,782)
Net cash used in investing activities	$(341,978)	(206,108)	(135,870)

Significant changes in investing activities include:

•
We paid $45.4 million in 2023 to purchase two operating properties. In 2022, we paid $169.6 million to purchase seven operating properties, including four properties in which we previously held a 25% interest through an unconsolidated Investment in real estate partnership.
•
We invested $82.4 million, net of $14.1 million in cash acquired for the acquisition of UBP, including $39.3 million for UBP debt repaid at closing, and $57.2 million in direct transaction and other costs.
•
We invested $37.4 million more in 2023 than 2022 in real estate development, redevelopment, and capital improvements, as further detailed in the tables below.
•
We sold five land parcels, and one development project interest in 2023 for proceeds of $11.2 million compared to two operating properties, four land parcels, and one development project interest in 2022 for proceeds of $143.1 million.
•
We issued and collected $4.0 million in notes receivable during 2023, and collected $1.8 million during 2022.
•
We invested $13.1 million in our real estate partnerships during 2023, including:
o
$2.8 million to fund our share of acquiring one operating property within an existing real estate partnership, and
o
$10.3 million to fund our share of development and redevelopment activities
•
During the same period in 2022, we invested $36.3 million in our real estate partnerships, including:
o
$6.1 million to fund our share of acquiring one operating property within an existing real estate partnership
o
$20.2 million to fund our share of secured debt maturities, and
o
$10.0 million to fund our share of development and redevelopment activities.

•
Return of capital from our unconsolidated investments in real estate partnerships includes sales or financing proceeds:
o
During 2023, we received $11.3 million, including $3.6 million from our share of debt refinancing activities and $7.7 million from our share of proceeds from real estate sales.
o
During 2022, we received $48.5 million, including $11.6 million from our share of debt refinancing activities and $36.9 million from our share of proceeds from real estate sales.
•
Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan.

We plan to continue developing and redeveloping shopping centers for long-term investment. During 2023, we deployed capital of $232.9 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

(in thousands)	2023	2022	Change
Capital expenditures:
Land acquisitions	$2,580	12,484	(9,904)
Building and tenant improvements	92,609	75,420	17,189
Redevelopment costs	88,426	68,730	19,696
Development costs	34,981	27,861	7,120
Capitalized interest	5,505	4,133	1,372
Capitalized direct compensation	8,754	6,790	1,964
Real estate development and capital improvements	$232,855	195,418	37,437
•
We paid $2.6 million to acquire one land parcel for development in 2023, and paid $12.5 million to acquire one land parcel for development and one land parcel formerly under ground lease at one of our existing centers in 2022.
•
Building and tenant improvements increased $17.2 million during 2023, primarily related to the timing of capital projects.
•
Redevelopment costs are $19.7 million higher in 2023 due to the timing and magnitude of projects currently in process. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovation, new out-parcel building construction, and redevelopment related tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan. The timing and duration of these projects could also result in volatility in NOI. See the tables below for more details about our redevelopment projects.
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

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					December 31, 2023
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated / Actual Net Development Costs (2) (3)	GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred

Developments In-Process
Glenwood Green	Metro NYC	70%	Q1-22	2025	46,172	247	187	81%
Baybrook East - Phase 1B(4)	Houston, TX	50%	Q2-22	2025	10,384	78	133	77%
Sienna - Phase 1	Houston, TX	75%	Q2-23	2027	9,409	23	409	26%
The Shops at SunVet	Long Island, NY	100%	Q2-23	2027	86,872	167	520	36%
Total Developments In-Process					$152,837	515	$297	51%
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA are reported based on Regency’s ownership interest in the real estate partnership at completion.
(4)
Estimated Net Development Costs for Baybrook East - Phase 1B is limited to our ownership interest in the value of land and site improvements to deliver a parcel to a grocer, under a ground lease agreement, to construct their building and improvements. This property is included in our Investments in real estate partnerships.

The following table summarizes our redevelopment projects in-process and completed:

(in thousands)					December 31, 2023
Property Name	Market	Ownership	Start Date	Estimated Stabilization Year (1)	Estimated Incremental Project Costs (2) (3)	GLA (3)	% of Costs Incurred

Redevelopments In-Process
The Abbot	Boston, MA	100%	Q2-19	2025	$58,973	64	95%
Westbard Square Phase I	Bethesda, MD	100%	Q2-21	2025	37,000	126	74%
Buckhead Landing	Atlanta, GA	100%	Q2-22	2025	30,859	152	37%
Bloom on Third (fka Town and Country Center)	Los Angeles, CA	35%	Q4-22	2027	24,525	51	24%
Mandarin Landing	Jacksonville, FL	100%	Q2-23	2025	16,422	140	22%
Serramonte Center - Phase 3	San Francisco, CA	100%	Q2-23	2025	36,989	1,072	13%
Circle Marina Center	Los Angeles, CA	100%	Q3-23	2025	14,986	118	10%
Avenida Biscayne	Miami, FL	100%	Q4-23	2026	22,743	29	12%
Cambridge Square	Atlanta, GA	100%	Q4-23	2026	15,002	73	3%
Various Redevelopments	Various	20% - 100%	Various	Various	57,762	1,368	40%
Total Redevelopments In-Process					$315,261	3,193	43%

Redevelopments Completed
The Crossing Clarendon	Metro DC	100%	Q4-18	2024	$55,679	129
Various Properties	Various	20% - 100%	Various	Various	32,345	1,648
Total Redevelopments Completed					$88,024	1,777
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA are reported based on Regency’s ownership interest in the real estate partnership at completion.

Net cash used in financing activities:

Net cash flows used in financing activities changed during 2023, as follows:

(in thousands)	2023	2022	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$(33)	61,284	(61,317)
Repurchase of common shares in conjunction with equity award plans	(7,662)	(6,447)	(1,215)
Common shares repurchased through share repurchase program	(20,006)	(75,419)	55,413
Proceeds from sale of treasury stock, net	103	64	39
Contributions from (Distributions to) limited partners in consolidated partnerships, net	2,425	(7,245)	9,670
Dividend payments and operating partnership distributions	(458,846)	(430,143)	(28,703)
Redemption of exchangeable operating partnership units	(9,163)	—	(9,163)
Proceeds from unsecured credit facilities, net	152,000	—	152,000
Proceeds from debt issuance	59,500	—	59,500
Debt repayment, including early redemption costs	(72,827)	(17,964)	(54,863)
Payment of loan costs	(526)	(88)	(438)
Net cash used in financing activities	$(355,035)	(475,958)	120,923

Significant financing activities during the years ended December 31, 2023 and 2022 included the following:

•
We received proceeds of $61.3 million, net of issue costs, in April 2022 upon settling forward equity sales under our ATM program.
•
We repurchased for cash a portion of the common stock granted to employees for stock-based compensation to satisfy employee tax withholding requirements, which totaled $7.7 million and $6.4 million during the years ended December 31, 2023 and 2022, respectively.

•
We paid $20.0 million to repurchase 349,519 shares of our common stock through our Repurchase Program during 2023, and $75.4 million during the same period in 2022 to repurchase 1,294,201 shares of our common stock through our Repurchase Program.
•
We received $2.4 million net from limited partners, including $10.2 million of contributions for their share of debt repayments and development funding, partially offset by $7.8 million in operating distributions during 2023. During 2022, we paid $7.2 million, net to limited partners, including $15.0 million in distributions for both operating cash flows as well as a partner buyout, partially offset by $7.8 million of contributions from limited partners in new consolidated Investments in real estate partnerships.
•
We paid $28.7 million more in dividends as a result of an increase in our dividend rate per share and the number of shares of our common stock outstanding, as well as preferred dividends commencing in 2023 as a result of the UBP acquisition.
•
We paid $9.2 million in 2023 for the redemption of exchangeable operating partnership units.
•
We received net proceeds of $152.0 million from our unsecured credit facilities to fund direct transaction costs related to the UBP acquisition.
•
We had the following debt related activity during 2023:
o
We received $59.5 million in proceeds from a mortgage refinancing,
o
We paid $72.8 million for debt repayments, including:
▪
$11.2 million in principal mortgage payments, and
▪
$61.6 million for a combination of repaying or refinancing six mortgage loans at maturity.
•
We had the following debt related activity during 2022:
o
We paid $18.0 million for secured debt payments, including:
▪
$6.8 million to repay one mortgage, and
▪
$11.2 million in principal mortgage payments.

Contractual Obligations

We have contractual obligations at December 31, 2023, which are discussed in our notes to Consolidated Financial Statements and include:

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
•
Letters of credit of $8.5 million issued to cover our captive insurance program and performance obligations on certain development projects, the latter of which will be satisfied upon completion of the development projects;
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

Critical Accounting Estimates

Knowledge about our significant accounting policies is necessary for a complete understanding of our Consolidated Financial Statements. The preparation of our Consolidated Financial Statements requires that we make certain estimates, judgments, and assumptions that impact the balance of assets and liabilities as of the financial statement date and the reported amount of income and expenses during the financial reporting period. These accounting estimates, judgments and assumptions are based upon, but not limited to historical experience, current trends, expected future results, current market conditions, and interpretation of industry accounting standards. While the following is not intended to be a comprehensive list of our accounting estimates, the estimates discussed below are believed to be critical because of their significance to the Consolidated Financial Statements and the possibility that future events may differ from those judgments, or that the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to ensure reasonableness; however, the amounts we may ultimately realize could differ from such estimates.

Valuation of Real Estate Investments Acquired from Urstadt Biddle Properties, Inc.

We generally account for an acquisition of a single real estate property or portfolio of real estate properties as an asset acquisition. We measure the real estate assets acquired based on their total cost of the acquisition and the total cost is allocated to the real estate properties acquired and related lease intangibles on a relative fair value basis. The fair value of the real estate properties acquired is based on a valuation utilizing an income approach methodology, primarily by applying a market-specific capitalization rate to the estimated stabilized net operating income of the individual real estate properties. The fair value of land acquired is generally based on a valuation utilizing a market approach methodology that identifies comparable land sales.

Key assumptions may include stabilized net operating income and capitalization rates. Stabilized net operating income is based on several factors including property operating history, market rents, location, property conditions, amenities, local demographics, economic trends, and size of the property. We determine capitalization rates by market based on recent transactions and other market data and adjust, if necessary, based on the property characteristics. The fair value of land is generally based on relevant market data, such as a comparison of the subject site to similar parcels that have recently been sold or are currently being offered on the market for sale. The use of different assumptions, judgments and estimates to value the acquired properties and allocate the most significant portion of the purchase price among the land, buildings and improvements and identified intangible assets and liabilities could affect the depreciation and amortization expense we recognize over the estimated remaining useful life.

Impairment of Real Estate Investments

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

Recent Accounting Pronouncements

See note 1 to Consolidated Financial Statements.

Environmental Matters

We are subject to numerous environmental laws and regulations, which primarily pertain to chemicals historically used by certain current and former dry cleaning and gas station tenants and the existence of asbestos in older shopping centers. We believe that the relatively few tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. Generally, we endeavor to require tenants to remove dry cleaning plants from our shopping centers or convert them to more environmentally friendly systems, in accordance with the terms of our leases. We carry an environmental insurance policy for certain third-party liabilities and, in certain circumstances, remediation costs on shopping centers for currently unknown contamination. We have also secured environmental insurance policies, where appropriate, on a relatively small number of specific properties with known contamination, in order to mitigate our environmental risk. We monitor the shopping centers containing environmental issues and in certain cases voluntarily remediate the sites. We also have legal obligations to remediate certain sites and we are in the process of doing so.

As of December 31, 2023, we had accrued liabilities of $19.4 million for our Pro-rata share of environmental remediation, including our Investments in real estate partnerships. We believe that the ultimate remediation of currently known environmental matters will not have a material effect on our financial position, cash flows, or results of operations. We can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two significant components of interest rate risk:

•
Under the Line, as further described in note 9 to the Consolidated Financial Statements, we have a variable interest rate that, as of December 31, 2023, was based upon an annual rate of SOFR plus a 0.10% market adjustment ("Adjusted SOFR") plus 0.865%. SOFR rates charged on our Line change monthly, and the applicable margin on the Line was dependent upon maintaining specific credit ratings. If our credit ratings were downgraded, the applicable margin on the Line would increase, resulting in higher interest costs. As of December 31, 2023 the interest rate plus applicable margin based on our credit rating ranged from Adjusted SOFR plus 0.690% to Adjusted SOFR plus 1.540%. Effective January 18, 2024, upon the Sixth Amendment to the Line, the applicable margin on the Line is dependent upon maintaining certain compliance ratios and credit ratings stipulated in the credit agreement, and the interest rate plus applicable margin based on our credit rating ranges from Adjusted SOFR plus 0.640% to Adjusted SOFR plus 1.390%.
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

We continuously monitor the capital markets and evaluate our ability to issue new debt, to repay maturing debt, or to fund our commitments. We continue to believe, in light of our credit ratings, the available capacity under our unsecured credit facility, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we will be able to successfully issue new secured or unsecured debt to fund maturing debt obligations. It is uncertain the degree to which capital market volatility and rising interest rates will adversely impact the interest rates on any new debt that we may issue.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of December 31, 2023. For variable rate mortgages and unsecured credit facilities for which we have interest rate swaps in place to fix the interest rate, they are included in the Fixed rate debt section below at their all-in fixed rate. The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of December 31, 2023, and are subject to change on a monthly basis. In addition, we continually assess the market risk for floating rate debt and believe that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $1,557,500 per year based on $155.8 million of floating rate mortgage debt and floating rate line of credit balances outstanding at December 31, 2023. If we increase our line of credit balance in the future, additional decreases to future earnings and cash flows could occur.

Further, the table below incorporates only those exposures that exist as of December 31, 2023, and does not consider exposures or positions that could arise after that date or obligations repaid before maturity. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

The table below presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding at each year-end, and fair value of total debt as of December 31, 2023.

(dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed rate debt (1)	$395,978	309,882	359,273	756,170	343,580	1,864,200	4,029,083	3,759,418
Average interest rate for all fixed rate debt (2)	3.86%	3.88%	3.88%	3.87%	3.94%	3.86%
Variable rate SOFR debt (1)	$—	155,750	—	—	—	—	155,750	155,734
Average interest rate for all variable rate debt (2)	5.89%	5.89%	—%	—%	—%	—%
(1)
Reflects amount of debt maturities during each of the years presented as of December 31, 2023.
(2)
Reflects weighted average interest rates of debt outstanding at the end of each year presented. For variable rate debt, the rate as of December 31, 2023, was used to determine the average interest rate for all future periods.

Item 8. Consolidated Financial Statements and Supplementary Data

Regency Centers Corporation and Regency Centers, L.P.

All other schedules are omitted because of the absence of conditions under which they are required, materiality or because information required therein is shown in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Regency Centers Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of expected hold periods for certain real estate assets

As discussed in Note 1 to the consolidated financial statements and presented on the consolidated balance sheet, real estate assets, less accumulated depreciation was $10.8 billion as of December 31, 2023. The Company evaluates real estate properties (including any related amortizable intangible assets or liabilities) for impairment whenever there are events or changes in circumstances that indicate the carrying value of the real estate properties may not be recoverable.

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

Acquisition of Urstadt Biddle Properties, Inc.

As discussed in Note 1 and 2 to the consolidated financial statements, the Company acquired Urstadt Biddle Properties, Inc. (UBP) for $1.1 billion on August 18, 2023, and the acquisition was accounted for as an asset acquisition. In asset acquisitions, the Company measures the real estate assets acquired based on their total cost of the acquisition and the total cost is allocated to the real estate properties acquired and related lease intangibles on a relative fair value basis. The fair value of the real estate properties acquired is based on a valuation utilizing an income approach methodology, primarily by applying a market-specific capitalization rate to the estimated stabilized net operating income of the individual real estate properties. The fair value of land acquired is generally based on a valuation utilizing a market approach methodology that identifies comparable land sales.

We identified the evaluation of the fair value measurement of certain real estate properties acquired, including the fair value measurement of certain land acquired, in the UBP acquisition as a critical audit matter. Specifically, subjective auditor judgment and specialized skills and knowledge were required to evaluate the capitalization rates used to measure the fair value of certain real estate properties acquired and to assess the comparable land sales used to measure the fair value of certain land acquired.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s fair value measurement process for the real estate properties acquired. This included controls over the capitalization rates used to measure the fair value of certain real estate properties acquired and the comparable land sales used to measure the fair value of certain land acquired. For certain real estate properties and land acquired we involved valuation professionals with specialized skills and knowledge, who assisted in:

•
comparing the Company’s capitalization rate assumptions used in the measurement of the fair value of real estate properties acquired to available comparable market information and industry research publications.
•
evaluating the identified comparable land sales used in the measurement of the fair value of land acquired by comparing to available market information related to land sales.

/s/ KPMG LLP

We have served as the Company's auditor since 1993.

Jacksonville, Florida

February 16, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Regency Centers Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Regency Centers Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 16, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

February 16, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Regency Centers Corporation

and the Partners of Regency Centers, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries (the Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2024 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Evaluation of expected hold periods for certain real estate assets

As discussed in Note 1 to the consolidated financial statements and presented on the consolidated balance sheet, real estate assets, less accumulated depreciation was $10.8 billion as of December 31, 2023. The Partnership evaluates real estate properties (including any related amortizable intangible assets or liabilities) for impairment whenever there are events or changes in circumstances that indicate the carrying value of the real estate properties may not be recoverable.

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

Acquisition of Urstadt Biddle Properties, Inc.

As discussed in Note 1 and 2 to the consolidated financial statements, the Partnership acquired Urstadt Biddle Properties, Inc. (UBP) for $1.1 billion on August 18, 2023, and the acquisition was accounted for as an asset acquisition. In asset acquisitions, the Partnership measures the real estate assets acquired based on their total cost of the acquisition and the total cost is allocated to the real estate properties acquired and related lease intangibles on a relative fair value basis. The fair value of the real estate properties acquired is based on a valuation utilizing an income approach methodology, primarily by applying a market-specific capitalization rate to the estimated stabilized net operating income of the individual real estate properties. The fair value of land acquired is generally based on a valuation utilizing a market approach methodology that identifies comparable land sales.

We identified the evaluation of the fair value measurement of certain real estate properties acquired, including the fair value measurement of certain land acquired, in the UBP acquisition as a critical audit matter. Specifically, subjective auditor judgment and specialized skills and knowledge were required to evaluate the capitalization rates used to measure the fair value of certain real estate properties acquired and to assess the comparable land sales used to measure the fair value of certain land acquired.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Partnership's fair value measurement process for the real estate properties acquired. This included controls over the capitalization rates used to measure the fair value of certain real estate properties acquired and the comparable land sales used to measure the fair value of certain land acquired. For certain real estate properties and land acquired we involved valuation professionals with specialized skills and knowledge, who assisted in:

•
comparing the Partnership's capitalization rate assumptions used in the measurement of the fair value of real estate properties acquired to available comparable market information and industry research publications.
•
evaluating the identified comparable land sales used in the measurement of the fair value of land acquired by comparing to available market information related to land sales.

/s/ KPMG LLP

We have served as the Partnership's auditor since 1998.

Jacksonville, Florida

February 16, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Regency Centers Corporation

and the Partners of Regency Centers, L.P.:

Opinion on Internal Control Over Financial Reporting

We have audited Regency Centers, L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 16, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Jacksonville, Florida

February 16, 2024

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

December 31, 2023 and 2022

(in thousands, except share data)

	2023	2022
Assets
Net real estate investments:
Real estate assets, at cost (note 1)	$13,454,391	11,858,064
Less: accumulated depreciation	2,691,386	2,415,860
Real estate assets, net	10,763,005	9,442,204
Investments in sales-type lease, net	8,705	—
Investments in real estate partnerships (note 4)	370,605	350,377
Net real estate investments	11,142,315	9,792,581
Properties held for sale	18,878	—
Cash, cash equivalents, and restricted cash, including $6,383 and $2,310 of restricted cash at December 31, 2023 and 2022, respectively (note 1)	91,354	68,776
Tenant and other receivables (note 1)	206,162	188,863
Deferred leasing costs, less accumulated amortization of $124,107 and $117,137 at December 31, 2023 and 2022, respectively	73,398	68,945
Acquired lease intangible assets, less accumulated amortization of $364,413 and $338,053 at December 31, 2023 and 2022, respectively (note 6)	283,375	197,745
Right of use assets, net	328,002	275,513
Other assets (note 5)	283,429	267,797
Total assets	$12,426,913	10,860,220
Liabilities and Equity
Liabilities:
Notes payable, net (note 9)	$4,001,949	3,726,754
Unsecured credit facility (note 9)	152,000	—
Accounts payable and other liabilities	358,612	317,259
Acquired lease intangible liabilities, less accumulated amortization of $211,067 and $193,315 at December 31, 2023 and 2022, respectively (note 6)	398,302	354,204
Lease liabilities	246,063	213,722
Tenants’ security, escrow deposits and prepaid rent	78,052	70,242
Total liabilities	5,234,978	4,682,181
Equity:
Shareholders’ equity (note 12):
Preferred stock $0.01 par value per share, 30,000,000 shares authorized; 9,000,000 shares issued, in the aggregate, in Series A and Series B at December 31, 2023 with liquidation preferences of $25 per share and no shares authorized or issued at December 31, 2022	225,000	—
Common stock $0.01 par value per share, 220,000,000 shares authorized; 184,581,070 and 171,124,593 shares issued at December 31, 2023 and 2022, respectively	1,846	1,711
Treasury stock at cost, 448,140 and 465,415 shares held at December 31, 2023 and 2022, respectively	(25,488)	(24,461)
Additional paid-in-capital	8,704,240	7,877,152
Accumulated other comprehensive (loss) income	(1,308)	7,560
Distributions in excess of net income	(1,871,603)	(1,764,977)
Total shareholders’ equity	7,032,687	6,096,985
Noncontrolling interests (note 12):
Exchangeable operating partnership units, aggregate redemption value of $74,199 and $46,340 at December 31, 2023 and 2022, respectively	42,195	34,489
Limited partners’ interests in consolidated partnerships (note 1)	117,053	46,565
Total noncontrolling interests	159,248	81,054
Total equity	7,191,935	6,178,039
Total liabilities and equity	$12,426,913	10,860,220

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the years ended December 31, 2023, 2022, and 2021

(in thousands, except per share data)

	2023	2022	2021
Revenues:
Lease income	$1,283,939	1,187,452	1,113,368
Other property income	11,573	10,719	12,456
Management, transaction, and other fees	26,954	25,851	40,337
Total revenues	1,322,466	1,224,022	1,166,161
Operating expenses:
Depreciation and amortization	352,282	319,697	303,331
Property operating expense	229,209	196,148	184,553
Real estate taxes	165,560	149,795	142,129
General and administrative	97,806	79,903	78,218
Other operating expenses	9,459	6,166	5,751
Total operating expenses	854,316	751,709	713,982
Other expense (income):
Interest expense, net	154,249	146,186	145,170
Provision for impairment of real estate	—	—	84,389
Gain on sale of real estate, net of tax	(661)	(109,005)	(91,119)
Early extinguishment of debt	(99)	—	—
Net investment (income) loss	(5,665)	6,921	(5,463)
Total other expense	147,824	44,102	132,977
Income from operations before equity in income of investments in real estate partnerships	320,326	428,211	319,202
Equity in income of investments in real estate partnerships (note 4)	50,541	59,824	47,086
Net income	370,867	488,035	366,288
Noncontrolling interests:
Exchangeable operating partnership units	(2,008)	(2,105)	(1,615)
Limited partners’ interests in consolidated partnerships	(4,302)	(3,065)	(3,262)
Income attributable to noncontrolling interests	(6,310)	(5,170)	(4,877)
Net income attributable to the Company	364,557	482,865	361,411
Preferred stock dividends	(5,057)	—	—
Net income attributable to common shareholders	$359,500	482,865	361,411
Income per common share - basic (note 15)	$2.04	2.82	2.12
Income per common share - diluted (note 15)	$2.04	2.81	2.12

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2023, 2022, and 2021

(in thousands)

	2023	2022	2021
Net income	$370,867	488,035	366,288
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(2,448)	20,061	5,391
Reclassification adjustment of derivative instruments included in net income	(7,536)	833	4,141
Unrealized gain (loss) on available-for-sale debt securities	337	(1,309)	(405)
Other comprehensive (loss) income	(9,647)	19,585	9,127
Comprehensive income	361,220	507,620	375,415
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	6,310	5,170	4,877
Other comprehensive (loss) income attributable to noncontrolling interests	(779)	1,798	729
Comprehensive income attributable to noncontrolling interests	5,531	6,968	5,606
Comprehensive income attributable to the Company	$355,689	500,652	369,809

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the years ended December 31, 2023, 2022, and 2021

(in thousands, except per share data)

	Shareholders' Equity							Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Shareholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$—	1,697	(24,436)	7,792,082	(18,625)	(1,765,806)	5,984,912	35,727	37,508	73,235	6,058,147
Net income	—	—	—	—	—	361,411	361,411	1,615	3,262	4,877	366,288
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	4,603	—	4,603	23	360	383	4,986
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	3,795	—	3,795	17	329	346	4,141
Deferred compensation plan, net	—	—	1,678	(1,603)	—	—	75	—	—	—	75
Restricted stock issued, net of amortization	—	2	—	12,650	—	—	12,652	—	—	—	12,652
Common stock repurchased for taxes withheld for stock-based compensation, net	—	—	—	(3,553)	—	—	(3,553)	—	—	—	(3,553)
Common stock issued under dividend reinvestment plan	—	—	—	1,286	—	—	1,286	—	—	—	1,286
Common stock issued for partnership units exchanged	—	—	—	99	—	—	99	(99)	—	(99)	—
Common stock issued, net of issuance costs	—	13	—	82,497	—	—	82,510	—	—	—	82,510
Distributions to partners	—	—	—	—	—	—	—	—	(4,345)	(4,345)	(4,345)
Cash dividends declared:
Common stock/unit ($2.410 per share)	—	—	—	—	—	(410,419)	(410,419)	(1,836)	—	(1,836)	(412,255)
Balance at December 31, 2021	$—	1,712	(22,758)	7,883,458	(10,227)	(1,814,814)	6,037,371	35,447	37,114	72,561	6,109,932
Net income	—	—	—	—	—	482,865	482,865	2,105	3,065	5,170	488,035
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	17,008	—	17,008	80	1,664	1,744	18,752
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	779	—	779	5	49	54	833
Deferred compensation plan, net	—	—	(1,703)	1,702	—	—	(1)	—	—	—	(1)
Restricted stock issued, net of amortization	—	2	—	16,665	—	—	16,667	—	—	—	16,667
Common stock repurchased for taxes withheld for stock-based compensation, net	—	—	—	(5,858)	—	—	(5,858)	—	—	—	(5,858)
Common stock repurchased and retired	—	(13)	—	(75,406)	—	—	(75,419)	—	—	—	(75,419)
Common stock issued under dividend reinvestment plan	—	—	—	524	—	—	524	—	—	—	524
Common stock issued for partnership units exchanged	—	—	—	1,275	—	—	1,275	(1,275)	—	(1,275)	—
Common stock issued, net of issuance costs	—	10	—	61,274	—	—	61,284	—	—	—	61,284
Reallocation of noncontrolling interests, net of transaction costs	—	—	—	(6,482)	—	—	(6,482)	—	6,266	6,266	(216)
Contributions from partners	—	—	—	—	—	—	—	—	13,223	13,223	13,223
Distributions to partners	—	—	—	—	—	—	—	—	(14,816)	(14,816)	(14,816)
Cash dividends declared:							—			—	—
Common stock/unit ($2.525 per share)	—	—	—	—	—	(433,028)	(433,028)	(1,873)	—	(1,873)	(434,901)
Balance at December 31, 2022	$—	$1,711	(24,461)	7,877,152	7,560	(1,764,977)	6,096,985	34,489	46,565	81,054	6,178,039

	Shareholders' Equity							Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Shareholders’ Equity	Exchangeable Operating Partnership Units	Limited Partners’ Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	1,711	(24,461)	7,877,152	7,560	(1,764,977)	6,096,985	34,489	46,565	81,054	6,178,039
Net income	—	—	—	—	—	364,557	364,557	2,008	4,302	6,310	370,867
Other comprehensive loss
Other comprehensive income before reclassification	—	—	—	—	(2,063)	—	(2,063)	(9)	(39)	(48)	(2,111)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	(6,805)	—	(6,805)	(39)	(692)	(731)	(7,536)
Adjustment for noncontrolling interests in the Operating Partnership	—	—	—	13,518	—	—	13,518	(13,518)	—	(13,518)	—
Deferred compensation plan, net	—	—	(1,027)	1,027	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	20,439	—	—	20,441	—	—	—	20,441
Common stock repurchased for taxes withheld for stock-based compensation, net	—	—	—	(7,074)	—	—	(7,074)	—	—	—	(7,074)
Common stock repurchased and retired	—	(3)	—	(20,003)	—	—	(20,006)	—	—	—	(20,006)
Repurchase of exchangeable operating partnership units	—	—	—	—	—	—	—	(9,163)	—	(9,163)	(9,163)
Common stock issued under dividend reinvestment plan	—	—	—	622	—	—	622	—	—	—	622
Common stock issued for partnership units exchanged	—	—	—	198	—	—	198	(198)	—	(198)	—
Common stock issued, net of issuance costs	—	136	—	818,361	—	—	818,497	—	—	—	818,497
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	—	31,253	—	31,253	31,253
Issuance of preferred stock	225,000	—	—	—	—	—	225,000	—	—	—	225,000
Contributions from partners	—	—	—	—	—	—	—	—	74,730	74,730	74,730
Distributions to partners	—	—	—	—	—	—	—	—	(7,813)	(7,813)	(7,813)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(5,057)	(5,057)	—	—	—	(5,057)
Common stock/unit ($2.620 per share)	—	—	—	—	—	(466,126)	(466,126)	(2,628)	—	(2,628)	(468,754)
Balance at December 31, 2023	$225,000	1,846	(25,488)	8,704,240	(1,308)	(1,871,603)	7,032,687	42,195	117,053	159,248	7,191,935

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2023, 2022, and 2021

(in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$370,867	488,035	366,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	352,282	319,697	303,331
Amortization of deferred loan costs and debt premiums	8,252	5,799	6,003
Accretion of above and below market lease intangibles, net	(29,130)	(20,995)	(22,936)
Stock-based compensation, net of capitalization	20,075	16,521	12,515
Equity in income of investments in real estate partnerships	(50,541)	(59,824)	(47,086)
Gain on sale of real estate, net of tax	(661)	(109,005)	(91,119)
Provision for impairment of real estate, net of tax	—	—	84,389
Early extinguishment of debt	(99)	—	—
Distribution of earnings from investments in real estate partnerships	66,531	61,416	71,934
Settlement of derivative instruments	—	—	(2,472)
Deferred compensation expense (income)	4,782	(6,128)	4,572
Realized and unrealized (gain) loss on investments	(5,571)	7,040	(5,348)
Changes in assets and liabilities:
Tenant and other receivables	(13,904)	(35,274)	(24,869)
Deferred leasing costs	(11,156)	(10,801)	(6,966)
Other assets	3,028	1,292	(1,226)
Accounts payable and other liabilities	5,152	(9,088)	6,677
Tenants’ security, escrow deposits and prepaid rent	(316)	7,130	5,701
Net cash provided by operating activities	719,591	655,815	659,388
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $0, $3,061 and $2,991 in 2023, 2022 and 2021, respectively	(45,386)	(169,639)	(392,051)
Acquisition of UBP, net of cash acquired of $14,143	(82,389)	—	—
Real estate development and capital improvements	(232,855)	(195,418)	(177,631)
Proceeds from sale of real estate	11,167	143,133	206,193
Issuance of notes receivable	(4,000)	—	(20)
Collection of notes receivable	4,000	1,823	—
Investments in real estate partnerships	(13,119)	(36,266)	(23,476)
Return of capital from investments in real estate partnerships	11,308	48,473	99,945
Dividends on investment securities	1,283	1,113	813
Acquisition of investment securities	(7,990)	(21,112)	(23,971)
Proceeds from sale of investment securities	16,003	21,785	23,846
Net cash used in investing activities	(341,978)	(206,108)	(286,352)
Cash flows from financing activities:
Net proceeds from common stock issuance	(33)	61,284	82,510
Repurchase of common shares in conjunction with equity award plans	(7,662)	(6,447)	(4,083)
Common shares repurchased through share repurchase program	(20,006)	(75,419)	—
Proceeds from sale of treasury stock	103	64	96
Contributions from limited partners in consolidated partnerships	10,238	—	—
Distributions to limited partners in consolidated partnerships	(7,813)	(7,245)	(4,345)
Distributions to exchangeable operating partnership unit holders	(2,368)	(1,867)	(1,815)
Redemption of exchangeable operating partnership units	(9,163)	—	—
Dividends paid to common shareholders	(453,065)	(428,276)	(403,085)
Dividends paid to preferred shareholders	(3,413)	—	—
Proceeds from unsecured credit facilities	557,000	95,000	—
Repayment of unsecured credit facilities	(405,000)	(95,000)	(265,000)
Proceeds from notes payable	59,500	—	—
Repayment of notes payable	(61,592)	(6,745)	(42,014)
Scheduled principal payments	(11,235)	(11,219)	(11,255)
Payment of loan costs	(526)	(88)	(7,468)
Net cash used in financing activities	(355,035)	(475,958)	(656,459)
Net change in cash, cash equivalents, and restricted cash	22,578	(26,251)	(283,423)
Cash, cash equivalents, and restricted cash at beginning of the year	68,776	95,027	378,450
Cash, cash equivalents, and restricted cash at end of the year	$91,354	68,776	95,027

	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $5,695, $4,166, and $4,202 in 2023, 2022, and 2021, respectively)	$147,176	141,359	140,084
Cash paid for income taxes, net of refunds	$933	570	378
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$126,683	111,709	107,480
Previously held equity investments in real estate assets acquired	$—	17,179	(4,609)
Mortgage loans assumed by Company with the acquisition of real estate	$98	22,779	111,104
Right of use assets obtained in exchange for new operating lease liabilities	$36,577	—	—
Sale of leased asset in exchange for net investment in sales-type lease	$8,510	—	—
UBP Acquisition:
Notes payable assumed in acquisition, at fair value	$284,706	—	—
Noncontrolling interest assumed in acquisition, at fair value	$64,492	—	—
Common stock exchanged for UBP shares	$818,530	—	—
Preferred stock exchanged for UBP shares	$225,000	—	—
Common stock issued for partnership units exchanged	$199	1,275	99
Exchangeable operating partnership units issued for acquisition of real estate	$31,253	—	—
Real estate received in lieu of promote interest	$—	—	13,589
Change in accrued capital expenditures	$8,877	4,888	10,188
Common stock issued under dividend reinvestment plan	$622	524	1,286
Stock-based compensation capitalized	$954	735	666
Contributions to investments in real estate partnerships	$920	—	—
Contributions from limited partners in consolidated partnerships, net	$—	5,436	—
Reallocation of equity upon acquisition of a limited partner's interest in a consolidated partnership	$—	6,266	—
Adjustment for noncontrolling interests in the operating partnership	$—	—	—
Common stock issued for dividend reinvestment in trust	$1,193	1,126	1,084
Contribution of stock awards into trust	$2,080	2,250	1,416
Distribution of stock held in trust	$2,245	786	3,647
Change in fair value of securities	$338	1,658	513

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

December 31, 2023 and 2022

(in thousands, except unit data)

	2023	2022
Assets
Net real estate investments:
Real estate assets, at cost (note 1)	$13,454,391	11,858,064
Less: accumulated depreciation	2,691,386	2,415,860
Real estate assets, net	10,763,005	9,442,204
Investments in sales-type lease, net	8,705	—
Investments in real estate partnerships (note 4)	370,605	350,377
Net real estate investments	11,142,315	9,792,581
Properties held for sale	18,878	—
Cash, cash equivalents, and restricted cash, including $6,383 and $2,310 of restricted cash at December 31, 2023 and 2022, respectively (note 1)	91,354	68,776
Tenant and other receivables (note 1)	206,162	188,863
Deferred leasing costs, less accumulated amortization of $124,107 and $117,137 at December 31, 2023 and 2022, respectively	73,398	68,945
Acquired lease intangible assets, less accumulated amortization of $364,413 and $338,053 at December 31, 2023 and 2022, respectively (note 6)	283,375	197,745
Right of use assets, net	328,002	275,513
Other assets (note 5)	283,429	267,797
Total assets	$12,426,913	10,860,220
Liabilities and Capital
Liabilities:
Notes payable, net (note 9)	$4,001,949	3,726,754
Unsecured credit facility (note 9)	152,000	—
Accounts payable and other liabilities	358,612	317,259
Acquired lease intangible liabilities, less accumulated amortization of $211,067 and $193,315 at December 31, 2023 and 2022, respectively (note 6)	398,302	354,204
Lease liabilities	246,063	213,722
Tenants’ security, escrow deposits and prepaid rent	78,052	70,242
Total liabilities	5,234,978	4,682,181
Capital:
Partners’ capital (note 12):
Preferred units $0.01 par value per unit, 30,000,000 units authorized; 9,000,000 units issued, in the aggregate, in Series A and Series B at December 31, 2023 with liquidation preferences of $25 per unit and no units authorized or issued at December 31, 2022	225,000	—
General partner; 184,581,070 and 171,124,593 units outstanding at December 31, 2023 and 2022, respectively	6,808,995	6,089,425
Limited partners; 1,107,454 and 741,433 units outstanding at December 31, 2023 and 2022, respectively	42,195	34,489
Accumulated other comprehensive (loss) income	(1,308)	7,560
Total partners’ capital	7,074,882	6,131,474
Noncontrolling interest: Limited partners’ interests in consolidated partnerships	117,053	46,565
Total capital	7,191,935	6,178,039
Total liabilities and capital	$12,426,913	10,860,220

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the years ended December 31, 2023, 2022, and 2021

(in thousands, except per unit data)

	2023	2022	2021
Revenues:
Lease income	$1,283,939	1,187,452	1,113,368
Other property income	11,573	10,719	12,456
Management, transaction, and other fees	26,954	25,851	40,337
Total revenues	1,322,466	1,224,022	1,166,161
Operating expenses:
Depreciation and amortization	352,282	319,697	303,331
Property operating expense	229,209	196,148	184,553
Real estate taxes	165,560	149,795	142,129
General and administrative	97,806	79,903	78,218
Other operating expenses	9,459	6,166	5,751
Total operating expenses	854,316	751,709	713,982
Other expense (income):
Interest expense, net	154,249	146,186	145,170
Provision for impairment of real estate	—	—	84,389
Gain on sale of real estate, net of tax	(661)	(109,005)	(91,119)
Early extinguishment of debt	(99)	—	—
Net investment (income) loss	(5,665)	6,921	(5,463)
Total other expense	147,824	44,102	132,977
Income from operations before equity in income of investments in real estate partnerships	320,326	428,211	319,202
Equity in income of investments in real estate partnerships (note 4)	50,541	59,824	47,086
Net income	370,867	488,035	366,288
Limited partners’ interests in consolidated partnerships	(4,302)	(3,065)	(3,262)
Net income attributable to the Partnership	366,565	484,970	363,026
Preferred unit distributions and issuance costs	(5,057)	—	—
Net income attributable to common unit holders	$361,508	484,970	363,026
Income per common unit - basic (note 15):	$2.04	2.82	2.12
Income per common unit - diluted (note 15):	$2.04	2.81	2.12

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2023, 2022, and 2021

(in thousands)

	2023	2022	2021
Net income	$370,867	488,035	366,288
Other comprehensive income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(2,448)	20,061	5,391
Reclassification adjustment of derivative instruments included in net income	(7,536)	833	4,141
Unrealized gain (loss) on available-for-sale debt securities	337	(1,309)	(405)
Other comprehensive (loss) income	(9,647)	19,585	9,127
Comprehensive income	361,220	507,620	375,415
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	4,302	3,065	3,262
Other comprehensive (loss) income attributable to noncontrolling interests	(731)	1,713	689
Comprehensive income attributable to noncontrolling interests	3,571	4,778	3,951
Comprehensive income attributable to the Company	$357,649	502,842	371,464

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the years ended December 31, 2023, 2022, and 2021

(in thousands)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2020	$6,003,537	35,727	(18,625)	6,020,639	37,508	6,058,147
Net income	361,411	1,615	—	363,026	3,262	366,288
Other comprehensive income				—
Other comprehensive income before reclassifications	—	23	4,603	4,626	360	4,986
Amounts reclassified from accumulated other comprehensive income	—	17	3,795	3,812	329	4,141
Deferred compensation plan, net	75	—	—	75	—	75
Distributions to partners	(410,419)	(1,836)	—	(412,255)	(4,345)	(416,600)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	12,652	—	—	12,652	—	12,652
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	82,510	—	—	82,510	—	82,510
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(2,267)	—	—	(2,267)	—	(2,267)
Common units exchanged for common stock of Parent Company	99	(99)	—	—	—	—
Balance at December 31, 2021	$6,047,598	35,447	(10,227)	6,072,818	37,114	6,109,932
Net income	482,865	2,105	—	484,970	3,065	488,035
Other comprehensive income				—		—
Other comprehensive income before reclassifications	—	80	17,008	17,088	1,664	18,752
Amounts reclassified from accumulated other comprehensive income	—	5	779	784	49	833
Deferred compensation plan, net	(1)	—	—	(1)	—	(1)
Contribution from partners	—	—	—	—	13,223	13,223
Distributions to partners	(433,028)	(1,873)	—	(434,901)	(14,816)	(449,717)
Reallocation of limited partners' interest, net of transaction costs	(6,482)	—	—	(6,482)	6,266	(216)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	16,667	—	—	16,667	—	16,667
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(75,419)	—	—	(75,419)	—	(75,419)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	61,284	—	—	61,284	—	61,284
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(5,334)	—	—	(5,334)	—	(5,334)
Common units exchanged for common stock of Parent Company	1,275	(1,275)	—	—	—	—
Balance at December 31, 2022	$6,089,425	34,489	7,560	6,131,474	46,565	6,178,039

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2022	$6,089,425	34,489	7,560	6,131,474	46,565	6,178,039
Net income	364,557	2,008	—	366,565	4,302	370,867
Other comprehensive loss
Other comprehensive loss before reclassifications	—	(9)	(2,063)	(2,072)	(39)	(2,111)
Amounts reclassified from accumulated other comprehensive loss	—	(39)	(6,805)	(6,844)	(692)	(7,536)
Adjustment for noncontrolling interests in the Operating Partnership	13,518	(13,518)	—	—	—	—
Contribution from partners	—	—	—	—	74,730	74,730
Issuance of exchangeable operating partnership units	—	31,253	—	31,253	—	31,253
Distributions to partners	(466,126)	(2,628)	—	(468,754)	(7,813)	(476,567)
Preferred unit distributions	(5,057)	—	—	(5,057)	—	(5,057)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	20,441	—	—	20,441	—	20,441
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	225,000	—	—	225,000	—	225,000
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(20,006)	—	—	(20,006)	—	(20,006)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	818,497	—	—	818,497	—	818,497
Repurchase of exchangeable operating partnership units	—	(9,163)	—	(9,163)	—	(9,163)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(6,452)	—	—	(6,452)	—	(6,452)
Common units exchanged for common stock of Parent Company	198	(198)	—	—	—	—
Balance at December 31, 2023	$7,033,995	42,195	(1,308)	7,074,882	117,053	7,191,935

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2023, 2022, and 2021

(in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$370,867	488,035	366,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	352,282	319,697	303,331
Amortization of deferred loan costs and debt premiums	8,252	5,799	6,003
Accretion of above and below market lease intangibles, net	(29,130)	(20,995)	(22,936)
Stock-based compensation, net of capitalization	20,075	16,521	12,515
Equity in income of investments in real estate partnerships	(50,541)	(59,824)	(47,086)
Gain on sale of real estate, net of tax	(661)	(109,005)	(91,119)
Provision for impairment of real estate, net of tax	—	—	84,389
Early extinguishment of debt	(99)	—	—
Distribution of earnings from investments in real estate partnerships	66,531	61,416	71,934
Settlement of derivative instruments	—	—	(2,472)
Deferred compensation expense (income)	4,782	(6,128)	4,572
Realized and unrealized (gain) loss on investments	(5,571)	7,040	(5,348)
Changes in assets and liabilities:
Tenant and other receivables	(13,904)	(35,274)	(24,869)
Deferred leasing costs	(11,156)	(10,801)	(6,966)
Other assets	3,028	1,292	(1,226)
Accounts payable and other liabilities	5,152	(9,088)	6,677
Tenants’ security, escrow deposits and prepaid rent	(316)	7,130	5,701
Net cash provided by operating activities	719,591	655,815	659,388
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $0, $3,061 and $2,991 in 2023, 2022 and 2021, respectively	(45,386)	(169,639)	(392,051)
Acquisition of UBP, net of cash acquired of $14,143	(82,389)	—	—
Real estate development and capital improvements	(232,855)	(195,418)	(177,631)
Proceeds from sale of real estate	11,167	143,133	206,193
Issuance of notes receivable	(4,000)	—	(20)
Collection of notes receivable	4,000	1,823	—
Investments in real estate partnerships	(13,119)	(36,266)	(23,476)
Return of capital from investments in real estate partnerships	11,308	48,473	99,945
Dividends on investment securities	1,283	1,113	813
Acquisition of investment securities	(7,990)	(21,112)	(23,971)
Proceeds from sale of investment securities	16,003	21,785	23,846
Net cash used in investing activities	(341,978)	(206,108)	(286,352)
Cash flows from financing activities:
Net proceeds from common stock issuance	(33)	61,284	82,510
Repurchase of common units in conjunction with equity award plans	(7,662)	(6,447)	(4,083)
Common units repurchased through share repurchase program	(20,006)	(75,419)	—
Proceeds from sale of treasury stock	103	64	96
Contributions from limited partners in consolidated partnerships	10,238	—	—
Distributions to limited partners in consolidated partnerships	(7,813)	(7,245)	(4,345)
Distributions to partners	(455,433)	(430,143)	(404,900)
Dividends paid to preferred shareholders	(3,413)	—	—
Redemption of exchangeable operating partnership units	(9,163)	—	—
Proceeds from unsecured credit facilities	557,000	95,000	—
Repayment of unsecured credit facilities	(405,000)	(95,000)	(265,000)
Proceeds from notes payable	59,500	—	—
Repayment of notes payable	(61,592)	(6,745)	(42,014)
Scheduled principal payments	(11,235)	(11,219)	(11,255)
Payment of loan costs	(526)	(88)	(7,468)
Net cash used in financing activities	(355,035)	(475,958)	(656,459)
Net change in cash, cash equivalents, and restricted cash	22,578	(26,251)	(283,423)
Cash, cash equivalents, and restricted cash at beginning of the year	68,776	95,027	378,450
Cash, cash equivalents, and restricted cash at end of the year	$91,354	68,776	95,027

	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $5,695, $4,166, and $4,202 in 2023, 2022, and 2021, respectively)	$147,176	141,359	140,084
Cash paid for income taxes, net of refunds	$933	570	378
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$126,683	111,709	107,480
Previously held equity investments in real estate assets acquired	$—	17,179	(4,609)
Mortgage loans assumed by Company with the acquisition of real estate	$98	22,779	111,104
Right of use assets obtained in exchange for new operating lease liabilities	$36,577	—	—
Sale of leased asset in exchange for net investment in sales-type lease	$8,510	—	—
UBP Acquisition:
Notes payable assumed in acquisition, at fair value	$284,706	—	—
Noncontrolling interest assumed in acquisition, at fair value	$64,492	—	—
Common stock exchanged for UBP shares	$818,530	—	—
Preferred stock exchanged for UBP shares	$225,000	—	—
Common stock issued by Parent Company for partnership units exchanged	$199	1,275	99
Exchangeable operating partnership units issued for acquisition of real estate	$31,253	—	—
Real estate received in lieu of promote interest	$—	—	13,589
Change in accrued capital expenditures	$8,877	4,888	10,188
Common stock issued by Parent Company for dividend reinvestment plan	$622	524	1,286
Stock-based compensation capitalized	$954	735	666
Contributions to investments in real estate partnerships	$920	—	—
Contributions from limited partners in consolidated partnerships, net	$—	5,436	—
Reallocation of equity upon acquisition of a limited partner's interest in a consolidated partnership	$—	6,266	—
Adjustment for noncontrolling interests in the operating partnership	$—	—	—
Common stock issued for dividend reinvestment in trust	$1,193	1,126	1,084
Contribution of stock awards into trust	$2,080	2,250	1,416
Distribution of stock held in trust	$2,245	786	3,647
Change in fair value of securities	$338	1,658	513

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

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

As of December 31, 2023, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company" or "Regency") owned 381 properties and held partial interests in an additional 101 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

Acquisition of Urstadt Biddle Properties Inc.

On May 17, 2023, the Parent Company entered into an Agreement and Plan of Merger (the “merger agreement”) by and among the Parent Company, Hercules Merger Sub, LLC, a wholly owned subsidiary of the Parent Company (“Merger Sub”), UBP, UB Maryland I, Inc., a wholly owned subsidiary of Urstadt Biddle (“UB Sub I”), and UB Maryland II, Inc., a wholly owned subsidiary of UB Sub I (“UB Sub II”), pursuant to which, (a) UB Sub II merged with and into Urstadt Biddle (the “first merger”), with Urstadt Biddle surviving the first merger as a wholly owned subsidiary of UB Sub I, and (b) following the first merger, UB Sub I merged with and into Merger Sub (the “second merger” and together with the first merger, the “mergers”), with Merger Sub being the surviving entity in the second merger. The combined company continues to trade under the ticker symbol “REG” on the National Association of Securities Dealers Automated Quotations (the “NASDAQ”).

The closing of the mergers completed on August 18, 2023 and each share of Urstadt Biddle’s common stock, par value $0.01 per share (“Urstadt Biddle common stock”), class A common stock, par value $0.01 per share (“Urstadt Biddle Class A common stock” and, together with Urstadt Biddle common stock, the “Urstadt Biddle common shares”), 6.25% Series H Cumulative Redeemable Preferred Stock and 5.875% Series K Cumulative Redeemable Preferred Stock converted into one equivalent share in UB Sub I, with respect to each class, subject to limited exceptions set forth in the merger agreement. Immediately thereafter, on August 18, 2023, each share of UB Sub I’s common stock, par value $0.01 per share, and class A common stock, par value $0.01 per share, converted into 0.347 of a share of common stock, par value $0.01 per share, of common stock of the Parent Company, without interest and subject to certain adjustments, subject to limited exceptions set forth in the merger agreement, and each share of UB Sub I’s 6.25% Series H Cumulative Redeemable Preferred Stock and 5.875% Series K Cumulative Redeemable Preferred Stock was converted into one share of newly issued Parent Company 6.25% Series A Cumulative Redeemable Preferred Stock (“Parent Company Series A preferred stock”) and 5.875% Series B Cumulative Redeemable Preferred Stock (“Parent Company Series B preferred stock”), respectively (collectively referred to as the “Preferred Stock”).

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

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent continue to be influenced by current economic challenges, which impact their cost of doing business, including but not limited to the impact of inflation, the cost and availability of labor, increasing energy prices and interest rates, and access to credit. Additionally, macroeconomic and geopolitical challenges, including the war involving Russia and Ukraine, Middle East conflicts and wars, and the economic and other possible conflicts involving China (including any slowing of its economy), could impact aspects

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

of the U.S. economy and, therefore, consumer spending. The policies implemented by the U.S. government to address these issues, including raising interest rates, could result in adverse impacts on the U.S. economy, including a slowing of growth and potentially a recession, thereby impacting consumer spending, tenants' businesses, and/or decreasing future demand for space in shopping centers. The potential impact of current macroeconomic and geopolitical challenges on the Company's financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties.

Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Parent Company, the Operating Partnership, its wholly-owned subsidiaries, and consolidated partnerships in which the Company has a controlling financial interest. Investments in real estate partnerships not controlled by the Company are accounted for under the equity method of accounting. All significant inter-company balances and transactions are eliminated in the Consolidated Financial Statements.

The Company consolidates properties that are wholly-owned and properties where it owns less than 100% but has control over the activities most important to the overall success of the partnership. Control is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities ("VIEs") and voting interest entities. For joint ventures that are determined to be a VIE, the Company consolidates the entity where it is deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Ownership of the Parent Company

The Parent Company has a single class of common stock and two series of preferred stock outstanding.

Ownership of the Operating Partnership

The Operating Partnership's capital includes Common Units and Preferred Units. As of December 31, 2023, the Parent Company owned approximately 99.4% or 184,581,070 of the 185,688,524 of the outstanding Common Units, with the remaining limited partner's Common Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). The Parent Company currently owns all of the Preferred Units.

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

Real Estate Partnerships

As of December 31, 2023, Regency held partial ownership interests in 119 properties through partnerships, of which 18 are consolidated. Regency's partners include institutional investors and real estate developers and/or operators (the "Partners" or "Limited Partners"). These partnerships have been established to own and operate real estate property. Regency has a variable interest in these entities through its equity ownership, with Regency being the primary beneficiary in certain of these real estate partnerships. As such, Regency consolidates the partnerships into its financial statements for which it is the primary beneficiary and reports the limited partners' interests as noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not control, but has significant influence, Regency recognizes its investment in them in accordance with the equity method of accounting.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

The assets of these partnerships are restricted to the use of the partnerships and cannot be reached by general creditors of the Company. Similarly, the obligations of the partnerships can only be settled by the assets of these partnerships or additional contributions by the partners. As managing member, Regency maintains the books and records and typically provides leasing property and asset management services to the partnerships. The Partners' level of involvement in these partnerships varies from protective decisions (debt, bankruptcy, selling primary asset(s) of business) to participating involvement such as approving leases, operating budgets, and capital budgets.

•
Certain partnerships were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. Those partnerships for which the Partners are involved in the day to day decisions and do not have any other aspects that would cause them to be considered VIEs, are evaluated for consolidation using the voting interest model.
o
Those partnerships in which Regency does not have a controlling financial interest are accounted for using the equity method of accounting and Regency's ownership interest is recognized through single-line presentation as Investments in real estate partnerships, in the Consolidated Balance Sheet, and Equity in income of investments in real estate partnerships, in the Consolidated Statements of Operations. Cash distributions of earnings from operations from Investments in real estate partnerships are presented in Cash flows provided by operating activities in the accompanying Consolidated Statements of Cash Flows. Cash distributions from the sale of a property or loan proceeds received from the placement of debt on a property included in Investments in real estate partnerships are presented in Cash flows provided by investing activities in the accompanying Consolidated Statements of Cash Flows. If distributed proceeds from debt refinancing and real estate sales in excess of Regency's carrying value of its investment results in a negative investment balance for a partnership, it is recorded within Accounts payable and other liabilities in the Consolidated Balance Sheets.

The net difference in the carrying amount of investments in real estate partnerships and the underlying equity in net assets is accreted to earnings and recorded in Equity in income of investments in real estate partnerships in the accompanying Consolidated Statements of Operations over the expected useful lives of the properties and other intangible assets, which range from 10 to 40 years.

The majority of the operations of the VIEs are funded with cash flows generated by the properties, or in the case of developments, with capital contributions or third-party construction loans. The major classes of assets, liabilities, and noncontrolling equity interests held by the Company's consolidated VIEs, exclusive of the Operating Partnership, are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Assets
Net real estate investments	$270,674	107,725
Cash, cash equivalents, and restricted cash	8,201	2,420
Liabilities
Notes payable	33,211	4,188
Equity
Limited partners’ interests in consolidated partnerships	88,794	24,364

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the FASB. Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates. Noncontrolling interests also include amounts related to partnership units issued by consolidated subsidiaries of the Company in connection with certain property acquisitions. These partnership units have a defined redemption amount and the unit holders generally have the right to redeem their units at any time after a certain period from issuance. For these partnership units, the Company has the option to settle redemption amounts in cash or common stock. The Company evaluates the terms of the partnership units issued in accordance with the FASB’s Distinguishing Liabilities from Equity guidance. The partnership units for which the Company has the option to settle redemption amounts in cash or common stock are included in the caption Noncontrolling interests within the equity section on the Company’s Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

Noncontrolling Interests of the Parent Company

The Consolidated Financial Statements of the Parent Company include the following ownership interests held by owners other than the common shareholders of the Parent Company: (i) the EOP units and (ii) the minority-owned interest held by third parties in consolidated partnerships ("Limited partners' interests in consolidated partnerships"). The Parent Company has included all of these noncontrolling interests in permanent equity, separate from the Parent Company's shareholders' equity, in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity. The portion of net income or comprehensive income attributable to these noncontrolling interests is included in net income and comprehensive income in the accompanying Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income of the Parent Company.

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

Lease terms generally range from three to seven years for tenant spaces under 10,000 square feet ("Shop Space") and in excess of five years for spaces greater than 10,000 square feet ("Anchor Space"). Many leases also provide tenants the option to extend their lease beyond the initial term of the lease. If a tenant does not exercise its option or otherwise negotiate to renew, the lease expires and the lease contains an obligation for the tenant to relinquish its space, allowing it to be re-leased to a new tenant. This generally involves some level of cost to prepare the space for re-leasing, which is capitalized and depreciated over the shorter period of the life of the subsequent lease or the useful life of the improvement.

The Company accounts for its leases under ASC Topic 842, Leases ("Topic 842"), as follows:

Classification

Under Topic 842, new leases or modifications thereto must be evaluated against specific classification criteria, which, based on the customary terms of the Company's leases, are classified as operating leases. However, certain longer-term leases (both lessee and lessor leases) may be classified as direct financing or sales type leases, which may result in selling profit and an accelerated pattern of earnings recognition. At December 31, 2023, the Company classified one lease as a sales type lease, with all others classified as operating leases.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

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

For sales type leases, the Company records any selling profit or loss arising from the lease at inception within Gain on sale of real estate, net of tax in the accompanying Consolidated Statement of Operations, as well as any initial direct costs recorded as an expense if, at commencement, the fair value of the underlying asset differs from its carrying amount, otherwise, they are deferred and included in the net investment in the lease. The net investment in the sales-type lease represents the lease receivable, the components of which are the future lease payments and any guaranteed residual value for the underlying assets, as well as any unguaranteed residual asset expected at the end of the lease term, each measured at net present value discounted using a rate implicit in the lease. Interest income is recorded within Lease income in the accompanying Consolidated Statements of Operations over the lease term so as to produce a constant periodic rate of return on the Company’s net investment in the leases. At the commencement date, the Company derecognizes the carrying amount of the underlying asset. When measuring the net investment in a long-term ground lease, the undiscounted residual value of the land will be limited to its fair value at commencement which will likely equate to its cost.

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

The following table represents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

	December 31,
(in thousands)	2023	2022
Tenant receivables	$34,814	31,486
Straight-line rent receivables	138,590	128,214
Other receivables (1)	32,758	29,163
Total tenant and other receivables, net	$206,162	188,863
(1)
Other receivables include construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction and other fee income.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

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

Several of the Company's partnership agreements provide for incentive payments, generally referred to as "promotes" or "earnouts," to Regency for appreciation in property values in Regency's capacity as managing member. The terms of these promotes are based on appreciation in real estate value over designated time intervals or upon designated events. The Company evaluates its expected promote payout at each reporting period, which generally does not result in revenue recognition until the measurement period has completed, when the amount can be reasonably determined and the amount is not probable of significant reversal.

Leasing Services

Leasing service fees are based on a percentage of the total rent due under the lease. The leasing service is considered performed upon successful execution of an acceptable tenant lease for the joint ventures' shopping centers, at which time revenue is recognized. Payment of the first half of the fee is generally due upon lease execution and the second half is generally due upon tenant opening or the commencement of rent payments.

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

December 31, 2023

Income within Management, transaction, and other fees on the Consolidated Statements of Operations is primarily from contracts with the Company's real estate partnerships. The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts are as follows:

		Year ended December 31,
(in thousands)	Timing of satisfaction of performance obligations	2023	2022	2021
Management, transaction, and other fees:
Property management services	Over time	$14,075	13,470	14,415
Asset management services	Over time	6,542	6,752	6,921
Promote income	Over time	—	—	13,589	(1)
Leasing services	Point in time	3,908	3,945	4,096
Other transaction fees	Point in time	2,429	1,684	1,316
Total management, transaction, and other fees		$26,954	25,851	40,337
(1)
The Company recognized $13.6 million in promote revenue during the year ended December 31, 2021, for exceeding partnership return hurdles from the Company's performance as managing member in the USAA partnership. The consideration was paid in the form of a real estate asset.

The accounts receivable for management services, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $18.5 million and $16.4 million, as of December 31, 2023 and 2022, respectively.

(c)
Real Estate Assets

The following table details the components of Real estate assets in the Consolidated Balance Sheets:

(in thousands)	December 31, 2023	December 31, 2022
Land	$4,802,583	4,379,877
Land improvements	758,779	707,227
Buildings	6,371,894	5,465,877
Building and tenant improvements	1,302,954	1,171,650
Construction in progress	218,181	133,433
Total real estate assets	$13,454,391	11,858,064

Capitalization and Depreciation

Real estate assets are stated at cost, less accumulated depreciation, and amortization. The Company periodically assesses the useful lives of its depreciable real estate assets, including those intended to be redeveloped in the near term, and accounts for any revisions prospectively. Expenditures for maintenance, repairs and demolition costs are charged to operations as incurred. Significant renovations and replacements, which improve or extend the life of the asset, are capitalized.

As part of the leasing process, the Company may provide lessees with allowances for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the remaining lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of Lease income. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease.

Depreciation is computed using the straight-line method over estimated useful lives of approximately 15 years for land improvements, 40 years for buildings and improvements, and the shorter of the useful life or the remaining lease term.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

Development and Redevelopment Costs

All specifically identifiable costs related to development and redevelopment activities are capitalized into Real estate assets in the accompanying Consolidated Balance Sheets, and are included in Construction in progress within the above table. The capitalized costs include pre-development costs essential to the development or redevelopment of the property, construction costs, interest costs, real estate taxes, insurance, legal costs, salaries and related costs of personnel directly involved and other costs incurred during the period of development or redevelopment.

Pre-development costs represent the costs the Company incurs prior to land acquisition or pursuing a redevelopment including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing or redeveloping a shopping center. As of December 31, 2023 and 2022, the Company had nonrefundable deposits and other pre-development costs of approximately $7.7 million and $6.9 million, respectively. If the Company determines that the development or redevelopment of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed. During the years ended December 31, 2023, 2022, and 2021, the Company expensed pre-development costs of approximately $0.1 million, $0.6 million, and $1.5 million, respectively, in Other operating expenses in the accompanying Consolidated Statements of Operations.

Interest costs are capitalized into each development and redevelopment project based upon applying the Company's weighted average borrowing rate to that portion of the actual development or redevelopment costs incurred. The Company discontinues interest and real estate tax capitalization when a project is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would the Company capitalize interest on a project beyond 12 months after substantial completion of the building. During the years ended December 31, 2023, 2022, and 2021, the Company capitalized interest of $5.7 million, $4.2 million, and $4.2 million, respectively, on our development and redevelopment projects.

We have a staff of employees directly supporting our development and redevelopment program. All direct internal costs attributable to these development activities are capitalized as part of each development and redevelopment project. The capitalization of costs is directly related to the actual level of development activity occurring. During the years ended December 31, 2023, 2022, and 2021, we capitalized $13.3 million, $10.8 million, and $11.3 million, respectively, of direct internal costs incurred to support our development and redevelopment program.

Acquisitions

Upon acquisition of operating real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, land improvements, buildings, building improvements and tenant improvements) and identified intangible assets and liabilities (consisting of above and below-market leases and in-place leases), assumed debt, and any noncontrolling interest in the acquiree at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the purchase price of the acquired properties based on their relative fair value to the applicable assets and liabilities. Acquisitions of operating properties are generally considered asset acquisitions and therefore transaction costs are capitalized. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of market lease rates for comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, including below-market renewal options, if applicable. The value of above-market leases is amortized as a reduction of Lease income over the remaining terms of the respective leases and the value of below-market leases is accreted to Lease income over the remaining terms of the respective leases, including below-market renewal options, if applicable.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

The Company does not assign value to customer relationship intangibles if it has pre-existing business relationships with major retailers at the acquired property since they do not provide incremental value over the Company's existing relationships.

Held for Sale

The Company classifies real estate assets as held-for-sale upon satisfaction of all the following criteria: (i) management commits to a plan to sell a property (or group of properties), (ii) the property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such properties, (iii) an active program to locate a buyer and other actions required to complete the plan to sell the property have been initiated, (iv) the sale of the property is probable and transfer of the asset is expected to be completed within one year, (v) the property is being actively marketed for sale, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Upon the determination to classify a property as held for sale, the Company ceases depreciation and amortization on the real estate property held for sale, as well as the amortization of any related intangible assets. Such properties are recorded at the lesser of the carrying value or estimated fair value less estimated costs to sell.

Valuation of Real Estate Investments and Impairments

The Company continually evaluates whether there are any events or changes in circumstances, that could indicate the carrying values of the real estate properties (including any related amortizable intangible assets or liabilities) may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate assets may not be recoverable, the Company assesses the recoverability of the asset group by estimating whether the Company will recover the carrying value of the asset group through its undiscounted future cash flows, including eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the asset group, an impairment charge will be recorded to the extent that the carrying value exceeds the estimated fair value of the asset group.

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

(d)
Cash, Cash Equivalents, and Restricted Cash

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. As of December 31, 2023 and 2022, $6.4 million and $2.3 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.

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

December 31, 2023

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

Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative instruments. Specifically, the Company enters into derivative instruments to manage exposures that arise from business activities that result in the receipt or future payment of known and uncertain cash amounts, the amount of which are determined by interest rates. The Company's derivative instruments are used to manage fluctuations in the amount, timing, and duration of the Company's known or expected cash payments principally related to the Company's borrowings.

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

December 31, 2023

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

(g)
Income Taxes

The Parent Company believes it qualifies, and intends to continue to qualify, as a REIT under the Code. As a REIT, the Parent Company will generally not be subject to federal income tax, provided that distributions to its shareholders are at least equal to REIT taxable income. All wholly-owned corporate subsidiaries of the Operating Partnership have elected to be a TRS or qualify as a REIT. The TRS's are subject to federal and state income taxes and file separate tax returns. As a pass through entity, the Operating Partnership generally does not pay taxes, but its taxable income or loss is reported by its partners, of which the Parent Company, as general partner and approximately 99.4% owner, is allocated its Pro-rata share of tax attributes.

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

In addition, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (2020 and forward for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

(h)
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

December 31, 2023

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

The ground and office lease expenses are recognized on a straight-line basis over the term of the leases, including management's estimate of expected optional renewal periods. For ground leases, the Company generally assumes it will exercise options through the latest option date of that shopping center's anchor tenant lease.

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

When the Parent Company issues common stock as compensation, it receives an equal number of common units from the Operating Partnership. The Company is committed to contributing to the Operating Partnership all proceeds from the share-based awards granted under the Parent Company's Long-Term Omnibus Plan (the "Plan"). Accordingly, the Parent Company's ownership in the Operating Partnership will increase based on the amount of proceeds contributed to the Operating Partnership for the common units it receives. As a result of the issuance of common units to the Parent Company for stock-based compensation, the Operating Partnership records the effect of stock-based compensation for awards of equity in the Parent Company.

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

The Company's portfolio is located throughout the United States. Management does not distinguish or group its operations on a geographical basis for purposes of allocating resources or capital. The Company’s chief operating decision maker evaluates operating and financial performance for each property on an individual property level; therefore, the Company defines an operating segment as its individual properties. The individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance.

(l)
Business Concentration

Grocer anchor tenants represent approximately 20.0% of Pro-rata annual base rent. No single tenant accounts for 10% or more of revenue and none of the shopping centers are located outside the United States.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

(m)
Fair Value of Assets and Liabilities

ASC 820, Fair Value Measurements and Disclosures, or ASC 820, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Therefore, a fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company uses a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from independent sources (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the Company's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•
Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
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

December 31, 2023

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

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The amendments are aimed at enhancing the disclosures public entities provide regarding significant segment expenses so that investors can “better understand an entity’s overall performance” and assess “potential future cash flows.”

		January 1, 2024	The Company is assessing the impact this ASU will have on the Company’s financial statement disclosures.

ASU 2023-09, Income Taxes (Topic 740):Improvements to Income Tax Disclosures.

ASU 2023-09 requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold.

		January 1, 2025	The Company is assessing the impact this ASU will have on the Company’s financial statement disclosures.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

2.
Real Estate Investments

UBP Acquisition

General

With respect to the acquisition of UBP discussed in Note 1 - Acquisition of Urstadt Biddle Properties Inc, the following table provides the components that make up the total purchase price for the UBP acquisition:

(in thousands, except stock price)	Purchase Price
Shares of common stock issued for acquisition	13,568
Closing stock price on August 17, 2023	$61.03
Value of common stock issued for acquisition	$828,025
Other adjustments	(9,495)
Total value of common stock issued	$818,530
Debt repaid	39,266
Preferred stock converted	225,000
Transaction costs	57,197
Other cash payments	68
Total purchase price	$1,140,061

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

The acquired assets and assumed liabilities for an acquired operating property generally include, but are not limited to: land, buildings and improvements, identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, and value of acquired in-place leases. This methodology includes estimating an “as-if vacant” fair value of the physical property, which includes land, building, and improvements and also determines the estimated fair value of identifiable intangible assets and liabilities, considering the following categories: (i) value of in-place leases, and (ii) above and below-market value of in-place leases. The fair market value of the acquired operating properties is based on a valuation prepared by Regency with assistance of a third party valuation specialist. The third-party specialist utilized stabilized NOI and market specific capitalization rates as the primary valuation inputs in determining the fair value of the real estate assets. The fair value of land is generally based on relevant market data, such as a comparison of the subject site to similar parcels that have recently been sold or are currently being offered on the market for sale. Management reviews the inputs used by the third-party specialist as well as the allocation of the purchase price to ensure reasonableness and that the procedures are performed in accordance with management's policy. Management and the third-party valuation specialist prepared their fair value estimates for each of the operating properties acquired. The allocation of the purchase price described above requires a significant amount of judgment and represents management's best estimate of the fair value as of the acquisition date.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

The following table details the weighted average amortization and net accretion periods, in years, of the major classes of intangible assets and intangible liabilities arising from the UBP acquisition:

(in years)	Weighted Average Amortization Period
Assets:
In-place leases	8.0
Above-market leases	7.0
Liabilities:
Below-market leases	18.5

Other Acquisitions

The following tables detail the other properties acquired for the periods set forth below:

(in thousands)		December 31, 2023
Date Purchased	Property Name	City/State	Property Type	Regency Ownership	Purchase Price (1)	Debt Assumed, Net of Premiums (1)	Intangible Assets (1)	Intangible Liabilities (1)
5/1/2023	Sienna Phase 1	Houston, TX	Development	75%	$2,695	—	—	—
5/18/2023	SunVet	Holbrook, NY	Development	100%	24,140	—	—	—
10/11/2023	Nohl Plaza	Orange, CA	Operating	100%	25,328	—	3,940	10,470
12/1/2023	The Longmeadow Shops	Longmeadow, MA	Operating	100%	31,400	—	4,049	1,876
Total property acquisitions					$83,563	—	7,989	12,346
(1)
Amounts for purchase price and allocation are reflected at 100%.

(in thousands)		December 31, 2022
Date Purchased	Property Name	City/State	Property Type	Regency Ownership	Purchase Price (1)	Debt Assumed, Net of Premiums (1)	Intangible Assets (1)	Intangible Liabilities (1)
3/1/2022	Glenwood Green	Old Bridge, NJ	Development	70%	$11,000	—	—	—
3/31/2022	Island Village	Bainbridge Island, WA	Operating	100%	30,650	—	2,900	6,839
4/1/2022	Apple Valley (2)	Apple Valley, MN	Operating	100%	34,070	—	4,773	490
4/1/2022	Cedar Commons (2)	Minneapolis, MN	Operating	100%	29,330	—	4,369	58
4/1/2022	Corral Hollow (2)	Tracy, CA	Operating	100%	40,600	—	3,410	74
4/1/2022	Shops at the Columbia (2)	Washington, DC	Operating	100%	14,000	—	889	181
5/6/2022	Baederwood Shoppes	Jenkintown, PA	Operating	80%	51,603	22,779	5,796	1,062
10/12/2022	East Meadow Plaza	East Meadow, NY	Operating	100%	30,000	—	3,295	10,867
Total property acquisitions					$241,253	22,779	25,432	19,571
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

3.
Property Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Year ended December 31,
(in thousands, except number sold data)	2023	2022	2021
Net proceeds from sale of real estate investments	$11,167	143,133	206,193
Gain on sale of real estate, net of tax	$661	109,005	91,119
Provision for impairment of real estate sold	$—	—	112
Number of operating properties sold	—	2	7
Number of land parcels sold	5	5	5
Percent interest sold	100%	100%	100%

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

4.
Investments in Real Estate Partnerships

The Company invests in real estate partnerships, which consist of the following:

	December 31, 2023
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	The Company's Share of Net Income of the Partnership	Net Income of the Partnership
GRI - Regency, LLC (GRIR)	40.00%	66	$144,371	1,475,611	35,901	84,224
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7	7,045	139,224	1,630	8,559
Columbia Regency Partners II, LLC (Columbia II)	20.00%	14	42,994	424,672	1,743	8,769
Columbia Village District, LLC	30.00%	1	6,123	97,522	2,199	7,383
Individual Investors
Ballard Bocks	49.90%	2	62,140	120,379	1,486	3,297
Town & Country Center	35.00%	1	42,074	224,579	1,075	3,136
Others(1)	11.80% - 66.67%	10	65,858	208,006	6,507	19,770
Total investments in real estate partnerships		101	$370,605	2,689,993	50,541	135,138
(1)
New York Common Retirement Fund (NYC) and RegCal, LLC (RegCal) no longer have any operating properties and any residual balances have been included in Others as of December 31, 2023. The residual balances are primarily made up of the Company’s share of remaining working capital.

	December 31, 2022
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	The Company's Share of Net Income of the Partnership	Net Income of the Partnership
GRI - Regency, LLC (GRIR)	40.00%	66	$155,302	1,501,876	35,819	83,989
New York Common Retirement Fund (NYC)(1)	30.00%	—	674	2,468	9,173	35,673
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	7	7,423	138,493	1,817	9,392
Columbia Regency Partners II, LLC (Columbia II)	20.00%	13	41,757	405,927	1,735	8,674
Columbia Village District, LLC	30.00%	1	5,836	96,002	1,669	5,597
RegCal, LLC (RegCal)(2)	25.00%	1	5,789	24,326	4,499	18,258
Individual Investors
Ballard Bocks	49.90%	2	62,624	126,482	1,300	2,925
Town & Country Center	35.00%	1	40,409	206,931	819	2,404
Others	50.00%	5	30,563	105,500	2,993	6,254
Total investments in real estate partnerships		96	$350,377	2,608,005	59,824	173,166
(1)
On May 25, 2022, the NYC partnership sold the remaining two properties and distributed sales proceeds to the members. Dissolution will follow final distributions, which are expected in 2024.
(2)
During April 2022, we acquired our partner's 75% share in four properties held in the RegCal, LLC, partnership for a total purchase price of $88.5 million. Upon acquisition, these four properties were consolidated into Regency's financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

The summarized balance sheet information for the investments in real estate partnerships, on a combined basis, is as follows:

	December 31,
(in thousands)	2023	2022
Investments in real estate, net	$2,432,859	2,359,289
Acquired lease intangible assets, net	16,723	16,821
Other assets	240,411	231,895
Total assets	$2,689,993	2,608,005
Notes payable	$1,499,702	1,398,297
Acquired lease intangible liabilities, net	15,112	17,619
Other liabilities	80,457	81,714
Capital - Regency	418,205	412,784
Capital - Third parties	676,517	697,591
Total liabilities and capital	$2,689,993	2,608,005

The following table reconciles the Company's capital recorded by the unconsolidated partnerships to the Company's investments in real estate partnerships reported in the accompanying Consolidated Balance Sheet:

	December 31,
(in thousands)	2023	2022
Capital - Regency	$418,205	412,784
Basis difference	(47,600)	(62,407)
Investments in real estate partnerships	$370,605	350,377

The revenues and expenses for the investments in real estate partnerships, on a combined basis, are summarized as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Total revenues	$390,843	378,096	416,222
Operating expenses:
Depreciation and amortization	88,974	86,193	94,026
Property operating expense	65,509	61,224	66,061
Real estate taxes	47,529	42,010	54,618
General and administrative	5,008	5,615	5,837
Other operating expenses	3,119	3,851	3,624
Total operating expenses	$210,139	198,893	224,166
Other expense (income):
Interest expense, net	56,706	54,874	58,109
Gain on sale of real estate	(11,140)	(49,424)	(75,162)
Early extinguishment of debt	—	587	—
Provision for impairment	—	—	9,833
Total other expense (income)	45,566	6,037	(7,220)
Net income of the Partnerships	$135,138	173,166	199,276
The Company's share of net income of the Partnerships	$50,541	59,824	47,086

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

Acquisitions

The following table provides a summary of shopping centers and land parcels acquired through our unconsolidated real estate partnerships for the periods set forth below:

(in thousands)		Year ended December 31, 2023
Date Purchased	Property Name	City/State	Property Type	Real Estate Partner	Ownership %	Purchase Price (1)	Debt Assumed, Net of Premiums (1)	Intangible Assets (1)	Intangible Liabilities (1)
9/19/2023	Old Town Square	Chicago, IL	Operating	Other	20%	27,510	—	3,625	503
Total property acquisitions						$27,510	—	3,625	503
(1)
Amounts reflected for purchase price and allocation are reflected at 100%.

(in thousands)		Year ended December 31, 2022
Date Purchased	Property Name	City/State	Property Type	Real Estate Partner	Ownership %	Purchase Price (1)	Debt Assumed, Net of Premiums (1)	Intangible Assets (1)	Intangible Liabilities (1)
03/25/22	Naperville Plaza	Naperville, IL	Operating	Columbia II	20.00%	$52,380	22,074	4,336	814
06/24/22	Baybrook East 1B	Houston, TX	Development	Other	50.00%	$5,540	—	—	—
Total property acquisitions						$57,920	22,074	4,336	814
(1)
Amounts reflected for purchase price and allocation are reflected at 100%.

Dispositions

The following table provides a summary of shopping centers and land parcels disposed of through our unconsolidated real estate partnerships:

	Year ended December 31,
(in thousands)	2023	2022	2021
Proceeds from sale of real estate investments	$30,659	116,377	224,708
Gain on sale of real estate	$11,140	49,424	75,162
The Company's share of gain on sale of real estate	$3,161	12,748	9,380
Number of operating properties sold	1	4	4
Number of land out-parcels sold	—	—	1

Notes Payable

Scheduled principal repayments on notes payable held by our unconsolidated investments in real estate partnerships as of December 31, 2023, were as follows:

(in thousands) Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency's Pro-Rata Share
2024	$3,718	33,690	—	37,408	14,678
2025	6,094	147,222	—	153,316	48,506
2026	7,393	233,147	41,800	282,340	89,520
2027	7,576	32,800	—	40,376	13,669
2028	4,267	246,605	—	250,872	92,027
Beyond 5 Years	6,688	739,324	—	746,012	280,328
Net unamortized loan costs, debt premium / (discount)	—	(10,622)	—	(10,622)	(3,872)
Total notes payable	$35,736	1,422,166	41,800	1,499,702	534,856

These fixed and variable rate notes payable are all non-recourse to the partnerships, and mature through 2034, with 95.4% having a weighted average fixed interest rate of 3.8%. The remaining notes payable float with SOFR and had a weighted average variable interest rate of 7.2% at December 31, 2023.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

As notes payable mature, they will be repaid from proceeds from new borrowings and/or partner capital contributions. Refinancing debt at maturity in the current interest rate environment could result in higher interest expense in future periods if rates remain elevated. The Company is obligated to contribute its Pro-rata share to fund maturities if the loans are not refinanced, and it has the capacity to do so from existing cash balances, availability on its line of credit, and operating cash flows. The Company believes that its partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a real estate partner was unable to fund its share of the capital requirements of the real estate partnership, the Company would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call which would be secured by the partner's membership interest.

Management fee income

In addition to earning our Pro-rata share of net income or loss in each of these real estate partnerships, we receive fees as discussed in Note 1, as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Asset management, property management, leasing, and investment and financing services	$26,954	25,851	40,301	(1)
(1)
In connection with the USAA partnership, we received and recognized a one-time promote fee of $13.6 million during the year ended December 31, 2021, in consideration for exceeding return thresholds resulting from our performance as managing member.
5.
Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the periods set forth below:

(in thousands)	December 31, 2023	December 31, 2022
Goodwill	$167,062	167,062
Investments	51,992	54,581
Prepaid and other	40,635	28,615
Derivative assets	14,213	6,575
Furniture, fixtures, and equipment, net	6,662	5,808
Deferred financing costs, net	2,865	5,156
Total other assets	$283,429	267,797

The following table presents the goodwill balances and activity during the year to date periods ended:

	December 31, 2023			December 31, 2022
(in thousands)	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$300,496	(133,434)	167,062	$300,529	(133,434)	167,095
Goodwill allocated to Properties held for sale	(5,972)	5,972	—	—	—	—
Goodwill associated with disposed reporting units:
Goodwill allocated to Gain on sale of real estate	—	—	—	(33)	—	(33)
End of year balance	$294,524	(127,462)	167,062	$300,496	(133,434)	167,062

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

6.
Acquired Lease Intangibles

The Company had the following acquired lease intangibles as of the periods set forth below:

	December 31,
(in thousands)	2023	2022
In-place leases	$543,892	452,868
Above-market leases	103,896	82,930
Total intangible assets	647,788	535,798
Accumulated amortization	(364,413)	(338,053)
Acquired lease intangible assets, net	$283,375	197,745
Below-market leases	609,369	547,519
Accumulated amortization	(211,067)	(193,315)
Acquired lease intangible liabilities, net	$398,302	354,204

The following table provides a summary of amortization and net accretion amounts from acquired lease intangibles:

	Year ended December 31,
(in thousands)	2023	2022	2021	Line item in Consolidated Statements of Operations
In-place lease amortization	$44,102	34,568	33,621	Depreciation and amortization
Above-market lease amortization	6,571	5,828	5,487	Lease income
Acquired lease intangible asset amortization	$50,673	40,396	39,108

Below-market lease amortization	$37,831	28,642	30,378	Lease income

The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for the next five years are as follows:

(in thousands)
In Process Year Ending December 31,	Amortization of In-place lease intangibles	Net accretion of Above / Below market lease intangibles
2024	$45,098	22,598
2025	33,012	21,953
2026	26,791	21,216
2027	21,185	20,207
2028	16,764	20,065

7.
Leases

Lessor Accounting

Substantially all of the Company's leases are classified as operating leases. The Company's Lease income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per lease contracts, which are primarily related to base rent, and in some cases stated amounts for CAM, real estate taxes, and insurance ("Recoverable Costs"). Income for these amounts is recognized on a straight-line basis.

Variable lease income includes the following two main items in the lease contracts:

(i)
Recoveries from tenants represent the tenants' contractual obligations to reimburse the Company for their portion of recoverable costs incurred. Generally, the Company's leases provide for the tenants to reimburse the Company based on the tenants' share of the actual costs incurred in proportion to the tenants' share of leased space in the property.
(ii)
Percentage rent represents amounts billable to tenants based on the tenants' actual sales volume in excess of levels specified in the lease contract.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in Topic 842:

(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease income
Fixed and in-substance fixed lease income	$928,364	851,409	797,502
Variable lease income	324,037	287,149	262,619
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	30,826	22,543	24,539
Uncollectible straight-line rent	1,261	12,510	5,227
Uncollectible amounts billable in lease income	(549)	13,841	23,481
Total lease income	$1,283,939	1,187,452	1,113,368

Future minimum rents under non-cancelable operating leases, excluding variable lease payments, are as follows:

(in thousands)
For the year ended December 31,	December 31, 2023
2024	$972,980
2025	872,330
2026	757,633
2027	633,290
2028	480,640
Thereafter	1,740,783
Total	$5,457,656

At December 31, 2023, the Company had one lease classified as a sales-type lease, with lease income recorded over the lease term in the form of variable interest income representing the constant periodic rate of return on the Company’s net investment in the lease, and fixed contractual obligations.

Lessee Accounting

The Company has shopping centers that are subject to non-cancelable, long-term ground leases where a third party owns the underlying land and has leased the land to the Company to construct and/or operate a shopping center.

The Company has 21 properties within its consolidated real estate portfolio that are either partially or completely on land subject to ground leases with third parties. Accordingly, the Company owns only a long-term leasehold or similar interest in these properties. These ground leases expire through the year 2121, and in most cases, provide for renewal options.

In addition, the Company has non-cancelable operating leases pertaining to office space from which it conducts its business. Office leases expire through the year 2029, and in many cases, provide for renewal options.

The ground and office lease expenses are recognized on a straight-line basis over the term of the leases, including management's estimate of expected optional renewal periods, with ground lease expense presented within Property operating expense, and office lease expense presented within General and administrative in the accompanying Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

Operating lease expense under the Company's ground and office leases were as follows, including straight-line rent expense and variable lease expenses such as CPI increases, percentage rent and reimbursements of landlord costs:

(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Fixed operating lease expense
Ground leases	$14,727	13,759	13,862
Office leases	4,103	4,162	4,309
Total fixed operating lease expense	18,830	17,921	18,171
Variable lease expense
Ground leases	1,586	1,591	1,032
Office leases	729	611	615
Total variable lease expense	2,315	2,202	1,647
Total lease expense	$21,145	20,123	19,818
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows for operating leases	$15,823	14,656	15,165

The following table summarizes the undiscounted future cash flows by year attributable to the operating lease liabilities for ground and office leases as of December 31, 2023, and provides a reconciliation to the Lease liability included in the accompanying Consolidated Balance Sheets:

(in thousands)	Lease Liabilities
For the year ended December 31,	Ground Leases	Office Leases	Total
2024	$12,955	3,082	16,037
2025	12,962	3,464	16,426
2026	12,883	3,331	16,214
2027	12,909	2,151	15,060
2028	13,051	1,305	14,356
Thereafter	702,602	312	702,914
Total undiscounted lease liabilities	$767,362	13,645	781,007
Present value discount	(533,777)	(1,167)	(534,944)
Lease liabilities	$233,585	12,478	246,063
Weighted average discount rate	5.5%	3.7%
Weighted average remaining term (in years)	49.4	4.1

8. Income Taxes

The Company has elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code with certain of its subsidiaries treated as taxable REIT subsidiary entities, which are subject to federal and state income taxes. The following table summarizes the tax status of dividends paid on our common stock:

	Year ended December 31,
	2023		2022		2021
Dividend per share	$2.56	(1)	2.53	(2)	2.53	(3)
Ordinary income	100%		100%		92%
Capital gain (4)	—%		—%		8%
Additional tax status information:
Qualified dividend income	—%		—%		1%
Section 199A dividend	100%		100%		91%
Section 897 ordinary dividends	—%		—%		2%
Section 897 capital gains	—%		—%		4%
(1)
During 2023, the Company declared four quarterly dividends, the last of which was paid on January 3, 2024, with a portion allocated to the 2023 dividend period, and the balance allocated to 2024.
(2)
During 2022, the Company declared four quarterly dividends, the last of which was paid on January 4, 2023, with a portion allocated to the 2022 dividend period, and the balance allocated to 2023.
(3)
During 2021, the Company declared four quarterly dividends, the last of which was paid on January 5, 2022, with a portion allocated to the 2021 dividend period, and the balance allocated to 2022.
(4)
Of the total capital gain distribution during 2021, 42% is excluded under Reg. 1.1061-4(b)(7). The remaining 58% is a Three Year Amount under Reg. 1.1061-6(c).

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

The following table summarizes the tax status of dividends paid on our Series A preferred stock:

Year ended December 31,
2023
Dividend per share	$0.39
Ordinary income	100%
Capital gain	—%
Additional tax status information:
Qualified dividend income	—%
Section 199A dividend	100%
Section 897 ordinary dividends	—%
Section 897 capital gains	—%

The following table summarizes the tax status of dividends paid on our Series B preferred stock:

Year ended December 31,
2023
Dividend per share	$0.37
Ordinary income	100%
Capital gain	—%
Additional tax status information:
Qualified dividend income	—%
Section 199A dividend	100%
Section 897 ordinary dividends	—%
Section 897 capital gains	—%

Our consolidated expense (benefit) for income taxes for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Income tax expense (benefit):
Current	$796	(332)	620
Deferred	99	293	421
Total income tax expense (benefit) (1)	$895	(39)	1,041
(1)
Included within Other operating expenses in the Consolidated Statements of Operations.

The TRS entities are subject to federal and state income taxes and file separate tax returns. Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income of the TRS entities, as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Computed expected tax expense (benefit)	$371	504	544
State income tax, net of federal benefit	60	52	477
Valuation allowance	227	(323)	15
Permanent items	2	1	1
All other items	235	(273)	4
Total income tax expense (1)	895	(39)	1,041
Income tax expense attributable to operations (1)	$895	(39)	1,041
(1)
Included within Other operating expenses in the Consolidated Statements of Operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

The tax effects of temporary differences (included in Accounts payable and other liabilities in the accompanying Consolidated Balance Sheets) are summarized as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets
Other	1,893	1,007
Deferred tax assets	1,893	1,007
Valuation allowance	(1,893)	(1,007)
Deferred tax assets, net	$—	—
Deferred tax liabilities
Fixed assets	(12,563)	(12,527)
Other	(780)	(61)
Deferred tax liabilities	(13,343)	(12,588)
Net deferred tax liabilities	$(13,343)	(12,588)

The Company believes it is more likely than not that the remaining deferred tax assets will not be realized unless tax planning strategies are implemented.

9.
Notes Payable and Unsecured Credit Facility

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

	Maturing Through	Weighted Average Contractual Rate	Weighted Average Effective Rate	December 31,
(in thousands)				2023	2022
Notes payable:
Fixed rate mortgage loans	6/1/2037	3.8%	4.2%	$449,615	342,135
Variable rate mortgage loans (1)	1/31/2032	4.2%	4.3%	299,579	136,246
Fixed rate unsecured debt	3/15/2049	3.8%	4.0%	3,252,755	3,248,373
Total notes payable				4,001,949	3,726,754
Unsecured credit facilities:
$1.25 Billion Line of Credit (the "Line") (2)	3/23/2025	6.3%	6.6%	152,000	—
Total unsecured credit facilities				152,000	—
Total debt outstanding				$4,153,949	3,726,754
(1)
As of December 31, 2023, 15 of these 17 variable rate loans, representing $294.9 million of debt in the aggregate, have interest rate swaps in place to mitigate interest rate fluctuation risk. Based on these swap agreements, the effective fixed rates of the 15 loans range from 2.5% to 6.7%.
(2)
Weighted average effective rate for the Line is calculated based on a fully drawn Line balance using the period end variable rate. In January 2024, the Company amended its Line to, among other items, increase the borrowing capacity to $1.5 billion and to extend the expiration date to March, 2028 with the option to extend the expiration for two additional six-month period.

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

The Company is required to comply with certain financial covenants for its unsecured public debt as defined in the indenture agreements such as the following ratios: Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of December 31, 2023, management of the Company believes it is in compliance with all financial covenants for its unsecured public debt.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

Unsecured Credit Facilities

The Company has an unsecured line of credit commitment (the "Line") with a syndicate of banks. At December 31, 2023, the Line had a borrowing capacity of $1.25 billion, which is reduced by the balance of outstanding borrowings and commitments from issued letters of credit. The Line bears interest at a variable rate of SOFR plus a 0.10% market adjustment and an applicable margin of 0.865%, and is subject to a commitment fee of 0.15%. Both the applicable margin and the commitment fee are based on the Company's corporate credit rating.

The Company is required to comply with certain financial covenants as defined in the Line credit agreement, such as Ratio of Indebtedness to Total Asset Value ("TAV"), Ratio of Unsecured Indebtedness to Unencumbered Asset Value, Ratio of Adjusted EBITDA to Fixed Charges, Ratio of Secured Indebtedness to TAV, Ratio of Unencumbered Net Operating Income to Unsecured Interest Expense, and other covenants customary with this type of unsecured financing. As of December 31, 2023, the Company is in compliance with all financial covenants for the Line.

On January 8, 2024, the Company priced a public offering of $400 million of senior unsecured debt due in 2034, and were issued at 99.617% of par value with a coupon of 5.250%.

On January 18, 2024, the Company entered into a Sixth Amended and Restated Credit Agreement (the "Credit Agreement"), with the financial institutions party thereto, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent. The Credit Agreement provides for an unsecured revolving credit facility in the amount of $1.50 billion for a term of four years (plus two six-month extension options) and includes an accordion feature which permits the borrower to request increases in the size of the revolving loan facility by up to an additional $1.50 billion. The interest rate on the revolving credit facility is equal to the Secured Overnight Financing Rate ("SOFR") plus a margin that is determined based on the borrower’s long-term unsecured debt ratings and ratio of indebtedness to total asset value. At the time of the closing, the effective interest rate was SOFR plus a credit spread adjustment of 10 basis points plus a margin of 72.5 basis points. The Credit Agreement also incorporates sustainability-linked adjustments to the interest rate, which provide for upward or downward adjustments to the applicable margin if the Company achieves, or fails to achieve, certain specified targets based on Scope 1 and Scope 2 emission standards as set forth in the Credit Agreement. At the time of the closing, a 1 basis point downward sustainability-linked adjustment to the interest rate was applicable. The maturity date of the Credit Agreement is March 23, 2028 with the option to extend the expiration for two additional six month periods.

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	December 31, 2023
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2024	$12,398	133,580	250,000	395,978
2025	11,094	52,537	402,000	465,631
2026	11,426	147,847	200,000	359,273
2027	8,612	222,558	525,000	756,170
2028	7,011	36,570	300,000	343,581
Beyond 5 Years	8,070	106,130	1,750,000	1,864,200
Unamortized debt premium/(discount) and issuance costs	—	(8,640)	(22,244)	(30,884)
Total	$58,611	690,582	3,404,756	4,153,949
(1)
Includes unsecured public and private debt and unsecured credit facilities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

In connection with the acquisition of UBP on August 18, 2023, the Company completed the following debt transactions:

•
Assumed fixed rate debt of $130.0 million in the aggregate (including a mark to market debt discount of $13.6 million) that, on a property-by-property basis, encumbers 11 operating properties, and includes one unsecured note. This indebtedness has scheduled maturity dates ranging from August 2024 to June 2037, and accrues interest at rates ranging from 3.5% to 5.6% per annum.
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

The Company was in compliance as of December 31, 2023, with all financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities.

10.
Derivative Instruments

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

The following table summarizes the terms and fair values of the Company's derivative financial instruments, as well as their classification on the Consolidated Balance Sheets:

					Fair Value at December 31,
(in thousands)					Assets (Liabilities) (1)
Effective Date	Maturity Date	Notional Amount	Bank Pays Variable Rate of	Regency Pays Fixed Rate of	2023	2022
12/1/22	3/17/25	24,000	SOFR	1.443%	873	1,443
12/16/22	6/2/27	34,873	SOFR	2.261%	1,540	2,158
1/17/23(2)	8/15/24	13,033	SOFR	3.995%	196	-
7/17/17(2)	7/1/27	43,150	SOFR	1.498%	3,041	-
9/21/16(2)	10/1/26	8,768	SOFR	1.475%	526	-
8/16/18(2)	8/15/28	8,764	SOFR	4.830%	214	-
3/18/19(2)	4/1/29	23,078	SOFR	3.165%	473	-
2/1/22(2)	2/1/32	33,667	SOFR	3.053%	4,879	-
1/3/23(2)	7/1/29	10,944	SOFR	3.633%	861	-
1/3/23(2)	11/1/24	5,000	SOFR	3.705%	106	-
2/24/23	12/31/26	15,342	SOFR	4.229%	(212)	152
2/21/23	12/21/26	24,365	SOFR	1.684%	1,386	1,939
9/19/23	9/19/28	30,919	SOFR	4.314%	(1,008)	883
10/31/17(2)	10/1/24	6,025	SOFR	2.334%	118	-
12/1/23	12/1/26	13,000	SOFR	4.060%	(115)	-
Total derivative financial instruments					$12,878	6,575
(1)
Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.
(2)
Derivative instruments assumed as part of the UBP acquisitions.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of December 31, 2023, does not have any derivatives that are not designated as hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying Consolidated Financial Statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative				Location and Amount of Loss (Gain) Reclassified from AOCI into Income				Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Year ended December 31,				Year ended December 31,				Year ended December 31,
(in thousands)	2023	2022	2021		2023	2022	2021		2023	2022	2021
Interest rate swaps	$(2,448)	20,061	5,391	Interest expense, net	$(7,536)	833	4,141	Interest expense, net	$154,249	146,186	145,170
								Early extinguishment of debt	$(99)	—	—

As of December 31, 2023, the Company expects approximately $10.6 million of accumulated comprehensive income on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

11.
Fair Value Measurements
(a)
Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except for the following:

	December 31,
	2023		2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$2,109	2,109	$—	—
Financial liabilities:
Notes payable, net	$4,001,949	3,763,152	$3,726,754	3,333,378
Unsecured credit facilities	$152,000	152,000	$—	—

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of December 31, 2023 and 2022, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

December 31, 2023

(b)
Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment (income) loss in the accompanying Consolidated Statements of Operations, and include unrealized gains of $4.2 million for the year ended December 31, 2023, unrealized losses of $8.0 million for the year ended December 31, 2022 and unrealized gains of $1.7 million for the year ended December 31, 2021.

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2023
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities	$37,039	37,039	—	—
Available-for-sale debt securities	14,953	—	14,953	—
Interest rate derivatives	14,213	—	14,213	—
Total	$66,205	37,039	29,166	—
Liabilities:
Interest rate derivatives	$(1,335)	—	(1,335)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

	Fair Value Measurements as of December 31, 2022
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities	$40,089	40,089	—	—
Available-for-sale debt securities	14,492	—	14,492	—
Interest rate derivatives	6,575	—	6,575	—
Total	$61,156	40,089	21,067	—

During the year ended December 31, 2023 and December 31, 2022, there were no real estate assets re-measured to estimated fair value on a nonrecurring basis.

12.
Equity and Capital

UBP Acquisition

See Note 1 — Acquisition of Urstadt Biddle Properties Inc, for discussion regarding UBP acquisition.

Preferred Stock of the Parent Company

Terms and conditions of the preferred stock outstanding are summarized as follows:

	Preferred Stock Outstanding as of December 31, 2023
	Date of Issuance	Shares Issued and Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series A	8/18/2023	4,600,000	$115,000,000	6.250%	On demand
Series B	8/18/2023	4,400,000	110,000,000	5.875%	On or after 10/1/2024
		9,000,000	$225,000,000

Each series of Preferred Stock is non-voting, has no stated maturity and is redeemable for cash at $25.00 per share at the Company's option, except that the Parent Company Series B preferred stock is not redeemable until on or after October 1, 2024. The holders of the Preferred Stock have general preference rights over common stock holders with respect to liquidation and quarterly distributions. Except under certain limited conditions, holders of the Preferred Stock will not be entitled to vote. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Preferred Stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holders of the Preferred Stock will have the right to convert all or part of the shares of the Preferred Stock held by such holders on the applicable conversion date into a number of shares of Common Stock.

Dividends Declared

On February 7, 2024, the Board:

•
Declared a dividend on the Series A Preferred Stock, which will be paid at a rate of $0.390625 per share on April 30, 2024. The dividend will be payable to holders of record of the Series A Preferred Stock as of the close of business on April 15, 2024; and
•
Declared a dividend on the Series B Preferred Stock, which will be paid at a rate of $0.367200 per share on April 30, 2024 The dividend will be payable to holders of record of the Series B Preferred Stock as of the close of business on April 15, 2024.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

Common Stock of the Parent Company

Dividends Declared

On February 7, 2024, the Board declared a common stock dividend of $0.67 per share, payable on April 3, 2024, to shareholders of record as of March 13, 2024.

At the Market ("ATM") Program

Under the Parent Company's ATM program, as authorized by the Board, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. The timing of sales, if any, will be dependent on market conditions and other factors. No sales occurred under the ATM program during 2023. As of December 31, 2023, $500 million of common stock remained available for issuance under this ATM equity program.

Stock Repurchase Program

The Board has authorized a two-year common stock repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases, and/or in privately negotiated transactions (referred to as the "Repurchase Program"). The timing and price of stock repurchases, if any will be dependent upon market conditions and other factors. The stock repurchased, if not retired, would be treated as treasury stock. The Board's authorization for this Repurchase Program will expire on February 7, 2025, unless modified, extended or earlier terminated by the Board.

During the year ended December 31, 2023, the Company executed multiple trades to repurchase 349,519 common shares under the Repurchase Program for a total of $20.0 million at a weighted average price of $57.22 per share. All repurchased shares were retired on the respective settlement dates. At December 31, 2023, $230.0 million remained available under this Repurchase Program.

Preferred Units of the Operating Partnership

The number of Series A Preferred Units and Series B Preferred Units, respectively, issued by RCLP is equal to the number of Series A Preferred Stock and Series B Preferred Stock, respectively, issued by the Company.

Common Units of the Operating Partnership

Common Units are issued, or redeemed and retired, for each share of Parent Company stock issued or redeemed, or retired, as described above. During the year ended December 31, 2023, the Operating Partnership issued 520,589 exchangeable operating partnership units, valued at $31.3 million, as partial purchase price consideration for the acquisition of two properties. In addition, 3,340 Partnership Units were converted to Parent Company common stock, and 151,228 Partnership Units were converted to $9.2 million in cash at the Parent Company's election.

General Partners

The Parent Company, as general partner, owned the following Partnership Units outstanding:

	December 31,
(in thousands)	2023	2022
Partnership units owned by the general partner	184,581	171,125
Partnership units owned by the limited partners	1,108	741
Total partnership units outstanding	185,689	171,866
Percentage of partnership units owned by the general partner	99.4%	99.6%

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

13.
Stock-Based Compensation

The Company recorded stock-based compensation in General and administrative expenses in the accompanying Consolidated Statements of Operations, the components of which are further described below:

	Year ended December 31,
(in thousands)	2023	2022	2021
Restricted stock (1)	$17,277	16,667	12,651
Directors' fees paid in common stock and other employee stock grants	590	589	530
Capitalized stock-based compensation	(954)	(735)	(666)
Stock-based compensation, net of capitalization	$16,913	16,521	12,515
(1)
Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.

The Company established its Omnibus Incentive Plan (the "Plan") under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of the Parent Company's common stock or stock options. As of December 31, 2023, there were 4.1 million shares available for grant under the Plan.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

The following table summarizes non-vested restricted stock activity:

	Year ended December 31, 2023
	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Price
Non-vested as of December 31, 2022	711,699
Time-based awards granted (1) (4)	162,616		$66.62
Performance-based awards granted (2) (4)	15,882		$67.53
Market-based awards granted (3) (4)	129,305		$70.47
Change in market-based awards earned for performance (3)	36,483		$66.78
Vested (5)	(299,938)		$65.74
Forfeited	(1,529)		$65.38
Non-vested as of December 31, 2023 (6)	754,518	$50,553
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

	Year ended December 31,
	2023	2022	2021
Volatility	45.50%	43.10%	42.60%
Risk free interest rate	3.75%	1.39%	0.18%
(4)
The weighted-average grant price for restricted stock granted during the years is summarized below:

	Year ended December 31,
	2023	2022	2021
Weighted-average grant price for restricted stock	$68.28	$72.86	$46.55
(5)
The total intrinsic value of restricted stock vested during the years is summarized below (in thousands):

	Year ended December 31,
	2023	2022	2021
Intrinsic value of restricted stock vested	$19,717	$17,797	$10,939
(6)
As of December 31, 2023, there was $20.3 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years. The Company issues new restricted stock from its authorized shares available at the date of grant.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

14.
Saving and Retirement Plans

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees and permits participants to defer eligible compensation up to the maximum allowable amount determined by the IRS. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $5,000 of their eligible compensation, is fully vested and funded as of December 31, 2023. Additionally, an annual profit sharing contribution may be made, which are fully vested after three years in service. Costs for Company contributions to the plan totaled $5.3 million, $4.4 million, and $4.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

	Year ended December 31,
(in thousands)	2023	2022	Location in Consolidated Balance Sheets
Assets:
Securities	$31,852	36,163	Other assets
Liabilities:
Deferred compensation obligation	$31,770	36,085	Accounts payable and other liabilities

Realized and unrealized gains and losses on securities held in the NQDCP are recognized within Net investment (income) loss in the accompanying Consolidated Statements of Operations. Changes in participant obligations, which is based on changes in the value of their investment elections, is recognized within General and administrative expenses within the accompanying Consolidated Statements of Operations.

Investments in shares of the Company's common stock are included, at cost, as Treasury stock in the accompanying Consolidated Balance Sheets of the Parent Company and as a reduction of General partner capital in the accompanying Consolidated Balance Sheets of the Operating Partnership. The participant's deferred compensation liability attributable to the participants' investments in shares of the Company's common stock are included, at cost, within Additional paid in capital in the accompanying Consolidated Balance Sheets of the Parent Company and as a reduction of General partner capital in the accompanying Consolidated Balance Sheets of the Operating Partnership. Changes in participant account balances related to the Regency common stock fund are recorded directly within shareholders' equity.

15.
Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands, except per share data)	2023	2022	2021
Numerator:
Income attributable to common shareholders - basic	$359,500	482,865	361,411
Income attributable to common shareholders - diluted	$359,500	482,865	361,411
Denominator:
Weighted average common shares outstanding for basic EPS	176,085	171,404	170,236
Weighted average common shares outstanding for diluted EPS (1) (2)	176,371	171,791	170,694
Income per common share – basic	$2.04	2.82	2.12
Income per common share – diluted	$2.04	2.81	2.12
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of income to the common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted income per share calculations.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit ("EPU"):

	Year ended December 31,
(in thousands, except per share data)	2023	2022	2021
Numerator:
Income attributable to common unit holders - basic	$361,508	484,970	363,026
Income attributable to common unit holders - diluted	$361,508	484,970	363,026
Denominator:
Weighted average common units outstanding for basic EPU	177,038	172,152	170,998
Weighted average common units outstanding for diluted EPU (1) (2)	177,324	172,540	171,456
Income per common unit – basic	$2.04	2.82	2.12
Income per common unit – diluted	$2.04	2.81	2.12
(1)
Includes the dilutive impact of unvested restricted stock.
(2)
Using the treasury stock method, weighted average common shares outstanding for basic and diluted earnings per share exclude 1.0 million shares issuable under the forward ATM equity offering outstanding during 2021 as they would be anti-dilutive.

The effect of the assumed conversion of certain convertible units had an anti-dilutive effect upon the calculation of income to the common unit holders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted income per unit calculations.

16.
Commitments and Contingencies

Litigation

The Company is a party to litigation, and is subject to other disputes, in each case that arise in the ordinary course of business. While the outcome of any particular lawsuit or dispute cannot be predicted with certainty, in the opinion of management, the Company's currently pending litigation and disputes are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. Legal fees are expensed as incurred.

Environmental

The Company is subject to numerous environmental laws and regulations. With respect to applicability to the Company, these pertain primarily to chemicals historically used by certain current and former dry cleaning tenants, the existence of asbestos in older shopping centers, older underground petroleum storage tanks and other historic land uses. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations. The Company can give no assurance that existing environmental studies with respect to its shopping centers have revealed all potential environmental contaminants; that its estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to the Company; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; and that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an aggregate amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance subsidiary and to facilitate the construction of development projects. The Company had $8.5 million and $9.4 million in letters of credit outstanding as of December 31, 2023, and 2022, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2023

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages or Encumbrances
101 7th Avenue	$48,340	34,895	(57,260)	15,378	10,597	25,975	(1,818)	24,157	—
111 Kraft Avenue	1,220	3,932	—	1,220	3,932	5,152	(39)	5,113	—
1175 Third Avenue	40,560	25,617	866	40,560	26,483	67,043	(4,243)	62,800	—
1225-1239 Second Ave	23,033	17,173	(33)	23,033	17,140	40,173	(3,637)	36,536	—
200 Potrero	4,860	2,251	135	4,860	2,386	7,246	(535)	6,711	—
22 Crescent Road	2,198	272	(318)	2,152	—	2,152	—	2,152	—
25 Valley Drive	3,141	2,945	—	3,141	2,945	6,086	(37)	6,049	—
260-270 Sawmill Road	3,943	58	—	3,943	58	4,001	(1)	4,000	—
27 Purchase Street	903	2,239	—	903	2,239	3,142	(21)	3,121	—
321-323 Railroad Ave	3,044	2,414	1	3,044	2,415	5,459	(29)	5,430	—
410 South Broadway	2,372	1,603	—	2,372	1,603	3,975	(15)	3,960	—
470 Main Street	1,021	4,361	(1)	1,021	4,360	5,381	(70)	5,311	—
48 Purchase Street	1,214	4,414	6	1,214	4,420	5,634	(42)	5,592	—
4S Commons Town Center	30,760	35,830	3,021	30,812	38,799	69,611	(30,862)	38,749	(79,032)
530 Old Post Rd	1,673	552	—	1,673	552	2,225	(11)	2,214	—
6401 Roosevelt	2,685	934	288	2,685	1,222	3,907	(139)	3,768	—
7 Riversville	2,170	1,634	—	2,170	1,634	3,804	(20)	3,784	—
90 - 30 Metropolitan Avenue	16,614	24,171	343	16,614	24,514	41,128	(4,940)	36,188	—
91 Danbury Road	732	851	25	732	876	1,608	(220)	1,388	—
970 High Ridge Center	5,695	5,204	(1)	5,695	5,203	10,898	(67)	10,831	—
Airport Plaza	1,293	11,119	—	1,293	11,119	12,412	(119)	12,293	—
Alafaya Village	3,004	5,852	220	3,004	6,072	9,076	(1,398)	7,678	—
Alden Bridge	17,014	21,958	623	17,014	22,581	39,595	(2,363)	37,232	(26,000)
Aldi Square	6,394	1,704	—	6,394	1,704	8,098	(41)	8,057	—
Amerige Heights Town Center	10,109	11,288	1,591	10,109	12,879	22,988	(6,797)	16,191	—
Anastasia Plaza	9,065	—	1,270	3,338	6,997	10,335	(4,250)	6,085	—
Apple Valley Square	5,438	21,328	(33)	5,358	21,375	26,733	(2,788)	23,945	—
Arcadian Shopping Center	14,546	26,716	31	14,546	26,747	41,293	(298)	40,995	(13,033)
Ashford Place	2,584	9,865	1,278	2,584	11,143	13,727	(9,409)	4,318	—
Atlantic Village	4,282	18,827	2,145	4,868	20,386	25,254	(6,183)	19,071	—
Avenida Biscayne (fka Aventura Square)	88,098	20,771	764	89,657	19,976	109,633	(4,374)	105,259	—
Aventura Shopping Center	2,751	10,459	11,071	9,486	14,795	24,281	(5,369)	18,912	—
Baederwood Shopping Center	12,016	33,556	887	12,016	34,443	46,459	(2,158)	44,301	(24,365)
Balboa Mesa Shopping Center	23,074	33,838	14,113	27,758	43,267	71,025	(21,154)	49,871	—
Banco Popular Building	2,160	1,137	(1,294)	2,003	—	2,003	—	2,003	—
Belleview Square	8,132	9,756	5,081	8,323	14,646	22,969	(10,673)	12,296	—
Belmont Chase	13,881	17,193	(247)	14,372	16,455	30,827	(9,231)	21,596	—
Berkshire Commons	2,295	9,551	3,061	2,965	11,942	14,907	(9,854)	5,053	—
Bethany Park Place	4,832	12,405	532	4,832	12,937	17,769	(1,440)	16,329	(10,200)
Bethel Hub Center	1,738	3,918	88	1,738	4,006	5,744	(47)	5,697	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2023

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages or Encumbrances
Biltmore Shopping Center	4,632	3,766	11	4,632	3,777	8,409	(47)	8,362	—
Bird 107 Plaza	10,371	5,136	125	10,371	5,261	15,632	(1,452)	14,180	—
Bird Ludlam	42,663	38,481	1,126	42,663	39,607	82,270	(9,570)	72,700	—
Black Rock	22,251	20,815	587	22,251	21,402	43,653	(7,461)	36,192	(15,342)
Blakeney Town Center	82,411	89,165	3,178	82,425	92,329	174,754	(7,764)	166,990	—
Bloomfield Crossing	3,365	11,453	—	3,365	11,453	14,818	(137)	14,681	—
Bloomingdale Square	3,940	14,912	23,012	8,639	33,225	41,864	(13,921)	27,943	—
Blossom Valley	31,988	5,850	823	31,988	6,673	38,661	(901)	37,760	(22,300)
Boca Village Square	43,888	9,726	353	43,888	10,079	53,967	(3,389)	50,578	—
Boonton ACME Shopping Center	8,664	9,601	—	8,664	9,601	18,265	(139)	18,126	(10,585)
Boulevard Center	3,659	10,787	3,750	3,659	14,537	18,196	(9,678)	8,518	—
Boynton Lakes Plaza	2,628	11,236	5,218	3,606	15,476	19,082	(9,941)	9,141	—
Boynton Plaza	12,879	20,713	597	12,879	21,310	34,189	(5,343)	28,846	—
Brentwood Plaza	2,788	3,473	380	2,788	3,853	6,641	(1,999)	4,642	—
Briarcliff La Vista	694	3,292	785	694	4,077	4,771	(3,518)	1,253	—
Briarcliff Village	4,597	24,836	6,113	5,519	30,027	35,546	(22,604)	12,942	—
Brick Walk	25,299	41,995	2,258	25,299	44,253	69,552	(13,635)	55,917	(30,919)
BridgeMill Market	7,521	13,306	1,057	7,522	14,362	21,884	(4,303)	17,581	—
Bridgeton	3,033	8,137	621	3,067	8,724	11,791	(4,005)	7,786	—
Brighten Park	3,983	18,687	12,076	3,887	30,859	34,746	(23,089)	11,657	—
Broadway Plaza	40,723	42,170	2,015	40,723	44,185	84,908	(10,433)	74,475	—
Brooklyn Station on Riverside	7,019	8,688	353	6,998	9,062	16,060	(3,453)	12,607	—
Brookside Plaza	35,161	17,494	5,966	36,163	22,458	58,621	(7,166)	51,455	—
Buckhead Court	1,417	7,432	4,425	1,417	11,857	13,274	(10,379)	2,895	—
Buckhead Landing	45,502	16,642	(3,255)	42,552	16,337	58,889	(8,210)	50,679	—
Buckhead Station	70,411	36,518	937	70,448	37,418	107,866	(10,853)	97,013	—
Buckley Square	2,970	5,978	1,424	2,970	7,402	10,372	(5,222)	5,150	—
Caligo Crossing	2,459	4,897	163	2,546	4,973	7,519	(4,274)	3,245	—
Cambridge Square	774	4,347	604	774	4,951	5,725	(4,358)	1,367	—
Carmel Commons	2,466	12,548	5,844	3,422	17,436	20,858	(12,733)	8,125	—
Carmel ShopRite Plaza	5,828	15,321	—	5,828	15,321	21,149	(174)	20,975	—
Carriage Gate	833	4,974	3,233	1,302	7,738	9,040	(7,541)	1,499	—
Carytown Exchange	24,121	21,263	(44)	24,122	21,218	45,340	(4,162)	41,178	—
Cashmere Corners	3,187	9,397	686	3,187	10,083	13,270	(3,127)	10,143	—
Cedar Commons	4,704	16,748	140	4,704	16,888	21,592	(1,717)	19,875	—
Cedar Hill Shopping Center	7,266	9,372	35	7,280	9,393	16,673	(120)	16,553	(7,035)
Centerplace of Greeley III	6,661	11,502	244	4,607	13,800	18,407	(7,740)	10,667	—
Charlotte Square	1,141	6,845	1,511	1,141	8,356	9,497	(2,794)	6,703	—
Chasewood Plaza	4,612	20,829	5,947	6,886	24,502	31,388	(21,856)	9,532	—
Chastain Square	30,074	12,644	2,479	30,074	15,123	45,197	(5,178)	40,019	—
Cherry Grove	3,533	15,862	5,763	3,533	21,625	25,158	(14,466)	10,692	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2023

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages or Encumbrances
Chilmark Shopping Center	4,952	15,407	—	4,952	15,407	20,359	(168)	20,191	—
Chimney Rock	23,623	48,200	685	23,623	48,885	72,508	(18,914)	53,594	—
Circle Center West	22,930	9,028	304	22,930	9,332	32,262	(2,513)	29,749	—
Circle Marina Center	29,303	18,437	77	28,880	18,937	47,817	(2,642)	45,175	(24,000)
CityLine Market	12,208	15,839	464	12,306	16,205	28,511	(6,478)	22,033	—
CityLine Market Phase II	2,744	3,081	104	2,744	3,185	5,929	(1,136)	4,793	—
Clayton Valley Shopping Center	24,189	35,422	2,474	24,538	37,547	62,085	(30,482)	31,603	—
Clocktower Plaza Shopping Ctr	49,630	19,624	550	49,630	20,174	69,804	(5,041)	64,763	—
Clybourn Commons	15,056	5,594	499	15,056	6,093	21,149	(2,220)	18,929	—
Cochran's Crossing	13,154	12,315	2,839	13,154	15,154	28,308	(12,149)	16,159	—
Compo Acres Shopping Center	28,627	10,395	952	28,627	11,347	39,974	(2,735)	37,239	—
Concord Shopping Plaza	30,819	36,506	1,699	31,272	37,752	69,024	(8,597)	60,427	—
Copps Hill Plaza	29,515	40,673	2,473	29,514	43,147	72,661	(9,074)	63,587	(7,706)
Coral Reef Shopping Center	14,922	15,200	2,542	15,332	17,332	32,664	(4,734)	27,930	—
Corkscrew Village	8,407	8,004	899	8,407	8,903	17,310	(4,641)	12,669	—
Cornerstone Square	1,772	6,944	1,988	1,772	8,932	10,704	(7,179)	3,525	—
Corral Hollow	8,887	24,121	62	8,887	24,183	33,070	(1,649)	31,421	—
Corvallis Market Center	6,674	12,244	915	6,696	13,137	19,833	(8,297)	11,536	—
Cos Cob Commons	6,608	14,967	11	6,608	14,978	21,586	(163)	21,423	(13,142)
Cos Cob Plaza	4,030	4,225	—	4,030	4,225	8,255	(53)	8,202	(3,902)
Country Walk Plaza	18,713	20,373	421	18,713	20,794	39,507	(2,857)	36,650	(16,000)
Countryside Shops	17,982	35,574	13,746	23,175	44,127	67,302	(14,636)	52,666	—
Courtyard Shopping Center	5,867	4	3	5,867	7	5,874	(3)	5,871	—
Culver Center	108,841	32,308	3,391	108,841	35,699	144,540	(9,219)	135,321	—
Danbury Green	30,303	19,255	1,967	30,303	21,222	51,525	(4,970)	46,555	—
Danbury Square	6,592	23,543	542	6,592	24,085	30,677	(248)	30,429	—
Dardenne Crossing	4,194	4,005	803	4,343	4,659	9,002	(2,726)	6,276	—
Darinor Plaza	693	32,140	1,328	711	33,450	34,161	(8,335)	25,826	—
DeCicco's Plaza	8,890	23,368	30	8,890	23,398	32,288	(240)	32,048	—
Diablo Plaza	5,300	8,181	2,880	5,300	11,061	16,361	(7,125)	9,236	—
Dunwoody Hall	15,145	12,110	924	15,145	13,034	28,179	(1,255)	26,924	(13,800)
Dunwoody Village	3,342	15,934	7,519	3,342	23,453	26,795	(18,473)	8,322	—
East Meadow	12,325	21,378	715	12,267	22,151	34,418	(1,923)	32,495	—
East Meadow Plaza	13,135	25,070	(27)	13,137	25,041	38,178	(1,902)	36,276	—
East Pointe	1,730	7,189	2,622	1,941	9,600	11,541	(7,486)	4,055	—
East San Marco	4,663	14,313	(144)	4,519	14,313	18,832	(1,023)	17,809	—
Eastchester Plaza	5,017	7,379	20	5,017	7,399	12,416	(82)	12,334	—
Eastport	2,985	5,649	784	2,925	6,493	9,418	(568)	8,850	—
El Camino Shopping Center	7,600	11,538	15,728	10,328	24,538	34,866	(13,584)	21,282	—
El Cerrito Plaza	11,025	27,371	3,818	11,025	31,189	42,214	(15,804)	26,410	—
El Norte Pkwy Plaza	2,834	7,370	3,039	3,263	9,980	13,243	(7,042)	6,201	—
Emerson Plaza	8,615	7,835	65	8,641	7,874	16,515	(99)	16,416	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2023

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages or Encumbrances
Encina Grande	5,040	11,572	20,254	10,518	26,348	36,866	(17,639)	19,227	—
Fairfield Center	6,731	29,420	1,757	6,731	31,177	37,908	(9,194)	28,714	—
Fairfield Crossroads	9,982	9,796	(1)	9,982	9,795	19,777	(119)	19,658	—
Falcon Marketplace	1,340	4,168	507	1,246	4,769	6,015	(3,276)	2,739	—
Fellsway Plaza	30,712	7,327	10,350	34,924	13,465	48,389	(8,847)	39,542	(34,873)
Fenton Marketplace	2,298	8,510	(7,919)	512	2,377	2,889	(1,428)	1,461	—
Ferry Street Plaza	7,960	24,439	100	7,960	24,539	32,499	(258)	32,241	(8,796)
Fleming Island	3,077	11,587	3,735	3,111	15,288	18,399	(10,020)	8,379	—
Fountain Square	29,722	29,041	438	29,784	29,417	59,201	(14,462)	44,739	—
French Valley Village Center	11,924	16,856	543	11,822	17,501	29,323	(15,956)	13,367	—
Friars Mission Center	6,660	28,021	2,922	6,660	30,943	37,603	(19,452)	18,151	—
Gardens Square	2,136	8,273	894	2,136	9,167	11,303	(6,220)	5,083	—
Gateway Shopping Center	52,665	7,134	12,960	55,087	17,672	72,759	(20,577)	52,182	—
Gelson's Westlake Market Plaza	3,157	11,153	6,182	4,654	15,838	20,492	(10,315)	10,177	—
Glen Oak Plaza	4,103	12,951	1,826	4,124	14,756	18,880	(6,036)	12,844	—
Glenwood Village	1,194	5,381	613	1,194	5,994	7,188	(5,082)	2,106	—
Golden Hills Plaza	12,699	18,482	3,843	11,521	23,503	35,024	(13,838)	21,186	—
Goodwives Shopping Center	17,091	26,274	184	17,092	26,457	43,549	(282)	43,267	(23,078)
Grand Ridge Plaza	24,208	61,033	6,199	24,918	66,522	91,440	(32,434)	59,006	—
Greens Farms Plaza	4,831	3,138	(1)	4,831	3,137	7,968	(59)	7,909	—
Greenwich Commons	3,831	6,990	1	3,831	6,991	10,822	(72)	10,750	(4,866)
Greenwood Shopping Centre	7,777	24,829	1,079	7,777	25,908	33,685	(6,997)	26,688	—
H Mart Plaza	1,296	2,469	—	1,296	2,469	3,765	(24)	3,741	—
Hammocks Town Center	28,764	25,113	1,484	28,764	26,597	55,361	(7,202)	48,159	—
Hancock	8,232	28,260	(13,805)	4,692	17,995	22,687	(12,162)	10,525	—
Harpeth Village Fieldstone	2,284	9,443	947	2,284	10,390	12,674	(6,769)	5,905	—
Harrison Shopping Square	6,034	5,195	—	6,034	5,195	11,229	(71)	11,158	—
Hasley Canyon Village	17,630	8,231	65	17,630	8,296	25,926	(881)	25,045	(16,000)
Heritage 202 Center	1,694	5,901	(1)	1,694	5,900	7,594	(67)	7,527	—
Heritage Plaza	12,390	26,097	14,924	12,215	41,196	53,411	(22,818)	30,593	—
Hershey	7	808	12	7	820	827	(601)	226	—
Hewlett Crossing I & II	11,850	18,205	949	11,850	19,154	31,004	(3,806)	27,198	—
Hibernia Pavilion	4,929	5,065	244	4,929	5,309	10,238	(4,498)	5,740	—
High Ridge Center	26,078	21,460	4	26,078	21,464	47,542	(254)	47,288	(9,047)
Hillcrest Village	1,600	1,909	51	1,600	1,960	3,560	(1,245)	2,315	—
Hilltop Village	2,995	4,581	4,423	3,104	8,895	11,999	(5,268)	6,731	—
Hinsdale Lake Commons	5,734	16,709	12,058	8,343	26,158	34,501	(18,222)	16,279	—
Holly Park	8,975	23,799	2,334	8,828	26,280	35,108	(9,330)	25,778	—
Howell Mill Village	5,157	14,279	7,444	9,610	17,270	26,880	(9,115)	17,765	—
Hyde Park	9,809	39,905	11,630	9,971	51,373	61,344	(31,988)	29,356	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2023

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages or Encumbrances
Indian Springs Center	24,974	25,903	1,318	25,050	27,145	52,195	(9,052)	43,143	—
Indigo Square	8,087	9,849	(4)	8,087	9,845	17,932	(2,940)	14,992	—
Inglewood Plaza	1,300	2,159	1,283	1,300	3,442	4,742	(2,099)	2,643	—
Island Village	12,354	23,660	175	12,361	23,828	36,189	(1,721)	34,468	—
Keller Town Center	2,294	12,841	1,382	2,404	14,113	16,517	(8,293)	8,224	—
Kirkman Shoppes	9,364	26,243	787	9,367	27,027	36,394	(6,805)	29,589	—
Kirkwood Commons	6,772	16,224	1,479	6,802	17,673	24,475	(7,209)	17,266	—
Klahanie Shopping Center	14,451	20,089	441	14,451	20,530	34,981	(5,244)	29,737	—
Knotts Landing	2,062	23,536	—	2,062	23,536	25,598	(201)	25,397	—
Kroger New Albany Center	3,844	6,599	1,455	3,844	8,054	11,898	(6,789)	5,109	—
Lake Mary Centre	24,036	57,476	2,541	24,036	60,017	84,053	(16,636)	67,417	—
Lake Pine Plaza	2,008	7,632	1,286	2,029	8,897	10,926	(5,852)	5,074	—
Lakeview Shopping Center	6,341	22,296	313	6,341	22,609	28,950	(283)	28,667	(10,944)
Lebanon/Legacy Center	3,913	7,874	1,310	3,913	9,184	13,097	(7,333)	5,764	—
Littleton Square	2,030	8,859	(3,519)	2,433	4,937	7,370	(3,437)	3,933	—
Lloyd King Center	1,779	10,060	1,661	1,779	11,721	13,500	(7,766)	5,734	—
Lower Nazareth Commons	15,992	12,964	4,112	16,343	16,725	33,068	(14,163)	18,905	—
Main & Bailey	603	13,428	—	603	13,428	14,031	(174)	13,857	—
Mandarin Landing	7,913	27,230	658	7,913	27,888	35,801	(10,155)	25,646	—
Marine's Taste of Italy	420	1,266	—	420	1,266	1,686	(11)	1,675	—
Market at Colonnade Center	6,455	9,839	213	6,160	10,347	16,507	(6,063)	10,444	—
Market at Preston Forest	4,400	11,445	1,881	4,400	13,326	17,726	(8,790)	8,936	—
Market at Round Rock	2,000	9,676	6,329	1,996	16,009	18,005	(11,672)	6,333	—
Market at Springwoods Village	12,592	12,781	137	12,592	12,918	25,510	(4,984)	20,526	(3,750)
Marketplace at Briargate	1,706	4,885	399	1,727	5,263	6,990	(3,573)	3,417	—
McLean Plaza	12,527	12,039	22	12,527	12,061	24,588	(149)	24,439	(5,000)
Meadtown Shopping Center	9,961	15,328	5	9,961	15,333	25,294	(195)	25,099	(9,364)
Mellody Farm	35,628	66,847	(289)	35,628	66,558	102,186	(17,637)	84,549	—
Melrose Market	4,451	10,807	(370)	4,451	10,437	14,888	(1,773)	13,115	—
Midland Park Shopping Center	9,814	24,226	104	9,814	24,330	34,144	(283)	33,861	(17,722)
Millhopper Shopping Center	1,073	5,358	6,043	1,901	10,573	12,474	(8,252)	4,222	—
Mockingbird Commons	3,000	10,728	3,365	3,000	14,093	17,093	(8,806)	8,287	—
Monument Jackson Creek	2,999	6,765	1,411	2,999	8,176	11,175	(6,686)	4,489	—
Morningside Plaza	4,300	13,951	1,228	4,300	15,179	19,479	(9,699)	9,780	—
Murrayhill Marketplace	2,670	18,401	14,569	2,903	32,737	35,640	(20,011)	15,629	—
Naples Walk	18,173	13,554	2,322	18,173	15,876	34,049	(8,566)	25,483	—
New City PCSB Bank Pad	837	1,306	(1)	837	1,305	2,142	(14)	2,128	—
New Milford Plaza	7,955	18,349	54	7,955	18,403	26,358	(223)	26,135	—
Newberry Square	2,412	10,150	1,356	2,412	11,506	13,918	(10,204)	3,714	—
Newfield Green	22,993	7,778	9	22,993	7,787	30,780	(158)	30,622	(19,278)
Newland Center	12,500	10,697	8,913	16,276	15,834	32,110	(11,960)	20,150	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2023

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages or Encumbrances
Nocatee Town Center	10,124	8,691	8,962	11,045	16,732	27,777	(10,815)	16,962	—
Nohl Plaza	1,688	6,733	—	1,688	6,733	8,421	(91)	8,330	—
North Hills	4,900	19,774	4,471	4,900	24,245	29,145	(14,662)	14,483	—
Northgate Marketplace	5,668	13,727	38	4,995	14,438	19,433	(8,210)	11,223	—
Northgate Marketplace Ph II	12,189	30,171	126	12,189	30,297	42,486	(10,600)	31,886	—
Northgate Plaza (Maxtown Road)	1,769	6,652	4,983	2,840	10,564	13,404	(7,232)	6,172	—
Northgate Square	5,011	8,692	1,196	5,011	9,888	14,899	(5,557)	9,342	—
Northlake Village	2,662	11,284	5,876	2,662	17,160	19,822	(7,745)	12,077	—
Oakbrook Plaza	4,000	6,668	6,295	4,766	12,197	16,963	(7,003)	9,960	—
Oakleaf Commons	3,503	11,671	2,052	3,190	14,036	17,226	(9,223)	8,003	—
Oakshade Town Center	6,591	28,966	498	6,591	29,464	36,055	(12,717)	23,338	(4,085)
Ocala Corners	1,816	10,515	650	1,816	11,165	12,981	(6,152)	6,829	—
Old Greenwich CVS	3,704	2,065	—	3,704	2,065	5,769	(31)	5,738	(891)
Old St Augustine Plaza	2,368	11,405	13,514	3,455	23,832	27,287	(13,127)	14,160	—
Orange Meadows	4,984	16,731	569	4,984	17,300	22,284	(281)	22,003	—
Orangetown Shopping Center	4,716	15,472	106	4,718	15,576	20,294	(189)	20,105	(6,005)
Pablo Plaza	11,894	21,407	11,241	14,135	30,407	44,542	(9,583)	34,959	—
Paces Ferry Plaza	2,812	12,639	21,232	13,803	22,880	36,683	(14,913)	21,770	—
Panther Creek	14,414	14,748	6,165	15,212	20,115	35,327	(16,359)	18,968	—
Pavillion	15,626	22,124	1,517	15,626	23,641	39,267	(6,996)	32,271	—
Peartree Village	5,197	19,746	936	5,197	20,682	25,879	(15,171)	10,708	—
Pelham Manor Plaza	4,708	6,243	19	4,710	6,260	10,970	(65)	10,905	—
Persimmon Place	25,975	38,114	691	26,692	38,088	64,780	(17,940)	46,840	—
Pike Creek	5,153	20,652	9,595	5,873	29,527	35,400	(16,394)	19,006	—
Pine Island	21,086	28,123	3,780	21,086	31,903	52,989	(10,192)	42,797	—
Pine Lake Village	6,300	10,991	1,905	6,300	12,896	19,196	(8,395)	10,801	—
Pine Ridge Square	13,951	23,147	565	13,951	23,712	37,663	(5,819)	31,844	—
Pine Tree Plaza	668	6,220	1,038	668	7,258	7,926	(4,649)	3,277	—
Pinecrest Place	4,193	13,275	(165)	3,992	13,311	17,303	(3,560)	13,743	—
Plaza Escuela	24,829	104,395	4,047	24,829	108,442	133,271	(20,348)	112,923	—
Plaza Hermosa	4,200	10,109	3,881	4,202	13,988	18,190	(9,062)	9,128	—
Point 50	15,239	11,367	69	14,628	12,047	26,675	(2,273)	24,402	—
Point Royale Shopping Center	18,201	14,889	6,748	19,386	20,452	39,838	(7,643)	32,195	—
Pompton Lakes Towne Square	12,940	16,392	136	12,940	16,528	29,468	(194)	29,274	—
Post Road Plaza	15,240	5,196	176	15,240	5,372	20,612	(1,412)	19,200	—
Potrero Center	133,422	116,758	(88,645)	85,205	76,330	161,535	(15,070)	146,465	—
Powell Street Plaza	8,248	30,716	4,172	8,248	34,888	43,136	(20,033)	23,103	—
Powers Ferry Square	3,687	17,965	10,088	5,758	25,982	31,740	(22,479)	9,261	—
Powers Ferry Village	1,191	4,672	663	1,191	5,335	6,526	(4,415)	2,111	—
Prairie City Crossing	4,164	13,032	623	4,164	13,655	17,819	(7,785)	10,034	—
Preston Oaks	763	30,438	513	1,534	30,180	31,714	(5,281)	26,433	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2023

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages or Encumbrances
Prestonbrook	7,069	8,622	(593)	5,244	9,854	15,098	(8,167)	6,931	—
Prosperity Centre	11,682	26,215	750	11,681	26,966	38,647	(6,214)	32,433	—
Purchase Street Shops	466	1,388	1	466	1,389	1,855	(22)	1,833	—
Ralphs Circle Center	20,939	6,317	162	20,939	6,479	27,418	(2,080)	25,338	—
Red Bank Village	10,336	9,500	1,267	9,755	11,348	21,103	(4,948)	16,155	—
Regency Commons	3,917	3,616	371	3,917	3,987	7,904	(3,073)	4,831	—
Regency Square	4,770	25,191	7,003	5,060	31,904	36,964	(27,508)	9,456	—
Ridgeway Shopping Center	47,684	96,414	204	47,684	96,618	144,302	(969)	143,333	(43,150)
Rite Aid Plaza-Waldwick Plaza	1,774	5,753	10	1,774	5,763	7,537	(58)	7,479	—
Rivertowns Square	15,505	52,505	5,381	16,853	56,538	73,391	(10,252)	63,139	—
Rona Plaza	1,500	4,917	397	1,500	5,314	6,814	(3,632)	3,182	—
Roosevelt Square	40,371	32,108	7,587	40,382	39,684	80,066	(7,150)	72,916	—
Russell Ridge	2,234	6,903	1,684	2,234	8,587	10,821	(6,294)	4,527	—
Ryanwood Square	10,581	10,044	361	10,581	10,405	20,986	(3,525)	17,461	—
Sammamish-Highlands	9,300	8,075	8,945	9,592	16,728	26,320	(12,078)	14,242	—
San Carlos Marketplace	36,006	57,886	402	36,006	58,288	94,294	(11,710)	82,584	—
San Leandro Plaza	1,300	8,226	1,537	1,300	9,763	11,063	(5,971)	5,092	—
Sandy Springs	6,889	28,056	4,754	6,889	32,810	39,699	(12,255)	27,444	—
Sawgrass Promenade	10,846	12,525	1,105	10,846	13,630	24,476	(3,906)	20,570	—
Scripps Ranch Marketplace	59,949	26,334	1,045	59,949	27,379	87,328	(5,986)	81,342	—
Serramonte Center	390,106	172,652	95,691	416,509	241,940	658,449	(77,112)	581,337	—
Shaw's at Plymouth	3,968	8,367	—	3,968	8,367	12,335	(2,481)	9,854	—
Shelton Square	13,383	25,265	2,844	13,383	28,109	41,492	(362)	41,130	—
Sheridan Plaza	82,260	97,273	15,832	83,814	111,551	195,365	(25,907)	169,458	—
Sherwood Crossroads	2,731	6,360	920	2,454	7,557	10,011	(4,394)	5,617	—
Shiloh Springs	5,236	11,802	625	5,236	12,427	17,663	(1,394)	16,269	—
Shoppes @ 104	11,193	—	3,002	7,078	7,117	14,195	(4,159)	10,036	—
Shoppes at Homestead	5,420	9,450	2,490	5,420	11,940	17,360	(7,824)	9,536	—
Shoppes at Lago Mar	8,323	11,347	287	8,323	11,634	19,957	(3,457)	16,500	—
Shoppes at Sunlake Centre	16,643	15,091	6,360	18,001	20,093	38,094	(5,764)	32,330	—
Shoppes of Grande Oak	5,091	5,985	953	5,091	6,938	12,029	(6,045)	5,984	—
Shoppes of Jonathan's Landing	4,474	5,628	514	4,474	6,142	10,616	(1,634)	8,982	—
Shoppes of Oakbrook	20,538	42,992	402	20,538	43,394	63,932	(13,126)	50,806	—
Shoppes of Silver Lakes	17,529	21,829	1,933	17,529	23,762	41,291	(6,674)	34,617	—
Shoppes of Sunset	2,860	1,316	680	2,860	1,996	4,856	(482)	4,374	—
Shoppes of Sunset II	2,834	715	623	2,834	1,338	4,172	(363)	3,809	—
Shops at County Center	9,957	11,296	2,197	9,973	13,477	23,450	(12,136)	11,314	—
Shops at Erwin Mill	9,082	6,124	575	9,087	6,694	15,781	(4,316)	11,465	(10,000)
Shops at John's Creek	1,863	2,014	(63)	1,501	2,313	3,814	(1,701)	2,113	—
Shops at Mira Vista	11,691	9,026	739	11,691	9,765	21,456	(3,555)	17,901	(165)
Shops at Quail Creek	1,487	7,717	1,146	1,448	8,902	10,350	(4,938)	5,412	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2023

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages or Encumbrances
Shops at Saugus	19,201	17,984	555	18,811	18,929	37,740	(13,955)	23,785	—
Shops at Skylake	84,586	39,342	2,382	85,117	41,193	126,310	(12,523)	113,787	—
Shops at The Columbia	3,117	8,869	—	3,117	8,869	11,986	(627)	11,359	—
Shops on Main	17,020	27,055	16,431	18,534	41,972	60,506	(18,076)	42,430	—
Somers Commons	7,019	29,808	2,366	7,019	32,174	39,193	(343)	38,850	—
Sope Creek Crossing	2,985	12,001	3,482	3,332	15,136	18,468	(10,741)	7,727	—
South Beach Regional	28,188	53,405	1,383	28,188	54,788	82,976	(13,782)	69,194	—
South Pass Village	11,079	31,610	56	11,079	31,666	42,745	(361)	42,384	(20,144)
South Point	6,563	7,939	586	6,563	8,525	15,088	(2,430)	12,658	—
Southbury Green	26,661	34,325	7,247	29,743	38,490	68,233	(9,918)	58,315	—
Southcenter	1,300	12,750	2,350	1,300	15,100	16,400	(9,929)	6,471	—
Southpark at Cinco Ranch	18,395	11,306	7,531	21,438	15,794	37,232	(9,989)	27,243	—
SouthPoint Crossing	4,412	12,235	1,556	4,382	13,821	18,203	(8,865)	9,338	—
Staples Plaza-Yorktown Heights	7,131	47,704	268	7,131	47,972	55,103	(465)	54,638	—
Starke	71	1,683	13	71	1,696	1,767	(986)	781	—
Star's at Cambridge	31,082	13,520	(1)	31,082	13,519	44,601	(3,426)	41,175	—
Star's at Quincy	27,003	9,425	1	27,003	9,426	36,429	(2,887)	33,542	—
Star's at West Roxbury	21,973	13,386	282	21,973	13,668	35,641	(3,390)	32,251	—
Station Centre @ Old Greenwich	9,121	7,603	—	9,121	7,603	16,724	(110)	16,614	(6,770)
Sterling Ridge	12,846	12,162	1,660	12,846	13,822	26,668	(11,447)	15,221	—
Stroh Ranch	4,280	8,189	1,192	4,280	9,381	13,661	(7,573)	6,088	—
Suncoast Crossing	9,030	10,764	4,602	13,374	11,022	24,396	(9,744)	14,652	—
Sunny Valley Shops	2,820	5,055	31	2,820	5,086	7,906	(71)	7,835	—
Talega Village Center	22,415	12,054	86	22,415	12,140	34,555	(2,894)	31,661	—
Tamarac Town Square	12,584	9,221	1,503	12,584	10,724	23,308	(3,183)	20,125	—
Tanasbourne Market	3,269	10,861	(294)	3,149	10,687	13,836	(7,083)	6,753	—
Tanglewood Shopping Center	5,920	7,889	9	5,920	7,898	13,818	(100)	13,718	(3,163)
Tassajara Crossing	8,560	15,464	2,791	8,560	18,255	26,815	(11,227)	15,588	—
Tech Ridge Center	12,945	37,169	4,362	13,589	40,887	54,476	(20,180)	34,296	—
The Abbot	72,910	6,086	51,854	79,217	51,633	130,850	(2,904)	127,946	—
The Crossing Clarendon	154,932	126,328	54,813	161,278	174,795	336,073	(31,880)	304,193	—
The Dock-Dockside	20,974	49,185	2	20,974	49,187	70,161	(527)	69,634	(33,667)
The Field at Commonwealth	30,982	18,248	37	30,983	18,284	49,267	(9,071)	40,196	—
The Gallery at Westbury Plaza	108,653	216,771	4,150	108,653	220,921	329,574	(48,381)	281,193	—
The Hub Hillcrest Market	18,773	61,906	7,706	19,611	68,774	88,385	(23,007)	65,378	—
The Longmeadow Shops	5,451	23,738	15	5,451	23,753	29,204	(82)	29,122	(13,000)
The Marketplace	10,927	36,052	1,230	10,927	37,282	48,209	(8,304)	39,905	—
The Plaza at St. Lucie West	1,718	6,204	39	1,718	6,243	7,961	(1,515)	6,446	—
The Point at Garden City Park	741	9,764	5,889	2,559	13,835	16,394	(5,256)	11,138	—
The Pruneyard	112,136	86,918	2,810	112,136	89,728	201,864	(14,462)	187,402	(2,200)
The Shops at Hampton Oaks	843	372	(313)	297	605	902	(266)	636	—
The Village at Hunter's Lake	9,735	12,982	35	9,735	13,017	22,752	(2,929)	19,823	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2023

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages or Encumbrances
The Village at Riverstone	17,179	13,013	(111)	17,179	12,902	30,081	(3,838)	26,243	—
Town and Country	4,664	5,207	22	4,664	5,229	9,893	(2,110)	7,783	—
Town Square	883	8,132	739	883	8,871	9,754	(5,677)	4,077	—
Towne Centre at Somers	3,235	30,998	22	3,235	31,020	34,255	(326)	33,929	—
Treasure Coast Plaza	7,553	21,554	1,198	7,553	22,752	30,305	(5,975)	24,330	—
Tustin Legacy	13,829	23,922	42	13,828	23,965	37,793	(7,310)	30,483	—
Twin City Plaza	17,245	44,225	2,685	17,263	46,892	64,155	(22,416)	41,739	—
Twin Peaks	5,200	25,827	9,650	6,585	34,092	40,677	(19,041)	21,636	—
Unigold Shopping Center	5,490	5,144	6,637	5,561	11,710	17,271	(5,788)	11,483	—
University Commons	4,070	30,785	729	4,070	31,514	35,584	(10,327)	25,257	—
Valencia Crossroads	17,921	17,659	1,298	17,921	18,957	36,878	(17,499)	19,379	—
Valley Ridge Shopping Center	13,363	19,803	49	13,363	19,852	33,215	(238)	32,977	(16,775)
Valley Stream	13,297	16,241	533	13,887	16,184	30,071	(1,403)	28,668	—
Van Houten Plaza	2,178	2,747	—	2,178	2,747	4,925	(39)	4,886	—
Veterans Plaza	2,328	7,104	31	2,328	7,135	9,463	(85)	9,378	—
Village at La Floresta	13,140	20,559	(59)	13,156	20,484	33,640	(8,735)	24,905	—
Village at Lee Airpark	11,099	12,975	3,823	11,803	16,094	27,897	(14,880)	13,017	—
Village Center	3,885	14,131	10,047	5,480	22,583	28,063	(13,473)	14,590	—
Village Commons	312	5,950	114	312	6,064	6,376	(85)	6,291	—
Von's Circle Center	49,037	22,618	924	49,037	23,542	72,579	(6,091)	66,488	(4,273)
Wading River	14,969	18,641	634	14,915	19,329	34,244	(1,476)	32,768	—
Waldwick Plaza	1,724	5,824	—	1,724	5,824	7,548	(73)	7,475	—
Walker Center	3,840	7,232	4,094	3,878	11,288	15,166	(8,612)	6,554	—
Walmart Norwalk	20,394	21,261	9	20,394	21,270	41,664	(6,377)	35,287	—
Washington Commons	7,829	12,182	36	7,829	12,218	20,047	(150)	19,897	(8,766)
Waterstone Plaza	5,498	13,500	131	5,498	13,631	19,129	(3,544)	15,585	—
Welleby Plaza	1,496	7,787	2,338	1,496	10,125	11,621	(8,928)	2,693	—
Wellington Town Square	2,041	12,131	3,010	2,600	14,582	17,182	(7,916)	9,266	—
West Bird Plaza	12,934	18,594	339	15,386	16,481	31,867	(4,044)	27,823	—
West Chester Plaza	1,857	7,572	725	1,857	8,297	10,154	(6,979)	3,175	—
West Lake Shopping Center	10,561	9,792	447	10,561	10,239	20,800	(3,114)	17,686	—
West Park Plaza	5,840	5,759	3,003	5,840	8,762	14,602	(5,619)	8,983	—
Westbard Square	127,859	21,514	(8,648)	127,934	12,791	140,725	(12,024)	128,701	—
Westbury Plaza	116,129	51,460	6,901	117,832	56,658	174,490	(14,612)	159,878	(88,000)
Westchase	5,302	8,273	1,428	5,302	9,701	15,003	(4,971)	10,032	—
Westchester Commons	3,366	11,751	11,160	4,894	21,383	26,277	(11,182)	15,095	—
Westlake Village Plaza and Center	7,043	27,195	30,794	17,620	47,412	65,032	(36,156)	28,876	—
Westport Plaza	9,035	7,455	(29)	9,035	7,426	16,461	(2,271)	14,190	—
Westport Row	43,597	16,428	14,673	46,170	28,528	74,698	(7,180)	67,518	—
Westwood Village	19,933	25,301	(1,050)	18,979	25,205	44,184	(18,416)	25,768	—
Willa Springs	13,322	15,314	330	13,322	15,644	28,966	(1,358)	27,608	(16,700)

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2023

(in thousands)

	Initial Cost			Total Cost				Net Cost
Shopping Centers (1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Net of Accumulated Depreciation	Mortgages or Encumbrances
Williamsburg at Dunwoody	7,435	3,721	1,193	7,444	4,905	12,349	(1,763)	10,586	—
Willow Festival	1,954	56,501	3,641	1,976	60,120	62,096	(23,333)	38,763	—
Willow Oaks	6,664	7,908	(272)	6,294	8,006	14,300	(3,998)	10,302	—
Willows Shopping Center	51,964	78,029	3,414	51,992	81,415	133,407	(17,960)	115,447	—
Woodcroft Shopping Center	1,419	6,284	1,799	1,421	8,081	9,502	(5,807)	3,695	—
Woodman Van Nuys	5,500	7,195	384	5,500	7,579	13,079	(4,833)	8,246	—
Woodmen Plaza	7,621	11,018	1,441	7,621	12,459	20,080	(12,436)	7,644	—
Woodside Central	3,500	9,288	895	3,489	10,194	13,683	(6,498)	7,185	—
Corporate Assets	—	2,127	1,336	—	3,463	3,463	(1,489)	1,974	—
Land held for future development	11,323	—	(4,611)	6,712	—	6,712	—	6,712	—
Construction in progress	—	—	218,181	—	218,181	218,181	—	218,181	—
	$5,506,209	6,848,826	1,099,356	5,561,362	7,893,029	13,454,391	(2,691,386)	10,763,005	(757,833)

(1)
See "Item 2 - Properties" of this Report, for geographic location, year each operating property was acquired, and year constructed or last major renovation.
(2)
The negative balance for costs capitalized subsequent to acquisition could include out-parcels sold, provision for losses recorded, and demolition of part of the property for redevelopment.

See accompanying report of independent registered public accounting firm.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2023

(in thousands)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets, which are up to 40 years. The aggregate cost for federal income tax purposes was approximately $10.8 billion at December 31, 2023.

The changes in total real estate assets for the years ended December 31, 2023, 2022, and 2021 are as follows:

(in thousands)	2023	2022	2021
Beginning balance	$11,858,064	11,495,581	11,101,858
Acquired properties and land	1,445,428	224,653	479,708
Developments and improvements	206,085	171,629	172,012
Disposal of building and tenant improvements	(14,149)	(29,523)	(10,898)
Sale of properties	(19,366)	(4,276)	(107,090)
Properties held for sale	(21,671)	—	(50,873)
Provision for impairment	—	—	(89,136)
Ending balance	$13,454,391	11,858,064	11,495,581

The changes in accumulated depreciation for the years ended December 31, 2023, 2022, and 2021 are as follows:

(in thousands)	2023	2022	2021
Beginning balance	$2,415,860	2,174,963	1,994,108
Depreciation expense	293,705	270,520	253,437
Disposal of building and tenant improvements	(14,149)	(29,523)	(10,898)
Sale of properties	(569)	(100)	(28,715)
Accumulated depreciation related to properties held for sale	(3,461)	—	(28,110)
Provision for impairment	—	—	(4,859)
Ending balance	$2,691,386	2,415,860	2,174,963

See accompanying report of independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures (Regency Centers Corporation)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Parent Company's management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Parent Company's chief executive officer and chief financial officer concluded that as of December 31, 2023, the Parent Company's disclosure controls and procedures were effective to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Parent Company in the reports it files or submits is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Parent Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Parent Company's management concluded that its internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Controls

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Controls and Procedures (Regency Centers, L.P.)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Operating Partnership's management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the chief executive officer and chief financial officer of its general partner concluded that, as of December 31, 2023, the Operating Partnership's disclosure controls and procedures were effective to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Operating Partnership in the reports it files or submits is accumulated and communicated to management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Operating Partnership's management concluded that its internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Controls

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(ii) Mr. Stein adopted a new Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Stein’s Rule 10b5-1 Trading Plan, which expires on February 15, 2025, provides for the sale of up to 50,000 shares of common stock pursuant to multiple limit orders. On December 14, 2023, Mr. Stein sold 25,000 shares of common stock at $68.00 per share in accordance with this Rule 10b5-1 Trading Plan.

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

The foregoing summary of the terms of the Indemnification Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the “form of” Indemnification Agreement, a copy of which is incorporated by reference as Exhibit 10(k) herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2024 Annual Meeting of Shareholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

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

Item 11. Executive Compensation

Incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2024 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about securities that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

(as of December 31, 2023)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (3)
Equity compensation plans approved by security holders	—	$—	4,138,535
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	4,138,535
(1)
This column does not include 754,518 shares that may be issued pursuant to unvested restricted stock and performance share awards.
(2)
The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.
(3)
The Regency Centers Corporation Omnibus Incentive Plan, ("Omnibus Plan"), as approved by shareholders at our 2019 annual meeting, provides that an aggregate maximum of 5.6 million shares of our common stock are reserved for issuance under the Omnibus Plan.

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2024 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2024 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2024 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Financial Statements and Financial Statement Schedules:

Regency Centers Corporation and Regency Centers, L.P. 2023 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements within "Item 8. Financial Statements and Supplementary Data" of this Report.

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

(b)

Form of Amendment No. 1 to the Equity Distribution Agreement, dated November 13, 2018 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on November 14, 2018). The Amendment No.1 to each of the Equity Distribution Agreements, dated May 17, 2017, and listed in Exhibit 1 (a) are substantially identical in all material respects to the Form of Amendment No. 1 to the Equity Distribution Agreement, except for the identities of the parties, and have not been filed as exhibits to the Company’s 1934 Act reports pursuant to item 601 of Regulation S-K.

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

(f)

Equity Distribution Agreement, dated August 8, 2023, among Regency Centers Corporation, Regency Centers, L.P. and BNY Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on August 8, 2023).

(g)

Equity Distribution Agreement, dated August 8, 2023, among Regency Centers Corporation, Regency Centers, L.P. and BTIG, LLC. The Equity Distribution Agreements listed below are substantially identical in all material respects to the Equity Distribution Agreement, dated August 8, 2023, among Regency Centers Corporation, Regency Centers, L.P. and BTIG, LLC except for the identities of the parties, and have not been filed as exhibits to the Company’s 1934 Act reports pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed on August 8, 2023).

	(i)	Equity Distribution Agreement, dated August 8, 2023, among Regency Centers Corporation, Regency Centers, L.P. and Regions Securities LLC.

	(ii)	Equity Distribution Agreement, dated August 8, 2023, among Regency Centers Corporation, Regency Centers, L.P. and Truist Securities, Inc.

(h)

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

(i)

Forward Master Confirmation, dated August 8, 2023, by and between the Regency Centers Corporation and BNY Mellon Capital Markets LLC (incorporated by reference to Exhibit 1.3 to the Company’s Form 8-K filed on August 8, 2023).

(j)

Forward Master Confirmation, dated August 8, 2023, among Regency Centers Corporation and Nomura Global Financial Products, Inc (incorporated by reference to Exhibit 1.4 to the Company’s Form 8-K filed on August 8, 2023).

(k)

Forward Master Confirmation, dated August 8, 2023, among Regency Centers Corporation and Regions Securities LLC (incorporated by reference to Exhibit 1.5 to the Company’s Form 8-K filed on August 8, 2023).

	(l)	Forward Master Confirmation, dated August 8, 2023, among Regency Centers Corporation and Truist Bank (incorporated by reference to Exhibit 1.6 to the Company’s Form 8-K filed on August 8, 2023).

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

(c)

Articles of Amendment to the Company’s Restated Articles of Incorporation Designating the Preferences, Rights and Limitations of the Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 in Regency’s Form 8-A filed on August 17, 2023)

(d)

Articles of Amendment to the Company’s Restated Articles of Incorporation Deleting the Series 6 and Series 7 Cumulative Redeemable Preferred Stock Designations (incorporated by reference to Exhibit 3.5 in Regency’s Form 8-A filed on August 17, 2023)

	(e)	Amended and Restated Bylaws of Regency Centers Corporation (amendment is incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 5, 2022).

	(f)	Fifth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. , (incorporated by reference to Exhibit 3(d) to the Company's Form 10-K filed on February 19, 2014).

(g)

Amendment to the Fifth Amended and Restated Agreement of Limited Partnership Relating to the Series A Cumulative Redeemable Preferred Units, dated August 16, 2023 (incorporated by reference to Exhibit 3.4 in Regency’s Form 8-K filed on August 18, 2023)

(h)

Amendment to the Fifth Amended and Restated Agreement of Limited Partnership Relating to the Series B Cumulative Redeemable Preferred Units, dated August 16, 2023 (incorporated by reference to Exhibit 3.5 in Regency’s Form 8-K filed on August 18, 2023)

4.	Instruments Defining Rights of Security Holders

(a)

See Exhibits 3(a), 3(b), 3(c), 3(d) and 3(e) for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of security holders. See Exhibits 3(f), 3(g) and 3 (h) for provisions of the Partnership Agreement of Regency Centers, L.P. defining rights of security holders.

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

(vi)

Seventh Supplemental Indenture dated as of January 18, 2024 among Regency Centers, L.P., Regency Centers Corporation, as guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s 8-K filed on January 18, 2024).

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

~(k)

Form of Indemnification Agreement, in each case dated as of November 2, 2023, between Regency Centers Corporation (the Company”) and (1) each member of its Board of Directors of the Company and (2) each of Martin E. Stein, Jr. and Lisa Palmer (who are each also members of the Board), Michael J. Mas, Alan T. Roth, Nicholas A. Wibbenmeyer and each of the other executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2023).

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

(i)

Severance and Change of Control Agreement dated as of January 1, 2022, by and between Regency Center Corporation, Regency Centers, L.P. and Alan T. Roth (incorporated by reference to Exhibit 10 (m)(i) to the Company’s Form 10-K filed on February 17, 2023).

(ii)

Severance and Change of Control Agreement dated as of January 1, 2022, by and between Regency Center Corporation, Regency Centers, L.P. and Nicholas A. Wibbenmeyer (incorporated by reference to Exhibit 10 (m)(ii) to the Company’s Form 10-K filed on February 17, 2023).

(n)

Sixth Amended and Restated Credit Agreement, dated as of January 18, 2024, by and among Regency Centers, L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s 8-K filed on January 18, 2024).

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

19.	Insider Trading Policies and Procedures

21.	Subsidiaries of Regency Centers Corporation

22.	Subsidiary Guarantors and Issuers of Guaranteed Securities

23.	Consent of Independent Accountants

	23.1	Consent of KPMG LLP for Regency Centers Corporation and Regency Centers, L.P.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.

	31.2	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.

	31.3	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.

	31.4	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.

32.	Section 1350 Certifications.

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

	32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.

	32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.

	32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.

	32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.

97.	Restatement Clawback Policy of Regency Centers Corporation, effective as of November 15, 2023.

101.	Interactive Data Files

	101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH+	Inline XBRL Taxonomy Extension Schema with embedded linkbases document

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Submitted electronically with this Annual Report

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 16, 2024	REGENCY CENTERS CORPORATION

	By:	/s/ Lisa Palmer
Lisa Palmer, President and Chief Executive Officer

February 16, 2024	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Lisa Palmer
Lisa Palmer, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 16, 2024	/s/ Martin E. Stein, Jr.
Martin E. Stein. Jr., Executive Chairman of the Board

February 16, 2024	/s/ Lisa Palmer
Lisa Palmer, President, Chief Executive Officer, and Director

February 16, 2024	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

February 16, 2024	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

February 16, 2024	/s/ Bryce Blair
Bryce Blair, Director

February 16, 2024	/s/ C. Ronald Blankenship
C. Ronald Blankenship, Director

February 16, 2024	/s/ Kristin A. Campbell
Kristin A. Campbell, Director

February 16, 2024	/s/ Deirdre J. Evens
Deirdre J. Evens, Director

February 16, 2024	/s/ Thomas W. Furphy
Thomas W. Furphy, Director

February 16, 2024	/s/ Karin M. Klein
Karin M. Klein, Director

February 16, 2024	/s/ Peter Linneman
Peter Linneman, Director

February 16, 2024	/s/ David P. O'Connor
David P. O'Connor, Director

February 16, 2024	/s/ James H Simmons
James H. Simmons, Director