Form 10-Q
period 2024-03-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2024-05-03
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Regency Centers Corporation Yes ☐ No ☒ Regency Centers, L.P. Yes ☐ No ☒

The number of shares outstanding of Regency Centers Corporation's common stock was 184,779,092 as of May 1, 2024.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this "Report") combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2024, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The terms "the Company," "Regency Centers," "Regency," "we," "our," and "us" as used in this Report mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust ("REIT") and the general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management. The Operating Partnership's capital includes general and limited common partnership units ("Common Units"). As of March 31, 2024, the Parent Company owned approximately 99.4% of the Common Units in the Operating Partnership. The remaining Common Units, which are all limited Common Units, are owned by third party investors. In addition to the Common Units, the Operating Partnership has also issued two series of preferred units: the 6.250% Series A Cumulative Redeemable Preferred Units (the “Series A Preferred Units”) and the 5.875% Series B Cumulative Redeemable Preferred Units (the “Series B Preferred Units”). The Parent Company currently owns all of the Series A Preferred Units and Series B Preferred Units. The Series A Preferred Units and Series B Preferred Units are sometimes referred to collectively as the “Preferred Units."

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

March 31, 2024 and December 31, 2023

(in thousands, except share data)

	2024	2023
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$13,456,499	13,454,391
Less: accumulated depreciation	2,748,712	2,691,386
Real estate assets, net	10,707,787	10,763,005
Investments in sales-type lease, net	11,532	8,705
Investments in real estate partnerships	368,709	370,605
Net real estate investments	11,088,028	11,142,315
Properties held for sale, net	33,572	18,878
Cash, cash equivalents, and restricted cash, including $5,401 and $6,383 of restricted cash at March 31, 2024 and December 31, 2023, respectively	230,101	91,354
Tenant and other receivables, net	229,407	206,162
Deferred leasing costs, less accumulated amortization of $125,643 and $124,107 at March 31, 2024 and December 31, 2023, respectively	77,484	73,398
Acquired lease intangible assets, less accumulated amortization of $364,829 and $364,413 at March 31, 2024 and December 31, 2023, respectively	266,831	283,375
Right of use assets, net	326,047	328,002
Other assets	399,433	283,429
Total assets	$12,650,903	12,426,913
Liabilities and Equity
Liabilities:
Notes payable, net	$4,387,181	4,001,949
Unsecured credit facility	30,000	152,000
Accounts payable and other liabilities	344,641	358,612
Acquired lease intangible liabilities, less accumulated amortization of $202,474 and $211,067 at March 31, 2024 and December 31, 2023, respectively	389,908	398,302
Lease liabilities	245,235	246,063
Tenants' security, escrow deposits and prepaid rent	75,919	78,052
Total liabilities	5,472,884	5,234,978
Commitments and contingencies	—	—
Equity:
Shareholders' equity:
Preferred stock $0.01 par value per share, 30,000,000 shares authorized; 9,000,000 and shares issued and outstanding, in the aggregate, in Series A and Series B at March 31, 2024 and December 31, 2023 with liquidation preference of $25 per share	225,000	225,000
Common stock $0.01 par value per share, 220,000,000 shares authorized; 184,774,486 and 184,581,070 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,848	1,846
Treasury stock at cost, 452,690 and 448,140 shares held at March 31, 2024 and December 31, 2023, respectively	(26,321)	(25,488)
Additional paid-in-capital	8,703,756	8,704,240
Accumulated other comprehensive income (loss)	4,465	(1,308)
Distributions in excess of net income	(1,889,037)	(1,871,603)
Total shareholders' equity	7,019,711	7,032,687
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $66,587 and $74,199 at March 31, 2024 and December 31, 2023, respectively	41,606	42,195
Limited partners' interests in consolidated partnerships	116,702	117,053
Total noncontrolling interests	158,308	159,248
Total equity	7,178,019	7,191,935
Total liabilities and equity	$12,650,903	12,426,913

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2024	2023
Revenues:
Lease income	$353,106	308,801
Other property income	4,350	3,138
Management, transaction, and other fees	6,396	6,038
Total revenues	363,852	317,977
Operating expenses:
Depreciation and amortization	97,585	82,707
Property operating expense	63,274	51,022
Real estate taxes	44,307	38,477
General and administrative	26,132	25,280
Other operating expenses (income)	2,643	(497)
Total operating expenses	233,941	196,989
Other expense, net:
Interest expense, net	42,868	36,393
Gain on sale of real estate, net of tax	(11,403)	(250)
Loss on early extinguishment of debt	180	—
Net investment income	(2,431)	(1,727)
Total other expense, net	29,214	34,416
Income before equity in income of investments in real estate partnerships	100,697	86,572
Equity in income of investments in real estate partnerships	11,961	11,916
Net income	112,658	98,488
Noncontrolling interests:
Exchangeable operating partnership units	(642)	(420)
Limited partners' interests in consolidated partnerships	(2,242)	(787)
Net income attributable to noncontrolling interests	(2,884)	(1,207)
Net income attributable to the Company	109,774	97,281
Preferred stock dividends	(3,413)	—
Net income attributable to common shareholders	$106,361	97,281

Net income per common share - basic	$0.58	0.57
Net income per common share - diluted	$0.58	0.57

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended March 31,
	2024	2023
Net income	$112,658	98,488
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	8,593	(2,736)
Reclassification adjustment of derivative instruments included in net income	(2,367)	(1,492)
Unrealized (loss) gain on available-for-sale debt securities	(119)	192
Other comprehensive income (loss)	6,107	(4,036)
Comprehensive income	118,765	94,452
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	2,884	1,207
Other comprehensive income (loss) attributable to noncontrolling interests	334	(403)
Comprehensive income attributable to noncontrolling interests	3,218	804
Comprehensive income attributable to the Company	$115,547	93,648

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended March 31, 2024 and 2023

(in thousands, except per share data)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	1,711	(24,461)	7,877,152	7,560	(1,764,977)	6,096,985	34,489	46,565	81,054	6,178,039
Net income	—	—	—	—	—	97,281	97,281	420	787	1,207	98,488
Other comprehensive loss
Other comprehensive income before reclassification	—	—	—	—	(2,316)	—	(2,316)	(11)	(217)	(228)	(2,544)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	(1,317)	—	(1,317)	(5)	(170)	(175)	(1,492)
Deferred compensation plan, net	—	—	(1,238)	1,238	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	4,817	—	—	4,819	—	—	—	4,819
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	—	(6,920)	—	—	(6,920)	—	—	—	(6,920)
Common stock repurchased and retired	—	(3)	—	(20,003)	—	—	(20,006)	—	—	—	(20,006)
Common stock issued under dividend reinvestment plan	—	—	—	142	—	—	142	—	—	—	142
Contributions from partners	—	—	—	—	—	—	—	—	1,777	1,777	1,777
Distributions to partners	—	—	—	—	—	—	—	—	(1,039)	(1,039)	(1,039)
Cash dividends declared:
Common stock/unit ($0.650 per share)	—	—	—	—	—	(111,347)	(111,347)	(482)	—	(482)	(111,829)
Balance at March 31, 2023	$—	1,710	(25,699)	7,856,426	3,927	(1,779,043)	6,057,321	34,411	47,703	82,114	6,139,435

Balance at December 31, 2023	$225,000	$1,846	(25,488)	8,704,240	(1,308)	(1,871,603)	7,032,687	42,195	117,053	159,248	7,191,935
Net income	—	—	—	—	—	109,774	109,774	642	2,242	2,884	112,658
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	7,987	—	7,987	48	439	487	8,474
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(2,214)	—	(2,214)	(13)	(140)	(153)	(2,367)
Deferred compensation plan, net	—	—	(833)	833	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	6,574	—	—	6,576	—	—	—	6,576
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	—	(8,578)	—	—	(8,578)	—	—	—	(8,578)
Common stock issued under dividend reinvestment plan	—	—	—	158	—	—	158	—	—	—	158
Common stock issued for exchangeable operating partnership units	—	—	—	529	—	—	529	(529)	—	(529)	—
Contributions from partners	—	—	—	—	—	—	—	—	1,472	1,472	1,472
Distributions to partners	—	—	—	—	—	—	—	—	(4,364)	(4,364)	(4,364)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(3,413)	(3,413)	—	—	—	(3,413)
Common stock ($0.670 per share/unit)	—	—	—	—	—	(123,795)	(123,795)	(737)	—	(737)	(124,532)
Balance at March 31, 2024	$225,000	1,848	(26,321)	8,703,756	4,465	(1,889,037)	7,019,711	41,606	116,702	158,308	7,178,019

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2024 and 2023

(in thousands)

(unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$112,658	98,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,585	82,707
Amortization of deferred loan costs and debt premiums	2,762	1,490
Accretion of above and below market lease intangibles, net	(5,287)	(5,478)
Stock-based compensation, net of capitalization	6,294	4,810
Equity in income of investments in real estate partnerships	(11,961)	(11,916)
Gain on sale of real estate, net of tax	(11,403)	(250)
Loss on early extinguishment of debt	180	—
Distribution of earnings from investments in real estate partnerships	16,960	14,524
Deferred compensation expense	2,089	1,448
Realized and unrealized gain on investments	(2,358)	(1,674)
Changes in assets and liabilities:
Tenant and other receivables	1,220	6,710
Deferred leasing costs	(3,714)	(672)
Other assets	(15,724)	(12,631)
Accounts payable and other liabilities	(19,410)	(20,858)
Tenants' security, escrow deposits and prepaid rent	(2,133)	5,401
Net cash provided by operating activities	167,758	162,099
Cash flows from investing activities:
Real estate development and capital improvements	(60,850)	(44,569)
Proceeds from sale of real estate	30,033	3,603
Proceeds from property insurance casualty claims	4,110	—
Issuance of notes receivable	(29,830)	—
Collection of notes receivable	1,561	—
Investments in real estate partnerships	(4,156)	(604)
Return of capital from investments in real estate partnerships	3,152	—
Dividends on investment securities	122	187
Acquisition of investment securities	(92,527)	(2,171)
Proceeds from sale of investment securities	6,049	4,504
Net cash used in investing activities	(142,336)	(39,050)
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(8,730)	(7,066)
Common shares repurchased through share repurchase program	—	(20,006)
Proceeds from sale of treasury stock	210	2
Contributions from limited partners in consolidated partnerships	1,472	738
Distributions to limited partners in consolidated partnerships	(4,364)	—
Distributions to exchangeable operating partnership unit holders	(742)	(482)
Dividends paid to common shareholders	(123,507)	(111,085)
Dividends paid to preferred shareholders	(3,413)	—
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	398,468	—
Proceeds from unsecured credit facilities	132,419	115,000
Repayment of unsecured credit facilities	(254,419)	(85,000)
Proceeds from notes payable	—	15,500
Repayment of notes payable	(7,597)	(28,306)
Scheduled principal payments	(3,183)	(2,836)
Payment of loan costs	(13,289)	(141)
Net cash provided by (used in) financing activities	113,325	(123,682)
Net increase (decrease) in cash and cash equivalents and restricted cash	138,747	(633)
Cash and cash equivalents and restricted cash at beginning of the period	91,354	68,776
Cash and cash equivalents and restricted cash at end of the period	$230,101	68,143

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the three months ended March 31, 2024 and 2023

(in thousands)

(unaudited)

	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,656 and $1,250 in 2024 and 2023, respectively)	$47,981	44,107
Cash paid for income taxes, net of refunds	$6,070	112
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$126,807	111,829
Right of use assets obtained in exchange for new operating lease liabilities	$829	—
Sale of leased asset in exchange for net investment in sales-type lease	$703	—
Common stock issued for partnership units exchanged	$529	—
Change in accrued capital expenditures	$1,619	10,596
Common stock issued under dividend reinvestment plan	$158	142
Stock-based compensation capitalized	$434	155
Contributions from limited partners in consolidated partnerships	$231	—
Common stock issued for dividend reinvestment in trust	$301	303
Contribution of stock awards into trust	$1,048	1,201
Distribution of stock held in trust	$476	265
Change in fair value of securities	$118	243

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

March 31, 2024 and December 31, 2023

(in thousands, except unit data)

	2024	2023
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$13,456,499	13,454,391
Less: accumulated depreciation	2,748,712	2,691,386
Real estate assets, net	10,707,787	10,763,005
Investments in sales-type lease, net	11,532	8,705
Investments in real estate partnerships	368,709	370,605
Net real estate investments	11,088,028	11,142,315
Properties held for sale, net	33,572	18,878
Cash, cash equivalents, and restricted cash, including $5,401 and $6,383 of restricted cash at March 31, 2024 and December 31, 2023, respectively	230,101	91,354
Tenant and other receivables, net	229,407	206,162
Deferred leasing costs, less accumulated amortization of $125,643 and $124,107 at March 31, 2024 and December 31, 2023, respectively	77,484	73,398
Acquired lease intangible assets, less accumulated amortization of $364,829 and $364,413 at March 31, 2024 and December 31, 2023, respectively	266,831	283,375
Right of use assets, net	326,047	328,002
Other assets	399,433	283,429
Total assets	$12,650,903	12,426,913
Liabilities and Capital
Liabilities:
Notes payable, net	$4,387,181	4,001,949
Unsecured credit facility	30,000	152,000
Accounts payable and other liabilities	344,641	358,612
Acquired lease intangible liabilities, less accumulated amortization of $202,474 and $211,067 at March 31, 2024 and December 31, 2023, respectively	389,908	398,302
Lease liabilities	245,235	246,063
Tenants' security, escrow deposits and prepaid rent	75,919	78,052
Total liabilities	5,472,884	5,234,978
Commitments and contingencies	—	—
Capital:
Partners' capital:
Preferred units $0.01 par value per unit, 30,000,000 units authorized; 9,000,000 units issued and outstanding, in the aggregate, in Series A and Series B at March 31, 2024 and December 31, 2023 with liquidation preference of $25 per unit	225,000	225,000
General partner's common units, 184,774,486 and 184,581,070 units issued and outstanding at March 31, 2024 and December 31, 2023, respectively	6,790,246	6,808,995
Limited partners' common units, 1,099,516 and 1,107,454 units issued and outstanding at March 31, 2024 and December 31, 2023 respectively	41,606	42,195
Accumulated other comprehensive income (loss)	4,465	(1,308)
Total partners' capital	7,061,317	7,074,882
Noncontrolling interest: Limited partners' interests in consolidated partnerships	116,702	117,053
Total capital	7,178,019	7,191,935
Total liabilities and capital	$12,650,903	12,426,913

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended March 31,
	2024	2023
Revenues:
Lease income	$353,106	308,801
Other property income	4,350	3,138
Management, transaction, and other fees	6,396	6,038
Total revenues	363,852	317,977
Operating expenses:
Depreciation and amortization	97,585	82,707
Property operating expense	63,274	51,022
Real estate taxes	44,307	38,477
General and administrative	26,132	25,280
Other operating expenses (income)	2,643	(497)
Total operating expenses	233,941	196,989
Other expense, net:
Interest expense, net	42,868	36,393
Gain on sale of real estate, net of tax	(11,403)	(250)
Loss on early extinguishment of debt	180	—
Net investment income	(2,431)	(1,727)
Total other expense, net	29,214	34,416
Income before equity in income of investments in real estate partnerships	100,697	86,572
Equity in income of investments in real estate partnerships	11,961	11,916
Net income	112,658	98,488
Limited partners' interests in consolidated partnerships	(2,242)	(787)
Net income attributable to the Partnership	110,416	97,701
Preferred unit distributions	(3,413)	—
Net income attributable to common unit holders	$107,003	97,701

Net income per common unit - basic	$0.58	0.57
Net income per common unit - diluted	$0.58	0.57

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended March 31,
	2024	2023
Net income	$112,658	98,488
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	8,593	(2,736)
Reclassification adjustment of derivative instruments included in net income	(2,367)	(1,492)
Unrealized (loss) gain on available-for-sale debt securities	(119)	192
Other comprehensive income (loss)	6,107	(4,036)
Comprehensive income	118,765	94,452
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	2,242	787
Other comprehensive income (loss) attributable to noncontrolling interests	299	(387)
Comprehensive income attributable to noncontrolling interests	2,541	400
Comprehensive income attributable to the Partnership	$116,224	94,052

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended March 31, 2024 and 2023

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests in Limited Partners' Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2022	$6,089,425	34,489	7,560	6,131,474	46,565	6,178,039
Net income	97,281	420	—	97,701	787	98,488
Other comprehensive loss
Other comprehensive loss before reclassification	—	(11)	(2,316)	(2,327)	(217)	(2,544)
Amounts reclassified from accumulated other comprehensive loss	—	(5)	(1,317)	(1,322)	(170)	(1,492)
Contributions from partners	—	—	—	—	1,777	1,777
Distributions to partners	(111,347)	(482)	—	(111,829)	(1,039)	(112,868)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	4,819	—	—	4,819	—	4,819
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(20,006)	—	—	(20,006)	—	(20,006)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(6,778)	—	—	(6,778)	—	(6,778)
Balance at March 31, 2023	$6,053,394	34,411	3,927	6,091,732	47,703	6,139,435

Balance at December 31, 2023	$7,033,995	42,195	(1,308)	7,074,882	117,053	7,191,935
Net income	109,774	642	—	110,416	2,242	112,658
Other comprehensive income
Other comprehensive income before reclassification	—	48	7,987	8,035	439	8,474
Amounts reclassified from accumulated other comprehensive income	—	(13)	(2,214)	(2,227)	(140)	(2,367)
Contributions from partners	—	—	—	—	1,472	1,472
Distributions to partners	(123,795)	(737)	—	(124,532)	(4,364)	(128,896)
Preferred unit distributions	(3,413)	—	—	(3,413)	—	(3,413)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	6,576	—	—	6,576	—	6,576
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(8,420)	—	—	(8,420)	—	(8,420)
Exchangeable operating partnership units converted to common stock of Parent Company	529	(529)	—	—	—	—
Balance at March 31, 2024	$7,015,246	41,606	4,465	7,061,317	116,702	7,178,019

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2024 and 2023

(in thousands)

(unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$112,658	98,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,585	82,707
Amortization of deferred loan costs and debt premiums	2,762	1,490
(Accretion) and amortization of above and below market lease intangibles, net	(5,287)	(5,478)
Stock-based compensation, net of capitalization	6,294	4,810
Equity in income of investments in real estate partnerships	(11,961)	(11,916)
Gain on sale of real estate, net of tax	(11,403)	(250)
Loss on early extinguishment of debt	180	—
Distribution of earnings from investments in real estate partnerships	16,960	14,524
Deferred compensation expense	2,089	1,448
Realized and unrealized gain on investments	(2,358)	(1,674)
Changes in assets and liabilities:
Tenant and other receivables	1,220	6,710
Deferred leasing costs	(3,714)	(672)
Other assets	(15,724)	(12,631)
Accounts payable and other liabilities	(19,410)	(20,858)
Tenants' security, escrow deposits and prepaid rent	(2,133)	5,401
Net cash provided by operating activities	167,758	162,099
Cash flows from investing activities:
Real estate development and capital improvements	(60,850)	(44,569)
Proceeds from sale of real estate	30,033	3,603
Proceeds from property insurance casualty claims	4,110	—
Issuance of notes receivable	(29,830)	—
Collection of notes receivable	1,561	—
Investments in real estate partnerships	(4,156)	(604)
Return of capital from investments in real estate partnerships	3,152	—
Dividends on investment securities	122	187
Acquisition of investment securities	(92,527)	(2,171)
Proceeds from sale of investment securities	6,049	4,504
Net cash used in investing activities	(142,336)	(39,050)
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	(8,730)	(7,066)
Common units repurchased through share repurchase program	—	(20,006)
Proceeds from sale of treasury stock	210	2
Contributions from limited partners in consolidated partnerships	1,472	738
Distributions to limited partners in consolidated partnerships	(4,364)	—
Distributions to partners	(124,249)	(111,567)
Dividends paid to preferred unit holders	(3,413)	—
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	398,468	—
Proceeds from unsecured credit facilities	132,419	115,000
Repayment of unsecured credit facilities	(254,419)	(85,000)
Proceeds from notes payable	—	15,500
Repayment of notes payable	(7,597)	(28,306)
Scheduled principal payments	(3,183)	(2,836)
Payment of loan costs	(13,289)	(141)
Net cash provided by (used in) financing activities	113,325	(123,682)
Net increase (decrease) in cash and cash equivalents and restricted cash	138,747	(633)
Cash and cash equivalents and restricted cash at beginning of the period	91,354	68,776
Cash and cash equivalents and restricted cash at end of the period	$230,101	68,143

See accompanying notes to consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2024 and 2023

(in thousands)

(unaudited)

	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,656 and $1,250 in 2024 and 2023, respectively)	$47,981	44,107
Cash paid for income taxes, net of refunds	$6,070	112
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$126,807	111,829
Right of use assets obtained in exchange for new operating lease liabilities	$829	—
Sale of leased asset in exchange for net investment in sales-type lease	$703	—
Common stock issued by Parent Company for partnership units exchanged	$529	—
Change in accrued capital expenditures	$1,619	10,596
Common stock issued by Parent Company for dividend reinvestment plan	$158	142
Stock-based compensation capitalized	$434	155
Contributions from limited partners in consolidated partnerships	$231	—
Common stock issued for dividend reinvestment in trust	$301	303
Contribution of stock awards into trust	$1,048	1,201
Distribution of stock held in trust	$476	265
Change in fair value of securities	$118	243

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2024

1.	Organization and Significant Accounting Policies

General

Regency Centers Corporation (the "Parent Company") began its operations as a REIT in 1993 and is the general partner of Regency Centers, L.P. (the "Operating Partnership"). The Parent Company primarily engages in the ownership, management, leasing, acquisition, development, and redevelopment of shopping centers through the Operating Partnership and has no other assets other than through its investment in the Operating Partnership. Its only liabilities are $200 million of unsecured private placement notes, which are co-issued and guaranteed by the Operating Partnership. The Parent Company guarantees all of the unsecured debt of the Operating Partnership.

As of March 31, 2024, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 381 properties and held partial interests in an additional 101 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

Basis of Presentation

The information included in this Report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as certain disclosures in this Report that would duplicate those included in such Annual Report on Form 10-K are not included in these consolidated financial statements. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Acquisition of Urstadt Biddle Properties Inc.

On August 18, 2023, the Company acquired Urstadt Biddle Properties Inc. ("UBP") which was accounted for as an asset acquisition. Under the terms of the merger agreement, each share of Urstadt Biddle common stock and Urstadt Biddle Class A common stock was converted into 0.347 of a share of common stock of the Parent Company. Additionally, each share of UBP’s 6.25% Series H Cumulative Redeemable Preferred Stock and 5.875% Series K Cumulative Redeemable Preferred Stock was converted into one share of Parent Company Series A preferred stock and Parent Company Series B preferred stock, respectively.

As a result of the acquisition, the Company acquired 74 properties representing 5.3 million square feet of GLA, including 10 properties held through real estate partnerships. See the Company's audited Annual Report on Form 10-K for the year ended December 31, 2023 for further disclosure regarding the acquisition transaction.

Risks and Uncertainties

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent continue to be influenced by current economic challenges, which may impact their cost of doing business, including but not limited to the impact of inflation, the cost and availability of labor, increasing energy prices and interest rates, and access to credit. Additionally, geopolitical and macroeconomic challenges, including the war involving Russia and Ukraine, current Middle East conflicts and wars, and the economic conflicts with China, as well as the slowing of its economy, could impact aspects of the U.S. economy and, therefore, consumer spending. The policies implemented by the U.S. government to address these and related issues, including changes by the Board of Governors of the Federal Reserve System of its benchmark federal funds rate, increases in federal government spending, and economic sanctions and tariffs, could result in adverse impacts on the U.S. economy, including a slowing of growth and potentially a recession, thereby impacting consumer spending, tenants' businesses, and/or decreasing future demand for space in shopping centers. The potential impact of current macroeconomic and geopolitical challenges on the Company's financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties. See Item 1A of Part I of the Company's Annual Report on Form 10-K for a more detailed discussion of the Risk Factors potentially impacting the Company's business and results of operations.

Consolidation

The Company consolidates properties that are wholly-owned, and properties where it owns less than 100% but holds a controlling financial interest in the partnerships. Controlling financial interest is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities ("VIEs") and voting interest entities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2024

Ownership of the Parent Company

The Parent Company has a single class of common stock and two series of preferred stock outstanding.

Ownership of the Operating Partnership

The Operating Partnership's capital includes Common Units and Preferred Units. As of March 31, 2024, the Parent Company owned approximately 99.4% of the outstanding Common Units, with the remaining Common Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). The Parent Company currently owns all of the Preferred Units.

Real Estate Partnerships

As of March 31, 2024, Regency held partial ownership interests in 119 properties through real estate partnerships, of which 18 are consolidated. Regency's partners include institutional investors, real estate developers and/or operators, and passive investors (the "Partners" or "Limited Partners"). These partnerships have been established to own and operate real estate properties. The Company’s involvement with these entities is through its ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. Regency has variable interests in these entities through its equity ownership, with Regency being the primary beneficiary in certain of these real estate partnerships. Regency consolidates the partnerships into its financial statements for which it is the primary beneficiary and reports the limited partners' interests as noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not have a controlling financial interest, but has significant influence, Regency recognizes its equity investments in them in accordance with the equity method of accounting.

The assets of these partnerships are restricted to use by the respective partnerships and cannot be reached by general creditors of the Company. Similarly, the obligations of the partnerships are backed by, and can only be settled through the assets of these partnerships or by additional capital contributions by the partners.

The carrying amounts of VIEs' assets and liabilities included in the Company's consolidated financial statements, exclusive of the Operating Partnership, are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Assets
Real estate assets, net	$276,484	270,674
Cash, cash equivalents and restricted cash	8,324	8,201
Tenant and other receivables, net	4,777	3,883
Deferred costs, net	2,406	2,494
Acquired lease intangible assets, net	11,284	12,099
Right of use assets, net	44,102	44,377
Other assets	1,574	893
Total Assets	$348,951	342,621
Liabilities
Notes payable	$33,092	33,211
Accounts payable and other liabilities	31,853	29,919
Acquired lease intangible liabilities, net	21,103	21,456
Tenants' security, escrow deposits and prepaid rent	1,112	1,239
Lease liabilities	21,482	21,433
Total Liabilities	$108,642	107,258

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2024

Revenues, and Tenant and other Receivables

Other property income includes parking fees and other incidental income from the properties and is generally recognized at the point in time that the performance obligation is met. Income within Management, transaction, and other fees on the Consolidated Statements of Operations is primarily derived from contracts with the Company's real estate partnerships. The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts are as follows:

		Three months ended March 31,
(in thousands)	Timing of satisfaction of performance obligations	2024	2023
Management, transaction, and other fees:
Property management services	Over time	$3,961	3,458
Asset management services	Over time	1,602	1,629
Leasing services	Point in time	574	718
Other fees	Point in time	259	233
Total management, transaction, and other fees		$6,396	6,038

The accounts receivable for management, transactions, and other fees, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $16.5 million and $18.5 million, as of March 31, 2024 and December 31, 2023, respectively.

Recent Accounting Pronouncements

The following table provides a brief description of recently adopted accounting pronouncements and impact on our financial statements:

Standard	Description	Earlier of Effective Date or the Date of adoption	Effect on the financial statements or other significant matters
Recently adopted:
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The amendments are aimed at enhancing the disclosures public entities provide regarding significant segment expenses so that investors can “better understand an entity’s overall performance” and assess “potential future cash flows.”

January 1, 2024

The standard became effective for the Company on January 1, 2024 and the required disclosures for the Company will begin with its Annual Report on Form 10-K for the fiscal year ending December 31, 2024. The adoption and implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.

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

January 1, 2025

The Company will review the extent of new disclosures necessary prior to implementation. Other than additional disclosure, the adoption of this ASU is not expected to have a material impact on the Company's financial position and/or results of operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2024

2.	Real Estate Investments

The table below details properties acquired during the three months ended March 31, 2024:

(in thousands)		Three months ended March 31, 2024
Date Purchased	Property Name	City/State	Property Type	Regency Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (1)	Intangible Assets (1)	Intangible Liabilities (1)
Consolidated
2/23/2024	The Shops at Stone Bridge	Cheshire, CT	Development	100%	$8,000	—	—	—
Total consolidated					$8,000	—	—	—
(1)
Amounts for purchase price and allocation are reflected at 100%.

The Company had no property acquisitions during the three months ended March 31, 2023.

3.	Property Dispositions and Assets Held for Sale

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Three months ended March 31,
(in thousands, except number sold data)	2024	2023
Net proceeds from sale of real estate investments	$30,033	2,923
Gain on sale of real estate, net of tax	11,403	250
Number of operating properties sold	1	—
Number of land parcels sold	—	1
Percent interest sold	100%	100%

As of March 31, 2024 the Company had one property held for sale. As of December 31, 2023 the Company had one property held for sale that was subsequently sold during the period as noted in the table above. There were no liabilities associated with the properties classified as held for sale. The following table presents the assets associated with the properties classified as held for sale:

(in thousands)	March 31, 2024	December 31, 2023
Land and improvements	$27,003	9,120
Buildings and improvements	9,425	12,551
Less: accumulated depreciation	(2,928)	(3,461)
Real estate, net	33,500	18,210
Other assets, net	72	668
Assets associated with real estate assets held for sale	$33,572	18,878

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2024

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the dates set forth below:

(in thousands)	March 31, 2024	December 31, 2023
Goodwill	$167,062	167,062
Investments(1)	140,587	51,992
Prepaid and other	56,937	40,635
Derivative assets	16,711	14,213
Furniture, fixtures, and equipment, net ("FF&E")	6,424	6,662
Deferred financing costs, net(2)	11,712	2,865
Total other assets	$399,433	283,429

(1)
During the three months ended March 31, 2024, the Company invested approximately $90 million in commercial deposits from the proceeds received from the January public offering of senior unsecured notes.
(2)
The Company incurred additional financing costs related to recasting its Line of Credit. See Note 5 — Notes Payable and Unsecured Credit Facilities for discussion regarding these transactions.

5.	Notes Payable and Unsecured Credit Facilities

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

(in thousands)	Maturing Through	Weighted Average Contractual Rate	Weighted Average Effective Rate	March 31, 2024	December 31, 2023
Notes payable:
Fixed rate mortgage loans	6/1/2037	3.8%	4.4%	$439,864	449,615
Variable rate mortgage loans (1)	1/31/2032	4.2%	4.2%	298,375	299,579
Fixed rate unsecured debt	3/15/2049	4.0%	4.1%	3,648,942	3,252,755
Total notes payable, net				4,387,181	4,001,949
Unsecured credit facilities:
$1.5 Billion Line of Credit (the "Line") (2)	3/23/2028	6.3%	6.7%	30,000	152,000
Total unsecured credit facilities				30,000	152,000
Total debt outstanding				$4,417,181	4,153,949
(1)
As of March 31, 2024, 98.3% of the variable rate mortgage loans are fixed through interest rate swaps.
(2)
The Line is scheduled to mature on March 23, 2028. The Company has the option to extend the maturity for two additional six-month periods. Weighted average effective rate for the Line is calculated based on a fully drawn Line balance using the period end variable rate.

On January 8, 2024, the Company priced a public offering of $400 million of senior unsecured notes due in 2034, and the notes were issued on January 18, 2024 at 99.617% of par value with a coupon of 5.250%.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2024

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	March 31, 2024
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2024 (2)	$7,989	133,580	250,000	391,569
2025	9,678	52,537	250,000	312,215
2026	9,920	147,848	200,000	357,768
2027	7,013	222,558	525,000	754,571
2028	5,312	36,570	330,000	371,882
Beyond 5 Years	7,956	106,092	2,150,000	2,264,048
Unamortized debt premium/(discount) and issuance costs	—	(8,814)	(26,058)	(34,872)
Total	$47,868	690,371	3,678,942	4,417,181
(1)
Includes unsecured public and private debt and unsecured credit facilities.
(2)
Reflects scheduled principal payments and maturities for the remainder of the year.

The Company was in compliance as of March 31, 2024, with all financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities.

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

Detail on the Company's interest rate derivatives outstanding as of March 31, 2024 and December 31, 2023 is as follows:

	Number of Instruments
Interest Rate Swaps	March 31, 2024	December 31, 2023
Notional amount	323,678	294,928
Number of instruments	16	15

Detail on the fair value of the Company's interest rate derivatives as of March 31, 2024 and December 31, 2023 is as follows:

(in thousands)	Fair Value
Interest rate swaps classified as:	March 31, 2024	December 31, 2023
Derivative assets	$16,711	14,213
Derivative liabilities	(393)	(1,335)

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of March 31, 2024, does not have any derivatives that are not designated as hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2024

The following table represents the effect of the derivative financial instruments on the accompanying Consolidated Financial Statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
(in thousands)	2024	2023		2024	2023		2024	2023
Interest rate swaps	$8,593	(2,736)	Interest income	$(2,367)	(1,492)	Interest expense, net	$42,868	36,393

As of March 31, 2024, the Company expects approximately $6.4 million of accumulated comprehensive income on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

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

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in ASC Topic 842:

(in thousands)	Three months ended March 31,
	2024	2023
Operating lease income
Fixed and in-substance fixed lease income	$256,626	219,641
Variable lease income	92,290	80,780
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	5,823	5,865
Uncollectible straight-line rent (1)	(400)	578
Uncollectible amounts billable in lease (loss) income	(1,233)	1,937
Total lease income	$353,106	308,801
(1)
The amounts include straight-line rent adjustments associated with converting between cash basis and accrual basis accounting for certain leases.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2024

The following table represents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

(in thousands)	March 31, 2024	December 31, 2023
Tenant receivables	$27,357	34,814
Straight-line rent receivables	144,022	138,590
Notes receivable	30,634	2,109
Other receivables(1)	27,394	30,649
Total tenant and other receivables	$229,407	206,162

(1)
Other receivables include construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction, and other fee income.

During three months ended March 31, 2024 the Company issued a note receivable in the amount of $29.8 million at an interest rate of 6.9% maturing in January 2027, secured by a grocery-anchored shopping center.

8.	Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except those instruments listed below:

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable(1)	$30,634	30,634	2,109	2,109
Financial liabilities:
Notes payable, net	$4,387,181	4,143,622	4,001,949	3,763,152
Unsecured credit facilities(1)	$30,000	30,000	152,000	152,000
(1)
The carrying amounts approximated its fair values due to the variable nature of the terms or the timing of issuance.

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of March 31, 2024, and December 31, 2023, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

(b) Recurring Fair Value

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment income in the accompanying Consolidated Statements of Operations, and include unrealized gains of $2.4 million and $1.6 million during the three months ended March 31, 2024 and 2023, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2024

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$126,225	126,225	—	—
Available-for-sale debt securities	14,362	—	14,362	—
Interest rate derivatives	16,711	—	16,711	—
Total	$157,298	126,225	31,073	—
Liabilities:
Interest rate derivatives	$(393)	—	(393)	—

	Fair Value Measurements as of December 31, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$37,039	37,039	—	—
Available-for-sale debt securities	14,953	—	14,953	—
Interest rate derivatives	14,213	—	14,213	—
Total	$66,205	37,039	29,166	—
Liabilities:
Interest rate derivatives	$(1,335)	—	(1,335)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2024

9.	Equity and Capital

Preferred Stock of the Parent Company

Terms and conditions of the preferred stock outstanding are summarized as follows:

	Preferred Stock Outstanding as of March 31, 2024 and December 31, 2023
	Date of Issuance	Shares Issued and Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series A	8/18/2023	4,600,000	$115,000,000	6.250%	On demand
Series B	8/18/2023	4,400,000	110,000,000	5.875%	On or after 10/1/2024
		9,000,000	$225,000,000

Dividends Declared

On May 1, 2024, the Board:

•
Declared dividends on the Series A Preferred Stock, which will be paid at a rate of $0.390625 per share on July 31, 2024. The dividends will be payable to holders of record of the Series A Preferred Stock as of the close of business on July 16, 2024; and
•
Declared dividend on the Series B Preferred Stock, which will be paid at a rate of $0.367200 per share on July 31, 2024. The dividend will be payable to holders of record of the Series B Preferred Stock as of the close of business on July 16, 2024.

Common Stock of the Parent Company

Dividends Declared

On May 1, 2024, the Board declared a common stock dividend of $0.67 per share, payable on July 3, 2024, to shareholders of record as of June 12, 2024. On May 2, 2023, our Board of Directors declared a common stock dividend of $0.65 per share, payable on July 6, 2023, to shareholders of record as of June 14, 2023.

At the Market ("ATM") Program

Under the Parent Company's ATM program, as authorized by the Board, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. The timing of sales, if any, will be dependent on market conditions and other factors. No sales occurred under the ATM program during both the three months ended March 31, 2024, and 2023. As of March 31, 2024, $500 million of common stock remained available for issuance under this ATM equity program.

Stock Repurchase Program

The Board has authorized a common stock repurchase program under which the Company may purchase, from time to time, up to a maximum of $250 million of its outstanding common stock through open market purchases, and/or in privately negotiated transactions (referred to as the "Repurchase Program"). The timing and price of stock repurchases, if any, will be dependent upon market conditions and other factors. The stock repurchased, if not retired, would be treated as treasury stock. The Board's authorization for this Repurchase Program will expire on February 7, 2025, unless modified, extended or earlier terminated by the Board.

During the three months ended March 31, 2024, the Company made no repurchases. At March 31, 2024, $230.0 million remained available under this Repurchase Program.

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

March 31, 2024

Preferred Units of the Operating Partnership

The number of Series A Preferred Units and Series B Preferred Units, respectively, issued by the Operating Partnership is equal to the number of Series A Preferred Stock and Series B Preferred Stock, respectively, issued by the Parent Company.

Common Units of the Operating Partnership

Common Units are issued, or redeemed and retired, for each share of the Parent Company stock issued or redeemed, or retired, as described above. During the three months ended March 31, 2024, 7,938 Partnership Units were converted to Parent Company common stock. No such conversions took place during the three months ended March 31, 2023.

10.	Stock-Based Compensation

During the three months ended March 31, 2024, the Company granted 322,159 shares of restricted stock with a weighted-average grant-date fair value of $60.31 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and recognizes forfeitures as they occur.

11.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2024	2023
Numerator:
Net income attributable to common shareholders - basic	$106,361	97,281
Net income attributable to common shareholders - diluted	$106,361	97,281
Denominator:
Weighted average common shares outstanding for basic EPS	184,678	171,212
Weighted average common shares outstanding for diluted EPS (1)	184,770	171,494
Net income per common share – basic	$0.58	0.57
Net income per common share – diluted	$0.58	0.57
(1)
Includes the dilutive impact of unvested restricted stock.

The effect of the assumed conversion of the EOP units and certain other convertible units had an anti-dilutive effect upon the calculation of net income to the common shareholders per share. Accordingly, the impact of such assumed conversions has not been included in the determination of diluted net income per share calculations. Weighted average EOP units outstanding were 1,101,104 and 741,433 for the three months ended March 31, 2024 and 2023, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit ("EPU"):

	Three months ended March 31,
(in thousands, except per unit data)	2024	2023
Numerator:
Net income attributable to common unit holders - basic	$107,003	97,701
Net income attributable to common unit holders - diluted	$107,003	97,701
Denominator:
Weighted average common units outstanding for basic EPU	185,779	171,953
Weighted average common units outstanding for diluted EPU (1)	185,872	172,235
Net income per common unit – basic	$0.58	0.57
Net income per common unit – diluted	$0.58	0.57
(1)
Includes the dilutive impact of unvested restricted stock.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2024

The effect of the assumed conversion of certain other convertible units had an anti-dilutive effect upon the calculation of net income to the common unit holders per share. Accordingly, the impact of such assumed conversions has not been included in the determination of diluted net income per unit calculations.

12.	Commitments and Contingencies

Litigation

The Company is a party to litigation and other disputes that arise in the ordinary course of business. While the outcome of any particular lawsuit or dispute cannot be predicted with certainty, in the opinion of management, the Company's currently pending litigation and disputes are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity of the Company taken as a whole as of March 31, 2024.

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

The Company had accrued liabilities of $15.9 million and $16.5 million for environmental remediation, which are included in Accounts payable, and other liabilities on the Company’s Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an aggregate amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance subsidiary and to facilitate the construction of development projects. The Company had $8.5 million in letters of credit outstanding as of both March 31, 2024 and December 31, 2023.

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

Our operations are subject to a number of risks and uncertainties including, but not limited to, risk factors described in our Securities and Exchange Commission ("SEC") filings, our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K") under Item 1A. "Risk Factors" and in Part II, Item 1A. "Risk Factors" in this Report. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our most recent 2023 Form 10-K, subsequent Quarterly Reports on Form 10-Q, and our other filings with and submissions to the SEC. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. Forward-looking statements are only as of the date they are made, and Regency undertakes no duty to update its forward-looking statements, whether as a result of new information, future events or developments or otherwise, except as and to the extent required by law.

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

Defined Terms

The following terms, as defined, are commonly used by management and the investing public to understand and evaluate our operational results, and are included in this document:

•
Adjusted Funds From Operations ("AFFO") is an additional performance measure used by Regency that reflects cash available to fund the Company’s business needs and distribution to shareholders. AFFO is calculated by adjusting Core Operating Earnings ("COE") for (i) capital expenditures necessary to maintain and lease the Company’s portfolio of properties, (ii) debt cost and derivative adjustments and (iii) stock-based compensation.
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

Overview of Our Strategy

Regency Centers Corporation began operations as a publicly-traded REIT in 1993. All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P. and its wholly-owned subsidiaries, and through our real estate partnerships. As of March 31, 2024, the Parent Company owned approximately 99.4% of the outstanding Common Units and 100% of the Preferred Units of the Operating Partnership.

We are a preeminent national owner, operator, and developer of neighborhood and community shopping centers predominantly located in suburban trade areas with compelling demographics. As of March 31, 2024, we had full or partial ownership interests in 482 retail properties. Our properties are high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban markets within the country's most desirable metro areas and contain approximately 57.0 million square feet ("SF") of gross leasable area ("GLA"). Our mission is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities. Our vision is to elevate quality of life as an integral thread in the fabric of our communities. Our portfolio includes thriving properties merchandised with highly productive grocers, restaurants, service providers, and best-in-class retailers that connect with their neighborhoods, communities, and customers.

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

Risks and Uncertainties

Refer to Item 1, Note 1 to Unaudited Consolidated Financial Statements.

Please also refer to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, and the Risk Factors described in Part II, Item 1A of this Form 10-Q.

Executing on our Strategy

During the three months ended March 31, 2024, we had Net income attributable to common shareholders of $106.4 million as compared to $97.3 million during the three months ended March 31, 2023.

During the three months ended March 31, 2024:

•
Our Pro-rata same property NOI, excluding termination fees, grew 1.4%, as compared to the three months ended March 31, 2023, primarily attributable to improvements in base rent from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on comparable new and renewal leases.
•
We executed 461 new and renewal leasing transactions representing 2.0 million Pro-rata SF with positive rent spreads of 8.5% during the three months ended March 31, 2024, compared to 405 leasing transactions representing 1.1 million Pro-rata SF with positive rent spreads of 5.5% during the three months ended March 31, 2023. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At March 31, 2024, December 31, 2023, and March 31, 2023 our total property portfolio was 95.0%, 95.1%, and 94.9% leased, respectively. At March 31, 2024, December 31, 2023, and March 31, 2023 our same property portfolio was 95.8%, 95.7%, and 95.1% leased, respectively.

We continued our development and redevelopment of high quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects totaled $547.1 million at March 31, 2024, compared to $468.1 million at December 31, 2023.
•
Development and redevelopment projects completed during 2024 represented $3.1 million of estimated net project costs, with an average stabilized yield of 9.8%.

We maintained liquidity and financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
At both March 31, 2024 and December 31, 2023, our Pro-rata net debt and Preferred Stock-to-operating EBITDAre ratio on a trailing 12 month basis was 5.4x.
•
On January 8, 2024, Regency priced a public offering of $400 million of senior unsecured debt due in 2034, with a coupon of 5.250% . The Company intends to use the net proceeds of the offering to reduce the outstanding balance on its line of credit and for general corporate purposes, including, but not limited to, the future repayment of outstanding debt. We invested a portion of the net proceeds in certificates of deposit and within short-term U.S. Treasury funds until such time as the proceeds are required.
•
We have $250 million of unsecured debt maturing in June 2024, which we intend to pay off by utilizing the proceeds available from the January 2024 offering noted above.
•
In February, Regency received a credit rating upgrade to A3 with a stable outlook by Moody's Investors Service.
•
We have $196.1 million of secured loan maturities during the next 12 months, including maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay-off as they mature.
•
At March 31, 2024, we had $1.46 billion available on the Line, which expires March 23, 2028 with the option to extend the maturity for two additional six-month periods.

Property Portfolio

The following table summarizes general information related to the consolidated properties in our portfolio:

(GLA in thousands)	March 31, 2024	December 31, 2023
Number of Properties	381	381
GLA	43,947	43,758
% Leased – Operating and Development	95.0%	94.9%
% Leased – Operating	95.4%	95.3%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$24.74	$24.67

The following table summarizes general information related to the unconsolidated properties owned in real estate investment partnerships in our portfolio:

(GLA in thousands)	March 31, 2024	December 31, 2023
Number of Properties	101	101
GLA	13,066	13,067
% Leased – Operating and Development	96.0%	96.6%
% Leased –Operating	96.0%	96.6%
Weighted average annual effective rent PSF, net of tenant concessions	$24.88	$24.04

The following table summarizes Pro-rata occupancy rates of our combined consolidated and unconsolidated shopping center portfolio:

	March 31, 2024	December 31, 2023
Percent Leased – All Properties	95.0%	95.1%
Anchor Space (spaces ≥ 10,000 SF)	96.8%	96.7%
Shop Space (spaces < 10,000 SF)	92.1%	92.4%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our real estate partnerships (totals as a weighted average PSF):

	Three months ended March 31, 2024
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	11	241	$21.59	$52.82	$8.10
Renewal	29	851	21.00	0.29	0.05
Total Anchor Space Leases	40	1,092	$21.13	$11.91	$1.83
Shop Space Leases
New	136	286	$37.65	$38.66	$13.10
Renewal	285	573	37.27	3.66	0.61
Total Shop Space Leases	421	859	$37.40	$15.33	$4.77
Total Leases	461	1,951	$28.29	$13.41	$3.13

	Three months ended March 31, 2023
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	6	67	$14.24	$41.74	$7.69
Renewal	18	399	15.01	0.40	0.19
Total Anchor Space Leases	24	466	$14.90	$6.37	$1.27
Shop Space Leases
New	121	217	$36.88	$33.10	$12.21
Renewal	260	447	35.20	0.75	0.54
Total Shop Space Leases	381	664	$35.75	$11.33	$4.36
Total Leases	405	1,130	$27.14	$9.28	$3.08

The weighted-average base rent PSF on signed Shop Space leases during 2024 was $37.40 PSF, which is higher than the weighted average annual base rent PSF of all Shop Space leases due to expire during the next 12 months of $33.81 PSF. New and renewal rent spreads, compared to prior rents on these same spaces leased, were positive at 8.5% for the three months ended March 31, 2024, compared to 5.5% for the three months ended March 31, 2023.

Significant Tenants and Concentrations of Credit Risk

We seek to reduce our operating and leasing risks through geographic diversification of our properties and by avoiding dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	March 31, 2024
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annual Base Rent (1)
Publix	68	6.4%	3.0%
Albertsons Companies, Inc.	53	4.7%	2.9%
TJX Companies, Inc.	73	3.8%	2.8%
Amazon/Whole Foods	39	2.8%	2.7%
Kroger Co.	52	6.3%	2.6%
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

Although base rent is derived from long-term lease contracts, tenants that file for bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and significant downtime to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases, we could experience a significant reduction in our revenues. Tenants who are currently in bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 0.6% of our Pro-rata annual base rent, which is primarily related to Rite Aid who filed in October 2023.

Results from Operations

Comparison of the three months ended March 31, 2024 and 2023:

Revenues changed as summarized in the following table:

	Three months ended March 31,
(in thousands)	2024	2023	Change
Lease income
Base rent	$244,135	212,930	31,205
Recoveries from tenants	85,023	71,226	13,797
Percentage rent	7,807	7,030	777
Uncollectible lease income	(1,233)	1,937	(3,170)
Other lease income	5,957	7,216	(1,259)
Straight-line rent	5,594	2,597	2,997
Above / below market rent and tenant rent inducement amortization, net	5,823	5,865	(42)
Total lease income	$353,106	308,801	44,305
Other property income	4,350	3,138	1,212
Management, transaction, and other fees	6,396	6,038	358
Total revenues	$363,852	317,977	45,875

Total lease income increased $44.3 million primarily driven by the following contractually billable components of rent to the tenants per the lease agreements:

•
$31.2 million increase from billable Base rent, mainly from the following:
o
$24.8 million increase from acquisition of UBP;
o
$5.6 million net increase from same properties, including:
▪
$3.8 million net increase due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases; and
▪
$1.8 million increase due to redevelopment projects completing and operating; and
o
$1.1 million increase from acquisitions of other operating properties.

•
$13.8 million increase from contractual Recoveries from tenants, which represents the tenants' proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, on a net basis, mainly from the following:
o
$9.8 million increase from acquisition of UBP;
o
$3.7 million net increase from same properties primarily due to higher operating costs in the current year; and
o
$0.4 million increase from rents commencing at development properties and the acquisition of other operating properties.
•
$3.2 million change in Uncollectible lease income primarily driven by the 2023 collections of previously reserved amounts, which have continued in 2024 but to a lesser degree.
•
$1.3 million decrease in Other lease income primarily due to:
o
$3.1 million decrease in lease termination fees, partially offset by
o
$1.8 million increase driven by acquisition of UBP.
•
$3.0 million increase in Straight-line rent mainly due to:
o
$2.1 million increase related to developments;
o
$1.2 million increase driven by acquisition of UBP; partially offset by
o
$0.3 million decrease in same properties.

Other property income increased $1.2 million primarily due to an increase in settlements in 2024.

There were no significant changes in Management, transaction, and other fees.

Changes in our operating expenses are summarized in the following table:

	Three months ended March 31,
(in thousands)	2024	2023	Change
Depreciation and amortization	$97,585	82,707	14,878
Property operating expense	63,274	51,022	12,252
Real estate taxes	44,307	38,477	5,830
General and administrative	26,132	25,280	852
Other operating expenses (income)	2,643	(497)	3,140
Total operating expenses	$233,941	196,989	36,952

Depreciation and amortization costs increased $14.9 million, mainly due to the following:

•
$15.9 million increase from acquisition of UBP;
•
$0.8 million increase from acquisitions of operating properties;
•
$0.6 million increase from properties under development becoming available for occupancy in the current quarter; partially offset by
•
$2.4 million decrease from same properties, primarily driven by redevelopment projects.

Property operating expense increased $12.3 million, as follows:

•
$7.0 million increase from acquisition of UBP;
•
$3.6 million increase from same properties primarily attributable to an increase in recoverable common area and tenant related costs.
•
$1.0 million increase from higher claims expense in our captive insurance company; and
•
$0.7 million related to acquisitions of other operating properties.

Real estate taxes increased $5.8 million, mainly due to acquisition of UBP.

There were no significant changes in General and administrative expenses.

Other operating expenses (income) increased $3.1 million, mainly due to the following:

•
$1.7 million increase from acquisition of UBP; and
•
$1.4 million increase driven by fee income received in 2023 for the cancelation of a land contract related to a development pursuit.

The following table presents the components of other expense, net:

	Three months ended March 31,
(in thousands)	2024	2023	Change
Interest expense, net
Interest on notes payable	$45,601	36,909	8,692
Interest on unsecured credit facilities	1,439	987	452
Capitalized interest	(1,656)	(1,250)	(406)
Hedge expense	109	109	—
Interest income	(2,625)	(362)	(2,263)
Interest expense, net	$42,868	36,393	6,475
Gain on sale of real estate, net of tax	(11,403)	(250)	(11,153)
Loss on early extinguishment of debt	180	—	180
Net investment income	(2,431)	(1,727)	(704)
Total other expense, net	$29,214	34,416	(5,202)

Interest expense, net increased $6.5 million primarily due to the following:

•
$4.6 million increase related to increased outstanding balance of Notes Payable mainly due to the issued public debt in January 2024;
•
$4.1 million increase primarily related to loans assumed with the UBP acquisition; partially offset by
•
$2.3 million increase in interest income due to the short term investments of excess cash.

During the three months ended March 31, 2024, we recognized gains on sale of $11.4 million mainly from sale of one operating property and recognition of one sales type lease. During the three months ended March 31, 2023, we recognized gains on sale of $0.3 million from one land parcel.

There were no significant changes in Net investment income.

Total equity in income of investments in real estate partnerships changed as follows:

		Three months ended March 31,
(in thousands)	Regency's Ownership	2024	2023	Change
GRI - Regency, LLC ("GRIR")	40.00%	$9,126	9,130	(4)
Columbia Regency Retail Partners, LLC ("Columbia I")	20.00%	428	458	(30)
Columbia Regency Partners II, LLC ("Columbia II")	20.00%	589	528	61
Columbia Village District, LLC	30.00%	511	453	58
Other investments in real estate partnerships	11.80% - 66.67%	1,307	1,347	(40)
Total equity in income of investments in real estate partnerships		$11,961	11,916	45

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Three months ended March 31,
(in thousands)	2024	2023	Change
Net income	$112,658	98,488	14,170
Income attributable to noncontrolling interests	(2,884)	(1,207)	(1,677)
Net income attributable to the Company	109,774	97,281	12,493
Preferred stock dividends	(3,413)	—	(3,413)
Net income attributable to common shareholders	$106,361	$97,281	$9,080
Net income attributable to exchangeable operating partnership units	(642)	(420)	(222)
Net income attributable to common unit holders	$107,003	97,701	9,302

Income attributable to noncontrolling interests increased $1.7 million, mainly due to acquisition of UBP.

The $3.4 million increase in Preferred stock dividends is related to the preferred stock issued in connection with UBP acquisition.

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

Pro-rata Same Property NOI:

Pro-rata same property NOI, excluding termination fees/expenses, changed from the following major components:

	Three months ended March 31,
(in thousands)	2024	2023	Change
Base rent	$242,684	236,363	6,321
Recoveries from tenants	83,192	79,069	4,123
Percentage rent	7,982	7,671	311
Termination fees	1,443	4,717	(3,274)
Uncollectible lease income	(1,036)	1,879	(2,915)
Other lease income	3,136	2,872	264
Other property income	2,575	2,663	(88)
Total real estate revenue	339,976	335,234	4,742
Operating and maintenance	56,734	52,744	3,990
Termination expense	70	—	70
Real estate taxes	42,789	42,606	183
Ground rent	3,949	3,436	513
Total real estate operating expenses	103,542	98,786	4,756
Pro-rata same property NOI	$236,434	236,448	(14)
Less: Termination fees	1,373	4,717	(3,344)
Pro-rata same property NOI, excluding termination fees	$235,061	231,731	3,330
Pro-rata same property NOI growth, excluding termination fees			1.4%

Real estate revenue increased $4.7 million during the three months ended March 31, 2024, as follows:

•
Base rent increased $6.3 million due to rent steps in existing leases, positive rental spreads on new and renewal leases, and increases in occupancy, as well as redevelopment projects completing and operating.
•
Recoveries from tenants increased $4.1 million due to increases in recoverable expenses.
•
Termination fees decreased $3.3 million driven by terminations that were recognized in 2023.
•
Uncollectible lease income changed by $2.9 million primarily driven by higher collections in 2023 of previously reserved amounts which have continued in 2024, but to a lesser degree.

Total real estate operating expense increased $4.8 million as follows:

•
Operating and maintenance increased $4.0 million primarily due to increases in property insurance, common area maintenance and other tenant-recoverable costs.

Same Property Roll-forward:

Our same property pool includes the following property count, Pro-rata GLA, and changes therein:

	Three months ended March 31,
	2024		2023
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	394	42,135	389	41,383
Acquired properties owned for entirety of comparable periods	4	441	5	771
Developments that reached completion by beginning of earliest comparable period presented	2	175	—	—
Disposed properties	(1)	(93)	—	—
SF adjustments (1)	—	123	—	(6)
Change in intended property use	—	—	1	—
Properties under or being repositioned for redevelopment	1	103	—	—
Ending same property count	400	42,884	395	42,148

(1)
SF adjustments arising from re-measurements or redevelopments.

Nareit FFO, Core Operating Earnings and AFFO:

Our reconciliation of net income attributable to common stock and unit holders to Nareit FFO, to Core Operating Earnings, and to AFFO is as follows:

	Three months ended March 31,
(in thousands, except share information)	2024	2023
Reconciliation of Net income attributable to common shareholders to Nareit FFO
Net income attributable to common shareholders	$106,361	97,281
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	104,372	89,035
Gain on sale of real estate, net of tax	(11,408)	(241)
Exchangeable operating partnership units	642	420
Nareit FFO attributable to common stock and unit holders	$199,967	186,495
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit Funds From Operations	$199,967	186,495
Adjustments to reconcile to Core Operating Earnings: (1)
Not Comparable Items
Merger transition costs	2,561	—
Loss on early extinguishment of debt	180	—
Certain Non Cash Items
Straight-line rent	(5,738)	(2,389)
Uncollectible straight-line rent	656	(635)
Above/below market rent amortization, net	(5,467)	(5,665)
Debt and derivative mark-to-market amortization	909	(8)
Core Operating Earnings	$193,068	177,798
Reconciliation of Core Operating Earnings to AFFO:
Core Operating Earnings	$193,068	177,798
Adjustments to reconcile to AFFO (1):
Operating capital expenditures	(20,852)	(17,459)
Debt cost and derivative adjustments	2,140	1,672
Stock-based compensation	4,640	4,819
AFFO	$178,996	166,830
(1)
Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interests.

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:

Our reconciliation of Net income attributable to common shareholders to Same Property NOI, on a Pro-rata basis, is as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Net income attributable to common shareholders	$106,361	97,281
Less:
Management, transaction, and other fees	6,396	6,038
Other (1)	12,587	9,502
Plus:
Depreciation and amortization	97,585	82,707
General and administrative	26,132	25,280
Other operating expense	2,643	(497)
Other expense, net	29,214	34,416
Equity in income of investments in real estate excluded from NOI (2)	13,689	11,785
Net income attributable to noncontrolling interests	2,884	1,207
Preferred stock dividends and issuance costs	3,413	—
Pro-rata NOI	$262,938	236,639
Less non-same property NOI	26,504	191
Pro-rata same property NOI	$236,434	236,448
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

On January 8, 2024, Regency priced a public offering of $400 million of senior unsecured notes due in 2034 (the “2024 Notes”) under our existing shelf registration filed with the SEC. The Notes mature on January 15, 2034, and were issued at 99.617% of par value with a coupon of 5.25%. We have $250 million of unsecured debt maturing in June 2024, which we intend to pay off by utilizing the proceeds available from the 2024 Notes. In addition, we have $196.1 million of secured loan maturities during the next 12 months, including maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay-off as they mature. Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next year, although, in the longer term, we can provide no assurances.

In addition to our $224.7 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	March 31, 2024
ATM program
Original offering amount	$500,000
Available capacity	$500,000
Line of credit
Total commitment amount	$1,500,000
Available capacity (1)	$1,462,285
Maturity (2)	March 23, 2028
(1)
Net of letters of credit issued against our Line.
(2)
The Company has the option to extend the maturity for two additional six-month periods.

The declaration of dividends is determined quarterly by our Board of Directors. On May 1, 2024, our Board of Directors:

•
Declared a common stock dividend of $0.67 per share, payable on July 3, 2024, to shareholders of record as of June 12, 2024;
•
Declared a dividend on the Series A Preferred Stock, which will be paid at a rate of $0.390625 per share on July 31, 2024. The dividend will be payable to holders of record of the Series A Preferred Stock as of the close of business on July 16, 2024; and
•
Declared a dividend on the Series B Preferred Stock, which will be paid at a rate of $0.367200 per share on July 31, 2024. The dividend will be payable to holders of record of the Series B Preferred Stock as of the close of business on July 16, 2024.

While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes. We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the three months ended March 31, 2024 and 2023, we generated cash flow from operations of $167.8 million and $162.1 million, respectively, and paid $127.7 million in dividends to our common and preferred stock and unit holders, and $111.6 million in dividends to our common stock and unit holders, in the same respective periods.

We currently have development and redevelopment projects in various stages of construction, along with a pipeline of potential projects for future development or redevelopment. After funding our common and preferred stock dividend payments in April of 2024, we estimate that we will require capital during the next 12 months of approximately $715.5 million related to leasing commissions, tenant improvements, in-process developments and redevelopments, capital contributions to our real estate partnerships, and repaying maturing debt. These capital requirements are being impacted by inflation resulting in increased costs of construction materials, labor, and services from third party contractors and suppliers. In response, we have implemented mitigation strategies such as entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from permitting delays and labor shortages may extend the time to completion of these projects.

If we start new developments or redevelopments, commit to property acquisitions, repay debt prior to maturity, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

We endeavor to maintain a high percentage of unencumbered assets. As of March 31, 2024, 87.6% of our wholly-owned real estate assets were unencumbered. Our low level of encumbered assets allows us to more readily access the secured and unsecured debt markets and to maintain borrowing capacity on the Line. Our trailing 12 month fixed charge coverage ratio, including our Pro-rata share of our partnerships, was 4.5x and 4.7x for the periods ended March 31, 2024, and December 31, 2023, respectively, and our Pro-rata net debt and Preferred Stock-to-operating EBITDAre ratio on a trailing 12 month basis was 5.4x during the same periods.

Our Line and unsecured debt require that we remain in compliance with various covenants, which are described in the Notes to Consolidated Financial Statements included in our 2023 Form 10-K. The debt assumed in conjunction with the UBP acquisition contain covenants that are consistent with our existing debt covenants. We were in compliance with these covenants at March 31, 2024, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Three months ended March 31,
(in thousands)	2024	2023	Change
Net cash provided by operating activities	$167,758	162,099	5,659
Net cash used in investing activities	(142,336)	(39,050)	(103,286)
Net cash provided by (used in) financing activities	113,325	(123,682)	237,007
Net change in cash, cash equivalents, and restricted cash	$138,747	(633)	139,380
Total cash, cash equivalents, and restricted cash	$230,101	68,143	161,958

Net cash provided by operating activities:

Net cash provided by operating activities increased $5.7 million due to:

•
$3.2 million increase in cash from operations due to timing of receipts and payments, and
•
$2.4 million increase in operating cash flow distributions from Investments in real estate partnerships.

Net cash used in investing activities:

Net cash used in investing activities changed by $103.3 million as follows:

	Three months ended March 31,
(in thousands)	2024	2023	Change
Cash flows from investing activities:
Real estate development and capital improvements	$(60,850)	(44,569)	(16,281)
Proceeds from sale of real estate	30,033	3,603	26,430
Proceeds from property insurance casualty claims	4,110	—	4,110
Issuance of notes receivable	(29,830)	—	(29,830)
Collection of notes receivable	1,561	—	1,561
Investments in real estate partnerships	(4,156)	(604)	(3,552)
Return of capital from investments in real estate partnerships	3,152	—	3,152
Dividends on investment securities	122	187	(65)
Acquisition of investment securities	(92,527)	(2,171)	(90,356)
Proceeds from sale of investment securities	6,049	4,504	1,545
Net cash used in investing activities	$(142,336)	(39,050)	(103,286)

Significant changes in investing activities include:

•
We invested $16.3 million more on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•
We sold one operating property in 2024 for proceeds of $30.0 million compared to one land parcel in 2023 for proceeds of $3.6 million.
•
We received additional property insurance claim proceeds of $4.1 million in 2024 attributable to a single property that was impacted by a weather event in 2019.
•
We issued a note receivable in the amount of $29.8 million at an interest rate of 6.9% maturing in January 2027, secured by a grocery-anchored shopping center.
•
Investments in real estate partnerships:
o
In 2024, we invested $4.2 million to fund our share of development and redevelopment activities.
o
In 2023, we invested $0.6 million to fund our share of development and redevelopment activities.
•
Return of capital from our unconsolidated investments in real estate partnerships includes sales or financing proceeds.
o
During the three months ended March 31, 2024 we received $3.2 million from our share of proceeds from debt refinancing activities.
o
During the same period in 2023, we had no such activity.
•
Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan. Additionally, the Company invested approximately $90 million in commercial deposits from the proceeds received from the January public offering of senior unsecured notes.

We plan to continue developing and redeveloping shopping centers for long-term investment. During the three months ended March 31, 2024, we deployed capital of $60.9 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Three months ended March 31,
(in thousands)	2024	2023	Change
Capital expenditures:
Land acquisitions	$7,836	—	7,836
Building and tenant improvements	17,914	14,998	2,916
Redevelopment costs	19,938	20,610	(672)
Development costs	9,113	5,847	3,266
Capitalized interest	1,622	1,224	398
Capitalized direct compensation	4,427	1,890	2,537
Real estate development and capital improvements	$60,850	44,569	16,281
•
We acquired one land parcel for development in 2024.
•
Building and tenant improvements increased $2.9 million in 2024, primarily related to the timing of capital projects.
•
Redevelopment costs are in line with prior year. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovation, new out-parcel building construction, and redevelopment related tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan. The timing and duration of these projects could also result in volatility in NOI. See the tables below for more details about our redevelopment projects.
•
Development costs are higher in 2024 due to the progress towards completion of our development projects in process. See the tables below for more details about our development projects.
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

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					March 31, 2024
Property Name	Market	Ownership (3)	Start Date	Estimated Stabilization Year (1)	Estimated / Actual Net Development Costs (2) (3)	GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred

Developments In-Process
Glenwood Green	Metro NYC	70%	Q1-22	2025	46,172	247	187	85%
Baybrook East - Phase 1B	Houston, TX	50%	Q2-22	2026	10,384	77	135	79%
Sienna - Phase 1	Houston, TX	75%	Q2-23	2027	9,409	23	409	33%
The Shops at SunVet	Long Island, NY	100%	Q2-23	2027	86,872	167	520	40%
The Shops at Stone Bridge	Cheshire, CT	100%	Q1-24	2027	67,387	155	435	13%
Total Developments In-Process					$220,224	669	329	43%
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA are reported based on Regency’s ownership interest in the real estate partnership at completion.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)					March 31, 2024
Property Name	Market	Ownership (3)	Start Date	Estimated Stabilization Year (1)	Estimated Net Project Costs (2) (3)	GLA (3)	% of Costs Incurred

Redevelopments In-Process
The Abbot	Boston, MA	100%	Q2-19	2026	$59,854	64	93%
Westbard Square Phase I	Bethesda, MD	100%	Q2-21	2025	39,499	126	77%
Buckhead Landing	Atlanta, GA	100%	Q2-22	2025	30,859	152	48%
Bloom on Third (fka Town and Country Center)	Los Angeles, CA	35%	Q4-22	2027	24,525	51	32%
Mandarin Landing	Jacksonville, FL	100%	Q2-23	2025	16,422	140	32%
Serramonte Center - Phase 3	San Francisco, CA	100%	Q2-23	2025	36,989	1,072	13%
Circle Marina Center	Los Angeles, CA	100%	Q3-23	2025	14,986	118	21%
Avenida Biscayne	Miami, FL	100%	Q4-23	2026	22,743	29	14%
Cambridge Square	Atlanta, GA	100%	Q4-23	2026	15,002	70	4%
Various Redevelopments	Various	20% - 100%	Various	Various	66,020	1,969	47%
Total Redevelopments In-Process					$326,899	3,791	47%

Redevelopments Completed
Various Properties	Various	100%	Various	Various	3,055	63	90%
Total Redevelopments Completed					$3,055	63	90%
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA are reported based on Regency’s ownership interest in the real estate partnership at completion.

Net cash used in financing activities

Net cash flows from financing activities changed by $237.0 million during 2024, as follows:

	Three months ended March 31,
(in thousands)	2024	2023	Change
Cash flows from financing activities:
Repurchase of common shares in conjunction with equity award plans	$(8,730)	(7,066)	(1,664)
Common shares repurchased through share repurchase program	—	(20,006)	20,006
Contributions from limited partners in consolidated partnerships	1,472	738	734
Distributions to limited partners in consolidated partnerships	(4,364)	—	(4,364)
Dividend payments and operating partnership distributions	(127,662)	(111,567)	(16,095)
(Repayment of) Proceeds from unsecured credit facilities, net	(122,000)	30,000	(152,000)
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	398,468	15,500	382,968
Debt repayment, including early redemption costs	(10,780)	(31,142)	20,362
Payment of loan costs	(13,289)	(141)	(13,148)
Proceeds from sale of treasury stock, net	210	2	208
Net cash provided by (used in) financing activities	$113,325	(123,682)	237,007

Significant financing activities during the three months ended March 31, 2024 and 2023, include the following:

•
We repurchased a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $8.7 million and $7.1 million during 2024 and 2023, respectively.
•
During 2023, we paid $20.0 million to repurchase 349,519 shares of our common stock through our Repurchase Program.
•
During 2024, we distributed $4.4 million to limited partners and received $1.5 million in contributions for their share of development funding. During 2023, received $0.7 million net from limited partners, including $1.7 million of contributions from limited partners for their share of debt repayments and development funding, partially offset by $1.0 million in distributions to limited partners.
•
We paid $16.1 million more in dividends as a result of an increase in our dividend rate per share and the number of shares of our common stock outstanding, as well as preferred dividends which commenced in late 2023 as a result of the UBP acquisition.

•
We had the following debt related activity during 2024:
o
We had $122.0 million in net repayments on our Line,
o
We received $398.5 million in proceeds from issuing unsecured public debt,
o
We paid $10.8 million for debt repayments, including:
▪
$3.2 million in principal mortgage payments, and
▪
$7.6 million for repaying one mortgage loan ahead of maturity,
o
We paid $13.3 million in loan costs relating to the recast of the Line as well as the unsecured public debt offering.
•
We had the following debt related activity during 2023:
o
$30.0 million in borrowings from our Line to manage working capital needs,
o
$15.5 million in proceeds from a mortgage refinancing,
o
We paid $31.1 million for debt repayments, including:
▪
$2.8 million in principal mortgage payments, and
▪
$28.3 million to repay three mortgage loans at maturity.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our real estate partnerships and our Pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Number of real estate partnerships	18	18
Regency's ownership	12% - 67%	12% - 67%
Number of properties	101	101
Assets	$2,697,962	2,689,993	$987,364	984,027
Liabilities	1,609,140	1,595,271	571,632	565,822
Equity	1,088,822	1,094,722	415,732	418,205
Basis difference			(47,023)	(47,600)
Investments in real estate partnerships			$368,709	370,605
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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	March 31, 2024	December 31, 2023
GRI - Regency, LLC (GRIR)	40.00%	$142,238	144,371
Columbia Regency Retail Partners, LLC (Columbia I)	20.00%	6,946	7,045
Columbia Regency Partners II, LLC (Columbia II)	20.00%	43,103	42,994
Columbia Village District, LLC	30.00%	6,155	6,123
Individual Investors
Ballard Blocks	49.90%	61,718	62,140
Bloom on Third	35.00%	43,099	42,074
Others (1)	11.80% - 66.67%	65,450	65,858
Total Investment in real estate partnerships		$368,709	370,605
(1)
Includes investments in real estate partnerships acquired as part of the UBP acquisition, which was effective on August 18, 2023.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	March 31, 2024
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2024 (1)	$2,775	7,008	—	9,783	4,312
2025	6,094	147,064	—	153,158	48,443
2026	7,393	239,397	44,800	291,590	92,308
2027	7,576	32,800	—	40,376	13,669
2028	4,267	246,605	—	250,872	92,027
Beyond 5 Years	6,688	771,324	—	778,012	293,128
Net unamortized loan costs, debt premium / (discount)	—	(10,355)	—	(10,355)	(3,780)
Total	$34,793	1,433,843	44,800	1,513,436	540,107
(1)
Reflects scheduled principal payments and maturities for the remainder of the year.

At March 31, 2024, our investments in real estate partnerships had notes payable of $1.5 billion maturing through 2034, of which 94.8% had a weighted average fixed interest rate of 3.8%. The remaining notes payable float with SOFR and had a weighted average variable interest rate of 7.3%, based on rates as of March 31, 2024. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $540.1 million as of March 31, 2024. As notes payable mature, they are expected to be repaid from proceeds from new borrowings and/or partner capital contributions. Refinancing debt at maturity in the current interest rate environment could result in higher interest expense in future periods if rates remain elevated.

We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a real estate investment partner is unable to fund its share of the capital requirements of the real estate partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call which would be secured by the partner's membership interest.

Management fee income

In addition to earning our Pro-rata share of net income or loss in each of these real estate partnerships, we receive fees as shown below:

	Three months ended March 31,
(in thousands)	2024	2023
Asset management, property management, leasing, and other transaction fees	$6,396	6,038

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

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

As of March 31, 2024, we had accrued liabilities of $15.9 million for our consolidated environmental remediation, including our Investments in real estate partnerships. We believe that the ultimate remediation of currently known environmental matters will not have a material effect on our financial position, cash flows, or results of operations. We can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We continuously monitor the capital markets and evaluate our ability to issue new debt, to repay maturing debt, or to fund our commitments. We continue to believe, in light of our credit ratings, the available capacity under our unsecured credit facility, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we will be able to successfully issue new secured or unsecured debt to fund maturing debt obligations. It is uncertain the degree to which capital market volatility and rising interest rates will adversely impact the interest rates on any new debt that we may issue. Please also refer to the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, discussed in Item 1A of Part I thereof, and the Risk Factors described in Part II, Item 1A of this Form 10-Q.

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the three months ended March 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the three months ended March 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 — Commitments and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Item 3. “Legal Proceedings” of our 2023 Form 10-K.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, we issued 7,938 shares of common stock of Regency Centers Corporation in connection with the redemption of common units of Regency Centers, L.P. in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a) (2) thereof. There were no other unregistered sales of equity securities during the three months ended March 31, 2024.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended March 31, 2024:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
January 1 through January 31, 2024	15,891	$62.21	—	$230,000
February 1 through February 29, 2024	118,032	$63.42	—	$230,000
March 1 through March 31, 2024	—	$—	—	$230,000
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

4.	Instruments defining the rights of securities holders, including indentures
4.1

Seventh Supplemental Indenture dated as of January 18, 2024 to the Indenture dated as of December 5, 2001 among RCLP, Regency, as guarantor, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 18, 2024)

	4.2	Form of Global Note for 5.250% Notes due 2034 of Regency Centers, L.P. (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on January 18, 2024)
	4.3	Guarantee of Regency Centers Corporation (included in the Global Note filed as Exhibit 4.2)

10.	Material Contracts
10.1

Sixth Amended and Restated Credit Agreement, dated as of January 18, 2024, by and among Regency Centers, L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and certain lenders party thereto.(incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 18, 2024)

31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.
	31.2	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.
	31.3	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.
	31.4	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.

32.	Section 1350 Certifications
	32.1 *	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.
	32.2 *	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.
	32.3 *	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.
	32.4 *	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.

101.	Interactive Data Files
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbases document
104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 3, 2024	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

May 3, 2024	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)