Form 10-Q
period 2024-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2024-08-02
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Regency Centers Corporation Yes ☐ No ☒ Regency Centers, L.P. Yes ☐ No ☒

The number of shares outstanding of Regency Centers Corporation's common stock was 181,496,694 as of July 31, 2024.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this "Report") combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2024, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The terms "the Company," "Regency Centers," "Regency," "we," "our," and "us" as used in this Report mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust ("REIT") and the general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management. The Operating Partnership's capital includes general and limited common partnership units ("Common Units"). As of June 30, 2024, the Parent Company owned approximately 99.4% of the Common Units in the Operating Partnership. The remaining Common Units, which are all limited Common Units, are owned by third party investors. In addition to the Common Units, the Operating Partnership has also issued two series of preferred units: the 6.250% Series A Cumulative Redeemable Preferred Units (the “Series A Preferred Units”) and the 5.875% Series B Cumulative Redeemable Preferred Units (the “Series B Preferred Units”). The Parent Company currently owns all of the Series A Preferred Units and Series B Preferred Units. The Series A Preferred Units and Series B Preferred Units are sometimes referred to collectively as the “Preferred Units."

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

June 30, 2024 and December 31, 2023

(in thousands, except share data)

	2024	2023
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$13,532,046	13,454,391
Less: accumulated depreciation	2,822,272	2,691,386
Real estate assets, net	10,709,774	10,763,005
Investments in sales-type lease, net	15,826	8,705
Investments in real estate partnerships	378,091	370,605
Net real estate investments	11,103,691	11,142,315
Properties held for sale, net	—	18,878
Cash, cash equivalents, and restricted cash, including $6,109 and $6,383 of restricted cash at June 30, 2024 and December 31, 2023, respectively	79,923	91,354
Tenant and other receivables, net	236,999	206,162
Deferred leasing costs, less accumulated amortization of $126,867 and $124,107 at June 30, 2024 and December 31, 2023, respectively	77,836	73,398
Acquired lease intangible assets, less accumulated amortization of $374,411 and $364,413 at June 30, 2024 and December 31, 2023, respectively	256,639	283,375
Right of use assets, net	323,015	328,002
Other assets	306,077	283,429
Total assets	$12,384,180	12,426,913
Liabilities and Equity
Liabilities:
Notes payable, net	$4,055,390	4,001,949
Unsecured credit facility	310,000	152,000
Accounts payable and other liabilities	357,232	358,612
Acquired lease intangible liabilities, less accumulated amortization of $208,900 and $211,067 at June 30, 2024 and December 31, 2023, respectively	380,505	398,302
Lease liabilities	243,318	246,063
Tenants' security, escrow deposits and prepaid rent	74,565	78,052
Total liabilities	5,421,010	5,234,978
Commitments and contingencies	—	—
Equity:
Shareholders' equity:
Preferred stock $0.01 par value per share, 30,000,000 shares authorized; 9,000,000 shares issued and outstanding, in the aggregate, in Series A and Series B at June 30, 2024 and December 31, 2023 with liquidation preference of $25 per share	225,000	225,000
Common stock $0.01 par value per share, 220,000,000 shares authorized; 181,493,494 and 184,581,070 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,815	1,846
Treasury stock at cost, 468,068 and 448,140 shares held at June 30, 2024 and December 31, 2023, respectively	(27,234)	(25,488)
Additional paid-in-capital	8,502,753	8,704,240
Accumulated other comprehensive income (loss)	5,135	(1,308)
Distributions in excess of net income	(1,911,741)	(1,871,603)
Total shareholders' equity	6,795,728	7,032,687
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $68,390 and $74,199 at June 30, 2024 and December 31, 2023, respectively	40,738	42,195
Limited partners' interests in consolidated partnerships	126,704	117,053
Total noncontrolling interests	167,442	159,248
Total equity	6,963,170	7,191,935
Total liabilities and equity	$12,384,180	12,426,913

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Lease income	$347,845	304,458	$700,951	613,259
Other property income	2,670	2,683	7,020	5,821
Management, transaction, and other fees	6,735	7,106	13,131	13,144
Total revenues	357,250	314,247	721,102	632,224
Operating expenses:
Depreciation and amortization	100,968	83,161	198,553	165,868
Property operating expense	59,491	54,394	122,765	105,416
Real estate taxes	45,478	38,509	89,785	76,986
General and administrative	24,238	25,065	50,370	50,345
Other operating expenses	3,066	1,682	5,709	1,185
Total operating expenses	233,241	202,811	467,182	399,800
Other expense, net:
Interest expense, net	43,178	36,956	86,046	73,349
Gain on sale of real estate, net of tax	(11,081)	(81)	(22,484)	(331)
Loss on early extinguishment of debt	—	—	180	—
Net investment income	(703)	(1,742)	(3,134)	(3,469)
Total other expense, net	31,394	35,133	60,608	69,549
Income before equity in income of investments in real estate partnerships	92,615	76,303	193,312	162,875
Equity in income of investments in real estate partnerships	12,314	11,869	24,275	23,785
Net income	104,929	88,172	217,587	186,660
Noncontrolling interests:
Exchangeable operating partnership units	(601)	(550)	(1,243)	(970)
Limited partners' interests in consolidated partnerships	(1,660)	(840)	(3,902)	(1,627)
Net income attributable to noncontrolling interests	(2,261)	(1,390)	(5,145)	(2,597)
Net income attributable to the Company	102,668	86,782	212,442	184,063
Preferred stock dividends	(3,413)	—	(6,826)	—
Net income attributable to common shareholders	$99,255	86,782	$205,616	184,063

Net income attributable to common shareholders:
Per common share - basic	$0.54	0.51	$1.12	1.08
Per common share - diluted	$0.54	0.51	$1.12	1.07

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$104,929	88,172	$217,587	186,660
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	3,124	5,457	11,717	2,721
Reclassification adjustment of derivative instruments included in net income	(2,440)	(1,649)	(4,807)	(3,141)
Unrealized (loss) gain on available-for-sale debt securities	(1)	(115)	(120)	77
Other comprehensive income (loss)	683	3,693	6,790	(343)
Comprehensive income	105,612	91,865	224,377	186,317
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	2,261	1,390	5,145	2,597
Other comprehensive income (loss) attributable to noncontrolling interests	13	284	347	(119)
Comprehensive income attributable to noncontrolling interests	2,274	1,674	5,492	2,478
Comprehensive income attributable to the Company	$103,338	90,191	$218,885	183,839

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended June 30, 2024 and 2023

(in thousands, except per share data)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at March 31, 2023	$—	1,710	(25,699)	7,856,426	3,927	(1,779,043)	6,057,321	34,411	47,703	82,114	6,139,435
Net income	—	—	—	—	—	86,782	86,782	550	840	1,390	88,172
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	4,886	—	4,886	32	424	456	5,342
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(1,477)	—	(1,477)	(10)	(162)	(172)	(1,649)
Deferred compensation plan, net	—	—	1,023	(1,023)	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	—	4,105	—	—	4,105	—	—	—	4,105
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	—	(406)	—	—	(406)	—	—	—	(406)
Common stock issued under dividend reinvestment plan	—	—	—	157	—	—	157	—	—	—	157
Common stock issued, net of issuance costs	—	—	—	(10)	—	—	(10)	—	—	—	(10)
Contributions from partners	—	—	—	—	—	—	—	—	1,428	1,428	1,428
Issuance of exchangeable operating partnership units		—	—	—	—	—	—	20,000	—	20,000	20,000
Distributions to partners	—	—	—	—	—	—	—	—	(941)	(941)	(941)
Cash dividends declared:
Common stock/unit ($0.650 per share)	—	—	—	—	—	(111,145)	(111,145)	(702)	—	(702)	(111,847)
Balance at June 30, 2023	$—	1,710	(24,676)	7,859,249	7,336	(1,803,406)	6,040,213	54,281	49,292	103,573	6,143,786

Balance at March 31, 2024	$225,000	1,848	(26,321)	8,703,756	4,465	(1,889,037)	7,019,711	41,606	116,702	158,308	7,178,019
Net income	—	—	—	—	—	102,668	102,668	601	1,660	2,261	104,929
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	2,955	—	2,955	18	150	168	3,123
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(2,285)	—	(2,285)	(14)	(141)	(155)	(2,440)
Adjustment for noncontrolling interests	—	—	—	(8,694)	—	—	(8,694)	—	8,694	8,694	—
Deferred compensation plan, net	—	—	(913)	913	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	—	6,561	—	—	6,561	—	—	—	6,561
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	—	84	—	—	84	—	—	—	84
Common stock repurchased and retired	—	(33)	—	(200,033)	—	—	(200,066)	—	—	—	(200,066)
Common stock issued under dividend reinvestment plan	—	—	—	166	—	—	166	—	—	—	166
Contributions from partners	—	—	—	—	—	—	—	—	1,529	1,529	1,529
Distributions to partners	—	—	—	—	—	—	—	—	(1,890)	(1,890)	(1,890)
Cash dividends declared:
Preferred stock/unit	—	—	—	—	—	(3,413)	(3,413)	—	—	—	(3,413)
Common stock/unit ($0.670 per share)	—	—	—	—	—	(121,959)	(121,959)	(1,473)	—	(1,473)	(123,432)
Balance at June 30, 2024	$225,000	1,815	(27,234)	8,502,753	5,135	(1,911,741)	6,795,728	40,738	126,704	167,442	6,963,170

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the six months ended June 30, 2024 and 2023

(in thousands, except per share data)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	1,711	(24,461)	7,877,152	7,560	(1,764,977)	6,096,985	34,489	46,565	81,054	6,178,039
Net income	—	—	—	—	—	184,063	184,063	970	1,627	2,597	186,660
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	2,570	—	2,570	21	207	228	2,798
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(2,794)	—	(2,794)	(15)	(332)	(347)	(3,141)
Deferred compensation plan, net	—	—	(215)	215	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	8,922	—	—	8,924	—	—	—	8,924
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	—	(7,326)	—	—	(7,326)	—	—	—	(7,326)
Common stock repurchased and retired	—	(3)	—	(20,003)	—	—	(20,006)	—	—	—	(20,006)
Common stock issued under dividend reinvestment plan	—	—	—	299	—	—	299	—	—	—	299
Common stock issued, net of issuance costs	—	—	—	(10)	—	—	(10)	—	—	—	(10)
Contributions from partners	—	—	—	—	—	—	—	—	3,205	3,205	3,205
Issuance of exchangeable operating partnership units		—	—	—	—	—	—	20,000	—	20,000	20,000
Distributions to partners	—	—	—	—	—	—	—	—	(1,980)	(1,980)	(1,980)
Cash dividends declared:
Common stock/unit ($1.300 per share)	—	—	—	—	—	(222,492)	(222,492)	(1,184)	—	(1,184)	(223,676)
Balance at June 30, 2023	$—	1,710	(24,676)	7,859,249	7,336	(1,803,406)	6,040,213	54,281	49,292	103,573	6,143,786

Balance at December 31, 2023	$225,000	$1,846	(25,488)	8,704,240	(1,308)	(1,871,603)	7,032,687	42,195	117,053	159,248	7,191,935
Net income	—	—	—	—	—	212,442	212,442	1,243	3,902	5,145	217,587
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	10,942	—	10,942	66	589	655	11,597
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(4,499)	—	(4,499)	(27)	(281)	(308)	(4,807)
Adjustment for noncontrolling interests	—	—	—	(8,694)	—	—	(8,694)	—	8,694	8,694	—
Deferred compensation plan, net	—	—	(1,746)	1,746	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	13,135	—	—	13,137	—	—	—	13,137
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	—	(8,494)	—	—	(8,494)	—	—	—	(8,494)
Common stock repurchased and retired	—	(33)	—	(200,033)	—	—	(200,066)	—	—	—	(200,066)
Common stock issued under dividend reinvestment plan	—	—	—	324	—	—	324	—	—	—	324
Common stock issued for exchangeable operating partnership units	—	—	—	529	—	—	529	(529)	—	(529)	—
Contributions from partners	—	—	—	—	—	—	—	—	3,001	3,001	3,001
Distributions to partners	—	—	—	—	—	—	—	—	(6,254)	(6,254)	(6,254)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(6,826)	(6,826)	—	—	—	(6,826)
Common stock ($1.340 per share/unit)	—	—	—	—	—	(245,754)	(245,754)	(2,210)	—	(2,210)	(247,964)
Balance at June 30, 2024	$225,000	1,815	(27,234)	8,502,753	5,135	(1,911,741)	6,795,728	40,738	126,704	167,442	6,963,170

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2024 and 2023

(in thousands)

(unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$217,587	186,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,553	165,868
Amortization of deferred loan costs and debt premiums	6,232	2,983
Accretion of above and below market lease intangibles, net	(12,193)	(13,842)
Stock-based compensation, net of capitalization	12,539	8,854
Equity in income of investments in real estate partnerships	(24,275)	(23,785)
Gain on sale of real estate, net of tax	(22,484)	(331)
Loss on early extinguishment of debt	180	—
Distribution of earnings from investments in real estate partnerships	32,440	31,869
Deferred compensation expense	2,695	2,940
Realized and unrealized gain on investments	(3,013)	(3,376)
Changes in assets and liabilities:
Tenant and other receivables	(3,565)	(14,549)
Deferred leasing costs	(6,311)	(3,591)
Other assets	(13,793)	(17,951)
Accounts payable and other liabilities	(9,776)	6,091
Tenants' security, escrow deposits and prepaid rent	(3,602)	6,837
Net cash provided by operating activities	371,214	334,677
Cash flows from investing activities:
Acquisition of operating real estate	(45,208)	—
Real estate development and capital improvements	(141,775)	(100,114)
Proceeds from sale of real estate	92,159	3,745
Proceeds from property insurance casualty claims	4,638	—
Issuance of notes receivable	(32,651)	(4,000)
Collection of notes receivable	3,004	—
Investments in real estate partnerships	(8,582)	(3,109)
Return of capital from investments in real estate partnerships	10,038	3,644
Dividends on investment securities	263	420
Acquisition of investment securities	(95,519)	(2,748)
Proceeds from sale of investment securities	99,490	10,751
Net cash used in investing activities	(114,143)	(91,411)
Cash flows from financing activities:
Net proceeds from common stock issuance	—	(10)
Repurchase of common shares in conjunction with equity award plans	(8,776)	(7,621)
Common shares repurchased through share repurchase program	(200,066)	(20,006)
Proceeds from sale of treasury stock	210	28
Contributions from non-controlling interests	3,001	1,225
Distributions to and redemptions of non-controlling interests	(6,254)	—
Distributions to exchangeable operating partnership unit holders	(1,479)	(964)
Dividends paid to common shareholders	(247,138)	(222,275)
Dividends paid to preferred shareholders	(6,825)	—
Repayment of fixed rate unsecured notes	(250,000)	—
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	398,468	—
Proceeds from unsecured credit facilities	422,419	235,000
Repayment of unsecured credit facilities	(264,419)	(235,000)
Proceeds from notes payable	—	15,500
Repayment of notes payable	(88,069)	(29,616)
Scheduled principal payments	(6,121)	(5,054)
Payment of loan costs	(13,453)	(141)
Net cash used in financing activities	(268,502)	(268,934)
Net decrease in cash and cash equivalents and restricted cash	(11,431)	(25,668)
Cash and cash equivalents and restricted cash at beginning of the period	91,354	68,776
Cash and cash equivalents and restricted cash at end of the period	$79,923	43,108

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the six months ended June 30, 2024 and 2023

(in thousands)

(unaudited)

	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,176 and $2,534 in 2024 and 2023, respectively)	$77,408	71,091
Cash paid for income taxes, net of refunds	$6,405	573
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$125,709	111,847
Sale of leased asset in exchange for net investment in sales-type lease	$2,808	—
Common stock issued for partnership units exchanged	$529	—
Reallocation of equity upon acqusition of non-controlling interest	$8,694	—
Exchangeable operating partnership units issued for acquisition of real estate	$—	20,000
Change in accrued capital expenditures	$3,094	9,011
Common stock issued under dividend reinvestment plan	$324	299
Stock-based compensation capitalized	$880	366
Contributions to investments in real estate partnerships	$17,984	—
Common stock issued for dividend reinvestment in trust	$604	617
Contribution of stock awards into trust	$1,659	1,844
Distribution of stock held in trust	$476	2,245
Change in fair value of securities	$120	98

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

June 30, 2024 and December 31, 2023

(in thousands, except unit data)

	2024	2023
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$13,532,046	13,454,391
Less: accumulated depreciation	2,822,272	2,691,386
Real estate assets, net	10,709,774	10,763,005
Investments in sales-type lease, net	15,826	8,705
Investments in real estate partnerships	378,091	370,605
Net real estate investments	11,103,691	11,142,315
Properties held for sale, net	—	18,878
Cash, cash equivalents, and restricted cash, including $6,109 and $6,383 of restricted cash at June 30, 2024 and December 31, 2023, respectively	79,923	91,354
Tenant and other receivables, net	236,999	206,162
Deferred leasing costs, less accumulated amortization of $126,867 and $124,107 at June 30, 2024 and December 31, 2023, respectively	77,836	73,398
Acquired lease intangible assets, less accumulated amortization of $374,411 and $364,413 at June 30, 2024 and December 31, 2023, respectively	256,639	283,375
Right of use assets, net	323,015	328,002
Other assets	306,077	283,429
Total assets	$12,384,180	12,426,913
Liabilities and Capital
Liabilities:
Notes payable, net	$4,055,390	4,001,949
Unsecured credit facility	310,000	152,000
Accounts payable and other liabilities	357,232	358,612
Acquired lease intangible liabilities, less accumulated amortization of $208,900 and $211,067 at June 30, 2024 and December 31, 2023, respectively	380,505	398,302
Lease liabilities	243,318	246,063
Tenants' security, escrow deposits and prepaid rent	74,565	78,052
Total liabilities	5,421,010	5,234,978
Commitments and contingencies	—	—
Capital:
Partners' capital:
Preferred units $0.01 par value per unit, 30,000,000 units authorized; 9,000,000 units issued and outstanding, in the aggregate, in Series A and Series B at June 30, 2024 and December 31, 2023 with liquidation preference of $25 per unit	225,000	225,000
General partner's common units, 181,493,494 and 184,581,070 units issued and outstanding at June 30, 2024 and December 31, 2023, respectively	6,565,593	6,808,995
Limited partners' common units, 1,099,516 and 1,107,454 units issued and outstanding at June 30, 2024 and December 31, 2023 respectively	40,738	42,195
Accumulated other comprehensive income (loss)	5,135	(1,308)
Total partners' capital	6,836,466	7,074,882
Noncontrolling interest: Limited partners' interests in consolidated partnerships	126,704	117,053
Total capital	6,963,170	7,191,935
Total liabilities and capital	$12,384,180	12,426,913

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Lease income	$347,845	304,458	$700,951	613,259
Other property income	2,670	2,683	7,020	5,821
Management, transaction, and other fees	6,735	7,106	13,131	13,144
Total revenues	357,250	314,247	721,102	632,224
Operating expenses:
Depreciation and amortization	100,968	83,161	198,553	165,868
Property operating expense	59,491	54,394	122,765	105,416
Real estate taxes	45,478	38,509	89,785	76,986
General and administrative	24,238	25,065	50,370	50,345
Other operating expenses	3,066	1,682	5,709	1,185
Total operating expenses	233,241	202,811	467,182	399,800
Other expense, net:
Interest expense, net	43,178	36,956	86,046	73,349
Gain on sale of real estate, net of tax	(11,081)	(81)	(22,484)	(331)
Loss on early extinguishment of debt	—	—	180	—
Net investment income	(703)	(1,742)	(3,134)	(3,469)
Total other expense, net	31,394	35,133	60,608	69,549
Income before equity in income of investments in real estate partnerships	92,615	76,303	193,312	162,875
Equity in income of investments in real estate partnerships	12,314	11,869	24,275	23,785
Net income	104,929	88,172	217,587	186,660
Limited partners' interests in consolidated partnerships	(1,660)	(840)	(3,902)	(1,627)
Net income attributable to the Partnership	103,269	87,332	213,685	185,033
Preferred unit distributions	(3,413)	—	(6,826)	—
Net income attributable to common unit holders	$99,856	87,332	$206,859	185,033

Net income attributable to common unit holders:
Per common unit - basic	$0.54	0.51	$1.12	1.08
Per common unit - diluted	$0.54	0.51	$1.12	1.07

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$104,929	88,172	$217,587	186,660
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	3,124	5,457	11,717	2,721
Reclassification adjustment of derivative instruments included in net income	(2,440)	(1,649)	(4,807)	(3,141)
Unrealized (loss) gain on available-for-sale debt securities	(1)	(115)	(120)	77
Other comprehensive income (loss)	683	3,693	6,790	(343)
Comprehensive income	105,612	91,865	224,377	186,317
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,660	840	3,902	1,627
Other comprehensive income (loss) attributable to noncontrolling interests	9	262	308	(125)
Comprehensive income attributable to noncontrolling interests	1,669	1,102	4,210	1,502
Comprehensive income attributable to the Partnership	$103,943	90,763	$220,167	184,815

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended June 30, 2024 and 2023

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at March 31, 2023	$6,053,394	34,411	3,927	6,091,732	47,703	6,139,435
Net income	86,782	550	—	87,332	840	88,172
Other comprehensive income
Other comprehensive income before reclassification	—	32	4,886	4,918	424	5,342
Amounts reclassified from accumulated other comprehensive loss	—	(10)	(1,477)	(1,487)	(162)	(1,649)
Contributions from partners	—	—	—	—	1,428	1,428
Issuance of exchangeable operating partnership units	—	20,000	—	20,000	—	20,000
Distributions to partners	(111,145)	(702)	—	(111,847)	(941)	(112,788)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	4,105	—	—	4,105	—	4,105
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	(10)	—	—	(10)	—	(10)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(249)	—	—	(249)	—	(249)
Balance at June 30, 2023	$6,032,877	54,281	7,336	6,094,494	49,292	6,143,786

Balance at March 31, 2024	$7,015,246	41,606	4,465	7,061,317	116,702	7,178,019
Net income	102,668	601	—	103,269	1,660	104,929
Other comprehensive income
Other comprehensive income before reclassification	—	18	2,955	2,973	150	3,123
Amounts reclassified from accumulated other comprehensive loss	—	(14)	(2,285)	(2,299)	(141)	(2,440)
Adjustment for noncontrolling interests	(8,694)	—	—	(8,694)	8,694	—
Contributions from partners	—	—	—	—	1,529	1,529
Distributions to partners	(121,959)	(1,473)	—	(123,432)	(1,890)	(125,322)
Preferred unit distributions	(3,413)	—	—	(3,413)	—	(3,413)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	6,561	—	—	6,561	—	6,561
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	—	—	—	—	—	—
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(200,066)	—	—	(200,066)	—	(200,066)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	—	—	—	—	—
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	250	—	—	250	—	250
Common units exchanged for common stock of Parent Company	—	—	—	—	—	—
Balance at June 30, 2024	$6,790,593	40,738	5,135	6,836,466	126,704	6,963,170

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the six months ended June 30, 2024 and 2023

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests in Limited Partners' Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2022	$6,089,425	34,489	7,560	6,131,474	46,565	6,178,039
Net income	184,063	970	—	185,033	1,627	186,660
Other comprehensive income
Other comprehensive income before reclassification	—	21	2,570	2,591	207	2,798
Amounts reclassified from accumulated other comprehensive income	—	(15)	(2,794)	(2,809)	(332)	(3,141)
Contributions from partners	—	—	—	—	3,205	3,205
Issuance of exchangeable operating partnership units	—	20,000	—	20,000	—	20,000
Distributions to partners	(222,492)	(1,184)	—	(223,676)	(1,980)	(225,656)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	8,924	—	—	8,924	—	8,924
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(20,006)	—	—	(20,006)	—	(20,006)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	(10)	—	—	(10)	—	(10)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(7,027)	—	—	(7,027)	—	(7,027)
Balance at June 30, 2023	$6,032,877	54,281	7,336	6,094,494	49,292	6,143,786

Balance at December 31, 2023	$7,033,995	42,195	(1,308)	7,074,882	117,053	7,191,935
Net income	212,442	1,243	—	213,685	3,902	217,587
Other comprehensive income
Other comprehensive income before reclassification	—	66	10,942	11,008	589	11,597
Amounts reclassified from accumulated other comprehensive income	—	(27)	(4,499)	(4,526)	(281)	(4,807)
Adjustment for noncontrolling interests	(8,694)	—	—	(8,694)	8,694	—
Contributions from partners	—	—	—	—	3,001	3,001
Distributions to partners	(245,754)	(2,210)	—	(247,964)	(6,254)	(254,218)
Preferred unit distributions	(6,826)	—	—	(6,826)	—	(6,826)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	13,137	—	—	13,137	—	13,137
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(200,066)	—	—	(200,066)	—	(200,066)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(8,170)	—	—	(8,170)	—	(8,170)
Exchangeable operating partnership units converted to common stock of Parent Company	529	(529)	—	—	—	—
Balance at June 30, 2024	$6,790,593	40,738	5,135	6,836,466	126,704	6,963,170

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2024 and 2023

(in thousands)

(unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$217,587	186,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,553	165,868
Amortization of deferred loan costs and debt premiums	6,232	2,983
(Accretion) and amortization of above and below market lease intangibles, net	(12,193)	(13,842)
Stock-based compensation, net of capitalization	12,539	8,854
Equity in income of investments in real estate partnerships	(24,275)	(23,785)
Gain on sale of real estate, net of tax	(22,484)	(331)
Loss on early extinguishment of debt	180	—
Distribution of earnings from investments in real estate partnerships	32,440	31,869
Deferred compensation expense	2,695	2,940
Realized and unrealized gain on investments	(3,013)	(3,376)
Changes in assets and liabilities:
Tenant and other receivables	(3,565)	(14,549)
Deferred leasing costs	(6,311)	(3,591)
Other assets	(13,793)	(17,951)
Accounts payable and other liabilities	(9,776)	6,091
Tenants' security, escrow deposits and prepaid rent	(3,602)	6,837
Net cash provided by operating activities	371,214	334,677
Cash flows from investing activities:
Acquisition of operating real estate	(45,208)	—
Real estate development and capital improvements	(141,775)	(100,114)
Proceeds from sale of real estate	92,159	3,745
Proceeds from property insurance casualty claims	4,638	—
Issuance of notes receivable	(32,651)	(4,000)
Collection of notes receivable	3,004	—
Investments in real estate partnerships	(8,582)	(3,109)
Return of capital from investments in real estate partnerships	10,038	3,644
Dividends on investment securities	263	420
Acquisition of investment securities	(95,519)	(2,748)
Proceeds from sale of investment securities	99,490	10,751
Net cash used in investing activities	(114,143)	(91,411)
Cash flows from financing activities:
Net proceeds from common stock issuance	—	(10)
Repurchase of common shares in conjunction with equity award plans	(8,776)	(7,621)
Common units repurchased through share repurchase program	(200,066)	(20,006)
Proceeds from sale of treasury stock	210	28
Contributions from non-controlling interests	3,001	1,225
Distributions to and redemptions of non-controlling interests	(6,254)	—
Distributions to partners	(248,617)	(223,239)
Dividends paid to preferred unit holders	(6,825)	—
Repayment of fixed rate unsecured notes	(250,000)	—
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	398,468	—
Proceeds from unsecured credit facilities	422,419	235,000
Repayment of unsecured credit facilities	(264,419)	(235,000)
Proceeds from notes payable	—	15,500
Repayment of notes payable	(88,069)	(29,616)
Scheduled principal payments	(6,121)	(5,054)
Payment of loan costs	(13,453)	(141)
Net cash used in financing activities	(268,502)	(268,934)
Net decrease in cash and cash equivalents and restricted cash	(11,431)	(25,668)
Cash and cash equivalents and restricted cash at beginning of the period	91,354	68,776
Cash and cash equivalents and restricted cash at end of the period	$79,923	43,108

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2024 and 2023

(in thousands)

(unaudited)

	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,176 and $2,534 in 2024 and 2023, respectively)	$77,408	71,091
Cash paid for income taxes, net of refunds	$6,405	573
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$125,709	111,847
Sale of leased asset in exchange for net investment in sales-type lease	$2,808	—
Common stock issued by Parent Company for partnership units exchanged	$529	—
Reallocation of equity upon acqusition of non-controlling interest	$8,694	—
Exchangeable operating partnership units issued for acquisition of real estate	$—	20,000
Change in accrued capital expenditures	$3,094	9,011
Common stock issued by Parent Company for dividend reinvestment plan	$324	299
Stock-based compensation capitalized	$880	366
Contributions to investments in real estate partnerships	$17,984	—
Contributions from limited partners in consolidated partnerships	$—	—
Common stock issued for dividend reinvestment in trust	$604	617
Contribution of stock awards into trust	$1,659	1,844
Distribution of stock held in trust	$476	2,245
Change in fair value of securities	$120	98

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2024

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

As of June 30, 2024, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 380 properties and held partial interests in an additional 101 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

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

Risks and Uncertainties

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent continue to be influenced by current economic challenges, which may impact their cost of doing business, including but not limited to the impact of inflation, the cost and availability of labor, increasing energy prices and interest rates, and access to credit. Additionally, geopolitical and macroeconomic challenges, including the war involving Russia and Ukraine, current Middle East conflicts and wars, and the economic conflicts with China, as well as the slowing of its economy, could impact aspects of the U.S. economy and, therefore, consumer spending. The policies implemented by the U.S. government to address these and related issues, including changes by the Board of Governors of the Federal Reserve System of its benchmark federal funds rate, increases or decreases in federal government spending, and economic sanctions and tariffs, could result in adverse impacts on the U.S. economy, including a slowing of growth and potentially a recession, thereby impacting consumer spending, tenants' businesses, and/or decreasing future demand for space in shopping centers. The potential impact of current macroeconomic and geopolitical challenges on the Company's financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties. See Item 1A of Part I of the Company's Annual Report on Form 10-K for a more detailed discussion of the Risk Factors potentially impacting the Company's business and results of operations.

Investment Risk Concentrations

As of June 30, 2024, no single tenant comprised 10% or more of our aggregate annualized base rent ("ABR"). As of June 30, 2024, the Company had three geographic concentrations that accounted for at least 10.0% of our aggregate ABR. Real estate

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2024

properties located in California, Florida and the New York-Newark-Jersey City core-based statistical area accounted for 23.4%, 20.6% and 11.0% of ABR respectively. As a result, this geographic concentration of our portfolio makes it potentially more susceptible to adverse weather or economic events that impact these locations.

Consolidation

In addition to properties that are wholly-owed, the Company consolidates properties where it owns less than 100% but holds a controlling financial interest in the entity.Controlling financial interest is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities ("VIEs") and voting interest entities.

Ownership of the Parent Company

The Parent Company currently has a single class of common stock and two series of preferred stock outstanding.

Ownership of the Operating Partnership

The Operating Partnership's capital includes Common Units and Preferred Units. As of June 30, 2024, the Parent Company owned approximately 99.4% of the outstanding Common Units, with the remaining Common Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). The Parent Company currently owns all of the Preferred Units.

Real Estate Partnerships

As of June 30, 2024, Regency held partial ownership interests in 119 properties through real estate partnerships, of which 18 are consolidated. Regency's partners include institutional investors, real estate developers and/or operators, and passive investors (the "Partners" or "Limited Partners"). These partnerships have been established to own and operate real estate properties. The Company’s involvement with these entities is through its ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. Regency has variable interests in these entities through its equity ownership, with Regency being the primary beneficiary in certain of these real estate partnerships. Regency consolidates the partnerships into its financial statements for which it is the primary beneficiary and reports the limited partners' interests as noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not have a controlling financial interest, but has significant influence, Regency recognizes its equity investments in them in accordance with the equity method of accounting.

The assets of these partnerships are restricted to use by the respective partnerships and cannot be directly reached by general creditors of the Company. Similarly, the obligations of the partnerships are backed by, and can only be settled through the assets of these partnerships or by additional capital contributions by the partners.

The carrying amounts of VIEs' assets and liabilities included in the Company's consolidated financial statements, exclusive of the Operating Partnership, are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Assets
Real estate assets, net	$276,831	270,674
Cash, cash equivalents and restricted cash	6,792	8,201
Tenant and other receivables, net	5,232	3,883
Deferred costs, net	2,504	2,494
Acquired lease intangible assets, net	7,184	12,099
Right of use assets, net	18,398	44,377
Other assets	1,791	893
Total Assets	$318,732	342,621
Liabilities
Notes payable	$32,973	33,211
Accounts payable and other liabilities	6,785	29,919
Acquired lease intangible liabilities, net	10,946	21,456
Tenants' security, escrow deposits and prepaid rent	1,139	1,239
Lease liabilities	19,280	21,433
Total Liabilities	$71,123	107,258

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2024

Revenues, and Tenant and other Receivables

Other property income includes parking fees and other incidental income from the properties and is generally recognized at the point in time that the performance obligation is met. Income within Management, transaction, and other fees is primarily derived from contracts with the Company's real estate partnerships. The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts are as follows:

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Timing of satisfaction of performance obligations	2024	2023	2024	2023
Management, transaction, and other fees:
Property management services	Over time	$3,895	3,487	$7,856	6,945
Asset management services	Over time	1,620	1,648	3,222	3,277
Leasing services	Point in time	1,016	1,096	1,591	1,814
Other fees	Point in time	204	875	462	1,108
Total management, transaction, and other fees		$6,735	7,106	$13,131	13,144

The accounts receivable for management, transactions, and other fees, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $17.9 million and $18.5 million, as of June 30, 2024 and December 31, 2023, respectively.

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

January 1, 2025

The Company will review the extent of new disclosures necessary prior to implementation.  Other than additional disclosure, the adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2024

2.	Real Estate Investments

The following tables detail the properties acquired for the periods set forth below:

(in thousands)		Six months ended June 30, 2024
Date Purchased	Property Name	City/State	Property Type	Regency Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (1)	Intangible Assets (1)	Intangible Liabilities (1)
2/23/2024	The Shops at Stone Bridge	Cheshire, CT	Development	100%	$8,000	—	—	—
5/3/2024	Compo Acres North shopping center	Westport, CT	Operating	100%	45,500	—	5,360	2,175
Total property acquisitions					$53,500	—	5,360	2,175

(in thousands)		Six months ended June 30, 2023
Date Purchased	Property Name	City/State	Property Type	Regency Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (1)	Intangible Assets (1)	Intangible Liabilities (1)
5/1/2023	Sienna Phase 1	Houston, TX	Development	75%	$2,695	—	—	—
5/18/2023	SunVet	Holbrook, NY	Development	99%	24,140	—	—	—
Total property acquisitions					$26,835	—	—	—
(1)
Amounts for purchase price and allocation are reflected at 100%.

3.	Property Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except number sold data)	2024	2023	2024	2023
Net proceeds from sale of real estate investments	$62,126	142	$92,159	3,065
Gain on sale of real estate, net of tax	11,081	81	22,484	331
Number of operating properties sold	2	—	3	—
Number of land parcels sold	—	—	—	1
Percent interest sold	100%	100%	100%	100%

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the dates set forth below:

(in thousands)	June 30, 2024	December 31, 2023
Goodwill	$167,062	167,062
Investments	50,656	51,992
Prepaid and other	54,341	40,635
Derivative assets	16,293	14,213
Furniture, fixtures, and equipment, net ("FF&E")	6,711	6,662
Deferred financing costs, net(1)	11,014	2,865
Total other assets	$306,077	283,429

(1)
The Company incurred additional financing costs related to recasting its Line of Credit. See Note 5 — Notes Payable and Unsecured Credit Facilities for discussion regarding these transactions.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2024

5.	Notes Payable and Unsecured Credit Facilities

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

(in thousands)	Maturing Through	Weighted Average Contractual Rate	Weighted Average Effective Rate	June 30, 2024	December 31, 2023
Notes payable:
Fixed rate mortgage loans	6/1/2037	3.9%	4.4%	$358,158	449,615
Variable rate mortgage loans (1)	1/31/2032	4.2%	4.2%	297,200	299,579
Fixed rate unsecured debt	3/15/2049	4.0%	4.2%	3,400,032	3,252,755
Total notes payable, net				4,055,390	4,001,949
Unsecured credit facilities:
$1.5 Billion Line of Credit (the "Line") (2)	3/23/2028	6.2%	6.5%	310,000	152,000
Total unsecured credit facilities				310,000	152,000
Total debt outstanding				$4,365,390	4,153,949
(1)
As of June 30, 2024, 98.2% of the variable rate mortgage loans are fixed through interest rate swaps.
(2)
The Company has the option to extend the maturity date by two additional six-month periods. Weighted average effective rate for the Line is calculated based on a fully drawn Line balance using the period end variable rate.

Significant financing activity during 2024 includes:

On January 8, 2024, the Company priced a public offering of $400 million of senior unsecured notes due in 2034, and the notes were issued on January 18, 2024 at 99.617% of par value with a coupon of 5.250%.

On January 18, 2024, the Company entered into a Sixth Amended and Restated Credit Agreement (the "Credit Agreement"), with the financial institutions party thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent. The Credit Agreement provides for an unsecured revolving credit facility in the amount of $1.50 billion for a term of four years (plus two six-month extension options) and includes an accordion feature which permits the borrower to request increases in the size of the revolving loan facility by up to an additional $1.50 billion. The interest rate on the revolving credit facility is equal to the Secured Overnight Financing Rate ("SOFR") plus a margin that is determined based on the borrower’s long-term unsecured debt ratings and ratio of indebtedness to total asset value. At the time of the closing, the effective interest rate was SOFR plus a credit spread adjustment of 10 basis points plus a margin of 72.5 basis points. The Credit Agreement also incorporates sustainability-linked adjustments to the interest rate, which provide for upward or downward adjustments to the applicable margin if the Company achieves, or fails to achieve, certain specified targets based on Scope 1 and Scope 2 emission standards as set forth in the Credit Agreement. At the time of the closing, a 1 basis point downward sustainability-linked adjustment to the interest rate was applicable. The Credit Agreement was further amended on July 8, 2024 to update the baseline metric used to calculate sustainability-linked performance targets.

On June 17, 2024, the Company paid off $250 million of unsecured public debt that had matured, utilizing a portion of the proceeds from the January 2024 public debt offering, and the Company paid off a $78.3 million fixed rate mortgage loan.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2024

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	June 30, 2024
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2024 (2)	$5,052	53,108	—	58,160
2025	9,678	52,537	250,000	312,215
2026	9,920	147,850	200,000	357,770
2027	7,013	222,558	525,000	754,571
2028	5,312	36,570	610,000	651,882
Beyond 5 Years	7,956	106,089	2,150,000	2,264,045
Unamortized debt premium/(discount) and issuance costs	—	(8,285)	(24,968)	(33,253)
Total	$44,931	610,427	3,710,032	4,365,390
(1)
Includes unsecured public and private debt and unsecured credit facilities.
(2)
Reflects scheduled principal payments and maturities for the remainder of the year.

The Company was in compliance as of June 30, 2024, with all financial and other covenants under its unsecured public and private placement debt and unsecured credit facilities.

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

Detail on the Company's interest rate derivatives outstanding as of June 30, 2024 and December 31, 2023 is as follows:

	Number of Instruments
Interest Rate Swaps	June 30, 2024	December 31, 2023
Notional amount	322,451	294,928
Number of instruments	16	15

Detail on the fair value of the Company's interest rate derivatives as of June 30, 2024 and December 31, 2023 is as follows:

(in thousands)	Fair Value
Interest rate swaps classified as:	June 30, 2024	December 31, 2023
Derivative assets	$16,293	14,213
Derivative liabilities	(261)	(1,335)

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of June 30, 2024, does not have any derivatives that are not designated as hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2024

The following table represents the effect of the derivative financial instruments on the accompanying Consolidated Financial Statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
(in thousands)	2024	2023		2024	2023		2024	2023
Interest rate swaps	$3,124	5,457	Interest income	$(2,440)	(1,649)	Interest expense, net	$43,178	36,956

	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
(in thousands)	2024	2023		2024	2023		2024	2023
Interest rate swaps	$11,717	2,721	Interest income	$(4,807)	(3,141)	Interest expense, net	$86,046	73,349

As of June 30, 2024, the Company expects approximately $6.0 million of accumulated comprehensive income on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

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

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in ASC Topic 842:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease income
Fixed and in-substance fixed lease income	$256,991	220,191	$513,616	439,831
Variable lease income	86,082	74,337	178,372	155,118
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	7,441	8,751	13,264	14,616
Uncollectible straight-line rent (1)	(811)	1,522	(1,210)	2,100
Uncollectible amounts billable in lease (loss) income	(1,858)	(343)	(3,091)	1,594
Total lease income	$347,845	304,458	$700,951	613,259
(1)
The amounts include straight-line rent adjustments associated with converting between cash basis and accrual basis of accounting for certain leases.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2024

The following table represents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

(in thousands)	June 30, 2024	December 31, 2023
Tenant receivables	$24,935	34,814
Straight-line rent receivables	147,409	138,590
Notes receivable	31,943	2,109
Other receivables(1)	32,712	30,649
Total tenant and other receivables	$236,999	206,162

(1)
Other receivables include construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction, and other fee income.

During the six months ended June 30, 2024 the Company issued a note receivable in the amount of $29.8 million at an interest rate of 6.9% maturing in January 2027, secured by a grocery-anchored shopping center.

8.	Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except those instruments listed below:

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$31,943	31,552	2,109	2,109
Financial liabilities:
Notes payable, net	$4,055,390	3,799,988	4,001,949	3,763,152
Unsecured credit facilities(1)	$310,000	310,000	152,000	152,000
(1)
The carrying amounts approximated its fair values due to the variable nature of the terms.

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of June 30, 2024, and December 31, 2023, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

(b) Recurring Fair Value

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment income in the accompanying Consolidated Statements of Operations, and include unrealized gains of $0.7 million and unrealized gains of $1.4 million during the three months ended June 30, 2024 and 2023, respectively, and unrealized gains of $3.1 million and unrealized gains of $3.0 million during the six months ended June 30, 2024 and 2023, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2024

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$36,901	36,901	—	—
Available-for-sale debt securities	13,755	—	13,755	—
Interest rate derivatives	16,293	—	16,293	—
Total	$66,949	36,901	30,048	—
Liabilities:
Interest rate derivatives	$(261)	—	(261)	—

	Fair Value Measurements as of December 31, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$37,039	37,039	—	—
Available-for-sale debt securities	14,953	—	14,953	—
Interest rate derivatives	14,213	—	14,213	—
Total	$66,205	37,039	29,166	—
Liabilities:
Interest rate derivatives	$(1,335)	—	(1,335)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2024

9.	Equity and Capital

Preferred Stock of the Parent Company

Terms and conditions of the preferred stock outstanding are summarized as follows:

	Preferred Stock Outstanding as of June 30, 2024 and December 31, 2023
	Date of Issuance	Shares Issued and Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series A	8/18/2023	4,600,000	$115,000,000	6.250%	On demand
Series B	8/18/2023	4,400,000	110,000,000	5.875%	On or after 10/1/2024
		9,000,000	$225,000,000

Dividends Declared

On July 31, 2024, the Board:

•
Declared dividends on the Series A Preferred Stock, which will be paid at a rate of $0.390625 per share on October 31, 2024. The dividends will be payable to holders of record of the Series A Preferred Stock as of the close of business on October 16, 2024; and
•
Declared dividend on the Series B Preferred Stock, which will be paid at a rate of $0.367200 per share on October 31, 2024. The dividend will be payable to holders of record of the Series B Preferred Stock as of the close of business on October 16, 2024.

Common Stock of the Parent Company

Dividends Declared

On July 31, 2024, the Board declared a common stock dividend of $0.67 per share, payable on October 3, 2024, to shareholders of record as of September 12, 2024.

On August 1, 2023, our Board declared a common stock dividend of $0.65 per share, payable on October 4, 2023, to shareholders of record as of September 14, 2023.

At the Market ("ATM") Program

Under the Parent Company's ATM program, as authorized by the Board, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. The timing of sales, if any, will be dependent on market conditions and other factors. No sales occurred under the ATM program during both the six months ended June 30, 2024 and 2023. As of June 30, 2024, $500 million of common stock remained available for issuance under this ATM equity program.

Stock Repurchase Program

On February 8, 2023, the Board authorized a common stock repurchase program under which the Company may purchase up to a maximum of $250 million of its outstanding common stock through open market purchases, and/or in privately negotiated transactions (referred to as the "Repurchase Program"). The timing and price of stock repurchases, if any, are dependent upon market conditions and other factors. The stock repurchased, if not retired, is be treated as treasury stock. The Board's authorization for the Repurchase Program was to expire on February 7, 2025, unless modified, extended or earlier terminated by the Board in its discretion.

During the six months ended June 30, 2024, the Company executed multiple trades by which it repurchased 3.3 million common shares under the Repurchase Program for a total of $200 million at a weighted average price of $60.48 per share. These shares were repurchased through open market purchases in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act of 1934 (the "Exchange Act"). All repurchased shares were retired on the respective settlement dates. At June 30, 2024, $30.0 million remained available under the Repurchase Program.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2024

During the six months ended June 30, 2023, the Company executed multiple trades to repurchase 349,519 common shares under the Repurchase Program for a total of $20.0 million at a weighted average price of $57.22 per share. All repurchased shares were retired on the respective settlement dates.

On July 31, 2024, the Board authorized and approved a new common stock repurchase program under which the Company may purchase up to $250 million of shares of the Company’s outstanding common stock (the “New Repurchase Program”). The New Repurchase Program replaces and supercedes, in all respects, the Repurchase Program noted above. Under the New Repurchase Program, the Company intends to repurchase shares through open market purchases in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The Board's authorization for the New Repurchase Program expires on June 30, 2026, unless modified, extended or earlier terminated by the Board in its discretion.

Preferred Units of the Operating Partnership

The number of Series A Preferred Units and Series B Preferred Units, respectively, issued by the Operating Partnership is equal to the number of Series A Preferred Stock and Series B Preferred Stock, respectively, issued by the Parent Company.

Common Units of the Operating Partnership

Common Units are issued, or redeemed and retired, for each share of the Parent Company stock issued or redeemed, or retired, as described above. During the six months ended June 30, 2024, 7,938 Partnership Units were converted to Parent Company common stock. During the six months ended June 30, 2023 the Operating Partnership issued 338,704 exchangeable operating partnership units, valued at $20.0 million, as partial purchase price consideration for a development property.

10.	Stock-Based Compensation

During the six months ended June 30, 2024, the Company granted 343,014 shares of restricted stock with a weighted-average grant-date fair value of $60.25 per share. During the six months ended June 30, 2023, the Company granted 301,099 shares of restricted stock with a weighted-average grant-date fair value of $68.29 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and recognizes forfeitures as they occur.

11.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income attributable to common shareholders - basic	$99,255	86,782	$205,616	184,063
Net income attributable to common shareholders - diluted	$99,255	86,782	$205,616	184,063
Denominator:
Weighted average common shares outstanding for basic EPS	183,703	170,990	184,188	171,100
Weighted average common shares outstanding for diluted EPS (1)	183,868	171,275	184,332	171,369
Net income per common share – basic	$0.54	0.51	$1.12	1.08
Net income per common share – diluted	$0.54	0.51	$1.12	1.07
(1)
Includes the dilutive impact of unvested restricted stock.

The effect of the assumed conversion of the EOP units and certain other convertible units had an anti-dilutive effect upon the calculation of net income to the common shareholders per share. Accordingly, the impact of such assumed conversions has not been included in the determination of diluted net income per share calculations. Weighted average EOP units outstanding were 1,099,516 and 901,480 for the three months ended June 30, 2024 and 2023, and 1,100,305 and 822,346 for the six months ended June 30, 2024 and 2023, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2024

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit ("EPU"):

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per unit data)	2024	2023	2024	2023
Numerator:
Net income attributable to common unit holders - basic	$99,856	87,332	$206,859	185,033
Net income attributable to common unit holders - diluted	$99,856	87,332	$206,859	185,033
Denominator:
Weighted average common units outstanding for basic EPU	184,803	171,891	185,288	171,922
Weighted average common units outstanding for diluted EPU (1)	184,968	172,176	185,433	172,192
Net income per common unit – basic	$0.54	0.51	$1.12	1.08
Net income per common unit – diluted	$0.54	0.51	$1.12	1.07
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

Litigation

The Company is a party to litigation and other disputes that arise in the ordinary course of business. While the outcome of any particular lawsuit or dispute cannot be predicted with certainty, in the opinion of management, the Company's currently pending litigation and disputes are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity of the Company taken as a whole as of June 30, 2024.

Environmental

The Company is subject to numerous environmental laws and regulations. With respect to applicability to the Company, these pertain primarily to chemicals historically used by certain current and former dry cleaning tenants, the existence of asbestos in older shopping centers, underground petroleum storage tanks and other historic land uses. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations. The Company can give no assurance that existing environmental studies with respect to its shopping centers have revealed all potential environmental contamination; that its estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to the Company; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; and that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

The Company had accrued liabilities of $17.2 million and $16.5 million for environmental remediation, which are included in Accounts payable, and other liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an aggregate amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance subsidiary and to facilitate the construction of development projects. The Company had $10.9 million and $8.5 million in letters of credit outstanding as of June 30, 2024 and December 31, 2023, respectively.

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

Defined Terms

The following terms, as defined, are commonly used by management and the investing public to understand and evaluate our operational results, and are included in this document:

•
Adjusted Funds From Operations ("AFFO") is an additional performance measure we use that reflects cash available to fund the Company’s business needs and distribution to shareholders. AFFO is calculated by adjusting Core Operating Earnings ("COE") for (i) capital expenditures necessary to maintain and lease our portfolio of properties, (ii) debt cost and derivative adjustments and (iii) stock-based compensation.
•
Core Operating Earnings is an additional performance measure we use because the computation of National Association of Real Estate Investment Trusts Funds from Operations ("Nareit FFO") includes certain non-comparable items that affect our period-over-period performance. Core Operating Earnings excludes from Nareit FFO: (i) transaction related income or expenses, (ii) gains or losses from the early extinguishment of debt, (iii) certain non-cash components of earnings derived from straight-line rents, above and below market rent amortization, and debt and derivative mark-to-market amortization, and (iv) other amounts as they occur. We provide reconciliations of both Net Income Attributable to Common Shareholders to Nareit FFO and Nareit FFO to Core Operating Earnings.

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

The Pro-rata information is prepared on a basis consistent with the comparable consolidated amounts and is intended to more accurately reflect our proportionate economic interest in the assets, liabilities, and operating results of properties in our portfolio. We do not control the unconsolidated real estate partnerships, and the Pro-rata presentations of the assets and liabilities, and revenues and expenses do not represent our legal claim to such items. The partners are entitled to profit or loss allocations and distributions of cash flows according to the operating agreements, which generally provide for such allocations according to their invested capital. Our share of invested capital establishes the ownership interests we use to prepare our Pro-rata share.

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

Overview of Our Strategy

Regency Centers Corporation began operations as a publicly-traded REIT in 1993. All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P. and its wholly-owned subsidiaries, and through our real estate partnerships. As of June 30, 2024, the Parent Company owned approximately 99.4% of the outstanding Common Units and 100% of the Preferred Units of the Operating Partnership.

We are a preeminent national owner, operator, and developer of neighborhood and community shopping centers predominantly located in suburban trade areas with compelling demographics. As of June 30, 2024, we had full or partial ownership interests in 481 retail properties. Our properties are high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban markets within the country's most desirable metro areas, and contain approximately 56.9 million square feet ("SF") of gross leasable area ("GLA"). Our mission is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities. Our vision is to elevate quality of life as an integral thread in the fabric of our communities. Our portfolio includes thriving properties merchandised with highly productive grocers, restaurants, service providers, and best-in-class retailers that connect with their neighborhoods, communities, and customers.

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

Executing on our Strategy

During the six months ended June 30, 2024, we had Net income attributable to common shareholders of $205.6 million as compared to $184.1 million during the six months ended June 30, 2023.

During the six months ended June 30, 2024:

•
Our Pro-rata same property NOI, excluding termination fees, grew 2.1%, as compared to the six months ended June 30, 2023, primarily attributable to improvements in base rent from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on comparable new and renewal leases.
•
We executed 984 new and renewal leasing transactions representing 4.1 million Pro-rata SF with positive rent spreads of 8.9% during the six months ended June 30, 2024, compared to 842 leasing transactions representing 3.0 million Pro-rata SF with positive rent spreads of 9.2% during the six months ended June 30, 2023. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At June 30, 2024, December 31, 2023, and June 30, 2023 our total property portfolio was 95.0%, 95.1%, and 94.6% leased, respectively. At June 30, 2024, December 31, 2023, and June 30, 2023 our same property portfolio was 95.8%, 95.7%, and 95.2% leased, respectively.

We continued our development and redevelopment of high quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects totaled $577.6 million at June 30, 2024, compared to $468.1 million at December 31, 2023.
•
Development and redevelopment projects completed during 2024 represented $14.8 million of estimated net project costs, with an average stabilized yield of 10.6%.

We maintained liquidity and financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
Regency received a credit rating upgrade to A3 with a stable outlook from Moody's Investors Service.
•
On January 8, 2024, Regency priced a public offering of $400 million of senior unsecured notes due in 2034, with a coupon of 5.250% . The Company used a portion of the net proceeds to reduce the outstanding balance on its line of credit and invested the remaining net proceeds in certificates of deposit and short-term U.S. Treasury mutual funds until required for general corporate purposes including the repayment of outstanding debt, as further described below.
•
On June 17, 2024, Regency repaid $250 million of maturing senior unsecured notes.
•
We have $230.7 million of secured loans which are to mature during the next 12 months, including maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay-off as they mature.
•
At June 30, 2024, we had $1.18 billion available on the Line, which expires March 23, 2028 unless we exercise the available options to extend the maturity for two additional six-month periods, in which case the term will be extended in accordance with any such option exercise.

Property Portfolio

The following table summarizes general information related to the consolidated properties in our portfolio:

(GLA in thousands)	June 30, 2024	December 31, 2023
Number of Properties	380	381
GLA	43,815	43,758
% Leased – Operating and Development	94.9%	94.9%
% Leased – Operating	95.3%	95.4%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$25.15	$24.67

The following table summarizes general information related to the unconsolidated properties owned in real estate investment partnerships in our portfolio:

(GLA in thousands)	June 30, 2024	December 31, 2023
Number of Properties	101	101
GLA	13,065	13,067
% Leased – Operating and Development	96.4%	96.6%
% Leased –Operating	96.4%	96.6%
Weighted average annual effective rent PSF, net of tenant concessions	$24.20	$24.04

The following table summarizes Pro-rata occupancy rates of our combined consolidated and unconsolidated shopping center portfolio:

	June 30, 2024	December 31, 2023
Percent Leased – All Properties	95.0%	95.1%
Anchor Space (spaces ≥ 10,000 SF)	96.9%	96.7%
Shop Space (spaces < 10,000 SF)	92.1%	92.4%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our real estate partnerships (totals as a weighted average PSF):

	Six months ended June 30, 2024
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	16	307	$21.76	$69.01	$8.09
Renewal	62	1,911	19.56	0.13	0.09
Total Anchor Space Leases	78	2,218	$19.86	$9.65	$1.20
Shop Space Leases
New	282	592	$39.42	$39.95	$13.69
Renewal	624	1,258	36.89	2.65	0.57
Total Shop Space Leases	906	1,850	$37.70	$14.59	$4.77
Total Leases	984	4,068	$27.98	$11.90	$2.82

	Six months ended June 30, 2023
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	13	251	$19.44	$47.72	$5.42
Renewal	47	1,300	16.50	0.48	0.08
Total Anchor Space Leases	60	1,551	$16.97	$8.14	$0.94
Shop Space Leases
New	272	577	$39.42	$41.38	$13.18
Renewal	510	873	36.92	1.62	0.60
Total Shop Space Leases	782	1,450	$37.92	$17.44	$5.60
Total Leases	842	3,001	$27.09	$12.63	$3.19

The weighted-average base rent PSF on signed Shop Space leases during 2024 was $37.70 PSF, which is higher than the weighted average annual base rent PSF of all Shop Space leases due to expire during the next 12 months of $35.05 PSF. New and renewal rent spreads, compared to prior rents on these same spaces leased, were positive at 8.9% for the six months ended June 30, 2024, compared to 9.2% for the six months ended June 30, 2023.

Significant Tenants

We seek to reduce our operating and leasing risks by avoiding dependence on any single tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	June 30, 2024
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annual Base Rent (1)
Publix	67	6.0%	3.0%
TJX Companies, Inc.	74	3.6%	2.8%
Albertsons Companies, Inc.(2)	52	4.3%	2.7%
Amazon/Whole Foods	39	2.7%	2.7%
Kroger Co.(2)	52	6.0%	2.6%
(1)
Includes Regency's Pro-rata share of unconsolidated properties and excludes those owned by anchors.
(2)
In October 2022, Kroger Co. and Albertsons Companies, Inc. announced a proposed merger, and in September 2023 an agreement for a separate transaction was announced to divest certain assets of each company to a third party, C&S Wholesale Grocers ("C&S"). The transaction with C&S, as later amended in April 2024, calls for the sale of 579 stores to C&S. Lawsuits have been filed by federal and state regulators to enjoin the merger on antitrust grounds. Regency has a combined 104 Kroger and Albertson's stores, and 11 of them are among the 579 locations proposed to be sold to C&S. These 11 locations comprise 0.9% of GLA and 0.5% of Annual Base Rent, including our Pro-rata share of our real estate partnerships . The expected outcome of the lawsuits to enjoin the transactions is uncertain at this time. Based on information currently available to the Company, we do not believe that these transactions (if they are consummated), or the termination of these transactions (if they are legally enjoined or otherwise fail to close), will have a material adverse effect on our results of operations or the financial condition of the Company.

Bankruptcies and Credit Concerns

Our management team devotes significant time to researching and monitoring consumer preferences and trends, customer shopping behaviors, changes in delivery methods, shifts to e-commerce, and changing demographics in order to anticipate the challenges and opportunities impacting our industry. We seek to mitigate these potential impacts through maintaining a high quality portfolio, diversifying our tenant mix, replacing less successful tenants with stronger operators, anchoring our centers with market leading grocers that drive customer traffic, and investing in suburban trade areas with compelling demographic populations benefiting from high levels of disposal income. The potential for a recession and the severity and duration of any economic downturn could negatively impact our existing tenants and their ability to continue to meet their lease obligations.

Although base rent is derived from long-term lease contracts, tenants that file for bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, in a tenant bankruptcy situation it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and significant downtime to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases, we could experience a significant reduction in our revenues. At June 30, 2024, tenants currently in bankruptcy and which continue to occupy space in our shopping centers represent an aggregate of 0.5% of our Pro-rata annual base rent, which is primarily related to the Rite Aid bankruptcy, which was filed in October 2023.

Results from Operations

Comparison of the three months ended June 30, 2024 and 2023:

Revenues changed as summarized in the following table:

	Three months ended June 30,
(in thousands)	2024	2023	Change
Lease income
Base rent	$245,476	213,977	31,499
Recoveries from tenants	84,805	74,748	10,057
Percentage rent	1,996	1,380	616
Uncollectible lease income	(1,858)	(343)	(1,515)
Other lease income	5,865	3,066	2,799
Straight-line rent	4,120	2,879	1,241
Above/below market rent and tenant rent inducement amortization, net	7,441	8,751	(1,310)
Total lease income	$347,845	304,458	43,387
Other property income	2,670	2,683	(13)
Management, transaction, and other fees	6,735	7,106	(371)
Total revenues	$357,250	314,247	43,003

Total lease income increased $43.4 million primarily driven by the following contractually billable components of rent to the tenants per the lease agreements:

•
$31.5 million increase from billable Base rent, mainly from the following:
o
$24.8 million increase from the acquisition of UBP;
o
$5.5 million net increase from same properties, including:
▪
$3.7 million net increase due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases; and
▪
$1.8 million increase due to redevelopment projects becoming operational;
o
$1.8 million increase from acquisitions of other operating properties; and
o
$1.0 million decrease from disposition of properties.
•
$10.1 million increase from contractual Recoveries from tenants, which represents the tenants' proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, mainly from the following:
o
$8.2 million increase from the acquisition of UBP; and
o
$1.6 million net increase from same properties primarily due to higher expense recovery rates in the current year.
•
$1.5 million change in Uncollectible lease income primarily driven by elevated collections in 2023 of previously reserved amounts, reducing our expense in the comparative period.
•
$2.8 million increase in Other lease income primarily due to:
o
$1.8 million increase driven by the acquisition of UBP; and
o
$1.0 million increase in lease termination fee income.
•
$1.2 million increase in Straight-line rent mainly due to $1.3 million increase driven by the acquisition of UBP.

There were no significant changes in Other property income and Management, transaction, and other fees.

Changes in our operating expenses are summarized in the following table:

	Three months ended June 30,
(in thousands)	2024	2023	Change
Depreciation and amortization	$100,968	83,161	17,807
Property operating expense	59,491	54,394	5,097
Real estate taxes	45,478	38,509	6,969
General and administrative	24,238	25,065	(827)
Other operating expenses	3,066	1,682	1,384
Total operating expenses	$233,241	202,811	30,430

Depreciation and amortization costs increased $17.8 million, mainly due to the following:

•
$14.6 million increase from the acquisition of UBP;
•
$1.3 million increase from acquisitions of operating properties; and
•
$1.5 million increase from redevelopment projects becoming operational.

Property operating expense increased $5.1 million, mainly due to the acquisition of UBP.

Real estate taxes increased $7.0 million, mainly due to the acquisition of UBP.

There were no significant changes in General and administrative expenses.

Other operating expenses increased $1.4 million, mainly due to the acquisition of UBP.

The following table presents the components of other expense, net:

	Three months ended June 30,
(in thousands)	2024	2023	Change
Interest expense, net
Interest on notes payable	$46,864	37,177	9,687
Interest on unsecured credit facilities	1,704	1,342	362
Capitalized interest	(1,520)	(1,284)	(236)
Hedge expense	148	109	39
Interest income	(4,018)	(388)	(3,630)
Interest expense, net	$43,178	36,956	6,222
Gain on sale of real estate, net of tax	(11,081)	(81)	(11,000)
Net investment income	(703)	(1,742)	1,039
Total other expense	$31,394	35,133	(3,739)

Interest expense, net increased $6.2 million primarily due to the following:

•
$5.3 million increase related to increased outstanding balance of Notes Payable mainly due to the issued public debt in January 2024;
•
$4.3 million increase primarily related to loans assumed with the UBP acquisition; partially offset by
•
$3.6 million increase in interest income due to the short term investments of excess cash into commercial deposits and U.S. treasury mutual funds.

During the three months ended June 30, 2024, we recognized gains on sale of $11.1 million mainly from the sale of two operating properties and recognition of one sales type lease.

Net investment income decreased $1.0 million primarily driven by lower gains on investments held in the non-qualified deferred compensation plan and our captive insurance company.

There were no significant changes in Equity in income of investments in real estate partnerships.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Three months ended June 30,
(in thousands)	2024	2023	Change
Net income	$104,929	88,172	16,757
Income attributable to noncontrolling interests	(2,261)	(1,390)	(871)
Net income attributable to the Company	102,668	86,782	15,886
Preferred stock dividends	(3,413)	—	(3,413)
Net income attributable to common shareholders	$99,255	$86,782	$12,473
Net income attributable to exchangeable operating partnership units	(601)	(550)	(51)
Net income attributable to common unit holders	$99,856	87,332	12,524

Income attributable to noncontrolling interests increased $0.9 million, mainly due to the acquisition of UBP.

The $3.4 million increase in Preferred stock dividends is related to the preferred stock issued in connection with UBP acquisition.

Results from Operations

Comparison of the six months ended June 30, 2024 and 2023:

Revenues changed as summarized in the following table:

	Six months ended June 30,
(in thousands)	2024	2023	Change
Lease income
Base rent	$489,611	426,907	62,704
Recoveries from tenants	169,828	145,974	23,854
Percentage rent	9,803	8,410	1,393
Uncollectible lease income	(3,091)	1,594	(4,685)
Other lease income	11,822	10,282	1,540
Straight-line rent	9,714	5,476	4,238
Above / below market rent and tenant rent inducement amortization, net	13,264	14,616	(1,352)
Total lease income	$700,951	613,259	87,692
Other property income	7,020	5,821	1,199
Management, transaction, and other fees	13,131	13,144	(13)
Total revenues	$721,102	632,224	88,878

Total lease income increased $87.7 million primarily driven by the following contractually billable components of rent to the tenants per the lease agreements:

•
$62.7 million increase from billable Base rent, mainly from the following:
o
$49.6 million increase from the acquisition of UBP;
o
$11.0 million net increase from same properties, including:
▪
$7.6 million net increase due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases; and
▪
$3.4 million increase due to redevelopment projects that commenced operations; and
o
$2.9 million increase from acquisitions of other operating properties; partially offset by $1.4 million from disposition of operating properties.
•
$23.9 million increase from contractual Recoveries from tenants, which represents the tenants' proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, mainly from the following:
o
$18.0 million increase from the acquisition of UBP; mainly
o
$5.3 million increase primarily due to higher operating costs in the current year coupled with higher expense recovery rates.
•
$4.7 million change in Uncollectible lease income primarily driven by elevated collections in 2023 of previously reserved amounts, reducing our expense in the comparative period.
•
$1.5 million increase in Other lease income primarily due to:

o
$3.7 million increase driven by acquisition of UBP; partially offset by $2.1 million decrease in lease termination fee income.
•
$4.2 million increase in Straight-line rent mainly due to:
o
$2.5 million increase driven by acquisition of UBP;
o
$2.4 million increase related to development properties that commenced operations; partially offset by $0.7 million decrease in same properties.
•
$1.4 million decrease in Above and below market rent primarily due to:
o
$3.3 million decrease from same properties driven by an early tenant move-out in 2023; partially offset by $2.0 million increase from the acquisition of UBP and other operating properties.

Other property income increased $1.2 million primarily due to an increase in settlements in 2024.

There were no significant changes in Management, transaction, and other fees.

Changes in our operating expenses are summarized in the following table:

	Six months ended June 30,
(in thousands)	2024	2023	Change
Depreciation and amortization	$198,553	165,868	32,685
Property operating expense	122,765	105,416	17,349
Real estate taxes	89,785	76,986	12,799
General and administrative	50,370	50,345	25
Other operating expenses	5,709	1,185	4,524
Total operating expenses	$467,182	399,800	67,382

Depreciation and amortization costs increased $32.7 million, mainly due to the following:

•
$30.5 million increase from the acquisition of UBP; and
•
$2.1 million increase from acquisitions of operating properties.

Property operating expense increased $17.3 million, mainly due to the following:

•
$13.0 million increase from the acquisition of UBP;
•
$3.5 million increase from same properties primarily attributable to increase in recoverable common area maintenance and tenant related costs.

Real estate taxes increased $12.8 million, mainly due to the acquisition of UBP.

There were no significant changes in General and administrative expenses.

Other operating expenses increased $4.5 million, mainly due to the following:

•
$3.4 million increase from the acquisition of UBP; and
•
$1.1 million increase driven by fee income received in 2023 for the cancelation of a land contract related to a development pursuit.

The following table presents the components of other expense, net:

	Six months ended June 30,
(in thousands)	2024	2023	Change
Interest expense, net
Interest on notes payable	$92,465	74,087	18,378
Interest on unsecured credit facilities	3,143	2,329	814
Capitalized interest	(3,176)	(2,534)	(642)
Hedge expense	258	219	39
Interest income	(6,644)	(752)	(5,892)
Interest expense, net	$86,046	73,349	12,697
Gain on sale of real estate, net of tax	(22,484)	(331)	(22,153)
Loss on early extinguishment of debt	180	—	180
Net investment income	(3,134)	(3,469)	335
Total other expense, net	$60,608	69,549	(8,941)

Interest expense, net increased $12.7 million primarily due to the following:

•
$9.9 million increase related to increased outstanding balance of Notes Payable mainly due to the issued public debt in January 2024;
•
$8.4 million increase primarily related to loans assumed with the UBP acquisition; partially offset by
•
$5.9 million increase in interest income due to the short term investments of excess cash.

During the six months ended June 30, 2024, we recognized gains on sale of $22.5 million mainly from the sale of three operating properties and recognition of two sales type leases.

There were no significant changes in Equity in income of investments in real estate partnerships.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Six months ended June 30,
(in thousands)	2024	2023	Change
Net income	$217,587	186,660	30,927
Income attributable to noncontrolling interests	(5,145)	(2,597)	(2,548)
Net income attributable to the Company	212,442	184,063	28,379
Preferred stock dividends	(6,826)	—	(6,826)
Net income attributable to common shareholders	$205,616	$184,063	$21,553
Net income attributable to exchangeable operating partnership units	(1,243)	(970)	(273)
Net income attributable to common unit holders	$206,859	185,033	21,826

Income attributable to noncontrolling interests increased $2.5 million, mainly due to the acquisition of UBP.

The $6.8 million increase in Preferred stock dividends is related to the preferred stock issued in connection with UBP acquisition.

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

Pro-rata Same Property NOI:

Pro-rata same property NOI, excluding termination fees/expenses, changed from the following major components:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Base rent	$242,916	236,506	6,410	$484,674	471,981	12,693
Recoveries from tenants	84,453	82,706	1,747	167,423	161,583	5,840
Percentage rent	2,302	1,759	543	10,189	9,346	843
Termination fees	1,121	686	435	2,562	5,403	(2,841)
Uncollectible lease income	(2,204)	(389)	(1,815)	(3,270)	1,494	(4,764)
Other lease income	3,409	2,946	463	6,537	5,811	726
Other property income	2,000	2,117	(117)	4,562	4,779	(217)
Total real estate revenue	333,997	326,331	7,666	672,677	660,397	12,280
Operating and maintenance	55,464	55,626	(162)	112,013	108,239	3,774
Termination expense	(65)	—	(65)	5	—	5
Real estate taxes	43,379	42,248	1,131	86,044	84,736	1,308
Ground rent	3,301	3,201	100	7,250	6,637	613
Total real estate operating expenses	102,079	101,075	1,004	205,312	199,612	5,700
Pro-rata same property NOI	$231,918	225,256	6,662	$467,365	460,785	6,580
Less: Termination fees	1,186	686	500	2,557	5,403	(2,846)
Pro-rata same property NOI, excluding termination fees	$230,732	224,570	6,162	$464,808	455,382	9,426
Pro-rata same property NOI growth, excluding termination fees			2.7%			2.1%

Real estate revenue increased $7.7 million and $12.3 million, on a net basis, during the three and six months ended June 30, 2024 and 2023, respectively, as follows:

•
Base rent increased $6.4 million and $12.7 million during the three and six months ended June 30, 2024 and 2023, respectively, due to rent steps in existing leases, positive rental spreads on new and renewal leases, and increases in occupancy, as well as redevelopment projects completing and operating.
•
Recoveries from tenants increased $1.7 million and $5.8 million during the three and six months ended June 30, 2024 and 2023, respectively, due to increases in recoverable expenses and expense recovery rates.
•
Termination fees decreased $2.8 million during the six months ended June 30, 2024 driven by terminations that were recognized in 2023.
•
Uncollectible lease income changed by $1.8 million and $4.8 million during the three and six months ended June 30, 2024 and 2023, respectively, primarily driven by elevated collections in 2023 of previously reserved amounts, reducing our expense in the comparable period.

Total real estate operating expense increased $1.0 million and $5.7 million, on a net basis, during the three and six months ended June 30, 2024 and 2023, respectively, as follows:

•
Operating and maintenance decreased $3.8 million during six months ended June 30, 2024 and 2023, primarily due to increases in common area maintenance and other tenant-recoverable costs.
•
Real estate taxes increased $1.1 million and $1.3 million during the three and six months ended June 30, 2024 and 2023, respectively, due to an increase in real estate assessments across the portfolio.

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:

Our reconciliation of Net income attributable to common shareholders to Same Property NOI, on a Pro-rata basis, is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net income attributable to common shareholders	$99,255	86,782	$205,616	184,063
Less:
Management, transaction, and other fees	6,735	7,106	13,131	13,144
Other (1)	12,726	12,799	25,313	22,301
Plus:
Depreciation and amortization	100,968	83,161	198,553	165,868
General and administrative	24,238	25,065	50,370	50,345
Other operating expense	3,066	1,682	5,709	1,185
Other expense, net	31,394	35,133	60,608	69,549
Equity in income of investments in real estate excluded from NOI (2)	13,258	11,813	26,947	23,598
Net income attributable to noncontrolling interests	2,261	1,390	5,145	2,597
Preferred stock dividends and issuance costs	3,413	—	6,826	—
Pro-rata NOI	$258,392	225,121	$521,330	461,760
Less non-same property NOI	26,474	(135)	53,965	975
Pro-rata same property NOI	$231,918	225,256	$467,365	460,785
(1)
Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interests.
(2)
Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.

Nareit FFO, Core Operating Earnings and AFFO:

Our reconciliation of net income attributable to common shareholders to Nareit FFO, to Core Operating Earnings, and to AFFO is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share information)	2024	2023	2024	2023
Reconciliation of Net income attributable to common shareholders to Nareit FFO
Net income attributable to common shareholders	$99,255	86,782	$205,616	184,063
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	107,592	89,505	211,964	178,540
Gain on sale of real estate, net of tax	(11,080)	(64)	(22,488)	(305)
Exchangeable operating partnership units	601	550	1,243	970
Nareit FFO attributable to common stock and unit holders	$196,368	176,773	$396,335	363,268
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit Funds From Operations	$196,368	176,773	$396,335	363,268
Adjustments to reconcile to Core Operating Earnings: (1)
Not Comparable Items
Merger transition costs	2,133	—	4,694	—
Loss on early extinguishment of debt	—	—	180	—
Certain Non Cash Items
Straight-line rent	(5,283)	(1,784)	(11,021)	(4,173)
Uncollectible straight-line rent	1,377	(1,755)	2,033	(2,390)
Above/below market rent amortization, net	(7,073)	(8,554)	(12,540)	(14,219)
Debt and derivative mark-to-market amortization	1,731	8	2,640	—
Core Operating Earnings	$189,253	164,688	$382,321	342,486
Reconciliation of Core Operating Earnings to AFFO:
Core Operating Earnings	$189,253	164,688	$382,321	342,486
Adjustments to reconcile to AFFO (1):
Operating capital expenditures	(33,886)	(21,086)	(54,738)	(38,545)
Debt cost and derivative adjustments	2,022	1,686	4,162	1,686
Stock-based compensation	4,662	4,105	9,302	4,105
AFFO	$162,051	149,393	$341,047	309,732
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

On January 8, 2024, Regency priced a public offering of $400 million of senior unsecured notes due in 2034 (the “2024 Notes”) under our existing shelf registration filed with the SEC. The Notes were issued at 99.617% of par value with a coupon of 5.25%, and mature on January 15, 2034. We paid off $250 million of senior unsecured notes that matured in June 2024, and our next maturity of senior unsecured notes occurs in November 2025. We have $230.7 million of secured loan maturities during the next 12 months, including maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay-off as they mature. Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next year, although, in the longer term, we can provide no assurances.

In addition to our $73.8 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	June 30, 2024
ATM program
Original offering amount	$500,000
Available capacity	$500,000
Line of credit
Total commitment amount	$1,500,000
Available capacity (1)	$1,179,885
Maturity (2)	March 23, 2028
(1)
Net of letters of credit issued against our Line.
(2)
The Company has the option to extend the maturity for two additional six-month periods.

The declaration of dividends is determined quarterly by, and in the discretion of, our Board of Directors. On July 31, 2024, our Board of Directors:

•
Declared a common stock dividend of $0.67 per share, payable on October 3, 2024, to shareholders of record as of September 12, 2024;
•
Declared a dividend on the Series A Preferred Stock, which will be paid at a rate of $0.390625 per share on October 31, 2024. The dividend will be payable to holders of record of the Series A Preferred Stock as of the close of business on October 16, 2024; and
•
Declared a dividend on the Series B Preferred Stock, which will be paid at a rate of $0.367200 per share on October 31, 2024. The dividend will be payable to holders of record of the Series B Preferred Stock as of the close of business on October 16, 2024.

While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes. We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the six months ended June 30, 2024 and 2023, we generated cash flow from operations of $371.2 million and $334.7 million, respectively, and paid $255.4 million in dividends to our common and preferred stock and unit holders, and $223.2 million in dividends to our common stock and unit holders, in the same respective periods.

We currently have development and redevelopment projects in various stages of planning, design and construction, along with a pipeline of potential projects for future development or redevelopment. After funding our common and preferred stock dividend payments in July of 2024, we estimate that we will require capital during the next 12 months of approximately $530.6 million related to leasing commissions, tenant improvements, in-process developments and redevelopments, capital contributions to our real estate partnerships, and repaying maturing debt. These capital requirements are being impacted by inflation resulting in increased costs of construction materials, labor, and services from third party contractors and suppliers. In response, we have implemented mitigation strategies such as entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from permitting delays and labor shortages may extend the time to completion of these projects.

If we start new developments or redevelopments, commit to property acquisitions, repay debt prior to maturity, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

We endeavor to maintain a high percentage of unencumbered assets. As of June 30, 2024, 88.1% of our wholly-owned real estate assets were unencumbered. Our low level of encumbered assets allows us to more readily access the secured and unsecured debt markets and to maintain borrowing capacity on the Line.

Our Line and unsecured debt require that we remain in compliance with various customary financial covenants, which are described in the Notes to Consolidated Financial Statements included in our 2023 Form 10-K. We were in compliance with these covenants at June 30, 2024, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Six months ended June 30,
(in thousands)	2024	2023	Change
Net cash provided by operating activities	$371,214	334,677	36,537
Net cash used in investing activities	(114,143)	(91,411)	(22,732)
Net cash used in financing activities	(268,502)	(268,934)	432
Net change in cash, cash equivalents, and restricted cash	$(11,431)	(25,668)	14,237
Total cash, cash equivalents, and restricted cash	$79,923	43,108	36,815

Net cash provided by operating activities:

Net cash provided by operating activities increased $36.5 million due to:

•
$35.9 million increase in cash from operations due to the acquisition of UBP, and timing of receipts and payments
•
$0.6 million increase in operating cash flow distributions from Investments in real estate partnerships.

Net cash used in investing activities:

Net cash used in investing activities changed by $22.7 million as follows:

	Six months ended June 30,
(in thousands)	2024	2023	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(45,208)	—	(45,208)
Real estate development and capital improvements	(141,775)	(100,114)	(41,661)
Proceeds from sale of real estate	92,159	3,745	88,414
Proceeds from property insurance casualty claims	4,638	—	4,638
Issuance of notes receivable	(32,651)	(4,000)	(28,651)
Collection of notes receivable	3,004	—	3,004
Investments in real estate partnerships	(8,582)	(3,109)	(5,473)
Return of capital from investments in real estate partnerships	10,038	3,644	6,394
Dividends on investment securities	263	420	(157)
Acquisition of investment securities	(95,519)	(2,748)	(92,771)
Proceeds from sale of investment securities	99,490	10,751	88,739
Net cash used in investing activities	$(114,143)	(91,411)	(22,732)
Significant changes in investing activities include:

•
We paid $45.2 million in 2024 to purchase one operating property.
•
We invested $41.7 million more on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•
We sold three operating properties in 2024 for proceeds of $92.2 million compared to one land parcel in 2023 for proceeds of $3.7 million.
•
We received additional property insurance claim proceeds of $4.6 million in 2024 attributable to a single property that was impacted by a weather event in 2019.
•
During 2024, in connection with a secured lending transaction entered into by the Company, we issued a note receivable in the amount of $29.8 million at an interest rate of 6.9% maturing in January 2027, secured by a grocery-anchored shopping center. In addition, we issued $2.9 million short-term notes receivable to real estate partners in 2024, as compared to the issuance of a $4.0 million in 2023.
•
We collected $3.0 million in short-term note receivables from real estate partners in 2024.
•
Investments in real estate partnerships:
o
In 2024, we invested $8.6 million to fund our share of development and redevelopment activities,
o
In 2023, we invested $3.1 million to fund our share of development and redevelopment activities.
•
Return of capital from our unconsolidated investments in real estate partnerships includes sales or financing proceeds.
o
During the six months ended June 30, 2024 we received $10.0 million from our share of proceeds from debt financing activities.
o
During the same period in 2023, we received $3.6 million from our share of proceeds from debt financing activities.
•
Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan. Additionally, we invested approximately $90 million in commercial deposits from the proceeds received from the January 2024 public offering of senior unsecured notes. The commercial deposits were subsequently settled at maturity during the second quarter of 2024.

We plan to continue developing and redeveloping shopping centers for long-term investment. During the six months ended June 30, 2024, we deployed capital of $141.8 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Six months ended June 30,
(in thousands)	2024	2023	Change
Capital expenditures:
Land acquisitions	$11,650	2,580	9,070
Building and tenant improvements	43,918	30,963	12,955
Redevelopment costs	48,364	42,745	5,619
Development costs	27,584	17,705	9,879
Capitalized interest	3,107	2,476	631
Capitalized direct compensation	7,152	3,645	3,507
Real estate development and capital improvements	$141,775	100,114	41,661
•
We acquired one land parcel for development, and two outparcels in 2024, and one land parcel for development in 2023.
•
Building and tenant improvements increased $13.0 million in 2024, primarily related to the timing and volume of capital projects.
•
Redevelopment costs are higher than prior year. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovation, new out-parcel building construction, and redevelopment related tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan. The timing and duration of these projects could also result in volatility in NOI. See the tables below for more details about our redevelopment projects.
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

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					June 30, 2024
Property Name	Market	Ownership (3)	Start Date	Estimated Stabilization Year (1)	Estimated / Actual Net Development Costs (2) (3)	GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred

Developments In-Process
Glenwood Green	Metro NYC	70%	Q1-22	2025	46,172	247	187	92%
Baybrook East - Phase 1B	Houston, TX	50%	Q2-22	2026	9,792	77	127	85%
Sienna - Phase 1	Houston, TX	75%	Q2-23	2027	9,409	23	409	56%
The Shops at SunVet	Long Island, NY	100%	Q2-23	2027	86,872	170	511	47%
The Shops at Stone Bridge	Cheshire, CT	100%	Q1-24	2027	68,277	155	440	16%
Total Developments In-Process					$220,522	672	328	49%
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA are reported based on Regency’s ownership interest in the real estate partnership at completion.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)					June 30, 2024
Property Name	Market	Ownership (3)	Start Date	Estimated Stabilization Year (1)	Estimated Net Project Costs (2) (3)	GLA (3)	% of Costs Incurred

Redevelopments In-Process
The Abbot	Boston, MA	100%	Q2-19	2026	$59,854	64	94%
Westbard Square Phase I	Bethesda, MD	100%	Q2-21	2025	39,500	126	79%
Buckhead Landing	Atlanta, GA	100%	Q2-22	2025	30,859	152	73%
Bloom on Third (fka Town and Country Center)	Los Angeles, CA	35%	Q4-22	2027	24,525	51	41%
Mandarin Landing	Jacksonville, FL	100%	Q2-23	2025	16,422	140	45%
Serramonte Center - Phase 3	San Francisco, CA	100%	Q2-23	2025	36,989	1,072	13%
Circle Marina Center	Los Angeles, CA	100%	Q3-23	2025	14,986	118	40%
Avenida Biscayne	Miami, FL	100%	Q4-23	2026	22,743	29	18%
Cambridge Square	Atlanta, GA	100%	Q4-23	2026	15,002	70	10%
Various Redevelopments	Various	83% - 100%	Various	Various	96,192	3,097	34%
Total Redevelopments In-Process					$357,072	4,919	49%

Redevelopments Completed
Various Properties	Various	100%	Various	Various	14,773	588	98%
Total Redevelopments Completed					$14,773	588	98%
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA are reported based on Regency’s ownership interest in the real estate partnership at completion.

Net cash used in financing activities

Net cash flows from financing activities changed by $0.4 million during 2024, as follows:

	Six months ended June 30,
(in thousands)	2024	2023	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$—	(10)	10
Repurchase of common shares in conjunction with equity award plans	(8,776)	(7,621)	(1,155)
Common shares repurchased through share repurchase program	(200,066)	(20,006)	(180,060)
Contributions from non-controlling interests	3,001	1,225	1,776
Distributions to and redemptions of non-controlling interests	(6,254)	—	(6,254)
Dividend payments and operating partnership distributions	(255,442)	(223,239)	(32,203)
Proceeds from unsecured credit facilities, net	158,000	—	158,000
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	398,468	15,500	382,968
Debt repayment	(344,190)	(34,670)	(309,520)
Payment of loan costs	(13,453)	(141)	(13,312)
Proceeds from sale of treasury stock	210	28	182
Net cash used in financing activities	$(268,502)	(268,934)	432

Significant financing activities during the six months ended June 30, 2024 and 2023, include the following:

•
We repurchased a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $8.8 million and $7.6 million during 2024 and 2023, respectively.
•
During 2024, we paid $200.0 million to repurchase 3,306,709 shares of our common stock under our Repurchase Program, as compared to $20.0 million to repurchase 349,519 shares of our common stock during 2023.
•
During 2024, we received $3.0 million in contributions for the limited partners' share of development funding. During 2023, received $1.2 million net from limited partners, including $3.1 million of contributions from limited partners for their share of debt repayments and development funding, partially offset by $1.9 million in distributions to limited partners.
•
During 2024, we distributed $6.3 million to limited partners, including proceeds to partially redeem a non-controlling interest in one real estate partnership.
•
We paid $32.2 million more in dividends as a result of an increase in our dividend rate per share and the number of shares of our common stock outstanding, as well as preferred dividends which commenced in late 2023 as a result of the UBP acquisition.

•
We had the following debt related activity during 2024:
o
We drew $158.0 million in net proceeds from our Line,
o
We received $398.5 million in proceeds from issuing unsecured public debt,
o
We paid $344.2 million for debt repayments, including:
▪
$250.0 million in unsecured public debt repayments,
▪
$88.1 million for repaying three mortgage loans at maturity, and
▪
$6.1 million in principal mortgage payments.
o
We paid $13.5 million in loan costs relating to the recast of the Line as well as the unsecured public debt offering.
•
We had the following debt related activity during 2023:
o
$15.5 million in proceeds from a mortgage refinancing,
o
We paid $34.7 million for debt repayments, including:
▪
$5.1 million in principal mortgage payments, and
▪
$29.6 million to repay four mortgage loans at maturity.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our real estate partnerships and our Pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Number of real estate partnerships	19	18
Regency's ownership	12% - 83%	12% - 67%
Number of properties	101	101
Assets	$2,722,697	2,689,993	$1,007,387	984,027
Liabilities	1,624,520	1,595,271	582,847	565,822
Equity	1,098,177	1,094,722	424,540	418,205
Basis difference			(46,449)	(47,600)
Investments in real estate partnerships			$378,091	370,605
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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	June 30, 2024	December 31, 2023
GRI - Regency, LLC (GRIR)	40%	$141,659	144,371
Columbia Regency Retail Partners, LLC (Columbia I)	20%	6,825	7,045
Columbia Regency Partners II, LLC (Columbia II)	20%	43,091	42,994
Columbia Village District, LLC	30%	6,192	6,123
Individual Investors
Ballard Blocks	50%	60,739	62,140
Bloom on Third	35%	44,040	42,074
Others	12% - 83%	75,545	65,858
Total Investment in real estate partnerships		$378,091	370,605

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	June 30, 2024
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2024 (1)	$1,872	7,008	—	8,880	4,047
2025	6,094	148,461	—	154,555	49,157
2026	7,393	255,081	42,800	305,274	101,344
2027	7,576	32,800	—	40,376	13,669
2028	4,267	246,605	—	250,872	92,027
Beyond 5 Years	6,688	771,324	—	778,012	293,128
Net unamortized loan costs, debt premium / (discount)	—	(9,736)	—	(9,736)	(3,564)
Total	$33,890	1,451,543	42,800	1,528,233	549,808
(1)
Reflects scheduled principal payments and maturities for the remainder of the year.

At June 30, 2024, our investments in real estate partnerships had notes payable of $1.5 billion maturing through 2034, of which 93.8% had a weighted average fixed interest rate of 3.8%. The remaining notes payable float with SOFR and had a weighted average variable interest rate of 7.4%, based on rates as of June 30, 2024. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $549.8 million as of June 30, 2024. As notes payable mature, they are expected to be repaid from proceeds from new borrowings and/or partner capital contributions. Refinancing debt at maturity in the current interest rate environment could result in higher interest expense in future periods if rates remain elevated.

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

Management fee income

In addition to earning our Pro-rata share of net income or loss in each of these real estate partnerships, we receive fees as shown below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Asset management, property management, leasing, and other transaction fees	$6,735	7,106	$13,130	13,144

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two significant components of interest rate risk:

•
Under the Line, we have a variable interest rate that, as of June 30, 2024, was based upon an annual rate of SOFR plus a 0.10% market adjustment ("Adjusted SOFR") plus an applicable margin of 0.715%. SOFR rates charged on our Line change monthly, and the applicable margin on the Line is dependent upon the Company's maintenance of specific credit ratings and leverage parameters.
•
We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt.

The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of June 30, 2024. For variable rate mortgages and unsecured credit facilities for which we have interest rate swaps in place to fix the interest rate, they are included in the Fixed rate debt section below at their all-in fixed rate. The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of June 30, 2024, and are subject to change. In addition, we continually assess the market risk for floating rate debt and believe that an increase of 100 basis points in interest rates would decrease future earnings and cash flows by approximately $3.1 million per year based on $313.8 million of floating rate mortgage debt and floating rate line of credit balances outstanding at June 30, 2024.

Further, the table below incorporates only those exposures that exist as of June 30, 2024, and does not consider exposures or positions that could arise after that date or obligations repaid before maturity. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

The table below presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding at each year-end, and fair value of total debt as of June 30, 2024.

(dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed rate debt (1)	$58,159	308,465	357,770	754,572	341,882	2,264,045	4,084,893	3,796,239
Average interest rate for all fixed rate debt (2)	4.00%	4.02%	4.03%	4.13%	4.10%	4.36%
Variable rate SOFR debt (1)	$—	3,750	—	—	310,000	—	313,750	313,749
Average interest rate for all variable rate debt (2)	6.16%	6.16%	6.16%	6.16%	6.16%

(1)
Reflects amount of debt maturities during each of the years presented as of June 30, 2024.
(2)
Reflects weighted average interest rates of debt outstanding at the end of each year presented. For variable rate debt, the rate as of June 30, 2024, was used to determine the average interest rate for all future periods.

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the the quarter ended June 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended June 30, 2024.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended June 30, 2024:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
April 1 through April 30, 2024	664	(1)	$58.80	—	$230,000
May 1 through May 31, 2024	1,612,989		$59.61	1,612,873	$133,862
June 1 through June 30, 2024	1,693,836		$61.32	1,693,836	$30,000
(1)
Represents shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.
(2)
Our Board has authorized a common stock repurchase program under which we may purchase up to a maximum of $250 million of our outstanding common stock through open market purchases, and/or in privately negotiated transactions. The timing and price of stock repurchases will be dependent upon market conditions and other factors. Any stock repurchased, if not retired, will be treated as treasury stock. This program was to expire on February 7, 2025, unless modified, extended or earlier terminated by the Board in its discretion.

On July 31, 2024, the Board authorized and approved a new common stock repurchase program that replaces and supercedes, in all respects, the current program noted above. Under the new program we may repurchase up to $250 million shares of the Company's outstanding common stock. The Company intends for repurchases, if any, to be through open market purchases in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The new program expires on June 30, 2026, unless modified, extended or earlier terminated by the Board at its discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

August 2, 2024	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

August 2, 2024	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)