Form 10-Q
period 2024-09-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2024-11-01
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Regency Centers Corporation Yes ☐ No ☒ Regency Centers, L.P. Yes ☐ No ☒

The number of shares outstanding of Regency Centers Corporation's common stock was 181,505,396 as of October 30, 2024.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this "Report") combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2024, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The terms "the Company," "Regency Centers," "Regency," "we," "our," and "us" as used in this Report mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust ("REIT") and the general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management. The Operating Partnership's capital includes general and limited common partnership units ("Common Units"). As of September 30, 2024, the Parent Company owned approximately 99.4% of the Common Units in the Operating Partnership. The remaining Common Units, which are all limited Common Units, are owned by third party investors. In addition to the Common Units, the Operating Partnership has also issued two series of preferred units: the 6.250% Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units") and the 5.875% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"). The Parent Company currently owns all of the Series A Preferred Units and Series B Preferred Units. The Series A Preferred Units and Series B Preferred Units are sometimes referred to collectively as the "Preferred Units."

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

September 30, 2024 and December 31, 2023

(in thousands, except share data)

	2024	2023
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$13,620,602	13,454,391
Less: accumulated depreciation	2,894,010	2,691,386
Real estate assets, net	10,726,592	10,763,005
Investments in sales-type lease, net	16,056	8,705
Investments in real estate partnerships	387,413	370,605
Net real estate investments	11,130,061	11,142,315
Properties held for sale, net	—	18,878
Cash, cash equivalents, and restricted cash, including $4,822 and $6,383 of restricted cash at September 30, 2024 and December 31, 2023, respectively	114,831	91,354
Tenant and other receivables, net	240,114	206,162
Deferred leasing costs, less accumulated amortization of $128,881 and $124,107 at September 30, 2024 and December 31, 2023, respectively	78,206	73,398
Acquired lease intangible assets, less accumulated amortization of $384,600 and $364,413 at September 30, 2024 and December 31, 2023, respectively	242,529	283,375
Right of use assets, net	323,660	328,002
Other assets	297,178	283,429
Total assets	$12,426,579	12,426,913
Liabilities and Equity
Liabilities:
Notes payable, net	$4,365,007	4,001,949
Unsecured credit facility	30,000	152,000
Accounts payable and other liabilities	389,055	358,612
Acquired lease intangible liabilities, less accumulated amortization of $214,684 and $211,067 at September 30, 2024 and December 31, 2023, respectively	372,627	398,302
Lease liabilities	245,107	246,063
Tenants' security, escrow deposits and prepaid rent	80,586	78,052
Total liabilities	5,482,382	5,234,978
Commitments and contingencies	—	—
Equity:
Shareholders' equity:
Preferred stock $0.01 par value per share, 30,000,000 shares authorized; 9,000,000 shares issued and outstanding, in the aggregate, in Series A and Series B at September 30, 2024 and December 31, 2023 with liquidation preference of $25 per share	225,000	225,000
Common stock $0.01 par value per share, 220,000,000 shares authorized; 181,502,569 and 184,581,070 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,815	1,846
Treasury stock at cost, 473,471 and 448,140 shares held at September 30, 2024 and December 31, 2023, respectively	(27,638)	(25,488)
Additional paid-in-capital	8,509,021	8,704,240
Accumulated other comprehensive loss	(5,374)	(1,308)
Distributions in excess of net income	(1,935,358)	(1,871,603)
Total shareholders' equity	6,767,466	7,032,687
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $79,212 and $74,199 at September 30, 2024 and December 31, 2023, respectively	40,890	42,195
Limited partners' interests in consolidated partnerships	135,841	117,053
Total noncontrolling interests	176,731	159,248
Total equity	6,944,197	7,191,935
Total liabilities and equity	$12,426,579	12,426,913

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Lease income	$349,057	320,921	$1,050,008	934,180
Other property income	4,444	2,638	11,464	8,459
Management, transaction, and other fees	6,765	7,079	19,896	20,223
Total revenues	360,266	330,638	1,081,368	962,862
Operating expenses:
Depreciation and amortization	100,955	87,505	299,508	253,373
Property operating expense	60,477	59,227	183,242	164,643
Real estate taxes	45,729	40,171	135,514	117,157
General and administrative	25,073	20,903	75,443	71,248
Other operating expenses	3,654	3,533	9,363	4,718
Total operating expenses	235,888	211,339	703,070	611,139
Other expense, net:
Interest expense, net	47,022	38,807	133,068	112,156
Gain on sale of real estate, net of tax	(11,360)	(184)	(33,844)	(515)
Loss on early extinguishment of debt	—	—	180	—
Net investment (income) loss	(1,372)	1,020	(4,506)	(2,449)
Total other expense, net	34,290	39,643	94,898	109,192
Income before equity in income of investments in real estate partnerships	90,088	79,656	283,400	242,531
Equity in income of investments in real estate partnerships	13,488	12,517	37,763	36,302
Net income	103,576	92,173	321,163	278,833
Noncontrolling interests:
Exchangeable operating partnership units	(593)	(520)	(1,836)	(1,490)
Limited partners' interests in consolidated partnerships	(1,514)	(933)	(5,416)	(2,560)
Net income attributable to noncontrolling interests	(2,107)	(1,453)	(7,252)	(4,050)
Net income attributable to the Company	101,469	90,720	313,911	274,783
Preferred stock dividends	(3,413)	(1,644)	(10,239)	(1,644)
Net income attributable to common shareholders	$98,056	89,076	$303,672	273,139

Net income attributable to common shareholders:
Per common share - basic	$0.54	0.50	$1.66	1.58
Per common share - diluted	$0.54	0.50	$1.66	1.57

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$103,576	92,173	$321,163	278,833
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(9,305)	4,606	2,412	7,327
Reclassification adjustment of derivative instruments included in net income	(2,306)	(2,161)	(7,113)	(5,302)
Unrealized gain (loss) on available-for-sale debt securities	415	(292)	295	(215)
Other comprehensive (loss) income	(11,196)	2,153	(4,406)	1,810
Comprehensive income	92,380	94,326	316,757	280,643
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	2,107	1,453	7,252	4,050
Other comprehensive (loss) income attributable to noncontrolling interests	(687)	54	(340)	(65)
Comprehensive income attributable to noncontrolling interests	1,420	1,507	6,912	3,985
Comprehensive income attributable to the Company	$90,960	92,819	$309,845	276,658

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended September 30, 2024 and 2023

(in thousands, except per share data)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at June 30, 2023	$—	1,710	(24,676)	7,859,249	7,336	(1,803,406)	6,040,213	54,281	49,292	103,573	6,143,786
Net income	—	—	—	—	—	90,720	90,720	520	933	1,453	92,173
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	4,026	—	4,026	25	263	288	4,314
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(1,927)	—	(1,927)	(11)	(223)	(234)	(2,161)
Deferred compensation plan, net	—	—	(405)	405	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	—	5,465	—	—	5,465	—	—	—	5,465
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	—	125	—	—	125	—	—	—	125
Common stock issued under dividend reinvestment plan	—	—	—	162	—	—	162	—	—	—	162
Common stock issued for partnership units exchanged	—	—	—	198	—	—	198	(198)	—	(198)	—
Common stock issued, net of issuance costs	—	136	—	818,408	—	—	818,544	—	—	—	818,544
Issuance of preferred stock	225,000	—	—	—	—	—	225,000	—	—	—	225,000
Contributions from partners	—	—	—	—	—	—	—	—	69,625	69,625	69,625
Distributions to partners	—	—	—	—	—	—	—	—	(3,191)	(3,191)	(3,191)
Cash dividends declared:
Preferred stock (Series A: $0.390625 per share/unit; Series B: $0.367200 per share/unit)	—	—	—	—	—	(1,644)	(1,644)	—	—	—	(1,644)
Common stock ($0.650 per share/unit)	—	—	—	—	—	(119,968)	(119,968)	(703)	—	(703)	(120,671)
Balance at September 30, 2023	$225,000	1,846	(25,081)	8,684,012	9,435	(1,834,298)	7,060,914	53,914	116,699	170,613	7,231,527

Balance at June 30, 2024	$225,000	1,815	(27,234)	8,502,753	5,135	(1,911,741)	6,795,728	40,738	126,704	167,442	6,963,170
Net income	—	—	—	—	—	101,469	101,469	593	1,514	2,107	103,576
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	(8,357)	—	(8,357)	(53)	(480)	(533)	(8,890)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(2,152)	—	(2,152)	(14)	(140)	(154)	(2,306)
Adjustment for noncontrolling interests	—	—	—	(1,305)	—	—	(1,305)	1,305	—	1,305	—
Deferred compensation plan, net	—	—	(404)	404	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	—	—	6,674	—	—	6,674	—	—	—	6,674
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	—	119	—	—	119	—	—	—	119
Common stock issued under dividend reinvestment plan	—	—	—	170	—	—	170	—	—	—	170
Common stock issued for partnership units exchanged	—	—	—	206	—	—	206	(206)	—	(206)	—
Contributions from partners	—	—	—	—	—	—	—	—	11,424	11,424	11,424
Distributions to partners	—	—	—	—	—	—	—	—	(3,181)	(3,181)	(3,181)
Cash dividends declared:
Preferred stock (Series A: $0.390625 per share/unit; Series B: $0.367200 per share/unit)	—	—	—	—	—	(3,413)	(3,413)	—	—	—	(3,413)
Common stock ($0.670 per share/unit)	—	—	—	—	—	(121,673)	(121,673)	(1,473)	—	(1,473)	(123,146)
Balance at September 30, 2024	$225,000	1,815	(27,638)	8,509,021	(5,374)	(1,935,358)	6,767,466	40,890	135,841	176,731	6,944,197

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the nine months ended September 30, 2024 and 2023

(in thousands, except per share data)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	1,711	(24,461)	7,877,152	7,560	(1,764,977)	6,096,985	34,489	46,565	81,054	6,178,039
Net income	—	—	—	—	—	274,783	274,783	1,490	2,560	4,050	278,833
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	6,596	—	6,596	46	470	516	7,112
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(4,721)	—	(4,721)	(26)	(555)	(581)	(5,302)
Deferred compensation plan, net	—	—	(620)	620	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	14,387	—	—	14,389	—	—	—	14,389
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	—	(7,201)	—	—	(7,201)	—	—	—	(7,201)
Common stock repurchased and retired	—	(3)	—	(20,003)	—	—	(20,006)	—	—	—	(20,006)
Common stock issued under dividend reinvestment plan	—	—	—	461	—	—	461	—	—	—	461
Common stock issued for partnership units exchanged	—	—	—	198	—	—	198	(198)	—	(198)	—
Common stock issued, net of issuance costs	—	136	—	818,398	—	—	818,534	—	—	—	818,534
Issuance of exchangeable operating partnership units	—	—	—	—	—	—	—	20,000	—	20,000	20,000
Issuance of preferred stock	225,000						225,000	—	—	—	225,000
Contributions from partners	—	—	—	—	—	—	—	—	72,830	72,830	72,830
Distributions to partners	—	—	—	—	—	—	—	—	(5,171)	(5,171)	(5,171)
Cash dividends declared:
Preferred stock (Series A: $0.390625 per share/unit; Series B: $0.367200 per share/unit)	—	—	—	—	—	(1,644)	(1,644)	—	—	—	(1,644)
Common stock ($1.950 per share/unit)	—	—	—	—	—	(342,460)	(342,460)	(1,887)	—	(1,887)	(344,347)
Balance at September 30, 2023	$225,000	1,846	(25,081)	8,684,012	9,435	(1,834,298)	7,060,914	53,914	116,699	170,613	7,231,527

Balance at December 31, 2023	$225,000	$1,846	(25,488)	8,704,240	(1,308)	(1,871,603)	7,032,687	42,195	117,053	159,248	7,191,935
Net income	—	—	—	—	—	313,911	313,911	1,836	5,416	7,252	321,163
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	2,585	—	2,585	13	109	122	2,707
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(6,651)	—	(6,651)	(41)	(421)	(462)	(7,113)
Adjustment for noncontrolling interests	—	—	—	(9,999)	—	—	(9,999)	1,305	8,694	9,999	—
Deferred compensation plan, net	—	—	(2,150)	2,150	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	19,809	—	—	19,811	—	—	—	19,811
Common stock repurchased for taxes withheld for stock based compensation, net	—	—	—	(8,375)	—	—	(8,375)	—	—	—	(8,375)
Common stock repurchased and retired	—	(33)	—	(200,033)	—	—	(200,066)	—	—	—	(200,066)
Common stock issued under dividend reinvestment plan	—	—	—	494	—	—	494	—	—	—	494
Common stock issued for exchangeable operating partnership units	—	—	—	735	—	—	735	(735)	—	(735)	—
Contributions from partners	—	—	—	—	—	—	—	—	14,425	14,425	14,425
Distributions to partners	—	—	—	—	—	—	—	—	(9,435)	(9,435)	(9,435)
Cash dividends declared:
Preferred stock (Series A: $1.171875 per share/unit; Series B: $1.101600 per share/unit)	—	—	—	—	—	(10,239)	(10,239)	—	—	—	(10,239)
Common stock ($2.010 per share/unit)	—	—	—	—	—	(367,427)	(367,427)	(3,683)	—	(3,683)	(371,110)
Balance at September 30, 2024	$225,000	1,815	(27,638)	8,509,021	(5,374)	(1,935,358)	6,767,466	40,890	135,841	176,731	6,944,197

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2024 and 2023

(in thousands)

(unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$321,163	278,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,508	253,373
Amortization of deferred financing costs and debt premiums	9,754	5,124
Amortization of above and below market lease intangibles, net	(17,383)	(21,573)
Stock-based compensation, net of capitalization	18,829	14,203
Equity in income of investments in real estate partnerships	(37,763)	(36,302)
Gain on sale of real estate, net of tax	(33,844)	(515)
Loss on early extinguishment of debt	180	—
Distribution of earnings from investments in real estate partnerships	49,987	48,451
Deferred compensation expense	3,615	2,148
Realized and unrealized gain on investments	(4,439)	(2,252)
Changes in assets and liabilities:
Tenant and other receivables	(8,736)	(3,094)
Deferred leasing costs	(7,643)	(7,705)
Other assets	(10,738)	(7,577)
Accounts payable and other liabilities	13,881	20,875
Tenants' security, escrow deposits and prepaid rent	2,442	3,696
Net cash provided by operating activities	598,813	547,685
Cash flows from investing activities:
Acquisition of operating real estate	(45,205)	(2,033)
Acquisition of UBP, net of cash acquired of $14,143 in 2023	—	(80,488)
Real estate development and capital improvements	(235,284)	(158,982)
Proceeds from sale of real estate	103,626	10,338
Proceeds from property insurance casualty claims	5,257	—
Issuance of notes receivable	(32,651)	(4,000)
Collection of notes receivable	3,052	—
Investments in real estate partnerships	(25,771)	(9,118)
Return of capital from investments in real estate partnerships	12,859	3,644
Dividends on investment securities	296	571
Acquisition of investment securities	(99,035)	(5,206)
Proceeds from sale of investment securities	103,785	13,747
Net cash used in investing activities	(209,071)	(231,527)
Cash flows from financing activities:
Net proceeds from common stock issuance	—	4
Repurchase of common shares in conjunction with equity award plans	(8,776)	(7,653)
Common shares repurchased through share repurchase program	(200,066)	(20,006)
Proceeds from sale of treasury stock	210	62
Contributions from non-controlling interests	6,533	3,167
Distributions to and redemptions of non-controlling interests	(9,435)
Distributions to exchangeable operating partnership unit holders	(2,215)	(1,666)
Dividends paid to common shareholders	(368,999)	(332,627)
Dividends paid to preferred shareholders	(10,239)	—
Repayment of fixed rate unsecured notes	(250,000)	—
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	722,860	—
Proceeds from unsecured credit facilities	527,419	442,000
Repayment of unsecured credit facilities	(649,419)	(365,000)
Proceeds from notes payable	12,000	46,500
Repayment of notes payable	(110,862)	(60,257)
Scheduled principal payments	(8,716)	(7,977)
Payment of financing costs	(16,560)	(411)
Net cash used in financing activities	(366,265)	(303,864)
Net increase in cash and cash equivalents and restricted cash	23,477	12,294
Cash and cash equivalents and restricted cash at beginning of the period	91,354	68,776
Cash and cash equivalents and restricted cash at end of the period	$114,831	81,070

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2024 and 2023

(in thousands)

(unaudited)

	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,812 and $4,026 in 2024 and 2023, respectively)	$137,367	116,686
Cash paid for income taxes, net of refunds	$7,114	728
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$126,085	122,946
Right of use assets obtained in exchange for new operating lease liabilities	$1,271	32,002
Sale of leased asset in exchange for net investment in sales-type lease	$2,846	8,510
UBP Acquisition:
Notes payable assumed in acquisition, at fair value	$—	284,706
Non-controlling interest assumed in acquisition, at fair value	$—	64,492
Common stock exchanged for UBP shares	$—	818,530
Preferred stock exchanged for UBP shares	$—	225,000
Common stock issued for partnership units exchanged	$735	199
Reallocation of equity upon acquisition of non-controlling interest	$8,694	—
Exchangeable operating partnership units issued for acquisition of real estate	$—	20,000
Change in accrued capital expenditures	$8,837	20,967
Common stock issued under dividend reinvestment plan	$494	461
Stock-based compensation capitalized	$1,383	638
Contributions to investments in real estate partnerships	$18,242	—
Contributions from limited partners in consolidated partnerships	$7,891	—
Common stock issued for dividend reinvestment in trust	$918	905
Contribution of stock awards into trust	$1,749	1,961
Distribution of stock held in trust	$476	2,245
Change in fair value of securities	$295	215

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

September 30, 2024 and December 31, 2023

(in thousands, except unit data)

	2024	2023
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$13,620,602	13,454,391
Less: accumulated depreciation	2,894,010	2,691,386
Real estate assets, net	10,726,592	10,763,005
Investments in sales-type lease, net	16,056	8,705
Investments in real estate partnerships	387,413	370,605
Net real estate investments	11,130,061	11,142,315
Properties held for sale, net	—	18,878
Cash, cash equivalents, and restricted cash, including $4,822 and $6,383 of restricted cash at September 30, 2024 and December 31, 2023, respectively	114,831	91,354
Tenant and other receivables, net	240,114	206,162
Deferred leasing costs, less accumulated amortization of $128,881 and $124,107 at September 30, 2024 and December 31, 2023, respectively	78,206	73,398
Acquired lease intangible assets, less accumulated amortization of $384,600 and $364,413 at September 30, 2024 and December 31, 2023, respectively	242,529	283,375
Right of use assets, net	323,660	328,002
Other assets	297,178	283,429
Total assets	$12,426,579	12,426,913
Liabilities and Capital
Liabilities:
Notes payable, net	$4,365,007	4,001,949
Unsecured credit facility	30,000	152,000
Accounts payable and other liabilities	389,055	358,612
Acquired lease intangible liabilities, less accumulated amortization of $214,684 and $211,067 at September 30, 2024 and December 31, 2023, respectively	372,627	398,302
Lease liabilities	245,107	246,063
Tenants' security, escrow deposits and prepaid rent	80,586	78,052
Total liabilities	5,482,382	5,234,978
Commitments and contingencies	—	—
Capital:
Partners' capital:
Preferred units $0.01 par value per unit, 30,000,000 units authorized; 9,000,000 units issued and outstanding, in the aggregate, in Series A and Series B at September 30, 2024 and December 31, 2023 with liquidation preference of $25 per unit	225,000	225,000
General partner's common units, 181,502,569 and 184,581,070 units issued and outstanding at September 30, 2024 and December 31, 2023, respectively	6,547,840	6,808,995
Limited partners' common units, 1,096,659 and 1,107,454 units issued and outstanding at September 30, 2024 and December 31, 2023 respectively	40,890	42,195
Accumulated other comprehensive loss	(5,374)	(1,308)
Total partners' capital	6,808,356	7,074,882
Noncontrolling interest: Limited partners' interests in consolidated partnerships	135,841	117,053
Total capital	6,944,197	7,191,935
Total liabilities and capital	$12,426,579	12,426,913

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Lease income	$349,057	320,921	$1,050,008	934,180
Other property income	4,444	2,638	11,464	8,459
Management, transaction, and other fees	6,765	7,079	19,896	20,223
Total revenues	360,266	330,638	1,081,368	962,862
Operating expenses:
Depreciation and amortization	100,955	87,505	299,508	253,373
Property operating expense	60,477	59,227	183,242	164,643
Real estate taxes	45,729	40,171	135,514	117,157
General and administrative	25,073	20,903	75,443	71,248
Other operating expenses	3,654	3,533	9,363	4,718
Total operating expenses	235,888	211,339	703,070	611,139
Other expense, net:
Interest expense, net	47,022	38,807	133,068	112,156
Gain on sale of real estate, net of tax	(11,360)	(184)	(33,844)	(515)
Loss on early extinguishment of debt	—	—	180	—
Net investment (income) loss	(1,372)	1,020	(4,506)	(2,449)
Total other expense, net	34,290	39,643	94,898	109,192
Income before equity in income of investments in real estate partnerships	90,088	79,656	283,400	242,531
Equity in income of investments in real estate partnerships	13,488	12,517	37,763	36,302
Net income	103,576	92,173	321,163	278,833
Limited partners' interests in consolidated partnerships	(1,514)	(933)	(5,416)	(2,560)
Net income attributable to the Partnership	102,062	91,240	315,747	276,273
Preferred unit distributions	(3,413)	(1,644)	(10,239)	(1,644)
Net income attributable to common unit holders	$98,649	89,596	$305,508	274,629

Net income attributable to common unit holders:
Per common unit - basic	$0.54	0.50	$1.66	1.58
Per common unit - diluted	$0.54	0.50	$1.66	1.57

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$103,576	92,173	$321,163	278,833
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(9,305)	4,606	2,412	7,327
Reclassification adjustment of derivative instruments included in net income	(2,306)	(2,161)	(7,113)	(5,302)
Unrealized gain (loss) on available-for-sale debt securities	415	(292)	295	(215)
Other comprehensive (loss) income	(11,196)	2,153	(4,406)	1,810
Comprehensive income	92,380	94,326	316,757	280,643
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,514	933	5,416	2,560
Other comprehensive income (loss) attributable to noncontrolling interests	(620)	40	(312)	(85)
Comprehensive income attributable to noncontrolling interests	894	973	5,104	2,475
Comprehensive income attributable to the Partnership	$91,486	93,353	$311,653	278,168

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended September 30, 2024 and 2023

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at June 30, 2023	$6,032,877	54,281	7,336	6,094,494	49,292	6,143,786
Net income	90,720	520	—	91,240	933	92,173
Other comprehensive income
Other comprehensive income before reclassification	—	25	4,026	4,051	263	4,314
Amounts reclassified from accumulated other comprehensive loss	—	(11)	(1,927)	(1,938)	(223)	(2,161)
Contributions from partners	—	—	—	—	69,625	69,625
Distributions to partners	(119,968)	(703)	—	(120,671)	(3,191)	(123,862)
Preferred unit distributions	(1,644)	—	—	(1,644)	—	(1,644)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	5,465	—	—	5,465	—	5,465
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	225,000	—	—	225,000	—	225,000
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	818,544	—	—	818,544	—	818,544
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	287	—	—	287	—	287
Common units exchanged for common stock of Parent Company	198	(198)	—	—	—	—
Balance at September 30, 2023	$7,051,479	53,914	9,435	7,114,828	116,699	7,231,527

Balance at June 30, 2024	$6,790,593	40,738	5,135	6,836,466	126,704	6,963,170
Net income	101,469	593	—	102,062	1,514	103,576
Other comprehensive income
Other comprehensive income before reclassification	—	(53)	(8,357)	(8,410)	(480)	(8,890)
Amounts reclassified from accumulated other comprehensive loss	—	(14)	(2,152)	(2,166)	(140)	(2,306)
Adjustment for noncontrolling interests	(1,305)	1,305	—	—	—	—
Contributions from partners	—	—	—	—	11,424	11,424
Distributions to partners	(121,673)	(1,473)	—	(123,146)	(3,181)	(126,327)
Preferred unit distributions	(3,413)	—	—	(3,413)	—	(3,413)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	6,674	—	—	6,674	—	6,674
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	289	—	—	289	—	289
Common units exchanged for common stock of Parent Company	206	(206)	—	—	—	—
Balance at September 30, 2024	$6,772,840	40,890	(5,374)	6,808,356	135,841	6,944,197

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the nine months ended September 30, 2024 and 2023

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests in Limited Partners' Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2022	$6,089,425	34,489	7,560	6,131,474	46,565	6,178,039
Net income	274,783	1,490	—	276,273	2,560	278,833
Other comprehensive income
Other comprehensive income before reclassification	—	46	6,596	6,642	470	7,112
Amounts reclassified from accumulated other comprehensive income	—	(26)	(4,721)	(4,747)	(555)	(5,302)
Contributions from partners	—	—	—	—	72,830	72,830
Issuance of exchangeable operating partnership units	—	20,000	—	20,000	—	20,000
Distributions to partners	(342,460)	(1,887)	—	(344,347)	(5,171)	(349,518)
Preferred unit distributions	(1,644)			(1,644)	—	(1,644)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	14,389	—	—	14,389	—	14,389
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	225,000	—	—	225,000	—	225,000
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(20,006)	—	—	(20,006)	—	(20,006)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	818,534	—	—	818,534	—	818,534
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(6,740)	—	—	(6,740)	—	(6,740)
Common units exchanged for common stock of Parent Company	198	(198)	—	—	—	—
Balance at September 30, 2023	$7,051,479	53,914	9,435	7,114,828	116,699	7,231,527

Balance at December 31, 2023	$7,033,995	42,195	(1,308)	7,074,882	117,053	7,191,935
Net income	313,911	1,836	—	315,747	5,416	321,163
Other comprehensive income
Other comprehensive income before reclassification	—	13	2,585	2,598	109	2,707
Amounts reclassified from accumulated other comprehensive income	—	(41)	(6,651)	(6,692)	(421)	(7,113)
Adjustment for noncontrolling interests	(9,999)	1,305	—	(8,694)	8,694	—
Contributions from partners	—	—	—	—	14,425	14,425
Distributions to partners	(367,427)	(3,683)	—	(371,110)	(9,435)	(380,545)
Preferred unit distributions	(10,239)	—	—	(10,239)	—	(10,239)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	19,811	—	—	19,811	—	19,811
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(200,066)	—	—	(200,066)	—	(200,066)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(7,881)	—	—	(7,881)	—	(7,881)
Exchangeable operating partnership units converted to common stock of Parent Company	735	(735)	—	—	—	—
Balance at September 30, 2024	$6,772,840	40,890	(5,374)	6,808,356	135,841	6,944,197

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2024 and 2023

(in thousands)

(unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$321,163	278,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,508	253,373
Amortization of deferred financing costs and debt premiums	9,754	5,124
Amortization of above and below market lease intangibles, net	(17,383)	(21,573)
Stock-based compensation, net of capitalization	18,829	14,203
Equity in income of investments in real estate partnerships	(37,763)	(36,302)
Gain on sale of real estate, net of tax	(33,844)	(515)
Loss on early extinguishment of debt	180	—
Distribution of earnings from investments in real estate partnerships	49,987	48,451
Deferred compensation expense	3,615	2,148
Realized and unrealized gain on investments	(4,439)	(2,252)
Changes in assets and liabilities:
Tenant and other receivables	(8,736)	(3,094)
Deferred leasing costs	(7,643)	(7,705)
Other assets	(10,738)	(7,577)
Accounts payable and other liabilities	13,881	20,875
Tenants' security, escrow deposits and prepaid rent	2,442	3,696
Net cash provided by operating activities	598,813	547,685
Cash flows from investing activities:
Acquisition of operating real estate	(45,205)	(2,033)
Acquisition of UBP, net of cash acquired of $14,143 in 2023	—	(80,488)
Real estate development and capital improvements	(235,284)	(158,982)
Proceeds from sale of real estate	103,626	10,338
Proceeds from property insurance casualty claims	5,257	—
Issuance of notes receivable	(32,651)	(4,000)
Collection of notes receivable	3,052	—
Investments in real estate partnerships	(25,771)	(9,118)
Return of capital from investments in real estate partnerships	12,859	3,644
Dividends on investment securities	296	571
Acquisition of investment securities	(99,035)	(5,206)
Proceeds from sale of investment securities	103,785	13,747
Net cash used in investing activities	(209,071)	(231,527)
Cash flows from financing activities:
Net proceeds from common stock issuance	—	4
Repurchase of common shares in conjunction with equity award plans	(8,776)	(7,653)
Common units repurchased through share repurchase program	(200,066)	(20,006)
Proceeds from sale of treasury stock	210	62
Contributions from non-controlling interests	6,533	3,167
Distributions to and redemptions of non-controlling interests	(9,435)	—
Distributions to partners	(371,214)	(334,293)
Dividends paid to preferred unit holders	(10,239)	—
Repayment of fixed rate unsecured notes	(250,000)	—
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	722,860	—
Proceeds from unsecured credit facilities	527,419	442,000
Repayment of unsecured credit facilities	(649,419)	(365,000)
Proceeds from notes payable	12,000	46,500
Repayment of notes payable	(110,862)	(60,257)
Scheduled principal payments	(8,716)	(7,977)
Payment of financing costs	(16,560)	(411)
Net cash used in financing activities	(366,265)	(303,864)
Net increase in cash and cash equivalents and restricted cash	23,477	12,294
Cash and cash equivalents and restricted cash at beginning of the period	91,354	68,776
Cash and cash equivalents and restricted cash at end of the period	$114,831	81,070

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2024 and 2023

(in thousands)

(unaudited)

	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,812 and $4,026 in 2024 and 2023, respectively)	$137,367	116,686
Cash paid for income taxes, net of refunds	$7,114	728
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$126,085	122,946
Right of use assets obtained in exchange for new operating lease liabilities	$1,271	32,002
Sale of leased asset in exchange for net investment in sales-type lease	$2,846	8,510
UBP Acquisition:
Notes payable assumed in acquisition, at fair value	$—	284,706
Non-controlling interest assumed in acquisition, at fair value	$—	64,492
Common stock exchanged for UBP shares	$—	818,530
Preferred stock exchanged for UBP shares	$—	225,000
Common stock issued by Parent Company for partnership units exchanged	$735	199
Reallocation of equity upon acquisition of non-controlling interest	$8,694	—
Exchangeable operating partnership units issued for acquisition of real estate	$—	20,000
Change in accrued capital expenditures	$8,837	20,967
Common stock issued by Parent Company for dividend reinvestment plan	$494	461
Stock-based compensation capitalized	$1,383	638
Contributions to investments in real estate partnerships	$18,242	—
Contributions from limited partners in consolidated partnerships	$7,891	—
Common stock issued for dividend reinvestment in trust	$918	905
Contribution of stock awards into trust	$1,749	1,961
Distribution of stock held in trust	$476	2,245
Change in fair value of securities	$295	215

The accompanying notes are an integral part of the financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

1.	Organization and Significant Accounting Policies

General

Regency Centers Corporation (the "Parent Company") began its operations as a REIT in 1993 and is the general partner of Regency Centers, L.P. (the "Operating Partnership"). The Parent Company primarily engages in the ownership, management, leasing, acquisition, development, and redevelopment of shopping centers through the Operating Partnership and has no other assets other than through its investment in the Operating Partnership. Its only indebtedness consists of $200 million of unsecured private placement notes, which are co-issued and guaranteed by the Operating Partnership. The Parent Company guarantees all of the unsecured debt of the Operating Partnership.

As of September 30, 2024, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 381 properties and held partial interests in an additional 102 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

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

Acquisition of Urstadt Biddle Properties Inc.

On August 18, 2023, the Company acquired Urstadt Biddle Properties Inc. ("UBP") which was accounted for as an asset acquisition. Under the terms of the merger agreement, each share of Urstadt Biddle common stock and Urstadt Biddle Class A common stock was converted into 0.347 of a share of common stock of the Parent Company. Additionally, each share of UBP’s 6.25% Series H Cumulative Redeemable Preferred Stock and 5.875% Series K Cumulative Redeemable Preferred Stock was converted into one share of newly issued Parent Company 6.25% Series A Cumulative Redeemable Preferred Stock ("Parent Company Series A preferred stock") and 5.875% Series B Cumulative Redeemable Preferred Stock ("Parent Company Series B preferred stock"), respectively (collectively referred to as the "Preferred Stock").

As a result of the acquisition, the Company acquired 74 properties representing 5.3 million square feet of GLA, including 10 properties held through real estate partnerships. See the Company's audited Annual Report on Form 10-K for the year ended December 31, 2023 for further disclosure regarding the acquisition transaction.

Risks and Uncertainties

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent continue to be influenced by current economic challenges, which may impact their cost of doing business, including but not limited to the impact of inflation, the cost and availability of labor, increasing energy prices and interest rates, and access to credit. Additionally, geopolitical and macroeconomic challenges, including the war involving Russia and Ukraine, the current Middle East conflicts and wars, and economic conflicts with China, as well as the slowing of its economy, could impact aspects of the U.S. economy and, therefore, consumer spending. The policies implemented by the U.S. government to address these and related issues, including changes by the Board of Governors of the Federal Reserve System of its benchmark federal funds rate, increases or decreases in federal government spending, and economic sanctions and tariffs, could result in adverse impacts on the U.S. economy, including a slowing of growth and potentially a recession, thereby impacting consumer spending, tenants' businesses, and/or decreasing future demand for space in shopping centers. The potential impact of current macroeconomic and geopolitical challenges on the Company's financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties. See Item 1A of Part I of the Company's Annual Report on Form 10-K for a more detailed discussion of the Risk Factors potentially impacting the Company's business and results of operations.

Investment Risk Concentrations

As of September 30, 2024, no single tenant comprised 10% or more of our aggregate annualized base rent ("ABR"). As of September 30, 2024, the Company had three geographic concentrations that accounted for at least 10.0% of our aggregate ABR.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

Real estate properties located in California, Florida and the New York-Newark-Jersey City core-based statistical area accounted for 23.4%, 20.4% and 12.1% of ABR respectively. As a result, this geographic concentration of our portfolio makes it potentially more susceptible to adverse weather or economic events that impact these locations.

Consolidation

In addition to properties that are wholly-owned, the Company consolidates properties where it owns less than 100% but holds a controlling financial interest in the entity. Controlling financial interest is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities ("VIEs") and voting interest entities.

Ownership of the Parent Company

The Parent Company currently has a single class of common stock and two series of preferred stock outstanding.

Ownership of the Operating Partnership

The Operating Partnership's capital includes Common Units and Preferred Units. As of September 30, 2024, the Parent Company owned approximately 99.4% of the outstanding Common Units, with the remaining Common Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). The Parent Company currently owns all of the Preferred Units.

Real Estate Partnerships

As of September 30, 2024, Regency held partial ownership interests in 121 properties through real estate partnerships, of which 19 are consolidated. Regency's partners include institutional investors, real estate developers and/or operators, and passive investors (the "Partners" or "Limited Partners"). These partnerships have been established to own and operate real estate properties. The Company’s involvement with these entities is through its ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. Regency has variable interests in these entities through its equity ownership, with Regency being the primary beneficiary in certain of these real estate partnerships. Regency consolidates the partnerships into its financial statements for which it is the primary beneficiary and reports the limited partners' interests as noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not have a controlling financial interest, but has significant influence, Regency recognizes its equity investments in them in accordance with the equity method of accounting.

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

The carrying amounts of VIEs' assets and liabilities included in the Company's consolidated financial statements, exclusive of the Operating Partnership, are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Assets
Real estate assets, net	$299,767	270,674
Cash, cash equivalents and restricted cash	16,734	8,201
Tenant and other receivables, net	5,786	3,883
Deferred costs, net	2,545	2,494
Acquired lease intangible assets, net	6,719	12,099
Right of use assets, net	18,273	44,377
Other assets	1,215	893
Total Assets	$351,039	342,621
Liabilities
Notes payable	$32,851	33,211
Accounts payable and other liabilities	10,490	29,919
Acquired lease intangible liabilities, net	10,784	21,456
Tenants' security, escrow deposits and prepaid rent	1,176	1,239
Lease liabilities	19,324	21,433
Total Liabilities	$74,625	107,258

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

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

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	Timing of satisfaction of performance obligations	2024	2023	2024	2023
Management, transaction, and other fees:
Property management services	Over time	$3,909	3,591	$11,765	10,536
Asset management services	Over time	1,693	1,623	4,915	4,900
Leasing services	Point in time	946	889	2,537	2,703
Other fees	Point in time	217	976	679	2,084
Total management, transaction, and other fees		$6,765	7,079	$19,896	20,223

The accounts receivable for management, transactions, and other fees, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $18.8 million and $18.5 million, as of September 30, 2024 and December 31, 2023, respectively.

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
Recently adopted:
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The amendments are aimed at enhancing the disclosures public entities provide regarding significant segment expenses so that investors can "better understand an entity’s overall performance" and assess "potential future cash flows."

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

2.	Real Estate Investments

The following tables detail the properties acquired for the periods set forth below:

(in thousands)		Nine months ended September 30, 2024
Date Purchased	Property Name	City/State	Property Type	Regency Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (1)	Intangible Assets (1)	Intangible Liabilities (1)
Consolidated
2/23/2024	The Shops at Stone Bridge	Cheshire, CT	Development	100%	$8,000	—	—	—
5/3/2024	Compo Acres North shopping center	Westport, CT	Operating	100%	45,500	—	5,360	2,175
7/16/2024	Jordan Ranch Market	Houston, TX	Development	50%	15,784	—	—	—
8/21/2024	Oakley Shops at Laurel Fields	Oakley, CA	Development	100%	2,120	—	—	—
Total consolidated					$71,404	—	5,360	2,175
Unconsolidated
8/30/2024	East Greenwich Square	East Greenwich, RI	Operating	70%	46,650	—	5,127	1,877
Total unconsolidated					$46,650	—	5,127	1,877

Total property acquisitions					$118,054	—	10,487	4,052

(in thousands)		Nine months ended September 30, 2023
Date Purchased	Property Name	City/State	Property Type	Regency Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (1)	Intangible Assets (1)	Intangible Liabilities (1)
Consolidated
5/1/2023	Sienna Phase 1	Houston, TX	Development	75%	$2,695	—	—	—
5/18/2023	SunVet	Holbrook, NY	Development	99%	24,140	—	—	—
Total consolidated					$26,835	—	—	—
Unconsolidated
9/19/2023	Old Town Square	Chicago, IL	Operating	20%	27,510	—	3,625	503
Total unconsolidated					$27,510	—	3,625	503

Total property acquisitions					$54,345	—	3,625	503
(1)
Amounts for purchase price and allocation are reflected at 100%.

3.	Property Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except number sold data)	2024	2023	2024	2023
Net proceeds from sale of real estate investments	$11,409	6,593	$103,568	9,658
Gain on sale of real estate, net of tax	11,360	184	33,844	515
Number of operating properties sold	1	—	4	—
Number of land parcels sold	—	2	—	3
Percent interest sold	100%	100%	100%	100%

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the dates set forth below:

(in thousands)	September 30, 2024	December 31, 2023
Goodwill	$166,739	167,062
Investments	51,691	51,992
Prepaid and other	51,086	40,635
Derivative assets	9,511	14,213
Furniture, fixtures, and equipment, net ("FF&E")	7,888	6,662
Deferred financing costs, net(1)	10,263	2,865
Total other assets	$297,178	283,429

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

5.	Notes Payable and Unsecured Credit Facilities

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

(in thousands)	Maturing Through	Weighted Average Contractual Rate	Weighted Average Effective Rate	September 30, 2024	December 31, 2023
Notes payable:
Fixed rate mortgage loans	6/1/2037	3.9%	4.4%	$359,056	449,615
Variable rate mortgage loans (1)	1/31/2032	4.2%	4.3%	283,292	299,579
Fixed rate unsecured debt	3/15/2049	4.1%	4.3%	3,722,659	3,252,755
Total notes payable, net				4,365,007	4,001,949
Unsecured credit facilities:
$1.5 Billion Line of Credit (the "Line") (2)	3/23/2028	5.8%	6.1%	30,000	152,000
Total unsecured credit facilities				30,000	152,000
Total debt outstanding				$4,395,007	4,153,949
(1)
As of September 30, 2024, 98.1% of the variable rate mortgage loans are fixed through interest rate swaps.
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

September 30, 2024

On June 17, 2024, the Company paid off $250 million of unsecured public debt that had matured, utilizing a portion of the proceeds from the January 2024 public debt offering, and the Company paid off a $78.3 million fixed rate mortgage loan.

On August 12, 2024, the Company priced a public offering of $325 million of senior unsecured notes due in 2035, and the notes were issued on August 15, 2024 at 99.813% of par value with a coupon of 5.1%.

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	September 30, 2024
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2024 (2)	$2,461	30,315	—	32,776
2025	9,678	52,537	250,000	312,215
2026	9,920	147,849	200,000	357,769
2027	7,013	222,558	525,000	754,571
2028	5,312	36,570	330,000	371,882
Beyond 5 Years	7,956	118,086	2,475,000	2,601,042
Unamortized debt premium/(discount) and issuance costs	—	(7,907)	(27,341)	(35,248)
Total	$42,340	600,008	3,752,659	4,395,007
(1)
Includes unsecured public and private debt and unsecured credit facilities.
(2)
Reflects scheduled principal payments and maturities for the remainder of the year.

The Company was in compliance as of September 30, 2024, with all debt covenants.

6.	Derivative Financial Instruments

The Company may use derivative financial instruments, including interest swaps, caps, options, floors, and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative transactions or purposes other than mitigation of interest rate risk. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with quality credit ratings. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

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

Detail on the Company's interest rate derivatives outstanding as of September 30, 2024 and December 31, 2023 is as follows:

	Number of Instruments
Interest Rate Swaps	September 30, 2024	December 31, 2023
Notional amount	$308,488	294,928
Number of instruments	15	15

Detail on the fair value of the Company's interest rate derivatives as of September 30, 2024 and December 31, 2023 is as follows:

(in thousands)	Fair Value
Interest rate swaps classified as:	September 30, 2024	December 31, 2023
Derivative assets	$9,511	14,213
Derivative liabilities	(1,994)	(1,335)

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of September 30, 2024, does not have any derivatives that are not designated as hedges.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying Consolidated Financial Statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative			Location and Amount of Gain (Loss) Reclassified from AOCI into Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
(in thousands)	2024	2023		2024	2023		2024	2023
Interest rate swaps	$(9,305)	4,606	Interest income	$(2,306)	(2,161)	Interest expense, net	$47,022	38,807

	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
(in thousands)	2024	2023		2024	2023		2024	2023
Interest rate swaps	$2,412	7,327	Interest income	$(7,113)	(5,302)	Interest expense, net	$133,068	112,156

As of September 30, 2024, the Company expects approximately $1.4 million of accumulated comprehensive income on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

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

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in ASC Topic 842:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease income
Fixed and in-substance fixed lease income	$258,185	235,489	$771,800	675,320
Variable lease income	85,617	77,901	263,991	233,019
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	5,726	8,118	18,990	22,734
Uncollectible straight-line rent (1)	(129)	49	(1,340)	2,149
Uncollectible amounts billable in lease (loss) income	(342)	(636)	(3,433)	958
Total lease income	$349,057	320,921	$1,050,008	934,180
(1)
The amounts include straight-line rent adjustments associated with converting between cash basis and accrual basis of accounting for certain leases.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

The following table represents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

(in thousands)	September 30, 2024	December 31, 2023
Tenant receivables	$26,887	34,814
Straight-line rent receivables	152,319	138,590
Notes receivable	32,038	2,109
Other receivables(1)	28,870	30,649
Total tenant and other receivables	$240,114	206,162

(1)
Other receivables include construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction, and other fee income.

During the nine months ended September 30, 2024 the Company issued a note receivable in the amount of $29.8 million at an interest rate of 6.9% maturing in January 2027, secured by a grocery-anchored shopping center.

8.	Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except those instruments listed below:

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$32,038	32,413	2,109	2,109
Financial liabilities:
Notes payable, net	$4,365,007	4,267,554	4,001,949	3,763,152
Unsecured credit facilities(1)	$30,000	30,000	152,000	152,000
(1)
The carrying amounts approximated its fair values due to the variable nature of the terms.

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of September 30, 2024, and December 31, 2023, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

(b) Recurring Fair Value

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment (income) loss in the accompanying Consolidated Statements of Operations, and include unrealized gains of $1.4 million and unrealized losses of $1.0 million during the three months ended September 30, 2024 and 2023, respectively, and unrealized gains of $4.5 million and $2.4 million during the nine months ended September 30, 2024 and 2023, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

Available-for-Sale Debt Securities

Available-for-sale debt securities consist of investments in corporate bonds, and are recorded at fair value using either recent trade prices for the identical debt instrument or comparable instruments by issuers of similar industry sector, issuer rating, and size, to estimate fair value, which are considered Level 2 inputs of the fair value hierarchy. Unrealized gains or losses on these debt securities are recognized through Other comprehensive income.

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$37,913	37,913	—	—
Available-for-sale debt securities	13,778	—	13,778	—
Interest rate derivatives	9,511	—	9,511	—
Total	$61,202	37,913	23,289	—
Liabilities:
Interest rate derivatives	$(1,994)	—	(1,994)	—

	Fair Value Measurements as of December 31, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$37,039	37,039	—	—
Available-for-sale debt securities	14,953	—	14,953	—
Interest rate derivatives	14,213	—	14,213	—
Total	$66,205	37,039	29,166	—
Liabilities:
Interest rate derivatives	$(1,335)	—	(1,335)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

9.	Equity and Capital

Preferred Stock of the Parent Company

Terms and conditions of the preferred stock outstanding are summarized as follows:

	Preferred Stock Outstanding as of September 30, 2024 and December 31, 2023
	Date of Issuance	Shares Issued and Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series A	8/18/2023	4,600,000	$115,000,000	6.250%	On demand
Series B	8/18/2023	4,400,000	110,000,000	5.875%	On or after 10/1/2024
		9,000,000	$225,000,000

At the Market ("ATM") Program

Under the Parent Company's ATM Program, as authorized by the Board, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. The timing of sales, if any, will be dependent on market conditions and other factors. No sales occurred under the ATM Program during both the nine months ended September 30, 2024 and 2023. As of September 30, 2024, $500 million of common stock remained available for issuance under this ATM Program.

Stock Repurchase Program

On February 8, 2023, the Board authorized a common stock repurchase program under which the Company may purchase up to a maximum of $250 million of its outstanding common stock through open market transactions, and/or in privately negotiated transactions (referred to as the "Repurchase Program"). The timing and price of stock repurchases, if any, are dependent upon market conditions and other factors. The stock repurchased, if not retired, is be treated as treasury stock. The Board's authorization for the Repurchase Program was to expire on February 7, 2025, unless modified, extended or earlier terminated by the Board in its discretion. During the nine months ended September 30, 2024, the Company executed multiple trades, repurchasing 3.3 million common shares under the Repurchase Program for a total of $200 million at a weighted average price of $60.48 per share. These shares were repurchased through open market transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act of 1934 (the "Exchange Act"). All repurchased shares were retired on their respective settlement dates.

During the nine months ended September 30, 2023, the Company executed multiple trades, repurchasing 349,519 common shares under the Repurchase Program for a total of $20.0 million at a weighted average price of $57.22 per share. These shares were repurchased through open market transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. All repurchased shares were retired on their respective settlement dates.

On July 31, 2024, the Board authorized a new common stock repurchase program under which the Company may purchase up to $250 million of shares of its outstanding common stock (the "New Repurchase Program"). The New Repurchase Program replaces and supercedes, in all respects, the Repurchase Program. Under the New Repurchase Program, the Company may repurchase shares through open market transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The Board's authorization for the New Repurchase Program expires on June 30, 2026, unless modified, extended or earlier terminated by the Board in its discretion. Any common stock repurchased, if not retired, will be treated as treasury stock. At September 30, 2024, $250.0 million remained available under the New Repurchase Program.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

Preferred Units of the Operating Partnership

The number of Series A Preferred Units and Series B Preferred Units, respectively, issued by the Operating Partnership is equal to the number of Series A Preferred Stock and Series B Preferred Stock, respectively, issued by the Parent Company.

Common Units of the Operating Partnership

Common Units are issued, or redeemed and retired, for each share of the Parent Company stock issued or redeemed, or retired, as described above. During the nine months ended September 30, 2024, 10,795 Partnership Units were converted to Parent Company common stock. During the nine months ended September 30, 2023 the Operating Partnership issued 338,704 exchangeable operating partnership units, valued at $20.0 million, as partial purchase price consideration for a development property. In addition, 3,340 unrelated Partnership Units were converted to Parent Company common stock during the same period in 2023.

10.	Stock-Based Compensation

During the nine months ended September 30, 2024, the Company granted 350,391 shares of restricted stock with a weighted-average grant-date fair value of $60.35 per share. During the nine months ended September 30, 2023, the Company granted 301,099 shares of restricted stock with a weighted-average grant-date fair value of $68.29 per share. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and recognizes forfeitures as they occur.

11.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income attributable to common shareholders - basic	$98,056	89,076	$303,672	273,139
Net income attributable to common shareholders - diluted	$98,056	89,076	$303,672	273,139
Denominator:
Weighted average common shares outstanding for basic EPS	181,498	177,344	183,281	173,212
Weighted average common shares outstanding for diluted EPS (1)	181,772	178,231	183,448	173,711
Net income per common share – basic	$0.54	0.50	$1.66	$1.58
Net income per common share – diluted	$0.54	0.50	$1.66	$1.57
(1)
Includes the dilutive impact of unvested restricted stock.

The effect of the assumed conversion of the EOP units and certain other convertible units had an anti-dilutive effect upon the calculation of net income to the common shareholders per share. Accordingly, the impact of such assumed conversions has not been included in the determination of diluted net income per share calculations. Weighted average EOP units outstanding were 1,099,516 and 1,080,101 for the three months ended September 30, 2024 and 2023, and 1,100,039 and 909,527 for the nine months ended September 30, 2024 and 2023, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit ("EPU"):

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per unit data)	2024	2023	2024	2023
Numerator:
Net income attributable to common unit holders - basic	$98,649	89,596	$305,508	274,629
Net income attributable to common unit holders - diluted	$98,649	89,596	$305,508	274,629
Denominator:
Weighted average common units outstanding for basic EPU	182,597	178,424	184,381	174,121
Weighted average common units outstanding for diluted EPU (1)	182,872	179,311	184,548	174,621
Net income per common unit – basic	$0.54	0.50	$1.66	1.58
Net income per common unit – diluted	$0.54	0.50	$1.66	1.57
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

Litigation

The Company is a party to litigation and other disputes that arise in the ordinary course of business. While the outcome of any particular lawsuit or dispute cannot be predicted with certainty, in the opinion of management, the Company's currently pending litigation and disputes are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity of the Company taken as a whole as of September 30, 2024.

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

The Company had accrued liabilities of $18.4 million and $16.5 million for environmental remediation, which are included in Accounts payable, and other liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an aggregate amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance subsidiary and to facilitate the construction of development projects. The Company had $10.9 million and $8.5 million in letters of credit outstanding as of September 30, 2024 and December 31, 2023, respectively.

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

Our operations are subject to a number of risks and uncertainties including, but not limited to, risk factors described in our Securities and Exchange Commission ("SEC") filings, which include our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K") under Item 1A. "Risk Factors" and in Part II, Item 1A. "Risk Factors" in this Report. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our most recent 2023 Form 10-K, subsequent Quarterly Reports on Form 10-Q, and our other filings with and submissions to the SEC. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. Forward-looking statements are only as of the date they are made, and Regency undertakes no duty to update its forward-looking statements, whether as a result of new information, future events or developments or otherwise, except as and to the extent required by law.

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

Overview of Our Strategy

Regency Centers Corporation began operations as a publicly-traded REIT in 1993. All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P. and its wholly-owned subsidiaries, and through our real estate partnerships. As of September 30, 2024, the Parent Company owned approximately 99.4% of the outstanding Common Units and 100% of the Preferred Units of the Operating Partnership.

We are a preeminent national owner, operator, and developer of neighborhood and community shopping centers predominantly located in suburban trade areas with compelling demographics. As of September 30, 2024, we had full or partial ownership interests in 483 retail properties. Our properties are high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban markets within the country's most desirable metro areas, and contain approximately 57.2 million square feet ("SF") of gross leasable area ("GLA"). Our mission is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities. Our vision is to elevate quality of life as an integral thread in the fabric of our communities. Our portfolio includes thriving properties merchandised with highly productive grocers, restaurants, service providers, and best-in-class retailers that connect with their neighborhoods, communities, and customers.

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

Executing on our Strategy

During the nine months ended September 30, 2024, we had Net income attributable to common shareholders of $303.7 million as compared to $273.1 million during the nine months ended September 30, 2023.

During the nine months ended September 30, 2024:

•
Our Pro-rata same property NOI, excluding termination fees, grew 2.9%, as compared to the nine months ended September 30, 2023, primarily attributable to improvements in base rent from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on comparable new and renewal leases.
•
We executed 1,503 new and renewal leasing transactions representing 6.3 million Pro-rata SF with positive rent spreads of 9.0% during the nine months ended September 30, 2024, compared to 1,310 leasing transactions representing 4.8 million Pro-rata SF with positive rent spreads of 9.2% during the nine months ended September 30, 2023. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At September 30, 2024, December 31, 2023, and September 30, 2023 our total property portfolio was 95.6%, 95.1%, and 94.6% leased, respectively. At September 30, 2024, December 31, 2023, and September 30, 2023 our same property portfolio was 96.1%, 95.7%, and 95.3% leased, respectively.

We continued our development and redevelopment of high quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects totaled $618.3 million at September 30, 2024, compared to $468.1 million at December 31, 2023.
•
Development and redevelopment projects completed during 2024 represented $31.3 million of estimated net project costs, with an average stabilized yield of 7.6%.

We maintained liquidity and financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
We received a credit rating upgrade to A3 with a stable outlook from Moody's Investors Service.
•
On January 8, 2024, we priced a public offering of $400 million of senior unsecured notes due in 2034, with a coupon of 5.25% . We used a portion of the net proceeds to reduce the outstanding balance on the Line and invested the remaining net proceeds in certificates of deposit and short-term U.S. Treasury mutual funds until required for general corporate purposes including the repayment of outstanding debt, as further described below.
•
On June 17, 2024, we repaid $250 million of maturing senior unsecured notes.
•
On August 12, 2024, we priced a public offering of $325 million of senior unsecured notes due in 2035, with a coupon of 5.1%. We used the net proceeds from this offering to reduce the outstanding balance on the Line.
•
We have $103.5 million of secured loans maturing during the next 12 months, including Regency's pro-rata share of maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay-off as they mature.
•
At September 30, 2024, we had $1.46 billion available on the Line, which expires on March 23, 2028 unless we exercise the available options to extend the maturity for two additional six-month periods, in which case the term will be extended in accordance with any such option exercise.

Property Portfolio

The following table summarizes general information related to the consolidated properties in our portfolio:

(GLA in thousands)	September 30, 2024	December 31, 2023
Number of Properties	381	381
GLA	43,946	43,758
% Leased – Operating and Development	95.5%	94.9%
% Leased – Operating	95.8%	95.4%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$25.41	$24.67

The following table summarizes general information related to the unconsolidated properties owned in real estate investment partnerships in our portfolio:

(GLA in thousands)	September 30, 2024	December 31, 2023
Number of Properties	102	101
GLA	13,226	13,067
% Leased – Operating and Development	96.6%	96.6%
% Leased –Operating	96.6%	96.6%
Weighted average annual effective rent PSF, net of tenant concessions	$24.47	$24.04

The following table summarizes Pro-rata occupancy rates of our combined consolidated and unconsolidated shopping center portfolio:

	September 30, 2024	December 31, 2023
Percent Leased – All Properties	95.6%	95.1%
Anchor Space (spaces ≥ 10,000 SF)	97.7%	96.7%
Shop Space (spaces < 10,000 SF)	92.3%	92.4%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our real estate partnerships (totals as a weighted average PSF):

	Nine months ended September 30, 2024
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	29	723	$19.73	$53.17	$6.28
Renewal	104	2,871	18.03	0.34	0.10
Total Anchor Space Leases	133	3,594	$18.37	$10.97	$1.34
Shop Space Leases
New	439	890	$39.50	$42.61	$13.99
Renewal	931	1,819	37.57	2.34	0.61
Total Shop Space Leases	1,370	2,709	$38.21	$15.57	$5.00
Total Leases	1,503	6,303	$26.89	$12.95	$2.92

	Nine months ended September 30, 2023
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	23	513	$19.96	$46.57	$4.33
Renewal	79	2,090	16.90	0.45	0.10
Total Anchor Space Leases	102	2,603	$17.50	$9.54	$0.93
Shop Space Leases
New	417	830	$37.83	$38.90	$12.13
Renewal	791	1,386	37.37	1.49	0.64
Total Shop Space Leases	1,208	2,216	$37.54	$15.50	$4.94
Total Leases	1,310	4,819	$26.71	$12.28	$2.78

The weighted-average base rent PSF on signed Shop Space leases during 2024 was $38.21 PSF, which is higher than the weighted average annual base rent PSF of all Shop Space leases due to expire during the next 12 months of $35.64 PSF. New and renewal rent spreads, compared to prior rents on these same spaces leased, were positive at 9.0% for the nine months ended September 30, 2024, compared to 9.2% for the nine months ended September 30, 2023.

Significant Tenants

We seek to reduce our operating and leasing risks by avoiding dependence on any single tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	September 30, 2024
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annual Base Rent (1)
Publix	67	6.0%	2.9%
Albertsons Companies, Inc.(2)	53	4.4%	2.8%
TJX Companies, Inc.	74	3.6%	2.8%
Amazon/Whole Foods	39	2.7%	2.7%
Kroger Co.(2)	52	6.0%	2.6%
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

Although base rent is derived from long-term lease contracts, tenants that file for bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, in a tenant bankruptcy situation it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and significant downtime to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases, we could experience a significant reduction in our revenues. At September 30, 2024, tenants currently in bankruptcy and which continue to occupy space in our shopping centers represent an aggregate of 0.3% of our Pro-rata annual base rent.

Results from Operations

Comparison of the three months ended September 30, 2024 and 2023:

Revenues changed as summarized in the following table:

	Three months ended September 30,
(in thousands)	2024	2023	Change
Lease income
Base rent	$246,531	227,347	19,184
Recoveries from tenants	84,795	76,973	7,822
Percentage rent	2,155	1,868	287
Uncollectible lease income	(342)	(636)	294
Other lease income	5,029	4,558	471
Straight-line rent	5,163	2,693	2,470
Above/below market rent amortization, net	5,726	8,118	(2,392)
Total lease income	$349,057	320,921	28,136
Other property income	4,444	2,638	1,806
Management, transaction, and other fees	6,765	7,079	(314)
Total revenues	$360,266	330,638	29,628

Total lease income increased by $28.1 million primarily due to the following:

•
$19.2 million increase from billable Base rent, mainly from the following:
o
$12.9 million increase from the acquisition of UBP;
o
$5.1 million net increase from same properties, including:
▪
$3.6 million net increase due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases; and
▪
$1.5 million increase due to redevelopment projects becoming operational;
o
$2.1 million increase from acquisitions of operating properties; partially offset by
o
$1.4 million decrease from disposition of properties.
•
$7.8 million increase from contractual Recoveries from tenants, which represents the tenants' proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, mainly from the following:
o
$5.5 million increase from the acquisition of UBP; and
o
$2.0 million increase from same properties primarily due to higher expense recovery rates in the current year.
•
$2.5 million increase in Straight-line rent mainly due to timing and degree of contractual rent steps..
•
$2.4 million decrease in Above and below market rent and tenant rent inducement amortization, net primarily due to:
o
$3.2 million decrease from same properties driven by an accelerated amortization from an early tenant move-out in 2023; partially offset by
o
$0.8 million increase from the acquisition of UBP and other operating properties.

Other property income of $1.8 million increased primarily due to an increase in business interruption proceeds received in 2024.

There were no significant changes in Management, transaction, and other fees.

Changes in our operating expenses are summarized in the following table:

	Three months ended September 30,
(in thousands)	2024	2023	Change
Depreciation and amortization	$100,955	87,505	13,450
Property operating expense	60,477	59,227	1,250
Real estate taxes	45,729	40,171	5,558
General and administrative	25,073	20,903	4,170
Other operating expenses	3,654	3,533	121
Total operating expenses	$235,888	211,339	24,549

Depreciation and amortization costs increased by $13.5 million, mainly due to the following:

•
$8.4 million increase from the acquisition of UBP;
•
$3.5 million increase from same properties mainly driven by redevelopment projects and early tenant move-outs; and
•
$1.2 million increase from acquisitions of operating properties.

There were no significant changes in Property operating expense.

Real estate taxes increased by $5.6 million, mainly due to:

•
$3.4 million increase from acquisition of UBP; and
•
$2.1 million net increase from same properties primarily due to increases in real estate tax assessments across the portfolio.

General and administrative costs increased by $4.2 million, mainly due to the following:

•
$2.5 million increase in compensation costs primarily driven by salary increases and performance-based incentive compensation;
•
$1.7 million increase due to changes in the value of participant obligations within the deferred compensation plan, attributable to changes in market values of those investments recognized in Net investment income.

There were no significant changes in Other operating expenses.

The following table presents the components of other expense, net:

	Three months ended September 30,
(in thousands)	2024	2023	Change
Interest expense, net
Interest on notes payable	$46,365	39,000	7,365
Interest on unsecured credit facilities	3,640	1,574	2,066
Capitalized interest	(1,636)	(1,492)	(144)
Hedge expense	245	109	136
Interest income	(1,592)	(384)	(1,208)
Interest expense, net	$47,022	38,807	8,215
Gain on sale of real estate, net of tax	(11,360)	(184)	(11,176)
Net investment (income) loss	(1,372)	1,020	(2,392)
Total other expense	$34,290	39,643	(5,353)

Interest expense, net, increased by $8.2 million primarily due to the following:

•
$7.4 million increase in Interest on notes payable is primarily due to:
o
$2.2 million increase related to loans assumed with the UBP acquisition, and
o
$5.2 million increase due to a higher average outstanding balance coupled with incrementally higher weighted average contractual interest rates;
•
$2.1 million increase in Interest on unsecured credit facilities is primarily due to higher average outstanding balance coupled with incrementally higher weighted average contractual interest rates; partially offset by
•
$1.2 million increase in interest income is primarily due to maintaining higher levels of excess cash in short term investments.

During the three months ended September 30, 2024, we recognized gains on sale of $11.4 million mainly from the sale of one operating property.

Net investment income increased by $2.4 million primarily driven by $1.7 million increase in gains on investments held in the non-qualified deferred compensation plan, which has an offsetting expense in General and administrative expenses noted above, and $0.7 million increase in gains on other corporate investments.

There were no significant changes in Equity in income of investments in real estate partnerships.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Three months ended September 30,
(in thousands)	2024	2023	Change
Net income	$103,576	92,173	11,403
Income attributable to noncontrolling interests	(2,107)	(1,453)	(654)
Net income attributable to the Company	101,469	90,720	10,749
Preferred stock dividends	(3,413)	(1,644)	(1,769)
Net income attributable to common shareholders	$98,056	$89,076	$8,980
Net income attributable to exchangeable operating partnership units	(593)	(520)	(73)
Net income attributable to common unit holders	$98,649	89,596	9,053

There were no significant changes in Income attributable to noncontrolling interests.

The $1.8 million increase in Preferred stock dividends is related to the preferred stock issued in connection with UBP acquisition. The current period includes a full quarter of dividends as compared to a partial (pro-rated) quarter included for the comparable period in 2023, as the UBP acquisition was completed mid-quarter on August 18, 2023.

Results from Operations

Comparison of the nine months ended September 30, 2024 and 2023:

Revenues changed as summarized in the following table:

	Nine months ended September 30,
(in thousands)	2024	2023	Change
Lease income
Base rent	$736,142	654,254	81,888
Recoveries from tenants	254,623	222,947	31,676
Percentage rent	11,958	10,278	1,680
Uncollectible lease income	(3,433)	958	(4,391)
Other lease income	16,851	14,840	2,011
Straight-line rent	14,877	8,169	6,708
Above / below market rent amortization, net	18,990	22,734	(3,744)
Total lease income	$1,050,008	934,180	115,828
Other property income	11,464	8,459	3,005
Management, transaction, and other fees	19,896	20,223	(327)
Total revenues	$1,081,368	962,862	118,506

Total lease income increased by $115.8 million primarily due to the following:

•
$81.9 million increase from Base rent, mainly from the following:
o
$62.5 million increase from the acquisition of UBP;
o
$16.0 million net increase from same properties, including:
▪
$10.6 million net increase due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases; and
▪
$5.4 million increase due to redevelopment projects that commenced operations; and
o
$5.0 million increase from acquisitions of operating properties;
o
$1.2 million increase from rent commencements at development properties; partially offset by

o
$2.9 million from dispositions of operating properties.
•
$31.7 million increase from contractual Recoveries from tenants, which represents the tenants' proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, mainly from the following:
o
$23.4 million increase from the acquisition of UBP;
o
$7.3 million increase primarily due to higher operating costs in the current year coupled with higher expense recovery rates; and
o
$1.0 million net increase driven by the acquisition of operating properties.
•
$1.7 million increase in Percentage rent due to increases in tenant sales.
•
$4.4 million change in Uncollectible lease income primarily driven by elevated collections in 2023 of previously reserved amounts, reducing our adjustment in the comparative period.
•
$2.0 million increase in Other lease income primarily due to:
o
$4.6 million increase driven by acquisition of UBP; partially offset by
o
$2.6 million decrease mainly due to lease termination fee income recognized in the comparative period.
•
$6.7 million increase in Straight-line rent mainly due to:
o
$3.3 million increase from the acquisition of UBP;
o
$3.4 million due to timing and degree of contractual rent steps within same properties and development properties.
•
$3.7 million decrease in Above and below market rent and tenant rent inducement amortization, net primarily due to:
o
$6.6 million decrease from same properties mainly driven by accelerated amortization from an early tenant move-out in 2023; partially offset by
o
$2.9 million increase from the acquisition of UBP and other operating properties.

Other property income increased by $3.0 million primarily due to business interruption insurance proceeds received in 2024.

There were no significant changes in Management, transaction, and other fees.

Changes in our operating expenses are summarized in the following table:

	Nine months ended September 30,
(in thousands)	2024	2023	Change
Depreciation and amortization	$299,508	253,373	46,135
Property operating expense	183,242	164,643	18,599
Real estate taxes	135,514	117,157	18,357
General and administrative	75,443	71,248	4,195
Other operating expenses	9,363	4,718	4,645
Total operating expenses	$703,070	611,139	91,931

Depreciation and amortization costs increased by $46.1 million, mainly due to the following:

•
$39.0 million increase from the acquisition of UBP;
•
$4.6 million increase from acquisitions of operating properties and development properties becoming available for occupancy; and
•
$2.7 million increase from same properties mainly driven by timing of costs being placed in service within our redevelopment projects and early tenant move-outs.

Property operating expense increased by $18.6 million, mainly due to the following:

•
$17.9 million increase from the acquisition of UBP;
•
$1.2 million increase from same properties primarily attributable to increase in recoverable common area maintenance and tenant related costs; partially offset by
•
$0.5 million decrease from the sale of operating properties.

Real estate taxes increased by $18.4 million, mainly due to the following:

•
$14.8 million increase from acquisition of UBP;
•
$3.2 million net increase from same properties primarily due to increases in real estate tax assessments across the portfolio; and
•
$0.4 million increase primarily from acquisitions of operating properties.

General and administrative costs increased by $4.2 million mainly due to the following:

•
$1.5 million increase due to changes in the value of participant obligations within the deferred compensation plan, attributable to changes in the market values of those investments recognized in Net investment income;
•
$1.0 million increase in compensation costs primarily driven by salary increases and performance-based incentive compensation;
•
$1.7 million increase primarily attributable to higher costs in technology support services, employee training and professional fees.

Other operating expenses increased by $4.6 million, mainly due to the acquisition of UBP.

The following table presents the components of other expense, net:

	Nine months ended September 30,
(in thousands)	2024	2023	Change
Interest expense, net
Interest on notes payable	$138,830	113,087	25,743
Interest on unsecured credit facilities	6,783	3,903	2,880
Capitalized interest	(4,813)	(4,026)	(787)
Hedge expense	503	328	175
Interest income	(8,235)	(1,136)	(7,099)
Interest expense, net	$133,068	112,156	20,912
Gain on sale of real estate, net of tax	(33,844)	(515)	(33,329)
Loss on early extinguishment of debt	180	—	180
Net investment income	(4,506)	(2,449)	(2,057)
Total other expense, net	$94,898	109,192	(14,294)

Interest expense, net increased by $20.9 million primarily due to the following:

•
$25.7 million increase in Interest on notes payable is primarily due to:
o
$10.7 million increase related to the loans assumed with the UBP acquisition, and
o
$15.0 million increase due to a higher average outstanding balance, coupled with incrementally higher weighted average contractual interest rates;
•
$2.9 million increase in Interest on unsecured credit facilities is primarily due to a higher average outstanding balance coupled with incrementally higher weighted average contractual interest rates; partially offset by
•
$7.1 million increase in interest income is primarily due to maintaining higher levels of excess cash in short term investments.

During the nine months ended September 30, 2024, we recognized gains on sale of $33.8 million mainly from the sale of four operating properties and recognition of two sales type leases.

Net investment income increased by $2.1 million primarily driven by $1.6 million increase in gains on investments held in the non-qualified deferred compensation plan which have an offsetting expense in General and administrative costs noted above and $0.5 million increase in gains on other corporate investments.

There were no significant changes in Equity in income of investments in real estate partnerships.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Nine months ended September 30,
(in thousands)	2024	2023	Change
Net income	$321,163	278,833	42,330
Income attributable to noncontrolling interests	(7,252)	(4,050)	(3,202)
Net income attributable to the Company	313,911	274,783	39,128
Preferred stock dividends	(10,239)	(1,644)	(8,595)
Net income attributable to common shareholders	$303,672	$273,139	$30,533
Net income attributable to exchangeable operating partnership units	(1,836)	(1,490)	(346)
Net income attributable to common unit holders	$305,508	274,629	30,879

Income attributable to noncontrolling interests increased $3.2 million, mainly due to the acquisition of UBP.

The $8.6 million increase in Preferred stock dividends is related to the preferred stock issued in connection with the UBP acquisition.

The current period reflects nine months of dividends, in contrast to one and a half months in the comparable period of 2023.

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

Pro-rata Same Property NOI:

Pro-rata same property NOI, excluding termination fees/expenses, changed from the following major components:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Base rent	$244,170	238,142	6,028	$728,514	709,809	18,705
Recoveries from tenants	83,090	81,096	1,994	250,468	242,647	7,821
Percentage rent	2,287	2,208	79	12,476	11,554	922
Termination fees	636	1,037	(401)	3,199	6,441	(3,242)
Uncollectible lease income	(487)	(462)	(25)	(3,757)	1,033	(4,790)
Other lease income	3,415	3,292	123	9,949	9,092	857
Other property income	3,830	2,023	1,807	8,390	6,803	1,587
Total real estate revenue	336,941	327,336	9,605	1,009,239	987,379	21,860
Operating and maintenance	54,251	56,374	(2,123)	166,137	164,489	1,648
Termination expense	—	—	—	5	—	5
Real estate taxes	43,565	41,263	2,302	129,494	125,890	3,604
Ground rent	3,537	3,700	(163)	10,788	10,337	451
Total real estate operating expenses	101,353	101,337	16	306,424	300,716	5,708
Pro-rata same property NOI	$235,588	225,999	9,589	$702,815	686,663	16,152
Less: Termination fees	636	1,037	(401)	3,194	6,441	(3,247)
Pro-rata same property NOI, excluding termination fees	$234,952	224,962	9,990	$699,621	680,222	19,399
Pro-rata same property NOI growth, excluding termination fees			4.4%			2.9%

Total real estate revenue increased by $9.6 million and $21.9 million, on a net basis, during the three and nine months ended September 30, 2024 and 2023, respectively, as follows:

•
Base rent increased by $6.0 million and $18.7 million during the three and nine months ended September 30, 2024 and 2023, respectively, due to rent steps in existing leases, positive rental spreads on new and renewal leases, and increases in occupancy, as well as redevelopment projects completing and operating.
•
Recoveries from tenants increased by $2.0 million and $7.8 million during the three and nine months ended September 30, 2024 and 2023, respectively, due to increases in recoverable expenses and expense recovery rates.
•
Termination fees decreased by $3.2 million during the nine months ended September 30, 2024 due to higher termination fees recognized in 2023 due to early tenant move outs.
•
Uncollectible lease income adjustment increased by $4.8 million during the nine months ended September 30, 2024 and 2023, primarily driven by elevated collections in 2023 of previously reserved amounts, reducing our adjustment in the comparable period.

Total real estate operating expenses increased by $5.7 million, on a net basis, during the nine months ended September 30, 2024 and 2023, respectively, as follows:

•
Operating and maintenance increased by $1.6 million during nine months ended September 30, 2024 and 2023, primarily due to increases in common area maintenance and other tenant-recoverable costs.
•
Real estate taxes increased by $3.6 million during the nine months ended September 30, 2024 and 2023, respectively, due to an increase in real estate assessments across the portfolio.

Reconciliation of Pro-rata Same Property NOI to Net Income Attributable to Common Shareholders:

Our reconciliation of Net income attributable to common shareholders to Same Property NOI, on a Pro-rata basis, is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net income attributable to common shareholders	$98,056	89,076	$303,672	273,139
Less:
Management, transaction, and other fees	6,765	7,079	19,896	20,223
Other (1)	12,115	12,016	37,428	34,317
Plus:
Depreciation and amortization	100,955	87,505	299,508	253,373
General and administrative	25,073	20,903	75,443	71,248
Other operating expense	3,654	3,533	9,363	4,718
Other expense, net	34,290	39,643	94,898	109,192
Equity in income of investments in real estate excluded from NOI (2)	12,492	11,668	39,439	35,266
Net income attributable to noncontrolling interests	2,107	1,453	7,252	4,050
Preferred stock dividends and issuance costs	3,413	1,644	10,239	1,644
Pro-rata NOI	$261,160	236,330	$782,490	698,090
Less non-same property NOI	25,572	10,331	79,675	11,427
Pro-rata same property NOI	$235,588	225,999	$702,815	686,663
(1)
Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interests.
(2)
Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.

Nareit FFO, Core Operating Earnings and AFFO:

Our reconciliation of net income attributable to common shareholders to Nareit FFO, to Core Operating Earnings, and to AFFO is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share information)	2024	2023	2024	2023
Reconciliation of Net income attributable to common shareholders to Nareit FFO
Net income attributable to common shareholders	$98,056	89,076	$303,672	273,139
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	107,801	94,011	319,765	272,551
Gain on sale of real estate, net of tax	(11,365)	(827)	(33,853)	(1,132)
Exchangeable operating partnership units	593	520	1,836	1,490
Nareit FFO attributable to common stock and unit holders	$195,085	182,780	$591,420	546,048
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit Funds From Operations	$195,085	182,780	$591,420	546,048
Adjustments to reconcile to Core Operating Earnings: (1)
Not Comparable Items
Merger transition costs	2,375	1,511	7,069	1,511
Loss on early extinguishment of debt	—	—	180	—
Certain Non Cash Items
Straight-line rent	(5,886)	(3,142)	(16,907)	(7,315)
Uncollectible straight-line rent	(134)	92	1,899	(2,298)
Above/below market rent amortization, net	(5,370)	(7,919)	(17,910)	(22,138)
Debt and derivative mark-to-market amortization	1,693	667	4,333	667
Core Operating Earnings	$187,763	173,989	$570,084	516,475
Reconciliation of Core Operating Earnings to AFFO:
Core Operating Earnings	$187,763	173,989	$570,084	516,475
Adjustments to reconcile to AFFO (1):
Operating capital expenditures	(36,430)	(26,638)	(91,168)	(65,183)
Debt cost and derivative adjustments	2,107	1,690	6,269	5,049
Stock-based compensation	4,776	4,199	14,078	13,123
AFFO	$158,216	153,240	$499,263	469,464
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

On January 8, 2024, we priced a public offering of $400 million of senior unsecured notes due in 2034 (the "January 2024 Notes") under our existing shelf registration statement filed with the SEC. The January 2024 Notes were issued at 99.617% of par value with a coupon of 5.25%, and will mature on January 15, 2034. Additionally, on August 12, 2024, we priced a public offering of $325 million of senior unsecured notes due in 2035 (the "August 2024 Notes") under our existing shelf registration statement filed with the SEC. The August 2024 Notes were issued at 99.813% of par value with a coupon of 5.10%, and will mature on January 15, 2035.

We redeemed $250 million of senior unsecured notes that matured in June 2024, and our next maturity of senior unsecured notes occurs in November 2025. We have $103.5 million of secured loan maturities during the next 12 months, including Regency's pro-rata share of maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay off as they mature. Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next year, although, in the longer term, we can provide no assurances.

In addition to our $110.0 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	September 30, 2024
ATM program
Original offering amount	$500,000
Available capacity	$500,000
Line of credit
Total commitment amount	$1,500,000
Available capacity (1)	$1,459,885
Maturity (2)	March 23, 2028
(1)
Net of letters of credit issued against our Line.
(2)
The Company has the option to extend the maturity for two additional six-month periods.

The declaration of dividends is determined quarterly by, and in the discretion of, our Board of Directors ("Board"). We expect to continue paying an aggregate amount of distributions to our stock and unit holders, that at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.

We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the nine months ended September 30, 2024 and 2023, we generated cash flows from operating activities of $598.8 million and $547.7 million, respectively, and paid $381.5 million in dividends to our common and preferred stock and unit holders, and $334.3 million in dividends to our common stock and unit holders, in the same respective periods.

We currently have development and redevelopment projects in various stages of planning, design and construction, along with a pipeline of potential projects for future development or redevelopment. After funding our common and preferred stock dividend payments in October of 2024, we estimate that we will require capital during the next 12 months of approximately $460.7 million related to leasing commissions, tenant improvements, in-process developments and redevelopments, capital contributions to our real estate partnerships, and repaying maturing debt. These capital requirements are being impacted by inflation resulting in increased costs of construction materials, labor, and services from third-party contractors and suppliers. In response, we have implemented mitigation strategies such as entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from permitting delays and labor shortages may extend the time to completion of these projects.

If we start new developments or redevelopments, commit to property acquisitions, repay debt prior to maturity, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

We endeavor to maintain a high percentage of unencumbered assets. As of September 30, 2024, 88.1% of our wholly-owned real estate assets were unencumbered. Our low level of encumbered assets allows us to more readily access the secured and unsecured debt markets and to maintain borrowing capacity on the Line.

Our Line and unsecured debt require that we remain in compliance with various customary financial covenants, which are described in the Notes to Consolidated Financial Statements included in our 2023 Form 10-K. We were in compliance with these covenants at September 30, 2024, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Nine months ended September 30,
(in thousands)	2024	2023	Change
Net cash provided by operating activities	$598,813	547,685	51,128
Net cash used in investing activities	(209,071)	(231,527)	22,456
Net cash used in financing activities	(366,265)	(303,864)	(62,401)
Net change in cash, cash equivalents, and restricted cash	$23,477	12,294	11,183
Total cash, cash equivalents, and restricted cash	$114,831	81,070	33,761

Net cash provided by operating activities:

Net cash provided by operating activities increased $51.1 million due to:

•
$49.6 million increase in cash from operations due to the acquisition of UBP, and timing of receipts and payments
•
$1.5 million increase in operating cash flow distributions from Investments in real estate partnerships.

Net cash used in investing activities:

Net cash used in investing activities changed by $22.5 million as follows:

	Nine months ended September 30,
(in thousands)	2024	2023	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(45,205)	(2,033)	(43,172)
Acquisition of UBP, net of cash acquired	—	(80,488)	80,488
Real estate development and capital improvements	(235,284)	(158,982)	(76,302)
Proceeds from sale of real estate	103,626	10,338	93,288
Proceeds from property insurance casualty claims	5,257	—	5,257
Issuance of notes receivable	(32,651)	(4,000)	(28,651)
Collection of notes receivable	3,052	—	3,052
Investments in real estate partnerships	(25,771)	(9,118)	(16,653)
Return of capital from investments in real estate partnerships	12,859	3,644	9,215
Dividends on investment securities	296	571	(275)
Acquisition of investment securities	(99,035)	(5,206)	(93,829)
Proceeds from sale of investment securities	103,785	13,747	90,038
Net cash used in investing activities	$(209,071)	(231,527)	22,456

Significant changes in investing activities include:

•
We paid $45.2 million in 2024 to purchase one operating property.
•
During 2023, we invested $80.5 million, net of $14.1 million in cash acquired, for the acquisition of UBP, including $39.3 million for UBP debt repaid at closing, and $55.3 million in direct transaction and other costs.
•
During 2024, we invested $76.3 million more on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•
We sold four operating properties in 2024 for proceeds of $103.6 million compared to three land parcels in 2023 for proceeds of $10.3 million.
•
We received additional property insurance claim proceeds of $5.3 million in 2024 primarily attributable to a single property that was impacted by a weather event in 2019.
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

•
Investments in real estate partnerships:
o
In 2024, we invested $25.8 million to fund our share of development and redevelopment activities, including investing in two new ground up development projects.
o
In 2023, we invested $9.1 million, including $2.8 million to fund our share of acquiring one operating property within an existing real estate partnership, and $6.3 million to fund our share of development and redevelopment activities.
•
Return of capital from our unconsolidated investments in real estate partnerships includes sales or financing proceeds.
o
During the nine months ended September 30, 2024 we received $12.9 million from our share of proceeds from debt financing activities and for the partial sale of ownership interest in a real estate partnership.
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

We plan to continue developing and redeveloping shopping centers for long-term investment. During the nine months ended September 30, 2024, we deployed capital of $235.3 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

	Nine months ended September 30,
(in thousands)	2024	2023	Change
Capital expenditures:
Land acquisitions	$13,882	2,580	11,302
Building and tenant improvements	76,002	58,549	17,453
Redevelopment costs	85,287	57,384	27,903
Development costs	45,370	30,613	14,757
Capitalized interest	4,709	3,931	778
Capitalized direct compensation	10,034	5,925	4,109
Real estate development and capital improvements	$235,284	158,982	76,302
•
We acquired three land parcels for development, and two outparcels in 2024, compared to one land parcel for development in 2023.
•
Building and tenant improvements increased $17.5 million in 2024, primarily related to the timing and volume of capital projects.
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

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					September 30, 2024
Property Name	Market	Ownership (3)	Start Date	Estimated Stabilization Year (1)	Estimated / Actual Net Development Costs (2) (3)	GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred

Developments In-Process
Baybrook East - Phase 1B	Houston, TX	50%	Q2-2022	2026	9,792	77	127	87%
Sienna Grande - Phase 1	Houston, TX	75%	Q2-2023	2027	9,409	23	409	69%
The Shops at SunVet	Long Island, NY	100%	Q2-2023	2027	91,159	170	536	52%
The Shops at Stone Bridge	Cheshire, CT	100%	Q1-2024	2027	68,277	155	440	26%
Jordan Ranch Market	Houston, TX	50%	Q3-2024	2027	23,006	81	284	21%
Oakley Shops at Laurel Fields	Bay Area, CA	100%	Q3-2024	2027	34,984	78	449	12%
Total Developments In-Process					$236,627	584	405	38%

Developments Completed
Glenwood Green	Metro NYC	70%	Q1-2022	2025	45,382	249	182
Total Developments Completed					$45,382	249	182
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA are reported based on Regency’s ownership interest in the real estate partnership at completion.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)					September 30, 2024
Property Name	Market	Ownership (3)	Start Date	Estimated Stabilization Year (1)	Estimated Net Project Costs (2) (3)	% of Costs Incurred

Redevelopments In-Process
The Abbot	Boston, MA	100%	Q2-2019	2026	$59,854	94%
Westbard Square Phase I	Bethesda, MD	100%	Q2-2021	2025	39,500	81%
Buckhead Landing	Atlanta, GA	100%	Q2-2022	2025	30,859	84%
Bloom on Third	Los Angeles, CA	35%	Q4-2022	2027	24,525	46%
Mandarin Landing	Jacksonville, FL	100%	Q2-2023	2025	16,422	55%
Serramonte Center - Phase 3	San Francisco, CA	100%	Q2-2023	2025	36,989	17%
Circle Marina Center	Los Angeles, CA	100%	Q3-2023	2025	14,986	60%
Avenida Biscayne	Miami, FL	100%	Q4-2023	2026	22,743	23%
Cambridge Square	Atlanta, GA	100%	Q4-2023	2026	15,002	24%
Anastasia Plaza	St. Augustine, FL	100%	Q3-2024	2026	15,607	3%
East Meadow Plaza - Phase 1	Long Island, NY	100%	Q3-2024	2026	11,736	17%
Various Redevelopments	Various	83% - 100%	Various	Various	93,487	26%
Total Redevelopments In-Process					$381,710	52%

Redevelopments Completed
Various Properties	Various	100%	Various	Various	31,261	95%
Total Redevelopments Completed					$31,261	95%
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA are reported based on Regency’s ownership interest in the real estate partnership at completion.

Net cash used in financing activities:

Net cash flows from financing activities changed by $62.4 million during 2024, as follows:

	Nine months ended September 30,
(in thousands)	2024	2023	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$—	4	(4)
Repurchase of common shares in conjunction with equity award plans	(8,776)	(7,653)	(1,123)
Common shares repurchased through share repurchase program	(200,066)	(20,006)	(180,060)
Contributions from non-controlling interests	6,533	3,167	3,366
Distributions to and redemptions of non-controlling interests	(9,435)	—	(9,435)
Dividend payments and operating partnership distributions	(381,453)	(334,293)	(47,160)
(Repayment of) Proceeds from unsecured credit facilities, net	(122,000)	77,000	(199,000)
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	734,860	46,500	688,360
Debt repayment	(369,578)	(68,234)	(301,344)
Payment of loan costs	(16,560)	(411)	(16,149)
Proceeds from sale of treasury stock	210	62	148
Net cash used in financing activities	$(366,265)	(303,864)	(62,401)

Significant financing activities during the nine months ended September 30, 2024 and 2023, include the following:

•
We repurchased a portion of the common stock granted to employees for stock based compensation to satisfy employee tax withholding requirements, which totaled $8.8 million and $7.7 million during 2024 and 2023, respectively.
•
During 2024, we paid $200.0 million to repurchase 3,306,709 shares of our common stock under our Repurchase Program, as compared to $20.0 million to repurchase 349,519 shares of our common stock during 2023.
•
During 2024, we received $6.5 million in contributions for the limited partners' share of development funding. During 2023, received $3.2 million net from limited partners, including $8.3 million of contributions from limited partners for their share of debt repayments and development funding, partially offset by $5.1 million in distributions to limited partners.
•
During 2024, we distributed $9.4 million to limited partners, including proceeds to partially redeem a non-controlling interest in one real estate partnership.
•
We paid $47.2 million more in dividends as a result of an increase in our dividend rate per share and the number of shares of our common stock outstanding, as well as preferred dividends which commenced in late 2023 as a result of the UBP acquisition.
•
We had the following debt related activity during 2024:
o
We repaid $122.0 million in net proceeds from our Line,
o
We received $734.9 million in proceeds from issuing unsecured public debt,
o
We paid $369.6 million for debt repayments, including:
▪
$250.0 million in unsecured public debt repayments,
▪
$110.9 million for repaying three mortgage loans at maturity, and
▪
$8.7 million in principal mortgage payments.
o
We paid $16.6 million in loan costs relating to the recast of the Line as well as the unsecured public debt offering.
•
We had the following debt related activity during 2023:
o
We received $46.5 million in proceeds from a mortgage refinancing,
o
We paid $68.2 million for debt repayments, including:
▪
$7.9 million in principal mortgage payments, and
▪
$60.3 million for a combination of repaying or refinancing five mortgage loans at maturity.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our real estate partnerships and our Pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Number of real estate partnerships	19	18
Regency's ownership	12% - 83%	12% - 67%
Number of properties	102	101
Assets	$2,772,964	2,689,993	$1,044,870	984,027
Liabilities	1,669,155	1,595,271	611,583	565,822
Equity	1,103,809	1,094,722	433,287	418,205
Basis difference			(45,874)	(47,600)
Investments in real estate partnerships			$387,413	370,605
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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	September 30, 2024	December 31, 2023
GRI - Regency, LLC (GRIR)	40%	$137,536	144,371
Columbia Regency Partners II, LLC (Columbia II) (1)	20%	49,388	50,039
Columbia Village District, LLC	30%	6,361	6,123
Individual Investors
Ballard Blocks	50%	60,424	62,140
Bloom on Third	35%	44,174	42,074
Others	12% - 83%	89,530	65,858
Total Investment in real estate partnerships		$387,413	$370,605
(1)
Effective September 1, 2024, Columbia Regency Retail Partners, LLC (Columbia I) merged with and into Columbia II with Columbia II being the surviving entity in the merger.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	September 30, 2024
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2024 (1)	$1,055	7,008	—	8,063	3,818
2025	6,727	147,512	—	154,239	49,031
2026	7,393	263,220	42,800	313,413	105,320
2027	7,576	32,800	—	40,376	13,669
2028	4,267	246,605	—	250,872	92,027
Beyond 5 Years	6,688	797,323	—	804,011	311,328
Net unamortized loan costs, debt premium / (discount)	—	(9,137)	—	(9,137)	(3,372)
Total	$33,706	1,485,331	42,800	1,561,837	571,821
(1)
Reflects scheduled principal payments and maturities for the remainder of the year.

At September 30, 2024, our investments in real estate partnerships had notes payable of $1.6 billion maturing through 2034, of which 93.4% had a weighted average fixed interest rate of 3.9%. The remaining notes payable float with SOFR and had a weighted average variable interest rate of 7.3%, based on rates as of September 30, 2024. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $571.8 million as of September 30, 2024. As notes payable mature, they are expected to be repaid from proceeds from new borrowings and/or partner capital contributions. Refinancing debt at maturity in the current interest rate environment could result in higher interest expense in future periods if rates remain elevated.

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

Management fee income

In addition to earning our Pro-rata share of net income or loss in each of these real estate partnerships, we earned fees as shown below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Asset management, property management, leasing, and other transaction fees	$6,765	6,322	$19,896	19,465

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two significant components of interest rate risk:

•
Under the Line, we have a variable interest rate that, as of September 30, 2024, was based upon an annual rate of SOFR plus a 0.10% market adjustment ("Adjusted SOFR") plus an applicable margin of 0.715%. SOFR rates charged on our Line change monthly, and the applicable margin on the Line is dependent upon the Company's maintenance of specific credit ratings and leverage parameters.
•
We are also exposed to the impact of interest rate changes on future earnings and cash flows. To mitigate that risk, we generally borrow with fixed rate debt and we may use derivative instruments to fix the interest rate on our variable rate debt.

The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of September 30, 2024. For variable rate mortgages and unsecured credit facilities for which we have interest rate swaps in place to fix the interest rate, they are included in the Fixed rate debt section below at their all-in fixed rate. The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of September 30, 2024, and are subject to change. In addition, we continually assess the market risk for floating rate debt and believe that an increase of 100 basis points in interest rates would decrease future earnings and cash flows by approximately $0.3 million per year based on $33.8 million of floating rate mortgage debt and floating rate line of credit balances outstanding at September 30, 2024.

Further, the table below incorporates only those exposures that exist as of September 30, 2024, and does not consider exposures or positions that could arise after that date or obligations repaid before maturity. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

The table below presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding at each year-end, and fair value of total debt as of September 30, 2024.

(dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed rate debt (1)	$32,775	308,465	357,769	754,572	341,882	2,601,042	4,396,505	4,263,804
Average interest rate for all fixed rate debt (2)	4.09%	4.11%	4.13%	4.24%	4.23%	4.47%
Variable rate SOFR debt (1)	$—	3,750	—	—	30,000	—	33,750	33,750
Average interest rate for all variable rate debt (2)	5.88%	5.78%	5.78%	5.78%	5.78%

(1)
Reflects amount of debt maturities during each of the years presented as of September 30, 2024.
(2)
Reflects weighted average interest rates of debt outstanding at the end of each year presented. For variable rate debt, the rate as of September 30, 2024, was used to determine the average interest rate for all future periods.

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 — Commitments and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Item 3. "Legal Proceedings" of our 2023 Form 10-K.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report").

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended September 30, 2024.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended September 30, 2024:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
July 1 through July 31, 2024	—	(1)	$—	—	$250,000
August 1 through August 31, 2024	—		$—	—	$250,000
September 1 through September 30, 2024	678		$72.39	—	$250,000
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

On July 31, 2024, the Board authorized and approved a new common stock repurchase program that replaces and supercedes, in all respects, the current program noted above. Under the new program we may repurchase up to $250 million in shares of our outstanding common stock. We intend for repurchases, if any, to be through open market transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The new program expires on June 30, 2026, unless modified, extended or earlier terminated by the Board at its discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

Ex #	Description

4.	Instruments defining the rights of securities holders, including indentures
	4.1	First Amendment to Sixth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 10, 2024)
	4.2	Form of Global Note (incorporated by reference reference to Exhibit 4.1 to the Form 8-K file on August 12, 2024)
	4.3	Guarantee of Regency Centers Corporation (incorporated by reference reference to Exhibit 4.2 to the Form 8-K filed August 12, 2024)

31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.
	31.2	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.
	31.3	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.
	31.4	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.

32.	Section 1350 Certifications
	32.1 *	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.
	32.2 *	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.
	32.3 *	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.
	32.4 *	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.

101.	Interactive Data Files
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbases document
104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 1, 2024	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

November 1, 2024	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)