Form 10-K
period 2024-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2025-02-14
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Regency Centers Corporation ☒ Regency Centers, L.P. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Regency Centers Corporation ☐ Regency Centers, L.P. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b).

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

Regency Centers Corporation $11.2 billion Regency Centers, L.P. N/A

The number of shares outstanding of the Regency Centers Corporation’s common stock was 181,365,237 as of February 11, 2025.

Documents Incorporated by Reference

Portions of Regency Centers Corporation's proxy statement, prepared in connection with its upcoming 2025 Annual Meeting of Shareholders, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

EXPLANATORY NOTE

This Annual Report on Form 10-K (this "Report") combines the annual reports on Form 10-K for the year ended December 31, 2024, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The terms "the Company," "Regency Centers," "Regency," "we," "our," and "us" as used in this Report mean the Parent Company, the Operating Partnership and their controlled subsidiaries, collectively.

The Parent Company is a real estate investment trust ("REIT") and the general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management. The Operating Partnership's capital includes general and limited common partnership units ("Common Units"). As of December 31, 2024, the Parent Company owned approximately 99.4% of the Common Units in the Operating Partnership. The remaining Common Units, which are all limited Common Units, are owned by third party investors. In addition to the Common Units, the Operating Partnership has also issued two series of preferred units: the 6.250% Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units") and the 5.875% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"). The Parent Company currently owns all of the Series A Preferred Units and Series B Preferred Units. The Series A Preferred Units and Series B Preferred Units are sometimes referred to collectively as the "Preferred Units."

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

The Company believes it is important to understand the key differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of Common and Preferred Units of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. Except for $200 million of unsecured private placement debt, the Parent Company does not directly hold any indebtedness, but guarantees all of the unsecured debt of the Operating Partnership. The Operating Partnership, directly or indirectly, is also the co-issuer and guarantor of the $200 million Parent Company’s unsecured private placement debt referenced above. The Operating Partnership holds all the assets of the Company and ownership of the Company's subsidiaries and equity interests in its joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for Common Units or Preferred Units, the Operating Partnership generates all other capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of Common Units and Preferred Units.

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

Forward-Looking Statements

Certain statements in this document regarding anticipated financial, business, legal or other outcomes including business and market conditions, outlook and other similar statements relating to Regency's future events, developments, or financial or operational performance or results, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as "may," "will," "could," "should," "would," "expect," "estimate," "believe," "intend," "forecast," "project," "plan," "anticipate," "guidance," and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained, and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risk factors, including, without limitation, risk factors relating to:

•
The Current Economic and Geopolitical Environments
•
Pandemics or other Health Crises
•
Operating Retail-Based Shopping Centers
•
Real Estate Investments
•
The Environment Affecting Our Properties
•
Corporate Matters
•
Our Partnerships and Joint Ventures
•
Funding Strategies and Capital Structure
•
Information Management and Technology
•
Taxes and the Parent Company’s Qualification as a REIT
•
The Company’s Stock

As more specifically described in "Item 1A. Risk Factors" of this Report. When considering an investment in our securities, you should carefully read the risk factors described in Item 1A and consider these risks, together with all other information in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our other filings with and submissions to the Securities and Exchange Commission ("SEC"). If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. Forward-looking statements are only as of the date they are made, and Regency undertakes no duty to update its forward-looking statements, whether as a result of new information, future events or developments or otherwise, except as and to the extent required by law.

Certain forward-looking and other statements in this Annual Report on Form 10-K, or other locations, such as on our corporate website, may also contain references to various environmental, social, and governance ("ESG") standards and frameworks, which are followed by certain of our investors. These ESG standards and frameworks are often reliant on third-party information or methodologies that are subject to evolving expectations and practices, and our approach to and discussion of these matters may continue to evolve as well. For example, our disclosures may change due to changes in the expectations of our investors, the requirements of these standards and frameworks, availability of information, our business, and applicable governmental policies, or other factors, some of which may be beyond our control.

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

As of December 31, 2024, we had full or partial equity ownership interests in 482 properties, primarily anchored by market leading grocery stores, encompassing 57.3 million square feet ("SF") of gross leasable area ("GLA"). Our Pro-rata share of this GLA is 48.8 million square feet, including our share of properties owned through unconsolidated real estate partnerships.

We are a preeminent national owner, operator, and developer of neighborhood and community shopping centers predominantly located in suburban trade areas with compelling demographics, formats and locations. Our mission is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities. Our vision is to elevate quality of life as an integral thread in the fabric of our communities. Our portfolio includes thriving properties merchandised with highly productive grocers, restaurants, service providers, and best-in-class retailers that connect with their neighborhoods, communities, and customers.

Our values:

•
We are our people: Our people are our greatest asset, and we believe that our highly skilled and talented team makes us better.
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
•
Support our business activities with a conservative capital structure, including a strong balance sheet with sufficient liquidity to meet our capital needs together with a carefully constructed debt maturity profile; and
•
Implement ESG practices through our Corporate Responsibility program to support and enhance our business goals and objectives.

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
•
Pursue investor and business-driven ESG-related practices; and
•
Attract, retain, and engage an exceptional team with a range of skills and experiences that is guided by our values while fostering an environment of innovation and continuous improvement.

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

Corporate Responsibility and Human Capital

We strive to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities. This is essential for our business and our tenants' businesses. For this reason, corporate responsibility is a foundational strategy of Regency. We believe that alignment of strategy and business sustainability is critical to the long-term success of our Company, our shareholders, the environment, and the communities in which we operate. To achieve this alignment, our corporate responsibility strategy and practices are built on four pillars:

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

With respect to each of these four pillars:

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

As of December 31, 2024, we had 500 employees, including 5 part-time employees. We presently maintain 24 market offices nationwide, including our corporate headquarters in Jacksonville, Florida. None of our employees are represented by a collective bargaining unit, and we believe our relationship with our employees is good.

Our strategy focuses on promoting and advancing high-quality skills and experiences across our organization. The goals of this strategy are to attract, recruit, and retain a talented group of employees to grow, develop, and succeed, as we collectively work to implement our mission and contribute to the long-term strategic, operational and financial success of the organization. Furthermore, aligned with our near-and long-term human capital goals, we remained focused on employee engagement, leveraging our annual employee survey to identify opportunities to improve and further engage our people.

Culture - We believe that much of our success is rooted in our teams and our commitment to a vibrant and welcoming culture. We continue to foster a culture in which everyone is respected, valued, and has an opportunity to contribute and thrive.

Human Rights – Regency is committed to a workplace free from discrimination and harassment and is focused on advancing fundamental human rights. Anti-discrimination and anti-harassment training is provided to all employees at orientation, and annually thereafter.

Talent Attraction and Retention – Our core values place a strong importance on our people, which are our greatest asset and whom we believe make us an employer of choice. We understand the importance of attracting and retaining the best talent to sustain our history of success and build long-term value. We strive to offer some of the most competitive pay and benefits in the industry in which we operate and are continually looking for new opportunities to ensure that we attract and retain our people.

Training and Development – We strive to provide an environment where our people are connected to their teams, passionate about what they do, and supported to deliver their best efforts and results. From individual contributors to managers and senior leaders, we want to empower our employees to take control of their career growth and realize their full potential through meaningful training and development opportunities.

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

Our Communities – Our predominately grocery-anchored neighborhood and community shopping centers provide many benefits to the communities in which we live and work, including significant local economic impact in the form of investment, jobs, and taxes. Our local teams are passionate about investing in and engaging with our communities as they customize and curate our centers to create a distinctive environment to bring our tenants and shoppers together for the best retail experience. We are continually reinvesting in our centers, to enhance placemaking and the overall environment for our tenants and shoppers.

We believe philanthropy and charitable giving are important elements of our corporate responsibility commitment to the communities in which we operate. Throughout 2024, Regency supported its employees to serve and invest in community organizations through volunteer and financial support. Charitable contributions were made directly by the Company, as well as by the vast majority of our employees who donated their time and money to local non-profits directly serving their communities.

Ethics and Governance – As long-term stewards of our investors’ capital, we are committed to best-in-class corporate governance. To create long-term value for our stakeholders, we place great emphasis on our culture and core values, the integrity and transparency of our reporting practices, and our overall governance structure in respect of oversight and shareholder rights.

To continue to strive for the best achievable mix of skills, experience, backgrounds, tenures, competencies, and other personal and professional attributes, Regency’s Board of Directors annually reviews its overall composition and succession planning process to ensure that it aligns with Regency’s ongoing commitment to board refreshment and best-in-class corporate governance.

Environmental Stewardship – We believe sustainability of our assets, business, and the environment for the long term is in the best interest of our investors, tenants, employees, and the communities in which we operate. We continue to integrate sustainable practices that aim to promote environmental stewardship and resilience throughout our business operations.

We have identified specific strategic priorities intended to foster sustainable business practices and minimize both our environmental impact and the long-term risks to Regency’s business: green building, energy efficiency, electric vehicle charging stations, renewable energy, greenhouse gas emissions ("GHG") reduction, water conservation, waste management, and climate change as it applies to our real estate portfolio. We believe these strategic priorities are not only the right thing to do to address environmental concerns such as climate change, resource scarcity and pollution (including GHG emissions reduction), but also support our achievement of key strategic financial and business objectives relating to our operations and development and redevelopment projects.

Throughout 2024, we continued to make progress towards our target to reduce GHG emissions and collaborate closely with our tenants to minimize their operational environmental impact. Aligned with the Science Based Targets initiative (SBTi), our target aims to reduce our absolute Scope 1 and 2 GHG emissions by 28% by 2030, measured against a 2019 baseline year, and to achieve net-zero Scope 1 and 2 GHG emissions across all operations by 2050. In addition, the Company has established targets to enhance energy efficiency, manage water and waste responsibly and invest in renewable energy sources and electric vehicle charging stations. These targets reflect input from our investors and tenants, and our stance in addressing environmental challenges and contributing to a sustainable future. Regency’s progress towards these targets, together with our overall sustainability strategy, are further described in our 2023 Corporate Responsibility Report, which report is not incorporated by reference hereto. Based on our current estimates and asset base, we do not expect the pursuit of these targets to materially impact our operating results and financial condition in the near term.

As a long-term owner, operator, and developer of real estate, we acknowledge the potential for climate change to have a material impact on our properties, people, and long-term success. Regency wants to ensure that our properties can safely, sustainably, responsibly and profitably withstand the test of time. We continue to refine our understanding of our exposure to climate-related impacts by conducting ongoing property-level analysis as well as the risks that climate change may pose to our business.

Compliance with Governmental Regulations

We are subject to various regulatory and tax-related requirements within the jurisdictions in which we operate. Changes to such requirements, or the interpretation of such requirements by applicable regulatory bodies or the judiciary, may result in unanticipated material financial impacts or adverse tax consequences and could materially affect our operating results and financial condition. Significant regulatory requirements include the laws and regulations described below.

REIT Laws and Regulations

We have elected to be taxed as a REIT under the federal income tax laws. As a REIT, we are generally not subject to federal income tax on taxable income that we distribute to our shareholders. Under the Internal Revenue Code (the "Code"), REITs are subject to numerous regulatory requirements, including the requirement to generally distribute at least 90% of taxable income each year, excluding any net capital gains. We will be subject to federal income tax on our taxable income at regular corporate rates if we fail to qualify as a REIT for tax purposes in any taxable year, or to the extent we distribute less than 100% of our taxable income. We will also generally not qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed taxable income.

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries ("TRS"). In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes which, to date, have not been material to us.

Environmental Laws and Regulations

Under various federal, state and local laws, ordinances and regulations (collectively, "environmental laws"), we may be liable for some or all of the cost to assess and remediate certain hazardous substances at our shopping centers. To the extent any environmental issues arise, they most typically stem from the historic practices of current and former dry cleaners, gas stations, automotive repair shops, and other similar businesses at our centers, as well as the presence of asbestos in some structures. These environmental laws often impose liability without regard to whether the owner knew of, or committed the acts or omissions that caused the presence of the hazardous substances. The presence of such substances, or the failure to properly address contamination caused by such substances, may adversely affect our ability to sell or lease the property or borrow using the property as collateral, and could result in claims by and liabilities to third parties relating to contamination that emanated from our properties. Although we have a number of properties that could require or are currently undergoing varying levels of assessment and remediation, known environmental liabilities are not currently expected to have a material impact on our financial condition.

Information About Our Executive Officers

Our executive officers are appointed by our Board of Directors and each of our executive officers has been employed by us for more than five years. As of the date of this Report, our executive officers are:

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	72	Executive Chairman of the Board of Directors	2020 (1)
Lisa Palmer	57	President and Chief Executive Officer	2020 (2)
Michael J. Mas	49	Executive Vice President, Chief Financial Officer	2019 (3)
Alan T. Roth	49	East Region President & Chief Operating Officer	2023 (4)
Nicholas A. Wibbenmeyer	44	West Region President & Chief Investment Officer	2023(5)
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
(3)
Mr. Mas was named Executive Vice President, Chief Financial Officer effective August 2019. Prior to this appointment, Mr. Mas served as Managing Director, Finance, since February 2017, and Senior Vice President, Capital Markets, since 2013, and has been with the Company since 2003.
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

General Information

Our registrar and stock transfer agent is Broadridge Corporate Issuer Solutions, LLC ("Broadridge"), Edgewood, NY.

The Company's stock is listed on the NASDAQ Global Select Market, with its common stock traded under the ticker symbol "REG," and the Company's 6.250% Series A Cumulative Redeemable Preferred Stock, and 5.875% Series B Cumulative Redeemable Preferred Stock trade under the ticker symbols "REGCP," and "REGCO," respectively.

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

Our non-GAAP measures include the following:

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
•
Nareit Funds from Operations ("Nareit FFO") is a commonly used measure of REIT performance, which Nareit defines as net income, computed in accordance with GAAP, excluding gains on sales and impairments of real estate, net of tax, plus depreciation and amortization, and after adjustments for unconsolidated real estate investment partnerships and joint ventures. We compute Nareit FFO for all periods presented in accordance with Nareit's definition.

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

•
Net Operating Income ("NOI") is the sum of base rent, percentage rent, termination fee income, tenant recoveries, other lease income, and other property income, less operating and maintenance expenses, real estate taxes, ground rent, termination expense, and uncollectible lease income. NOI excludes straight-line rental income and expense, above and below market rent and ground rent amortization, tenant lease inducement amortization, and other fees. We also provide disclosure of NOI excluding termination fees, which excludes both termination fee income and expenses.

Management believes that NOI is a useful measure for investors because it provides insight into the core operations and performance of our properties, independent of the capital structure, financing activities, and non-operating factors. By focusing on property-level performance, NOI allows investors to compare the performance of our real estate assets across periods and with those of other REIT peers in the industry, facilitating a clearer understanding of trends in occupancy, rental income, and operating expense management. In addition to its relevance for investors, management uses NOI as a key performance metric in making operational and strategic decisions. NOI is used to evaluate income generated from shopping centers (i.e., return on assets) and to guide decisions on capital investments. These decisions may include acquisitions, redevelopments, and investments in capital improvements.

•
Pro-rata information includes 100% of our consolidated properties plus our economic share (based on our ownership interest) in our unconsolidated real estate investment partnerships.

We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated real estate investment partnerships, when read in conjunction with our reported results under GAAP. We believe presenting our Pro-rata share of assets, liabilities, operating results, and other metrics, along with certain other non-GAAP measures, makes comparisons of our operating results to those of other REITs more meaningful. The Pro-rata information provided is not, nor is it intended to be, presented in accordance with GAAP. The Pro-rata supplemental details of assets and liabilities and supplemental details of operations reflect our proportionate economic ownership of the assets, liabilities, and operating results of the properties in our portfolio

The Pro-rata information is prepared on a basis consistent with the comparable consolidated amounts and is intended to more accurately reflect our proportionate economic interest in the assets, liabilities, and operating results of properties in our portfolio. We do not control the unconsolidated real estate partnerships, and the Pro-rata presentations of the assets and liabilities, and revenues and expenses do not represent our legal claim to such items. The partners are entitled to profit or loss allocations and distributions of cash flows according to the operating agreements, which generally provide for such allocations according to their invested capital. Our share of invested capital establishes the ownership interests we use to prepare our Pro-rata share.

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

Other Defined Terms

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

Item 1A. Risk Factors

Our operations are subject to a number of risks and uncertainties including, but not limited to, those listed below. When considering an investment in our securities, carefully read and consider these risks, together with all other information in our other filings and submissions to the SEC, which provide additional information and detail. If any of the events described in the following risk factors actually occur, our business, financial condition and/ or operating results, as well as the market price of our securities, could be materially adversely affected.

Risk Factors Related to the Current Economic and Geopolitical Environments

Interest rates in the current economic environment may adversely impact our cost to borrow, real estate valuation, and stock price.

The Board of Governors of the Federal Reserve System ("the U.S. Federal Reserve") rapidly increased its benchmark interest rate from 2021 through 2023 in response to sustained elevated inflation, which has since moderated. Higher interest rates may negatively impact consumer spending, our tenants' businesses, and/or future demand for space in our shopping centers.

Additionally, high interest rates adversely impact our cost of borrowing. Our exposure to high interest rates in the short term includes our variable-rate debt, which consist of borrowings under our unsecured senior line of credit and variable rate-based secured notes payable. Increases in interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate line of credit or refinancing of our existing borrowings that may incur high interest expense related to the issuance of new debt. Prolonged periods of high interest rates may also negatively impact the valuation of our real estate asset portfolio and could result in a decline of our stock price and market capitalization, which may adversely impact our ability to raise equity capital on favorable terms through sales of our common shares, including through our At the Market ("ATM") program.

Although the extent of any prolonged periods of high interest rates remains unknown at this time, negative impacts to our cost of capital may also adversely affect our future business plans and growth, at least in the near term.

Economic challenges and policy changes may adversely impact our tenants and our business.

The success of our tenants in operating their businesses and their corresponding ability to pay us rent continue to be significantly impacted by many current economic challenges, which impact their cost of doing business, including, but not limited to, inflation, labor shortages, supply chain constraints, the potential impact of tariffs, decreasing consumer confidence and discretionary spending, increasing energy prices, and volatile interest rates. Changes in immigration policies or restrictions, as well as shifts in labor availability due to immigration trends, may further contribute to labor shortages, impacting our tenants' operations and profitability. Additionally, macroeconomic and geopolitical risks create challenges that may exacerbate current market conditions in the United States, including the potential for a recession.

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

Unfavorable developments that may affect the banking and financial services industry could adversely affect our business, liquidity and financial condition, and overall results of operations.

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

The success of our business, and the businesses of our tenants, largely depends on consumer spending. While we currently own no shopping centers or other assets outside of the U.S. nor have meaningful direct international supply chain exposure, geopolitical challenges and their potential impact on the global macroeconomic environment, including the war involving Russia and Ukraine, Middle East conflicts, instability and wars, and the economic and other possible conflicts involving China (including any slowing of its economy), could impact aspects of the U.S. economy and, therefore, consumer spending. In addition, these geopolitical challenges could impact other areas of the U.S. economy, which could impact our business and the businesses of our tenants through rising inflation and interest rates (and, hence, reduced availability and/or increased costs of borrowing), increased energy prices, labor shortages, supply chain constraints and, potentially, a U.S. economic recession. It is unclear whether and when these geopolitical challenges and uncertainties will be mitigated or resolved, and what effects they may have on global political and economic conditions over the long term. However, a substantial delay in or lack of resolution of any of these challenges could have an adverse impact on the U.S. economy and consumer spending and, therefore, an adverse effect on our results of operations and the financial condition of the Company.

Risk Factors Related to Pandemics or other Public Health Crises

Pandemics or other public health crises, may adversely affect our tenants' financial condition, the profitability of our properties, and our access to the capital markets and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Although the vast majority of our lease income is derived from contractual rent payments, the ability of certain of our tenants to meet their lease obligations could be negatively impacted by the disruptions and uncertainties of a pandemic, such as COVID-19, or other public health crises. Our tenants' ability to respond to these disruptions and uncertainties, including adjusting to governmental orders and changes in their customers' shopping habits and behaviors, may impact their ability to survive, and as it relates to the Company, their ability to comply with their lease obligations. Therefore, our future results of operations and overall financial performance could be uncertain should a pandemic or other public health crises occur.

Risk Factors Related to Operating Retail-Based Shopping Centers

Economic and market conditions may adversely affect the retail industry and consequently reduce our revenues and cash flow, and increase our operating expenses.

Our properties are leased primarily to retail tenants from whom we derive most of our revenue in the form of base rent, expense recoveries and other income. Therefore, our performance and operating results are directly linked to the economic and market conditions occurring in the retail industry. We are subject to the risks that, upon expiration, leases for space in our properties are not renewed by existing tenants, vacant space is not leased to new tenants, and/or tenants demand modified lease terms, including reduced rents. payment for costs of renovations, or other monetary concessions. The economic and market conditions potentially affecting the retail industry and our properties specifically include the following:

•
changes in national, regional and local economic conditions;
•
changes in population and migration patterns to/from the markets in which we operate;
•
deterioration in the competitiveness and creditworthiness of our retail tenants;
•
increased competition from the use of e-commerce by retailers and consumers as well as other concepts that could impact more traditional retail;
•
labor challenges and supply delays and shortages due to a variety of macroeconomic factors, including disruptions to global supply chains as a result of wars and geopolitical events, including those involving Russia and Ukraine and Middle East conflicts, as well as the slowing of China's economy, tariffs, pandemics, and/or inflationary pressures;
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
•
perceptions by retailers and shoppers of the safety, convenience and attractiveness of our properties; and
•
other factors which could alter shopping habits or otherwise deter customers from visiting our shopping centers, such as actual or anticipated criminal activity, including civil unrest, acts of terrorism, or other types of violent crimes.

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

Retailers with brick and mortar stores face the risk of the impact of e-commerce and changes in customer buying habits, including shopping from home and the delivery or curbside pick-up of items ordered online. Retailers are constantly considering these customer buying habits and other trends when making decisions regarding their brick and mortar stores and how they will compete and innovate in a rapidly changing retail environment. Many retailers in our shopping centers provide services or sell goods which have historically been less likely to be purchased online; however, the continuing change in customer buying habits, including e-commerce sales in all retail categories may cause retailers to adjust the size or number of their retail locations in the future or close stores. For example, our grocer tenants are incorporating e-commerce concepts through home delivery and curbside pick-up, which could reduce foot traffic at our centers. These alternative delivery methods are more likely to impact foot traffic at our centers in certain higher-income markets where consumers are willing to pay premiums for such services. Changes in customer buying habits and shopping trends may also impact the profitability and financial condition of retailers that do not adapt to changes in market conditions, and therefore may impact their ability to pay rent. This shift may adversely impact our percent leased and rental rates, which would impact our results of operations and cash flows.

Changing economic and retail market conditions in geographic areas where our properties are concentrated may reduce our revenues and cash flow.

Economic conditions in markets where our properties are concentrated can greatly influence our financial performance. Our real estate properties located in California, Florida and the New York-Newark-Jersey City core-based statistical area accounted for 23.4% 20.5%, and 12.3% of our annualized base rent ("ABR"), respectively. Our revenues and cash flow may be adversely affected by this geographic concentration if market conditions, such as supply of or demand for retail space, deteriorate more significantly in these states compared to other geographic areas. Additionally, there is a risk that businesses and residents in major metropolitan cities may relocate to different states or suburban markets.

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

Due to their desirability as tenants, sought-after anchors often exercise considerable leverage in lease negotiations and may obtain favorable provisions relative to other tenants. For example, some anchors have the right to vacate their space and may prevent us from re-tenanting by continuing to comply and pay rent in accordance with their lease agreement. Vacated "Anchor Space" (spaces 10,000 square feet or more), including space that may be owned by the anchor (as discussed below), can reduce rental revenues generated by the shopping center in other spaces because of the loss of the departed anchor's customer drawing power. In addition, if a significant tenant vacates a property, so-called "co-tenancy clauses" in select leases may allow other tenants to modify or terminate their rent payment or other lease obligations. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their stores; they may allow a tenant to close its store prior to lease expiration if another tenant closes its store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center.

Additionally, some of our shopping centers are anchored by retailers who own their space in a location that is not strictly within the boundaries of, or is immediately adjacent to, our shopping center ("shadow anchors"). In those cases, the shadow anchors appear to the consumer as a retail tenant of the shopping center and, as a result, attract additional consumer traffic to the center. In the event that a shadow Anchor Space becomes vacant, it could negatively impact our center as consumer traffic would likely be reduced.

A percentage of our revenues are derived from "local" tenants and our net income may be adversely impacted if these tenants are not successful, or if the demand for the types or mix of tenants significantly change.

At December 31, 2024, tenants with less than three locations ("Local Tenants") represent approximately 22% of annualized base rent. Local Tenants vary from retail shops and restaurants to service providers. These Local Tenants may be more vulnerable to unfavorable economic conditions and changing customer buying habits and retail trends than larger tenants, and may have more limited resources and access to capital than other tenants. As such, in the event of a downturn in economic conditions or adversely changing retail habits and trends, they may suffer disproportionately greater impacts and be at greater risk of lease default than other tenants.

We may be unable to collect balances due from tenants in bankruptcy.

Although lease income is supported by long-term lease contracts, tenants who file for bankruptcy have the legal right to reject any or all of their leases and close related stores. In addition, any unsecured claim we hold against a bankrupt tenant for unpaid rent may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to recover our claim and to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases, we may experience a significant reduction in our revenues and may not be able to collect all pre-petition amounts owed by the bankrupt tenant.

Many of our costs and expenses associated with operating our properties may remain constant or increase, even if our lease income decreases.

Certain costs and expenses associated with operating our properties, such as real estate taxes, insurance, utilities and common area expenses, generally do not decrease in the event of reduced occupancy or rental rates, non-payment of rents by tenants, general economic downturns, pandemics or other similar circumstances. As such, we may not be able to lower the operating expenses of our properties sufficiently to fully offset such adverse circumstances and may not be able to fully recoup these costs from our tenants. In such cases, our cash flows, operating results and financial performance may be adversely impacted.

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

Our real estate properties are carried at cost unless circumstances indicate that the carrying value of these assets may not be recoverable, which may result in impairment. We periodically evaluate whether there are any indicators, including declines in property operating performance and general market conditions, such that the value of the real estate properties (including any related tangible or intangible assets or liabilities, including goodwill) may not be recoverable and therefore may be impaired. Our evaluation includes several key assumptions, including rental rates, costs of tenant improvements, leasing commissions, anticipated holding periods, and assumptions regarding the residual value upon disposition, including the exit capitalization rate. These key assumptions are subjective in nature and may differ materially from actual results. Changes in our investment, redevelopment, and disposition strategies or changes in the market where an asset is located may alter management's intended holding period of an asset or asset group, which may result in an impairment loss and such loss may be material to our financial condition or operating performance.

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

We actively pursue opportunities for new retail development and existing property redevelopment and/or expansion. Development and redevelopment activities frequently require various government and other approvals for land use entitlements, and any delay in receiving such approvals may significantly delay development and redevelopment projects. We may not recover our investment in our projects for which approvals are not received, and delays may adversely impact our expected returns. Additionally, changes in political leaders due to elections and/or in governmental policies relating to development may impact our ability to obtain favorable approvals for in-process and future developments and redevelopment projects.

We are subject to other risks associated with development and redevelopment projects, including the following:

•
we may be unable to lease newly developed or redeveloped projects to full occupancy on a timely basis;
•
the occupancy rates and rents of a completed project may not be sufficient to make the project profitable, or otherwise not meet our investment return expectations;
•
actual costs of a project may exceed original estimates, possibly making the project unprofitable, or not meet our investment return expectations;
•
delays in the development or construction process, including supply chain disruption, may increase our costs;
•
construction cost increases may reduce investment returns on development and redevelopment opportunities, or require us to postpone or abandon a project or projects;
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
•
we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations and platform;
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
•
our acquisition activities may distract or strain our management capacity; and

•
acquired properties may be located in markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, costs associated with opening a new regional office and unfamiliarity with local governmental and permitting procedures.

We may be unable to sell properties when desired because of market conditions.

Our properties, including their related tangible and intangible assets, represent the majority of our total consolidated assets and they may not be readily convertible to cash. Market conditions, including macroeconomic events, interest rate changes, capital availability, and pandemics and other health crises, may impact our ability to sell properties on our preferred timing and at prices and returns we deem acceptable. As a result, our ability to sell one or more of our properties, including properties held in joint ventures, in response to changes in economic, industry, financial market, or other conditions may be limited. The real estate market is affected by many factors, such as general economic conditions, availability and terms of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. There may be less demand for lower quality properties that we have identified for ultimate disposition in markets with uncertain economic or retail environments, and where buyers are more reliant on the availability of third party mortgage financing. If we want to sell a property, we can provide no assurance that we will be able to dispose of it in the desired time period or at all or that the sales price of a property will be attractive at the relevant time or even exceed the carrying value of our investment.

Changes in tax laws could impact our acquisition or disposition of real estate.

Certain properties we own have a low tax basis, which may result in a meaningful taxable gain in the event of a sale. Where appropriate and available, we utilize, and intend to continue to utilize, Code Section 1031 like-kind exchanges to tax-efficiently buy and sell properties; however, there can be no assurance that we will identify properties that meet our investment objectives for acquisitions or that changes to the tax laws do not eliminate the benefits of effectuating 1031 exchanges or significantly modify the requirements for a transaction to qualify for 1031 exchange treatment. In the event that we cannot or do not utilize 1031 exchanges when we sell certain properties, we may be required to distribute the gain proceeds to shareholders or pay income tax, which may reduce our cash flow available to fund our commitments or other priorities.

Risk Factors Related to the Environment Affecting Our Properties

Climate change may adversely impact our properties, some of which may be more vulnerable due to their geographic location, and may lead to additional compliance obligations and costs.

We work with experts to plan for the potential physical, operational and financial impacts of climate change on our business, and we cannot reliably predict the extent, rate, timing, or impact of climate change. To the extent climate change causes adverse changes in weather patterns and natural disasters, our properties in certain markets may experience increases in frequency and intensity of severe weather events, natural disasters and rising sea‑levels. Further, population migration may occur in response to these or other factors and negatively impact our centers. For example, climate and other environmental changes may result in more unpredictable or decreased demand for retail space and in shopper traffic at certain of our properties, reduced rent and/or, in extreme cases, our inability to operate certain properties at all.

In addition, a significant number of our properties are located in areas that are susceptible to earthquakes, tropical storms, hurricanes, floods, tornadoes, wildfires, droughts, extreme temperatures, sea-level rise, and other natural disasters and severe weather events that could be exacerbated by climate change. At December 31, 2024, 18.9% of the GLA of our portfolio is located in the state of California, including a number of properties in the San Francisco Bay and Los Angeles areas. Additionally, 22.1% and 7.9% of the GLA of our portfolio is located in the states of Florida and Texas, respectively. Insurance premiums and other related costs for properties in these areas have increased significantly in recent years, and more frequent and intense weather conditions and natural disasters may cause property insurance premiums and other related costs to further increase significantly in the future. We recognize that the frequency and/or intensity of extreme weather events and other natural disasters may continue to increase, and as a result, our exposure to these events may increase, especially in these particularly susceptible locations. Severe weather conditions and other natural disasters may disrupt our business and the business of our tenants, which may affect the ability of some tenants to pay rent and may reduce the ability or willingness of tenants and residents to remain in or move to these affected areas.

In addition to the potential physical, operational and financial impacts to our business, we also cannot reliably predict how the federal government and the state and local governments in the areas in which we operate will legislatively respond to the risks associated with climate change. Certain states in which we own and operate shopping centers, including California, Massachusetts and New York, have passed legislation that may require, for example, overall reductions by the state of greenhouse gas ("GHG") emissions (which may, in turn, result in future legal obligations on business operators like us), and certification and disclosure of estimated direct and indirect GHG emissions by individual companies. The SEC has also proposed rules requiring, among other things, disclosures relating to estimated GHG emissions, potential financial exposure relating to climate change, and company-specific governance of climate-related risks. Litigation has been filed challenging the proposed SEC rules and California legislation, and it is possible that litigation may be filed in respect of other climate-related laws and rules. Additional state and federal laws and rules with respect to climate change may be enacted in the future and the extent and scope of their requirements and impact on companies like Regency are unknown. Compliance with various and potentially fragmented current and future laws and regulations related to climate change may also require us to make additional investments in or for our properties and incur additional costs, as well as to implement new or additional processes and controls to facilitate compliance.

In sum, taking these risks and potential impacts together, climate change may materially and adversely impact our business by increasing the cost to operate our properties, for example, with respect to infrastructure and facilities construction and maintenance, energy, insurance (and, potentially, the incurrence of uninsured losses), taxes, consultants and advisors, and other unforeseen fees, costs and expenses. We may also face disruptions to our business and the businesses of our tenants, which may result in higher costs or even some tenants being unable to conduct business in certain locations. In addition, we face the risk of the impacts of current, proposed and future legislative and regulatory requirements in response to the perceived risks of climate change. At this time, there can be no assurance that we can anticipate all potential material impacts of climate change, or that climate change will not have a material and adverse effect on the value of our properties and our operational and financial performance in the future.

Costs of environmental remediation may adversely impact our financial performance and reduce our cash flow.

Under various federal, state, and local laws, an owner or manager of real property may be liable for some or all the costs to assess and remediate the presence of hazardous substances on the property, which in our case most typically arise from current or former dry cleaners, gas stations, automotive repair shops, asbestos usage, and historic land use practices. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous substances, which may adversely impact our financial performance and reduce our cash flow. The presence of, or the failure to properly address the presence of, hazardous substances may adversely affect our ability to sell or lease the property, or borrow using the property as collateral. We can provide no assurance that we are aware of all potential environmental liabilities or their ultimate cost to address; that our properties will not be affected by tenants or nearby properties or other unrelated third parties; and that future uses or conditions, or changes in environmental laws and regulations, or their interpretation, will not result in additional material environmental liabilities to us.

Risk Factors Related to Corporate Matters

An increased focus on metrics and reporting related to environmental, social and governance ("ESG") factors by investors and other stakeholders may impose additional costs and expose us to new risks.

Investors and other stakeholders have become more focused on understanding how companies address a variety of ESG factors, including institutional investors who hold a significant amount of the equity of the Company. As they evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons between companies. Although we participate in a number of these ratings systems, we do not participate in all such systems, and may not score as well in all of the available ratings systems as other REITs and real estate operators. Further, the criteria used in these ratings systems may conflict with each other and change frequently, and we cannot guarantee that we will be able to score well in the future. We supplement our participation in ratings systems by disclosing on our website information about our ESG activities, but some investors may desire additional disclosures that we do not provide. Failure to participate in certain of the third-party ratings systems, failure to score well in those ratings systems or failure to provide certain ESG disclosures could adversely impact us when investors compare us against similar companies in our industry, and could cause certain investors to be unwilling to invest in our stock, which could adversely impact our stock price and our ability to raise capital. ESG disclosures may reflect aspirational goals, targets, and other expectations and assumptions, which are necessarily uncertain and may not be realized. Failure to realize (or timely achieve progress on) aspirational goals and targets could adversely affect the views of our investors, third-party ESG ratings organizations and other stakeholders, thereby potentially adversely impacting our reputation, our business and stock price. Failure to comply with government climate and other ESG-related regulations could also subject us to significant fines and penalties, including risk of litigation. In addition, both advocates and opponents of certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns, shareholder proposals, and litigation, to advance their objectives. To the extent we are subject to such activism, it may adversely impact our business.

An uninsured loss or a loss that exceeds the insurance coverage on our properties may subject us to loss of capital and revenue on those properties.

We carry liability, fire, flood, terrorism, business interruption, and environmental insurance for our properties. Some types of losses, such as losses from named windstorms, hurricanes, earthquakes, terrorism, or wars may have more limited coverage, or in some cases, can be excluded from insurance coverage. In addition, it is possible that the availability of insurance coverage in certain geographic areas may decrease in the future or become unavailable to us, and the cost to procure such insurance may increase due to lack of market availability or other factors beyond our control. As a result, we may reduce the insurance we procure or we may elect or be compelled to self-insure or otherwise assume some or all of this risk. Should a loss occur at any of our properties that is in excess of the insurance limits of our policies, we may lose part or all of our invested capital and revenues from the impacted property or properties, which may have a material adverse impact on our operating results, financial condition, and our ability to make distributions to stock and unit holders.

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

The success of our business depends, in significant part, on the leadership and performance of our executive management team and other key personnel, and our ability to attract, retain and motivate talented employees may significantly impact our future performance. Competition for these individuals is intense, and we cannot be assured that we will retain all of our executive management team and other key personnel or that we will be able to attract and retain other highly qualified individuals for these positions in the future. Losing any key personnel may have an adverse effect on us.

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

Risk Factors Related to Funding Strategies and Capital Structure

Our ability to sell properties and fund acquisitions and developments may be adversely impacted by higher market capitalization rates and lower NOI at our properties which may adversely affect results of operations and financial condition.

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

Although a significant amount of our outstanding debt has fixed interest rates, we do borrow funds at variable interest rates under our credit facility, and certain secured borrowings. As of December 31, 2024, less than 1.0% of our outstanding debt was variable rate debt not hedged to fixed rate debt. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition, increases in interest rates will affect the terms under which we refinance our existing debt as it matures, to the extent we have not hedged our exposure to changes in interest rates. This would reduce our future earnings and cash flows, which may adversely affect our ability to service our debt and meet our other obligations and also may reduce the amount we are able to distribute to our stock and unit holders.

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

Risk Factors Related to Information Management and Technology

The unauthorized access, use, theft or destruction of tenant or employee personal, financial or other data, or of Regency's proprietary or confidential information stored in our information systems or by third parties on our behalf, could impact operations, and expose us to potential liabilities and material adverse financial impact.

Many of our information technology systems (including the systems of our real estate partners and other third-party business partners and service providers) contain personal, financial or other information that is entrusted to us by our tenants, employees and business partners. Many of our information technology systems contain our proprietary information and other confidential information related to our business.

Like all companies, we face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems and confidential information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) information technology systems, products or services. To the extent we or a third party were to experience a material breach of our information technology systems that results in the unauthorized access, theft, use, manipulation, destruction or other compromises of our confidential information stored in such systems, including through cyber-attacks such as ransomware, denial of service or other methods, such a breach may cause us to lose tenants and employees, result in adverse financial impact, incur third party claims and cause disruption to our business and plans. Despite planning, preparation, and preventative and risk-management measures, our business may be significantly disrupted if unable to quickly recover. Such security breaches also could subject us to litigation and governmental investigations and proceedings into potential violations of applicable U.S. privacy or other laws. Any of these events could result in our exposure to material civil or criminal liability, and we may not be able to fully recover these expenses from our service providers, responsible parties, or insurance carriers, or that applicable insurance will be available to us in the future on economically reasonable terms or at all. We can provide no assurance that the ongoing significant investments in technology and training we make relating to cybersecurity will avoid or prevent such breaches or attacks.

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. Despite the implementation of security measures for our disaster recovery and business continuity plans, our information systems may be vulnerable to damage or other adverse impact from multiple sources other than cybersecurity risks, including computer viruses, energy blackouts, natural disasters, terrorism, war, and telecommunication failure. Any system failure or accident that causes disruption or interruptions to our information systems could result in a material disruption to our operations and business, and cause us to incur material costs to remedy such damages or adverse impacts.

Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security and processing of personal information could adversely affect our business, results of operations, or financial condition.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals, including from and about our tenants, employees and business partners. We are therefore subject to laws, regulations and other requirements relating to the privacy, security and handling of personal information. These laws require us to adhere to certain disclosure restrictions and deletion obligations with respect to the personal information, and allow for penalties for violations and, in some cases, a private right of action. These laws also impose transparency and other obligations with respect to personal information of and provide rights with respect to personal information. The application and interpretation of such requirements are evolving and are subject to change, creating a complex compliance environment. There has been a substantial increase in legislative activity and regulatory focus on data privacy and security, including in relation to cybersecurity incidents.

It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur costs in investigating and defending such claims and, if found liable, pay damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

The use of technology based on artificial intelligence presents risks relating to confidentiality, creation of inaccurate and flawed outputs and emerging regulatory risk, any or all of which may adversely affect our business and results of operations.

As with many technological innovations, artificial intelligence (“AI") presents great promise but also risks and challenges that could adversely affect our business. Sensitive, proprietary, or confidential information of the Company, our tenants, employees and business partners could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies by our employees or vendors. Any such information input into a third-party generative AI or machine learning platform could be revealed to others, including if information is used to train the third party's generative AI or machine learning models. Additionally, where a generative AI or machine learning model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Moreover, generative AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, which may appear correct. Due to these issues, these models could lead us to make flawed decisions that could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability. In addition, uncertainty in the legal and regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which cannot be determined at this time. Several jurisdictions have already proposed or enacted laws governing AI and may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.

Risk Factors Related to Taxes and the Parent Company's Qualification as a REIT

If the Parent Company fails to qualify as a REIT for federal income tax purposes, it would be subject to federal income tax at regular corporate rates.

We believe that the Parent Company qualifies for taxation as a REIT for federal income tax purposes, and we plan to operate so that the Parent Company can continue to meet the requirements for taxation as a REIT. If the Parent Company continues to qualify as a REIT, it generally will not be subject to federal income tax on income that it distributes to its stockholders. Many REIT requirements, however, are highly technical and complex. The determination that the Parent Company is a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve questions of interpretation. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. There can be no assurance that the Internal Revenue Service ("IRS") or a court would agree with the positions we have taken in interpreting the REIT requirements. The Parent Company is also required to distribute to the stockholders at least 90% of its REIT taxable income, excluding net capital gains. The Parent Company will be subject to U.S. federal income tax on undistributed taxable income and net capital gains and to a 4% nondeductible excise tax on any amount by which distributions the Parent Company pays with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. The fact that we hold many of our assets through real estate partnerships and their subsidiaries further complicates the application of the REIT requirements. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult for the Parent Company to remain qualified as a REIT.

Also, unless the IRS granted relief under certain statutory provisions, the Parent Company would remain disqualified as a REIT for four years following the year it first failed to qualify. If the Parent Company failed to qualify as a REIT (currently and/or with respect to any tax years for which the statute of limitations has not expired), the Parent Company would have to pay significant income taxes, reducing cash available to pay dividends, which would likely have a significant adverse effect on the value of our securities. In addition, the Parent Company would no longer be required to pay any dividends to stockholders in order to maintain its REIT status, and we could be subject to a federal alternative minimum tax and possibly increased state and local taxes. Although we believe that the Parent Company qualifies as a REIT, we cannot be assured that the Parent Company will continue to qualify or remain qualified as a REIT for tax purposes.

Even if the Parent Company qualifies as a REIT for federal income tax purposes, the Parent Company is required to pay certain federal, state, and local taxes on its income and property. For example, if we have net income from "prohibited transactions," that income will be subject to a 100% tax. In general, prohibited transactions include sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we have undertaken a number of asset sales in recent years, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise.

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

Subject to limited exceptions, dividends paid by REITs (other than distributions designated as capital gain dividends, qualified dividends or returns of capital) are not eligible for reduced rates for qualified dividends paid by "C" corporations and are taxable at ordinary income tax rates. However, domestic shareholders that are individuals, trusts, and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning before January 1, 2026. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which may adversely affect the value of the shares of REITs, including the per share trading price of the Parent Company's capital stock.

Certain non-U.S. stockholders may be subject to U.S. federal income tax on gain recognized on a disposition of our common stock if the Parent Company does not qualify as a "domestically controlled" REIT.

A non-U.S. person, other than certain "qualified shareholders" or "qualified foreign pension funds," as each is defined for purposes of the Code, disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests is generally subject to U.S. federal income tax on the gain recognized on the disposition. This tax does not apply, however, to the disposition of stock in a REIT if the REIT is "domestically controlled." In general, the Parent Company will be a domestically controlled REIT if, at all times during the five-year period ending on the applicable stockholder’s disposition of our stock, less than 50% in value of our stock was held directly or indirectly by non-U.S. persons. If the Parent Company were to fail to qualify as a domestically controlled REIT, gain recognized by a non-U.S. stockholder on a disposition of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market and the non-U.S. stockholder did not at any time during a specified testing period actually or constructively own more than 10% of our outstanding common stock.

We seek to act in the best interests of the Parent Company as a whole and do not take into consideration the particular tax consequences to any specific holder of our stock. Non-U.S. persons should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership, and disposition of shares of our common stock.

Legislative or other actions affecting REITs may have a negative effect on us or our investors.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, may adversely affect the Parent Company or our investors. We cannot predict how changes in the tax laws might affect the Parent Company or our investors. New legislation, Treasury Regulations, administrative interpretations or court decisions may significantly and negatively affect the Parent Company's ability to qualify as a REIT or the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. There is also a risk that REIT status may be adversely impacted by a change in tax or other laws. Also, the law relating to the tax treatment of other entities, or an investment in other entities, may change, making an investment in such other entities more attractive relative to an investment in a REIT.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code limit our ability to enter into hedging transactions. Generally, income from certain hedging transactions, generally including transactions to manage interest rate changes with respect to borrowings to acquire or carry real estate assets, does not constitute "gross income" for purposes of the 75% or 95% gross income tests, provided that we properly identify the hedging transaction pursuant to the applicable sections of the Code and Treasury Regulations. To the extent that we enter into other types of hedging transactions, or fail to make the proper tax identifications, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a TRS.

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

Risk Factors Related to the Company's Stock

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

In the future, a stockholder's percentage ownership in the Company may be diluted because of equity issuances for acquisitions, capital market transactions or other corporate purposes, including equity awards we will grant to our directors, officers and employees. In the past we have issued equity in the secondary market (including in connection with our At the Market ["ATM"] program) and may do so again in the future, depending on the price of our stock and other factors.

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

The Parent Company’s amended and restated bylaws provides that the courts located in the State of Florida will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

The Parent Company’s amended and restated bylaws provide that, unless the Parent Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Parent Company, (ii) any action asserting a claim for breach of a fiduciary duty owed by any director or officer or other employee of the Parent Company to the Parent Company or its shareholders, (iii) any action asserting a claim against the Parent Company or any director or officer or other employee of the Parent Company arising pursuant to any provision of the Florida Business Corporation Act or the articles of incorporation or bylaws of the Parent Company, or (iv) any action asserting a claim against the corporation or any director or officer or other employee of the corporation governed by the internal affairs doctrine shall be the Federal District Court for the Middle District of Florida, Jacksonville Division (or, if such court does not have jurisdiction, a state court located within the State of Florida, County of Duval).

By becoming a shareholder in our Parent Company, you will be deemed to have notice of and have consented to the provisions of the amended and restated bylaws of our Parent Company related to choice of forum. The choice of forum provisions in the amended and restated bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. Additionally, the enforceability of choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in the amended and restated bylaws of the Parent Company to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

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

If we do not maintain or periodically increase the dividend on our common stock, or if we do not pay dividends on our preferred stock, it may have an adverse effect on the market price of our common stock and other securities.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The Company employs a tiered structure of management and oversight for cybersecurity, characterized by distinct layers of responsibility and decision making, which includes operation staff, management, and senior management and board-level governance. As discussed in more detail below under "Cybersecurity Governance," this involves management responsibility through a specialized Cyber Risk Committee (the "CRC") and oversight of that committee by a group of the most senior leaders of the Company, which comprise the Company’s Executive Committee. At the Company’s Board of Directors (the "Board") level, the Audit Committee oversees our cybersecurity risk management program.

Our strategy for managing cybersecurity risk is integrated into the Company’s overall risk management program and structure, as depicted in the Corporate Governance section of our Proxy under "Risk Oversight."

The Company, through its Chief Information Security Officer ("CISO"), other Company employees experienced in information network security, and the use of third-party expertise, references various recognized cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework. These frameworks are used to benchmark and tailor the Company’s cybersecurity strategies and program to our risk profile and specific operational needs and goals. Our core cybersecurity strategy focuses on five key pillars: identification, protection, detection, response, and recovery, each tailored to meet the specific challenges and needs of our business. The primary goal of this strategy is to proactively safeguard the confidentiality, security, and availability of the information we collect and store. This proactive approach includes attempts to identify, prevent, and mitigate cybersecurity threats, as well as preparing to quickly respond to cybersecurity incidents to minimize their impact. Under the leadership of our CISO and CRC, we regularly evaluate and enhance our cybersecurity practices to facilitate adaptation to the constantly evolving landscape of cybersecurity threats.

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

Since at least January 1, 2022, we are not aware of any cybersecurity incidents that have materially affected the Company. Based on our current understanding of the cyber risk environment and our preparedness level, we do not believe it to be reasonably likely in the near term that a cybersecurity threat will materially impact our business strategy, results of operations or financial condition. Nonetheless, we face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See "Risk Factors – The unauthorized access, use, theft or destruction of tenant or employee personal, financial or other data, or of Regency's proprietary or confidential information stored in our information systems or by third parties on our behalf, could impact operations, and expose us to potential liabilities and material adverse financial impact."

Cybersecurity Governance

The Audit Committee of the Board is charged with overseeing our cybersecurity risk management program. The CRC Chair and the CISO provide the Audit Committee with regular updates. These updates cover the overall status of the Company’s cybersecurity program, as well as developments and potential new risks and trends. In the event of a significant cybersecurity threat or incident, the CRC would escalate communication frequency and intensity with the Audit Committee, Board, and the Company’s Executive Committee (discussed below).

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

Item 2. Properties

The following table is a list of our shopping centers, summarized by state and in order of largest holdings by number of properties, presented for consolidated properties (excludes properties owned by unconsolidated real estate partnerships):

	December 31, 2024				December 31, 2023
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
Florida	86	10,558	24.2%	96.5%	88	10,767	24.6%	95.1%
California	55	8,355	19.0%	96.0%	54	8,300	19.0%	94.9%
Connecticut	43	3,924	8.9%	94.1%	43	3,702	8.5%	92.5%
Texas	27	3,518	8.0%	96.9%	26	3,288	7.5%	97.3%
New York	42	3,339	7.6%	93.3%	42	3,399	7.8%	88.7%
Georgia	22	2,125	4.8%	97.3%	22	2,121	4.8%	94.2%
New Jersey	17	1,585	3.6%	97.0%	17	1,585	3.6%	93.3%
North Carolina	10	1,226	2.8%	98.5%	10	1,221	2.8%	98.1%
Ohio	8	1,224	2.8%	98.7%	8	1,221	2.8%	98.8%
Colorado	13	1,097	2.5%	97.9%	13	1,097	2.5%	97.7%
Illinois	6	1,085	2.5%	94.8%	6	1,085	2.5%	94.1%
Washington	10	962	2.2%	96.3%	10	962	2.2%	96.0%
Virginia	6	943	2.1%	98.3%	6	939	2.1%	97.7%
Massachusetts	8	898	2.0%	97.4%	9	996	2.3%	98.5%
Oregon	7	741	1.7%	95.3%	7	741	1.7%	95.0%
Pennsylvania	4	447	1.0%	97.3%	4	443	1.0%	99.5%
Missouri	4	408	0.9%	98.9%	4	408	0.9%	98.9%
Tennessee	3	314	0.7%	100.0%	3	314	0.7%	99.5%
Maryland	2	289	0.7%	89.9%	2	244	0.6%	89.9%
Indiana	1	289	0.7%	100.0%	1	279	0.6%	100.0%
Minnesota	2	246	0.6%	84.4%	2	246	0.6%	100.0%
Delaware	1	229	0.5%	97.1%	1	229	0.5%	96.2%
South Carolina	1	51	0.1%	100.0%	1	51	0.1%	100.0%
District of Columbia	1	23	0.1%	100.0%	1	23	0.1%	100.0%
Michigan	—	—	0.0%	0.0%	1	97	0.2%	74.0%
Total	379	43,876	100.0%	96.2%	381	43,758	100.0%	94.8%

The weighted average annual effective rent for the consolidated portfolio of properties, net of tenant concessions, is $25.56 and $24.67 per square foot ("PSF") as of December 31, 2024 and 2023, respectively.

The following table is a list of our shopping centers, summarized by state and in order of largest holdings by number of properties, presented for unconsolidated properties (properties owned by our unconsolidated real estate partnerships):

	December 31, 2024				December 31, 2023
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
California	17	2,319	17.4%	98.4%	17	2,320	17.8%	98.4%
Virginia	14	1,982	14.8%	94.1%	14	1,982	15.2%	92.7%
North Carolina	7	1,240	9.2%	98.3%	7	1,237	9.5%	97.9%
Texas	6	959	7.1%	95.4%	5	741	5.7%	97.1%
Washington	7	874	6.5%	95.6%	7	874	6.7%	98.0%
Colorado	6	858	6.4%	96.9%	6	858	6.6%	95.5%
Maryland	9	848	6.3%	96.1%	9	848	6.5%	96.0%
New York	5	786	5.8%	96.6%	5	786	6.0%	98.0%
Illinois	5	777	5.8%	99.7%	5	777	5.9%	98.6%
Florida	6	669	5.0%	98.4%	6	669	5.1%	99.0%
Pennsylvania	6	664	4.9%	97.3%	6	669	5.1%	96.0%
Minnesota	3	422	3.1%	99.2%	3	423	3.2%	98.7%
New Jersey	4	300	2.2%	91.1%	4	301	2.3%	85.4%
Connecticut	1	189	1.4%	98.1%	1	189	1.4%	98.1%
Rhode Island	1	159	1.2%	97.0%	—	—	0.0%	0.0%
Indiana	2	139	1.0%	91.6%	2	139	1.1%	93.0%
Oregon	1	93	0.7%	97.5%	1	93	0.7%	100.0%
South Carolina	1	80	0.6%	100.0%	1	80	0.6%	100.0%
Delaware	1	64	0.5%	94.6%	1	64	0.5%	94.6%
District of Columbia	1	17	0.1%	100.0%	1	17	0.1%	100.0%
Total	103	13,439	100.0%	96.8%	101	13,067	100.0%	94.8%

The weighted average annual effective rent for the unconsolidated portfolio of properties, net of tenant concessions, is $24.51 and $24.04 PSF as of December 31, 2024 and 2023, respectively.

The following table summarizes our top tenants occupying our shopping centers for consolidated properties plus our Pro-rata share of unconsolidated properties, as of December 31, 2024, based upon a percentage of total annualized base rent (GLA and dollars in thousands):

Tenant	GLA	Percent of Company Owned GLA	Annualized Base Rent	Percent of Annualized Base Rent	Number of Leased Stores
Publix	2,925	6.0%	$34,154	2.9%	67
Albertsons Companies, Inc.	2,112	4.3%	33,169	2.8%	52
TJX Companies, Inc.	1,760	3.6%	32,405	2.7%	74
Amazon/Whole Foods	1,296	2.7%	31,102	2.6%	39
Kroger Co.	2,933	6.0%	30,658	2.6%	52
Ahold Delhaize	924	1.9%	22,920	1.9%	20
CVS	762	1.6%	20,507	1.7%	63
L.A. Fitness Sports Club	516	1.1%	11,242	0.9%	14
Trader Joe's	311	0.6%	11,194	0.9%	30
JPMorgan Chase Bank	179	0.4%	11,109	0.9%	58
Nordstrom	366	0.7%	10,080	0.8%	11
Starbucks	151	0.3%	9,531	0.8%	96
H.E. Butt Grocery Company	656	1.3%	9,400	0.8%	8
Ross Dress For Less	534	1.1%	9,374	0.8%	24
Gap, Inc	277	0.6%	8,984	0.8%	23
Bank of America	149	0.3%	8,487	0.7%	40
Target	771	1.6%	8,485	0.7%	7
Wells Fargo Bank	138	0.3%	7,937	0.7%	46
Petco Health and Wellness Company	303	0.6%	7,426	0.6%	29
JAB Holding Company	170	0.3%	7,080	0.6%	59
Walgreens Boots Alliance	266	0.5%	6,961	0.6%	24
Kohl's	526	1.1%	6,381	0.5%	7
Xponential Fitness	153	0.3%	6,066	0.5%	92
Ulta	199	0.4%	6,046	0.5%	23
Five Below	182	0.4%	5,470	0.5%	23
Walmart	677	1.4%	5,371	0.5%	7
Top Tenants	19,236	39.4%	$361,539	30.3%	988

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

The following table summarizes Pro-rata lease expirations (per their terms) for the next ten years and thereafter, for our consolidated and unconsolidated properties, assuming no tenants renew their leases (GLA and dollars of In Place Annual Base Rent Expiring Under Leases in thousands):

Lease Expiration Year	Number of Tenants with Expiring Leases	Pro-rata Expiring GLA	Percent of Total Company GLA	In Place Annual Base Rent Expiring Under Leases	Percent of In Place Annual Base Rent	Pro-rata Expiring Average Annual Base Rent PSF
(1)	138	246	0.5%	$6,606	0.6%	$26.90
2025	1,252	3,200	7.0%	83,958	7.3%	26.24
2026	1,266	5,117	11.1%	127,533	11.1%	24.93
2027	1,373	6,180	13.4%	157,864	13.7%	25.54
2028	1,247	5,940	12.9%	155,907	13.5%	26.25
2029	1,201	6,612	14.4%	155,483	13.5%	23.51
2030	558	4,389	9.5%	108,352	9.4%	24.69
2031	446	2,344	5.1%	62,216	5.4%	26.55
2032	445	2,007	4.4%	58,689	5.1%	29.24
2033	477	2,093	4.6%	60,652	5.3%	28.97
2034	—	1,787	3.9%	51,389	4.5%	28.75
Thereafter	821	6,040	13.1%	122,195	10.6%	20.23
Total	9,224	45,955	99.9%	$1,150,844	100.0%	$25.04
(1)
Leases currently under month-to-month rent or in process of renewal.

During 2025, we have a total of 1,252 leases expiring by their terms, representing 3.2 million square feet of GLA. These expiring leases have an average base rent of $26.24 PSF. The average base rent of new leases signed during 2024 was $34.58 PSF. During periods of macroeconomic uncertainty or weakness, when the percent of our space leased is low, and/or when supply of retail space for lease generally exceeds demand, tenants have more bargaining power, which may result in rental rate declines on new or renewal leases. In periods of macroeconomic strength, when the percent of space leased is relatively high, and/or when supply/demand metrics for retail space favor landlords, we have more bargaining power, which generally results in rental rate growth on new and renewal leases.

Demand for retail space in high quality, community centers located in trade areas with compelling demographics remained strong in 2024 and into early 2025, especially among business operators with a history of success and growing innovative business concepts. However, inflationary challenges and the potential for macroeconomic uncertainty or weakness could result in pressure on base rent growth for new and renewal leases as businesses seek to manage these challenges and uncertainties.

The following table lists information about our consolidated and unconsolidated properties. For further information, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Amerige Heights Town Center	Los Angeles-Long Beach-Anaheim	CA		2000	2000	$—	97	96.0%	$32.58	Albertsons, (Target)
Bloom on Third	Los Angeles-Long Beach-Anaheim	CA	35%	2018	1992	134,146	73	100.0%	60.42	Whole Foods, CVS, Citibank
Brea Marketplace	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1987	—	352	97.8%	21.15	24 Hour Fitness, Big 5 Sporting Goods, Childtime Childcare, Old Navy, Sprout's, Target, Smart Parke
Circle Center West	Los Angeles-Long Beach-Anaheim	CA		2017	1989	—	63	100.0%	40.17	Marshalls
Circle Marina Center	Los Angeles-Long Beach-Anaheim	CA		2019	1994	24,000	112	90.1%	37.88	Sprouts, Big 5 Sporting Goods, Centinela Feed & Pet Supplies
Culver Center	Los Angeles-Long Beach-Anaheim	CA		2017	2000	—	217	94.2%	33.71	Ralphs, Best Buy, LA Fitness, Sit N' Sleep
El Camino Shopping Center	Los Angeles-Long Beach-Anaheim	CA		1999	2017	—	136	98.8%	43.75	Bristol Farms, CVS
Granada Village	Los Angeles-Long Beach-Anaheim	CA	40%	2005	2012	50,000	226	99.1%	28.82	Sprout's Markets, Rite Aid, PETCO, Homegoods, Burlington, TJ Maxx
Hasley Canyon Village	Los Angeles-Long Beach-Anaheim	CA		2003	2003	16,000	70	93.0%	25.74	Ralphs
Heritage Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	2012	—	230	99.8%	45.09	Ralphs, CVS, Daiso, Mitsuwa Marketplace, Big 5 Sporting Goods
Laguna Niguel Plaza	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1985	—	42	100.0%	33.32	CVS,(Albertsons)
Morningside Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1996	—	91	100.0%	26.63	Stater Bros.
Newland Center	Los Angeles-Long Beach-Anaheim	CA		1999	2016	—	152	100.0%	33.00	Albertsons
Nohl Plaza(6)	Los Angeles-Long Beach-Anaheim	CA		2023	1966	—	104	91.9%	16.96	Vons
Plaza Hermosa	Los Angeles-Long Beach-Anaheim	CA		1999	2013	—	95	100.0%	32.49	Von's, CVS
Ralphs Circle Center	Los Angeles-Long Beach-Anaheim	CA		2017	1983	—	60	98.5%	21.38	Ralphs
Rona Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1989	—	52	95.9%	22.36	Superior Super Warehouse
Seal Beach	Los Angeles-Long Beach-Anaheim	CA	20%	2002	1966	—	97	98.5%	28.21	Pavilions, CVS
Talega Village Center	Los Angeles-Long Beach-Anaheim	CA		2017	2007	—	102	93.9%	22.85	Ralphs
Tustin Legacy	Los Angeles-Long Beach-Anaheim	CA		2016	2017	—	112	100.0%	36.22	Stater Bros, CVS
Twin Oaks Shopping Center	Los Angeles-Long Beach-Anaheim	CA	40%	2005	2019	19,000	98	100.0%	26.34	Ralphs, Ace Hardware
Valencia Crossroads	Los Angeles-Long Beach-Anaheim	CA		2002	2003	—	173	100.0%	29.83	Whole Foods, Kohl's
Village at La Floresta	Los Angeles-Long Beach-Anaheim	CA		2014	2014	—	87	100.0%	39.08	Whole Foods
Von's Circle Center	Los Angeles-Long Beach-Anaheim	CA		2017	1972	3,475	151	100.0%	28.70	Von's, Ross Dress for Less, Planet Fitness
Woodman Van Nuys	Los Angeles-Long Beach-Anaheim	CA		1999	1992	—	108	100.0%	18.13	El Super
Silverado Plaza	Napa	CA	40%	2005	1974	15,600	85	95.7%	27.05	Nob Hill, CVS
Gelson's Westlake Market Plaza	Oxnard-Thousand Oaks-Ventura	CA		2002	2016	—	85	97.5%	32.91	Gelson's Markets, John of Italy Salon & Spa
Oakbrook Plaza	Oxnard-Thousand Oaks-Ventura	CA		1999	2017	—	83	91.3%	21.83	Gelson's Markets, (CVS), (Ace Hardware)
Westlake Village Plaza and Center	Oxnard-Thousand Oaks-Ventura	CA		1999	2015	—	201	97.3%	43.41	Von's, Sprouts, (CVS)
French Valley Village Center	Rvrside-San Bernardino-Ontario	CA		2004	2004	—	99	100.0%	28.72	Stater Bros, CVS
Oakshade Town Center	Sacramento-Roseville-Folsom	CA		2011	1998	3,253	104	81.4%	21.61	Safeway, Sierra
Prairie City Crossing	Sacramento-Roseville-Folsom	CA		1999	1999	—	90	100.0%	23.12	Safeway
Raley's Supermarket	Sacramento-Roseville-Folsom	CA	20%	2007	1964	—	63	100.0%	15.68	Raley's
The Marketplace	Sacramento-Roseville-Folsom	CA		2017	1990	—	111	100.0%	27.90	Safeway, CVS, Petco
4S Commons Town Center	San Diego-Chula Vista-Carlsbad	CA	93%	2004	2004	—	252	100.0%	35.25	Restoration Hardware Outlet, Ace Hardware, Cost Plus World Market, CVS, Jimbo's…Naturally!, Ralphs, ULTA
Balboa Mesa Shopping Center	San Diego-Chula Vista-Carlsbad	CA		2012	2014	—	207	100.0%	30.86	CVS, Kohl's, Von's
El Norte Pkwy Plaza	San Diego-Chula Vista-Carlsbad	CA		1999	2013	—	91	97.3%	20.91	Von's, Children's Paradise, ACE Hardware
Friars Mission Center	San Diego-Chula Vista-Carlsbad	CA		1999	1989	—	147	100.0%	41.16	Ralphs, CVS
Navajo Shopping Center	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1964	11,000	102	96.4%	17.81	Albertsons, O'Reilly Auto Parts, Dollar Tree
Point Loma Plaza	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1987	38,900	205	98.6%	23.08	Von's, Jo-Ann Fabrics, Marshalls, UFC Gym
Rancho San Diego Village	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1981	—	153	95.4%	26.54	Smart & Final, 24 Hour Fitness, (Longs Drug)

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Scripps Ranch Marketplace	San Diego-Chula Vista-Carlsbad	CA		2017	2017	—	132	99.1%	36.63	Vons, CVS
The Hub Hillcrest Market	San Diego-Chula Vista-Carlsbad	CA		2012	2015	—	149	90.2%	45.71	Ralphs, Trader Joe's
Twin Peaks	San Diego-Chula Vista-Carlsbad	CA		1999	1988	—	208	99.1%	24.09	Target, Grocer
200 Potrero	San Francisco-Oakland-Berkeley	CA		2017	1928	—	30	100.0%	12.27	Gizmo Art Production, INC.
Bayhill Shopping Center	San Francisco-Oakland-Berkeley	CA	40%	2005	2019	28,800	122	98.9%	29.14	CVS, Mollie Stone's Market
Clayton Valley Shopping Center	San Francisco-Oakland-Berkeley	CA		2003	2004	—	260	91.5%	23.82	Grocery Outlet, Central, CVS, Dollar Tree, Ross Dress For Less
Diablo Plaza	San Francisco-Oakland-Berkeley	CA		1999	1982	—	63	98.3%	43.48	Bevmo!, (Safeway), (CVS)
El Cerrito Plaza	San Francisco-Oakland-Berkeley	CA		2000	2000	—	256	95.1%	29.76	Barnes & Noble, Jo-Ann Fabrics, PETCO, Ross Dress For Less, Trader Joe's, Marshalls, (CVS)
Encina Grande	San Francisco-Oakland-Berkeley	CA		1999	2016	—	106	100.0%	36.85	Whole Foods, Walgreens
Oakley Shops at Laurel Fields(7)	San Francisco-Oakland-Berkeley	CA		2024	2024	—	78	80.5%	29.02	Safeway
Persimmon Place	San Francisco-Oakland-Berkeley	CA		2014	2014	—	153	97.5%	38.02	Whole Foods, Nordstrom Rack, Homegoods
Plaza Escuela	San Francisco-Oakland-Berkeley	CA		2017	2002	—	154	92.5%	43.89	The Container Store, Trufusion, Talbots, The Cheesecake Factory, Barnes & Noble
Pleasant Hill Shopping Center	San Francisco-Oakland-Berkeley	CA	40%	2005	2016	49,367	227	100.0%	24.93	Target, Burlington, Ross Dress for Less, Homegoods
Potrero Center	San Francisco-Oakland-Berkeley	CA		2017	1997	—	227	70.9%	34.88	Safeway, 24 Hour Fitness, Ross Dress for Less, Petco
Powell Street Plaza	San Francisco-Oakland-Berkeley	CA		2001	1987	—	166	98.1%	37.19	Trader Joe's, Bevmo!, Ross Dress For Less, Marshalls, Old Navy
San Carlos Marketplace	San Francisco-Oakland-Berkeley	CA		2017	2007	—	154	97.3%	36.80	TJ Maxx, Best Buy, PetSmart, Bassett Furniture, Salon Republic
San Leandro Plaza	San Francisco-Oakland-Berkeley	CA		1999	1982	—	50	95.3%	39.75	(Safeway), (CVS)
Serramonte Center	San Francisco-Oakland-Berkeley	CA		2017	2018	—	1,074	98.0%	27.87

Buy Buy Baby, Cost Plus World Market, Crunch Fitness, DAISO, Dave & Buster's, Dick's Sporting Goods, Divano Homes, H&M, Macy's, Nordstrom Rack, Old Navy, Party City, Ross Dress for Less, Target, TJ Maxx, Uniqlo, Jagalchi, Koi Palace

Tassajara Crossing	San Francisco-Oakland-Berkeley	CA		1999	1990	—	146	98.3%	26.72	Safeway, CVS, Alamo Hardware
Willows Shopping Center(6)	San Francisco-Oakland-Berkeley	CA		2017	2015	—	233	96.4%	29.41	REI, UFC Gym, Old Navy, Ulta, Five Below, Airport Home Appliance
Woodside Central	San Francisco-Oakland-Berkeley	CA		1999	1993	—	81	98.7%	30.27	Chuck E. Cheese, Marshalls, (Target)
Ygnacio Plaza	San Francisco-Oakland-Berkeley	CA	40%	2005	1968	25,850	110	100.0%	41.81	Sports Basement,TJ Maxx
Blossom Valley	San Jose-Sunnyvale-Santa Clara	CA		1999	1990	22,300	93	87.4%	29.28	Safeway
Mariposa Shopping Center	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	2020	26,950	127	97.4%	23.75	Safeway, CVS, Ross Dress for Less
Shoppes at Homestead	San Jose-Sunnyvale-Santa Clara	CA		1999	1983	—	116	98.2%	27.08	CVS, Crunch Fitness, (Orchard Supply Hardware)
Snell & Branham Plaza	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	1988	19,200	92	98.5%	22.46	Safeway
The Pruneyard	San Jose-Sunnyvale-Santa Clara	CA		2019	2014	—	260	95.5%	44.12	Trader Joe's, The Sports Basement, Camera Cinemas, Marshalls
West Park Plaza	San Jose-Sunnyvale-Santa Clara	CA		1999	1996	—	88	100.0%	23.13	Safeway, Crunch Fitness
Golden Hills Plaza	San Luis Obispo-Paso Robles	CA		2006	2017	—	244	87.8%	7.31	Lowe's, TJ Maxx
Five Points Shopping Center	Santa Maria-Santa Barbara	CA	40%	2005	2014	—	145	97.6%	32.77	Smart & Final, CVS, Ross Dress for Less, Big 5 Sporting Goods, PETCO
Corral Hollow	Stockton	CA		2000	2000	—	153	100.0%	19.21	Safeway, CVS, Crunch Fitness
Alcove On Arapahoe	Boulder	CO	40%	2005	1957/2019	26,700	159	94.9%	20.27	Petco, HomeGoods, Jo-Ann Fabrics, Safeway, Ulta Salon
Crossroads Commons	Boulder	CO	20%	2001	1986	34,500	143	95.8%	30.98	Whole Foods, Barnes & Noble

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Crossroads Commons II	Boulder	CO	20%	2018	1995	5,500	18	100.0%	43.00	(Whole Foods), (Barnes & Noble)
Falcon Marketplace	Colorado Springs	CO		2005	2005	—	22	100.0%	27.59	(Wal-Mart)
Marketplace at Briargate	Colorado Springs	CO		2006	2006	—	29	100.0%	37.28	(King Soopers)
Monument Jackson Creek	Colorado Springs	CO		1998	1999	—	85	100.0%	13.36	King Soopers
Woodmen Plaza	Colorado Springs	CO		1998	1998	—	116	95.6%	14.11	King Soopers
Applewood Shopping Ctr	Denver-Aurora-Lakewood	CO	40%	2005	2017/2020	—	360	97.0%	17.20	Applejack Liquors, Hobby Lobby, Homegoods, King Soopers, PetSmart, Sierra Trading Post, Ulta, Three Little Mingos
Belleview Square	Denver-Aurora-Lakewood	CO		2004	2013	—	117	97.9%	22.68	King Soopers
Boulevard Center	Denver-Aurora-Lakewood	CO		1999	1986	—	77	94.5%	33.57	Eye Care Specialists, (Safeway)
Buckley Square	Denver-Aurora-Lakewood	CO		1999	1978	—	116	96.4%	12.59	Ace Hardware, King Soopers
Cherrywood Square Shop Ctr	Denver-Aurora-Lakewood	CO	40%	2005	1978	9,650	97	100.0%	13.29	King Soopers
Hilltop Village	Denver-Aurora-Lakewood	CO		2002	2018	—	101	97.3%	13.30	King Soopers
Littleton Square	Denver-Aurora-Lakewood	CO		1999	2015	—	99	96.0%	11.35	King Soopers
Lloyd King Center	Denver-Aurora-Lakewood	CO		1998	1998	—	83	100.0%	12.79	King Soopers
Ralston Square Shopping Center	Denver-Aurora-Lakewood	CO	40%	2005	1977	—	83	98.5%	17.26	King Soopers
Shops at Quail Creek	Denver-Aurora-Lakewood	CO		2008	2008	—	38	100.0%	28.49	(King Soopers)
Stroh Ranch	Denver-Aurora-Lakewood	CO		1998	1998	—	93	100.0%	14.66	King Soopers
Centerplace of Greeley III	Greeley	CO		2007	2007	—	119	100.0%	13.11	Hobby Lobby, Best Buy, TJ Maxx
22 Crescent Road	Bridgeport-Stamford-Norwalk	CT		2017	1984	—	4	100.0%	69.00	-
25 Valley Drive	Bridgeport-Stamford-Norwalk	CT		2023	1977	—	18	100.0%	47.57	-
321-323 Railroad Ave	Bridgeport-Stamford-Norwalk	CT		2023	1983	—	21	100.0%	38.85	-
470 Main Street	Bridgeport-Stamford-Norwalk	CT		2023	1972	—	22	100.0%	31.12	-
91 Danbury Road	Bridgeport-Stamford-Norwalk	CT		2017	1965	—	5	100.0%	30.96	0
970 High Ridge Center	Bridgeport-Stamford-Norwalk	CT		2023	1960	—	27	89.6%	36.55	BevMax
Airport Plaza	Bridgeport-Stamford-Norwalk	CT		2023	1974	—	33	96.3%	31.20	-
Bethel Hub Center	Bridgeport-Stamford-Norwalk	CT		2023	1957	—	31	60.8%	15.03	La Placita Bethel Market
Black Rock	Bridgeport-Stamford-Norwalk	CT	80%	2014	1996	15,148	98	97.8%	30.18	Old Navy, The Clubhouse
Brick Walk(6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2007	30,591	122	97.2%	47.49	-
Compo Acres Shopping Center	Bridgeport-Stamford-Norwalk	CT		2017	2011	—	43	95.9%	57.62	Trader Joe's
Compo Shopping Center	Bridgeport-Stamford-Norwalk	CT		2024	1953	—	76	86.2%	53.75	CVS
Copps Hill Plaza	Bridgeport-Stamford-Norwalk	CT		2017	2002	—	173	87.3%	22.42	Stop & Shop, Homegoods, Marshalls, Rite Aid, Michael's
Cos Cob Commons	Bridgeport-Stamford-Norwalk	CT		2023	1986	—	48	84.3%	54.36	CVS
Cos Cob Plaza	Bridgeport-Stamford-Norwalk	CT		2023	1947	3,742	15	93.4%	54.62	-
Danbury Green	Bridgeport-Stamford-Norwalk	CT		2017	2006	—	124	100.0%	27.12	Trader Joe's, Hilton Garden Inn, DSW, Staples, Rite Aid, Warehouse Wines & Liquors
Danbury Square	Bridgeport-Stamford-Norwalk	CT		2023	1987	—	194	94.9%	13.03	Ocean State Job Lot, Planet Fitness, Elicit Brewing Company, Hobby Lobby
Darinor Plaza(6)	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	153	100.0%	20.54	Kohl's, Old Navy, Party City
Fairfield Center(6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2000	—	95	87.1%	34.74	Fairfield University Bookstore, Merril Lynch
Fairfield Crossroads	Bridgeport-Stamford-Norwalk	CT		2023	1995	—	62	100.0%	25.28	Marshalls, DSW
Greenwich Commons	Bridgeport-Stamford-Norwalk	CT		2023	1961	4,667	10	100.0%	90.67	-
High Ridge Center	Bridgeport-Stamford-Norwalk	CT	100%	2023	1968	8,825	93	99.9%	49.95	Trader Joe's, Barnes & Noble
Knotts Landing	Bridgeport-Stamford-Norwalk	CT		2023	1994	—	6	100.0%	75.43	-
Main & Bailey	Bridgeport-Stamford-Norwalk	CT		2023	1950	—	62	78.4%	28.15	-
Newfield Green	Bridgeport-Stamford-Norwalk	CT		2023	1966	18,737	74	96.1%	41.78	Grade A Market, CVS
Old Greenwich CVS	Bridgeport-Stamford-Norwalk	CT	100%	2023	1941	846	8	100.0%	45.00	-

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Old Kings Market (fka Goodwives Shopping Center)	Bridgeport-Stamford-Norwalk	CT		2023	1955	22,607	96	93.2%	41.61	Stop & Shop
Post Road Plaza	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	20	100.0%	59.79	Trader Joe's
Ridgeway Shopping Center	Bridgeport-Stamford-Norwalk	CT		2023	1952	41,940	365	92.0%	31.53	Stop & Shop, LA Fitness, Marshalls, Michael's, Staples, Old Navy, ULTA, Party City
Shelton Square	Bridgeport-Stamford-Norwalk	CT		2023	1982	—	189	98.4%	19.65	Stop & Shop, Homegoods, Hawley Lane, Edge Fitness
Station Centre @ Old Greenwich	Bridgeport-Stamford-Norwalk	CT		2023	1952	—	39	93.9%	37.26	Kings Food Markets
The Dock-Dockside	Bridgeport-Stamford-Norwalk	CT		2023	1974	32,908	278	99.5%	19.82	Stop & Shop, BJ's Whole Sale, Edge Fitness, West Marine, Petco, Dollar Tree, Osaka Hibachi
The Hub at Norwalk (fka Walmart Norwalk)	Bridgeport-Stamford-Norwalk	CT		2017	2003	—	146	100.0%	23.66	HomeGoods, Target
Westport Collection (fka Greens Farms Plaza)	Bridgeport-Stamford-Norwalk	CT		2023	1958	—	40	51.3%	26.64	BevMax
Westport Row	Bridgeport-Stamford-Norwalk	CT		2017	2010/2020	—	95	100.0%	45.62	The Fresh Market, Pottery Barn
Brookside Plaza	Hartford-E Hartford-Middletown	CT		2017	2006	—	226	96.5%	16.59	Burlington Coat Factory, PetSmart, ShopRite, Staples, TJ Maxx, LL Bean
Corbin's Corner	Hartford-E Hartford-Middletown	CT	40%	2005	2015	53,000	189	98.1%	32.70	Best Buy, Edge Fitness, Old Navy, The Tile Shop, Total Wine and More, Trader Joe's
Aldi Square	New Haven-Milford	CT		2023	2014	—	38	100.0%	16.80	Aldi
Orange Meadows	New Haven-Milford	CT		2023	1990	—	78	100.0%	24.17	Trader Joe's, TJMaxx, Bob's Discount Furniture, Ulta
Southbury Green	New Haven-Milford	CT		2017	2002	—	156	88.7%	22.63	ShopRite, Homegoods
The Shops at Stone Bridge(7)	New Haven-Milford	CT		2024	2024	—	155	79.1%	29.79	Whole Foods, TJ Maxx, Barnes & Noble
New Milford Plaza	Torrington	CT		2023	1970	—	235	98.9%	9.09	Walmart, Stop & Shop, Club 24, Dollar Tree
Sunny Valley Shops	Torrington	CT		2023	2003	—	72	93.3%	12.58	Staples, Planet Fitness
Veterans Plaza	Torrington	CT		2023	1966	—	80	100.0%	12.79	Big Y World Class Market, BevMax
Shops at The Columbia	Washington-Arlington-Alexandri	DC		2006	2006	—	23	100.0%	40.18	Trader Joe's
Spring Valley Shopping Center	Washington-Arlington-Alexandri	DC	40%	2005	1930	13,000	17	100.0%	103.05	-
Pike Creek	Philadelphia-Camden-Wilmington	DE		1998	2013	—	229	97.1%	17.72	Acme Markets, Edge Fitness, Pike Creek Community Hardware
Shoppes of Graylyn	Philadelphia-Camden-Wilmington	DE	40%	2005	1971	—	64	94.6%	25.82	Rite Aid
Corkscrew Village	Cape Coral-Fort Myers	FL		2007	1997	—	82	97.8%	15.89	Publix
Shoppes of Grande Oak	Cape Coral-Fort Myers	FL		2000	2000	—	79	100.0%	18.77	Publix
Millhopper Shopping Center	Gainesville	FL		1993	2017	—	80	97.7%	19.59	Publix
Newberry Square	Gainesville	FL		1994	1986	—	181	88.8%	10.67	Publix, Floor & Décor, Dollar Tree
Anastasia Plaza	Jacksonville	FL		1993	1988	—	102	98.8%	17.63	Publix
Atlantic Village	Jacksonville	FL		2017	2014	—	110	100.0%	19.50	LA Fitness, Pet Supplies Plus
Brooklyn Station on Riverside	Jacksonville	FL		2013	2013	—	50	100.0%	29.45	The Fresh Market
Courtyard Shopping Center	Jacksonville	FL		1993	1987	—	137	100.0%	3.68	Target, (Publix)
East San Marco	Jacksonville	FL		2007	2022	—	59	100.0%	28.53	Publix
Fleming Island	Jacksonville	FL		1998	2000	—	136	99.2%	18.22	Publix, PETCO, Planet Fitness, (Target)
Hibernia Pavilion	Jacksonville	FL		2006	2006	—	51	100.0%	16.72	Publix
John's Creek Center	Jacksonville	FL	20%	2003	2004	9,000	82	100.0%	17.51	Publix
Julington Village	Jacksonville	FL	20%	1999	1999	10,000	82	100.0%	18.04	Publix, (CVS)
Mandarin Landing	Jacksonville	FL		2017	2024	—	140	100.0%	22.70	Whole Foods, Aveda Institute, Baptist Health, Cooper's Hawk
Nocatee Town Center	Jacksonville	FL		2007	2017	—	114	100.0%	23.94	Publix

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Oakleaf Commons	Jacksonville	FL		2006	2006	—	77	96.3%	16.15	Publix
Old St Augustine Plaza	Jacksonville	FL		1996	2017/2020	—	248	100.0%	11.54	Publix, Burlington Coat Factory, Hobby Lobby, LA Fitness, Ross Dress for Less
Pablo Plaza	Jacksonville	FL		2017	2020	—	162	100.0%	19.32	Whole Foods, Office Depot, Marshalls, HomeGoods, PetSmart
Pine Tree Plaza	Jacksonville	FL		1997	1999	—	63	100.0%	15.82	Publix
Seminole Shoppes	Jacksonville	FL	50%	2009	2018	7,500	87	97.6%	24.72	Publix
Shoppes at Bartram Park	Jacksonville	FL	50%	2005	2017	—	135	100.0%	23.43	Publix, (Kohl's), (Tutor Time)
Shops at John's Creek	Jacksonville	FL		2003	2004	—	15	100.0%	28.57	-
South Beach Regional	Jacksonville	FL		2017	1990	—	305	98.4%	18.88	Trader Joe's, Home Depot, Ross Dress for Less, Staples, Nordstrom Rack, TJ Maxx
Starke(6)	Jacksonville	FL		2000	2000	—	13	100.0%	27.05	CVS
Avenida Biscayne	Miami-Ft Lauderdale-PompanoBch	FL		2017	1991	—	142	90.4%	57.09	DSW, Jewelry Exchange, Old Navy, The Fresh Market
Aventura Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		1994	2017	—	97	98.9%	39.73	CVS, Publix
Banco Popular Building	Miami-Ft Lauderdale-PompanoBch	FL		2017	1971	—	5	100.0%	92.31	-
Bird 107 Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1990	—	40	100.0%	22.87	Walgreens
Bird Ludlam	Miami-Ft Lauderdale-PompanoBch	FL		2017	1998	—	192	98.1%	26.95	CVS, Goodwill, Winn-Dixie
Boca Village Square	Miami-Ft Lauderdale-PompanoBch	FL		2017	2014	—	92	100.0%	48.27	CVS, Publix
Boynton Lakes Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1997	2012	—	110	95.9%	17.82	Citi Trends, Pet Supermarket, Publix
Boynton Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2015	—	105	100.0%	21.85	CVS, Publix
Caligo Crossing	Miami-Ft Lauderdale-PompanoBch	FL		2007	2007	—	11	100.0%	46.60	(Kohl's)
Chasewood Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1993	2015	—	152	96.2%	28.96	Publix, Pet Smart
Concord Shopping Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1993	—	309	100.0%	15.10	Big Lots, Dollar Tree, Home Depot, Winn-Dixie, YouFit Health Club
Coral Reef Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	1990	—	75	98.7%	34.22	Aldi, Walgreens
Country Walk Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2008	16,000	101	96.5%	27.18	Publix, CVS
Countryside Shops	Miami-Ft Lauderdale-PompanoBch	FL		2017	1991/2018	—	186	98.0%	23.84	Publix, Ross Dress for Less, Painted Tree Boutique
Fountain Square	Miami-Ft Lauderdale-PompanoBch	FL		2013	2013	—	177	99.2%	29.78	Publix, Ross Dress for Less, TJ Maxx, Ulta, (Target)
Gardens Square	Miami-Ft Lauderdale-PompanoBch	FL		1997	1991	—	90	100.0%	20.14	Publix
Greenwood Shopping Centre	Miami-Ft Lauderdale-PompanoBch	FL		2017	1994	—	133	100.0%	18.41	Publix, Bealls
Hammocks Town Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	1993	—	187	99.5%	20.37	CVS, Goodwill, Publix, Metro-Dade Public Library, YouFit Health Club, (Kendall Ice Arena)
Pine Island	Miami-Ft Lauderdale-PompanoBch	FL		2017	1999	—	255	92.5%	16.79	Publix, YouFit Health Club, Floor and Décor, Advanced Veterinary Care Center
Pine Ridge Square	Miami-Ft Lauderdale-PompanoBch	FL		2017	2013	—	118	98.7%	22.70	The Fresh Market, Marshalls, Ulta, Nordstrom Rack
Pinecrest Place(6)	Miami-Ft Lauderdale-PompanoBch	FL		2017	2017	—	70	98.3%	44.04	Whole Foods, (Target)
Point Royale Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	2018	—	202	99.1%	17.21	Winn-Dixie, Burlington Coat Factory, Pasteur Medical Center, Planet Fitness, Rana Furniture
Prosperity Centre	Miami-Ft Lauderdale-PompanoBch	FL		2017	1993	—	124	69.6%	25.45	Office Depot, TJ Maxx, CVS
Sawgrass Promenade	Miami-Ft Lauderdale-PompanoBch	FL		2017	1998	—	107	89.9%	15.72	Publix, Walgreens, Dollar Tree
Sheridan Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1991/2022	—	507	92.6%	21.00	Publix, Kohl's, LA Fitness, Ross Dress for Less, Pet Supplies Plus, Burlington, Marshalls
Shoppes @ 104	Miami-Ft Lauderdale-PompanoBch	FL		1998	2018	—	121	98.5%	21.04	Fresco y Mas, CVS
Shoppes at Lago Mar	Miami-Ft Lauderdale-PompanoBch	FL		2017	1995	—	83	94.3%	17.13	Publix, YouFit Health Club
Shoppes of Jonathan's Landing	Miami-Ft Lauderdale-PompanoBch	FL		2017	1997	—	27	100.0%	32.51	(Publix)
Shoppes of Oakbrook	Miami-Ft Lauderdale-PompanoBch	FL		2017	2003	—	183	58.6%	22.33	Publix, Duffy's Sports Bar, CVS

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Shoppes of Silver Lakes	Miami-Ft Lauderdale-PompanoBch	FL		2017	1997	—	127	100.0%	21.93	Publix, Goodwill
Shoppes of Sunset	Miami-Ft Lauderdale-PompanoBch	FL		2017	2009	—	22	81.9%	29.24	-
Shoppes of Sunset II	Miami-Ft Lauderdale-PompanoBch	FL		2017	2009	—	28	93.4%	25.33	-
Shops at Skylake	Miami-Ft Lauderdale-PompanoBch	FL		2017	2006	—	287	97.6%	19.13	Publix, LA Fitness, TJ Maxx, Goodwill, Pasteur Medical
University Commons(6)	Miami-Ft Lauderdale-PompanoBch	FL		2015	2001	—	180	100.0%	34.86	Whole Foods, Nordstrom Rack, Barnes & Noble, Bed Bath & Beyond
Waterstone Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2005	—	61	100.0%	18.79	Publix
Welleby Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1996	1982	—	110	94.4%	15.44	Publix, Dollar Tree
Wellington Town Square	Miami-Ft Lauderdale-PompanoBch	FL		1996	2022	—	108	97.4%	25.44	Publix, CVS
West Bird Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2000/2021	—	99	97.9%	27.20	Publix
West Lake Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	2000	—	101	98.6%	23.62	Fresco y Mas, CVS
Westport Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2002	—	47	100.0%	23.59	Publix
Berkshire Commons	Naples-Marco Island	FL		1994	1992	—	110	100.0%	16.53	Publix, Walgreens
Naples Walk	Naples-Marco Island	FL		2007	1999	—	125	92.8%	19.54	Publix
Pavilion	Naples-Marco Island	FL		2017	2011	—	168	95.2%	24.34	LA Fitness, Paragon Theaters, J. Lee Salon Suites
Shoppes of Pebblebrook Plaza	Naples-Marco Island	FL	50%	2000	2000	—	80	97.0%	16.96	Publix, (Walgreens)
Alafaya Village	Orlando-Kissimmee-Sanford	FL		2017	1986	—	39	87.3%	27.54	-
Kirkman Shoppes	Orlando-Kissimmee-Sanford	FL		2017	2015	—	116	100.0%	27.21	LA Fitness, Walgreens
Lake Mary Centre	Orlando-Kissimmee-Sanford	FL		2017	2015	—	356	95.0%	18.61	The Fresh Market, Academy Sports, Hobby Lobby, LA Fitness, Ross Dress for Less, Office Depot
Plaza Venezia	Orlando-Kissimmee-Sanford	FL	20%	2016	2000	36,500	203	97.1%	35.13	Publix, Eddie V's
Town and Country	Orlando-Kissimmee-Sanford	FL		2017	1993	—	78	100.0%	11.98	Ross Dress for Less
Unigold Shopping Center	Orlando-Kissimmee-Sanford	FL		2017	1987	—	115	90.1%	16.19	YouFit Health Club, Ross Dress for Less
Willa Springs	Orlando-Kissimmee-Sanford	FL		2000	2000	16,700	90	100.0%	25.25	Publix
Cashmere Corners	Port St. Lucie	FL		2017	2016	—	86	100.0%	17.64	WalMart
The Plaza at St. Lucie West	Port St. Lucie	FL		2017	2006	—	27	100.0%	27.78	-
Charlotte Square	Punta Gorda	FL		2017	1980	—	91	92.1%	12.08	WalMart, Buffet City
Ryanwood Square	Sebastian-Vero Beach	FL		2017	1987	—	115	94.3%	13.13	Publix, Beall's, Harbor Freight Tools
South Point	Sebastian-Vero Beach	FL		2017	2003	—	72	100.0%	16.14	Publix
Treasure Coast Plaza	Sebastian-Vero Beach	FL		2017	1983	—	134	99.0%	19.36	Publix, TJ Maxx
Carriage Gate	Tallahassee	FL		1994	2013	—	73	100.0%	30.01	Trader Joe's, TJ Maxx
Ocala Corners(6)	Tallahassee	FL		2000	2000	—	93	92.9%	43.62	Publix
Bloomingdale Square	Tampa-St Petersburg-Clearwater	FL		1998	2021	—	252	99.5%	21.31	Bealls, Dollar Tree, Home Centric, LA Fitness, Publix
Northgate Square	Tampa-St Petersburg-Clearwater	FL		2007	1995	—	75	100.0%	17.26	Publix
Regency Square	Tampa-St Petersburg-Clearwater	FL		1993	2013	—	352	98.4%	21.30	AMC Theater, Dollar Tree, Five Below, Marshalls, Michael's, PETCO, Shoe Carnival, TJ Maxx, Ulta, Old Navy, (Best Buy), (Macdill)
Shoppes at Sunlake Centre	Tampa-St Petersburg-Clearwater	FL		2017	2008	—	117	100.0%	26.31	Publix
Suncoast Crossing(6)	Tampa-St Petersburg-Clearwater	FL		2007	2007	—	118	100.0%	7.65	Kohl's, (Target)
The Village at Hunter's Lake	Tampa-St Petersburg-Clearwater	FL		2018	2018	—	72	100.0%	28.89	Sprouts
Town Square	Tampa-St Petersburg-Clearwater	FL		1997	1999	—	44	100.0%	36.30	PETCO, Barnes & Noble
Village Center	Tampa-St Petersburg-Clearwater	FL		1995	2014	—	186	100.0%	23.45	Publix, PGA Tour Superstore, Walgreens
Westchase	Tampa-St Petersburg-Clearwater	FL		2007	1998	—	79	100.0%	18.31	Publix
Ashford Place	Atlanta-SandySprings-Alpharett	GA		1997	1993	—	53	100.0%	26.58	Harbor Freight Tools
Briarcliff La Vista	Atlanta-SandySprings-Alpharett	GA		1997	1962	—	43	80.0%	19.82	Michael's
Briarcliff Village	Atlanta-SandySprings-Alpharett	GA		1997	1990	—	189	99.1%	17.48	Burlington, Party City, Publix, Shoe Carnival, TJ Maxx
Bridgemill Market	Atlanta-SandySprings-Alpharett	GA		2017	2000	—	89	95.0%	19.62	Publix

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Brighten Park	Atlanta-SandySprings-Alpharett	GA		1997	2016	—	137	94.4%	28.84	Lidl, Big Blue Swim School, Kohl's
Buckhead Court	Atlanta-SandySprings-Alpharett	GA		1997	1984	—	49	98.1%	33.46	-
Buckhead Landing	Atlanta-SandySprings-Alpharett	GA		2017	1998/2024	—	152	97.6%	34.08	Binders Art Supplies & Frames, Publix, Golf Galaxy
Buckhead Station	Atlanta-SandySprings-Alpharett	GA		2017	1996	—	234	93.2%	27.35	Cost Plus World Market, DSW Warehouse, Nordstrom Rack, Old Navy, Saks Off 5th, TJ Maxx, Ulta, Bloomingdale's Outlet
Cambridge Square	Atlanta-SandySprings-Alpharett	GA		1996	1979	—	73	98.7%	24.17	Publix
Chastain Square	Atlanta-SandySprings-Alpharett	GA		2017	2001	—	92	100.0%	25.43	Publix
Cornerstone Square	Atlanta-SandySprings-Alpharett	GA		1997	1990	—	80	100.0%	19.53	Aldi, Barking Hound Village, CVS, HealthMarkets Insurance
Dunwoody Hall	Atlanta-SandySprings-Alpharett	GA		1997	1986	13,800	86	100.0%	22.16	Publix
Dunwoody Village	Atlanta-SandySprings-Alpharett	GA		1997	1975	—	121	97.2%	23.47	The Fresh Market, Walgreens, Dunwoody Prep
Howell Mill Village	Atlanta-SandySprings-Alpharett	GA		2004	1984	—	92	100.0%	25.79	Publix
Paces Ferry Plaza	Atlanta-SandySprings-Alpharett	GA		1997	2018	—	82	100.0%	42.70	Whole Foods
Powers Ferry Square	Atlanta-SandySprings-Alpharett	GA		1997	2013	—	99	100.0%	36.79	HomeGoods, PETCO
Powers Ferry Village	Atlanta-SandySprings-Alpharett	GA		1997	1994	—	69	100.0%	10.81	Publix, Barrel Town
Russell Ridge	Atlanta-SandySprings-Alpharett	GA		1994	1995	—	108	98.7%	13.57	Kroger
Sandy Springs	Atlanta-SandySprings-Alpharett	GA		2012	2006	—	113	97.8%	28.46	Trader Joe's, Fox's, Peter Glenn Ski & Sports
Sope Creek Crossing	Atlanta-SandySprings-Alpharett	GA		1998	2016	—	99	98.1%	17.71	Publix
The Shops at Hampton Oaks	Atlanta-SandySprings-Alpharett	GA		2017	2009	—	21	93.3%	13.74	(CVS)
Williamsburg at Dunwoody	Atlanta-SandySprings-Alpharett	GA		2017	1983	—	45	95.3%	26.48	-
Civic Center Plaza	Chicago-Naperville-Elgin	IL	40%	2005	1989	22,000	265	100.0%	11.47	Super H Mart, Home Depot, O'Reilly Automotive, King Spa
Clybourn Commons	Chicago-Naperville-Elgin	IL		2014	1999	—	32	89.9%	38.45	PETCO
Glen Oak Plaza	Chicago-Naperville-Elgin	IL		2010	1967	—	63	100.0%	28.06	Trader Joe's, Walgreens, Northshore University Healthsystems
Hinsdale Lake Commons	Chicago-Naperville-Elgin	IL		1998	2015	—	185	96.7%	17.10	Whole Foods, Goodwill, Charter Fitness, Petco
Mellody Farm	Chicago-Naperville-Elgin	IL		2017	2017	—	259	98.6%	31.98	Whole Foods, Nordstrom Rack, REI, HomeGoods, Barnes & Noble, West Elm
Naperville Plaza	Chicago-Naperville-Elgin	IL	20%	2023	1961	22,588	115	100.0%	27.85	Casey's Foods, Trader Joe's, Oswald's Pharmacy
Old Town Square	Chicago-Naperville-Elgin	IL	20%	2023	1998	14,000	87	97.5%	27.27	Jewel-Osco
Riverside Sq & River's Edge	Chicago-Naperville-Elgin	IL	40%	2005	1986	—	169	100.0%	19.18	Mariano's Fresh Market, Dollar Tree, Party City, Blink Fitness
Roscoe Square	Chicago-Naperville-Elgin	IL	40%	2005	2012	24,500	140	100.0%	24.93	Mariano's Fresh Market, Walgreens, Altitude Trampoline Park
Westchester Commons	Chicago-Naperville-Elgin	IL		2001	2014	—	143	93.5%	19.62	Mariano's Fresh Market, Goodwill
Willow Festival(6)	Chicago-Naperville-Elgin	IL		2010	2007	—	404	91.6%	19.52	Whole Foods, Lowe's, CVS, HomeGoods, REI, Ulta
Shops on Main	Chicago-Naperville-Elgin	IN	94%	2007	2017/2020	—	289	100.0%	17.83	Whole Foods, Dick's Sporting Goods, Ross Dress for Less, HomeGoods, DSW, Nordstrom Rack, Marshalls
Willow Lake Shopping Center	Indianapolis-Carmel-Anderson	IN	40%	2005	1987	—	86	86.4%	18.12	Indiana Bureau of Motor Vehicles, Snipes USA, (Kroger)
Willow Lake West Shopping Center	Indianapolis-Carmel-Anderson	IN	40%	2005	2001	10,000	53	100.0%	28.57	Trader Joe's
Fellsway Plaza	Boston-Cambridge-Newton	MA	75%	2013	2016	34,300	161	98.0%	27.44	Stop & Shop, Planet Fitness, BioLife Plasma Services
Shaw's at Plymouth	Boston-Cambridge-Newton	MA		2017	1993	—	60	100.0%	19.34	Shaw's

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Shops at Saugus	Boston-Cambridge-Newton	MA		2006	2006	—	87	100.0%	32.10	Trader Joe's, La-Z-Boy, PetSmart
Star's at Cambridge	Boston-Cambridge-Newton	MA		2017	1997	—	66	100.0%	41.18	Star Market
Star's at West Roxbury	Boston-Cambridge-Newton	MA		2017	2006	—	76	98.7%	27.65	Shaw's
The Abbot	Boston-Cambridge-Newton	MA		2017	1912/2024	—	64	71.9%	98.23	Center for Effective Alturism
Twin City Plaza	Boston-Cambridge-Newton	MA		2006	2004	—	285	100.0%	23.59	Shaw's, Marshall's, Extra Space Storage, Walgreens, K&G Fashion, Dollar Tree, Everfitness, Formlabs
The Longmeadow Shops	Springfield, MA	MA		2023	1962	13,000	99	98.9%	31.79	CVS
Festival at Woodholme	Baltimore-Columbia-Towson	MD	40%	2005	1986	18,510	81	93.7%	41.59	Trader Joe's
Parkville Shopping Center	Baltimore-Columbia-Towson	MD	40%	2005	2013	23,200	165	96.4%	17.83	Giant, Parkville Lanes, Dollar Tree, Petco, The Cellar Parkville
Southside Marketplace	Baltimore-Columbia-Towson	MD	40%	2005	2011	24,800	125	94.7%	25.86	Giant
Village at Lee Airpark(6)	Baltimore-Columbia-Towson	MD		2005	2014	—	118	100.0%	31.87	Giant, (Sunrise)
Burnt Mills	Washington-Arlington-Alexandri	MD	20%	2013	2004	—	31	100.0%	41.66	Trader Joe's
Cloppers Mill Village	Washington-Arlington-Alexandri	MD	40%	2005	1995	—	137	94.5%	19.53	Shoppers Food Warehouse, Dollar Tree
Firstfield Shopping Center	Washington-Arlington-Alexandri	MD	40%	2005	2014	—	22	100.0%	45.97	-
Takoma Park	Washington-Arlington-Alexandri	MD	40%	2005	1960	—	107	98.2%	15.48	Planet Fitness
Watkins Park Plaza	Washington-Arlington-Alexandri	MD	40%	2005	1985	—	111	98.6%	30.37	LA Fitness, CVS
Westbard Square	Washington-Arlington-Alexandri	MD		2017	2001/2024	—	171	98.4%	39.44	Giant, Bowlmor AMF
Woodmoor Shopping Center	Washington-Arlington-Alexandri	MD	40%	2005	1954	18,783	68	93.3%	38.65	CVS
Apple Valley Square	Minneapol-St. Paul-Bloomington	MN		2006	1998	—	179	78.7%	19.17	Jo-Ann Fabrics, PETCO, Savers,(Burlington Coat Factory), (Aldi)
Cedar Commons	Minneapol-St. Paul-Bloomington	MN		2011	1999	—	66	100.0%	30.87	Whole Foods
Colonial Square	Minneapol-St. Paul-Bloomington	MN	40%	2005	2014	19,700	93	100.0%	28.26	Lund's
Rockford Road Plaza	Minneapol-St. Paul-Bloomington	MN	40%	2005	1991	20,000	204	99.4%	14.62	Kohl's, PetSmart, HomeGoods, TJ Maxx, ULTA
Rockridge Center	Minneapol-St. Paul-Bloomington	MN	20%	2011	2006	14,500	125	98.3%	14.85	CUB Foods
Brentwood Plaza	St. Louis	MO		2007	2002	—	60	92.6%	10.45	Schnucks
Bridgeton	St. Louis	MO		2007	2005	—	71	100.0%	12.96	Schnucks, (Home Depot)
Dardenne Crossing	St. Louis	MO		2007	1996	—	67	100.0%	11.85	Schnucks
Kirkwood Commons	St. Louis	MO		2007	2000	—	210	100.0%	10.42	Walmart, TJ Maxx, HomeGoods, Famous Footwear, (Target), (Lowe's)
Blakeney Town Center	Charlotte-Concord-Gastonia	NC		2021	2006	—	384	97.9%	27.47	Harris Teeter, Marshalls, Best Buy, Petsmart, Off Broadway Shoes, Old Navy, (Target)
Carmel Commons	Charlotte-Concord-Gastonia	NC		1997	2012	—	146	100.0%	24.60	Chuck E. Cheese, The Fresh Market, Party City, Edwin Watts Golf
Cochran Commons	Charlotte-Concord-Gastonia	NC	20%	2007	2003	—	66	100.0%	17.58	Harris Teeter, (Walgreens)
Willow Oaks	Charlotte-Concord-Gastonia	NC		2014	2014	—	65	100.0%	18.27	Publix
Shops at Erwin Mill	Durham-Chapel Hill	NC	55%	2012	2012	12,000	91	100.0%	21.04	Harris Teeter
Southpoint Crossing	Durham-Chapel Hill	NC		1998	1998	—	103	96.1%	18.02	Harris Teeter
Village Plaza	Durham-Chapel Hill	NC	20%	2012	2020	11,515	73	93.4%	26.20	Whole Foods
Woodcroft Shopping Center	Durham-Chapel Hill	NC		1996	1984	—	90	97.1%	15.02	Food Lion, ACE Hardware
Glenwood Village	Raleigh-Cary	NC		1997	1983	—	43	94.4%	19.49	Harris Teeter
Holly Park	Raleigh-Cary	NC		2013	1969	—	158	99.0%	21.59	DSW Warehouse, Trader Joe's, Ross Dress For Less, Staples, US Fitness Products, Jerry's Artarama, Pet Supplies Plus, Ulta
Lake Pine Plaza	Raleigh-Cary	NC		1998	1997	—	88	100.0%	14.77	Harris Teeter
Market at Colonnade Center	Raleigh-Cary	NC		2009	2009	—	58	100.0%	29.08	Whole Foods
Midtown East	Raleigh-Cary	NC	50%	2017	2017	36,000	159	100.0%	26.43	Wegmans
Ridgewood Shopping Center	Raleigh-Cary	NC	20%	2018	1951	8,759	94	91.3%	31.17	Whole Foods, Walgreens
Shoppes of Kildaire	Raleigh-Cary	NC	40%	2005	1986	20,000	145	100.0%	21.87	Trader Joe's, Aldi, Staples, Barnes & Noble

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Sutton Square	Raleigh-Cary	NC	20%	2006	1985	—	101	97.0%	22.61	The Fresh Market
Village District	Raleigh-Cary	NC	30%	2004	2018	75,000	602	99.1%	26.52

Harris Teeter, The Fresh Market, The Oberlin, Wake Public Library, Walgreens, Talbots, Great Outdoor Provision Co., York Properties,The Cheshire Cat Gallery, Crunch Fitness Select Club, Bailey's Fine Jewelry, Sephora, Barnes & Noble, Goodnight's Comedy Club, Ballard Designs

Bloomfield Crossing	New York-Newark-Jersey City	NJ		2023	0	—	59	100.0%	16.03	Superfresh
Boonton ACME Shopping Center	New York-Newark-Jersey City	NJ		2023	1999	10,358	63	100.0%	25.54	Acme Markets
Cedar Hill Shopping Center	New York-Newark-Jersey City	NJ		2023	1971	6,815	43	100.0%	31.17	Walgreens
Chestnut Ridge Shopping Center	New York-Newark-Jersey City	NJ	50%	2023	1965	—	76	92.2%	30.97	Fresh Market, Drop Fitness
Chimney Rock(6)	New York-Newark-Jersey City	NJ		2016	2016	—	218	100.0%	38.34	Whole Foods, Nordstrom Rack, Saks Off 5th, The Container Store, Ulta, LL Bean
District at Metuchen	New York-Newark-Jersey City	NJ	20%	2018	2017	16,000	67	100.0%	33.14	Whole Foods
Emerson Plaza	New York-Newark-Jersey City	NJ		2023	1981	—	85	95.3%	14.50	Shoprite, K-9 Resorts Luxury Pet Hotel
Ferry Street Plaza	New York-Newark-Jersey City	NJ		2023	1995	8,471	108	100.0%	23.41	Seabra Foods, Flaming Grill
H Mart Plaza	New York-Newark-Jersey City	NJ		2023	1967	—	7	100.0%	46.32	-
Meadtown Shopping Center	New York-Newark-Jersey City	NJ		2023	1961	9,070	77	100.0%	26.71	Marshalls, Petco, Walgreens
Midland Park Shopping Center	New York-Newark-Jersey City	NJ		2023	1966	17,166	129	91.9%	25.08	Kings Food Markets, Crunch Fitness
Plaza Square	New York-Newark-Jersey City	NJ	40%	2005	1990	—	103	80.0%	18.05	Grocer, Retro Fitness
Pompton Lakes Towne Square	New York-Newark-Jersey City	NJ		2023	2000	—	66	92.2%	26.29	Planet Fitness
Rite Aid Plaza-Waldwick Plaza	New York-Newark-Jersey City	NJ		2023	1953	—	20	100.0%	30.42	Rite Aid
South Pass Village	New York-Newark-Jersey City	NJ		2023	1965	19,705	109	100.0%	32.06	Acme Markets
Valley Ridge Shopping Center	New York-Newark-Jersey City	NJ		2023	1962	16,249	103	93.0%	27.33	Whole Foods
Van Houten Plaza	New York-Newark-Jersey City	NJ		2023	1974	—	42	100.0%	11.05	Dollar Tree
Waldwick Plaza	New York-Newark-Jersey City	NJ		2023	1960	—	27	100.0%	28.19	-
Washington Commons	New York-Newark-Jersey City	NJ	100%	2023	1992	8,494	74	94.2%	23.95	Stop & Shop
Glenwood Green	Philadelphia-Camden-Wilmington	NJ	70%	2023	2024	—	355	95.6%	16.84	ShopRite, Target, Rendina
Haddon Commons	Philadelphia-Camden-Wilmington	NJ	40%	2005	1985	—	54	100.0%	18.29	Acme Markets
101 7th Avenue	New York-Newark-Jersey City	NY		2017	1930	—	57	0.0%	-	-
111 Kraft Avenue	New York-Newark-Jersey City	NY		2023	1902	—	9	74.1%	50.80	-
1175 Third Avenue	New York-Newark-Jersey City	NY		2017	1995	—	23	100.0%	112.26	Whole Foods, Five Below
1225-1239 Second Ave	New York-Newark-Jersey City	NY		2017	1987	—	19	100.0%	83.90	Dumbo Market
260-270 Sawmill Road	New York-Newark-Jersey City	NY		2023	1953	—	3	100.0%	1.69	-
27 Purchase Street	New York-Newark-Jersey City	NY		2023	0	—	10	100.0%	39.59	-
410 South Broadway	New York-Newark-Jersey City	NY		2023	1936	—	7	100.0%	1.21	-
48 Purchase Street	New York-Newark-Jersey City	NY		2023	0	—	6	100.0%	82.38	-
90 - 30 Metropolitan Avenue	New York-Newark-Jersey City	NY		2017	2007	—	60	100.0%	36.15	Michaels, Staples, Trader Joe's
Arcadian Shopping Center	New York-Newark-Jersey City	NY		2023	1978	—	166	97.9%	24.78	Stop & Shop, Westchester Community College, The 19th Hole
Biltmore Shopping Center	New York-Newark-Jersey City	NY		2023	1967	—	17	100.0%	39.90	-
Broadway Plaza(6)	New York-Newark-Jersey City	NY		2017	2014	—	147	93.2%	41.90	Aldi, Best Buy, Bob's Discount Furniture, TJ Maxx, Blink Fitness
Carmel ShopRite Plaza	New York-Newark-Jersey City	NY		2023	1981	—	142	96.9%	14.50	Shoprite, Carmel Cinema, Gold's Gyn, Rite Aid
Chilmark Shopping Center	New York-Newark-Jersey City	NY		2023	1963	—	47	100.0%	32.98	CVS

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Clocktower Plaza Shopping Ctr(6)	New York-Newark-Jersey City	NY		2017	1995	—	79	96.9%	48.76	Stop & Shop
DeCicco's Plaza	New York-Newark-Jersey City	NY		2023	1978	—	70	97.0%	40.53	Decicco & Sons
District Shops of Pelham Manor (fka Pelham Manor Plaza)	New York-Newark-Jersey City	NY		2023	1960	—	25	74.5%	36.02	Manor Market
East Meadow Plaza	New York-Newark-Jersey City	NY		2023	1971	—	139	85.6%	25.93	Lidl, Dollar Deal
Eastchester Plaza	New York-Newark-Jersey City	NY		2023	1963	—	24	100.0%	37.50	CVS
Eastport	New York-Newark-Jersey City	NY		2021	1980	—	48	94.0%	13.04	King Kullen, Rite Aid
Gateway Plaza	New York-Newark-Jersey City	NY	50%	2023	0	14,000	198	100.0%	9.78	Walmart, Bob's Discount Furniture
Harrison Shopping Square	New York-Newark-Jersey City	NY		2023	1958	—	26	95.2%	23.68	The Goddard School
Heritage 202 Center	New York-Newark-Jersey City	NY		2023	1989	—	19	93.8%	36.54	-
Hewlett Crossing I & II	New York-Newark-Jersey City	NY		2018	1954	—	52	100.0%	39.55	-
Lake Grove Commons	New York-Newark-Jersey City	NY	40%	2012	2008	49,246	141	100.0%	37.39	Whole Foods, LA Fitness
Lakeview Shopping Center	New York-Newark-Jersey City	NY		2023	1981	10,680	165	97.9%	18.55	Acme, Planet Fitness, Montclare Children's School, Rite Aid
McLean Plaza	New York-Newark-Jersey City	NY	100%	2023	1982	5,000	58	88.4%	19.92	Acme Markets
Midway Shopping Center	New York-Newark-Jersey City	NY	12%	2023	1958	21,346	244	97.4%	26.83	Shoprite, JoAnn, Amazing Savings, CVS, Planet Fitness, Denny's Kids, Ulta
New City PCSB Bank Pad	New York-Newark-Jersey City	NY		2023	1973	—	3	100.0%	102.08	-
Orangetown Shopping Center	New York-Newark-Jersey City	NY	100%	2023	1966	5,885	76	91.5%	22.26	CVS
Purchase Street Shops	New York-Newark-Jersey City	NY		2023	0	—	6	100.0%	37.74	-
Putnam Plaza	New York-Newark-Jersey City	NY	67%	2023	1971	16,916	189	89.1%	17.62	Tops, Dollar World, Rite Aid, Harbor Freight Tools
Riverhead Plaza	New York-Newark-Jersey City	NY	50%	2023	0	—	13	100.0%	39.46	-
Rivertowns Square	New York-Newark-Jersey City	NY		2018	2016	—	116	93.9%	27.79	Ulta, The Learning Experience, Mom's Organic Market, Look Cinemas
Somers Commons	New York-Newark-Jersey City	NY		2023	2003	—	135	89.9%	17.79	Level Fitness, Tractor Supply, Goodwill
Staples Plaza-Yorktown Heights	New York-Newark-Jersey City	NY		2023	1970	—	125	100.0%	11.45	Level Fitness, Staples, Party City, Extra Space Storage
Tanglewood Shopping Center	New York-Newark-Jersey City	NY		2023	1953	2,163	28	96.6%	44.02	-
The Gallery at Westbury Plaza	New York-Newark-Jersey City	NY		2017	2013	—	312	98.4%	53.54	Trader Joe's, Nordstrom Rack, Saks Fifth Avenue, Bloomingdale's, The Container Store, HomeGoods, Old Navy, Gap Outlet, Bassett Home Furnishings, Famous Footwear
The Meadows (fka East Meadow)	New York-Newark-Jersey City	NY		2021	1980	—	141	94.8%	16.48	Marshalls, Stew Leonard's, Net Cost Market, Catch Air
The Point at Garden City Park(6)	New York-Newark-Jersey City	NY		2016	2018	—	105	100.0%	31.29	King Kullen, Ace Hardware
The Shops at SunVet (fka SunVet)(6)(7)	New York-Newark-Jersey City	NY	100%	2023	2023	—	172	73.3%	45.92	Whole Foods, Nordstrom Rack
Towne Centre at Somers	New York-Newark-Jersey City	NY		2023	1988	—	84	98.2%	31.74	CVS
Valley Stream	New York-Newark-Jersey City	NY		2021	1950	—	99	95.0%	31.10	King Kullen
Village Commons	New York-Newark-Jersey City	NY		2023	1980	—	28	87.6%	39.47	-
Wading River	New York-Newark-Jersey City	NY		2021	2002	—	99	96.4%	24.56	King Kullen, CVS, Ace Hardware
Westbury Plaza	New York-Newark-Jersey City	NY		2017	2004	88,000	390	100.0%	28.10	WalMart, Costco, Marshalls, Total Wine and More, Olive Garden
Marine's Taste of Italy	Torrington	NY		2023	1988	—	3	100.0%	28.73	-
Cherry Grove	Cincinnati	OH		1998	2012	—	203	96.0%	13.34	Kroger, Shoe Carnival, TJ Maxx, Tuesday Morning
Hyde Park	Cincinnati	OH		1997	1995	—	398	100.0%	17.41	Kroger, Kohl's, Walgreens, Ace Hardware, Staples, Marshalls, Five Below
Red Bank Village	Cincinnati	OH		2006	2018	—	176	100.0%	8.00	WalMart

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Regency Commons	Cincinnati	OH		2004	2004	—	34	84.0%	27.58	-
West Chester Plaza	Cincinnati	OH		1998	1988	—	88	96.8%	10.20	Kroger
East Pointe	Columbus	OH		1998	2014	—	111	100.0%	11.65	Kroger
Kroger New Albany Center	Columbus	OH		1999	1999	—	96	100.0%	14.12	Kroger
Northgate Plaza (Maxtown Road)	Columbus	OH		1998	2017	—	117	100.0%	12.51	Kroger, (Home Depot)
Corvallis Market Center	Corvallis	OR		2006	2006	—	85	100.0%	22.79	Michaels, TJ Maxx, Trader Joe's
Northgate Marketplace	Medford	OR		2011	2011	—	81	96.3%	25.26	Trader Joe's, REI, PETCO
Northgate Marketplace Ph II	Medford	OR		2015	2015	—	177	96.4%	18.12	Dick's Sporting Goods, Homegoods, Marshalls
Greenway Town Center	Portland-Vancouver-Hillsboro	OR	40%	2005	2014	—	93	97.5%	17.00	Dollar Tree, Rite Aid, Whole Foods
Murrayhill Marketplace	Portland-Vancouver-Hillsboro	OR		1999	2016	—	150	90.4%	22.03	Safeway, Planet Fitness
Sherwood Crossroads	Portland-Vancouver-Hillsboro	OR		1999	1999	—	88	91.9%	12.40	Safeway
Tanasbourne Market(6)	Portland-Vancouver-Hillsboro	OR		2006	2006	—	71	100.0%	33.11	Whole Foods
Walker Center	Portland-Vancouver-Hillsboro	OR		1999	1987	—	89	95.7%	28.64	REI
Allen Street Shopping Ctr	Allentown-Bethlehem-Easton	PA	40%	2005	1958	—	46	100.0%	19.71	Grocery Outlet Bargain Market
Lower Nazareth Commons	Allentown-Bethlehem-Easton	PA		2007	2012	—	101	100.0%	28.73	Burlington Coat Factory, PETCO, (Wegmans), (Target)
Stefko Boulevard Shopping Center	Allentown-Bethlehem-Easton	PA	40%	2005	1976	—	134	97.9%	11.44	Valley Farm Market, Dollar Tree, Muscle Inc. Gym
Hershey(6)	Harrisburg-Carlisle	PA		2000	2000	—	6	100.0%	30.00	-
Baederwood Shopping Center	Philadelphia-Camden-Wilmington	PA	80%	2023	1999	24,365	117	97.4%	28.52	Whole Foods, Planet Fitness
City Avenue Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1960	—	157	96.1%	21.97	Ross Dress for Less, TJ Maxx, Dollar Tree
Gateway Shopping Center	Philadelphia-Camden-Wilmington	PA		2004	2016	—	224	96.0%	36.71	Trader Joe's, Staples, TJ Maxx, Jo-Ann Fabrics
Mercer Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1988	—	91	100.0%	23.43	Weis Markets
Newtown Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	2020	20,000	142	96.5%	20.87	Acme Markets, Michael's
Warwick Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1999	—	93	95.6%	17.47	Grocery Outlet Bargain Market, Planet Fitness
East Greenwich Square	Boston-Cambridge-Newton	RI	70%	2024	1990	26,000	159	97.0%	20.00	Dave's Fresh Marketplace, Les Isle Rose
Indigo Square	Charleston-North Charleston	SC		2017	2017	—	51	100.0%	32.01	Greenwise (Vac 8/29/20)
Merchants Village	Charleston-North Charleston	SC	40%	1997	1997	9,000	80	100.0%	19.16	Publix
Harpeth Village Fieldstone	Nashvil-Davdsn-Murfree-Frankln	TN		1997	1998	—	70	100.0%	17.43	Publix
Northlake Village	Nashvil-Davdsn-Murfree-Frankln	TN		2000	2013	—	135	100.0%	16.14	Kroger
Peartree Village	Nashvil-Davdsn-Murfree-Frankln	TN		1997	1997	—	110	100.0%	20.52	Kroger, PETCO
Hancock	Austin-Round Rock-Georgetown	TX		1999	1998	—	263	99.2%	20.53	24 Hour Fitness, Firestone Complete Auto Care, H.E.B, PETCO, Twin Liquors
Market at Round Rock	Austin-Round Rock-Georgetown	TX		1999	1987	—	123	85.6%	21.63	Sprout's Markets, Office Depot
North Hills	Austin-Round Rock-Georgetown	TX		1999	1995	—	164	98.8%	23.70	H.E.B.
Shops at Mira Vista	Austin-Round Rock-Georgetown	TX		2014	2002	151	68	100.0%	27.16	Trader Joe's, Champions Westlake Gymnastics & Cheer
Tech Ridge Center	Austin-Round Rock-Georgetown	TX		2011	2020	—	243	98.3%	21.47	H.E.B., Pinstack, Baylor Scott & White
University Commons - Austin	Austin-Round Rock-Georgetown	TX	20%	2024	2024	—	218	93.8%	21.03	HEB
Bethany Park Place	Dallas-Fort Worth-Arlington	TX		1998	1998	10,200	99	98.6%	12.07	Kroger
CityLine Market	Dallas-Fort Worth-Arlington	TX		2014	2014	—	81	100.0%	30.87	Whole Foods
CityLine Market Phase II	Dallas-Fort Worth-Arlington	TX		2015	2015	—	22	100.0%	28.99	CVS
Hillcrest Village	Dallas-Fort Worth-Arlington	TX		1999	1991	—	15	100.0%	51.47	-
Keller Town Center	Dallas-Fort Worth-Arlington	TX		1999	2014	—	120	95.9%	17.00	Tom Thumb
Lebanon/Legacy Center	Dallas-Fort Worth-Arlington	TX		2000	2002	—	56	97.0%	31.71	(WalMart)
Market at Preston Forest	Dallas-Fort Worth-Arlington	TX		1999	1990	—	96	100.0%	23.28	Tom Thumb
Mockingbird Commons	Dallas-Fort Worth-Arlington	TX		1999	1987	—	120	100.0%	22.21	Tom Thumb, Ogle School of Hair Design

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Preston Oaks(6)	Dallas-Fort Worth-Arlington	TX		2013	2022	—	103	96.2%	41.60	Central Market, Talbots
Prestonbrook	Dallas-Fort Worth-Arlington	TX		1998	1998	—	92	98.9%	15.73	Kroger
Shiloh Springs	Dallas-Fort Worth-Arlington	TX		1998	1998	—	110	100.0%	15.84	Kroger
Alden Bridge	Houston-Woodlands-Sugar Land	TX		2002	1998	26,000	139	97.4%	21.80	Kroger, Walgreens
Baybrook East(7)	Houston-Woodlands-Sugar Land	TX	50%	2020	2021	11,778	155	91.3%	12.73	H.E.B
Cochran's Crossing	Houston-Woodlands-Sugar Land	TX		2002	1994	—	138	93.7%	21.16	Kroger
Indian Springs Center	Houston-Woodlands-Sugar Land	TX		2002	2003	—	140	100.0%	26.92	H.E.B.
Jordan Ranch(7)	Houston-Woodlands-Sugar Land	TX	50%	2024	2024	—	162	83.2%	14.81	HEB
Market at Springwoods Village	Houston-Woodlands-Sugar Land	TX	53%	2016	2018	3,750	167	98.9%	18.44	Kroger
Panther Creek	Houston-Woodlands-Sugar Land	TX		2002	1994	—	166	99.0%	25.47	CVS, The Woodlands Childrens Museum, Fitness Project
Sienna Grande Shops (fka Sienna)(7)	Houston-Woodlands-Sugar Land	TX	75%	2023	2023	—	30	58.6%	35.60	-
Southpark at Cinco Ranch	Houston-Woodlands-Sugar Land	TX		2012	2017	—	265	100.0%	14.85	Kroger, Academy Sports, PETCO, Spec's Liquor and Finer Foods
Sterling Ridge	Houston-Woodlands-Sugar Land	TX		2002	2000	—	129	100.0%	22.98	Kroger, CVS
Sweetwater Plaza	Houston-Woodlands-Sugar Land	TX	20%	2001	2000	20,000	135	93.7%	18.81	Kroger, Walgreens
The Village at Riverstone	Houston-Woodlands-Sugar Land	TX		2016	2016	—	165	95.0%	17.44	Kroger
Weslayan Plaza East	Houston-Woodlands-Sugar Land	TX	40%	2005	1969	—	169	100.0%	22.37	Berings, Ross Dress for Less, Michaels, The Next Level Fitness, Spec's Liquor, Trek Bicycle
Weslayan Plaza West	Houston-Woodlands-Sugar Land	TX	40%	2005	1969	—	186	98.1%	22.38	Randalls Food, Walgreens, PETCO, Homegoods, Barnes & Noble
Westwood Village	Houston-Woodlands-Sugar Land	TX		2006	2006	—	242	97.5%	19.60	Fitness Project, PetSmart, Office Max, Ross Dress For Less, TJ Maxx, Kelsey Seybold,(Target)
Woodway Collection	Houston-Woodlands-Sugar Land	TX	40%	2005	2012	25,900	97	94.2%	32.52	Whole Foods
Carytown Exchange	Richmond	VA	69%	2018	2022	—	116	100.0%	29.09	Publix, CVS
Hanover Village Shopping Center	Richmond	VA	40%	2005	1971	—	90	100.0%	10.35	Aldi, Tractor Supply Company, Harbor Freight Tools, Dollar Tree
Village Shopping Center	Richmond	VA	40%	2005	1948	24,250	116	83.8%	26.94	Publix, CVS
Ashburn Farm Village Center	Washington-Arlington-Alexandri	VA	40%	2005	1996	—	92	100.0%	18.24	Patel Brothers, The Shop Gym
Belmont Chase	Washington-Arlington-Alexandri	VA		2014	2014	—	91	100.0%	35.19	Cooper's Hawk Winery, Whole Foods
Centre Ridge Marketplace	Washington-Arlington-Alexandri	VA	40%	2005	1996	11,640	107	96.2%	20.21	United States Coast Guard Ex, Planet Fitness
Festival at Manchester Lakes	Washington-Arlington-Alexandri	VA	40%	2005	2021	—	169	96.2%	31.39	Amazon Fresh, Homesense, Hyper Kidz
Fox Mill Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	2013	22,500	103	97.6%	27.74	Giant
Greenbriar Town Center	Washington-Arlington-Alexandri	VA	40%	2005	1972	76,200	340	97.2%	29.79	Big Blue Swim School, Bob's Discount Furniture, CVS, Giant, Marshalls, Planet Fitness, Ross Dress for Less, Total Wine and More
Kamp Washington Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	1960	—	71	100.0%	35.50	PGA Tour Superstore
Kings Park Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	2015	21,800	96	100.0%	34.87	Giant, CVS
Lorton Station Marketplace	Washington-Arlington-Alexandri	VA	20%	2006	2005	7,300	136	91.4%	26.76	Amazon Fresh, Planet Fitness, Five Below, LLC
Point 50	Washington-Arlington-Alexandri	VA		2007	2021	—	48	100.0%	33.27	Amazon Fresh
Saratoga Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	1977	22,800	113	95.1%	22.48	Giant
Shops at County Center	Washington-Arlington-Alexandri	VA		2005	2005	—	101	100.0%	21.74	Harris Teeter, Planet Fitness

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
The Crossing Clarendon	Washington-Arlington-Alexandri	VA		2016	2023	—	420	96.2%	39.71	Whole Foods, Crate & Barrel, The Container Store, Barnes & Noble, Pottery Barn, Ethan Allen, The Cheesecake Factory, LifeTime, Corobus Sports, Three Notch'd Brewing Company
The Field at Commonwealth	Washington-Arlington-Alexandri	VA		2017	2018	—	167	100.0%	23.89	Wegmans
Village Center at Dulles	Washington-Arlington-Alexandri	VA	20%	2002	1991	46,000	307	85.5%	30.62	Giant, CVS, Advance Auto Parts, Chuck E. Cheese, HomeGoods, Goodwill, Furniture Max
Willston Centre I	Washington-Arlington-Alexandri	VA	40%	2005	1952	—	105	86.5%	30.38	Fashion K City
Willston Centre II	Washington-Arlington-Alexandri	VA	40%	2005	2010	32,000	136	100.0%	28.50	Safeway, (Target), (PetSmart)
6401 Roosevelt	Seattle-Tacoma-Bellevue	WA		2019	1929	—	8	100.0%	27.92	-
Aurora Marketplace	Seattle-Tacoma-Bellevue	WA	40%	2005	1991	13,400	107	100.0%	19.13	Safeway, TJ Maxx
Ballard Blocks I	Seattle-Tacoma-Bellevue	WA	50%	2018	2007	—	132	98.4%	27.71	LA Fitness, Ross Dress for Less, Trader Joe's
Ballard Blocks II	Seattle-Tacoma-Bellevue	WA	50%	2018	2018	—	117	99.0%	35.03	Bright Horizons, Kaiser Permanente, PCC Community Markets, Prokarma, Trufusion, West Marine
Broadway Market	Seattle-Tacoma-Bellevue	WA	20%	2014	1988	21,500	140	94.3%	29.42	Gold's Gym, Mosaic Salon Group, Quality Food Centers
Cascade Plaza	Seattle-Tacoma-Bellevue	WA	20%	1999	1999	—	206	86.9%	13.24	Big 5 Sporting Goods, Dollar Tree, Jo-Ann Fabrics, Planet Fitness, Ross Dress For Less, Safeway, Aaron's
Eastgate Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	2018/2021	22,000	85	100.0%	32.47	Safeway, Rite Aid
Grand Ridge Plaza	Seattle-Tacoma-Bellevue	WA		2012	2018	—	331	99.5%	27.53	Bevmo!, Dick's Sporting Goods, Marshalls, Regal Cinemas,Safeway, Ulta
Inglewood Plaza	Seattle-Tacoma-Bellevue	WA		1999	1985	—	17	100.0%	48.11	-
Island Village	Seattle-Tacoma-Bellevue	WA		2023	2013	—	106	98.7%	16.47	Safeway, Rite Aid
Klahanie Shopping Center	Seattle-Tacoma-Bellevue	WA		2016	1998	—	67	89.6%	39.15	(QFC)
Melrose Market	Seattle-Tacoma-Bellevue	WA		2019	2009	—	21	92.7%	37.57	-
Overlake Fashion Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	2020	—	87	100.0%	30.71	Marshalls, Bevmo!, Amazon Go Grocery
Pine Lake Village	Seattle-Tacoma-Bellevue	WA		1999	1989	—	103	98.6%	27.82	Quality Food Centers, Rite Aid
Roosevelt Square	Seattle-Tacoma-Bellevue	WA		2017	2017	—	150	84.7%	28.96	Whole Foods, Guitar Center, LA Fitness
Sammamish-Highlands	Seattle-Tacoma-Bellevue	WA		1999	2013	—	101	100.0%	39.83	Trader Joe's, Bartell Drugs, (Safeway)
Southcenter	Seattle-Tacoma-Bellevue	WA		1999	1990	—	57	100.0%	36.04	(Target)
Regency Centers Total						$2,186,955	57,315	96.3%	$25.16

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
(5)
Retailers in parenthesis are "shadow anchors" at our shopping centers (as described in Item 1A, "Risk Factors"). We have no ownership or leasehold interest in their space, which is adjacent to our property or on a parcel owned by the shadow anchor that appears to be part of our center.
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

See Note 17 - Commitments and Contingencies in the Notes for discussion regarding material legal proceeds and contingencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol "REG."

As of February 07, 2025, there were 140,467 holders of our common stock.

We intend to pay regular quarterly distributions to Regency Centers Corporation's common shareholders. Future distributions will be declared and paid at the discretion of our Board of Directors and will depend upon cash generated by our operating results, our financial condition, cash flows, capital requirements, future business prospects, annual dividend requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Directors deems relevant. In order to maintain Regency Centers Corporation's qualification as a REIT for federal income tax purposes, we are generally required to make annual distributions equal to at least 90% of our real estate investment trust taxable income for the taxable year, excluding any net capital gains. Under certain circumstances we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. We have a dividend reinvestment plan under which our shareholders may elect to reinvest their dividends automatically in common stock. Under the plan, we may elect to purchase common stock in the open market on behalf of shareholders or may issue new common stock to such shareholders.

Under the terms of our Line, in the event of any monetary default, we may not make distributions to shareholders except to the extent necessary to maintain our REIT status.

There were no unregistered sales of equity securities during the quarter ended December 31, 2024.

The following table represents information with respect to purchases by Regency of its common stock by month during the three month period ended December 31, 2024:

Period	Total number of shares purchased (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Average price paid per share	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2024, through October 31, 2024	—	—	$—	$250,000,000
November 1, 2024, through November 30, 2024	145,257	—	$73.77	$250,000,000
December 1, 2024, through December 31, 2024	—	—	$—	$250,000,000

(1)
Represents shares purchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.
(2)
On July 31, 2024, we announced that our Board has authorized a common stock repurchase program under which we may purchase up to a maximum of $250 million of our outstanding common stock through open market purchases, and/or in privately negotiated transactions. The timing and price of stock repurchases will be dependent upon market conditions and other factors. Any stock repurchased, if not retired, will be treated as treasury stock. This program will expire on June 30, 2026, unless modified, extended or earlier terminated by the Board in its discretion.

The performance graph furnished below shows Regency's cumulative total shareholder return relative to the S&P 500 Index, the FTSE Nareit Equity REIT Index, and the FTSE Nareit Equity Shopping Centers index since December 31, 2019. The following performance graph and table do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act of 1933, as amended (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act").

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Regency Centers Corporation	$100.00	76.09	130.41	112.72	125.99	144.73
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
FTSE NAREIT Equity REITs	100.00	92.00	131.78	99.67	113.35	123.25
FTSE NAREIT Equity Shopping Centers	100.00	72.36	119.43	104.46	117.03	136.97

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executing on our Strategy

During the year ended December 31, 2024, we had Net income attributable to common shareholders of $386.7 million as compared to $359.5 million during the year ended December 31, 2023 with the increase primarily related to the 2023 acquisition of UBP.

During the year ended December 31, 2024:

•
Our Pro-rata same property NOI, excluding termination fees, grew 3.1%, primarily attributable to improvements in base rent from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on new and renewal leases.
•
We executed 2,032 new and renewal leasing transactions representing 9.9 million Pro-rata SF with positive rent spreads of 9.5% during 2024, compared to 1,839 such transactions representing 6.9 million Pro-rata SF with positive rent spreads of 10.0% in 2023. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At December 31, 2024, our total property portfolio was 96.3% leased while our same property portfolio was 96.7% leased, compared to 95.1% and 95.7%, respectively, at December 31, 2023.

We continued our development and redevelopment of high quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects totaled $497.3 million compared to $468.1 million at December 31, 2023.
•
Development and redevelopment projects completed during 2024 represented $236.6 million of estimated net project costs, with an average stabilized yield of 8.0%. A stabilized yield for development and redevelopment projects represents the incremental NOI (estimated stabilized NOI less NOI prior to project commencement) divided by the total project costs.

We engaged in successful capital markets transactions and related activity that enabled us to maintain liquidity and the financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
We received a credit rating upgrade to A3 with a stable outlook from Moody's Investors Service, and S&P Global upgraded our outlook to 'Positive' and affirmed the Company's BBB+ credit rating.
•
On January 8, 2024, we priced a public offering of $400 million of senior unsecured notes due in 2034, with a coupon of 5.25% . We used a portion of the net proceeds to reduce the outstanding balance on the Line and invested the remaining net proceeds in certificates of deposit and short-term U.S. Treasury mutual funds until required for general corporate purposes including the repayment of outstanding debt, as further described below. All such investments matured within the year.
•
On June 17, 2024, we repaid $250 million of maturing senior unsecured notes.
•
On August 12, 2024, we priced a public offering of $325 million of senior unsecured notes due in 2035, with a coupon of 5.1%. We used the net proceeds from this offering to reduce the outstanding balance on the Line.
•
We have $101.6 million of secured loans maturing during the next 12 months, including Regency's pro-rata share of maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay-off as they mature.
•
At December 31, 2024, we had $1.4 billion available on the Line, which expires on March 23, 2028 unless we exercise the available options to extend the maturity for two additional six-month periods, in which case the term will be extended in accordance with any such option exercise.
•
During November and December 2024, we entered into forward sale agreements with respect to 1,339,377 shares that were purchased in several tranches at a weighted average offering price of $74.66 per share before any underwriting discount and offering expenses. These shares are pledged under forward sale agreements and must be settled within one year of their trade dates, which vary by agreement and are expected to result in net proceeds of approximately $100 million. Proceeds from the issuance of shares are expected to be used to fund acquisitions of operating properties, to fund developments and redevelopments, and for general corporate purposes. No shares have been settled through December 31, 2024.

Leasing Activity and Significant Tenants

We believe our high-quality, neighborhood and community shopping centers located in suburban trade areas with compelling demographics create attractive spaces for retail and service providers to operate their businesses.

Pro-rata Percent Leased

The following table summarizes Pro-rata percent leased of our combined consolidated and unconsolidated shopping center portfolio:

	December 31, 2024	December 31, 2023
Percent Leased – All properties	96.3%	95.1%
Anchor Space (spaces ≥ 10,000 SF)	98.4%	96.7%
Shop Space (spaces < 10,000 SF)	93.0%	92.4%

Our percent leased increased primarily due to favorable leasing activity in both our Anchor and Shop Space categories during 2024.

Pro-rata Leasing Activity

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our real estate partnerships (totals as a weighted-average PSF):

	Year Ended December 31, 2024
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	39	952	$20.06	$61.64	$6.77
Renewal	153	4,778	18.48	0.72	0.09
Total Anchor Space Leases	192	5,730	$18.76	$11.74	$1.30
Shop Space Leases
New	598	1,415	$39.91	$44.11	$14.58
Renewal	1,242	2,714	38.39	2.52	0.65
Total Shop Space Leases	1,840	4,129	$38.92	$16.98	$5.49
Total Leases	2,032	9,859	$27.19	$13.93	$3.05

	Year Ended December 31, 2023
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	41	859	$20.37	$45.96	$5.38
Renewal	110	2,916	18.06	0.39	0.10
Total Anchor Space Leases	151	3,775	$18.58	$10.77	$1.30
Shop Space Leases
New	583	1,179	$38.25	$41.71	$13.28
Renewal	1,105	1,952	37.55	1.73	0.73
Total Shop Space Leases	1,688	3,131	$37.82	$16.79	$5.45
Total Leases	1,839	6,906	$27.30	$13.50	$3.19

The weighted-average base rent PSF on signed Shop Space leases during 2024 was $38.92 PSF, which is higher than the weighted average annual base rent PSF of all Shop Space leases due to expire during the next 12 months of $35.98 PSF. New and renewal rent spreads, compared to prior rents on these same spaces leased, were positive at 9.5% for the 12 months ended December 31, 2024, compared to 10.0% for the 12 months ended December 31, 2023.

Diversification and Concentration of Tenant Risk

We seek to reduce our risk by limiting concentration. For example, we utilize geographic diversification, as described in "Item 2. Properties" of this Report, and also seek to avoid dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	December 31, 2024
Anchor	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annual Base Rent (1)
Publix	67	6.0%	2.9%
Albertsons Companies, Inc. (2)	52	4.3%	2.8%
TJX Companies, Inc.	74	3.6%	2.7%
Amazon/Whole Foods	39	2.7%	2.6%
Kroger Co. (2)	52	6.0%	2.6%
(1)
Includes Regency's Pro-rata share of unconsolidated properties and excludes those owned by anchors.
(2)
In October 2022, Kroger Co. and Albertsons Companies, Inc. announced a proposed merger, and in September 2023, an agreement for a separate transaction was announced to divest certain assets of each company to a third party, C&S Wholesale Grocers. The proposed merger was terminated in the fourth quarter of 2024 after adverse court rulings that enjoined the transaction primarily due to antitrust issues.

Bankruptcies and Credit Concerns

Our management team devotes significant time to researching and monitoring consumer preferences and trends, customer shopping behaviors, changes in delivery methods, shifts to e-commerce, and changing demographics in order to anticipate the challenges and opportunities impacting our industry. We seek to mitigate potentially adverse impacts through maintaining a high quality portfolio, diversifying our geographic and tenant mix, replacing less successful tenants with stronger operators, anchoring our centers with market leading grocery stores that drive customer traffic, and investing in suburban trade areas with compelling demographic populations benefiting from high levels of disposal income. The potential for a recession and the severity and duration of any economic downturn could negatively impact our existing tenants and their ability to continue to meet their lease obligations.

Although base rent is derived from long-term lease contracts, tenants that file for bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, in a tenant bankruptcy situation it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and significant downtime to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases, we could experience a significant reduction in our revenues. As of December 31, 2024, the tenants who are currently in bankruptcy and which continue to occupy space in our shopping centers represent an aggregate of 0.7% of our Pro-rata annual base rent with no single tenant exceeding 0.5% of Pro-rata annual base rent.

For a discussion and analysis of the year ended December 31, 2023, compared to the same period in 2022, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024.

Results of Operations

The results of operations for the year ended December 31, 2024, include a full year of results from our acquisition of UBP on August 18, 2023 as compared to a partial year in 2023.

Comparison of the years ended December 31, 2024 and 2023:

The changes in revenues are summarized in the following table:

(in thousands)	2024	2023	Change
Lease income
Base rent	$986,916	897,451	89,465
Recoveries from tenants	345,145	311,775	33,370
Percentage rent	13,777	12,963	814
Uncollectible lease income	(3,324)	(549)	(2,775)
Other lease income	23,722	20,685	3,037
Straight-line rent	20,300	10,788	9,512
Above/below market rent amortization, net	24,843	30,826	(5,983)
Total lease income	$1,411,379	1,283,939	127,440
Other property income	14,651	11,573	3,078
Management, transaction, and other fees	27,874	26,954	920
Total revenues	$1,453,904	1,322,466	131,438

Lease income increased by $127.4 million primarily due to the following:

•
$89.5 million increase in Base rent, mainly driven by the following:
o
$63.0 million increase resulting from the acquisition of UBP;
o
$22.5 million increase resulting from same properties, including:
▪
$15.1 million increase due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases; and
▪
$7.4 million increase due to redevelopment projects that commenced operations in 2024.
o
$6.5 million increase from acquisitions of other operating properties in 2024 and 2023;
o
$1.9 million increase from rent commencements at completed development properties; partially offset by
o
$4.4 million decrease due to dispositions of operating properties.
•
$33.4 million increase in contractual Recoveries from tenants which represents their proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, mainly from the following:
o
$23.5 million increase from the acquisition of UBP;
o
$8.6 million increase from same properties primarily due to higher operating costs in the current year coupled with higher expense recovery rates;
o
$2.3 million increase driven by the acquisition of other operating properties in 2023 and 2024 and rent commencements at development properties; partially offset by
o
$1.0 million decrease from dispositions of operating properties.
•
$2.8 million change in Uncollectible lease income primarily driven by elevated collections in 2023 of previously reserved amounts, which reduced our adjustment in the comparative period.
•
$3.0 million increase in Other lease income primarily due to:
o
$5.1 million increase driven by acquisition of UBP; partially offset by
o
$2.1 million decrease mainly due to lease termination fee income recognized in the comparative period.
•
$9.5 million increase in Straight-line rent mainly due to:
o
$4.3 million due to timing and degree of contractual rent steps and new lease commencements within same properties;
o
$3.4 million increase from the acquisition of UBP, and
o
$1.8 million increase from lease commencements at development properties and acquisitions of other operating properties.

•
$6.0 million decrease in Above and below market rent, net primarily due to:
o
$8.9 million decrease from same properties mainly driven by accelerated below market rent amortization from an early tenant move-out in 2023; partially offset by
o
$2.9 million increase from the acquisition of UBP and other operating properties.

Other property income increased by $3.1 million primarily due to business interruption insurance proceeds received in 2024.

There were no significant changes in Management, transaction, and other fees.

Changes in our operating expenses are summarized in the following table:

(in thousands)	2024	2023	Change
Depreciation and amortization	$394,714	352,282	42,432
Property operating expense	248,637	229,209	19,428
Real estate taxes	184,415	165,560	18,855
General and administrative	101,465	97,806	3,659
Other operating expenses	10,867	9,459	1,408
Total operating expenses	$940,098	854,316	85,782

Depreciation and amortization increased by $42.4 million, mainly due to the following:

•
$33.4 million increase from the acquisition of UBP;
•
$6.4 million increase from acquisitions of other operating properties and development properties becoming available for occupancy;
•
$3.2 million increase from same properties mainly driven by the timing of capital expenditures being placed in service within our redevelopment projects and accelerated amortization of certain early tenant move-outs; partially offset by
•
$1.1 million decrease from dispositions of operating properties.

Property operating expense increased by $19.4 million, mainly due to the following:

•
$18.1 million increase from the acquisition of UBP; and
•
$1.3 million increase from same properties primarily attributable to higher recoverable common area maintenance and other tenant-related costs.

Real estate taxes increased by $18.9 million, mainly due to the following:

•
$14.9 million increase from acquisition of UBP; and
•
$3.5 million net increase from same properties primarily due to increases in real estate tax assessments across the portfolio.
•
$1.2 million increase from the acquisitions of other operating properties and development properties; offset by
•
$0.7 million decrease from dispositions of operating properties.

General and administrative costs increased by $3.7 million, mainly due to the following:

•
$6.9 million increase in compensation costs primarily driven by salary increases and performance-based incentive compensation;
•
$1.6 million increase primarily attributable to higher costs in technology related spending and professional fees;
•
$0.5 million increase due to changes in the value of participant obligations within the deferred compensation plan, which were attributable to increases in the market values of those investments recognized in Net investment income; partially offset by
•
$5.3 million change in overhead capitalization due to the number, timing and status of our development and redevelopment projects.

Other operating expenses increased by $1.4 million, mainly due to the acquisition of UBP.

Changes in Other expense, net are summarized in the following table:

(in thousands)	2024	2023	Change
Interest expense, net
Interest on notes payable	$187,084	154,647	32,437
Interest on unsecured credit facilities	8,566	6,824	1,742
Capitalized interest	(6,627)	(5,695)	(932)
Hedge expense	728	438	290
Interest income	(9,632)	(1,965)	(7,667)
Interest expense, net	180,119	154,249	25,870
Provision for impairment of real estate	14,304	—	14,304
Gain on sale of real estate, net of tax	(34,162)	(661)	(33,501)
Loss (gain) on early extinguishment of debt	180	(99)	279
Net investment income	(6,181)	(5,665)	(516)
Total other expense, net	$154,260	147,824	6,436

Interest expense, net increased by $25.9 million primarily due to the following:

•
$32.4 million increase in Interest on notes payable is primarily due to:
o
$21.8 million increase due to a higher weighted average outstanding balance, coupled with incrementally higher weighted average contractual interest rates, and
o
$10.6 million increase related to the loans assumed with the UBP acquisition;
•
$1.7 million increase in Interest on unsecured credit facilities is primarily due to a higher weighted average outstanding balance under our Line coupled with incrementally higher weighted average contractual interest rates; partially offset by
•
$7.7 million increase in interest income primarily due to maintaining higher levels of excess cash in short term investments.

Provision for impairment of real estate of $14.3 million was recognized in 2024 related to the sale of one operating property and the change in expected hold period of another operating property.

During 2024, we recognized gains on sale of $34.2 million mainly from the sale of five operating properties and recognition of two sales type leases. During 2023, we recognized gains on sale of we recognized gains on sale of $0.7 million from three land parcels.

There were no significant changes in Loss (gain) on early extinguishments of debt, Net investment income and Equity in income of investments in real estate partnerships.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

(in thousands)	2024	2023	Change
Net income	$409,840	370,867	38,973
Income attributable to noncontrolling interests	(9,452)	(6,310)	(3,142)
Net income attributable to the Company	400,388	364,557	35,831
Preferred stock dividends	(13,650)	(5,057)	(8,593)
Net income attributable to common shareholders	$386,738	359,500	27,238
Net income attributable to exchangeable operating partnership units ("EOP")	2,338	2,008	330
Net income attributable to common unit holders	$389,076	361,508	27,568

The $3.1 million increase in Income attributable to noncontrolling interests is mainly due to the acquisition of UBP.

The $8.6 million increase in Preferred stock dividends is related to the preferred stock issued in connection with the UBP acquisition. The current period includes a full year of dividends as compared to a partial year in 2023, as the UBP acquisition was completed on August 18, 2023.

Supplemental Earnings Information on Non-GAAP Measures

We use certain non-GAAP measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of the operating results. We believe these non-GAAP measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated real estate partnerships, when read in conjunction with our reported results under GAAP. We believe presenting our Pro-rata share of operating results, along with other non-GAAP measures, may assist in comparing our operating results to other REITs. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP measures to determine how best to provide relevant information to the public, and thus such reported non-GAAP measures could change. See "Non-GAAP Measures" in "Item 1. Business" for additional information regarding the definition of and other information regarding the non-GAAP measures we present in this Report.

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

Pro-rata Same Property NOI:

Pro-rata same property NOI, excluding termination fees/expenses, increased $27.8 million from the following major components:

(Pro-rata in thousands)	2024	2023	Change
Base rent	$976,833	950,572	26,261
Recoveries from tenants	339,865	330,909	8,956
Percentage rent	14,515	14,484	31
Termination fees	4,879	7,870	(2,991)
Uncollectible lease income	(3,912)	(242)	(3,670)
Other lease income	13,557	12,488	1,069
Other property income	10,749	9,245	1,504
Total real estate revenue	1,356,486	1,325,326	31,160
Operating and maintenance	226,489	224,837	1,652
Termination expense	5	—	5
Real estate taxes	175,975	171,737	4,238
Ground rent	14,169	13,710	459
Total real estate operating expenses	416,638	410,284	6,354
Pro-rata same property NOI	$939,848	915,042	24,806
Less: Termination fees	4,874	7,870	(2,996)
Pro-rata same property NOI, excluding termination fees	$934,974	907,172	27,802
Pro-rata same property NOI growth, excluding termination fees			3.1%

Total real estate revenue increased by $31.2 million, on a net basis, as follows:

•
Base rent increased by $26.3 million due to rent steps in existing leases, positive rental spreads on new and renewal leases, and increases in occupancy, as well as redevelopment projects completing and operating.
•
Recoveries from tenants increased by $9.0 million due to increases in recoverable expenses, expense recovery rates and increased occupancy.
•
Termination fees decreased by $3.0 million due to higher termination fees recognized in 2023 due to early tenant move outs.
•
Uncollectible lease income adjustment decreased by $3.7 million primarily driven by favorable collections in 2023 of previously reserved amounts, reducing our adjustment in the comparable period.
•
Other lease income increased by $1.1 million primarily due to sustainability income and other fees.

•
Other property income increased by $1.5 million primarily due to business interruption insurance proceeds received in 2024.

Total real estate operating expenses increased by $6.4 million, on a net basis, as follows:

•
Operating and maintenance increased by $1.7 million primary due to increases in common area maintenance and other tenant-recoverable costs.
•
Real estate taxes increased by $4.2 million primary due to an increase in real estate assessments across the portfolio.

Reconciliation of Pro-rata Same Property NOI to Net Income Attributable to Common Shareholders:

Our reconciliation of Net income attributable to common shareholders to Same Property NOI, on a Pro-rata basis, is as follows:

(in thousands)	2024	2023
Net income attributable to common shareholders	$386,738	359,500
Less:
Management, transaction, and other fees	27,874	26,954
Other (1)	49,944	46,084
Plus:
Depreciation and amortization	394,714	352,282
General and administrative	101,465	97,806
Other operating expense	10,867	9,459
Other expense, net	154,260	147,824
Equity in income of investments in real estate excluded from NOI (2)	54,040	46,088
Net income attributable to noncontrolling interests	9,452	6,310
Preferred stock dividends and issuance costs	13,650	5,057
NOI	1,047,368	951,288
Less non-same property NOI	(107,520)	(36,246)
Same property NOI	$939,848	915,042
(1)
Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interests.
(2)
Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.

Same Property Roll-forward:

Our same property pool includes the following property count, Pro-rata GLA, and changes therein:

	2024		2023
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	394	42,135	389	41,383
Acquired properties owned for entirety of comparable periods	4	441	5	771
Developments that reached completion by beginning of earliest comparable period presented	3	278	—	—
Disposed properties	(4)	(415)	(1)	(27)
SF adjustments (1)	—	71	—	8
Change in intended property use	—	—	1	—
Ending same property count	397	42,510	394	42,135
(1)
SF adjustments arising from re-measurements or redevelopments.

Nareit FFO, Core Operating Earnings and AFFO:

Our reconciliation of net income attributable to common shareholders to Nareit FFO, to Core Operating Earnings, and to AFFO is as follows:

(in thousands, except share information)	2024	2023
Reconciliation of Net income attributable to common shareholders to Nareit FFO
Net income attributable to common shareholders	$386,738	359,500
Adjustments to reconcile to Nareit FFO:(1)
Depreciation and amortization (excluding FF&E)	422,581	378,400
Gain on sale of real estate, net of tax	(35,069)	(3,822)
Provision for impairment of real estate	14,304	—
EOP units	2,338	2,008
Nareit FFO attributable to common stock and unit holders	$790,892	736,086
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit Funds From Operations	$790,892	736,086
Adjustments to reconcile to Core Operating Earnings:(1)
Not Comparable Items
Merger transition costs	7,718	4,620
Loss (gain) on early extinguishment of debt	180	(99)
Certain Non Cash Items
Straight-line rent	(22,980)	(11,060)
Uncollectible straight-line rent	2,446	(1,174)
Above/below market rent amortization, net	(23,431)	(29,869)
Debt and derivative mark-to-market amortization	5,837	2,352
Core Operating Earnings	$760,662	700,856
Reconciliation of Core Operating Earnings to AFFO:
Core Operating Earnings	$760,662	700,856
Adjustments to reconcile to AFFO:(1)
Operating capital expenditures	(138,229)	(112,694)
Debt cost and derivative adjustments	8,391	6,739
Stock-based compensation	18,549	17,277
AFFO	$649,373	612,178
(1)
Includes Regency's consolidated entities and its Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interests.

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

We continually assess our available liquidity and our expected cash requirements, including monitoring our tenant rent collections. We have access to and draw on multiple financing sources to fund our operations and our long-term capital needs, including the requirements of our in process and planned developments, redevelopments, other capital expenditures, and the repayment of debt. We expect to meet these needs for the next 12 months and beyond by using a combination of the following: cash flow from operations after funding our common stock and preferred stock dividends, borrowings from our Line, proceeds from the sale of real estate, mortgage loan and unsecured bank financing, distributions received from our real estate partnerships, and when the capital markets are favorable, proceeds from the sale of equity securities or the issuance of new unsecured debt. We continually evaluate alternative financing options, and we believe we can obtain new financing on reasonable terms, although likely at higher interest rates than that of our debt currently outstanding, due to the current interest rate environment.

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

We redeemed $250 million of senior unsecured notes that matured in June 2024, and our next maturity of senior unsecured notes occurs in November 2025. We have $101.6 million of secured loan maturities during the next 12 months, including Regency's pro-rata share of maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay-off as they mature. Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next year, although, in the longer term, we can provide no assurances.

In addition to our $56.3 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	December 31, 2024
ATM program (see note 12 to our Consolidated Financial Statements)
Original offering amount	$500,000
Available capacity (1)	$400,000
Line of Credit (see note 9 to our Consolidated Financial Statements)
Total commitment amount	$1,500,000
Available capacity (2)	$1,424,940
Maturity(3)	March 23, 2028
(1)
During November and December 2024, we entered into forward sale agreements with respect to 1,339,377 shares that were purchased in several tranches at a weighted average offering price of $74.66 per share before any underwriting discount and offering expenses. These shares are pledged under forward sale agreements and must be settled within one year of their trade dates, which vary by agreement and are expected to result in net proceeds of approximately $100 million. After giving effect to this forward equity offering as of December 31, 2024, $400 million of common stock remains available for issuance under the ATM program authorized by the Company's Board of Directors, which is subject to change in the discretion of the Board.
(2)
Net of letters of credit issued against our Line.
(3)
The Company has the option under its Line to extend the maturity for two additional six-month periods, subject to the terms of the Line.

The declaration of dividends is determined quarterly by our Board of Directors. On February 4, 2025, our Board of Directors:

•
Declared a common stock dividend of $0.705 per share, payable on April 2, 2025, to shareholders of record as of March 12, 2025;
•
Declared a dividend on the Series A Preferred Stock, which will be paid at a rate of $0.390625 per share on April 30, 2025. The dividend will be payable to holders of record of the Series A Preferred Stock as of the close of business on April 15, 2025; and
•
Declared a dividend on the Series B Preferred Stock, which will be paid at a rate of $0.367200 per share on April 30, 2025. The dividend will be payable to holders of record of the Series B Preferred Stock as of the close of business on April 15, 2025.

While future dividends will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders, that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes. We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the years ended December 31, 2024 and 2023, we generated cash flows from operating activities of $790.2 million and $719.6 million, respectively, and paid $507.0 million and $458.8 million in dividends to our common and preferred stock and unit holders, in the same respective periods.

We currently have development and redevelopment projects in various stages of planning, design and construction, along with a pipeline of potential projects for future development or redevelopment. After funding our common and preferred stock dividend payments in January 2025, we estimate that we will require capital during the next 12 months of approximately $544.9 million related to leasing commissions, tenant improvements, in-process developments and redevelopments, capital contributions to our real estate partnerships, and repaying maturing debt. These capital requirements are being impacted by inflation resulting in increased costs of construction materials, labor, and services from third party contractors and suppliers. In response, we have implemented mitigation strategies such as entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from permitting delays and labor and material shortages may extend the time to completion of these projects.

If we start new developments or redevelopments, commit to property acquisitions, repay debt prior to maturity, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

We endeavor to maintain a high percentage of unencumbered assets. As of December 31, 2024, 88.6% of our wholly-owned real estate assets were unencumbered. Our low level of encumbered assets allows us to more readily access the secured and unsecured debt markets and to maintain borrowing capacity on the Line.

Our Line and unsecured debt require that we remain in compliance with various financial covenants customary for debt of this type, which are described in Note 9 of the Consolidated Financial Statements. We were in compliance with these covenants at December 31, 2024, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

(in thousands)	2024	2023	Change
Net cash provided by operating activities	$790,198	719,591	70,607
Net cash used in investing activities	(326,644)	(341,978)	15,334
Net cash used in financing activities	(493,024)	(355,035)	(137,989)
Net change in cash and cash equivalents and restricted cash	(29,470)	22,578	(52,048)
Total cash, cash equivalents, and restricted cash	$61,884	91,354	(29,470)

Net cash provided by operating activities:

Net cash provided by operating activities changed by $70.6 million due to:

•
$68.0 million increase in cash from operations due to the acquisition of UBP, and timing of receipts and payments
•
$2.6 million increase in operating cash flow distributions from Investments in real estate partnerships.

Net cash used in investing activities:

Net cash used in investing activities changed by $15.3 million as follows:

(in thousands)	2024	2023	Change
Cash flows from investing activities:
Acquisition of operating real estate	$(45,405)	(45,386)	(19)
Acquisition of UBP, net of cash acquired of $14,143	—	(82,389)	82,389
Real estate development and capital improvements	(343,368)	(232,855)	(110,513)
Proceeds from sale of real estate	108,615	11,167	97,448
Proceeds from property insurance casualty claims	5,286	—	5,286
Issuance of notes receivable	(32,651)	(4,000)	(28,651)
Collection of notes receivable	3,115	4,000	(885)
Investments in real estate partnerships	(41,345)	(13,119)	(28,226)
Return of capital from investments in real estate partnerships	13,034	11,308	1,726
Dividends on investment securities	453	1,283	(830)
Acquisition of investment securities	(101,044)	(7,990)	(93,054)
Proceeds from sale of investment securities	106,666	16,003	90,663
Net cash used in investing activities	$(326,644)	(341,978)	15,334

Significant changes in investing activities include:

•
We paid $45.4 million in 2024 to purchase one operating property. In 2023, we paid $45.4 million to purchase two operating properties.
•
During 2023, we invested $82.4 million, net of $14.1 million in cash acquired, for the acquisition of UBP, including $39.3 million for UBP debt repaid at closing, and $57.2 million in direct transaction and other costs.
•
During 2024, we invested $110.5 million more on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•
We sold six operating properties in 2024 for proceeds of $108.6 million compared to five land parcels and one development project interest in 2023 for proceeds of $11.2 million.

•
We received additional property insurance claim proceeds of $5.3 million in 2024 primarily attributable to a single property that was impacted by a weather event in 2019.
•
During 2024, in connection with a secured lending transaction entered into by the Company, we issued a note receivable in the amount of $29.8 million at an interest rate of 6.8% maturing in January 2027, secured by a mortgage and the related grocery-anchored shopping center. In addition, we issued $2.9 million short-term notes receivable to real estate partners in 2024, as compared to the issuance of a $4.0 million in 2023.
•
We collected $3.1 million in notes receivable during 2024, and collected $4.0 million during 2023.
•
Investments in real estate partnerships:
o
In 2024, we invested $41.3 million to fund our share of acquiring one operating property within an existing real estate partnership, and for our share of development and redevelopment activities, including investing in two new ground up development projects,
o
In 2023, we invested $13.1 million, including $2.8 million to fund our share of acquiring one operating property within an existing real estate partnership, and $10.3 million to fund our share of development and redevelopment activities.
•
Return of capital from our unconsolidated investments in real estate partnerships includes sales or financing proceeds:
o
During 2024, we received $13.0 million, which represents our share of proceeds from debt financing activities and the sale of an ownership interest in a real estate partnership.
o
During 2023, we received $11.3 million, including $3.6 million from our share of proceeds from debt financing activities and $7.7 million from our share of proceeds from real estate sales.
•
Acquisition of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan. Additionally, we invested approximately $90 million in commercial deposits with proceeds received from the sale of the January 2024 Notes. The commercial deposits were subsequently settled at maturity during the second quarter of 2024.

We plan to continue developing and redeveloping shopping centers for long-term investment. During 2024, we deployed capital of $343.4 million for the development, redevelopment, and improvement of our real estate properties, comprised of the following:

(in thousands)	2024	2023	Change
Capital expenditures:
Land acquisitions	$16,885	2,580	14,305
Building and tenant improvements	113,550	92,609	20,941
Redevelopment costs	129,553	88,426	41,127
Development costs	61,902	34,981	26,921
Capitalized interest	6,487	5,505	982
Capitalized direct compensation	14,991	8,754	6,237
Real estate development and capital improvements	$343,368	232,855	110,513
•
In 2024, we acquired three land parcels for development and two income-producing outparcels, compared to one land parcel for development in 2023.
•
Building and tenant improvements increased $20.9 million in 2024, primarily related to the timing and volume of capital projects.
•
Redevelopment costs are $41.1 million higher than prior year. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansion, facade renovation, new out-parcel building construction, and redevelopment related tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan. The timing and duration of these projects could also result in volatility in NOI. See the tables below for more details about our redevelopment projects.
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
•
We have a staff of employees who directly manage and support our development and redevelopment program. Internal compensation costs directly attributable to these activities are capitalized as part of each project.

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					December 31, 2024
Property Name	Market	Ownership (3)	Start Date	Estimated Stabilization Year (1)	Estimated / Actual Net Development Costs (2) (3)	GLA (3)	Cost PSF of GLA (2) (3)	% of Costs Incurred

Developments In-Process
Baybrook East - Phase 1B	Houston, TX	50%	Q2-2022	2026	9,792	77	127	88%
Sienna Grande - Phase 1	Houston, TX	75%	Q2-2023	2027	9,409	23	409	79%
The Shops at SunVet	Long Island, NY	100%	Q2-2023	2027	92,863	172	540	56%
The Shops at Stone Bridge	Cheshire, CT	100%	Q1-2024	2027	68,277	155	440	37%
Jordan Ranch Market	Houston, TX	50%	Q3-2024	2027	23,006	81	284	28%
Oakley Shops at Laurel Fields	Bay Area, CA	100%	Q3-2024	2027	34,982	78	448	20%
Total Developments In-Process					$238,329	586	$407	45%

Developments Completed
Glenwood Green	Metro NYC	70%	Q1-2022	2025	45,880	249	184
Total Developments Completed					$45,880	249	$184
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs and GLA are reported based on Regency’s ownership interest in the real estate partnership at completion.

The following table summarizes our redevelopment projects in process and completed:

(in thousands)					December 31, 2024
Property Name	Market	Ownership (3)	Start Date	Estimated Stabilization Year (1)	Estimated Net Project Costs (2) (3)	% of Costs Incurred

Redevelopments In-Process
Bloom on Third	Los Angeles, CA	35%	Q4-2022	2027	$24,525	49%
Serramonte Center - Phase 3	San Francisco, CA	100%	Q2-2023	2025	36,989	24%
Circle Marina Center	Los Angeles, CA	100%	Q3-2023	2025	14,986	79%
Avenida Biscayne	Miami, FL	100%	Q4-2023	2026	22,743	43%
Cambridge Square	Atlanta, GA	100%	Q4-2023	2026	15,002	42%
Anastasia Plaza	St. Augustine, FL	100%	Q3-2024	2026	15,607	6%
East Meadow Plaza - Phase 1	Long Island, NY	100%	Q3-2024	2026	11,736	39%
West Chester Plaza	Cincinnati, OH	100%	Q4-2024	2028	15,442	34%
Willows Shopping Center	Bay Area, CA	100%	Q4-2024	2027	16,807	6%
Various Redevelopments	Various	20% - 100%	Various	Various	85,120	32%
Total Redevelopments In-Process					$258,957	34%

Redevelopments Completed
The Abbot	Boston, MA	100%	Q2-2019	2026	59,854	95%
Westbard Square Phase I	Bethesda, MD	100%	Q2-2021	2025	38,826	92%
Buckhead Landing	Atlanta, GA	100%	Q2-2022	2025	30,634	93%
Mandarin Landing	Jacksonville, FL	100%	Q2-2023	2025	16,422	93%
Various Properties	Various	20% - 100%	Various	Various	45,009	96%
Total Redevelopments Completed					$190,745
(1)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(2)
Includes leasing costs and is net of tenant reimbursements.
(3)
Estimated Net Development Costs are reported based on Regency’s ownership interest in the real estate partnership at completion.

Net cash used in financing activities:

Net cash flows from financing activities increased by $138.0 million during 2024, as follows:

(in thousands)	2024	2023	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$—	(33)	33
Repurchase of common shares in conjunction with equity award plans	(19,540)	(7,662)	(11,878)
Common shares repurchased through share repurchase program	(200,066)	(20,006)	(180,060)
Contributions from noncontrolling interests	6,789	10,238	(3,449)
Distributions to and redemptions of noncontrolling interests	(12,185)	(7,813)	(4,372)
Dividend payments and operating partnership distributions	(506,967)	(458,846)	(48,121)
(Repayments of) proceeds from unsecured credit facilities, net	(87,000)	152,000	(239,000)
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	722,860	—	722,860
Proceeds from notes payable	12,000	59,500	(47,500)
Debt repayment	(392,470)	(72,827)	(319,643)
Payment of financing costs	(16,655)	(526)	(16,129)
Proceeds from sale of treasury stock	210	103	107
Redemption of EOP units	—	(9,163)	9,163
Net cash used in financing activities	$(493,024)	(355,035)	(137,989)

Significant changes in financing activities include the following:

•
We repurchased a portion of the common stock granted to employees for stock-based compensation to satisfy employee tax withholding requirements, which totaled $19.5 million and $7.7 million during the years ended December 31, 2024 and 2023, respectively. The 2024 period includes $10.7 million of these repurchases to satisfy employee tax withholding obligations related to the UBP acquisition.
•
During 2024, we paid $200.1 million to repurchase 3,306,709 shares of our common stock under our Repurchase Program, as compared to $20.0 million to repurchase 349,519 shares of our common stock during 2023.
•
During 2024, we received $6.8 million in contributions for the limited partners' share of development funding. During 2023, we received $10.2 million of contributions from limited partners for their share of debt repayments and development funding.
•
During 2024, we distributed $12.2 million to limited partners, including proceeds to partially redeem a noncontrolling interest in one real estate partnership. During 2023, we distributed $7.8 million in operating distributions.
•
We paid $48.1 million more in dividends as a result of an increase in our dividend rate per share and the number of shares of our common stock outstanding, as well as preferred dividends which commenced in late 2023 as a result of the UBP acquisition.
•
We had the following debt related activity during 2024:
o
We repaid $87.0 million in net proceeds from our Line,
o
We received $722.9 million in proceeds from issuing unsecured public debt
o
We received $12.0 million in proceeds from issuance of a mortgage loan
o
We paid $392.5 million for debt repayments, including:
▪
$250.0 million in unsecured public debt repayments,
▪
$131.3 million for repaying seven mortgage loans at maturity, and
▪
$11.2 million in principal mortgage payments.
o
We paid $16.7 million in loan costs relating to the recast of the Line as well as the unsecured public debt offerings.
•
We had the following debt related activity during 2023:
o
We received $59.5 million in proceeds from issuance of a mortgage refinancing,
o
We paid $72.8 million for debt repayments, including:
▪
$11.2 million in principal mortgage payments, and
▪
$61.6 million for a combination of repaying or refinancing six mortgage loans at maturity.
•
We paid $9.2 million in 2023 for the redemption of exchangable operating partnership units.

Contractual Obligations and Other Commitments

We have material obligations at December 31, 2024, which are discussed in our notes to Consolidated Financial Statements and include:

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
•
Letters of credit of $10.9 million issued to cover our captive insurance program and performance obligations on certain development projects, the latter of which will be satisfied upon completion of the development projects;
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

The Company had accrued liabilities of $17.3 million for environmental remediation, which are included in Accounts payable, and other liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2024. We believe that the ultimate remediation of currently known environmental matters will not have a material effect on our financial position, cash flows, or results of operations. We can give no assurance that existing environmental studies on our shopping centers have revealed all potential environmental contamination; that our estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to us.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two significant components of interest rate risk:

•
Under the Line, as further described in note 9 to the Consolidated Financial Statements, we have a variable interest rate that, as of December 31, 2024, was based upon an annual rate of Secured Overnight Financing Rate ("SOFR") plus a 0.10% market adjustment ("Adjusted SOFR") plus an applicable margin of 0.715%. SOFR rates charged on our Line change monthly, and the applicable margin on the Line was dependent upon maintaining specific credit ratings or leverage targets, as well as meeting specific sustainability target thresholds. If our credit ratings were downgraded or if we fail to meet the leverage targets or sustainability target thresholds, the applicable margin on the Line would increase, resulting in higher interest costs. As of December 31, 2024 the interest rate plus applicable margin based on our credit rating ranged from Adjusted SOFR plus 0.640% to Adjusted SOFR plus 1.390%.
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

We continuously monitor the capital markets and evaluate our ability to issue new debt, to repay maturing debt, or to fund our commitments. We continue to believe, in light of our credit ratings, the available capacity under our unsecured credit facility, and the number of high quality, unencumbered properties that we own which could collateralize borrowings, we will be able to successfully issue new secured or unsecured debt to fund maturing debt obligations. It is uncertain the degree to which capital market volatility and higher interest rates will adversely impact the interest rates on any new debt that we may issue.

The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of December 31, 2024. For variable rate mortgages and unsecured credit facilities for which we have interest rate swaps in place to fix the interest rate, they are included in the Fixed rate debt section below at their all-in fixed rate. The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of December 31, 2024, and are subject to change. In addition, we continually assess the market risk for floating rate debt and believe that an increase of 100 basis points in interest rates would decrease future earnings and cash flows by approximately $0.7 million per year based on $74.6 million of floating rate mortgage debt and floating rate line of credit balances outstanding at December 31, 2024.

Further, the table below incorporates only those exposures that exist as of December 31, 2024, and does not consider exposures or positions that could arise after that date or obligations repaid before maturity. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

The table below presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding at each year-end, and fair value of total debt as of December 31, 2024:

(dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt (1)	$308,465	357,768	754,572	341,882	481,406	2,123,633	4,367,726	4,131,301
Average interest rate for all fixed rate debt (2)	4.09%	4.11%	4.13%	4.25%	4.23%	4.47%
Variable rate SOFR debt (1)	$3,870	120	120	70,525	—	—	74,635	74,795
Average interest rate for all variable rate debt (2)	5.55%	5.49%	5.48%	5.48%	—%	—%
(1)
Reflects amount of debt maturities during each of the years presented as of December 31, 2024.
(2)
Reflects weighted average interest rates of debt outstanding at the end of each year presented. For variable rate debt, the rate as of December 31, 2024, was used to determine the average interest rate for all future periods.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Regency Centers Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of expected hold periods for certain real estate assets

As discussed in Note 1 to the consolidated financial statements and presented on the consolidated balance sheet, real estate assets, less accumulated depreciation was $10.7 billion as of December 31, 2024. The Company evaluates real estate properties (including any related amortizable intangible assets or liabilities) for impairment whenever there are events or changes in circumstances that indicate the carrying value of the real estate properties may not be recoverable.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of a control related to the Company’s assessment of events or changes in circumstances that could indicate shortened expected hold periods for certain real estate properties. To evaluate relevant events or changes in circumstances indicating a potential shortening of the expected holding period, we:

•
inquired of management and obtained written representations regarding potential property disposal plans, if any
•
read minutes of the meetings of the Company’s board of directors
•
inquired of the Company’s plans with those in the organization who are responsible for, and have authority over, potential disposition activities
•
compared management’s assessment of properties with potential shortened expected hold periods to information obtained from those in the organization responsible for disposition activity
•
inspected listings from external sources of real estate properties for sale by the Company.

/s/ KPMG LLP

We have served as the Company's auditor since 1993.

Jacksonville, Florida

February 14, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Regency Centers Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Regency Centers Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 14, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

February 14, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Regency Centers Corporation

and the Partners of Regency Centers, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries (the Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2025 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Evaluation of expected hold periods for certain real estate assets

As discussed in Note 1 to the consolidated financial statements and presented on the consolidated balance sheet, real estate assets, less accumulated depreciation was $10.7 billion as of December 31, 2024. The Partnership evaluates real estate properties (including any related amortizable intangible assets or liabilities) for impairment whenever there are events or changes in circumstances that indicate the carrying value of the real estate properties may not be recoverable.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of a control related to the Partnership’s assessment of events or changes in circumstances that could indicate shortened expected hold periods for certain real estate properties. To evaluate relevant events or changes in circumstances indicating a potential shortening of the expected holding period, we:

•
inquired of management and obtained written representations regarding potential property disposal plans, if any
•
read minutes of the meetings of the general partner’s board of directors
•
inquired of the Partnership’s plans with those in the organization who are responsible for, and have authority over, potential disposition activities
•
compared management’s assessment of properties with potential shortened expected hold periods to information obtained from those in the organization responsible for disposition activity
•
inspected listings from external sources of real estate properties for sale by the Partnership.

/s/ KPMG LLP

We have served as the Partnership's auditor since 1998.

Jacksonville, Florida

February 14, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Regency Centers Corporation

and the Partners of Regency Centers, L.P.:

Opinion on Internal Control Over Financial Reporting

We have audited Regency Centers, L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 14, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Jacksonville, Florida

February 14, 2025

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

December 31, 2024 and 2023

(in thousands, except share data)

	2024	2023
Assets
Net real estate investments:
Real estate assets, at cost	$13,698,419	13,454,391
Less: accumulated depreciation	2,960,399	2,691,386
Real estate assets, net	10,738,020	10,763,005
Investments in sales-type leases, net	16,291	8,705
Investments in real estate partnerships	399,044	370,605
Net real estate investments	11,153,355	11,142,315
Properties held for sale, net	—	18,878
Cash, cash equivalents, and restricted cash, including $5,601 and $6,383 of restricted cash at December 31, 2024 and 2023, respectively	61,884	91,354
Tenant and other receivables, net	255,495	206,162
Deferred leasing costs, less accumulated amortization of $131,080 and $124,107 at December 31, 2024 and 2023, respectively	79,911	73,398
Acquired lease intangible assets, less accumulated amortization of $395,209 and $364,413 at December 31, 2024 and 2023, respectively	229,983	283,375
Right of use assets, net	322,287	328,002
Other assets	289,046	283,429
Total assets	$12,391,961	12,426,913
Liabilities and Equity
Liabilities:
Notes payable, net	$4,343,700	4,001,949
Unsecured credit facility	65,000	152,000
Accounts payable and other liabilities	392,302	358,612
Acquired lease intangible liabilities, less accumulated amortization of $222,052 and $211,067 at December 31, 2024 and 2023, respectively	364,608	398,302
Lease liabilities	244,861	246,063
Tenants' security, escrow deposits and prepaid rent	81,183	78,052
Total liabilities	5,491,654	5,234,978
Commitments and contingencies	—	—
Equity:
Shareholders' equity:
Preferred stock $0.01 par value per share, 30,000,000 shares authorized; 9,000,000 shares issued and outstanding, in the aggregate, in Series A and Series B at December 31, 2024 and 2023	225,000	225,000
Common stock $0.01 par value per share, 220,000,000 shares authorized; 181,361,454 and 184,581,070 shares issued and outstanding at December 31, 2024 and 2023, respectively	1,814	1,846
Treasury stock at cost, 479,251 and 448,140 shares held at December 31, 2024 and 2023, respectively	(28,045)	(25,488)
Additional paid-in-capital	8,503,227	8,704,240
Accumulated other comprehensive gain (loss)	2,226	(1,308)
Distributions in excess of net income	(1,980,076)	(1,871,603)
Total shareholders' equity	6,724,146	7,032,687
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $81,076 and $74,199 at December 31, 2024 and 2023, respectively	40,744	42,195
Limited partners' interests in consolidated partnerships	135,417	117,053
Total noncontrolling interests	176,161	159,248
Total equity	6,900,307	7,191,935
Total liabilities and equity	$12,391,961	12,426,913
The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the years ended December 31, 2024, 2023, and 2022

(in thousands, except per share data)

	2024	2023	2022
Revenues:
Lease income	$1,411,379	1,283,939	1,187,452
Other property income	14,651	11,573	10,719
Management, transaction, and other fees	27,874	26,954	25,851
Total revenues	1,453,904	1,322,466	1,224,022
Operating expenses:
Depreciation and amortization	394,714	352,282	319,697
Property operating expense	248,637	229,209	196,148
Real estate taxes	184,415	165,560	149,795
General and administrative	101,465	97,806	79,903
Other operating expenses	10,867	9,459	6,166
Total operating expenses	940,098	854,316	751,709
Other expense, net:
Interest expense, net	180,119	154,249	146,186
Provision for impairment of real estate	14,304	—	—
Gain on sale of real estate, net of tax	(34,162)	(661)	(109,005)
Loss (gain) on early extinguishment of debt	180	(99)	—
Net investment (income) loss	(6,181)	(5,665)	6,921
Total other expense, net	154,260	147,824	44,102
Income before equity in income of investments in real estate partnerships	359,546	320,326	428,211
Equity in income of investments in real estate partnerships	50,294	50,541	59,824
Net income	409,840	370,867	488,035
Noncontrolling interests:
Exchangeable operating partnership units ("EOP")	(2,338)	(2,008)	(2,105)
Limited partners' interests in consolidated partnerships	(7,114)	(4,302)	(3,065)
Net income attributable to noncontrolling interests	(9,452)	(6,310)	(5,170)
Net income attributable to the Company	400,388	364,557	482,865
Preferred stock dividends	(13,650)	(5,057)	—
Net income attributable to common shareholders	$386,738	359,500	482,865

Net income attributable to common shareholders:
Per common share - basic	$2.12	2.04	2.82
Per common share - diluted	$2.11	2.04	2.81

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2024, 2023, and 2022

(in thousands)

	2024	2023	2022
Net income	$409,840	370,867	488,035
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	12,523	(2,448)	20,061
Reclassification adjustment of derivative instruments included in net income	(8,895)	(7,536)	833
Unrealized (loss) gain on available-for-sale debt securities	(32)	337	(1,309)
Other comprehensive income (loss)	3,596	(9,647)	19,585
Comprehensive income	413,436	361,220	507,620
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	9,452	6,310	5,170
Other comprehensive income (loss) attributable to noncontrolling interests	62	(779)	1,798
Comprehensive income attributable to noncontrolling interests	9,514	5,531	6,968
Comprehensive income attributable to the Company	$403,922	355,689	500,652

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the years ended December 31, 2024, 2023, and 2022

(in thousands, except per share data)

	Shareholders' Equity							Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	1,712	(22,758)	7,883,458	(10,227)	(1,814,814)	6,037,371	35,447	37,114	72,561	6,109,932
Net income	—	—	—	—	—	482,865	482,865	2,105	3,065	5,170	488,035
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	17,008	—	17,008	80	1,664	1,744	18,752
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	779	—	779	5	49	54	833
Deferred compensation plan, net	—	—	(1,703)	1,702	—	—	(1)	—	—	—	(1)
Restricted stock issued, net of amortization	—	2	—	16,665	—	—	16,667	—	—	—	16,667
Common stock repurchased for taxes withheld for stock-based compensation, net	—	—	—	(5,858)	—	—	(5,858)	—	—	—	(5,858)
Common stock repurchased and retired	—	(13)	—	(75,406)	—	—	(75,419)	—	—	—	(75,419)
Common stock issued under dividend reinvestment plan	—	—	—	524	—	—	524	—	—	—	524
Common stock issued for partnership units exchanged	—	—	—	1,275	—	—	1,275	(1,275)	—	(1,275)	—
Common stock issued, net of issuance costs	—	10	—	61,274	—	—	61,284	—	—	—	61,284
Reallocation of noncontrolling interests, net of transaction costs	—	—	—	(6,482)	—	—	(6,482)	—	6,266	6,266	(216)
Contributions from partners	—	—	—	—	—	—	—	—	13,223	13,223	13,223
Distributions to partners	—	—	—	—	—	—	—	—	(14,816)	(14,816)	(14,816)
Dividends declared:
Common stock/unit ($2.525 per share/unit)	—	—	—	—	—	(433,028)	(433,028)	(1,873)	—	(1,873)	(434,901)
Balance at December 31, 2022	$—	1,711	(24,461)	7,877,152	7,560	(1,764,977)	6,096,985	34,489	46,565	81,054	6,178,039

	Shareholders' Equity							Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	1,711	(24,461)	7,877,152	7,560	(1,764,977)	6,096,985	34,489	46,565	81,054	6,178,039
Net income	—	—	—	—	—	364,557	364,557	2,008	4,302	6,310	370,867
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	—	(2,063)	—	(2,063)	(9)	(39)	(48)	(2,111)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	(6,805)	—	(6,805)	(39)	(692)	(731)	(7,536)
Adjustment for noncontrolling interests in the Operating Partnership	—	—	—	13,518	—	—	13,518	(13,518)	—	(13,518)	—
Deferred compensation plan, net	—	—	(1,027)	1,027	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	2	—	20,439	—	—	20,441	—	—	—	20,441
Common stock repurchased for taxes withheld for stock-based compensation, net	—	—	—	(7,074)	—	—	(7,074)	—	—	—	(7,074)
Common stock repurchased and retired	—	(3)	—	(20,003)	—	—	(20,006)	—	—	—	(20,006)
Repurchase of EOP units	—	—	—	—	—	—	—	(9,163)	—	(9,163)	(9,163)
Common stock issued under dividend reinvestment plan	—	—	—	622	—	—	622	—	—	—	622
Common stock issued for partnership units exchanged	—	—	—	198	—	—	198	(198)	—	(198)	—
Common stock issued, net of issuance costs	—	136	—	818,361	—	—	818,497	—	—	—	818,497
Issuance of EOP units	—	—	—	—	—	—	—	31,253	—	31,253	31,253
Issuance of preferred stock	225,000	—	—	—	—	—	225,000	—	—	—	225,000
Contributions from partners	—	—	—	—	—	—	—	—	74,730	74,730	74,730
Distributions to partners	—	—	—	—	—	—	—	—	(7,813)	(7,813)	(7,813)
Dividends declared:
Preferred stock (Series A: $0.781250 per share/unit; Series B: $0.734400 per share/unit)	—	—	—	—	—	(5,057)	(5,057)	—	—	—	(5,057)
Common stock/unit ($2.620 per share/unit)	—	—	—	—	—	(466,126)	(466,126)	(2,628)	—	(2,628)	(468,754)
Balance at December 31, 2023	$225,000	1,846	(25,488)	8,704,240	(1,308)	(1,871,603)	7,032,687	42,195	117,053	159,248	7,191,935

	Shareholders' Equity							Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$225,000	1,846	(25,488)	8,704,240	(1,308)	(1,871,603)	7,032,687	42,195	117,053	159,248	7,191,935
Net income	—	—	—	—	—	400,388	400,388	2,338	7,114	9,452	409,840
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	11,845	—	11,845	70	576	646	12,491
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(8,311)	—	(8,311)	(50)	(534)	(584)	(8,895)
Adjustment for noncontrolling interests	—	—	—	(10,833)	—	—	(10,833)	2,119	8,714	10,833	—
Deferred compensation plan, net	—	—	(2,557)	2,557	—	—	—	—	—	—	—
Restricted stock issued, net of amortization	—	1	—	24,916	—	—	24,917	—	—	—	24,917
Common stock repurchased for taxes withheld for stock-based compensation, net	—	—	—	(19,012)	—	—	(19,012)	—	—	—	(19,012)
Common stock repurchased and retired	—	(33)	—	(200,033)	—	—	(200,066)	—	—	—	(200,066)
Common stock issued under dividend reinvestment plan	—	—	—	657	—	—	657	—	—	—	657
Common stock issued for partnership units exchanged	—	—	—	735	—	—	735	(735)	—	(735)	—
Contributions from partners	—	—	—	—	—	—	—	—	14,679	14,679	14,679
Distributions to partners	—	—	—	—	—	—	—	—	(12,185)	(12,185)	(12,185)
Dividends declared:
Preferred stock (Series A: $1.562500 per share/unit; Series B: $1.468800 per share/unit)	—	—	—	—	—	(13,650)	(13,650)	—	—	—	(13,650)
Common stock/unit ($2.715 per share/unit)	—	—	—	—	—	(495,211)	(495,211)	(5,193)	—	(5,193)	(500,404)
Balance at December 31, 2024	$225,000	1,814	(28,045)	8,503,227	2,226	(1,980,076)	6,724,146	40,744	135,417	176,161	6,900,307

See accompanying notes to consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2024, 2023, and 2022

(in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$409,840	370,867	488,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	394,714	352,282	319,697
Amortization of deferred financing costs and debt premiums	13,096	8,252	5,799
Amortization of above and below market lease intangibles, net	(22,701)	(29,130)	(20,995)
Stock-based compensation, net of capitalization	23,504	20,075	16,521
Equity in income of investments in real estate partnerships	(50,294)	(50,541)	(59,824)
Gain on sale of real estate, net of tax	(34,162)	(661)	(109,005)
Provision for impairment of real estate	14,304	—	—
Loss (gain) on early extinguishment of debt	180	(99)	—
Distribution of earnings from investments in real estate partnerships	69,156	66,531	61,416
Deferred compensation expense (income)	5,256	4,782	(6,128)
Realized and unrealized (gain) loss on investments	(5,930)	(5,571)	7,040
Changes in assets and liabilities:
Tenant and other receivables	(24,219)	(13,904)	(35,274)
Deferred leasing costs	(11,703)	(11,156)	(10,801)
Other assets	1,818	3,028	1,292
Accounts payable and other liabilities	4,253	5,152	(9,088)
Tenants' security, escrow deposits and prepaid rent	3,086	(316)	7,130
Net cash provided by operating activities	790,198	719,591	655,815
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $3,061 in 2022	(45,405)	(45,386)	(169,639)
Acquisition of UBP, net of cash acquired of $14,143	—	(82,389)	—
Real estate development and capital improvements	(343,368)	(232,855)	(195,418)
Proceeds from sale of real estate	108,615	11,167	143,133
Proceeds from property insurance casualty claims	5,286	—	—
Issuance of notes receivable	(32,651)	(4,000)	—
Collection of notes receivable	3,115	4,000	1,823
Investments in real estate partnerships	(41,345)	(13,119)	(36,266)
Return of capital from investments in real estate partnerships	13,034	11,308	48,473
Dividends on investment securities	453	1,283	1,113
Acquisition of investment securities	(101,044)	(7,990)	(21,112)
Proceeds from sale of investment securities	106,666	16,003	21,785
Net cash used in investing activities	(326,644)	(341,978)	(206,108)

	2024	2023	2022
Cash flows from financing activities:
Net proceeds from common stock issuance	$—	(33)	61,284
Repurchase of common shares in conjunction with equity award plans	(19,540)	(7,662)	(6,447)
Common shares repurchased through share repurchase program	(200,066)	(20,006)	(75,419)
Proceeds from sale of treasury stock	210	103	64
Contributions from noncontrolling interests	6,789	10,238	—
Distributions to and redemptions of noncontrolling interests	(12,185)	(7,813)	(7,245)
Distributions to exchangeable operating partnership unit holders	(2,952)	(2,368)	(1,867)
Redemption of EOP units	—	(9,163)	—
Dividends paid to common shareholders	(490,365)	(453,065)	(428,276)
Dividends paid to preferred shareholders	(13,650)	(3,413)	—
Repayment of fixed rate unsecured notes	(250,000)	—	—
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	722,860	—	—
Proceeds from unsecured credit facilities	722,419	557,000	95,000
Repayment of unsecured credit facilities	(809,419)	(405,000)	(95,000)
Proceeds from notes payable	12,000	59,500	—
Repayment of notes payable	(131,261)	(61,592)	(6,745)
Scheduled principal payments	(11,209)	(11,235)	(11,219)
Payment of financing costs	(16,655)	(526)	(88)
Net cash used in financing activities	(493,024)	(355,035)	(475,958)
Net change in cash and cash equivalents and restricted cash	(29,470)	22,578	(26,251)
Cash and cash equivalents and restricted cash at beginning of the year	91,354	68,776	95,027
Cash and cash equivalents and restricted cash at end of the year	$61,884	$91,354	68,776

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $6,627, $5,695, and $4,166 in 2024, 2023, and 2022, respectively)	$161,356	147,176	141,359
Cash paid for income taxes, net of refunds	$7,724	933	570
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$133,114	126,683	111,709
Previously held equity investments in real estate assets acquired	$—	—	17,179
Mortgage loans assumed by Company with the acquisition of real estate	$—	98	22,779
Right of use assets obtained in exchange for new operating lease liabilities	$1,271	36,577	—
Sale of leased asset in exchange for net investment in sales-type lease	$2,846	8,510	—
UBP Acquisition:
Notes payable assumed in acquisition, at fair value	$—	284,706	—
Noncontrolling interest assumed in acquisition, at fair value	$—	64,492	—
Common stock exchanged for UBP shares	$—	818,530	—
Preferred stock exchanged for UBP shares	$—	225,000	—
EOP units issued for acquisition of real estate	$—	31,253	—
Real estate received in lieu of rental revenue	$1,853	—	—
Change in accrued capital expenditures	$14,036	8,877	4,888
Stock-based compensation capitalized	$1,941	954	735
Contributions to investments in real estate partnerships	$18,459	920	—
Contributions from limited partners in consolidated partnerships	$7,890	—	5,436
Change in fair value of securities	$32	338	1,658
The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

December 31, 2024 and 2023

(in thousands, except unit data)

	2024	2023
Assets
Net real estate investments:
Real estate assets, at cost	$13,698,419	13,454,391
Less: accumulated depreciation	2,960,399	2,691,386
Real estate assets, net	10,738,020	10,763,005
Investments in sales-type leases, net	16,291	8,705
Investments in real estate partnerships	399,044	370,605
Net real estate investments	11,153,355	11,142,315
Properties held for sale, net	—	18,878
Cash, cash equivalents, and restricted cash, including $5,601 and $6,383 of restricted cash at December 31, 2024 and 2023, respectively	61,884	91,354
Tenant and other receivables, net	255,495	206,162
Deferred leasing costs, less accumulated amortization of $131,080 and $124,107 at December 31, 2024 and 2023, respectively	79,911	73,398
Acquired lease intangible assets, less accumulated amortization of $395,209 and $364,413 at December 31, 2024 and 2023, respectively	229,983	283,375
Right of use assets, net	322,287	328,002
Other assets	289,046	283,429
Total assets	$12,391,961	12,426,913
Liabilities and Capital
Liabilities:
Notes payable, net	$4,343,700	4,001,949
Unsecured credit facility	65,000	152,000
Accounts payable and other liabilities	392,302	358,612
Acquired lease intangible liabilities, less accumulated amortization of $222,052 and $211,067 at December 31, 2024 and 2023, respectively	364,608	398,302
Lease liabilities	244,861	246,063
Tenants' security, escrow deposits and prepaid rent	81,183	78,052
Total liabilities	5,491,654	5,234,978
Commitments and contingencies	—	—
Capital:
Partners' capital:
Preferred units $0.01 par value per unit, 30,000,000 units authorized; 9,000,000 units issued and outstadning, in the aggregate, in Series A and Series B at December 31, 2024 and 2023	225,000	225,000
General partner's common units, 181,361,454 and 184,581,070 units issued and outstanding at December 31, 2024 and 2023, respectively	6,496,920	6,808,995
Limited partners' common units, 1,096,659 and 1,107,454 units issued and outstanding at December 31, 2024 and 2023, respectively	40,744	42,195
Accumulated other comprehensive gain (loss)	2,226	(1,308)
Total partners' capital	6,764,890	7,074,882
Noncontrolling interest: Limited partners' interests in consolidated partnerships	135,417	117,053
Total capital	6,900,307	7,191,935
Total liabilities and capital	$12,391,961	12,426,913

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the years ended December 31, 2024, 2023, and 2022

(in thousands, except per unit data)

	2024	2023	2022
Revenues:
Lease income	$1,411,379	1,283,939	1,187,452
Other property income	14,651	11,573	10,719
Management, transaction, and other fees	27,874	26,954	25,851
Total revenues	1,453,904	1,322,466	1,224,022
Operating expenses:
Depreciation and amortization	394,714	352,282	319,697
Property operating expense	248,637	229,209	196,148
Real estate taxes	184,415	165,560	149,795
General and administrative	101,465	97,806	79,903
Other operating expenses	10,867	9,459	6,166
Total operating expenses	940,098	854,316	751,709
Other expense, net:
Interest expense, net	180,119	154,249	146,186
Provision for impairment of real estate	14,304	—	—
Gain on sale of real estate, net of tax	(34,162)	(661)	(109,005)
Loss (gain) on early extinguishment of debt	180	(99)	—
Net investment (income) loss	(6,181)	(5,665)	6,921
Total other expense, net	154,260	147,824	44,102
Income before equity in income of investments in real estate partnerships	359,546	320,326	428,211
Equity in income of investments in real estate partnerships	50,294	50,541	59,824
Net income	409,840	370,867	488,035
Limited partners' interests in consolidated partnerships	(7,114)	(4,302)	(3,065)
Net income attributable to the Partnership	402,726	366,565	484,970
Preferred unit distributions	(13,650)	(5,057)	—
Net income attributable to common unit holders	$389,076	361,508	484,970

Net income attributable to common unit holders:
Per common unit - basic	$2.12	2.04	2.82
Per common unit - diluted	$2.11	2.04	2.81

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2024, 2023, and 2022

(in thousands)

	2024	2023	2022
Net income	$409,840	370,867	488,035
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	12,523	(2,448)	20,061
Reclassification adjustment of derivative instruments included in net income	(8,895)	(7,536)	833
Unrealized (loss) gain on available-for-sale debt securities	(32)	337	(1,309)
Other comprehensive income (loss)	3,596	(9,647)	19,585
Comprehensive income	413,436	361,220	507,620
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	7,114	4,302	3,065
Other comprehensive income (loss) attributable to noncontrolling interests	42	(731)	1,713
Comprehensive income attributable to noncontrolling interests	7,156	3,571	4,778
Comprehensive income attributable to the Partnership	$406,280	357,649	502,842

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the years ended December 31, 2024, 2023, and 2022

(in thousands)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners' Capital	Noncontrolling Interests in Limited Partners' Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2021	$6,047,598	35,447	(10,227)	6,072,818	37,114	6,109,932
Net income	482,865	2,105	—	484,970	3,065	488,035
Other comprehensive income				—		—
Other comprehensive income before reclassification	—	80	17,008	17,088	1,664	18,752
Amounts reclassified from accumulated other comprehensive income	—	5	779	784	49	833
Deferred compensation plan, net	(1)	—	—	(1)	—	(1)
Contributions from partners	—	—	—	—	13,223	13,223
Distributions to partners	(433,028)	(1,873)	—	(434,901)	(14,816)	(449,717)
Reallocation of limited partners' interest, net of transaction costs	(6,482)	—	—	(6,482)	6,266	(216)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	16,667	—	—	16,667	—	16,667
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(75,419)	—	—	(75,419)	—	(75,419)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	61,284	—	—	61,284	—	61,284
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(5,334)	—	—	(5,334)	—	(5,334)
EOP units exchanged for common stock of Parent Company	1,275	(1,275)	—	—	—	—
Balance at December 31, 2022	$6,089,425	34,489	7,560	6,131,474	46,565	6,178,039
Net income	364,557	2,008	—	366,565	4,302	370,867
Other comprehensive loss
Other comprehensive loss before reclassification	—	(9)	(2,063)	(2,072)	(39)	(2,111)
Amounts reclassified from accumulated other comprehensive loss	—	(39)	(6,805)	(6,844)	(692)	(7,536)
Adjustment for noncontrolling interests in the Operating Partnership	13,518	(13,518)	—	—	—	—
Contributions from partners	—	—	—	—	74,730	74,730
Issuance of EOP units	—	31,253	—	31,253	—	31,253
Distributions to partners	(466,126)	(2,628)	—	(468,754)	(7,813)	(476,567)
Preferred unit distributions	(5,057)	—	—	(5,057)	—	(5,057)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	20,441	—	—	20,441	—	20,441
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	225,000	—	—	225,000	—	225,000
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(20,006)	—	—	(20,006)	—	(20,006)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	818,497	—	—	818,497	—	818,497
Repurchase of EOP units	—	(9,163)	—	(9,163)	—	(9,163)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(6,452)	—	—	(6,452)	—	(6,452)
EOP units exchanged for common stock of Parent Company	198	(198)	—	—	—	—
Balance at December 31, 2023	$7,033,995	42,195	(1,308)	7,074,882	117,053	7,191,935

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Loss	Total Partners' Capital	Noncontrolling Interests in Limited Partners' Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2023	$7,033,995	42,195	(1,308)	7,074,882	117,053	7,191,935
Net income	400,388	2,338	—	402,726	7,114	409,840
Other comprehensive income
Other comprehensive income before reclassification	—	70	11,845	11,915	576	12,491
Amounts reclassified from accumulated other comprehensive income	—	(50)	(8,311)	(8,361)	(534)	(8,895)
Adjustment for noncontrolling interests in the Operating Partnership	(10,833)	2,119	—	(8,714)	8,714	—
Contributions from partners	—	—	—	—	14,679	14,679
Issuance of EOP units	—	—	—	—	—	—
Distributions to partners	(495,211)	(5,193)	—	(500,404)	(12,185)	(512,589)
Preferred unit distributions	(13,650)	—	—	(13,650)	—	(13,650)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	24,917	—	—	24,917	—	24,917
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(200,066)	—	—	(200,066)	—	(200,066)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(18,355)	—	—	(18,355)	—	(18,355)
EOP units exchanged for common stock of Parent Company	735	(735)	—	—	—	—
Balance at December 31, 2024	$6,721,920	40,744	2,226	6,764,890	135,417	6,900,307

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2024, 2023, and 2022

(in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$409,840	370,867	488,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	394,714	352,282	319,697
Amortization of deferred financing costs and debt premiums	13,096	8,252	5,799
Amortization of above and below market lease intangibles, net	(22,701)	(29,130)	(20,995)
Stock-based compensation, net of capitalization	23,504	20,075	16,521
Equity in income of investments in real estate partnerships	(50,294)	(50,541)	(59,824)
Gain on sale of real estate, net of tax	(34,162)	(661)	(109,005)
Provision for impairment of real estate	14,304	—	—
Loss (gain) on early extinguishment of debt	180	(99)	—
Distribution of earnings from investments in real estate partnerships	69,156	66,531	61,416
Deferred compensation expense (income)	5,256	4,782	(6,128)
Realized and unrealized (gain) loss on investments	(5,930)	(5,571)	7,040
Changes in assets and liabilities:
Tenant and other receivables	(24,219)	(13,904)	(35,274)
Deferred leasing costs	(11,703)	(11,156)	(10,801)
Other assets	1,818	3,028	1,292
Accounts payable and other liabilities	4,253	5,152	(9,088)
Tenants' security, escrow deposits and prepaid rent	3,086	(316)	7,130
Net cash provided by operating activities	790,198	719,591	655,815
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $3,061 in 2022	(45,405)	(45,386)	(169,639)
Acquisition of UBP, net of cash acquired of $14,143	—	(82,389)	—
Real estate development and capital improvements	(343,368)	(232,855)	(195,418)
Proceeds from sale of real estate	108,615	11,167	143,133
Proceeds from property insurance casualty claims	5,286	—	—
Issuance of notes receivable	(32,651)	(4,000)	—
Collection of notes receivable	3,115	4,000	1,823
Investments in real estate partnerships	(41,345)	(13,119)	(36,266)
Return of capital from investments in real estate partnerships	13,034	11,308	48,473
Dividends on investment securities	453	1,283	1,113
Acquisition of investment securities	(101,044)	(7,990)	(21,112)
Proceeds from sale of investment securities	106,666	16,003	21,785
Net cash used in investing activities	(326,644)	(341,978)	(206,108)

	2024	2023	2022
Cash flows from financing activities:
Net proceeds from common stock issuance	$—	(33)	61,284
Repurchase of common units in conjunction with equity award plans	(19,540)	(7,662)	(6,447)
Common units repurchased through share repurchase program	(200,066)	(20,006)	(75,419)
Proceeds from sale of treasury stock	210	103	64
Contributions from noncontrolling interests	6,789	10,238	—
Distributions to and redemptions of noncontrolling interests	(12,185)	(7,813)	(7,245)
Distributions to partners	(493,317)	(455,433)	(430,143)
Dividends paid to preferred unit holders	(13,650)	(3,413)	—
Redemption of EOP units	—	(9,163)	—
Repayment of fixed rate unsecured notes	(250,000)	—	—
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	722,860	—	—
Proceeds from unsecured credit facilities	722,419	557,000	95,000
Repayment of unsecured credit facilities	(809,419)	(405,000)	(95,000)
Proceeds from notes payable	12,000	59,500	—
Repayment of notes payable	(131,261)	(61,592)	(6,745)
Scheduled principal payments	(11,209)	(11,235)	(11,219)
Payment of financing costs	(16,655)	(526)	(88)
Net cash used in financing activities	(493,024)	(355,035)	(475,958)
Net change in cash and cash equivalents and restricted cash	(29,470)	22,578	(26,251)
Cash and cash equivalents and restricted cash at beginning of the year	91,354	68,776	95,027
Cash and cash equivalents and restricted cash at end of the year	$61,884	91,354	68,776

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $6,627, $5,695, and $4,166 in 2024, 2023, and 2022, respectively)	$161,356	147,176	141,359
Cash paid for income taxes, net of refunds	$7,724	933	570
Supplemental disclosure of non-cash transactions:
Common and Preferred units, and exchangeable operating partnership dividends declared but not paid	$133,114	126,683	111,709
Previously held equity investments in real estate assets acquired	$—	—	17,179
Mortgage loans assumed by Company with the acquisition of real estate	$—	98	22,779
Right of use assets obtained in exchange for new operating lease liabilities	$1,271	36,577	—
Sale of leased asset in exchange for net investment in sales-type lease	$2,846	8,510	—
UBP Acquisition:
Notes payable assumed in acquisition, at fair value	$—	284,706	—
Noncontrolling interest assumed in acquisition, at fair value	$—	64,492	—
Common stock exchanged for UBP shares	$—	818,530	—
Preferred stock exchanged for UBP shares	$—	225,000	—
EOP units issued for acquisition of real estate	$—	31,253	—
Real estate received in lieu of rental revenue	$1,853	—	—
Change in accrued capital expenditures	$14,036	8,877	4,888
Stock-based compensation capitalized	$1,941	954	735
Contributions to investments in real estate partnerships	$18,459	920	—
Contributions from limited partners in consolidated partnerships	$7,890	—	5,436
Change in fair value of securities	$32	338	1,658

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

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

As of December 31, 2024, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company" or "Regency") owned 379 properties and held partial interests in an additional 103 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

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

December 31, 2024

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

The Company consolidates properties that are wholly-owned and properties where it owns less than 100% but holds a controlling financial interest in the entity. Controlling financial interest is determined using an evaluation based on accounting standards related to the consolidation of Variable Interest Entities ("VIEs") and voting interest entities. For joint ventures that are determined to be a VIE, the Company consolidates the entity where it is deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Ownership of the Parent Company

The Parent Company currently has a single class of common stock and two series of preferred stock outstanding.

Ownership of the Operating Partnership

The Operating Partnership's capital includes Common Units and Preferred Units. As of December 31, 2024, the Parent Company owned approximately 99.4% or 181,361,454 of the 182,458,113 of the outstanding Common Units, with the remaining limited partner's Common Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). The Parent Company currently owns all of the Preferred Units.

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

Real Estate Partnerships

As of December 31, 2024, Regency held partial ownership interests in 122 properties through real estate partnerships, of which 19 are consolidated. Regency's partners include institutional investors, real estate developers and/or operators, and passive investors (the "Partners" or "Limited Partners"). These partnerships have been established to own and operate real estate properties. The Company’s involvement with these entities is through its ownership of its equity interest in the partnerships and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. Regency has variable interests in these entities through its equity ownership, with Regency being the primary beneficiary in certain of these real estate partnerships. Regency consolidates the partnerships into its financial statements for which it is the primary beneficiary and reports the limited partners' interests as noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not have a controlling financial interest, but has significant influence, Regency recognizes its equity investments in them in accordance with the equity method of accounting.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

The assets of these partnerships are restricted to use by the respective partnerships and cannot be directly reached by general creditors of the Company, except to the extent that the Company has provided payment guarantees. Similarly, the obligations of the partnerships are backed by, and can only be settled through the assets of these partnerships or by additional capital contributions by the partners, or, where applicable, by the Company under such guarantees. As managing member, Regency maintains the books and records and typically provides leasing property and asset management services to the partnerships. The Partners' level of involvement in these partnerships varies from protective decisions (debt, bankruptcy, selling primary asset(s) of business) to participating involvement such as approving leases, operating budgets, and capital budgets.

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

The carrying amounts of VIEs' assets and liabilities included in the Company's consolidated financial statements, exclusive of the Operating Partnership, are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Assets
Real estate assets, net	$312,873	270,674
Cash, cash equivalents and restricted cash	16,687	8,201
Tenant and other receivables, net	5,833	3,883
Deferred costs, net	3,178	2,494
Acquired lease intangible assets, net	6,293	12,099
Right of use assets, net	18,148	44,377
Other assets	597	893
Total Assets	$363,609	342,621
Liabilities
Notes payable	$32,653	33,211
Accounts payable and other liabilities	16,149	29,919
Acquired lease intangible liabilities, net	10,627	21,456
Tenants' security, escrow deposits and prepaid rent	1,260	1,239
Lease liabilities	19,370	21,433
Total Liabilities	$80,059	107,258

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

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

December 31, 2024

The Company accounts for its leases under ASC Topic 842, Leases ("Topic 842"), as follows:

Classification

Under Topic 842, new leases or modifications thereto must be evaluated against specific classification criteria, which, based on the customary terms of the Company's leases, are classified as operating leases. However, certain longer-term leases (both lessee and lessor leases) may be classified as direct financing or sales type leases, which may result in selling profit and an accelerated pattern of earnings recognition. At December 31, 2024, the Company classified three leases as sales type leases, with all others classified as operating leases.

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

December 31, 2024

The following table represents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

	December 31,
(in thousands)	2024	2023
Tenant receivables	$35,306	34,814
Straight-line rent receivables	157,507	138,590
Other receivables (1)	62,682	32,758
Total tenant and other receivables, net	$255,495	206,162
(1)
Other receivables include notes receivables, construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction and other fee income.

As of December 31, 2024, the Company has an outstanding note receivable in the carrying amount of $29.8 million at an interest rate of 6.8% maturing in January 2027, secured by a grocery-anchored shopping center.

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

December 31, 2024

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

Income within Management, transaction, and other fees is primarily derived from contracts with the Company's real estate partnerships. The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts are as follows:

		Year ended December 31,
(in thousands)	Timing of satisfaction of performance obligations	2024	2023	2022
Management, transaction, and other fees:
Property management services	Over time	$15,767	14,075	13,470
Asset management services	Over time	6,548	6,542	6,752
Leasing services	Point in time	3,738	3,908	3,945
Other transaction fees	Point in time	1,821	2,429	1,684
Total management, transaction, and other fees		$27,874	26,954	25,851

The accounts receivable for Total management, transactions, and other fees, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $19.7 million and $18.5 million, as of December 31, 2024 and 2023, respectively.

(c)
Real Estate Assets

The following table details the components of Real estate assets in the Consolidated Balance Sheets:

(in thousands)	December 31, 2024	December 31, 2023
Land	$4,757,704	4,802,583
Land improvements	807,881	758,779
Buildings	6,456,719	6,371,894
Building and tenant improvements	1,461,003	1,302,954
Construction in progress	215,112	218,181
Total real estate assets	$13,698,419	13,454,391

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

December 31, 2024

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

Pre-development costs represent the costs the Company incurs prior to land acquisition or pursuing a redevelopment including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing or redeveloping a shopping center. As of December 31, 2024 and 2023, the Company had nonrefundable deposits and other pre-development costs of approximately $10.2 million and $7.7 million, respectively. If the Company determines that the development or redevelopment of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed. During the years ended December 31, 2024, 2023, and 2022, the Company expensed pre-development costs of approximately $0.9 million, $0.1 million, and $0.6 million, respectively, in Other operating expenses in the accompanying Consolidated Statements of Operations.

Interest costs are capitalized into each development and redevelopment project based upon applying the Company's weighted average borrowing rate to that portion of the actual development or redevelopment costs incurred. The Company discontinues interest and real estate tax capitalization when a project is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would the Company capitalize interest on a project beyond 12 months after substantial completion of the building. During the years ended December 31, 2024, 2023, and 2022, the Company capitalized interest of $6.6 million, $5.7 million, and $4.2 million, respectively, on our development and redevelopment projects.

We have a staff of employees directly supporting our development and redevelopment program. All direct internal costs attributable to these development activities are capitalized as part of each development and redevelopment project. The capitalization of costs is directly related to the actual level of development activity occurring. During the years ended December 31, 2024, 2023, and 2022, we capitalized $19.8 million, $13.3 million, and $10.8 million, respectively, of direct internal costs incurred to support our development and redevelopment program.

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

December 31, 2024

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

(d)
Cash, Cash Equivalents, and Restricted Cash

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. As of December 31, 2024 and 2023, $5.6 million and $6.4 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.

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

December 31, 2024

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

Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized through earnings in Net investment (income) loss in the Consolidated Statements of Operations. Debt securities not classified as held to maturity or as trading, are classified as available-for-sale, and are carried at fair value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in the Consolidated Statements of Comprehensive Income.

Equity securities with readily determinable fair values are measured at fair value with changes in the fair value recognized through net income and presented within Net investment (income) loss in the Consolidated Statements of Operations.

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

December 31, 2024

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

(g)
Income Taxes

The Parent Company believes it qualifies, and intends to continue to qualify, as a REIT under the Code. As a REIT, the Parent Company will generally not be subject to federal income tax, provided that distributions to its shareholders are at least equal to REIT taxable income. All wholly-owned corporate subsidiaries of the Operating Partnership have elected to be a TRS or qualify as a REIT. The TRSs are subject to federal and state income taxes and file separate tax returns. As a pass through entity, the Operating Partnership generally does not pay taxes, but its taxable income or loss is reported by its partners, of which the Parent Company, as general partner and approximately 99.4% owner, is allocated its Pro-rata share of tax attributes.

The Company accounts for income taxes related to its TRSs under the asset and liability approach, which requires the recognition of the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records deferred tax liabilities within Accounts payable and other liabilities in the Consolidated Balance Sheets. The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized within Other assets in the Consolidated Balance Sheets. A valuation allowance is recorded to reduce deferred tax assets when it is believed that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent and projected results of operations in order to make that determination.

In addition, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years (2021 and forward for federal and state) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

In addition, the Company has non-cancelable operating leases pertaining to office space from which it conducts its business. Leasehold improvements are capitalized as tenant improvements, presented in Other assets in the Consolidated Balance Sheets, and depreciated over the shorter of the useful life of the improvements or the lease term.

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

(i)
Forward Equity Sales

Our at-the-market (“ATM”) program allows for the sale of common stock through forward sales contracts. These contracts meet all conditions for equity classification, and as such, common stock is recorded at the offering price specified in the contract upon settlement. The Company also accounts for the potential dilution from forward sales contracts in the earnings per share calculations, using the treasury stock method to determine any dilutive impact before settlement. For further details on forward equity sales transactions, refer to Note 12 in the consolidated financial statements.

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

(k)
Stock-Based Compensation

The Company grants stock-based compensation to its employees and directors and recognizes the cost of stock-based compensation based on the grant-date fair value of the award, which is expensed over the vesting period.

When the Parent Company issues common stock as compensation, it simultaneously receives an equal number of common units from the Operating Partnership. The Company contributes all deemed proceeds from the share-based awards granted under the Parent Company's Long-Term Omnibus Plan (the "Plan") to the operating partnership. Consequently, the Parent Company's ownership in the Operating Partnership increases in proportion to the deemed proceeds contributed in exchange for the common units received. As a result of the issuance of common units to the Parent Company for stock-based compensation, the Operating Partnership records the effect of stock-based compensation for awards of equity in the Parent Company.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

The Company's portfolio is located throughout the United States. Management does not distinguish or group its operations on a geographical basis for purposes of allocating resources or capital. The Company’s chief operating decision maker ("CODM") evaluates operating and financial performance for each property on an individual property level; therefore, the Company defines an operating segment as its individual properties. The individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance. For further details on segment information, refer to Note 16 in the consolidated financial statements.

(m)
Investment Risk Concentrations

No single tenant comprised 10% or more of our aggregate annualized base rent ("ABR"). As of December 31, 2024, the Company had three geographic concentrations that individually accounted for at least 10.0% of its aggregate ABR. Real estate properties located in California, Florida and New York-Newark-Jersey City core-based statistical area accounted for 23.4%, 20.5% and 12.3% of ABR, respectively. As the result, this geographic concentration of our portfolio makes it potentially more susceptible to adverse weather, natural disasters or economic events that impact these locations. None of the shopping centers are located outside the United States.

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

December 31, 2024

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

		January 1, 2025	Other than additional disclosure, the adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

ASU 2024-03 requires public business entities to provide additional disclosures that disaggregate certain income statement expense captions into specified categories. The ASU does not impact the presentation of expenses on the face of the income statement but requires additional footnote disclosures to provide users of the financial statements with greater insight into the nature and composition of reported expenses.

January 1, 2027

The Company is assessing the impact this ASU will have on the Company’s financial statement disclosures. While the adoption of this standard is not expected to have a material impact on the financial position or results of operations, it will require enhanced footnote disclosures related to the disaggregation of income statement expenses.

ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments

ASU 2024-04 clarifies guidance on the accounting for inducements offered to holders of convertible debt instruments to encourage them to convert the debt into equity securities. Specifically, the ASU clarifies the recognition and measurement of inducement costs and their impact on the issuer’s financial statements.

January 1, 2026

The Company is assessing the impact this ASU will have on the Company’s financial statement disclosures. The adoption is not expected to have a material effect on our financial position or results of operations, as the Company currently does not have any convertible debt instruments in our financing arrangements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

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

(in thousands)	Purchase Price Allocation
Real estate assets	$1,379,835
Investments in unconsolidated real estate partnerships	35,942
Real estate assets	1,415,777
Cash, accounts receivable and other assets	51,902
Lease intangible assets	128,663
Total assets acquired	1,596,342

Notes payable	284,706
Accounts payable, accrued expenses, and other liabilities	37,500
Lease intangible liabilities	69,583
Total liabilities assumed	391,789
Noncontrolling interest	64,492
Total purchase price	$1,140,061

The acquired assets and assumed liabilities for an acquired operating property generally include, but are not limited to: land, buildings and improvements, identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, and value of acquired in-place leases. This methodology includes estimating an "as-if vacant" fair value of the physical property, which includes land, building, and improvements and also determines the estimated fair value of identifiable intangible assets and liabilities, considering the following categories: (i) value of in-place leases, and (ii) above and below-market value of in-place leases. The fair market value of the acquired operating properties is based on a valuation prepared by Regency with assistance of a third-party valuation specialist. The third-party specialist utilized stabilized NOI and market specific capitalization rates as the primary valuation inputs in determining the fair value of the real estate assets. The fair value of land is generally based on relevant market data, such as a comparison of the subject site to similar parcels that have recently been sold or are currently being offered on the market for sale. Management reviews the inputs used by the third-party specialist as well as the allocation of the purchase price to ensure reasonableness and that the procedures are performed in accordance with management's policy. Management and the third-party valuation specialist prepared their fair value estimates for each of the operating properties acquired. The allocation of the purchase price described above requires a significant amount of judgment and represents management's best estimate of the fair value as of the acquisition date.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

The following table details the weighted average amortization and net accretion periods, in years, of the major classes of intangible assets and intangible liabilities arising from the UBP acquisition:

(in years)	Weighted Average Amortization Period
Assets:
In-place leases	8.0
Above-market leases	7.0
Liabilities:
Below-market leases	18.5

Other Acquisitions

The following tables detail the other properties acquired for the periods set forth below:

(in thousands)		December 31, 2024
Date Purchased	Property Name	City/State	Property Type	Regency's Ownership	Purchase Price (1)	Debt Assumed, Net of Premiums (1)	Intangible Assets (1)	Intangible Liabilities (1)
2/23/2024	The Shops at Stone Bridge	Cheshire, CT	Development	100%	$8,000	—	—	—
5/3/2024	Compo Acres North Shopping Center	Westport, CT	Operating	100%	45,500	—	5,360	2,175
7/16/2024	Jordan Ranch Market	Houston, TX	Development	50%	15,784	—	—	—
8/21/2024	Oakley Shops at Laurel Fields	Oakley, CA	Development	100%	2,120	—	—	—
Total property acquisitions					$71,404	—	5,360	2,175
(1)
Amounts for purchase price and allocation are reflected at 100%.

(in thousands)		December 31, 2023
Date Purchased	Property Name	City/State	Property Type	Regency's Ownership	Purchase Price (1)	Debt Assumed, Net of Premiums (1)	Intangible Assets (1)	Intangible Liabilities (1)
5/1/2023	Sienna Phase 1	Houston, TX	Development	75%	$2,695	—	—	—
5/18/2023	SunVet	Holbrook, NY	Development	100%	24,140	—	—	—
10/11/2023	Nohl Plaza	Orange, CA	Operating	100%	25,328	—	3,940	10,470
12/1/2023	The Longmeadow Shops	Longmeadow, MA	Operating	100%	31,400	—	4,049	1,876
Total property acquisitions					$83,563	—	7,989	12,346
(1)
Amounts for purchase price and allocation are reflected at 100%.

3.
Property Dispositions

The following table provides a summary of consolidated shopping centers and land parcels sold during the periods set forth below:

	Year ended December 31,
(in thousands, except number sold data)	2024	2023	2022
Net proceeds from sale of real estate investments	$108,615	11,167	143,133
Gain on sale of real estate, net of tax	$34,162	661	109,005
Provision for impairment of real estate sold	$1,330	—	—
Number of operating properties sold	6	—	2
Number of land parcels sold	—	5	5
Percent interest sold	100%	100%	100%

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

4.
Investments in Real Estate Partnerships

The Company's investments in real estate partnerships include the following:

	December 31, 2024
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	The Company's Share of Net Income of the Partnership	Net Income of the Partnership
GRI - Regency, LLC (GRIR)	40%	66	$136,972	1,455,471	38,729	91,447
Columbia Regency Partners II, LLC (Columbia II) (1)	20%	22	63,024	623,655	3,938	20,121
Columbia Village District, LLC	30%	1	6,434	99,236	2,220	7,453
Individual Investors
Ballard Blocks	50%	2	59,596	115,784	1,028	2,380
Town & Country Center	35%	1	44,715	259,218	1,810	5,235
Others (2)	12% - 83%	11	88,303	289,793	2,569	10,027
Total investments in real estate partnerships		103	$399,044	2,843,157	50,294	136,663
(1)
Effective September 1, 2024, Columbia Regency Retail Partners, LLC (Columbia I) merged with and into Columbia II with Columbia II being the surviving entity in the merger.
(2)
Effective January 1, 2025, we acquired our partner’s 33.3% share in a single property partnership for a total purchase price of $10.3 million. Following this acquisition, the Company now owns 100% of this property, and has been consolidated into the Company’s financial statements.

	December 31, 2023
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	The Company's Share of Net Income of the Partnership	Net Income of the Partnership
GRI - Regency, LLC (GRIR)	40%	66	$144,371	1,475,611	35,901	84,224
Columbia Regency Retail Partners, LLC (Columbia I)	20%	7	7,045	139,224	1,630	8,559
Columbia Regency Partners II, LLC (Columbia II)	20%	14	42,994	424,672	1,743	8,769
Columbia Village District, LLC	30%	1	6,123	97,522	2,199	7,383
Individual Investors
Ballard Blocks	50%	2	62,140	120,379	1,486	3,297
Town & Country Center	35%	1	42,074	224,579	1,075	3,136
Others	12% - 67%	10	65,858	208,006	6,507	19,770
Total investments in real estate partnerships		101	$370,605	2,689,993	50,541	135,138

The summarized balance sheet information for the investments in real estate partnerships, on a combined basis, is as follows:

	December 31,
(in thousands)	2024	2023
Investments in real estate, net	$2,569,765	2,432,859
Acquired lease intangible assets, net	25,164	16,723
Other assets	248,228	240,411
Total assets	$2,843,157	2,689,993
Notes payable	$1,564,551	1,499,702
Acquired lease intangible liabilities, net	19,045	15,112
Other liabilities	92,911	80,457
Capital - Regency	444,354	418,205
Capital - Third parties	722,296	676,517
Total liabilities and capital	$2,843,157	2,689,993

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

The following table reconciles the Company's capital recorded by the unconsolidated real estate investment partnerships to the Company's investments in real estate partnerships reported in the accompanying Consolidated Balance Sheet:

	December 31,
(in thousands)	2024	2023
Capital - Regency	$444,354	418,205
Basis difference	(45,310)	(47,600)
Investments in real estate partnerships	$399,044	370,605

The revenues and expenses for the investments in real estate partnerships, on a combined basis, are summarized as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Total revenues	$420,281	390,843	378,096
Operating expenses:
Depreciation and amortization	96,239	88,974	86,193
Property operating expense	68,289	65,509	61,224
Real estate taxes	51,986	47,529	42,010
General and administrative	5,201	5,008	5,615
Other operating expenses	5,740	3,119	3,851
Total operating expenses	$227,455	210,139	198,893
Other expense (income):
Interest expense, net	58,451	56,706	54,874
Gain on sale of real estate	(2,288)	(11,140)	(49,424)
Loss on early extinguishment of debt	—	—	587
Total other expense (income)	56,163	45,566	6,037
Net income of the Partnerships	$136,663	135,138	173,166
The Company's share of net income of the Partnerships	$50,294	50,541	59,824

Acquisitions

The following table provides a summary of shopping centers and land parcels acquired through our investments in real estate partnerships for the periods set forth below:

(in thousands)		Year ended December 31, 2024
Date Purchased	Property Name	City/State	Property Type	Real Estate Partner	Regency's Ownership	Purchase Price (1)	Debt Assumed, Net of Premiums (1)	Intangible Assets (1)	Intangible Liabilities (1)
8/30/2024	East Greenwich Square	East Greenwich, RI	Operating	Other	70%	46,650	—	5,127	1,877
10/17/2024	University Commons - Austin	Round Rock, TX	Operating	Columbia II	20%	68,751	—	6,560	5,120
Total property acquisitions						$115,401	—	11,687	6,997
(1)
Amounts reflected for purchase price and allocation are reflected at 100%.

(in thousands)		Year ended December 31, 2023
Date Purchased	Property Name	City/State	Property Type	Real Estate Partner	Regency's Ownership	Purchase Price (1)	Debt Assumed, Net of Premiums (1)	Intangible Assets (1)	Intangible Liabilities (1)
9/19/2023	Old Town Square	Chicago, IL	Operating	Other	20%	27,510	—	3,625	503
Total property acquisitions						$27,510	—	3,625	503
(1)
Amounts reflected for purchase price and allocation are reflected at 100%.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

Dispositions

The following table provides a summary of shopping centers and land parcels disposed of through our investments in real estate partnerships:

	Year ended December 31,
(in thousands)	2024	2023	2022
Proceeds from sale of real estate investments	$2,256	30,659	116,377
Gain on sale of real estate	$2,288	11,140	49,424
The Company's share of gain on sale of real estate	$907	3,161	12,748
Number of operating properties sold	—	1	4
Number of land out-parcels sold	1	—	—

Notes Payable

Scheduled principal repayments on notes payable held by our unconsolidated investments in real estate partnerships as of December 31, 2024, were as follows:

(in thousands) Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency's Pro-Rata Share
2025	$6,727	147,512	—	154,239	49,031
2026	7,393	272,963	35,800	316,156	108,765
2027	7,576	32,800	—	40,376	13,669
2028	4,267	246,605	—	250,872	92,027
2029	2,841	93,500	—	96,341	34,967
Beyond 5 Years	3,847	711,324	—	715,171	280,111
Net unamortized loan costs, debt premium / (discount)	—	(8,603)	—	(8,603)	(3,200)
Total notes payable	$32,651	1,496,101	35,800	1,564,552	575,370

These fixed and variable rate notes payable are all non-recourse to the partnerships, and mature through 2034, with 93.3% having a weighted average fixed interest rate of 3.9%. The remaining notes payable float with SOFR and had a weighted average variable interest rate of 6.8% at December 31, 2024.

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

Management fee income

In addition to earning our share of net income or loss in each of these real estate partnerships, we receive fees as discussed in Note 1, as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Asset management, property management, leasing, and investment and financing services	$27,874	26,954	25,851

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

5.
Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the periods set forth below:

(in thousands)	December 31, 2024	December 31, 2023
Goodwill	$166,739	167,062
Investments	51,820	51,992
Prepaid and other	40,240	40,635
Derivative assets	12,781	14,213
Furniture, fixtures, and equipment, net	7,954	6,662
Deferred financing costs, net	9,512	2,865
Total other assets	$289,046	283,429

The following table presents the goodwill balances and activity during the year ended:

	December 31, 2024			December 31, 2023
(in thousands)	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$294,524	(127,462)	167,062	$300,496	(133,434)	167,062
Goodwill allocated to Properties held for sale	—	—	—	(5,972)	5,972	—
Goodwill associated with disposed reporting units:
Goodwill allocated to Gain on sale of real estate	(1,884)	1,561	(323)	—	—	—
End of year balance	$292,640	(125,901)	166,739	$294,524	(127,462)	167,062

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

6.
Acquired Lease Intangibles

The Company had the following acquired lease intangibles as of the periods set forth below:

	December 31,
(in thousands)	2024	2023
In-place leases	$522,117	543,892
Above-market leases	103,075	103,896
Total intangible assets	625,192	647,788
Accumulated amortization	(395,209)	(364,413)
Acquired lease intangible assets, net	$229,983	283,375
Below-market leases	586,660	609,369
Accumulated amortization	(222,052)	(211,067)
Acquired lease intangible liabilities, net	$364,608	398,302

The following table provides a summary of amortization and net accretion amounts from acquired lease intangibles:

	Year ended December 31,
(in thousands)	2024	2023	2022	Line item in Consolidated Statements of Operations
In-place lease amortization	$49,169	44,102	34,568	Depreciation and amortization
Above-market lease amortization	8,860	6,571	5,828	Lease income
Acquired lease intangible asset amortization	$58,029	50,673	40,396

Below-market lease amortization	$33,883	37,831	28,642	Lease income

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for the next five years are as follows:

(in thousands)
In Process Year Ending December 31,	Amortization of In-place lease intangibles	Net accretion of Above / Below market lease intangibles
2025	$33,173	21,657
2026	26,813	20,878
2027	21,290	19,875
2028	16,909	19,767
2029	14,257	19,091

7.
Leases

Lessor Accounting

Substantially all of the Company's leases are classified as operating leases. The Company's Lease income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per lease contracts, which are primarily related to base rent, and in some cases stated amounts for Recoverable Costs. Income for these amounts is recognized on a straight-line basis.

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

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in Topic 842:

	Year ended December 31,
(in thousands)	2024	2023	2022
Operating lease income
Fixed and in-substance fixed lease income	$1,035,225	928,364	851,409
Variable lease income	356,520	324,037	287,149
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	24,843	30,826	22,543
Uncollectible straight-line rent	(1,885)	1,261	12,510
Uncollectible amounts billable in lease income	(3,324)	(549)	13,841
Total lease income	$1,411,379	1,283,939	1,187,452

Future minimum rental revenue under non-cancelable operating leases, excluding variable lease payments as of December 31, 2024, are as follows:

(in thousands)
For the year ending December 31,
2025	$1,021,232
2026	942,040
2027	825,189
2028	676,595
2029	536,477
Thereafter	2,006,865
Total	$6,008,398

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

At December 31, 2024, the Company had three leases classified as sales-type leases, with lease income recorded over the lease term in the form of variable interest income representing the constant periodic rate of return on the Company’s net investment in the lease, and fixed contractual obligations.

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

In addition, the Company has non-cancelable operating leases for office space used to conduct its business. Office leases expire through the year 2035, and in certain cases, provide for renewal options.

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

Operating lease expense under the Company's ground and office leases were as follows, including straight-line rent expense and variable lease expenses such as CPI increases, percentage rent and reimbursements of landlord costs:

	Year ended December 31,
(in thousands)	2024	2023	2022
Fixed operating lease expense
Ground leases	$15,420	14,727	13,759
Office leases	3,689	4,103	4,162
Total fixed operating lease expense	19,109	18,830	17,921
Variable lease expense
Ground leases	1,953	1,586	1,591
Office leases	592	729	611
Total variable lease expense	2,545	2,315	2,202
Total lease expense	$21,654	21,145	20,123
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows for operating leases	$16,212	15,823	14,656

The following table summarizes the undiscounted future cash flows by year attributable to the operating lease liabilities for ground and office leases as of December 31, 2024, and provides a reconciliation to the Lease liabilities included in the accompanying Consolidated Balance Sheets:

(in thousands)	Lease Liabilities
For the years ending December 31,	Ground Leases	Office Leases	Total
2025	$12,871	3,904	16,775
2026	12,793	3,947	16,740
2027	12,819	2,748	15,567
2028	12,960	1,899	14,859
2029	12,993	733	13,726
Thereafter	687,963	1,269	689,232
Total undiscounted lease liabilities	$752,399	14,500	766,899
Present value discount	(520,621)	(1,417)	(522,038)
Lease liabilities	$231,778	13,083	244,861
Weighted average discount rate	5.5%	4.1%
Weighted average remaining term (in years)	48.7	4.3

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

8. Income Taxes

The Company has elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code with certain of its subsidiaries treated as taxable REIT subsidiary entities, which are subject to federal and state income taxes. The following table summarizes the tax status of dividends paid on our common stock:

	Year ended December 31,
	2024		2023		2022
Dividend per share	$2.84	(1)	2.56	(2)	2.53	(3)
Ordinary income	99%		100%		100%
Capital gain (4)	1%		—%		—%
Additional tax status information:
Qualified dividend income	—%		—%		—%
Section 199A dividend	99%		100%		100%
Section 897 ordinary dividends	—%		—%		—%
Section 897 capital gains	—%		—%		—%
(1)
During 2024, the Company declared four quarterly dividends, the last of which was paid on January 3, 2025, and was fully allocated to the 2024 dividend period.
(2)
During 2023, the Company declared four quarterly dividends, the last of which was paid on January 3, 2024, with a portion allocated to the 2023 dividend period, and the balance allocated to 2024.
(3)
During 2022, the Company declared four quarterly dividends, the last of which was paid on January 4, 2023, with a portion allocated to the 2022 dividend period, and the balance allocated to 2023.
(4)
For 2024, Pursuant to Treasury Regulation Section 1.1061-6(c), the “One Year Amounts Disclosure” is 100% of the capital gain distributions allocated to each shareholder and “Three Year Disclosure” is 64.75% of the capital gain distributions allocated to each shareholder.

The following table summarizes the tax status of dividends paid on our Series A preferred stock:

	Year ended December 31,
	2024	2023
Dividend per share	$1.56	0.39
Ordinary income	99%	100%
Capital gain	1%	—%
Additional tax status information:
Qualified dividend income	—%	—%
Section 199A dividend	99%	100%
Section 897 ordinary dividends	—%	—%
Section 897 capital gains	—%	—%

The following table summarizes the tax status of dividends paid on our Series B preferred stock:

	Year ended December 31,
	2024	2023
Dividend per share	$1.47	0.37
Ordinary income	99%	100%
Capital gain	1%	—%
Additional tax status information:
Qualified dividend income	—%	—%
Section 199A dividend	99%	100%
Section 897 ordinary dividends	—%	—%
Section 897 capital gains	—%	—%

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

Our consolidated expense (benefit) for income taxes for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Income tax expense (benefit):
Current	$7,571	796	(332)
Deferred	(3,026)	99	293
Total income tax expense (benefit) (1)	$4,545	895	(39)
(1)
Includes $924, $895 and $(39) of tax expense (benefit) presented within Other operating expenses during the years ended December 31, 2024, 2023, and 2022, respectively. Additionally, $3,621 of tax expense is presented within Gain on sale of real estate, net of tax, during the year ended December 31, 2024.

The TRS entities are subject to federal and state income taxes and file separate tax returns. Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate to pretax income of the TRS entities, as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Computed expected tax expense (benefit)	$2,723	371	504
State income tax, net of federal benefit	1,376	60	52
Valuation allowance	406	227	(323)
Permanent items	2	2	1
All other items	38	235	(273)
Total income tax expense (1)	4,545	895	(39)
Income tax expense attributable to operations (1)	$4,545	895	(39)
(1)
Includes $924, $895 and $(39) of tax expense (benefit) presented within Other operating expenses during the years ended December 31, 2024, 2023, and 2022, respectively. Additionally, $3,621 of tax expense is presented within Gain on sale of real estate, net of tax, during the year ended December 31, 2024.

The tax effects of temporary differences (included in Accounts payable and other liabilities in the accompanying Consolidated Balance Sheets) are summarized as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets
Other	2,301	1,893
Deferred tax assets	2,301	1,893
Valuation allowance	(2,301)	(1,893)
Deferred tax assets, net	$—	—
Deferred tax liabilities
Fixed assets	(9,324)	(12,563)
Other	(972)	(780)
Deferred tax liabilities	(10,296)	(13,343)
Net deferred tax liabilities	$(10,296)	(13,343)

The Company believes it is more likely than not that the remaining deferred tax assets will not be realized unless tax planning strategies are implemented.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

9.
Notes Payable and Unsecured Credit Facility

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

	Maturing Through	Weighted Average Contractual Rate	Weighted Average Effective Rate	December 31,
(in thousands)				2024	2023
Notes payable:
Fixed rate mortgage loans	6/1/2037	3.9%	4.3%	$337,703	449,615
Variable rate mortgage loans (1)	1/31/2032	4.3%	4.4%	282,117	299,579
Fixed rate unsecured debt	3/15/2049	4.1%	4.3%	3,723,880	3,252,755
Total notes payable, net				4,343,700	4,001,949
Unsecured credit facility:
$1.5 Billion Line of Credit (the "Line") (2)	3/23/2028	5.3%	5.6%	65,000	152,000
Total unsecured credit facility				65,000	152,000
Total debt outstanding				$4,408,700	4,153,949
(1)
As of December 31, 2024, 96.1% of the Variable rate mortgage loans are fixed through interest rate swaps.
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

The Company is required to comply with certain financial covenants for its unsecured public debt as defined in the indenture agreements such as the following ratios: Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of December 31, 2024, management of the Company believes it is in compliance with all financial covenants for its unsecured public debt.

Unsecured Credit Facilities

The Company has an unsecured line of credit facility (the "Line") pursuant to the Sixth Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of January 18, 2024, by and among the Company and financial institutions party thereto, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent. The Credit Agreement provides for an unsecured revolving credit facility in the amount of $1.50 billion for a term of four years (plus two six-month extension options) and includes an accordion feature which permits the borrower to request increases in the size of the revolving loan facility by up to an additional $1.50 billion. The interest rate on the revolving credit facility is equal to SOFR plus a margin that is determined based on the borrower’s long-term unsecured debt ratings and ratio of indebtedness to total asset value. The Credit Agreement also incorporates sustainability-linked adjustments to the interest rate, which provide for upward or downward adjustments to the applicable margin if the Company achieves, or fails to achieve, certain specified targets based on Scope 1 and Scope 2 emission standards as set forth in the Credit Agreement.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

At December 31, 2024, the Line had an available capacity of $1.4 billion, which is reduced by the balance of outstanding borrowings and commitments from issued letters of credit. The Line accrues interest at a variable rate of SOFR plus an applicable spread of 0.82% and a 0.125% commitment fee.

The Company is required to comply with certain financial covenants as defined in the Credit Agreement, including the Ratio of Indebtedness to Total Asset Value ("TAV"), Ratio of Unsecured Indebtedness to Unencumbered Asset Value, Ratio of Adjusted EBITDA to Fixed Charges, Ratio of Secured Indebtedness to TAV, Ratio of Unencumbered Net Operating Income to Unsecured Interest Expense, and other covenants customary with this type of unsecured financing. As of December 31, 2024, the Company is in compliance with all financial covenants for the Line.

Scheduled principal payments and maturities on notes payable and unsecured credit facilities were as follows:

(in thousands)	December 31, 2024
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2025	$9,798	52,537	250,000	312,335
2026	10,040	147,847	200,000	357,887
2027	7,133	222,558	525,000	754,691
2028	5,402	42,004	365,000	412,406
2029	2,786	53,620	425,000	481,406
Beyond 5 Years	5,170	68,466	2,050,000	2,123,636
Unamortized debt premium/(discount) and issuance costs	—	(7,541)	(26,120)	(33,661)
Total	$40,329	579,491	3,788,880	4,408,700
(1)
Includes unsecured public and private debt and unsecured credit facilities.

The Company was in compliance as of December 31, 2024, with all debt covenants.

10.
Derivative Instruments

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

Detail on the Company's interest rate derivatives outstanding is as follows:

(in thousands, except number of instruments data)	December 31,
Interest Rate Swaps	2024	2023
Notional amount	$301,444	294,928
Number of instruments	14	15

Detail on the fair value of the Company's interest rate derivatives is as follows:

(in thousands)	December 31,
Interest rate swaps classified as:	2024	2023
Derivative assets	$12,781	14,213
Derivative liabilities	(423)	(1,335)

Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not use derivatives for trading or speculative purposes and, as of December 31, 2024, does not have any derivatives that are not designated as hedges.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying Consolidated Financial Statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative				Location and Amount of Loss (Gain) Reclassified from AOCI into Income				Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Year ended December 31,				Year ended December 31,				Year ended December 31,
(in thousands)	2024	2023	2022		2024	2023	2022		2024	2023	2022
Interest rate swaps	$12,523	(2,448)	20,061	Interest (income) expense, net	$(8,895)	(7,536)	833	Interest expense, net	$180,119	154,249	146,186
								Loss (gain) on early extinguishment of debt	$180	(99)	—

As of December 31, 2024, the Company expects approximately $2.5 million of accumulated comprehensive income on derivative instruments in AOCI, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

11.
Fair Value Measurements
(a)
Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except those instruments listed below:

	December 31,
	2024		2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$31,790	31,755	$2,109	2,109
Financial liabilities:
Notes payable, net	$4,343,700	4,141,096	$4,001,949	3,763,152
Unsecured credit facilities (1)	$65,000	65,000	$152,000	152,000
(1)
The carrying amounts approximated its fair values due to the variable nature of the terms.

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of December 31, 2024 and 2023, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

December 31, 2024

(b)
Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment (income) loss in the accompanying Consolidated Statements of Operations, and include unrealized gains of $4.5 million for the year ended December 31, 2024, unrealized gains of $4.2 million for the year ended December 31, 2023 and unrealized losses of $8.0 million for the year ended December 31, 2022.

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2024
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities	$39,419	39,419	—	—
Available-for-sale debt securities	12,401	—	12,401	—
Interest rate derivatives	12,781	—	12,781	—
Total	$64,601	39,419	25,182	—
Liabilities:
Interest rate derivatives	$(423)	—	(423)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis:

	Fair Value Measurements as of December 31, 2024
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Real estate assets	$10,915	—	10,915	—	(12,974)

During the year ended December 31, 2024, the Company recorded a $14.3 million Provision for impairment on two operating properties. One property was sold within the reporting period with a $1.3 million provision for impairment. The second property is classified as held and used, and was impaired as a result of management's change in expected hold period and the carrying value exceeded the estimated fair value. The estimated fair value was based on letters of intent from third-party offers for the property and is reflected in the table above within the Level 2 fair value hierarchy.

During the year ended December 31, 2023, there were no real estate assets measured at fair value on a nonrecurring basis.

12.
Equity and Capital

Preferred Stock of the Parent Company

Terms and conditions of the preferred stock outstanding are summarized as follows:

	Preferred Stock Outstanding as of December 31, 2024
	Date of Issuance	Shares Issued and Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series A	8/18/2023	4,600,000	$115,000,000	6.250%	On demand
Series B	8/18/2023	4,400,000	110,000,000	5.875%	On demand
		9,000,000	$225,000,000

	Preferred Stock Outstanding as of December 31, 2023
	Date of Issuance	Shares Issued and Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series A	8/18/2023	4,600,000	$115,000,000	6.250%	On demand
Series B	8/18/2023	4,400,000	110,000,000	5.875%	On or after 10/1/2024
		9,000,000	$225,000,000

Each series of Preferred Stock is non-voting, has no stated maturity and is redeemable for cash at $25.00 per share at the Company's option. The holders of the Preferred Stock have general preference rights over common stockholders with respect to liquidation and quarterly distributions. Except under certain limited conditions, holders of the Preferred Stock will not be entitled to vote. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Preferred Stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

Company's Articles of Incorporation, the holders of the Preferred Stock will have the right to convert all or part of the shares of the Preferred Stock held by such holders on the applicable conversion date into a number of shares of Common Stock.

Dividends Declared

On February 4, 2025, the Board:

•
Declared a dividend on the Series A Preferred Stock, which will be paid at a rate of $0.390625 per share on April 30, 2025. The dividend will be payable to holders of record of the Series A Preferred Stock as of the close of business on April 15, 2025; and
•
Declared a dividend on the Series B Preferred Stock, which will be paid at a rate of $0.367200 per share on April 30, 2025 The dividend will be payable to holders of record of the Series B Preferred Stock as of the close of business on April 15, 2025.

Common Stock of the Parent Company

Dividends Declared

On February 4, 2025, the Board declared a common stock dividend of $0.705 per share, payable on April 2, 2025, to shareholders of record as of March 12, 2025.

At the Market ("ATM") Program

Under the Parent Company's ATM Program, as authorized by the Board, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. The timing of sales, if any, will be dependent on market conditions and other factors.

During 2024, the Company entered into forward sale agreements under its ATM program through which the Parent Company is obligated to issue 1,339,377 shares of its common stock at a weighted average offering price of $74.66 before any underwriting discount and offering expenses.  The shares under the forward sales agreements must be settled within one year of their trade dates, which vary by agreement, and range from November 26, 2025, to December 5, 2025.  Upon settlement, subject to certain exceptions, the Company may elect, in its sole discretion, to physically settle, cash settle, or net share settle all or any portion of our obligations under any forward sale agreement.

No shares have been settled as of December 31, 2024. Proceeds from the issuance of shares are expected to be approximately $100.0 million before any underwriting discount and offering expenses and are expected to be used to fund acquisitions of operating properties, fund developments and redevelopments, and for general corporate purposes.

As of December 31, 2024, and after giving effect to the aforementioned forward equity offering, $400 million of common stock remained available for issuance under this ATM Program.

Stock Repurchase Program

On February 8, 2023, the Board authorized a common stock repurchase program under which the Company may purchase, up to a maximum of $250.0 million of its outstanding common stock through open market transactions, and/or in privately negotiated transactions (referred to as the "Repurchase Program"). The timing and price of stock repurchases, if any, are dependent upon market conditions and other factors. The stock repurchased, if not retired, is treated as treasury stock. The Board's authorization for the Repurchase Program was set to expire on February 7, 2025, unless modified, extended or terminated earlier by the Board at its discretion.

During the year ended December 31, 2023, the Company executed multiple trades, repurchasing 349,519 common shares under the Repurchase Program for a total of $20.0 million at a weighted average price of $57.22 per share. These shares were repurchased through open market transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act of 1934, as amended (the "Exchange Act"). All repurchased shares were retired on their respective settlement dates.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

During the second quarter of 2024, the Company executed multiple trades, repurchasing 3.3 million common shares under the Repurchase Program for a total of $200.0 million at a weighted average price of $60.48 per share. These shares were repurchased through open market transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. All repurchased shares were retired on the respective settlement dates.

On July 31, 2024, the Board authorized a new common stock repurchase program under which the Company may purchase up to $250.0 million of shares of its outstanding common stock (the "New Repurchase Program"). The New Repurchase Program replaces and supersedes, in all respects, the Repurchase Program. Under the New Repurchase Program, the Company may repurchase shares through open market transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The Board's authorization for the New Repurchase Program expires on June 30, 2026, unless modified, extended or earlier terminated by the Board in its discretion. Any common stock repurchased, if not retired, will be treated as treasury stock.

At December 31, 2024, $250.0 million remained available under the New Repurchase Program.

Preferred Units of the Operating Partnership

The number of Series A Preferred Units and Series B Preferred Units, respectively, issued by the Operating Partnership is equal to the number of Series A Preferred Stock and Series B Preferred Stock, respectively, issued by the Parent Company.

Common Units of the Operating Partnership

Common Units are issued, or redeemed and retired, for each share of the Parent Company stock issued or redeemed, or retired, as described above. During the year ended December 31, 2024, 10,795 Common Units were exchanged for shares of Parent Company common stock.

During the year ended December 31, 2023, the Operating Partnership issued 520,589 EOP, valued at $31.3 million, as partial purchase price consideration for the acquisition of two properties. In addition, 3,340 Common Units were exchanged for shares of Parent Company common stock, and 151,228 Common Units were redeemed for $9.2 million in cash at the Parent Company's election.

General Partners

The Parent Company, as general partner, owned the following Common Units outstanding:

	December 31,
(in thousands)	2024	2023
Common Units owned by the general partner	181,361	184,581
Common Units owned by the limited partners	1,097	1,108
Total Common Units outstanding	182,458	185,689
Percentage of Common Units owned by the general partner	99.4%	99.4%

13.
Stock-Based Compensation

The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations and recognizes forfeitures as they occur.

	Year ended December 31,
(in thousands)	2024	2023	2022
Restricted stock (1)	$18,549	17,277	16,667
Directors' fees paid in common stock and other employee stock grants	528	590	589
Capitalized stock-based compensation	(1,941)	(954)	(735)
Stock-based compensation, net of capitalization (2)	$17,136	16,913	16,521
(1)
Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.
(2)
In addition, the Company expensed within Other operating expenses $6.4 million and $3.2 million during 2024 and 2023, respectively, in connection with restricted stock units related to the acquisition of UBP.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

The Company established its Omnibus Incentive Plan (the "Plan") under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of the Parent Company's common stock or stock options. As of December 31, 2024, there were 3.8 million shares available for grant under the Plan.

Restricted Stock Units

The Company grants restricted stock under the Plan to its employees as a form of long-term compensation and retention. The terms of each restricted stock grant vary depending upon the participant's responsibilities and position within the Company. The Company's stock grants can be categorized as either time-based awards, performance-based awards, or market-based awards. All awards are valued at grant date fair value, earn dividends throughout the vesting period, and have no voting rights. Fair value is measured using the grant date market price for all time-based and performance-based awards. Market based awards are valued using a Monte Carlo simulation model to estimate the fair value based on the probability of satisfying the market conditions and the projected stock price at the time of payout, discounted to the valuation date over a three year performance period. Assumptions used in the estimate include historic volatility over the previous three year period, risk-free interest rates, and Regency's historic daily return as compared to the market index. Since the award payout includes dividend equivalents and the total shareholder return includes the value of dividends, no dividend yield assumption is required for the valuation. Compensation expense is measured at the grant date and recognized on a straight-line basis over the requisite service period for the entire award, regardless of whether the market condition is ultimately achieved.

The following table summarizes non-vested restricted stock activity:

	Year ended December 31, 2024
	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2023	754,518
Time-based awards granted (1) (4)	175,396		$61.98
Performance-based awards granted (2) (4)	17,137		$62.21
Market-based awards granted (3) (4)	158,807		$58.36
Change in market-based awards earned for performance (3)	7,306		$63.42
Vested (5)	(304,785)		$63.17
Forfeited	(4,590)		$64.43
Non-vested as of December 31, 2024 (6)	803,789	$59,424
(1)
Time-based awards vest beginning on the first anniversary following the grant date over a one or four year service period. These grants are subject only to continued employment and are not dependent on future performance measures. Accordingly, if such vesting criteria are not met, compensation cost previously recognized is reversed.
(2)
Performance-based awards are earned subject to performance measurements. Once the performance criteria are achieved and the actual number of shares earned is determined, shares vest over a required service period. The Company considers the likelihood of meeting the performance criteria based upon management's estimates from which it determines the amounts recognized as expense on a periodic basis.
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

	Year ended December 31,
	2024	2023	2022
Expected volatility	25.50%	45.50%	43.10%
Risk free interest rate	4.14%	3.75%	1.39%
(4)
The weighted-average grant price for restricted stock granted during the years is summarized below:

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

	Year ended December 31,
	2024	2023	2022
Weighted-average grant date fair value for restricted stock	$60.36	$68.28	$72.86
(5)
The total intrinsic value of restricted stock vested during the years is summarized below (in thousands):

	Year ended December 31,
	2024	2023	2022
Intrinsic value of restricted stock vested	$19,254	$19,717	$17,797
(6)
As of December 31, 2024, there was $22.7 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years. The Company issues new restricted stock from its authorized shares available at the date of grant.

14.
Saving and Retirement Plans

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees and permits participants to defer eligible compensation up to the maximum allowable amount determined by the IRS. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $5,000 of their eligible compensation, is fully vested and funded as of December 31, 2024. Additionally, an annual profit sharing contribution may be made, which are fully vested after three years in service. Costs for Company contributions to the plan totaled $5.6 million, $5.3 million, and $4.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Non-Qualified Deferred Compensation Plan ("NQDCP")

The Company maintains a NQDCP which allows select employees and directors to defer part or all of their cash bonus, director fees, and vested restricted stock units. All contributions into the participants' accounts are fully vested upon contribution to the NQDCP and are deposited in a Rabbi trust.

The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

	Year ended December 31,
(in thousands)	2024	2023	Location in Consolidated Balance Sheets
Assets:
Securities	$33,555	31,852	Other assets
Liabilities:
Deferred compensation obligation	$33,473	31,770	Accounts payable and other liabilities

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

15.
Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands, except per share data)	2024	2023	2022
Numerator:
Net income attributable to common shareholders - basic	$386,738	359,500	482,865
Net income attributable to common shareholders - diluted	$386,738	359,500	482,865
Denominator:
Weighted average common shares outstanding for basic EPS	182,817	176,085	171,404
Weighted average common shares outstanding for diluted EPS (1)	183,040	176,371	171,791
Net income per common share – basic	$2.12	2.04	2.82
Net income per common share – diluted	$2.11	2.04	2.81
(1)
Using the treasury stock method, the calculation includes the dilutive effect of unvested restricted stock and shares to be issued under the forward sale agreements.

The effect of the assumed exchange of the EOP units and certain other exchangeable units had an anti-dilutive effect upon the calculation of net income attributable to the common shareholders per share. Accordingly, the impact of such assumed exchanges has not been included in the determination of diluted net income per share calculations. Weighted average EOP units outstanding were 1,099,187, 953,085 and 748,336 for the year ended December 31, 2024, 2023 and 2022, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit ("EPU"):

	Year ended December 31,
(in thousands, except per unit data)	2024	2023	2022
Numerator:
Net income attributable to common unit holders - basic	$389,076	361,508	484,970
Net income attributable to common unit holders - diluted	$389,076	361,508	484,970
Denominator:
Weighted average common units outstanding for basic EPU	183,916	177,038	172,152
Weighted average common units outstanding for diluted EPU (1)	184,139	177,324	172,540
Net income per common unit – basic	$2.12	2.04	2.82
Net income per common unit – diluted	$2.11	2.04	2.81
(1)
Using the treasury stock method, the calculation includes the dilutive effect of unvested restricted units and units to be issued under the forward sale agreements.

The effect of the assumed exchange of certain other exchangeable units had an anti-dilutive effect upon the calculation of net income attributable to the common unit holders per share. Accordingly, the impact of such assumed exchanges has not been included in the determination of diluted net income per unit calculations.

16.
Segment Information

The Company's business consists of acquiring, developing, owning, and operating income-producing retail real estate in the United States of America ("USA" or "United States"). The Company owns and manages a portfolio of neighborhood and community shopping centers, anchored primarily by grocers. Nearly all of the Company's consolidated revenues are generated from real estate investments in shopping centers.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

The Company derives revenue primarily by leasing retail spaces to tenants under long-term leases with varying terms that generally provide for fixed payments of base rent with stated increases over the lease term. Some leases also include provisions for additional percentage rent based on tenant sales performance. Additionally, most lease agreements contain provisions requiring tenants to reimburse their share of actual real estate taxes, insurance and CAM costs incurred by the Company.

The Company’s CODM is the Executive Committee, which is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and the Chief Investment Officer. The CODM evaluates the performance of shopping centers and allocates resources on an individual property basis. Consequently, the Company defines its operating segments as individual properties. These operating segments are aggregated into one reportable segment due to similarities in the nature and economics of the centers, tenant profiles, operating processes, and long-term financial performance. The accounting policies for the shopping centers segment are consistent with those described in the Summary of Significant Accounting Policies.

The CODM assesses the performance of each shopping center and allocates resources based on Net Operating Income (“NOI”). NOI is calculated as the sum of base rent, percentage rent, termination fee income, tenant recoveries, other lease income, and other property income, less operating and maintenance expenses, real estate taxes, ground rent, termination expense, and uncollectible lease income. NOI excludes items such as straight-line rental income and expense, above and below market rent and ground rent amortization, tenant lease inducement amortization, and other fees. The Company’s NOI also includes its share of NOI from unconsolidated real estate investment partnerships. The Company does not report asset information for the segment because it is not used to evaluate performance or regularly provided to the CODM.

The CODM uses NOI to evaluate income generated from shopping centers (i.e., return on assets) and to guide decisions on capital investments. These decisions may include acquisitions, investments in real estate developments and/or capital improvement.

The following tables provide information about the shopping centers segment revenues, significant expenses, NOI and the reconciliations of these amounts to the Company’s consolidated Net income and Total revenues:

	Year ended December 31,
	2024	2023	2022
Lease income	$1,548,929	1,413,079	1,312,532
Other property income	15,450	12,260	11,247
Less:
Straight-line rent on lease income	(22,193)	(13,559)	(27,220)
Above/below market rent amortization, net	(25,612)	(31,604)	(23,021)
Total real estate revenues	1,516,574	1,380,176	1,273,538
Operating expenses (1)	(267,660)	(247,792)	(213,085)
Real estate taxes	(201,546)	(181,096)	(163,667)
NOI	$1,047,368	951,288	896,786
Reconciliation of Total real estate revenues to Total revenues:
Total real estate revenues	1,516,574	1,380,176	1,273,538
Consolidated:
Straight-line rent on lease income	20,300	10,788	24,272
Above/below market rent amortization, net	24,843	30,826	22,543
Management, transaction, and other fees	27,874	26,954	25,851
Add: Share of noncontrolling interests	11,859	10,865	10,683
Less: Share of unconsolidated real estate partnerships	(147,546)	(137,143)	(132,865)
Total revenues	$1,453,904	1,322,466	1,224,022
(1)
Operating expenses include Operating and maintenance, Ground rent and Termination expense

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

	Year ended December 31,
	2024	2023	2022
Reconciliation of NOI to Net income:
NOI	1,047,368	951,288	896,786
Consolidated:
Straight-line rent on lease income	20,300	10,788	24,272
Above/below market rent amortization, net	24,843	30,826	22,543
Management, transaction, and other fees	27,874	26,954	25,851
Straight-line rent on ground rent	(1,350)	(1,405)	(1,610)
Above/below market ground rent amortization	(2,142)	(1,696)	(1,548)
Depreciation and amortization	(394,714)	(352,282)	(319,697)
General and administrative	(101,465)	(97,806)	(79,903)
Other operating expenses	(10,867)	(9,459)	(6,166)
Other expense, net	(154,260)	(147,824)	(44,102)
Add: Share of noncontrolling interests excluded from NOI	8,293	7,571	7,433
Less: Equity in income of investments in real estate excluded from NOI	(54,040)	(46,088)	(35,824)
Net income	$409,840	370,867	488,035

17.
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

Environmental

The Company is subject to numerous environmental laws and regulations. With respect to applicability to the Company, these pertain primarily to chemicals historically used by certain current and former dry-cleaning tenants, the existence of asbestos in older shopping centers, underground petroleum storage tanks and other historic land uses. The Company believes that the ultimate disposition of currently known environmental matters will not have a material effect on its financial position, liquidity, or operations. The Company can give no assurance that existing environmental studies with respect to its shopping centers have revealed all potential environmental contamination; that its estimate of liabilities will not change as more information becomes available; that any previous owner, occupant or tenant did not create any material environmental condition not known to the Company; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; and that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Company.

The Company had accrued liabilities of $17.3 million and $16.5 million for environmental remediation, which are included in Accounts payable, and other liabilities on the Company’s Consolidated Balance Sheets,, as of December 31, 2024 and 2023, respectively.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an aggregate amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance subsidiary and to facilitate the construction of development projects. The Company had $10.9 million and $8.5 million in letters of credit outstanding as of December 31, 2024, and 2023, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2024

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
101 7th Avenue	NY	$—	48,340	34,895	(71,357)	7,020	4,858	11,878	(962)	1930	2017
111 Kraft Avenue	NY	—	1,220	3,932	28	1,220	3,960	5,180	(149)	1902	2023
1175 Third Avenue	NY	—	40,560	25,617	6,071	40,560	31,688	72,248	(5,190)	1995	2017
1225-1239 Second Ave	NY	—	23,033	17,173	(678)	23,033	16,495	39,528	(3,400)	1987	2017
200 Potrero	CA	—	4,860	2,251	135	4,860	2,386	7,246	(620)	1928	2017
22 Crescent Road	CT	—	2,198	272	(318)	2,152	—	2,152	—	1984	2017
25 Valley Drive	CT	—	3,141	2,945	15	3,141	2,960	6,101	(151)	1977	2023
260-270 Sawmill Road	NY	—	3,943	58	—	3,943	58	4,001	(6)	1953	2023
27 Purchase Street	NY	—	903	2,239	71	903	2,310	3,213	(92)		2023
321-323 Railroad Ave	CT	—	3,044	2,414	33	3,044	2,447	5,491	(120)	1983	2023
410 South Broadway	NY	—	2,372	1,603	—	2,372	1,603	3,975	(60)	1936	2023
470 Main Street	CT	—	1,021	4,361	55	1,021	4,416	5,437	(264)	1972	2023
48 Purchase Street	NY	—	1,214	4,414	17	1,214	4,431	5,645	(167)		2023
4S Commons Town Center	CA	—	30,760	35,830	3,983	30,812	39,761	70,573	(32,030)	2004	2004
6401 Roosevelt	WA	—	2,685	934	362	2,685	1,296	3,981	(199)	1929	2019
90 - 30 Metropolitan Avenue	NY	—	16,614	24,171	485	16,614	24,656	41,270	(5,627)	2007	2017
91 Danbury Road	CT	—	732	851	—	732	851	1,583	(220)	1965	2017
970 High Ridge Center	CT	—	5,695	5,204	62	5,695	5,266	10,961	(268)	1960	2023
Airport Plaza	CT	—	1,293	11,119	5	1,293	11,124	12,417	(470)	1974	2023
Alafaya Village	FL	—	3,004	5,852	340	3,004	6,192	9,196	(1,609)	1986	2017
Alden Bridge	TX	(26,000)	17,014	21,958	810	17,014	22,768	39,782	(3,275)	1998	2002
Aldi Square	CT	—	6,394	1,704	—	6,394	1,704	8,098	(163)	2014	2023
Amerige Heights Town Center	CA	—	10,109	11,288	1,644	10,109	12,932	23,041	(7,250)	2000	2000
Anastasia Plaza	FL	—	9,065	—	(2,298)	3,012	3,755	6,767	(2,026)	1988	1993
Apple Valley Square	MN	—	5,438	21,328	(2,588)	5,451	18,727	24,178	(3,460)	1998	2006
Arcadian Shopping Center	NY	—	14,546	26,716	604	14,546	27,320	41,866	(1,207)	1978	2023
Ashford Place	GA	—	2,584	9,865	1,899	2,584	11,764	14,348	(9,852)	1993	1997
Atlantic Village	FL	—	4,282	18,827	2,143	4,868	20,384	25,252	(7,102)	2014	2017
Avenida Biscayne	FL	—	88,098	20,771	2,228	91,150	19,947	111,097	(5,179)	1991	2017
Aventura Shopping Center	FL	—	2,751	10,459	11,159	9,486	14,883	24,369	(6,247)	2017	1994
Baederwood Shopping Center	PA	(24,365)	12,016	33,556	848	12,016	34,404	46,420	(3,420)	1999	2023
Balboa Mesa Shopping Center	CA	—	23,074	33,838	14,036	27,758	43,190	70,948	(22,430)	2014	2012
Banco Popular Building	FL	—	2,160	1,137	(1,289)	2,003	5	2,008	—	1971	2017
Belleview Square	CO	—	8,132	9,756	5,292	8,323	14,857	23,180	(11,312)	2013	2004
Belmont Chase	VA	—	13,881	17,193	(173)	14,372	16,529	30,901	(10,378)	2014	2014
Berkshire Commons	FL	—	2,295	9,551	3,112	2,965	11,993	14,958	(10,213)	1992	1994
Bethany Park Place	TX	(10,200)	4,832	12,405	534	4,832	12,939	17,771	(1,941)	1998	1998
Bethel Hub Center	CT	—	1,738	3,918	144	1,738	4,062	5,800	(199)	1957	2023
Biltmore Shopping Center	NY	—	4,632	3,766	39	4,632	3,805	8,437	(187)	1967	2023
Bird 107 Plaza	FL	—	10,371	5,136	152	10,371	5,288	15,659	(1,673)	1990	2017
Bird Ludlam	FL	—	42,663	38,481	1,353	42,663	39,834	82,497	(10,952)	1998	2017
Black Rock	CT	(15,148)	22,251	20,815	702	22,251	21,517	43,768	(8,161)	1996	2014
Blakeney Town Center	NC	—	82,411	89,165	4,066	82,491	93,151	175,642	(11,316)	2006	2021
Bloomfield Crossing	NJ	—	3,365	11,453	6	3,365	11,459	14,824	(534)		2023
Bloomingdale Square	FL	—	3,940	14,912	23,599	8,639	33,812	42,451	(15,482)	2021	1998
Blossom Valley	CA	(22,300)	31,988	5,850	737	31,988	6,587	38,575	(1,197)	1990	1999

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2024

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
Boca Village Square	FL	—	43,888	9,726	419	43,888	10,145	54,033	(3,876)	2014	2017
Boonton ACME Shopping Center	NJ	(10,358)	8,664	9,601	—	8,664	9,601	18,265	(533)	1999	2023
Boulevard Center	CO	—	3,659	10,787	4,840	3,659	15,627	19,286	(10,223)	1986	1999
Boynton Lakes Plaza	FL	—	2,628	11,236	5,382	3,606	15,640	19,246	(10,396)	2012	1997
Boynton Plaza	FL	—	12,879	20,713	810	12,879	21,523	34,402	(6,170)	2015	2017
Brentwood Plaza	MO	—	2,788	3,473	416	2,788	3,889	6,677	(2,113)	2002	2007
Briarcliff La Vista	GA	—	694	3,292	1,122	694	4,414	5,108	(3,515)	1962	1997
Briarcliff Village	GA	—	4,597	24,836	6,316	5,519	30,230	35,749	(23,762)	1990	1997
Brick Walk	CT	(30,591)	25,299	41,995	2,283	25,299	44,278	69,577	(14,980)	2007	2014
BridgeMill Market	GA	—	7,521	13,306	1,221	7,522	14,526	22,048	(4,929)	2000	2017
Bridgeton	MO	—	3,033	8,137	740	3,067	8,843	11,910	(4,272)	2005	2007
Brighten Park	GA	—	3,983	18,687	12,248	3,887	31,031	34,918	(24,273)	2016	1997
Broadway Plaza	NY	—	40,723	42,170	2,593	40,723	44,763	85,486	(12,008)	2014	2017
Brooklyn Station on Riverside	FL	—	7,019	8,688	358	6,998	9,067	16,065	(3,831)	2013	2013
Brookside Plaza	CT	—	35,161	17,494	8,185	36,238	24,602	60,840	(8,602)	2006	2017
Buckhead Court	GA	—	1,417	7,432	4,642	1,417	12,074	13,491	(10,806)	1984	1997
Buckhead Landing	GA	—	45,502	16,642	25,563	51,511	36,196	87,707	(3,085)	1998/2024	2017
Buckhead Station	GA	—	70,411	36,518	3,033	70,448	39,514	109,962	(12,377)	1996	2017
Buckley Square	CO	—	2,970	5,978	1,622	2,921	7,649	10,570	(5,449)	1978	1999
Caligo Crossing	FL	—	2,459	4,897	185	2,546	4,995	7,541	(4,364)	2007	2007
Cambridge Square	GA	—	774	4,347	(2,419)	774	1,928	2,702	(1,401)	1979	1996
Carmel Commons	NC	—	2,466	12,548	6,294	3,419	17,889	21,308	(13,523)	2012	1997
Carmel ShopRite Plaza	NY	—	5,828	15,321	160	5,828	15,481	21,309	(682)	1981	2023
Carriage Gate	FL	—	833	4,974	3,267	1,302	7,772	9,074	(7,705)	2013	1994
Carytown Exchange	VA	—	24,121	22,046	(27)	24,122	22,018	46,140	(5,715)	2022	2018
Cashmere Corners	FL	—	3,187	9,397	683	3,187	10,080	13,267	(3,604)	2016	2017
Cedar Commons	MN	—	4,704	16,748	233	4,716	16,969	21,685	(2,638)	1999	2011
Cedar Hill Shopping Center	NJ	(6,815)	7,266	9,372	200	7,280	9,558	16,838	(481)	1971	2023
Centerplace of Greeley III	CO	—	6,661	11,502	263	4,607	13,819	18,426	(8,203)	2007	2007
Charlotte Square	FL	—	1,141	6,845	1,495	1,141	8,340	9,481	(3,305)	1980	2017
Chasewood Plaza	FL	—	4,612	20,829	6,865	6,886	25,420	32,306	(22,878)	2015	1993
Chastain Square	GA	—	30,074	12,644	2,520	30,074	15,164	45,238	(5,834)	2001	2017
Cherry Grove	OH	—	3,533	15,862	6,096	3,533	21,958	25,491	(15,318)	2012	1998
Chilmark Shopping Center	NY	—	4,952	15,407	183	4,952	15,590	20,542	(678)	1963	2023
Chimney Rock	NJ	—	23,623	48,200	856	23,623	49,056	72,679	(22,236)	2016	2016
Circle Center West	CA	—	22,930	9,028	3,571	23,166	12,363	35,529	(3,074)	1989	2017
Circle Marina Center	CA	(24,000)	29,303	18,437	12,876	31,942	28,674	60,616	(3,336)	1994	2019
CityLine Market	TX	—	12,208	15,839	464	12,306	16,205	28,511	(7,320)	2014	2014
CityLine Market Phase II	TX	—	2,744	3,081	108	2,744	3,189	5,933	(1,275)	2015	2015
Clayton Valley Shopping Center	CA	—	24,189	35,422	2,600	24,538	37,673	62,211	(31,498)	2004	2003
Clocktower Plaza Shopping Ctr	NY	—	49,630	19,624	627	49,630	20,251	69,881	(5,808)	1995	2017
Clybourn Commons	IL	—	15,056	5,594	535	15,056	6,129	21,185	(2,406)	1999	2014
Cochran's Crossing	TX	—	13,154	12,315	2,877	13,154	15,192	28,346	(12,701)	1994	2002
Compo Acres Shopping Center	CT	—	28,627	10,395	985	28,627	11,380	40,007	(3,171)	2011	2017

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2024

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
Compo Shopping Center	CT	—	15,651	29,034	126	15,651	29,160	44,811	(726)	1953	2024
Concord Shopping Plaza	FL	—	30,819	36,506	1,750	31,272	37,803	69,075	(9,785)	1993	2017
Copps Hill Plaza	CT	—	29,515	40,673	8,499	29,514	49,173	78,687	(11,010)	2002	2017
Coral Reef Shopping Center	FL	—	14,922	15,200	2,695	15,332	17,485	32,817	(5,502)	1990	2017
Corkscrew Village	FL	—	8,407	8,004	916	8,407	8,920	17,327	(4,892)	1997	2007
Cornerstone Square	GA	—	1,772	6,944	2,100	1,772	9,044	10,816	(7,507)	1990	1997
Corral Hollow	CA	—	8,887	24,121	268	8,932	24,344	33,276	(2,592)	2000	2000
Corvallis Market Center	OR	—	6,674	12,244	1,048	6,696	13,270	19,966	(8,687)	2006	2006
Cos Cob Commons	CT	—	6,608	14,967	546	6,608	15,513	22,121	(662)	1986	2023
Cos Cob Plaza	CT	(3,742)	4,030	4,225	24	4,030	4,249	8,279	(198)	1947	2023
Country Walk Plaza	FL	(16,000)	18,713	20,373	465	18,713	20,838	39,551	(3,579)	2008	2017
Countryside Shops	FL	—	17,982	35,574	13,960	23,175	44,341	67,516	(17,076)	1991/2018	2017
Courtyard Shopping Center	FL	—	5,867	4	3	5,867	7	5,874	(3)	1987	1993
Culver Center	CA	—	108,841	32,308	3,794	108,841	36,102	144,943	(10,668)	2000	2017
Danbury Green	CT	—	30,303	19,255	2,377	30,303	21,632	51,935	(5,824)	2006	2017
Danbury Square	CT	—	6,592	23,543	1,017	6,592	24,560	31,152	(1,051)	1987	2023
Dardenne Crossing	MO	—	4,194	4,005	861	4,343	4,717	9,060	(2,881)	1996	2007
Darinor Plaza	CT	—	693	32,140	1,328	711	33,450	34,161	(9,568)	1978	2017
DeCicco's Plaza	NY	—	8,890	23,368	898	8,890	24,266	33,156	(983)	1978	2023
Diablo Plaza	CA	—	5,300	8,181	3,153	5,300	11,334	16,634	(7,557)	1982	1999
District Shops of Pelham Manor (fka Pelham Manor Plaza)	NY	—	4,708	6,243	207	4,711	6,447	11,158	(263)	1960	2023
Dunwoody Hall	GA	(13,800)	15,145	12,110	947	15,145	13,057	28,202	(1,862)	1986	1997
Dunwoody Village	GA	—	3,342	15,934	8,438	3,417	24,297	27,714	(19,518)	1975	1997
East Meadow Plaza	NY	—	13,135	25,070	(73)	13,135	24,997	38,132	(3,131)	1971	2023
East Pointe	OH	—	1,730	7,189	2,644	1,941	9,622	11,563	(7,885)	2014	1998
East San Marco	FL	—	4,873	14,932	(143)	4,729	14,933	19,662	(1,462)	2022	2007
Eastchester Plaza	NY	—	5,017	7,379	18	5,017	7,397	12,414	(324)	1963	2023
Eastport	NY	—	2,985	5,649	931	2,947	6,618	9,565	(1,022)	1980	2021
El Camino Shopping Center	CA	—	7,600	11,538	15,769	10,328	24,579	34,907	(14,978)	2017	1999
El Cerrito Plaza	CA	—	11,025	27,371	8,905	11,025	36,276	47,301	(17,146)	2000	2000
El Norte Pkwy Plaza	CA	—	2,834	7,370	3,178	3,263	10,119	13,382	(7,412)	2013	1999
Emerson Plaza	NJ	—	8,615	7,835	116	8,644	7,922	16,566	(406)	1981	2023
Encina Grande	CA	—	5,040	11,572	20,312	10,518	26,406	36,924	(18,974)	2016	1999
Fairfield Center	CT	—	6,731	29,420	1,902	6,731	31,322	38,053	(10,122)	2000	2014
Fairfield Crossroads	CT	—	9,982	9,796	(1)	9,982	9,795	19,777	(475)	1995	2023
Falcon Marketplace	CO	—	1,340	4,168	582	1,246	4,844	6,090	(3,419)	2005	2005
Fellsway Plaza	MA	(34,300)	30,712	7,327	10,307	34,924	13,422	48,346	(9,607)	2016	2013
Ferry Street Plaza	NJ	(8,471)	7,960	24,439	135	7,960	24,574	32,534	(1,038)	1995	2023
Fleming Island	FL	—	3,077	11,587	3,738	3,111	15,291	18,402	(10,435)	2000	1998
Fountain Square	FL	—	29,722	29,041	389	29,784	29,368	59,152	(16,113)	2013	2013
French Valley Village Center	CA	—	11,924	16,856	565	11,822	17,523	29,345	(16,427)	2004	2004
Friars Mission Center	CA	—	6,660	28,021	3,407	6,660	31,428	38,088	(20,356)	1989	1999
Gardens Square	FL	—	2,136	8,273	831	1,775	9,465	11,240	(6,501)	1991	1997
Gateway Shopping Center	PA	—	52,665	7,134	13,478	55,087	18,190	73,277	(21,715)	2016	2004
Gelson's Westlake Market Plaza	CA	—	3,157	11,153	6,425	4,654	16,081	20,735	(10,971)	2016	2002

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2024

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
Glen Oak Plaza	IL	—	4,103	12,951	2,099	4,124	15,029	19,153	(6,523)	1967	2010
Glenwood Green	NJ	—	26,130	27,596	—	26,130	27,596	53,726	(2,059)	2024	2023
Glenwood Village	NC	—	1,194	5,381	729	1,194	6,110	7,304	(5,196)	1983	1997
Golden Hills Plaza	CA	—	12,699	18,482	3,887	11,521	23,547	35,068	(14,872)	2017	2006
Grand Ridge Plaza	WA	—	24,208	61,033	6,452	24,918	66,775	91,693	(35,448)	2018	2012
Greenwich Commons	CT	(4,667)	3,831	6,990	(52)	3,831	6,938	10,769	(269)	1961	2023
Greenwood Shopping Centre	FL	—	7,777	24,829	1,241	7,777	26,070	33,847	(8,026)	1994	2017
H Mart Plaza	NJ	—	1,296	2,469	—	1,296	2,469	3,765	(96)	1967	2023
Hammocks Town Center	FL	—	28,764	25,113	1,979	28,764	27,092	55,856	(8,299)	1993	2017
Hancock	TX	—	8,232	28,260	(10,223)	4,692	21,577	26,269	(12,733)	1998	1999
Harpeth Village Fieldstone	TN	—	2,284	9,443	1,238	2,284	10,681	12,965	(7,076)	1998	1997
Harrison Shopping Square	NY	—	6,034	5,195	296	6,290	5,235	11,525	(241)	1958	2023
Hasley Canyon Village	CA	(16,000)	17,630	8,231	189	17,630	8,420	26,050	(1,198)	2003	2003
Heritage 202 Center	NY	—	1,694	5,901	63	1,695	5,963	7,658	(264)	1989	2023
Heritage Plaza	CA	—	12,390	26,097	15,199	12,215	41,471	53,686	(24,017)	2012	1999
Hershey	PA	—	7	808	12	7	820	827	(636)	2000	2000
Hewlett Crossing I & II	NY	—	11,850	18,205	1,106	11,850	19,311	31,161	(4,437)	1954	2018
Hibernia Pavilion	FL	—	4,929	5,065	256	4,929	5,321	10,250	(4,632)	2006	2006
High Ridge Center	CT	(8,825)	26,078	21,460	177	26,092	21,623	47,715	(980)	1968	2023
Hillcrest Village	TX	—	1,600	1,909	65	1,600	1,974	3,574	(1,296)	1991	1999
Hilltop Village	CO	—	2,995	4,581	4,754	3,104	9,226	12,330	(5,843)	2018	2002
Hinsdale Lake Commons	IL	—	5,734	16,709	12,183	8,343	26,283	34,626	(19,368)	2015	1998
Holly Park	NC	—	8,975	23,799	2,520	8,828	26,466	35,294	(10,228)	1969	2013
Howell Mill Village	GA	—	5,157	14,279	7,914	9,610	17,740	27,350	(9,640)	1984	2004
Hyde Park	OH	—	9,809	39,905	17,996	10,213	57,497	67,710	(34,222)	1995	1997
Indian Springs Center	TX	—	24,974	25,903	1,471	25,050	27,298	52,348	(10,057)	2003	2002
Indigo Square	SC	—	8,087	9,849	(2)	8,087	9,847	17,934	(3,521)	2017	2017
Inglewood Plaza	WA	—	1,300	2,159	1,305	1,300	3,464	4,764	(2,324)	1985	1999
Island Village	WA	—	12,354	23,660	210	12,361	23,863	36,224	(2,716)	2013	2023
Keller Town Center	TX	—	2,294	12,841	1,447	2,404	14,178	16,582	(8,766)	2014	1999
Kirkman Shoppes	FL	—	9,364	26,243	906	9,367	27,146	36,513	(7,847)	2015	2017
Kirkwood Commons	MO	—	6,772	16,224	1,728	6,802	17,922	24,724	(7,777)	2000	2007
Klahanie Shopping Center	WA	—	14,451	20,089	703	14,451	20,792	35,243	(5,824)	1998	2016
Knotts Landing	CT	—	2,062	23,536	129	2,062	23,665	25,727	(809)	1994	2023
Kroger New Albany Center	OH	—	3,844	6,599	1,474	3,844	8,073	11,917	(7,035)	1999	1999
Lake Mary Centre	FL	—	24,036	57,476	2,942	24,036	60,418	84,454	(19,018)	2015	2017
Lake Pine Plaza	NC	—	2,008	7,632	1,286	2,029	8,897	10,926	(6,149)	1997	1998
Lakeview Shopping Center	NY	(10,680)	6,341	22,296	644	6,341	22,940	29,281	(1,159)	1981	2023
Lebanon/Legacy Center	TX	—	3,913	7,874	1,545	3,913	9,419	13,332	(7,705)	2002	2000
Littleton Square	CO	—	2,030	8,859	(3,514)	2,433	4,942	7,375	(3,682)	2015	1999
Lloyd King Center	CO	—	1,779	10,060	1,785	1,779	11,845	13,624	(7,981)	1998	1998
Lower Nazareth Commons	PA	—	15,992	12,964	4,124	16,343	16,737	33,080	(15,131)	2012	2007
Main & Bailey	CT	—	603	13,428	110	603	13,538	14,141	(558)	1950	2023
Mandarin Landing	FL	—	7,913	27,230	9,613	10,439	34,317	44,756	(7,393)	2024	2017
Marine's Taste of Italy	NY	—	420	1,266	—	420	1,266	1,686	(42)	1988	2023
Market at Colonnade Center	NC	—	6,455	9,839	387	6,160	10,521	16,681	(6,468)	2009	2009

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2024

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
Market at Preston Forest	TX	—	4,400	11,445	1,961	4,400	13,406	17,806	(9,156)	1990	1999
Market at Round Rock	TX	—	2,000	9,676	9,528	1,996	19,208	21,204	(12,032)	1987	1999
Market at Springwoods Village	TX	(3,750)	12,592	12,781	291	12,592	13,072	25,664	(5,788)	2018	2016
Marketplace at Briargate	CO	—	1,706	4,885	344	1,727	5,208	6,935	(3,686)	2006	2006
McLean Plaza	NY	(5,000)	12,527	12,039	57	12,534	12,089	24,623	(581)	1982	2023
Meadtown Shopping Center	NJ	(9,070)	9,961	15,328	68	9,961	15,396	25,357	(766)	1961	2023
Mellody Farm	IL	—	35,628	66,847	(155)	35,639	66,681	102,320	(21,064)	2017	2017
Melrose Market	WA	—	4,451	10,807	(114)	4,451	10,693	15,144	(2,031)	2009	2019
Midland Park Shopping Center	NJ	(17,166)	9,814	24,226	1,626	9,814	25,852	35,666	(1,198)	1966	2023
Millhopper Shopping Center	FL	—	1,073	5,358	6,120	1,901	10,650	12,551	(8,514)	2017	1993
Mockingbird Commons	TX	—	3,000	10,728	3,487	3,000	14,215	17,215	(9,400)	1987	1999
Monument Jackson Creek	CO	—	2,999	6,765	1,450	2,999	8,215	11,214	(6,948)	1999	1998
Morningside Plaza	CA	—	4,300	13,951	1,258	4,300	15,209	19,509	(10,138)	1996	1999
Murrayhill Marketplace	OR	—	2,670	18,401	14,854	2,903	33,022	35,925	(21,506)	2016	1999
Naples Walk	FL	—	18,173	13,554	2,360	18,173	15,914	34,087	(9,075)	1999	2007
New City PCSB Bank Pad	NY	—	837	1,306	(2,143)	—	—	—	—	1973	2023
New Milford Plaza	CT	—	7,955	18,349	105	7,955	18,454	26,409	(865)	1970	2023
Newberry Square	FL	—	2,412	10,150	1,381	2,412	11,531	13,943	(10,586)	1986	1994
Newfield Green	CT	(18,737)	22,993	7,778	23	22,993	7,801	30,794	(542)	1966	2023
Newland Center	CA	—	12,500	10,697	9,212	16,276	16,133	32,409	(12,813)	2016	1999
Nocatee Town Center	FL	—	10,124	8,691	9,238	11,045	17,008	28,053	(11,935)	2017	2007
Nohl Plaza	CA	—	1,688	6,733	64	1,688	6,797	8,485	(452)	1966	2023
North Hills	TX	—	4,900	19,774	2,118	4,900	21,892	26,792	(12,758)	1995	1999
Northgate Marketplace	OR	—	5,668	13,727	194	4,955	14,634	19,589	(8,800)	2011	2011
Northgate Marketplace Ph II	OR	—	12,189	30,171	96	12,159	30,297	42,456	(12,072)	2015	2015
Northgate Plaza (Maxtown Road)	OH	—	1,769	6,652	5,046	2,840	10,627	13,467	(7,715)	2017	1998
Northgate Square	FL	—	5,011	8,692	1,231	5,011	9,923	14,934	(5,819)	1995	2007
Northlake Village	TN	—	2,662	11,284	6,349	2,662	17,633	20,295	(8,562)	2013	2000
Oakbrook Plaza	CA	—	4,000	6,668	6,300	4,766	12,202	16,968	(7,595)	2017	1999
Oakleaf Commons	FL	—	3,503	11,671	2,288	3,190	14,272	17,462	(9,798)	2006	2006
Oakshade Town Center	CA	(3,253)	6,591	28,966	683	6,591	29,649	36,240	(13,578)	1998	2011
Ocala Corners	FL	—	1,816	10,515	806	1,816	11,321	13,137	(6,559)	2000	2000
Old Greenwich CVS	CT	(846)	3,704	2,065	7	3,711	2,065	5,776	(91)	1941	2023
Old Kings Market (fka Goodwives Shopping Center)	CT	(22,607)	17,091	26,274	234	17,092	26,507	43,599	(1,125)	1955	2023
Old St Augustine Plaza	FL	—	2,368	11,405	13,655	3,455	23,973	27,428	(14,422)	2017/2020	1996
Orange Meadows	CT	—	4,984	16,731	940	4,984	17,671	22,655	(1,179)	1990	2023
Orangetown Shopping Center	NY	(5,885)	4,716	15,472	543	5,019	15,712	20,731	(754)	1966	2023
Pablo Plaza	FL	—	11,894	21,407	11,900	14,135	31,066	45,201	(11,546)	2020	2017
Paces Ferry Plaza	GA	—	2,812	12,639	21,281	13,803	22,929	36,732	(15,951)	2018	1997
Panther Creek	TX	—	14,414	14,748	6,686	15,212	20,636	35,848	(17,087)	1994	2002
Pavilion	FL	—	15,626	22,124	1,440	15,626	23,564	39,190	(7,855)	2011	2017
Peartree Village	TN	—	5,197	19,746	1,115	5,197	20,861	26,058	(15,761)	1997	1997
Persimmon Place	CA	—	25,975	38,114	695	26,692	38,092	64,784	(19,935)	2014	2014
Pike Creek	DE	—	5,153	20,652	9,929	5,885	29,849	35,734	(17,549)	2013	1998

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2024

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
Pine Island	FL	—	21,086	28,123	2,222	21,086	30,345	51,431	(9,754)	1999	2017
Pine Lake Village	WA	—	6,300	10,991	2,188	6,300	13,179	19,479	(8,772)	1989	1999
Pine Ridge Square	FL	—	13,951	23,147	712	13,951	23,859	37,810	(6,682)	2013	2017
Pine Tree Plaza	FL	—	668	6,220	1,045	668	7,265	7,933	(4,905)	1999	1997
Pinecrest Place	FL	—	4,193	13,275	73	3,805	13,736	17,541	(4,207)	2017	2017
Plaza Escuela	CA	—	24,829	104,395	4,349	24,829	108,744	133,573	(23,555)	2002	2017
Plaza Hermosa	CA	—	4,200	10,109	4,094	4,202	14,201	18,403	(9,594)	2013	1999
Point 50	VA	—	15,239	11,367	307	14,628	12,285	26,913	(3,093)	2021	2007
Point Royale Shopping Center	FL	—	18,201	14,889	6,936	19,386	20,640	40,026	(8,797)	2018	2017
Pompton Lakes Towne Square	NJ	—	12,940	16,392	296	12,943	16,685	29,628	(798)	2000	2023
Post Road Plaza	CT	—	15,240	5,196	176	15,240	5,372	20,612	(1,607)	1978	2017
Potrero Center	CA	—	133,422	116,758	(88,214)	85,205	76,761	161,966	(17,270)	1997	2017
Powell Street Plaza	CA	—	8,248	30,716	4,666	8,248	35,382	43,630	(21,132)	1987	2001
Powers Ferry Square	GA	—	3,687	17,965	10,078	5,758	25,972	31,730	(23,735)	2013	1997
Powers Ferry Village	GA	—	1,191	4,672	856	1,191	5,528	6,719	(4,636)	1994	1997
Prairie City Crossing	CA	—	4,164	13,032	620	4,164	13,652	17,816	(8,012)	1999	1999
Preston Oaks	TX	—	763	30,438	850	1,534	30,517	32,051	(6,518)	2022	2013
Prestonbrook	TX	—	7,069	8,622	(511)	5,244	9,936	15,180	(8,475)	1998	1998
Prosperity Centre	FL	—	11,682	26,215	793	11,681	27,009	38,690	(7,152)	1993	2017
Purchase Street Shops	NY	—	466	1,388	10	466	1,398	1,864	(82)		2023
Ralphs Circle Center	CA	—	20,939	6,317	199	20,939	6,516	27,455	(2,378)	1983	2017
Red Bank Village	OH	—	10,336	9,500	1,289	9,755	11,370	21,125	(5,348)	2018	2006
Regency Commons	OH	—	3,917	3,616	218	3,917	3,834	7,751	(3,016)	2004	2004
Regency Square	FL	—	4,770	25,191	11,626	5,797	35,790	41,587	(28,493)	2013	1993
Ridgeway Shopping Center	CT	(41,940)	47,684	96,414	6,223	47,684	102,637	150,321	(4,141)	1952	2023
Rite Aid Plaza-Waldwick Plaza	NJ	—	1,774	5,753	10	1,774	5,763	7,537	(233)	1953	2023
Rivertowns Square	NY	—	15,505	52,505	5,592	16,853	56,749	73,602	(12,344)	2016	2018
Rona Plaza	CA	—	1,500	4,917	541	1,500	5,458	6,958	(3,758)	1989	1999
Roosevelt Square	WA	—	40,371	32,108	8,029	40,382	40,126	80,508	(9,021)	2017	2017
Russell Ridge	GA	—	2,234	6,903	1,915	2,234	8,818	11,052	(6,574)	1995	1994
Ryanwood Square	FL	—	10,581	10,044	392	10,581	10,436	21,017	(4,042)	1987	2017
Sammamish-Highlands	WA	—	9,300	8,075	9,391	9,592	17,174	26,766	(12,729)	2013	1999
San Carlos Marketplace	CA	—	36,006	57,886	439	36,006	58,325	94,331	(13,443)	2007	2017
San Leandro Plaza	CA	—	1,300	8,226	1,782	1,300	10,008	11,308	(6,301)	1982	1999
Sandy Springs	GA	—	6,889	28,056	5,146	6,889	33,202	40,091	(13,337)	2006	2012
Sawgrass Promenade	FL	—	10,846	12,525	1,603	10,846	14,128	24,974	(4,538)	1998	2017
Scripps Ranch Marketplace	CA	—	59,949	26,334	1,217	59,949	27,551	87,500	(6,911)	2017	2017
Serramonte Center	CA	—	390,106	172,652	97,079	416,525	243,312	659,837	(89,999)	2018	2017
Shaw's at Plymouth	MA	—	3,968	8,367	—	3,968	8,367	12,335	(2,844)	1993	2017
Shelton Square	CT	—	13,383	25,265	4,340	13,383	29,605	42,988	(1,604)	1982	2023
Sheridan Plaza	FL	—	82,260	97,273	16,052	83,814	111,771	195,585	(30,452)	1991/2022	2017
Sherwood Crossroads	OR	—	2,731	6,360	748	2,454	7,385	9,839	(4,509)	1999	1999
Shiloh Springs	TX	—	5,236	11,802	893	5,236	12,695	17,931	(1,985)	1998	1998
Shoppes @ 104	FL	—	11,193	—	3,232	7,078	7,347	14,425	(4,546)	2018	1998
Shoppes at Homestead	CA	—	5,420	9,450	2,511	5,420	11,961	17,381	(8,233)	1983	1999
Shoppes at Lago Mar	FL	—	8,323	11,347	350	8,323	11,697	20,020	(3,968)	1995	2017

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2024

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
Shoppes at Sunlake Centre	FL	—	16,643	15,091	6,701	18,001	20,434	38,435	(6,783)	2008	2017
Shoppes of Grande Oak	FL	—	5,091	5,985	1,447	5,091	7,432	12,523	(6,268)	2000	2000
Shoppes of Jonathan's Landing	FL	—	4,474	5,628	630	4,474	6,258	10,732	(1,889)	1997	2017
Shoppes of Oakbrook	FL	—	20,538	42,992	825	20,538	43,817	64,355	(14,492)	2003	2017
Shoppes of Silver Lakes	FL	—	17,529	21,829	2,386	17,529	24,215	41,744	(7,747)	1997	2017
Shoppes of Sunset	FL	—	2,860	1,316	897	2,860	2,213	5,073	(572)	2009	2017
Shoppes of Sunset II	FL	—	2,834	715	739	2,834	1,454	4,288	(454)	2009	2017
Shops at County Center	VA	—	9,957	11,296	5,220	12,917	13,556	26,473	(12,628)	2005	2005
Shops at Erwin Mill	NC	(12,000)	9,082	6,124	613	9,087	6,732	15,819	(4,656)	2012	2012
Shops at John's Creek	FL	—	1,863	2,014	(63)	1,501	2,313	3,814	(1,785)	2004	2003
Shops at Mira Vista	TX	(151)	11,691	9,026	714	11,691	9,740	21,431	(3,919)	2002	2014
Shops at Quail Creek	CO	—	1,487	7,717	1,144	1,448	8,900	10,348	(5,075)	2008	2008
Shops at Saugus	MA	—	19,201	17,984	748	18,974	18,959	37,933	(14,523)	2006	2006
Shops at Skylake	FL	—	84,586	39,342	3,138	85,117	41,949	127,066	(14,308)	2006	2017
Shops at The Columbia	DC	—	3,117	8,869	117	3,234	8,869	12,103	(961)	2006	2006
Shops on Main	IN	—	17,020	27,055	21,272	19,648	45,699	65,347	(19,887)	2017/2020	2007
Somers Commons	NY	—	7,019	29,808	3,732	7,019	33,540	40,559	(1,600)	2003	2023
Sope Creek Crossing	GA	—	2,985	12,001	3,832	3,332	15,486	18,818	(11,228)	2016	1998
South Beach Regional	FL	—	28,188	53,405	9,840	28,317	63,116	91,433	(16,311)	1990	2017
South Pass Village	NJ	(19,705)	11,079	31,610	328	11,079	31,938	43,017	(1,433)	1965	2023
South Point	FL	—	6,563	7,939	681	6,563	8,620	15,183	(2,817)	2003	2017
Southbury Green	CT	—	26,661	34,325	7,846	29,743	39,089	68,832	(11,640)	2002	2017
Southcenter	WA	—	1,300	12,750	2,567	1,300	15,317	16,617	(10,392)	1990	1999
Southpark at Cinco Ranch	TX	—	18,395	11,306	7,597	21,438	15,860	37,298	(10,862)	2017	2012
SouthPoint Crossing	NC	—	4,412	12,235	1,827	4,382	14,092	18,474	(9,307)	1998	1998
Staples Plaza-Yorktown Heights	NY	—	7,131	47,704	755	7,131	48,459	55,590	(1,930)	1970	2023
Starke	FL	—	71	1,683	14	71	1,697	1,768	(1,029)	2000	2000
Star's at Cambridge	MA	—	31,082	13,520	(1)	31,082	13,519	44,601	(3,928)	1997	2017
Star's at West Roxbury	MA	—	21,973	13,386	700	21,973	14,086	36,059	(3,923)	2006	2017
Station Centre @ Old Greenwich	CT	—	9,121	7,603	164	9,121	7,767	16,888	(424)	1952	2023
Sterling Ridge	TX	—	12,846	12,162	1,617	12,846	13,779	26,625	(11,881)	2000	2002
Stroh Ranch	CO	—	4,280	8,189	1,259	4,280	9,448	13,728	(7,870)	1998	1998
Suncoast Crossing	FL	—	9,030	10,764	4,682	13,374	11,102	24,476	(10,251)	2007	2007
Sunny Valley Shops	CT	—	2,820	5,055	99	2,820	5,154	7,974	(282)	2003	2023
Talega Village Center	CA	—	22,415	12,054	135	22,415	12,189	34,604	(3,283)	2007	2017
Tanasbourne Market	OR	—	3,269	10,861	(294)	3,149	10,687	13,836	(7,362)	2006	2006
Tanglewood Shopping Center	NY	(2,163)	5,920	7,889	30	5,920	7,919	13,839	(404)	1953	2023
Tassajara Crossing	CA	—	8,560	15,464	3,191	8,560	18,655	27,215	(11,890)	1990	1999
Tech Ridge Center	TX	—	12,945	37,169	4,616	13,455	41,275	54,730	(21,910)	2020	2011
The Abbot	MA	—	72,910	6,086	52,410	79,219	52,187	131,406	(5,334)	1912/2024	2017
The Crossing Clarendon	VA	—	154,932	126,328	61,508	161,378	181,390	342,768	(38,460)	2023	2016
The Dock-Dockside	CT	(32,908)	20,974	49,185	80	20,974	49,265	70,239	(2,116)	1974	2023
The Field at Commonwealth	VA	—	31,055	18,248	112	31,056	18,359	49,415	(10,811)	2018	2017
The Gallery at Westbury Plaza	NY	—	108,653	216,771	4,848	108,653	221,619	330,272	(55,108)	2013	2017

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2024

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
The Hub at Norwalk (fka Walmart Norwalk)	CT	—	20,394	21,261	(2,949)	20,394	18,312	38,706	(3,972)	2003	2017
The Hub Hillcrest Market	CA	—	18,773	61,906	7,803	19,611	68,871	88,482	(25,340)	2015	2012
The Longmeadow Shops	MA	(13,000)	5,451	23,738	283	5,451	24,021	29,472	(1,176)	1962	2023
The Marketplace	CA	—	10,927	36,052	1,638	10,927	37,690	48,617	(9,536)	1990	2017
The Meadows (fka East Meadow)	NY	—	12,325	21,378	827	12,267	22,263	34,530	(2,971)	1980	2021
The Plaza at St. Lucie West	FL	—	1,718	6,204	52	1,718	6,256	7,974	(1,728)	2006	2017
The Point at Garden City Park	NY	—	741	9,764	5,857	2,559	13,803	16,362	(5,973)	2018	2016
The Pruneyard	CA	—	112,136	86,918	3,666	112,136	90,584	202,720	(17,715)	2014	2019
The Shops at Hampton Oaks	GA	—	843	372	(195)	297	723	1,020	(357)	2009	2017
The Village at Hunter's Lake	FL	—	9,735	12,986	35	9,735	13,021	22,756	(3,786)	2018	2018
The Village at Riverstone	TX	—	17,179	13,013	(62)	17,179	12,951	30,130	(4,476)	2016	2016
Town and Country	FL	—	4,664	5,207	22	4,664	5,229	9,893	(2,384)	1993	2017
Town Square	FL	—	883	8,132	916	883	9,048	9,931	(5,990)	1999	1997
Towne Centre at Somers	NY	—	3,235	30,998	162	3,236	31,159	34,395	(1,289)	1988	2023
Treasure Coast Plaza	FL	—	7,553	21,554	1,570	7,553	23,124	30,677	(6,825)	1983	2017
Tustin Legacy	CA	—	13,829	23,922	182	13,828	24,105	37,933	(8,446)	2017	2016
Twin City Plaza	MA	—	17,245	44,225	2,724	17,263	46,931	64,194	(23,660)	2004	2006
Twin Peaks	CA	—	5,200	25,827	9,788	6,585	34,230	40,815	(20,145)	1988	1999
Unigold Shopping Center	FL	—	5,490	5,144	6,800	5,561	11,873	17,434	(6,702)	1987	2017
University Commons	FL	—	4,070	30,785	730	4,070	31,515	35,585	(11,486)	2001	2015
Valencia Crossroads	CA	—	17,921	17,659	1,873	17,921	19,532	37,453	(17,957)	2003	2002
Valley Ridge Shopping Center	NJ	(16,249)	13,363	19,803	118	13,363	19,921	33,284	(942)	1962	2023
Valley Stream	NY	—	13,297	16,241	471	13,887	16,122	30,009	(2,034)	1950	2021
Van Houten Plaza	NJ	—	2,178	2,747	454	2,178	3,201	5,379	(177)	1974	2023
Veterans Plaza	CT	—	2,328	7,104	34	2,328	7,138	9,466	(346)	1966	2023
Village at La Floresta	CA	—	13,140	20,559	77	13,156	20,620	33,776	(9,878)	2014	2014
Village at Lee Airpark	MD	—	11,099	12,975	4,172	11,803	16,443	28,246	(16,137)	2014	2005
Village Center	FL	—	3,885	14,131	10,300	5,480	22,836	28,316	(14,204)	2014	1995
Village Commons	NY	—	312	5,950	298	312	6,248	6,560	(359)	1980	2023
Von's Circle Center	CA	(3,475)	49,037	22,618	1,594	49,037	24,212	73,249	(6,946)	1972	2017
Wading River	NY	—	14,969	18,641	1,139	14,915	19,834	34,749	(2,325)	2002	2021
Waldwick Plaza	NJ	—	1,724	5,824	38	1,724	5,862	7,586	(283)	1960	2023
Walker Center	OR	—	3,840	7,232	12,623	4,404	19,291	23,695	(9,302)	1987	1999
Washington Commons	NJ	(8,494)	7,829	12,182	228	7,829	12,410	20,239	(618)	1992	2023
Waterstone Plaza	FL	—	5,498	13,500	188	5,498	13,688	19,186	(4,047)	2005	2017
Welleby Plaza	FL	—	1,496	7,787	2,666	1,496	10,453	11,949	(9,155)	1982	1996
Wellington Town Square	FL	—	2,041	12,131	3,696	2,600	15,268	17,868	(8,450)	2022	1996
Westbard Square	MD	—	127,859	21,514	42,668	120,249	71,792	192,041	(4,100)	2001/2024	2017
West Bird Plaza	FL	—	12,934	18,594	371	15,386	16,513	31,899	(5,129)	2000/2021	2017
West Chester Plaza	OH	—	1,857	7,572	728	1,857	8,300	10,157	(7,503)	in process	1998
West Lake Shopping Center	FL	—	10,561	9,792	610	10,561	10,402	20,963	(3,490)	2000	2017
West Park Plaza	CA	—	5,840	5,759	3,556	5,840	9,315	15,155	(6,001)	1996	1999
Westbury Plaza	NY	(88,000)	116,129	51,460	6,977	117,817	56,749	174,566	(16,705)	2004	2017
Westchase	FL	—	5,302	8,273	1,522	5,302	9,795	15,097	(5,277)	1998	2007

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2024

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
Westchester Commons	IL	—	3,366	11,751	11,369	4,894	21,592	26,486	(11,906)	2014	2001
Westlake Village Plaza and Center	CA	—	7,043	27,195	31,630	17,620	48,248	65,868	(38,902)	2015	1999
Westport Collection (fka Greens Farms Plaza)	CT	—	4,831	3,138	1	4,831	3,139	7,970	(238)	1958	2023
Westport Plaza	FL	—	9,035	7,455	(29)	9,035	7,426	16,461	(2,595)	2002	2017
Westport Row	CT	—	43,597	16,428	15,330	46,170	29,185	75,355	(9,161)	2010/2020	2017
Westwood Village	TX	—	19,933	25,301	1,192	19,378	27,048	46,426	(19,188)	2006	2006
Willa Springs	FL	(16,700)	13,322	15,314	3,242	13,681	18,197	31,878	(2,036)	2000	2000
Williamsburg at Dunwoody	GA	—	7,435	3,721	1,266	7,444	4,978	12,422	(2,009)	1983	2017
Willow Festival	IL	—	1,954	56,501	5,377	1,976	61,856	63,832	(25,219)	2007	2010
Willow Oaks	NC	—	6,664	7,908	(272)	6,294	8,006	14,300	(4,481)	2014	2014
Willows Shopping Center	CA	—	51,964	78,029	(114)	51,992	77,887	129,879	(24,906)	2015	2017
Woodcroft Shopping Center	NC	—	1,419	6,284	1,921	1,421	8,203	9,624	(6,079)	1984	1996
Woodman Van Nuys	CA	—	5,500	7,195	395	5,500	7,590	13,090	(5,037)	1992	1999
Woodmen Plaza	CO	—	7,621	11,018	1,617	7,621	12,635	20,256	(12,803)	1998	1998
Woodside Central	CA	—	3,500	9,288	1,069	3,489	10,368	13,857	(6,817)	1993	1999
Miscellaneous Investments		—	—	2,127	1,427	—	3,554	3,554	(1,869)
Land held for future development		—	11,323	—	(4,612)	6,711	—	6,711	—
Construction in progress		—	—	—	215,112	—	215,112	215,112	—
		(627,361)	$5,502,545	6,877,520	1,318,354	5,565,585	8,132,834	13,698,419	(2,960,399)

(1)
The amounts presented in this column do not include debt premiums, discounts, or loan costs. .
(2)
The negative balance for costs capitalized subsequent to acquisition could include out-parcels sold, sales-type lease, provision for impairments and write-downs recorded, and demolitions of part of the property for redevelopment.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2024

(in thousands)

Depreciation and amortization of the Company's investments in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets, which are up to 40 years. The aggregate cost for federal income tax purposes was approximately $11.2 billion at December 31, 2024.

The changes in total real estate assets for the years ended December 31, 2024, 2023, and 2022 are as follows:

(in thousands)	2024	2023	2022
Beginning balance	$13,454,391	11,858,064	11,495,581
Acquired properties and land	71,334	1,445,428	224,653
Developments and improvements	328,133	206,085	171,629
Disposal of building and tenant improvements	(51,671)	(14,149)	(29,523)
Sale of properties	(72,152)	(19,366)	(4,276)
Contributed to unconsolidated joint ventures	(17,518)	—	—
Properties held for sale	—	(21,671)	—
Provision for impairment	(14,098)	—	—
Ending balance	$13,698,419	13,454,391	11,858,064

The changes in accumulated depreciation for the years ended December 31, 2024, 2023, and 2022 are as follows:

(in thousands)	2024	2023	2022
Beginning balance	$2,691,386	2,415,860	2,174,963
Depreciation expense	329,650	293,705	270,520
Disposal of building and tenant improvements	(51,671)	(14,149)	(29,523)
Sale of properties	(7,842)	(569)	(100)
Accumulated depreciation related to properties held for sale	—	(3,461)	—
Provision for impairment	(1,124)	—	—
Ending balance	$2,960,399	2,691,386	2,415,860

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures (Regency Centers Corporation)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Parent Company's management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Parent Company's chief executive officer and chief financial officer concluded that as of December 31, 2024, the Parent Company's disclosure controls and procedures were effective to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Parent Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Parent Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Parent Company's management concluded that its internal control over financial reporting was effective as of December 31, 2024.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements of the Parent Company included in this Report and, as part of their audit, has issued a report, included within "Item 8. Financial Statements and Supplementary Data" of this Report, on the effectiveness of the Parent Company's internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2024 which have materially affected, or are reasonably likely to materially affect, the Parent Company’s internal controls over financial reporting.

Controls and Procedures (Regency Centers, L.P.)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Operating Partnership's management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the chief executive officer and chief financial officer of its general partner concluded that, as of December 31, 2024, the Operating Partnership's disclosure controls and procedures were effective to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Operating Partnership in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Operating Partnership's management concluded that its internal control over financial reporting was effective as of December 31, 2024.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements of the Operating Partnership included in this Report and, as part of their audit, has issued a report, included within "Item 8. Financial Statements and Supplementary Data" of this Report, on the effectiveness of the Operating Partnership's internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2024 which have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal controls over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2025 Annual Meeting of Shareholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Code of Ethics

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

Policy Statement on Insider Trading

We have adopted a Policy Statement on Insider Trading that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of our Policy Statement on Insider Trading is included as Exhibit 19 to this report.

Item 11. Executive Compensation

Incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2025 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about securities that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

(as of December 31, 2024)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (3)
Equity compensation plans approved by security holders	803,789	$—	3,779,916
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	803,789	$—	3,779,916
(1)
Includes shares that may be issued pursuant to unvested restricted stock and performance share awards.
(2)
The weighted average exercise price excludes stock rights awards, which we sometimes refer to as unvested restricted stock.
(3)
The Regency Centers Corporation Omnibus Incentive Plan, ("Omnibus Plan"), as approved by shareholders at our 2019 annual meeting, provides that an aggregate maximum of 5.6 million shares of our common stock are reserved for issuance under the Omnibus Plan.

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2025 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2025 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2025 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Financial Statements and Financial Statement Schedules:

Regency Centers Corporation and Regency Centers, L.P. 2024 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements within "Item 8. Financial Statements and Supplementary Data" of this Report.

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

(d)

Amendment to the Fifth Amended and Restated Agreement of Limited Partnership Relating to the Series A Cumulative Redeemable Preferred Units, dated August 16, 2023 (incorporated by reference to Exhibit 3.4 in Regency’s Form 8-K filed on August 18, 2023)

(e)

Amendment to the Fifth Amended and Restated Agreement of Limited Partnership Relating to the Series B Cumulative Redeemable Preferred Units, dated August 16, 2023 (incorporated by reference to Exhibit 3.5 in Regency’s Form 8-K filed on August 18, 2023)

4.	Instruments Defining Rights of Security Holders

(a)

See Exhibits 3(a) and 3(b) for provisions of the Articles of Incorporation and Bylaws of the Parent Company defining the rights of holders of shares of the common stock and preferred stock of the Parent Company. See Exhibits 3(c), 3(d) and 3 (e) for provisions of the Partnership Agreement of Regency Centers, L.P. defining rights of holders of common and preferred units of the Operating Partnership.

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

	(c)	Assumption Agreement, dated as of March 1, 2017, by Regency Centers Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 1, 2017).

	(d)	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4(d) to the Company’s Form 10-K filed on February 16, 2024).

10.	Material Contracts (~ indicates management contract or compensatory plan)

	~(a)	Amended and Restated Deferred Compensation Plan dated May 6, 2003 (incorporated by reference to Exhibit 10(k) to the Company's Form 10-K filed on March 12, 2004).

	~(b)	Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10(s) to the Company's Form 8-K filed on December 21, 2004).

	~(c)	First Amendment to Regency Centers Corporation 2005 Deferred Compensation Plan dated December 2005 (incorporated by reference to Exhibit 10(q)(i) to the Company's Form 10-K filed on March 10, 2006).

	~(d)	Second Amendment to the Regency Centers Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 14, 2011).

	~(e)	Third Amendment to the Regency Centers Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 14, 2011).

	~(f)	Regency Centers Corporation Amended and Restated Omnibus Incentive Plan (incorporated by reference to Appendix B to the Company's 2019 Annual Meeting Proxy Statement filed on March 21, 2019).

	~(g)	Form of Stock Rights Award Agreement - (incorporated by reference to Exhibit 10(g) to the Company's Form 10-K filed on February 17, 2022).

	~(h)	Form of Performance Stock Rights Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 6, 2022).

~(i)

Form of Indemnification Agreement, in each case dated as of November 2, 2023, between Regency Centers Corporation (the Company") and (1) each member of its Board of Directors of the Company and (2) each of Martin E. Stein, Jr. and Lisa Palmer (who are each also members of the Board), Michael J. Mas, Alan T. Roth, Nicholas A. Wibbenmeyer and each of the other executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2023).

~(j)

Form of Severance and Change of Control Agreement dated as of January 1, 2022, among Regency Centers Corporation, Regency Centers, L.P. and the executives listed below (incorporated by reference to Exhibit 10.1 of the

Company's Form 8-K filed on January 6, 2022). The Severance and Change of Control Agreements dated January 1, 2022 and listed below are substantially identical except for the identities of the parties and the amount of severance for each which are described in Item 5.02(e) of referenced 8-K, before any further amendment included in the list below.

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

(iv)

Amendment to Severance and Change of Control Agreement, dated as of November 6, 2024, among Regency Centers Corporation, Regency Centers, L.P. and Lisa Palmer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 8, 2024)

~(k)

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

(l)

Sixth Amended and Restated Credit Agreement, dated as of January 18, 2024, by and among Regency Centers, L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s 8-K filed on January 18, 2024).

(i)

First Amendment to Sixth Amended and Restated Credit Agreement, dated as of July 8, 2024, by and among Regency Centers, L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 10, 2024).

(m)

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

19.	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19 to the Company's Form 10-K filed on February 16, 2024).

21.	Subsidiaries of Regency Centers Corporation

22.	Subsidiary Guarantors and Issuers of Guaranteed Securities

23.	Consent of Independent Accountants

	23.1	Consent of KPMG LLP for Regency Centers Corporation and Regency Centers, L.P.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.

	31.2	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.

	31.3	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.

	31.4	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.

32.	Section 1350 Certifications.

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

	32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.

	32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.

	32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.

	32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.

97.	Restatement Clawback Policy of Regency Centers Corporation, effective as of November 15, 2023 (incorporated by reference to Exhibit 97 to the Company's Form 10-K filed on February 16, 2024).

101.	Interactive Data Files

	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbases document

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2025	REGENCY CENTERS CORPORATION

	By:	/s/ Lisa Palmer
Lisa Palmer, President and Chief Executive Officer

February 14, 2025	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Lisa Palmer
Lisa Palmer, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 14, 2025	/s/ Martin E. Stein, Jr.
Martin E. Stein. Jr., Executive Chairman of the Board

February 14, 2025	/s/ Lisa Palmer
Lisa Palmer, President, Chief Executive Officer, and Director

February 14, 2025	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

February 14, 2025	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

February 14, 2025	/s/ Gary Anderson
Gary Anderson, Director

February 14, 2025	/s/ Bryce Blair
Bryce Blair, Director

February 14, 2025	/s/ C. Ronald Blankenship
C. Ronald Blankenship, Director

February 14, 2025	/s/ Kristin A. Campbell
Kristin A. Campbell, Director

February 14, 2025	/s/ Deirdre J. Evens
Deirdre J. Evens, Director

February 14, 2025	/s/ Thomas W. Furphy
Thomas W. Furphy, Director

February 14, 2025	/s/ Karin M. Klein
Karin M. Klein, Director

February 14, 2025	/s/ Peter Linneman
Peter Linneman, Director

February 14, 2025	/s/ David P. O'Connor
David P. O'Connor, Director

February 14, 2025	/s/ James H Simmons
James H. Simmons, Director