Form 10-Q
period 2025-03-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2025-05-02
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

Regency Centers Corporation Yes ☐ No ☒ Regency Centers, L.P. Yes ☐ No ☒

The number of shares outstanding of Regency Centers Corporation's common stock was 181,529,289 as of April 30, 2025.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this "Report") combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2025, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The terms "the Company," "Regency Centers," "Regency," "we," "our," and "us" as used in this Report mean the Parent Company, the Operating Partnership and their controlled subsidiaries, collectively.

The Parent Company is a real estate investment trust ("REIT") and the general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management. The Operating Partnership's capital includes general and limited common partnership units ("Common Units"). As of March 31, 2025, the Parent Company owned approximately 99.4% of the Common Units in the Operating Partnership. The remaining Common Units, which are all limited Common Units, are owned by third party investors. In addition to the Common Units, the Operating Partnership has also issued two series of preferred units: the 6.250% Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units") and the 5.875% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"). The Parent Company currently owns all of the Series A Preferred Units and Series B Preferred Units. The Series A Preferred Units and Series B Preferred Units are sometimes referred to collectively as the "Preferred Units."

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

Management operates the Parent Company and the Operating Partnership as a single business. The management of the Parent Company consists of the same individuals as the management of the Operating Partnership. These individuals are officers of the Parent Company, and officers and employees of the Operating Partnership.

The Company believes it is important to understand the key differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of Common and Preferred Units of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. Except for $200 million of unsecured private placement debt, the Parent Company does not directly hold any indebtedness, but guarantees all of the unsecured debt of the Operating Partnership. The Operating Partnership, directly or indirectly, is also the co-issuer and guarantor of the Parent Company's $200 million unsecured private placement debt referenced above. The Operating Partnership holds all the assets of the Company and ownership of the Company's subsidiaries and equity interests in its joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for Common Units or Preferred Units, the Operating Partnership generates all other capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of Common Units and Preferred Units.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

March 31, 2025 and December 31, 2024

(in thousands, except share data)

	2025	2024
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$13,910,190	13,698,419
Less: accumulated depreciation	3,037,614	2,960,399
Real estate assets, net	10,872,576	10,738,020
Investments in sales-type leases, net	16,520	16,291
Investments in real estate partnerships	389,175	399,044
Net real estate investments	11,278,271	11,153,355
Properties held for sale, net	16,220	—
Cash, cash equivalents, and restricted cash, including $3,444 and $5,601 of restricted cash at March 31, 2025 and December 31, 2024, respectively	78,537	61,884
Tenant and other receivables, net	250,210	255,495
Deferred leasing costs, less accumulated amortization of $133,046 and $131,080 at March 31, 2025 and December 31, 2024, respectively	85,272	79,911
Acquired lease intangible assets, less accumulated amortization of $402,274 and $395,209 at March 31, 2025 and December 31, 2024, respectively	231,526	229,983
Right of use assets, net	320,317	322,287
Other assets	299,717	289,046
Total assets	$12,560,070	12,391,961
Liabilities and Equity
Liabilities:
Notes payable, net	$4,376,240	4,343,700
Unsecured credit facility	265,000	65,000
Accounts payable and other liabilities	340,997	392,302
Acquired lease intangible liabilities, less accumulated amortization of $227,051 and $222,052 at March 31, 2025 and December 31, 2024, respectively	374,606	364,608
Lease liabilities	243,923	244,861
Tenants' security, escrow deposits and prepaid rent	82,864	81,183
Total liabilities	5,683,630	5,491,654
Commitments and contingencies	—	—
Equity:
Shareholders' equity:
Preferred stock $0.01 par value per share, 30,000,000 shares authorized; 9,000,000 shares issued and outstanding, in the aggregate, in Series A and Series B at March 31, 2025 and December 31, 2024	225,000	225,000
Common stock $0.01 par value per share, 220,000,000 shares authorized; 181,525,936 and 181,361,454 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,815	1,814
Treasury stock at cost, 476,037 and 479,251 shares held at March 31, 2025 and December 31, 2024, respectively	(29,133)	(28,045)
Additional paid-in-capital	8,505,489	8,503,227
Accumulated other comprehensive (loss) income	(1,715)	2,226
Distributions in excess of net income	(2,001,878)	(1,980,076)
Total shareholders' equity	6,699,578	6,724,146
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $80,890 and $81,076 at March 31, 2025 and December 31, 2024, respectively	40,584	40,744
Limited partners' interests in consolidated partnerships	136,278	135,417
Total noncontrolling interests	176,862	176,161
Total equity	6,876,440	6,900,307
Total liabilities and equity	$12,560,070	12,391,961

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the periods ended March 31, 2025, and 2024

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2025	2024
Revenues:
Lease income	$371,079	353,106
Other property income	3,021	4,350
Management, transaction, and other fees	6,812	6,396
Total revenues	380,912	363,852
Operating expenses:
Depreciation and amortization	96,774	97,585
Property operating expense	68,459	63,274
Real estate taxes	46,360	44,307
General and administrative	21,600	26,132
Other operating expenses	1,688	2,643
Total operating expenses	234,881	233,941
Other expense, net:
Interest expense, net	48,013	42,868
Gain on sale of real estate, net of tax	(101)	(11,403)
Loss on early extinguishment of debt	—	180
Net investment loss (income)	761	(2,431)
Total other expense, net	48,673	29,214
Income before equity in income of investments in real estate partnerships	97,358	100,697
Equity in income of investments in real estate partnerships	14,495	11,961
Net income	111,853	112,658
Noncontrolling interests:
Exchangeable operating partnership units	(642)	(642)
Limited partners' interests in consolidated partnerships	(1,624)	(2,242)
Net income attributable to noncontrolling interests	(2,266)	(2,884)
Net income attributable to the Company	109,587	109,774
Preferred stock dividends	(3,413)	(3,413)
Net income attributable to common shareholders	$106,174	106,361

Net income attributable to common shareholders:
Per common share - basic	$0.59	0.58
Per common share - diluted	$0.58	0.58

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

For the periods ended March 31, 2025, and 2024

(in thousands)

(unaudited)

	Three months ended March 31,
	2025	2024
Net income	$111,853	112,658
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(2,648)	8,593
Reclassification adjustment of derivative instruments included in net income	(1,745)	(2,367)
Unrealized gain (loss) on available-for-sale debt securities	194	(119)
Other comprehensive (loss) income	(4,199)	6,107
Comprehensive income	107,654	118,765
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	2,266	2,884
Other comprehensive (loss) income attributable to noncontrolling interests	(258)	334
Comprehensive income attributable to noncontrolling interests	2,008	3,218
Comprehensive income attributable to the Company	$105,646	115,547

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended March 31, 2025 and 2024

(in thousands, except per share data)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$225,000	1,846	(25,488)	8,704,240	(1,308)	(1,871,603)	7,032,687	42,195	117,053	159,248	7,191,935
Net income	—	—	—	—	—	109,774	109,774	642	2,242	2,884	112,658
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	7,987	—	7,987	48	439	487	8,474
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(2,214)	—	(2,214)	(13)	(140)	(153)	(2,367)
Deferred compensation plan, net	—	—	(833)	833	—	—	—	—	—	—	—
Amortization of equity awards	—	2	—	6,574	—	—	6,576	—	—	—	6,576
Tax withholding on stock-based compensation	—	—	—	(8,578)	—	—	(8,578)	—	—	—	(8,578)
Common stock issued under dividend reinvestment plan	—	—	—	158	—	—	158	—	—	—	158
Common stock issued for exchangeable units exchanged	—	—	—	529	—	—	529	(529)	—	(529)	—
Contributions from partners	—	—	—	—	—	—	—	—	1,472	1,472	1,472
Distributions to partners	—	—	—	—	—	—	—	—	(4,364)	(4,364)	(4,364)
Dividends declared:
Preferred stock/unit (Series A: $0.390625 per share/unit; Series B: $0.367200 per share/unit)	—	—	—	—	—	(3,413)	(3,413)	—	—	—	(3,413)
Common stock/unit ($0.670 per share/unit)	—	—	—	—	—	(123,795)	(123,795)	(737)	—	(737)	(124,532)
Balance at March 31, 2024	$225,000	1,848	(26,321)	8,703,756	4,465	(1,889,037)	7,019,711	41,606	116,702	158,308	7,178,019

Balance at December 31, 2024	$225,000	1,814	(28,045)	8,503,227	2,226	(1,980,076)	6,724,146	40,744	135,417	176,161	6,900,307
Net income	—	—	—	—	—	109,587	109,587	642	1,624	2,266	111,853
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	(2,289)	—	(2,289)	(20)	(145)	(165)	(2,454)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(1,652)	—	(1,652)	(8)	(85)	(93)	(1,745)
Adjustment for noncontrolling interests	—	—	—	2,210	—	—	2,210	(2,210)	—	(2,210)	—
Deferred compensation plan, net	—	—	(1,088)	1,088	—	—	—	—	—	—	—
Amortization of equity awards	—	1	—	5,547	—	—	5,548	—	—	—	5,548
Tax withholding on stock-based compensation	—	—	—	(6,760)	—	—	(6,760)	—	—	—	(6,760)
Common stock issued under dividend reinvestment plan	—	—	—	177	—	—	177	—	—	—	177
Contributions from partners	—	—	—	—	—	—	—	2,210	2,977	5,187	5,187
Distributions to partners	—	—	—	—	—	—	—	—	(3,510)	(3,510)	(3,510)
Dividends declared:
Preferred stock stock/unit (Series A: $0.390625 per share/unit; Series B: $0.367200 per share/unit)	—	—	—	—	—	(3,413)	(3,413)	—	—	—	(3,413)
Common stock/unit ($0.705 per share/unit)	—	—	—	—	—	(127,976)	(127,976)	(774)	—	(774)	(128,750)
Balance at March 31, 2025	$225,000	1,815	(29,133)	8,505,489	(1,715)	(2,001,878)	6,699,578	40,584	136,278	176,862	6,876,440

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the periods ended March 31, 2025, and 2024

(in thousands)

(unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$111,853	112,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,774	97,585
Amortization of deferred financing costs and debt premiums	3,334	2,762
Amortization of above and below market lease intangibles, net	(6,215)	(5,287)
Stock-based compensation, net of capitalization	4,966	6,294
Equity in income of investments in real estate partnerships	(14,495)	(11,961)
Gain on sale of real estate, net of tax	(101)	(11,403)
Loss on early extinguishment of debt	—	180
Distribution of earnings from investments in real estate partnerships	16,076	16,960
Deferred compensation (income) expense	(521)	2,089
Realized and unrealized loss (gain) on investments	686	(2,358)
Changes in assets and liabilities:
Tenant and other receivables	9,051	1,220
Deferred leasing costs	(1,748)	(3,714)
Other assets	(16,176)	(15,724)
Accounts payable and other liabilities	(43,735)	(19,410)
Tenants' security, escrow deposits and prepaid rent	1,282	(2,133)
Net cash provided by operating activities	161,031	167,758
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $787	(83,232)	—
Real estate development and capital improvements	(101,386)	(60,850)
Proceeds from sale of real estate	—	30,033
Proceeds from property insurance casualty claims	—	4,110
Issuance of notes receivable	—	(29,830)
Collection of notes receivable	120	1,561
Investments in real estate partnerships	(230)	(4,156)
Return of capital from investments in real estate partnerships	—	3,152
Dividends on investment securities	988	122
Purchase of investment securities	(2,233)	(92,527)
Proceeds from sale of investment securities	5,825	6,049
Net cash used in investing activities	(180,148)	(142,336)
Cash flows from financing activities:
Tax withholding on stock-based compensation	(6,760)	(8,730)
Proceeds from sale of treasury stock	462	210
Contributions from noncontrolling interests	2,977	1,472
Distributions to and redemptions of noncontrolling interests	(3,510)	(4,364)
Distributions to exchangeable operating partnership unit holders	(773)	(742)
Dividends paid to common shareholders	(127,684)	(123,507)
Dividends paid to preferred shareholders	(3,413)	(3,413)
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	—	398,468
Proceeds from unsecured credit facilities	280,000	132,419
Repayment of unsecured credit facilities	(80,000)	(254,419)
Proceeds from notes payable	10,000	—
Repayment of notes payable	(32,787)	(7,597)
Scheduled principal payments	(2,548)	(3,183)
Payment of financing costs	(194)	(13,289)
Net cash provided by financing activities	35,770	113,325
Net increase in cash and cash equivalents and restricted cash	16,653	138,747
Cash and cash equivalents and restricted cash at beginning of the period	61,884	91,354
Cash and cash equivalents and restricted cash at end of the period	$78,537	230,101

	Three months ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,112 and $1,656 in 2025 and 2024, respectively)	$64,540	47,981
Cash paid for income taxes, net of refunds	$—	6,070
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$131,020	126,807
Right of use assets obtained in exchange for new operating lease liabilities	$—	829
Sale of leased asset in exchange for net investment in sales-type lease	$—	703
Acquisition of operating real estate:
Tenant and other receivable and other assets	$593	—
Acquired lease intangible assets	$9,725	—
Notes payable assumed in acquisition, at fair value	$40,060	—
Intangible liabilities, Accounts payable and other liabilities	$18,957	—
Acquisition of unconsolidated real estate investments:
Tenant and other receivable and other assets	$941	—
Acquired lease intangible assets	$4,308	—
Notes payable assumed in acquisition, at fair value	$16,749	—
Intangible liabilities, Accounts payable and other liabilities	$1,119	—
Change in accrued capital expenditures	$13,144	1,619
Stock-based compensation capitalized	$583	434

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

March 31, 2025 and December 31, 2024

(in thousands, except unit data)

	2025	2024
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$13,910,190	13,698,419
Less: accumulated depreciation	3,037,614	2,960,399
Real estate assets, net	10,872,576	10,738,020
Investments in sales-type leases, net	16,520	16,291
Investments in real estate partnerships	389,175	399,044
Net real estate investments	11,278,271	11,153,355
Properties held for sale, net	16,220	—
Cash, cash equivalents, and restricted cash, including $3,444 and $5,601 of restricted cash at March 31, 2025 and December 31, 2024, respectively	78,537	61,884
Tenant and other receivables, net	250,210	255,495
Deferred leasing costs, less accumulated amortization of $133,046 and $131,080 at March 31, 2025 and December 31, 2024, respectively	85,272	79,911
Acquired lease intangible assets, less accumulated amortization of $402,274 and $395,209 at March 31, 2025 and December 31, 2024, respectively	231,526	229,983
Right of use assets, net	320,317	322,287
Other assets	299,717	289,046
Total assets	$12,560,070	12,391,961
Liabilities and Capital
Liabilities:
Notes payable, net	$4,376,240	4,343,700
Unsecured credit facility	265,000	65,000
Accounts payable and other liabilities	340,997	392,302
Acquired lease intangible liabilities, less accumulated amortization of $227,051 and $222,052 at March 31, 2025 and December 31, 2024, respectively	374,606	364,608
Lease liabilities	243,923	244,861
Tenants' security, escrow deposits and prepaid rent	82,864	81,183
Total liabilities	5,683,630	5,491,654
Commitments and contingencies	—	—
Capital:
Partners' capital:
Preferred units $0.01 par value per unit, 30,000,000 units authorized; 9,000,000 units issued and outstanding, in the aggregate, in Series A and Series B at March 31, 2025 and December 31, 2024	225,000	225,000
General partner's common units, 181,525,936 and 181,361,454 units issued and outstanding at March 31, 2025 and December 31, 2024, respectively	6,476,293	6,496,920
Limited partners' common units, 1,096,659 and 1,096,659 units issued and outstanding at March 31, 2025 and December 31, 2024 respectively	40,584	40,744
Accumulated other comprehensive (loss) income	(1,715)	2,226
Total partners' capital	6,740,162	6,764,890
Noncontrolling interest: Limited partners' interests in consolidated partnerships	136,278	135,417
Total capital	6,876,440	6,900,307
Total liabilities and capital	$12,560,070	12,391,961

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the periods ended March 31, 2025, and 2024

(in thousands, except per unit data)

(unaudited)

	Three months ended March 31,
	2025	2024
Revenues:
Lease income	$371,079	353,106
Other property income	3,021	4,350
Management, transaction, and other fees	6,812	6,396
Total revenues	380,912	363,852
Operating expenses:
Depreciation and amortization	96,774	97,585
Property operating expense	68,459	63,274
Real estate taxes	46,360	44,307
General and administrative	21,600	26,132
Other operating expenses	1,688	2,643
Total operating expenses	234,881	233,941
Other expense, net:
Interest expense, net	48,013	42,868
Gain on sale of real estate, net of tax	(101)	(11,403)
Loss on early extinguishment of debt	—	180
Net investment loss (income)	761	(2,431)
Total other expense, net	48,673	29,214
Income before equity in income of investments in real estate partnerships	97,358	100,697
Equity in income of investments in real estate partnerships	14,495	11,961
Net income	111,853	112,658
Limited partners' interests in consolidated partnerships	(1,624)	(2,242)
Net income attributable to the Partnership	110,229	110,416
Preferred unit distributions	(3,413)	(3,413)
Net income attributable to common unit holders	$106,816	107,003

Net income attributable to common unit holders:
Per common unit - basic	$0.59	0.58
Per common unit - diluted	$0.58	0.58

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

For the periods ended March 31, 2025, and 2024

(in thousands)

(unaudited)

	Three months ended March 31,
	2025	2024
Net income	$111,853	112,658
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(2,648)	8,593
Reclassification adjustment of derivative instruments included in net income	(1,745)	(2,367)
Unrealized gain (loss) on available-for-sale debt securities	194	(119)
Other comprehensive (loss) income	(4,199)	6,107
Comprehensive income	107,654	118,765
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,624	2,242
Other comprehensive (loss) income attributable to noncontrolling interests	(230)	299
Comprehensive income attributable to noncontrolling interests	1,394	2,541
Comprehensive income attributable to the Partnership	$106,260	116,224

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended March 31, 2025 and 2024

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests in Limited Partners' Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2023	$7,033,995	42,195	(1,308)	7,074,882	117,053	7,191,935
Net income	109,774	642	—	110,416	2,242	112,658
Other comprehensive income
Other comprehensive income before reclassification	—	48	7,987	8,035	439	8,474
Amounts reclassified from accumulated other comprehensive income	—	(13)	(2,214)	(2,227)	(140)	(2,367)
Contributions from partners	—	—	—	—	1,472	1,472
Distributions to partners	(123,795)	(737)	—	(124,532)	(4,364)	(128,896)
Preferred unit distributions	(3,413)	—	—	(3,413)	—	(3,413)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	6,576	—	—	6,576	—	6,576
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(8,420)	—	—	(8,420)	—	(8,420)
Exchangeable operating partnership units exchanged for common stock of Parent Company	529	(529)	—	—	—	—
Balance at March 31, 2024	$7,015,246	41,606	4,465	7,061,317	116,702	7,178,019

Balance at December 31, 2024	$6,721,920	40,744	2,226	6,764,890	135,417	6,900,307
Net income	109,587	642	—	110,229	1,624	111,853
Other comprehensive income
Other comprehensive income before reclassification	—	(20)	(2,289)	(2,309)	(145)	(2,454)
Amounts reclassified from accumulated other comprehensive income	—	(8)	(1,652)	(1,660)	(85)	(1,745)
Adjustment for noncontrolling interests in the Operating Partnership	2,210	(2,210)	—	—	—	—
Contributions from partners	—	2,210	—	2,210	2,977	5,187
Distributions to partners	(127,976)	(774)	—	(128,750)	(3,510)	(132,260)
Preferred unit distributions	(3,413)	—	—	(3,413)	—	(3,413)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	5,548	—	—	5,548	—	5,548
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(6,583)	—	—	(6,583)	—	(6,583)
Balance at March 31, 2025	$6,701,293	40,584	(1,715)	6,740,162	136,278	6,876,440

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the periods ended March 31, 2025, and 2024

(in thousands)

(unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$111,853	112,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,774	97,585
Amortization of deferred financing costs and debt premiums	3,334	2,762
Amortization of above and below market lease intangibles, net	(6,215)	(5,287)
Stock-based compensation, net of capitalization	4,966	6,294
Equity in income of investments in real estate partnerships	(14,495)	(11,961)
Gain on sale of real estate, net of tax	(101)	(11,403)
Loss on early extinguishment of debt	—	180
Distribution of earnings from investments in real estate partnerships	16,076	16,960
Deferred compensation (income) expense	(521)	2,089
Realized and unrealized loss (gain) on investments	686	(2,358)
Changes in assets and liabilities:
Tenant and other receivables	9,051	1,220
Deferred leasing costs	(1,748)	(3,714)
Other assets	(16,176)	(15,724)
Accounts payable and other liabilities	(43,735)	(19,410)
Tenants' security, escrow deposits and prepaid rent	1,282	(2,133)
Net cash provided by operating activities	161,031	167,758
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $787	(83,232)	—
Real estate development and capital improvements	(101,386)	(60,850)
Proceeds from sale of real estate	—	30,033
Proceeds from property insurance casualty claims	—	4,110
Issuance of notes receivable	—	(29,830)
Collection of notes receivable	120	1,561
Investments in real estate partnerships	(230)	(4,156)
Return of capital from investments in real estate partnerships	—	3,152
Dividends on investment securities	988	122
Acquisition of investment securities	(2,233)	(92,527)
Proceeds from sale of investment securities	5,825	6,049
Net cash used in investing activities	(180,148)	(142,336)
Cash flows from financing activities:
Tax withholding on stock-based compensation	(6,760)	(8,730)
Proceeds from sale of treasury stock	462	210
Contributions from noncontrolling interests	2,977	1,472
Distributions to and redemptions of noncontrolling interests	(3,510)	(4,364)
Distributions to partners	(128,457)	(124,249)
Dividends paid to preferred unit holders	(3,413)	(3,413)
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	—	398,468
Proceeds from unsecured credit facilities	280,000	132,419
Repayment of unsecured credit facilities	(80,000)	(254,419)
Proceeds from notes payable	10,000	—
Repayment of notes payable	(32,787)	(7,597)
Scheduled principal payments	(2,548)	(3,183)
Payment of financing costs	(194)	(13,289)
Net cash provided by financing activities	35,770	113,325
Net increase in cash and cash equivalents and restricted cash	16,653	138,747
Cash and cash equivalents and restricted cash at beginning of the period	61,884	91,354
Cash and cash equivalents and restricted cash at end of the period	$78,537	230,101

	Three months ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,112 and $1,656 in 2025 and 2024, respectively)	$64,540	47,981
Cash paid for income taxes, net of refunds	$—	6,070
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$131,020	126,807
Right of use assets obtained in exchange for new operating lease liabilities	$—	829
Sale of leased asset in exchange for net investment in sales-type lease	$—	703
Acquisition of operating real estate:
Tenant and other receivable and other assets	$593	—
Acquired lease intangible assets	$9,725	—
Notes payable assumed in acquisition, at fair value	$40,060	—
Intangible liabilities, Accounts payable and other liabilities	$18,957	—
Acquisition of unconsolidated real estate investments:
Tenant and other receivable and other assets	$941	—
Acquired lease intangible assets	$4,308	—
Notes payable assumed in acquisition, at fair value	$16,749	—
Intangible liabilities, Accounts payable and other liabilities	$1,119	—
Change in accrued capital expenditures	$13,144	1,619
Stock-based compensation capitalized	$583	434

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2025

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

As of March 31, 2025, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 381 properties and held partial interests in an additional 102 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

Basis of Presentation

The information included in this Report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”), as certain disclosures in this Report that would duplicate those included in such Annual Report on Form 10-K are not included in these consolidated financial statements. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

Estimates, Risks and Uncertainties

The preparation of the Consolidated Financial Statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of commitments and contingent assets and liabilities, as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the Company's financial statements relate to the net carrying values of its real estate investments, collectibility of lease income, and acquired lease intangible assets and liabilities. It is possible that the estimates and assumptions that have been utilized in the preparation of the Consolidated Financial Statements could change significantly if economic conditions were to change.

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent may be influenced by evolving political, economic, trade and immigration policies and macroeconomic uncertainties, and the success of the Company's tenants, in the aggregate, is important to the operating and financial success of the Company. These issues include, but are not limited to, the potential for impacts from tariffs and potential trade disputes, retaliatory actions by other countries, inflation, the cost and availability of labor, including labor shortages related to deportations or threat of deportations, increasing energy prices and interest rates, supply chain disruptions, and access to and cost of capital. Additionally, geopolitical and macroeconomic challenges, including the war involving Russia and Ukraine, the Middle East conflicts and wars, and economic conflicts with China, as well as the slowing of its economy, could impact aspects of the U.S. economy and, therefore, consumer confidence and spending.

The policies implemented by the U.S. government to address these and related issues, including changes by the Board of Governors of the Federal Reserve System of its benchmark federal funds rate, increases or decreases in federal government spending, and economic sanctions and tariffs, could result in adverse impacts on the U.S. economy, including inflation, reduction in consumer confidence and spending, a slowing of growth, and potentially a recession, thereby adversely impacting the costs to our tenants of operating their businesses, demand for their products and services, and their ability to pay rent, and/or decreasing future demand for space in shopping centers, which could adversely impact occupancy rates and rents. The potential impact of current macroeconomic and geopolitical challenges on the Company's financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties. See Item 1A of Part I of the Company's Annual Report on Form 10-K, as supplemented by the discussion in Item 1A of Part II of this Quarterly Report on Form 10-Q, for a more detailed discussion of the Risk Factors potentially impacting the Company's business and results of operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2025

Investment Risk Concentrations

As of March 31, 2025, no single tenant comprised 10% or more of our aggregate annualized base rent ("ABR"). As of March 31, 2025, the Company had three geographic concentrations that individually accounted for at least 10% of its aggregate ABR. Real estate properties located in California, Florida and the New York-Newark-Jersey City core-based statistical area accounted for 23.1%, 20.4% and 12.6% of ABR respectively. This geographic concentration makes those portions of the portfolio more susceptible to adverse weather, natural disasters or economic events that may specifically and disproportionately impact these areas. None of the Regency's shopping centers are located outside the United States.

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

Ownership of the Operating Partnership

The Operating Partnership's capital includes Common Units and Preferred Units. As of March 31, 2025, the Parent Company owned approximately 99.4% of the outstanding Common Units, with the remaining limited partners' Common Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). The Parent Company currently owns all of the Preferred Units.

Real Estate Partnerships

As of March 31, 2025, Regency held partial ownership interests in 121 properties through real estate partnerships, of which 19 are consolidated. Regency's partners include institutional investors, real estate developers and/or operators, and passive investors (the "Partners" or "Limited Partners"). These partnerships have been established to own and operate real estate properties. The Company’s involvement with these entities is through its ownership of its equity interest in the partnerships and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. Regency has variable interests in these entities through its equity ownership, with Regency being the primary beneficiary in certain of these real estate partnerships. Regency consolidates the partnerships into its financial statements for which it is the primary beneficiary and reports the limited partners' interests as noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not have a controlling financial interest, but has significant influence, Regency recognizes its equity investments in them in accordance with the equity method of accounting.

The assets of these partnerships are restricted to use by the respective partnerships and cannot be directly reached by general creditors of the Company. Similarly, the obligations of the partnerships are backed by, and can only be settled through the assets of these partnerships or by additional capital contributions by the partners, except to the extent that the Company has provided contractual payment guarantees.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2025

The carrying amounts of VIEs' assets and liabilities included in the Company's consolidated financial statements, exclusive of the Operating Partnership, are as follows:

(in thousands)	March 31, 2025	December 31, 2024
Assets
Real estate assets, net	$451,333	312,873
Cash, cash equivalents and restricted cash	13,098	16,687
Tenant and other receivables, net	5,636	5,833
Deferred costs, net	6,022	3,178
Acquired lease intangible assets, net	15,119	6,293
Right of use assets, net	18,024	18,148
Other assets	1,035	597
Total Assets	$510,267	363,609
Liabilities
Notes payable	$73,268	32,653
Accounts payable and other liabilities	90,048	16,149
Acquired lease intangible liabilities, net	28,660	10,627
Tenants' security, escrow deposits and prepaid rent	1,376	1,260
Lease liabilities	19,416	19,370
Total Liabilities	$212,768	80,059

Revenues, and Tenant and other Receivables

Income within Management, transaction, and other fees is primarily derived from contracts with the Company's investments in real estate partnerships. The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts are as follows:

		Three months ended March 31,
(in thousands)	Timing of satisfaction of performance obligations	2025	2024
Management, transaction, and other fees:
Property management services	Over time	$4,110	3,961
Asset management services	Over time	1,717	1,602
Leasing services	Point in time	872	574
Other transaction fees	Point in time	113	259
Total management, transaction, and other fees		$6,812	6,396

The accounts receivable for total management, transactions, and other fees, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $18.0 million and $19.7 million, as of March 31, 2025 and December 31, 2024, respectively.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements and the expected impact on our financial statements:

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Recently issued:
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

		January 1, 2025	The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2025

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

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

January 1, 2026

The Company is assessing the impact this ASU will have on the Company’s financial statement disclosures. The adoption is not expected to have a material impact on the financial position or results of operations, as the Company currently does not have any convertible debt instruments in our financing arrangements.

2.	Real Estate Investments

The following tables detail the properties acquired for the periods set forth below:

(in thousands)		Three months ended March 31, 2025
Date Purchased	Property Name	City/State	Property Type	Regency's Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (1)	Intangible Assets (1)	Intangible Liabilities (1)
1/1/2025	Putnam Plaza (2)	Carmel Hamlet, NY	Operating	100%	$31,000	16,749	4,308	460
1/10/2025	Orange Meadows	Orange, CT	Outparcel	100%	4,200	—	354	299
3/14/2025	Brentwood Place	Nashville, TN	Operating	100%	118,500	40,060	9,371	18,295
Total property acquisitions					$153,700	56,809	14,033	19,054

(in thousands)		Three months ended March 31, 2024
Date Purchased	Property Name	City/State	Property Type	Regency's Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (1)	Intangible Assets (1)	Intangible Liabilities (1)
2/23/2024	The Shops at Stone Bridge	Cheshire, CT	Development	100%	$8,000	—	—	—
Total property acquisitions					$8,000	—	—	—
(1)
Amounts for purchase price and allocation are reflected at 100%.
(2)
This property was held within a single property unconsolidated real estate partnership, in which the Company held a 66.7% ownership interest. Effective January 1, 2025, the Company purchased our partner's remaining 33.3% ownership interest.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2025

3.	Property Dispositions and Assets Held for Sale

There were no property dispositions during the three months ended March 31, 2025. The following table provides a summary of consolidated shopping centers and land parcels sold during the comparative period:

Three months ended March 31,
(in thousands, except number sold data)	2024
Net proceeds from sale of real estate investments	$30,033
Gain on sale of real estate, net of tax	11,403
Number of operating properties sold	1
Percent interest sold	100%

As of March 31, 2025 the Company had one operating property and one land parcel classified as held for sale. There were no liabilities associated with these properties. As of December 31, 2024 the Company did not have any of its properties classified as held for sale. The following table presents the assets associated with the properties classified as held for sale as of March 31, 2025:

(in thousands)	March 31, 2025
Land and improvements	$12,345
Buildings and improvements	4,858
Less: accumulated depreciation	(983)
Assets associated with real estate assets held for sale	$16,220

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the periods set forth below:

(in thousands)	March 31, 2025	December 31, 2024
Goodwill	$166,739	166,739
Investments	46,754	51,820
Prepaid and other	58,864	40,240
Derivative assets	10,204	12,781
Furniture, fixtures, and equipment, net ("FF&E")	8,395	7,954
Deferred financing costs, net	8,761	9,512
Total other assets	$299,717	289,046

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2025

5.	Notes Payable and Unsecured Credit Facilities

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

(in thousands)	Scheduled Maturity Date	Weighted Average Contractual Rate	Weighted Average Effective Rate	March 31, 2025	December 31, 2024
Notes payable:
Fixed rate mortgage loans	11/5/2025 - 6/1/2037	3.9%	4.4%	$367,648	337,703
Variable rate mortgage loans (1)	10/1/2026 - 2/20/2032	4.5%	4.6%	283,496	282,117
Fixed rate unsecured debt	11/1/2025 - 3/15/2049	4.1%	4.2%	3,725,096	3,723,880
Total notes payable, net				4,376,240	4,343,700
Unsecured credit facility:
$1.5 Billion Line of Credit (the "Line") (2)	3/23/2028	5.2%	5.5%	265,000	65,000
Total unsecured credit facility				265,000	65,000
Total debt outstanding				$4,641,240	4,408,700
(1)
As of March 31, 2025, 96.1% of the variable rate mortgage loans are fixed through interest rate swaps.
(2)
The Company has the option to extend the maturity date by two additional six-month periods. Weighted average effective rate for the Line is calculated based on a fully drawn Line balance using the period end variable rate.

Scheduled principal payments and maturities on notes payable and the unsecured credit facility were as follows:

(in thousands)	March 31, 2025
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2025 (2)	$7,635	16,000	250,000	273,635
2026	10,445	147,848	200,000	358,293
2027	7,558	226,308	525,000	758,866
2028	5,734	57,374	565,000	628,108
2029	2,786	97,120	425,000	524,906
Beyond 5 Years	5,170	78,466	2,050,000	2,133,636
Unamortized debt premium/(discount) and issuance costs	—	(11,300)	(24,904)	(36,204)
Total	$39,328	611,816	3,990,096	4,641,240
(1)
Includes unsecured public and private debt and unsecured credit facilities.
(2)
Reflects scheduled principal payments and maturities for the remainder of the year.

The Company was in compliance as of March 31, 2025, with all debt covenants.

6.	Derivative Instruments

The Company may use derivative financial instruments, including interest swaps, caps, options, floors, and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The Company does not intend to utilize derivative instruments for speculative transactions or purposes other than mitigation of interest rate risk. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties that have high credit ratings. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2025

Detail on the Company's interest rate derivatives outstanding as of March 31, 2025 and December 31, 2024 is as follows:

(in thousands, except number of instruments data)
Interest Rate Swaps	March 31, 2025	December 31, 2024
Notional amount	$303,116	301,444
Number of instruments	15	14

Detail on the fair value of the Company's interest rate derivatives as of March 31, 2025 and December 31, 2024 is as follows:

(in thousands)
Interest rate swaps classified as:	March 31, 2025	December 31, 2024
Derivative assets	$10,204	12,781
Derivative liabilities	(1,352)	(423)

Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not enter into derivative instruments for trading or speculative purposes. As of March 31, 2025, all of the Company's derivatives are designated as cash flow hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the period that the hedged interest payments affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying Consolidated Financial Statements:

Location and Amount of (Loss) Gain Recognized in OCI on Derivative			Location and Amount of Gain Reclassified from AOCI into Net Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
(in thousands)	2025	2024		2025	2024		2025	2024
Interest rate swaps	$(2,648)	8,593	Interest expense, net	$(1,745)	(2,367)	Interest expense, net	$48,013	42,868

As of March 31, 2025, the Company expects approximately $1.7 million of accumulated comprehensive income on derivative instruments, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

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

March 31, 2025

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in Topic 842:

(in thousands)	Three months ended March 31,
	2025	2024
Operating lease income
Fixed and in-substance fixed lease income	$266,737	256,626
Variable lease income	98,378	92,290
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	6,750	5,823
Uncollectible straight-line rent (1)	(400)	(400)
Uncollectible amounts billable in lease loss	(386)	(1,233)
Total lease income	$371,079	353,106
(1)
The amounts include straight-line rent adjustments associated with converting between cash basis and accrual basis of accounting for certain leases.

The following table represents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

(in thousands)	March 31, 2025	December 31, 2024
Tenant receivables	$26,094	35,306
Straight-line rent receivables	162,885	157,507
Other receivables (1)	61,231	62,682
Total tenant and other receivables	$250,210	255,495

(1)
Other receivables include notes receivable, construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction, and other fee income.

8.	Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except those instruments listed below:

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$31,702	31,728	$31,790	31,755
Financial liabilities:
Notes payable, net	$4,376,240	4,213,402	$4,343,700	4,141,096
Unsecured credit facilities (1)	$265,000	265,000	$65,000	65,000
(1)
The carrying amounts approximated its fair values due to the variable nature of the terms.

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of March 31, 2025, and December 31, 2024, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

March 31, 2025

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities that are included within Other assets on the accompanying Consolidated Balance Sheets. The fair value of the securities was determined using quoted prices in active markets, which are considered Level 1 inputs of the fair value hierarchy. Changes in the value of securities are recorded within Net investment loss (income) in the accompanying Consolidated Statements of Operations, and include unrealized losses of $2.4 million and unrealized gains of $2.4 million during the three months ended March 31, 2025 and 2024, respectively.

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$34,563	34,563	—	—
Available-for-sale debt securities	12,191	—	12,191	—
Interest rate derivatives	10,204	—	10,204	—
Total	$56,958	34,563	22,395	—
Liabilities:
Interest rate derivatives	$(1,352)	—	(1,352)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2025

	Fair Value Measurements as of December 31, 2024
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

	Preferred Stock Outstanding as of March 31, 2025 and December 31, 2024
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

During 2024, the Company entered into forward sale agreements under its ATM program through which the Parent Company is obligated to issue 1,339,377 shares of its common stock at a weighted average offering price of $74.66 per share before any underwriting discount and offering expenses.  The shares under the forward sales agreements must be settled within one year of their trade dates, which vary by agreement, and range from November 26, 2025, to December 5, 2025.  Upon settlement, subject to certain exceptions, the Company may elect, in its sole discretion, to physically settle, cash settle, or net share settle all or any portion of our obligations under any forward sale agreement.

No shares to be issued under the 2024 forward sales agreements have been settled as of March 31, 2025. Proceeds from the issuance of shares are expected to be approximately $100.0 million before any underwriting discount and offering expenses and are expected to be used to fund acquisitions of operating properties, fund developments and redevelopments, and for general corporate purposes.

As of March 31, 2025, and after giving effect to the aforementioned forward equity offering, $400 million of common stock remained available for issuance under this ATM Program.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2025

Stock Repurchase Program

On July 31, 2024, the Board authorized a common stock repurchase program under which the Company may purchase up to a maximum of $250 million of its outstanding common stock through open market transactions, and/or in privately negotiated transactions (referred to as the "Repurchase Program"). The timing and price of stock repurchases, if any, are dependent upon market conditions and other factors. The stock repurchased, if not retired, is treated as treasury stock. The Board's authorization for the Repurchase Program expires on June 30, 2026, unless modified, extended or earlier terminated by the Board in its discretion.

During the three months ended March 31, 2025, the Company made no repurchases and $250 million remained available under the Repurchase Program.

Preferred Units of the Operating Partnership

The number of Series A Preferred Units and Series B Preferred Units, respectively, issued by the Operating Partnership is equal to the number of Series A Preferred Stock and Series B Preferred Stock, respectively, issued by the Parent Company.

Common Units of the Operating Partnership

Common Units are issued, or redeemed and retired, for each share of the Parent Company stock issued or redeemed, or retired, as described above.

10.	Stock-Based Compensation

The Company granted 305,041 shares of restricted stock with a weighted-average grant-date fair value of $77.61 per share and 322,159 shares of restricted stock with a weighted-average grant-date fair value of $60.31 per share during the three months ended March 31, 2025 and the three months ended March 31, 2024, respectively. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and recognizes forfeitures as they occur.

	Three months ended March 31,
(in thousands)	2025	2024
Restricted stock (1)	$5,443	4,640
Directors' fees paid in common stock and other employee stock grants	105	152
Capitalized stock-based compensation	(583)	(434)
Stock-based compensation, net of capitalization	$4,965	4,358
(1)
In addition, during the three months ended March 31, 2024, the Company expensed $1.9 million within Other operating expenses in connection with vesting of restricted stock units related to the 2023 acquisition of UBP.

11.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2025	2024
Numerator:
Net income attributable to common shareholders - basic	$106,174	106,361
Net income attributable to common shareholders - diluted	$106,174	106,361
Denominator:
Weighted average common shares outstanding for basic EPS	181,449	184,678
Weighted average common shares outstanding for diluted EPS (1)	181,813	184,770
Net income per common share – basic	$0.59	0.58
Net income per common share – diluted	$0.58	0.58
(1)
Includes the dilutive impact of unvested restricted stock.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2025

The effect of the assumed exchange of the EOP units and certain other exchangeable units had an anti-dilutive effect upon the calculation of net income attributable to the common shareholders per share. Accordingly, the impact of such assumed exchanges has not been included in the determination of diluted net income per share calculations. Weighted average EOP units outstanding were 1,096,659 and 1,101,104 for the three months ended March 31, 2025 and 2024, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit ("EPU"):

	Three months ended March 31,
(in thousands, except per unit data)	2025	2024
Numerator:
Net income attributable to common unit holders - basic	$106,816	107,003
Net income attributable to common unit holders - diluted	$106,816	107,003
Denominator:
Weighted average common units outstanding for basic EPU	182,546	185,779
Weighted average common units outstanding for diluted EPU (1)	182,910	185,872
Net income per common unit – basic	$0.59	0.58
Net income per common unit – diluted	$0.58	0.58
(1)
Includes the dilutive impact of unvested restricted stock.

The effect of the assumed exchange of certain other exchangeable units had an anti-dilutive effect upon the calculation of net income attributable to the common unit holders per share. Accordingly, the impact of such assumed exchanges has not been included in the determination of diluted net income per unit calculations.

12.	Segment Information

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

The following tables provide information about the Company's reportable segment's revenues, significant expenses, NOI and the reconciliation of NOI to the Company’s consolidated Net income:

	Three months ended March 31,
	2025	2024
Lease income	$408,088	386,349
Other property income	3,379	4,594
Less:
Straight-line rent on lease income	(6,451)	(5,511)
Above/below market rent amortization, net	(7,005)	(6,012)
Total real estate revenues	398,011	379,420
Operating expenses (1)	(73,464)	(68,072)
Real estate taxes	(51,009)	(48,410)
NOI	$273,538	262,938
(1)
Operating expenses include Operating and maintenance, Ground rent and Termination expense

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2025

	Three months ended March 31,
	2025	2024
Reconciliation of NOI to Net income:
NOI	$273,538	262,938
Consolidated:
Straight-line rent on lease income	5,607	5,594
Above/below market rent amortization, net	6,750	5,823
Management, transaction, and other fees	6,812	6,396
Straight-line rent on ground rent	(337)	(341)
Above/below market ground rent amortization	(535)	(535)
Depreciation and amortization	(96,774)	(97,585)
General and administrative	(21,600)	(26,132)
Other operating expenses	(1,688)	(2,643)
Other expense, net	(48,673)	(29,214)
Add: Share of noncontrolling interests excluded from NOI	2,204	2,046
Less: Equity in income of investments in real estate excluded from NOI	(13,451)	(13,689)
Net income	$111,853	112,658

13.	Commitments and Contingencies

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

The Company had accrued liabilities of $17.1 million and $17.3 million for environmental remediation, which are included in Accounts payable, and other liabilities on the Company’s Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an aggregate amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance subsidiary and to facilitate the construction of development projects. The Company had $10.9 million in letters of credit outstanding as of both March 31, 2025 and December 31, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this document regarding anticipated financial, business, legal or other outcomes including business and market conditions, outlook and other similar statements relating to Regency's future events, developments, or financial or operational performance or results, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as "may," "will," "could," "should," "would," "expect," "estimate," "believe," "intend," "forecast," "project," "plan," "anticipate," "guidance," and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained, and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risk factors, including, without limitation, risk factors relating to:

•
the current economic and geopolitical environments
•
pandemics or other health crises
•
operating retail-based shopping centers
•
real estate investments
•
the environment affecting our properties
•
corporate matters
•
our partnerships and joint ventures
•
funding strategies and capital structure
•
information management and technology
•
taxes and the Parent Company’s qualification as a REIT
•
the Company’s stock price

As more specifically described in Part I, Item 1A. “Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K") and in Part II, Item 1A. "Risk Factors" in this Report. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our most recent 2024 Form 10-K, subsequent Quarterly Reports on Form 10-Q, and our other filings with and submissions to the SEC. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. Forward-looking statements are only as of the date they are made, and Regency undertakes no duty to update its forward-looking statements, whether as a result of new information, future events or developments or otherwise, except as and to the extent required by law.

Non-GAAP Financial Measures

In addition to the required Generally Accepted Accounting Principles ("GAAP") presentations, we use and report certain non-GAAP financial measures as we believe these measures improve the understanding of our operational results. We believe these non-GAAP financial measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP financial measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP financial measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

We do not consider non-GAAP financial measures an alternative to financial measures determined in accordance with GAAP, rather they supplement GAAP measures by providing additional information we believe to be useful to our shareholders. The principal limitation of these non-GAAP financial measures is that they may exclude significant expense and income items that are required by GAAP to be recognized in our Consolidated Financial Statements. In addition, they reflect the exercise of management's judgment about which expense and income items are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, reconciliations of the non-GAAP financial measures we use to their most directly comparable GAAP measures are provided. Non-GAAP financial measures should not be relied upon in evaluating the financial condition, results of operations, or future prospects of the Company.

Our non-GAAP financial measures include the following:

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

We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated real estate investment partnerships, when read in conjunction with our reported results under GAAP. We believe presenting our Pro-rata share of assets, liabilities, operating results, and other metrics, along with certain other non-GAAP financial measures, makes comparisons of our operating results to those of other REITs more meaningful. The Pro-rata information provided is not, nor is it intended to be, presented in accordance with GAAP. The Pro-rata supplemental details of assets and liabilities and supplemental details of operations reflect our proportionate economic ownership of the assets, liabilities, and operating results of the properties in our portfolio.

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

•
Pro-rata Same Property NOI is a key non-GAAP financial measure commonly used by REITs to evaluate operating performance. It is calculated on a proportionate ownership basis for properties held during the comparable reporting periods, excluding revenue and expenses related to non-same properties during the periods.

Management believes this measure provides investors with a useful and consistent comparison of the Company’s operating performance and trends. Management uses Pro-rata Same Property NOI as a supplemental measure to assess property-level performance, excluding the effects of corporate-level expenses, financing costs, and non-operating activities. This measure allows investors to evaluate trends in revenue and expense growth for properties that have been consistently operated during the periods.

Other Defined Terms

The following terms, as defined, are commonly used by management and the investing public to understand and evaluate our operational results, and are included in this document:

•
Anchor Space is a space equal to or greater than 10,000 SF.
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
•
Shop Space is a space under 10,000 SF.

Overview of Our Strategy

Regency Centers Corporation began operations as a publicly-traded REIT in 1993. All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P. and its wholly-owned subsidiaries, and through our real estate partnerships. As of March 31, 2025, the Parent Company owned approximately 99.4% of the outstanding Common Units and 100% of the Preferred Units of the Operating Partnership.

We are a preeminent national owner, operator, and developer of neighborhood and community shopping centers predominantly located in suburban trade areas with compelling demographics. As of March 31, 2025, we had full or partial ownership interests in 483 retail properties. Our properties are high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban markets within the country's most desirable metro areas, and contain approximately 57.7 million square feet ("SF") of gross leasable area ("GLA"). Our mission is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities. Our vision is to elevate quality of life as an integral thread in the fabric of our communities. Our portfolio includes thriving properties merchandised with highly productive grocers, restaurants, service providers, and best-in-class retailers that connect with their neighborhoods, communities, and customers.

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
•
Support our business activities with a conservative capital structure, including a strong balance sheet with sufficient liquidity to meet our capital needs together with a carefully constructed debt maturity profile; and
•
Implement sustainability and governance practices through our Corporate Responsibility program to support and enhance our business goals and objectives.

Executing on our Strategy

During the three months ended March 31, 2025, we had Net income attributable to common shareholders of $106.2 million as compared to $106.4 million during the three months ended March 31, 2024.

During the three months ended March 31, 2025:

•
Our Pro-rata same property NOI, excluding termination fees, grew 4.3%, as compared to the three months ended March 31, 2024, primarily attributable to improvements in base rent from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on comparable new and renewal leases.
•
We executed 450 new and renewal leasing transactions representing 1.4 million Pro-rata SF with positive rent spreads of 8.1% during the three months ended March 31, 2025, compared to 461 leasing transactions representing 2.0 million Pro-rata SF with positive rent spreads of 8.5% during the three months ended March 31, 2024. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At March 31, 2025, December 31, 2024, and March 31, 2024 our total property portfolio was 96.3%, 96.3%, and 95.0% leased, respectively. At March 31, 2025, December 31, 2024, and March 31, 2024 our same property portfolio was 96.5%, 96.5%, and 95.5% leased, respectively.

We continued our development and redevelopment of high quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects totaled $498.5 million at March 31, 2025, compared to $497.3 million at December 31, 2024.
•
Development and redevelopment projects completed during the three months ended March 31, 2025 represented $5.3 million of estimated net project costs, with an average stabilized yield of 52.5%. A stabilized yield for development and redevelopment projects represents the incremental NOI (estimated stabilized NOI less NOI prior to project commencement) divided by the total project costs.

We maintained liquidity and the financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
In February 2025, we received a credit rating upgrade to A- with a stable outlook from S&P Global Ratings.
•
We have $430.3 million of loans maturing during the next 12 months, including Regency's pro-rata share of maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay-off as they mature.
•
At March 31, 2025, we had $1.22 billion available on the Line, which expires on March 23, 2028 unless we exercise the available options to extend the expiration for two additional six-month periods, in which case the term will be extended in accordance with any such option exercise.

Economic Conditions

Refer to the Estimated Risks and Uncertainties section in Note 1 — Organization and Significant Accounting Policies, as these risks and uncertainties could have a material impact on future results of operations and trends.

Property Portfolio

The following table summarizes general information related to the consolidated properties in our portfolio:

(GLA in thousands)	March 31, 2025	December 31, 2024
Number of Properties	381	379
GLA	44,405	43,876
% Leased – Operating and Development	96.2%	96.2%
% Leased – Operating	96.4%	96.5%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$25.81	$25.56

The following table summarizes general information related to the unconsolidated properties owned in real estate investment partnerships in our portfolio:

(GLA in thousands)	March 31, 2025	December 31, 2024
Number of Properties	102	103
GLA	13,249	13,439
% Leased – Operating and Development	97.0%	96.8%
% Leased –Operating	97.1%	96.8%
Weighted average annual effective rent PSF, net of tenant concessions	$24.82	$24.51

The following table summarizes Pro-rata occupancy rates of our combined consolidated and unconsolidated shopping center portfolio:

	March 31, 2025	December 31, 2024
Percent Leased – All Properties	96.3%	96.3%
Anchor Space (spaces ≥ 10,000 SF)	98.3%	98.4%
Shop Space (spaces < 10,000 SF)	93.1%	93.0%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our real estate partnerships (totals as a weighted average PSF):

	Three months ended March 31, 2025
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	4	85	$19.82	$75.50	$4.98
Renewal	20	557	13.80	0.23	0.15
Total Anchor Space Leases	24	642	$14.60	$10.16	$0.79
Shop Space Leases
New	119	227	$41.94	$47.82	$17.01
Renewal	307	541	40.58	1.41	1.39
Total Shop Space Leases	426	768	$40.98	$15.12	$6.01
Total Leases	450	1,410	$28.97	$12.86	$3.63

	Three months ended March 31, 2024
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	11	241	$21.59	$52.82	$8.10
Renewal	29	851	21.00	0.29	0.05
Total Anchor Space Leases	40	1,092	$21.13	$11.91	$1.83
Shop Space Leases
New	136	286	$37.65	$38.66	$13.10
Renewal	285	573	37.27	3.66	0.61
Total Shop Space Leases	421	859	$37.40	$15.33	$4.77
Total Leases	461	1,951	$28.29	$13.41	$3.13

The weighted-average base rent PSF on signed Shop Space leases during 2025 was $40.98 PSF, which is higher than the weighted average annual base rent PSF of all Shop Space leases due to expire during the next 12 months of $36.13 PSF. New and renewal rent spreads, compared to prior rents on these same spaces leased, were positive at 8.1% for the three months ended March 31, 2025, compared to 8.5% for the three months ended March 31, 2024.

Diversification and Concentration of Tenant Risk

We seek to reduce our risk by limiting dependence on any single tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	March 31, 2025
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annual Base Rent (1)
Publix	67	5.9%	2.8%
Albertsons Companies, Inc.	52	4.2%	2.8%
TJX Companies, Inc.	75	3.7%	2.8%
Amazon/Whole Foods	39	2.6%	2.6%
Kroger Co.	52	6.0%	2.6%
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

We recognize that current economic conditions including, but not limited to, the potential impacts of tariffs and trade deals, inflation, cost and availability of labor, including potential labor shortages related to deportations or threat of deportations, increasing energy prices and interest rates, supply chain disruptions, and access to and cost of credit have introduced additional macroeconomic uncertainty. These economic conditions could place further financial strain on retailers by raising costs and compressing margins. The potential for a recession and the severity and duration of any economic downturn could negatively impact our existing tenants and their ability to continue to meet their lease obligations.

Although base rent is derived from long-term lease contracts, tenants that file for bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, in a tenant bankruptcy situation it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and significant downtime to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases, we could experience a significant reduction in our revenues. At March 31, 2025, the tenants who are currently in bankruptcy and which continue to occupy space in our shopping centers represent an aggregate of 0.9% of our Pro-rata annual base rent with no single tenant exceeding 0.5% of Pro-rata annual base rent.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024:

Changes in revenues are summarized in the following table:

	Three months ended March 31,
(in thousands)	2025	2024	Change
Lease income
Base rent	$254,556	244,135	10,421
Recoveries from tenants	91,481	85,023	6,458
Percentage rent	6,658	7,807	(1,149)
Uncollectible lease income	(386)	(1,233)	847
Other lease income	6,413	5,957	456
Straight-line rent	5,607	5,594	13
Above / below market rent amortization, net	6,750	5,823	927
Total lease income	$371,079	353,106	17,973
Other property income	3,021	4,350	(1,329)
Management, transaction, and other fees	6,812	6,396	416
Total revenues	$380,912	363,852	17,060

Lease income increased by $18.0 million primarily due to the following:

•
$10.4 million increase in Base rent, mainly driven by the following:
o
$9.7 million increase resulting from same properties, including:
▪
$7.4 million increase due to increases from occupancy, rent steps in existing leases, and positive rental spreads on new and renewal leases; and
▪
$2.3 million increase due to redevelopment projects that commenced operations;
o
$1.1 million increase from acquisitions of operating properties in 2025 as compared to 2024 activity; and
o
$0.9 million increase from rent commencements at completed development properties; partially offset by
o
$1.3 million decrease due to dispositions of operating properties.

•
$6.5 million increase from contractual Recoveries from tenants which represents their proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, mainly from the following:
o
$5.9 million increase primarily due to higher operating costs and increased occupancy in the current year; and
o
$0.8 million increase driven by the acquisition of operating properties in 2025 as compared to 2024, and rent commencements at development properties; partially offset by
o
$0.2 million decrease due to disposition of operating properties.
•
$1.1 million decrease in Percentage rent due to fluctuations in tenant sales.

Other property income decreased by $1.3 million primarily due to business interruption insurance proceeds received in the comparative period.

There were no significant changes in Management, transaction, and other fees.

Changes in our operating expenses are summarized in the following table:

	Three months ended March 31,
(in thousands)	2025	2024	Change
Depreciation and amortization	$96,774	97,585	(811)
Property operating expense	68,459	63,274	5,185
Real estate taxes	46,360	44,307	2,053
General and administrative	21,600	26,132	(4,532)
Other operating expenses	1,688	2,643	(955)
Total operating expenses	$234,881	233,941	940

There were no significant changes in Depreciation and amortization.

Property operating expense increased by $5.2 million, mainly due to the following:

•
$3.6 million increase from same properties primarily attributable to higher recoverable common area maintenance and other tenant-related costs; and
•
$1.1 million increase is attributable to property damage losses resulting from a variety of events.

Real estate taxes increased by $2.1 million, mainly due to increases in real estate tax assessments across the same property portfolio.

General and administrative costs decreased by $4.5 million mainly due to the following:

•
$2.6 million decrease due to changes in the fair value of participant obligations within the deferred compensation plan, which were attributable to changes in the fair values of those investments recognized in Net investment loss (income); and
•
$2.0 million change in overhead capitalization driven by variability in the number, timing and progress of our development and redevelopment projects.

There were no significant changes in Other operating expenses.

Changes in Other expense, net are summarized in the following table:

	Three months ended March 31,
(in thousands)	2025	2024	Change
Interest expense, net
Interest on notes payable	$48,330	45,601	2,729
Interest on unsecured credit facilities	2,913	1,439	1,474
Capitalized interest	(2,112)	(1,656)	(456)
Hedge expense	226	109	117
Interest income	(1,344)	(2,625)	1,281
Interest expense, net	$48,013	42,868	5,145
Gain on sale of real estate, net of tax	(101)	(11,403)	11,302
Loss on early extinguishment of debt	—	180	(180)
Net investment loss (income)	761	(2,431)	3,192
Total other expense, net	$48,673	29,214	19,459

Interest expense, net increased by $5.1 million primarily due to the following:

•
$2.7 million increase in Interest on notes payable is primarily due to new net public debt issuances totaling $475.0 million in 2024; and
•
$1.5 million increase in Interest on unsecured credit facilities is primarily due to a higher weighted average outstanding balance under our Line coupled with incrementally higher weighted average contractual interest rates; partially offset by
•
$1.3 million decrease in interest income primarily due to maintaining higher levels of excess cash in short term investments in the comparative prior period.

During the three months ended March 31, 2024, we recognized gains on sale of $11.4 million mainly from sale of one operating property and recognition of one sales-type lease.

Net investment loss (income) changed by $3.2 million driven by market volatility during the current quarter, including $2.6 million on investments held in the non-qualified deferred compensation plan and $0.6 million related to other corporate investments.

Equity in income of investments in real estate partnerships increased by $2.5 million mainly due to increases from occupancy and positive rental spreads on new and renewal leases at properties held in the unconsolidated real estate partnerships.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Three months ended March 31,
(in thousands)	2025	2024	Change
Net income	$111,853	112,658	(805)
Income attributable to noncontrolling interests	(2,266)	(2,884)	618
Net income attributable to the Company	109,587	109,774	(187)
Preferred stock dividends	(3,413)	(3,413)	-
Net income attributable to common shareholders	$106,174	$106,361	$(187)
Net income attributable to exchangeable operating partnership units	(642)	(642)	-
Net income attributable to common unit holders	$106,816	107,003	(187)

Supplemental Earnings Information on Non-GAAP Financial Measures

We use certain non-GAAP financial measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of the operating results. We believe these non-GAAP financial measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated real estate partnerships, when read in conjunction with our reported results under GAAP. We believe presenting our Pro-rata share of operating results, along with other non-GAAP financial measures, may assist in comparing our operating results to other REITs. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP financial measures to determine how best to provide relevant information to the public, and thus such reported non-GAAP financial measures could change. See "Non-GAAP Financial Measures" at the beginning of this Management's Discussion and Analysis.

We do not consider non-GAAP financial measures as an alternative to financial measures determined in accordance with GAAP, rather they supplement GAAP measures by providing additional information we believe to be useful to our shareholders. The principal limitation of these non-GAAP financial measures is that they may exclude significant expense and income items that are required by GAAP to be recognized in our Consolidated Financial Statements. In addition, they reflect the exercise of management's judgment about which expense and income items are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, reconciliations of the non-GAAP financial measures we use to their most directly comparable GAAP measures are provided, including as set forth below. Non-GAAP financial measures should not be relied upon in evaluating the financial condition, results of operations, or future prospects.

Pro-rata Same Property NOI (Non-GAAP Financial Measures):

	Three months ended March 31,
(in thousands)	2025	2024	Change
Base rent	$279,486	269,154	10,332
Recoveries from tenants	99,937	93,597	6,340
Percentage rent	7,413	8,523	(1,110)
Termination fees	2,325	1,842	483
Uncollectible lease income	(420)	(1,394)	974
Other lease income	4,683	4,602	81
Other property income	2,711	2,675	36
Total real estate revenue	396,135	378,999	17,136
Operating and maintenance	68,026	64,199	3,827
Termination expense	—	70	(70)
Real estate taxes	50,564	48,501	2,063
Ground rent	3,722	4,237	(515)
Total real estate operating expenses	122,312	117,007	5,305
Pro-rata same property NOI	$273,823	261,992	11,831
Less: Termination fees	2,325	1,772	553
Pro-rata same property NOI, excluding termination fees	$271,498	260,220	11,278
Pro-rata same property NOI growth, excluding termination fees			4.3%

Pro-rata same property NOI, excluding termination fees/expenses, changed from the following major components:

Total real estate revenue increased by $17.1 million, on a net basis, as follows:

•
Base rent increased by $10.3 million due to rent steps in existing leases, positive rental spreads on new and renewal leases, and increases in occupancy, as well as redevelopment projects completing and operating.
•
Recoveries from tenants increased by $6.3 million due to higher recoverable expenses and increased occupancy.
•
Percentage rent decreased $1.1 million due to fluctuations in tenant sales.

Total real estate operating expenses increased by $5.3 million, on a net basis, as follows:

•
Operating and maintenance increased by $3.8 million primarily due to increases in common area maintenance and other tenant-recoverable costs.
•
Real estate taxes increased by $2.1 million due to an increase in real estate assessments across the portfolio.

Reconciliation of Pro-rata Same Property NOI to Net Income Attributable to Common Shareholders:

	Three months ended March 31,
(in thousands)	2025	2024
Net income attributable to common shareholders	$106,174	106,361
Less:
Management, transaction, and other fees	(6,812)	(6,396)
Other (1)	(13,689)	(12,587)
Plus:
Depreciation and amortization	96,774	97,585
General and administrative	21,600	26,132
Other operating expense	1,688	2,643
Other expense, net	48,673	29,214
Equity in income of investments in real estate excluded from NOI (2)	13,451	13,689
Net income attributable to noncontrolling interests	2,266	2,884
Preferred stock dividends and issuance costs	3,413	3,413
NOI	$273,538	262,938
Less non-same property NOI	285	(946)
Pro-rata same property NOI	$273,823	261,992
(1)
Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interests.
(2)
Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.

Nareit FFO, Core Operating Earnings and AFFO (Non-GAAP Financial Measures):

Our reconciliation of net income attributable to common shareholders to Nareit FFO, to Core Operating Earnings, and to AFFO is as follows:

	Three months ended March 31,
(in thousands, except share information)	2025	2024
Reconciliation of Net income attributable to common shareholders to Nareit FFO
Net income attributable to common shareholders	$106,174	106,361
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	104,034	104,372
Gain on sale of real estate, net of tax	(101)	(11,408)
Exchangeable operating partnership units	642	642
Nareit FFO attributable to common stock and unit holders	$210,749	199,967
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit FFO	$210,749	199,967
Adjustments to reconcile to Core Operating Earnings: (1)
Not Comparable Items
Merger transition costs	—	2,561
Loss on early extinguishment of debt	—	180
Certain Non-Cash Items
Straight-line rent	(6,513)	(5,738)
Uncollectible straight-line rent	376	656
Above/below market rent amortization, net	(6,461)	(5,467)
Debt and derivative mark-to-market amortization	1,292	909
Core Operating Earnings	$199,443	193,068
Reconciliation of Core Operating Earnings to AFFO:
Core Operating Earnings	$199,443	193,068
Adjustments to reconcile to AFFO (1):
Operating capital expenditures	(23,753)	(20,852)
Debt cost and derivative adjustments	2,129	2,140
Stock-based compensation	5,443	4,640
AFFO	$183,262	178,996
(1)
Includes Regency's Pro-rata share of unconsolidated investment partnerships, net of Pro-rata share attributable to noncontrolling interests.

Liquidity and Capital Resources

General

We use cash flows generated from operating, investing, and financing activities to strengthen our balance sheet, finance our development and redevelopment projects, fund our investment activities, and maintain financial flexibility. A significant portion of our cash flows from operations is distributed to our common shareholders in the form of dividends in order to maintain our status as a REIT.

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

We continually assess our available liquidity and our expected cash requirements, including monitoring our tenant rent collections. We have access to and draw on multiple financing sources to fund our operations and our long-term capital needs, including the requirements of our in process and planned developments, redevelopments, other capital expenditures, and the repayment of debt. We expect to meet these needs by using a combination of the following: cash flows from operations after funding our common stock and preferred stock dividends, borrowings from our Line, proceeds from sale of real estate, mortgage loan and unsecured bank financing, distributions received from our real estate partnerships, and when the capital markets are favorable, proceeds from sale of equity securities or the issuance of new unsecured debt. We continually evaluate alternative financing options, and we believe we can obtain new financing on reasonable terms, although likely at higher interest rates than that of our debt currently outstanding, due to the current interest rate environment.

Given the elevated interest rate environment, we are actively monitoring market conditions and evaluating strategies to mitigate interest rate risk. These strategies may include the use of interest rate swaps, caps, or forward-starting hedges to lock in rates on future debt issuances or refinancings. We are also prioritizing refinancing of maturing debt with long-duration fixed-rate debt where appropriate, to minimize future exposure to rate volatility.

We have $430.3 million of loan maturities during the next 12 months, including $250 million of unsecured public debt maturing in November 2025, and Regency's pro-rata share of maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay off as they mature. We currently expect to address these maturing obligations through a combination of refinancing, available liquidity under our Line, and proceeds from potential property sales. We continually monitor capital markets and proactively manage our debt maturity profile to maintain a strong balance sheet and financial flexibility.

Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next year, although, in the longer term, we can provide no assurances.

In addition to our $75.1 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	March 31, 2025
ATM program
Original offering amount	$500,000
Available capacity (1)	$400,000
Line of credit
Total commitment amount	$1,500,000
Available capacity (2)	$1,224,940
Maturity (3)	March 23, 2028
(1)
During November and December 2024, we entered into forward sale agreements with respect to 1,339,377 shares that were sold in several tranches at a weighted average offering price of $74.66 per share before any underwriting discount and offering expenses. These shares are pledged under forward sale agreements and must be settled within one year of their trade dates, which vary by agreement and are expected to result in net proceeds of approximately $100 million. After giving effect to this forward equity offering as of March 31, 2025, $400 million of common stock remains available for issuance under the ATM program authorized by the Company's Board of Directors, which is subject to change at the discretion of the Board.
(2)
Net of letters of credit issued against our Line.
(3)
The Company has the option to extend the maturity for two additional six-month periods.

While future dividends on shares of our common stock will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes. We have historically generated sufficient cash flows from operations to fund our dividend distributions. During the three months ended March 31, 2025 and 2024, we generated cash flows from operations of $161.0 million and $167.8 million, respectively, and paid $131.9 million and $127.7 million in dividends to our common and preferred stock and unit holders.

We currently have development and redevelopment projects in various stages of planning, design and construction, along with a pipeline of potential projects for future development or redevelopment. We estimate that we will require capital during the next 12 months of approximately $856.2 million related to leasing commissions, tenant improvements, in-process developments and redevelopments, capital contributions to our real estate partnerships, and repaying maturing debt. These capital requirements may be impacted by tariffs and inflation, as well as potential shortages of labor employed by contractors, resulting in increased costs of construction materials, labor, and services from third-party contractors and suppliers. We continue to implement mitigation strategies including, but not limited to, entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from permitting delays and labor and material shortages may extend the time to completion of these projects.

If we start new developments or redevelopments, commit to property acquisitions, repay debt prior to maturity, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

We endeavor to maintain a high percentage of unencumbered assets. As of March 31, 2025, 89.4% of our wholly-owned real estate assets were unencumbered. Our low level of encumbered assets allows us to more readily access the secured and unsecured debt markets and to maintain borrowing capacity on the Line.

Our Line and unsecured debt require that we remain in compliance with various customary financial covenants, which are described in the Notes to Consolidated Financial Statements included in our 2024 Form 10-K. We were in compliance with these covenants at March 31, 2025, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Three months ended March 31,
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$161,031	167,758	(6,727)
Net cash used in investing activities	(180,148)	(142,336)	(37,812)
Net cash provided by financing activities	35,770	113,325	(77,555)
Net change in cash, cash equivalents, and restricted cash	$16,653	138,747	(122,094)
Total cash, cash equivalents, and restricted cash	$78,537	230,101	(151,564)

Net cash provided by operating activities:

Net cash provided by operating activities decreased $6.7 million due to:

•
$5.8 million decrease in cash from operations due to the timing of receipts and payments
•
$0.9 million decrease in operating cash flow distributions from Investments in real estate partnerships.

Net cash used in investing activities:

Net cash used in investing activities changed by $37.8 million as follows:

	Three months ended March 31,
(in thousands)	2025	2024	Change
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $787	$(83,232)	—	(83,232)
Real estate development and capital improvements	(101,386)	(60,850)	(40,536)
Proceeds from sale of real estate	—	30,033	(30,033)
Proceeds from property insurance casualty claims	—	4,110	(4,110)
Issuance of notes receivable	—	(29,830)	29,830
Collection of notes receivable	120	1,561	(1,441)
Investments in real estate partnerships	(230)	(4,156)	3,926
Return of capital from investments in real estate partnerships	—	3,152	(3,152)
Dividends on investment securities	988	122	866
Purchase of investment securities	(2,233)	(92,527)	90,294
Proceeds from sale of investment securities	5,825	6,049	(224)
Net cash used in investing activities	$(180,148)	(142,336)	(37,812)

Significant changes in investing activities include:

•
We paid $83.2 million in 2025 to purchase two operating properties and one operating outparcel. One of the operating properties was previously held in an a single property unconsolidated real estate investment partnership in which we held a 66.7% ownership interest.
•
During 2025, we invested $40.5 million more on real estate development, redevelopment, and capital improvements, as further detailed in a table below.
•
There were no sales of real estate in 2025 compared to one operating property in 2024 for proceeds of $30.0 million.
•
We received additional property insurance claim proceeds of $4.1 million in 2024 primarily attributable to a single property that was impacted by a weather event in 2019.
•
During 2024, in connection with a secured lending transaction entered into by the Company, we issued a note receivable in the amount of $29.8 million at an interest rate of 6.8% maturing in January 2027, secured by a grocery-anchored shopping center.

•
Investments in real estate partnerships:
o
In 2025, we invested $0.2 million to fund our share of development and redevelopment activities.
o
In 2024, we invested $4.2 million, to fund our share of development and redevelopment activities.
•
Return of capital from our unconsolidated investments in real estate partnerships includes sales or financing proceeds.
o
During 2024, we received $3.2 million from our share of proceeds from debt financing activities.
•
Purchase of securities and proceeds from sale of securities pertain to investment activities held in our captive insurance company and our deferred compensation plan. Additionally, in 2024, we invested approximately $90 million in commercial deposits from the proceeds received from the January 2024 public offering of senior unsecured notes.

We plan to continue developing and redeveloping shopping centers for long-term investment. During the three months ended March 31, 2025, we deployed capital of $101.4 million for the development, redevelopment, and capital improvement of our real estate properties, comprised of the following:

	Three months ended March 31,
(in thousands)	2025	2024	Change
Capital expenditures:
Land acquisitions	$—	7,836	(7,836)
Building and tenant improvements	19,094	17,914	1,180
Redevelopment costs	35,344	19,938	15,406
Development costs	38,721	9,113	29,608
Capitalized interest	1,653	1,622	31
Capitalized direct compensation	6,574	4,427	2,147
Real estate development and capital improvements	$101,386	60,850	40,536
•
We acquired one land parcel for development in 2024.
•
Building and tenant improvements increased $1.2 million in 2025, primarily related to the timing and volume of capital projects.
•
Redevelopment costs are higher than prior year. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisitions, existing building expansions, facade renovations, new out-parcel building constructions, and redevelopments related tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan. The timing and duration of these projects could also result in volatility in NOI. See the tables below for more details about our redevelopment projects.
•
Development costs are higher in 2025 due to the progress towards completion of our development projects in process. See the tables below for more details about our development projects.
•
Interest is capitalized on our development and redevelopment projects and is based on cumulative actual costs incurred. We cease interest capitalization when the property is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would we capitalize interest on the project beyond 12 months after the anchor tenant opens for business. If we reduce our development and redevelopment activity, the amount of interest that we capitalize may be lower than historical averages.
•
We have a dedicated staff of employees who directly support our development program, which includes redevelopment of our existing properties. Internal compensation costs directly attributable to these activities are capitalized as part of each project.

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					March 31, 2025
Property Name	Market	Ownership (1)	Start Date	Estimated Stabilization Year (2)	Estimated / Actual Net Development Costs (1) (3)	GLA (1)	Cost PSF of GLA (1) (3)	% of Costs Incurred

Developments In-Process
Baybrook East - Phase 1B	Houston, TX	50%	Q2-2022	2026	9,792	77	127	89%
Sienna Grande - Phase 1	Houston, TX	75%	Q2-2023	2027	9,409	23	409	83%
The Shops at SunVet	Long Island, NY	100%	Q2-2023	2027	92,863	172	540	67%
The Shops at Stone Bridge	Cheshire, CT	100%	Q1-2024	2027	68,277	155	440	57%
Jordan Ranch Market	Houston, TX	50%	Q3-2024	2027	23,006	81	284	40%
Oakley Shops at Laurel Fields	Bay Area, CA	100%	Q3-2024	2027	35,500	78	455	34%
Total Developments In-Process					$238,847	586	408	58%
(1)
Estimated net development costs and GLA are reported based on Regency’s ownership interest in the real estate partnership at completion.
(2)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(3)
Includes leasing costs and is net of tenant reimbursements.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)					March 31, 2025
Property Name	Market	Ownership (1)	Start Date	Estimated Stabilization Year (2)	Estimated Net Project Costs (1) (3)	% of Costs Incurred

Redevelopments In-Process
Bloom on Third	Los Angeles, CA	35%	Q4-2022	2027	$24,525	60%
Serramonte Center - Phase 3	San Francisco, CA	100%	Q2-2023	2025	36,989	32%
Circle Marine Shops & Marketplace	Los Angeles, CA	100%	Q3-2023	2025	14,986	87%
Avenida Biscayne	Miami, FL	100%	Q4-2023	2026	22,743	56%
Cambridge Square	Atlanta, GA	100%	Q4-2023	2026	14,377	65%
Anastasia Plaza	Jacksonville, FL	100%	Q3-2024	2026	15,607	14%
East Meadow Plaza - Phase 1	Long Island, NY	100%	Q3-2024	2026	11,736	53%
West Chester Plaza	Cincinnati, OH	100%	Q4-2024	2028	15,442	34%
Willows Shopping Center	Bay Area, CA	100%	Q4-2024	2027	16,807	11%
Various Redevelopments	Various	20% - 100%	Various	Various	86,463	42%
Total Redevelopments In-Process					$259,675	44%

Redevelopments Completed
Various Properties	Various	40% - 100%	Various	Various	5,279	93%
Total Redevelopments Completed					$5,279	93%
(1)
Estimated net development costs are reported based on Regency’s ownership interest in the real estate partnership at completion.
(2)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(3)
Includes leasing costs and is net of tenant reimbursements.

Net cash provided by financing activities:

Net cash flows provided by financing activities decreased by $77.6 million during 2025, as follows:

	Three months ended March 31,
(in thousands)	2025	2024	Change
Cash flows from financing activities:
Tax withholding on stock-based compensation	$(6,760)	(8,730)	1,970
Contributions from noncontrolling interests	2,977	1,472	1,505
Distributions to and redemptions of noncontrolling interests	(3,510)	(4,364)	854
Dividend payments and operating partnership distributions	(131,870)	(127,662)	(4,208)
Proceeds from (repayment of) unsecured credit facilities, net	200,000	(122,000)	322,000
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	10,000	398,468	(388,468)
Debt repayment	(35,335)	(10,780)	(24,555)
Payment of loan costs	(194)	(13,289)	13,095
Proceeds from sale of treasury stock	462	210	252
Net cash provided by financing activities	$35,770	113,325	(77,555)

Significant financing activities during the three months ended March 31, 2025 and 2024, include the following:

•
The taxes withheld in conjunction with vesting of equity award plans to satisfy employee tax withholding requirements totaled $6.8 million and $8.7 million during 2025 and 2024, respectively.
•
During 2025, we received $3.0 million in contributions for the limited partners' share of development funding compared to $1.5 million in 2024.
•
During 2025, we distributed $3.5 million to limited partners, including proceeds to partially redeem a non-controlling interest in one real estate partnership, compared to $4.4 million in 2024.
•
We paid $4.2 million more in dividends as a result of an increase in our dividend rate per share and the number of shares of our common stock outstanding.
•
We had the following debt related activity during 2025:
o
We drew $200.0 million in net proceeds from our Line,
o
We received $10.0 million in proceeds from a mortgage refinancing,
o
We paid $35.3 million for debt repayments, including:
▪
$32.8 million for repaying two mortgage loans at maturity, and
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
▪
$3.2 million in principal mortgage payments, and
▪
$7.6 million for repaying one mortgage loan ahead of maturity,
o
We paid $13.3 million in loan costs relating to the recast of the Line as well as the unsecured public debt offering.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our real estate partnerships and our Pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Number of real estate partnerships	18	19
Regency's ownership	12% - 83%	12% - 83%
Number of properties	102	103
Assets	$2,808,448	2,843,157	$1,042,939	1,061,072
Liabilities	1,653,665	1,676,507	607,030	616,718
Equity	1,154,783	1,166,650	435,909	444,354
Basis difference			(46,734)	(45,310)
Investments in real estate partnerships			$389,175	399,044
(1)
Pro-rata financial information is not, and is not intended to be, a presentation in accordance with GAAP. However, management believes that providing such information is useful to investors in assessing the impact of our investments in real estate partnership activities on our operations, which includes such items on a single line presentation under the equity method in our Consolidated Financial Statements.

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	March 31, 2025	December 31, 2024
GRI - Regency, LLC (GRIR)	40%	$133,755	136,972
Columbia Regency Partners II, LLC (Columbia II)	20%	64,367	63,024
Columbia Village District, LLC	30%	6,540	6,434
Individual Investors
Ballard Blocks	50%	59,153	59,596
Bloom on Third	35%	45,166	44,715
Others (1)	12% - 83%	80,194	88,303
Total Investment in real estate partnerships		$389,175	$399,044
(1)
Effective January 1, 2025, we acquired our partner’s 33.3% share in a single property partnership for a total purchase price of $10.3 million. Following this acquisition, the Company now owns 100% of this property, and the property has been consolidated into the Company’s financial statements.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	March 31, 2025
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2025 (1)	$5,227	126,012	—	131,239	44,162
2026	6,989	281,683	48,300	336,972	116,077
2027	7,152	32,800	—	39,952	13,386
2028	3,935	231,235	—	235,170	81,559
2029	2,841	93,500	—	96,341	34,967
Beyond 5 Years	3,847	711,324	—	715,171	280,111
Net unamortized loan costs, debt premium / (discount)	—	(7,888)	—	(7,888)	(2,928)
Total	$29,991	1,468,666	48,300	1,546,957	567,334
(1)
Reflects scheduled principal payments and maturities for the remainder of the year.

At March 31, 2025, our investments in real estate partnerships had notes payable of $1.5 billion maturing through 2034, of which 91.8% had a weighted average fixed interest rate of 3.9%. The remaining notes payable float with SOFR and had a weighted average variable interest rate of 6.5%, based on rates as of March 31, 2025. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $567.3 million as of March 31, 2025. As notes payable mature, they will be repaid from proceeds from new borrowings and/or partner capital contributions. Refinancing debt at maturity in the current interest rate environment could result in higher interest expense in future periods if rates remain elevated.

We are obligated to contribute our Pro-rata share to fund maturities if the loans are not refinanced, and we have the capacity to do so from existing cash balances, availability on our line of credit, and operating cash flows. We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a real estate investment partner is unable to fund its share of the capital requirements of the real estate partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call which would be secured by the partner's membership interest.

Management fee income

In addition to earning our share of net income or loss in each of these real estate partnerships, we receive fees as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Management, transaction, and other fees	$6,812	6,396

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two significant components of interest rate risk:

•
Under the Line, we have a variable interest rate that, as of March 31, 2025, was based upon an annual rate of SOFR plus a 0.10% market adjustment ("Adjusted SOFR") plus an applicable margin of 0.715%. SOFR rates charged on our Line change monthly, and the applicable margin on the Line is dependent upon maintaining specific credit ratings or leverage targets, as well as meeting specific sustainability target thresholds. If our credit ratings were downgraded or if we fail to meet the leverage targets or sustainability target thresholds, the applicable margin on the Line would increase, resulting in higher interest costs. As of March 31, 2025 the Adjusted SOFR plus the applicable margin of 0.715% was 5.165%.
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

The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of March 31, 2025. For variable rate mortgages and unsecured credit facilities for which we have interest rate swaps in place to fix the interest rate, they are included in the Fixed rate debt section below at their all-in fixed rate. The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of March 31, 2025, and are subject to change. In addition, we continually assess the market risk for floating rate debt and believe that an increase of 100 basis points in interest rates would decrease future earnings and cash flows by approximately $2.7 million per year based on $274.6 million of floating rate mortgage debt and floating rate line of credit balances outstanding at March 31, 2025.

Further, the table below incorporates only those exposures that exist as of March 31, 2025, and does not consider exposures or positions that could arise after that date or obligations repaid before maturity. Since firm but unused commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

The table below presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding at each year-end, and fair value of total debt as of March 31, 2025.

(dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt (1)	$273,545	358,173	754,996	357,583	524,906	2,133,636	4,402,839	4,203,641
Average interest rate for all fixed rate debt (2)	4.11%	4.13%	4.24%	4.22%	4.48%	4.78%
Variable rate SOFR debt (1)	$90	120	3,870	270,525	—	—	274,605	274,761
Average interest rate for all variable rate debt (2)	5.21%	5.21%	5.20%	5.20%

(1)
Reflects amount of debt maturities during each of the years presented as of March 31, 2025.
(2)
Reflects weighted average interest rates of debt outstanding at the end of each year presented. For variable rate debt, the rate as of March 31, 2025, was used to determine the average interest rate for all future periods.

Item 4. Controls and Procedures

Controls and Procedures (Regency Centers Corporation)

Under the supervision and with the participation of the Parent Company's management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Parent Company's chief executive officer and chief financial officer concluded that its disclosure controls and procedures were effective as of the end of the periods covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Parent Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended March 31, 2025 which have materially affected, or are reasonably likely to materially affect, the Parent Company’s internal controls over financial reporting.

Controls and Procedures (Regency Centers, L.P.)

Under the supervision and with the participation of the Operating Partnership's management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the chief executive officer and chief financial officer of its general partner concluded that the Operating Partnership's disclosure controls and procedures were effective as of the end of the periods covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Operating Partnership in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended March 31, 2025 which have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 — Commitments and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Item 3. "Legal Proceedings" of our 2024 Form 10-K.

Item 1A. Risk Factors

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”) and the additional risk factor identified during 2025 detailed below:

Evolving political and economic events and uncertainties, including tariffs, retaliatory tariffs, international trade disputes, and immigration policies could adversely impact the businesses of our tenants and our business.

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent continue to be influenced by evolving political, economic, trade and immigration policies and macroeconomic uncertainties, and the success of the Company's tenants, in the aggregate, is important to the operating and financial success of the Company. These issues include, but are not limited to, the potential for impacts from tariffs and potential trade disputes, retaliatory actions by other countries, inflation, the cost and availability of labor, including labor shortages related to deportations or threat of deportations, increasing energy prices and interest rates, supply chain disruptions, and access to and cost of credit. Additionally, geopolitical and macroeconomic challenges, including the war involving Russia and Ukraine, the current Middle East conflicts and wars, and economic conflicts with China, as well as the slowing of its economy, could impact aspects of the U.S. economy and, therefore, consumer confidence and spending. The policies implemented by the U.S. government to address these and related issues, including changes by the Board of Governors of the Federal Reserve System of its benchmark federal funds rate, increases or decreases in federal government spending, and economic sanctions and tariffs, could result in adverse impacts on the U.S. economy, including inflation, reduction in consumer confidence and spending, a slowing of growth, and potentially a recession, thereby adversely impacting the costs to our tenants of operating their businesses, demand for their products and services, and their ability to pay rent, and/or decreasing future demand for space in shopping centers, which could adversely impact occupancy rates and rents. The potential impact of current macroeconomic and geopolitical uncertainties on the Company's financial condition, results of operations, and cash flows is subject to change and continues to depend on the extent and duration of these risks and uncertainties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2025.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended March 31, 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
January 1 through January 31, 2025	—	$—	—	$250,000
February 1 through February 28, 2025	95,361	$70.89	—	$250,000
March 1 through March 31, 2025	—	$—	—	$250,000
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-12298 (Regency Centers Corporation) and No. 000-24763 (Regency Centers, L.P.).

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

May 2, 2025	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

May 2, 2025	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)