Form 10-Q
period 2025-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2025-08-04
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-12298 (Regency Centers Corporation)

Commission File Number 0-24763 (Regency Centers, L.P.)

REGENCY CENTERS CORPORATION

REGENCY CENTERS, L.P.

(Exact name of registrant as specified in its charter)

florida (REGENCY CENTERS CORPORATION)	59-3191743
Delaware (REGENCY CENTERS, L.P)	59-3429602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Independent Drive, Suite 114 Jacksonville, Florida 32202	(904) 598-7000
(Address of principal executive offices) (zip code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Regency Centers Corporation

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	REG	The Nasdaq Stock Market LLC
6.250% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	REGCP	The Nasdaq Stock Market LLC
5.875% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	REGCO	The Nasdaq Stock Market LLC

Regency Centers, L.P.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Regency Centers Corporation Yes ☐ No ☒ Regency Centers, L.P. Yes ☐ No ☒

The number of shares outstanding of Regency Centers Corporation's common stock was 181,553,314 as of July 30, 2025.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this "Report") combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2025, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The terms "the Company," "Regency Centers," "Regency," "we," "our," and "us" as used in this Report mean the Parent Company, the Operating Partnership and their controlled subsidiaries, collectively.

The Parent Company is a real estate investment trust ("REIT") and the general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management. The Operating Partnership's capital includes general and limited common partnership units ("Common Units"). As of June 30, 2025, the Parent Company owned approximately 99.4% of the Common Units in the Operating Partnership. The remaining Common Units, which are all limited Common Units, are owned by third party investors. In addition to the Common Units, the Operating Partnership has also issued two series of preferred units: the 6.250% Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units") and the 5.875% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"). The Parent Company currently owns all of the Series A Preferred Units and Series B Preferred Units. The Series A Preferred Units and Series B Preferred Units are sometimes referred to collectively as the "Preferred Units."

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

June 30, 2025 and December 31, 2024

(in thousands, except share data)

	2025	2024
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$13,988,815	13,698,419
Less: accumulated depreciation	3,107,560	2,960,399
Real estate assets, net	10,881,255	10,738,020
Investments in sales-type leases, net	16,609	16,291
Investments in real estate partnerships	389,828	399,044
Net real estate investments	11,287,692	11,153,355
Properties held for sale, net	15,553	—
Cash, cash equivalents, and restricted cash, including $4,133 and $5,601 of restricted cash at June 30, 2025 and December 31, 2024, respectively	154,819	61,884
Tenant and other receivables, net	260,824	255,495
Deferred leasing costs, less accumulated amortization of $134,870 and $131,080 at June 30, 2025 and December 31, 2024, respectively	87,027	79,911
Acquired lease intangible assets, less accumulated amortization of $410,383 and $395,209 at June 30, 2025 and December 31, 2024, respectively	218,995	229,983
Right of use assets, net	319,091	322,287
Other assets	386,473	289,046
Total assets	$12,730,474	12,391,961
Liabilities and Equity
Liabilities:
Notes payable, net	$4,769,182	4,343,700
Unsecured credit facility	30,000	65,000
Accounts payable and other liabilities	381,549	392,302
Acquired lease intangible liabilities, less accumulated amortization of $233,778 and $222,052 at June 30, 2025 and December 31, 2024, respectively	366,625	364,608
Lease liabilities	243,704	244,861
Tenants' security, escrow deposits and prepaid rent	82,474	81,183
Total liabilities	5,873,534	5,491,654
Commitments and contingencies	—	—
Equity:
Shareholders' equity:
Preferred stock $0.01 par value per share, 30,000,000 shares authorized; 9,000,000 shares issued and outstanding, in the aggregate, in Series A and Series B at June 30, 2025 and December 31, 2024	225,000	225,000
Common stock $0.01 par value per share, 220,000,000 shares authorized; 181,550,531 and 181,361,454 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,816	1,814
Treasury stock at cost, 490,769 and 479,251 shares held at June 30, 2025 and December 31, 2024, respectively	(30,210)	(28,045)
Additional paid-in-capital	8,512,308	8,503,227
Accumulated other comprehensive (loss) income	(3,788)	2,226
Distributions in excess of net income	(2,027,254)	(1,980,076)
Total shareholders' equity	6,677,872	6,724,146
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $76,063 and $81,076 at June 30, 2025 and December 31, 2024, respectively	38,359	40,744
Limited partners' interests in consolidated partnerships	140,709	135,417
Total noncontrolling interests	179,068	176,161
Total equity	6,856,940	6,900,307
Total liabilities and equity	$12,730,474	12,391,961

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the periods ended June 30, 2025, and 2024

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Lease income	$369,105	347,845	$740,184	700,951
Other property income	4,499	2,670	7,520	7,020
Management, transaction, and other fees	7,244	6,735	14,056	13,131
Total revenues	380,848	357,250	761,760	721,102
Operating expenses:
Depreciation and amortization	99,535	100,968	196,309	198,553
Property operating expense	60,759	59,491	129,218	122,765
Real estate taxes	47,500	45,478	93,860	89,785
General and administrative	25,480	24,238	47,080	50,370
Other operating expenses	1,944	3,066	3,632	5,709
Total operating expenses	235,218	233,241	470,099	467,182
Other expense, net:
Interest expense, net	50,272	43,178	98,285	86,046
Provision for impairment of real estate	1,262	—	1,262	—
Loss (Gain) on sale of real estate, net of tax	294	(11,081)	193	(22,484)
Loss on early extinguishment of debt	—	—	—	180
Net investment income	(788)	(703)	(27)	(3,134)
Total other expense, net	51,040	31,394	99,713	60,608
Income before equity in income of investments in real estate partnerships	94,590	92,615	191,948	193,312
Equity in income of investments in real estate partnerships	13,759	12,314	28,254	24,275
Net income	108,349	104,929	220,202	217,587
Noncontrolling interests:
Exchangeable operating partnership units	(586)	(601)	(1,228)	(1,243)
Limited partners' interests in consolidated partnerships	(1,742)	(1,660)	(3,366)	(3,902)
Net income attributable to noncontrolling interests	(2,328)	(2,261)	(4,594)	(5,145)
Net income attributable to the Company	106,021	102,668	215,608	212,442
Preferred stock dividends	(3,413)	(3,413)	(6,826)	(6,826)
Net income attributable to common shareholders	$102,608	99,255	$208,782	205,616

Net income attributable to common shareholders:
Per common share - basic	$0.57	0.54	$1.15	1.12
Per common share - diluted	$0.56	0.54	$1.15	1.12

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

For the periods ended June 30, 2025, and 2024

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$108,349	104,929	$220,202	217,587
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(1,295)	3,124	(3,943)	11,717
Reclassification adjustment of derivative instruments included in net income	(1,015)	(2,440)	(2,760)	(4,807)
Unrealized gain (loss) on available-for-sale debt securities	94	(1)	288	(120)
Other comprehensive (loss) income	(2,216)	683	(6,415)	6,790
Comprehensive income	106,133	105,612	213,787	224,377
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	2,328	2,261	4,594	5,145
Other comprehensive (loss) income attributable to noncontrolling interests	(143)	13	(401)	347
Comprehensive income attributable to noncontrolling interests	2,185	2,274	4,193	5,492
Comprehensive income attributable to the Company	$103,948	103,338	$209,594	218,885

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended June 30, 2025 and 2024

(in thousands, except per share data)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at March 31, 2024	$225,000	1,848	(26,321)	8,703,756	4,465	(1,889,037)	7,019,711	41,606	116,702	158,308	7,178,019
Net income	—	—	—	—	—	102,668	102,668	601	1,660	2,261	104,929
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	2,955	—	2,955	18	150	168	3,123
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(2,285)	—	(2,285)	(14)	(141)	(155)	(2,440)
Adjustment for noncontrolling interests	—	—	—	(8,694)	—	—	(8,694)	—	8,694	8,694	—
Deferred compensation plan, net	—	—	(913)	913	—	—	—	—	—	—	—
Amortization of equity awards	—	—	—	6,561	—	—	6,561	—	—	—	6,561
Tax withholding on stock-based compensation	—	—	—	84	—	—	84	—	—	—	84
Common stock repurchased and retired	—	(33)	—	(200,033)	—	—	(200,066)	—	—	—	(200,066)
Common stock issued under dividend reinvestment plan	—	—	—	166	—	—	166	—	—	—	166
Contributions from partners	—	—	—	—	—	—	—	—	1,529	1,529	1,529
Distributions to partners	—	—	—	—	—	—	—	—	(1,890)	(1,890)	(1,890)
Dividends declared:
Preferred stock (Series A: $0.390625 per share/unit; Series B: $0.367200 per share/unit)	—	—	—	—	—	(3,413)	(3,413)	—	—	—	(3,413)
Common stock/unit ($0.670 per share/unit)	—	—	—	—	—	(121,959)	(121,959)	(1,473)	—	(1,473)	(123,432)
Balance at June 30, 2024	$225,000	1,815	(27,234)	8,502,753	5,135	(1,911,741)	6,795,728	40,738	126,704	167,442	6,963,170

Balance at March 31, 2025	$225,000	1,815	(29,133)	8,505,489	(1,715)	(2,001,878)	6,699,578	40,584	136,278	176,862	6,876,440
Net income	—	—	—	—	—	106,021	106,021	586	1,742	2,328	108,349
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	(1,146)	—	(1,146)	(7)	(48)	(55)	(1,201)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(927)	—	(927)	(6)	(82)	(88)	(1,015)
Deferred compensation plan, net	—	—	(1,077)	1,077	—	—	—	—	—	—	—
Amortization of equity awards	—	1	—	5,569	—	—	5,570	—	—	—	5,570
Tax withholding on stock-based compensation	—	—	—	(23)	—	—	(23)	—	—	—	(23)
Repurchase of exchangeable operating partnership units	—	—	—	—	—	—	—	(2,046)	—	(2,046)	(2,046)
Common stock issued under dividend reinvestment plan	—	—	—	196	—	—	196	—	—	—	196
Contributions from partners	—	—	—	—	—	—	—	—	5,439	5,439	5,439
Distributions to partners	—	—	—	—	—	—	—	—	(2,620)	(2,620)	(2,620)
Dividends declared:
Preferred stock (Series A: $0.390625 per share/unit; Series B: $0.367200 per share/unit)	—	—	—	—	—	(3,413)	(3,413)	—	—	—	(3,413)
Common stock/unit ($0.705 per share/unit)	—	—	—	—	—	(127,984)	(127,984)	(752)	—	(752)	(128,736)
Balance at June 30, 2025	$225,000	1,816	(30,210)	8,512,308	(3,788)	(2,027,254)	6,677,872	38,359	140,709	179,068	6,856,940

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the six months ended June 30, 2025 and 2024

(in thousands, except per share data)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$225,000	1,846	(25,488)	8,704,240	(1,308)	(1,871,603)	7,032,687	42,195	117,053	159,248	7,191,935
Net income	—	—	—	—	—	212,442	212,442	1,243	3,902	5,145	217,587
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	10,942	—	10,942	66	589	655	11,597
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(4,499)	—	(4,499)	(27)	(281)	(308)	(4,807)
Adjustment for noncontrolling interests	—	—	—	(8,694)	—	—	(8,694)	—	8,694	8,694	—
Deferred compensation plan, net	—	—	(1,746)	1,746	—	—	—	—	—	—	—
Amortization of equity awards	—	2	—	13,135	—	—	13,137	—	—	—	13,137
Tax withholding on stock-based compensation	—	—	—	(8,494)	—	—	(8,494)	—	—	—	(8,494)
Common stock repurchased and retired	—	(33)	—	(200,033)	—	—	(200,066)	—	—	—	(200,066)
Common stock issued under dividend reinvestment plan	—	—	—	324	—	—	324	—	—	—	324
Common stock issued for exchangeable units exchanged	—	—	—	529	—	—	529	(529)	—	(529)	—
Contributions from partners	—	—	—	—	—	—	—	—	3,001	3,001	3,001
Distributions to partners	—	—	—	—	—	—	—	—	(6,254)	(6,254)	(6,254)
Dividends declared:
Preferred stock stock/unit (Series A: $0.781250 per share/unit; Series B: $0.734400 per share/unit)	—	—	—	—	—	(6,826)	(6,826)	—	—	—	(6,826)
Common stock/unit ($1.340 per share/unit)	—	—	—	—	—	(245,754)	(245,754)	(2,210)	—	(2,210)	(247,964)
Balance at June 30, 2024	$225,000	1,815	(27,234)	8,502,753	5,135	(1,911,741)	6,795,728	40,738	126,704	167,442	6,963,170

Balance at December 31, 2024	$225,000	1,814	(28,045)	8,503,227	2,226	(1,980,076)	6,724,146	40,744	135,417	176,161	6,900,307
Net income	—	—	—	—	—	215,608	215,608	1,228	3,366	4,594	220,202
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	(3,435)	—	(3,435)	(27)	(193)	(220)	(3,655)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(2,579)	—	(2,579)	(14)	(167)	(181)	(2,760)
Adjustment for noncontrolling interests	—	—	—	2,210	—	—	2,210	(2,210)	—	(2,210)	—
Deferred compensation plan, net	—	—	(2,165)	2,165	—	—	—	—	—	—	—
Amortization of equity awards	—	2	—	11,116	—	—	11,118	—	—	—	11,118
Tax withholding on stock-based compensation	—	—	—	(6,783)	—	—	(6,783)	—	—	—	(6,783)
Repurchase of exchangeable operating partnership units	—	—	—	—	—	—	—	(2,046)	—	(2,046)	(2,046)
Common stock issued under dividend reinvestment plan	—	—	—	373	—	—	373	—	—	—	373
Contributions from partners	—	—	—	—	—	—	—	2,210	8,416	10,626	10,626
Distributions to partners	—	—	—	—	—	—	—	—	(6,130)	(6,130)	(6,130)
Dividends declared:
Preferred stock stock/unit (Series A: $0.781250 per share/unit; Series B: $0.734400 per share/unit)	—	—	—	—	—	(6,826)	(6,826)	—	—	—	(6,826)
Common stock/unit ($1.410 per share/unit)	—	—	—	—	—	(255,960)	(255,960)	(1,526)	—	(1,526)	(257,486)
Balance at June 30, 2025	$225,000	1,816	(30,210)	8,512,308	(3,788)	(2,027,254)	6,677,872	38,359	140,709	179,068	6,856,940

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the periods ended June 30, 2025, and 2024

(in thousands)

(unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$220,202	217,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,309	198,553
Amortization of deferred financing costs and debt premiums	6,922	6,232
Amortization of above and below market lease intangibles, net	(11,414)	(12,193)
Stock-based compensation, net of capitalization	9,864	12,539
Equity in income of investments in real estate partnerships	(28,254)	(24,275)
Loss (gain) on sale of real estate, net of tax	193	(22,484)
Provision for impairment of real estate, net of tax	1,262	—
Loss on early extinguishment of debt	—	180
Distribution of earnings from investments in real estate partnerships	34,502	32,440
Deferred compensation (income) expense	(253)	2,695
Realized and unrealized gain on investments	(87)	(3,013)
Changes in assets and liabilities:
Tenant and other receivables	(1,670)	(3,565)
Deferred leasing costs	(8,802)	(6,311)
Other assets	(15,123)	(13,793)
Accounts payable and other liabilities	464	(9,776)
Tenants' security, escrow deposits and prepaid rent	964	(3,602)
Net cash provided by operating activities	405,079	371,214
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $787 in 2025	(83,261)	(45,208)
Real estate development and capital improvements	(204,657)	(141,775)
Proceeds from sale of real estate	7,165	92,159
Proceeds from property insurance casualty claims	—	4,638
Issuance of notes receivable	—	(32,651)
Collection of notes receivable	180	3,004
Investments in real estate partnerships	(6,217)	(8,582)
Return of capital from investments in real estate partnerships	—	10,038
Dividends on investment securities	1,081	263
Purchase of investment securities	(96,226)	(95,519)
Proceeds from sale of investment securities	9,242	99,490
Net cash used in investing activities	(372,693)	(114,143)

	Six months ended June 30,
	2025	2024
Cash flows from financing activities:
Tax withholding on stock-based compensation	(6,783)	(8,776)
Common shares repurchased through share repurchase program	—	(200,066)
Repurchase of exchangeable operating partnership units	(2,046)	—
Proceeds from sale of treasury stock	462	210
Contributions from noncontrolling interests	8,416	3,001
Distributions to and redemptions of noncontrolling interests	(6,130)	(6,254)
Distributions to exchangeable operating partnership unit holders	(1,546)	(1,479)
Dividends paid to common shareholders	(255,455)	(247,138)
Dividends paid to preferred shareholders	(6,826)	(6,825)
Repayment of fixed rate unsecured notes	—	(250,000)
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	397,116	398,468
Proceeds from unsecured credit facilities	395,000	422,419
Repayment of unsecured credit facilities	(430,000)	(264,419)
Proceeds from notes payable	10,000	—
Repayment of notes payable	(32,787)	(88,069)
Scheduled principal payments	(5,060)	(6,121)
Payment of financing costs	(3,812)	(13,453)
Net cash provided by (used in) financing activities	60,549	(268,502)
Net increase (decrease) in cash and cash equivalents and restricted cash	92,935	(11,431)
Cash and cash equivalents and restricted cash at beginning of the period	61,884	91,354
Cash and cash equivalents and restricted cash at end of the period	$154,819	79,923

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,534 and $3,176 in 2025 and 2024, respectively)	$90,174	77,408
Cash paid for income taxes, net of refunds	$387	6,405
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$131,017	125,709
Sale of leased asset in exchange for net investment in sales-type lease	$—	2,808
Acquisition of operating real estate:
Tenant and other receivable and other assets	$593	—
Acquired lease intangible assets	$9,725	—
Notes payable assumed in acquisition, at fair value	$40,060	—
Intangible liabilities, Accounts payable and other liabilities	$18,945	—
Acquisition of unconsolidated real estate investments:
Tenant and other receivable and other assets	$941	—
Acquired lease intangible assets	$4,308	—
Notes payable assumed in acquisition, at fair value	$16,749	—
Intangible liabilities, Accounts payable and other liabilities	$1,119	—
Reallocation of equity upon acquisition of non-controlling interest	$—	8,694
Change in accrued capital expenditures	$15,244	3,094
Stock-based compensation capitalized	$1,254	880

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

June 30, 2025 and December 31, 2024

(in thousands, except unit data)

	2025	2024
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$13,988,815	13,698,419
Less: accumulated depreciation	3,107,560	2,960,399
Real estate assets, net	10,881,255	10,738,020
Investments in sales-type leases, net	16,609	16,291
Investments in real estate partnerships	389,828	399,044
Net real estate investments	11,287,692	11,153,355
Properties held for sale, net	15,553	—
Cash, cash equivalents, and restricted cash, including $4,133 and $5,601 of restricted cash at June 30, 2025 and December 31, 2024, respectively	154,819	61,884
Tenant and other receivables, net	260,824	255,495
Deferred leasing costs, less accumulated amortization of $134,870 and $131,080 at June 30, 2025 and December 31, 2024, respectively	87,027	79,911
Acquired lease intangible assets, less accumulated amortization of $410,383 and $395,209 at June 30, 2025 and December 31, 2024, respectively	218,995	229,983
Right of use assets, net	319,091	322,287
Other assets	386,473	289,046
Total assets	$12,730,474	12,391,961
Liabilities and Capital
Liabilities:
Notes payable, net	$4,769,182	4,343,700
Unsecured credit facility	30,000	65,000
Accounts payable and other liabilities	381,549	392,302
Acquired lease intangible liabilities, less accumulated amortization of $233,778 and $222,052 at June 30, 2025 and December 31, 2024, respectively	366,625	364,608
Lease liabilities	243,704	244,861
Tenants' security, escrow deposits and prepaid rent	82,474	81,183
Total liabilities	5,873,534	5,491,654
Commitments and contingencies	—	—
Capital:
Partners' capital:
Preferred units $0.01 par value per unit, 30,000,000 units authorized; 9,000,000 units issued and outstanding, in the aggregate, in Series A and Series B at June 30, 2025 and December 31, 2024	225,000	225,000
General partner's common units, 181,550,531 and 181,361,454 units issued and outstanding at June 30, 2025 and December 31, 2024, respectively	6,456,660	6,496,920
Limited partners' common units, 1,067,844 and 1,096,659 units issued and outstanding at June 30, 2025 and December 31, 2024 respectively	38,359	40,744
Accumulated other comprehensive (loss) income	(3,788)	2,226
Total partners' capital	6,716,231	6,764,890
Noncontrolling interest: Limited partners' interests in consolidated partnerships	140,709	135,417
Total capital	6,856,940	6,900,307
Total liabilities and capital	$12,730,474	12,391,961

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the periods ended June 30, 2025, and 2024

(in thousands, except per unit data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Lease income	$369,105	347,845	$740,184	700,951
Other property income	4,499	2,670	7,520	7,020
Management, transaction, and other fees	7,244	6,735	14,056	13,131
Total revenues	380,848	357,250	761,760	721,102
Operating expenses:
Depreciation and amortization	99,535	100,968	196,309	198,553
Property operating expense	60,759	59,491	129,218	122,765
Real estate taxes	47,500	45,478	93,860	89,785
General and administrative	25,480	24,238	47,080	50,370
Other operating expenses	1,944	3,066	3,632	5,709
Total operating expenses	235,218	233,241	470,099	467,182
Other expense, net:
Interest expense, net	50,272	43,178	98,285	86,046
Provision for impairment of real estate	1,262	—	1,262	—
Loss (Gain) on sale of real estate, net of tax	294	(11,081)	193	(22,484)
Loss on early extinguishment of debt	—	—	—	180
Net investment income	(788)	(703)	(27)	(3,134)
Total other expense, net	51,040	31,394	99,713	60,608
Income before equity in income of investments in real estate partnerships	94,590	92,615	191,948	193,312
Equity in income of investments in real estate partnerships	13,759	12,314	28,254	24,275
Net income	108,349	104,929	220,202	217,587
Limited partners' interests in consolidated partnerships	(1,742)	(1,660)	(3,366)	(3,902)
Net income attributable to the Partnership	106,607	103,269	216,836	213,685
Preferred unit distributions	(3,413)	(3,413)	(6,826)	(6,826)
Net income attributable to common unit holders	$103,194	99,856	$210,010	206,859

Net income attributable to common unit holders:
Per common unit - basic	$0.57	0.54	$1.15	1.12
Per common unit - diluted	$0.56	0.54	$1.15	1.12

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

For the periods ended June 30, 2025, and 2024

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$108,349	104,929	$220,202	217,587
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(1,295)	3,124	(3,943)	11,717
Reclassification adjustment of derivative instruments included in net income	(1,015)	(2,440)	(2,760)	(4,807)
Unrealized gain (loss) on available-for-sale debt securities	94	(1)	288	(120)
Other comprehensive (loss) income	(2,216)	683	(6,415)	6,790
Comprehensive income	106,133	105,612	213,787	224,377
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,742	1,660	3,366	3,902
Other comprehensive (loss) income attributable to noncontrolling interests	(130)	9	(360)	308
Comprehensive income attributable to noncontrolling interests	1,612	1,669	3,006	4,210
Comprehensive income attributable to the Partnership	$104,521	103,943	$210,781	220,167

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended June 30, 2025 and 2024

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at March 31, 2024	$7,015,246	41,606	4,465	7,061,317	116,702	7,178,019
Net income	102,668	601	—	103,269	1,660	104,929
Other comprehensive income
Other comprehensive income before reclassification	—	18	2,955	2,973	150	3,123
Amounts reclassified from accumulated other comprehensive loss	—	(14)	(2,285)	(2,299)	(141)	(2,440)
Adjustment for noncontrolling interests in the Operating Partnership	(8,694)	—	—	(8,694)	8,694	—
Contributions from partners	—	—	—	—	1,529	1,529
Distributions to partners	(121,959)	(1,473)	—	(123,432)	(1,890)	(125,322)
Preferred unit distributions	(3,413)	—	—	(3,413)	—	(3,413)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	6,561	—	—	6,561	—	6,561
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(200,066)	—	—	(200,066)	—	(200,066)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	250	—	—	250	—	250
Balance at June 30, 2024	$6,790,593	40,738	5,135	6,836,466	126,704	6,963,170

Balance at March 31, 2025	$6,701,293	40,584	(1,715)	6,740,162	136,278	6,876,440
Net income	106,021	586	—	106,607	1,742	108,349
Other comprehensive income
Other comprehensive income before reclassification	—	(7)	(1,146)	(1,153)	(48)	(1,201)
Amounts reclassified from accumulated other comprehensive loss	—	(6)	(927)	(933)	(82)	(1,015)
Contributions from partners	—	—	—	—	5,439	5,439
Distributions to partners	(127,984)	(752)	—	(128,736)	(2,620)	(131,356)
Preferred unit distributions	(3,413)	—	—	(3,413)	—	(3,413)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	5,570	—	—	5,570	—	5,570
Repurchase of exchangeable operating partnership units	—	(2,046)	—	(2,046)	—	(2,046)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	173	—	—	173	—	173
Balance at June 30, 2025	$6,681,660	38,359	(3,788)	6,716,231	140,709	6,856,940

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the six months ended June 30, 2025 and 2024

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests in Limited Partners' Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2023	$7,033,995	42,195	(1,308)	7,074,882	117,053	7,191,935
Net income	212,442	1,243	—	213,685	3,902	217,587
Other comprehensive income
Other comprehensive income before reclassification	—	66	10,942	11,008	589	11,597
Amounts reclassified from accumulated other comprehensive income	—	(27)	(4,499)	(4,526)	(281)	(4,807)
Adjustment for noncontrolling interests in the Operating Partnership	(8,694)	—	—	(8,694)	8,694	—
Contributions from partners	—	—	—	—	3,001	3,001
Distributions to partners	(245,754)	(2,210)	—	(247,964)	(6,254)	(254,218)
Preferred unit distributions	(6,826)	—	—	(6,826)	—	(6,826)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	13,137	—	—	13,137	—	13,137
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(200,066)	—	—	(200,066)	—	(200,066)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(8,170)	—	—	(8,170)	—	(8,170)
Exchangeable operating partnership units exchanged for common stock of Parent Company	529	(529)	—	—	—	—
Balance at June 30, 2024	$6,790,593	40,738	5,135	6,836,466	126,704	6,963,170

Balance at December 31, 2024	$6,721,920	40,744	2,226	6,764,890	135,417	6,900,307
Net income	215,608	1,228	—	216,836	3,366	220,202
Other comprehensive income
Other comprehensive income before reclassification	—	(27)	(3,435)	(3,462)	(193)	(3,655)
Amounts reclassified from accumulated other comprehensive income	—	(14)	(2,579)	(2,593)	(167)	(2,760)
Adjustment for noncontrolling interests in the Operating Partnership	2,210	(2,210)	—	—	—	—
Contributions from partners	—	2,210	—	2,210	8,416	10,626
Distributions to partners	(255,960)	(1,526)	—	(257,486)	(6,130)	(263,616)
Preferred unit distributions	(6,826)	—	—	(6,826)	—	(6,826)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	11,118	—	—	11,118	—	11,118
Repurchase of exchangeable operating partnership units	—	(2,046)	—	(2,046)	—	(2,046)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(6,410)	—	—	(6,410)	—	(6,410)
Balance at June 30, 2025	$6,681,660	38,359	(3,788)	6,716,231	140,709	6,856,940

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the periods ended June 30, 2025, and 2024

(in thousands)

(unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$220,202	217,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,309	198,553
Amortization of deferred financing costs and debt premiums	6,922	6,232
Amortization of above and below market lease intangibles, net	(11,414)	(12,193)
Stock-based compensation, net of capitalization	9,864	12,539
Equity in income of investments in real estate partnerships	(28,254)	(24,275)
Loss (gain) on sale of real estate, net of tax	193	(22,484)
Provision for impairment of real estate, net of tax	1,262	—
Loss on early extinguishment of debt	—	180
Distribution of earnings from investments in real estate partnerships	34,502	32,440
Deferred compensation (income) expense	(253)	2,695
Realized and unrealized gain on investments	(87)	(3,013)
Changes in assets and liabilities:
Tenant and other receivables	(1,670)	(3,565)
Deferred leasing costs	(8,802)	(6,311)
Other assets	(15,123)	(13,793)
Accounts payable and other liabilities	464	(9,776)
Tenants' security, escrow deposits and prepaid rent	964	(3,602)
Net cash provided by operating activities	405,079	371,214
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $787 in 2025	(83,261)	(45,208)
Real estate development and capital improvements	(204,657)	(141,775)
Proceeds from sale of real estate	7,165	92,159
Proceeds from property insurance casualty claims	—	4,638
Issuance of notes receivable	—	(32,651)
Collection of notes receivable	180	3,004
Investments in real estate partnerships	(6,217)	(8,582)
Return of capital from investments in real estate partnerships	—	10,038
Dividends on investment securities	1,081	263
Acquisition of investment securities	(96,226)	(95,519)
Proceeds from sale of investment securities	9,242	99,490
Net cash used in investing activities	(372,693)	(114,143)

	Six months ended June 30,
	2025	2024
Cash flows from financing activities:
Tax withholding on stock-based compensation	(6,783)	(8,776)
Common units repurchased through share repurchase program	—	(200,066)
Repurchase of exchangeable operating partnership units	(2,046)	—
Proceeds from sale of treasury stock	462	210
Contributions from noncontrolling interests	8,416	3,001
Distributions to and redemptions of noncontrolling interests	(6,130)	(6,254)
Distributions to partners	(257,001)	(248,617)
Dividends paid to preferred unit holders	(6,826)	(6,825)
Repayment of fixed rate unsecured notes	—	(250,000)
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	397,116	398,468
Proceeds from unsecured credit facilities	395,000	422,419
Repayment of unsecured credit facilities	(430,000)	(264,419)
Proceeds from notes payable	10,000	—
Repayment of notes payable	(32,787)	(88,069)
Scheduled principal payments	(5,060)	(6,121)
Payment of financing costs	(3,812)	(13,453)
Net cash provided by (used in) financing activities	60,549	(268,502)
Net increase (decrease) in cash and cash equivalents and restricted cash	92,935	(11,431)
Cash and cash equivalents and restricted cash at beginning of the period	61,884	91,354
Cash and cash equivalents and restricted cash at end of the period	$154,819	79,923

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,534 and $3,176 in 2025 and 2024, respectively)	$90,174	77,408
Cash paid for income taxes, net of refunds	$387	6,405
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$131,017	125,709
Right of use assets obtained in exchange for new operating lease liabilities	$—	—
Sale of leased asset in exchange for net investment in sales-type lease	$—	2,808
Acquisition of operating real estate:
Tenant and other receivable and other assets	$593	—
Acquired lease intangible assets	$9,725	—
Notes payable assumed in acquisition, at fair value	$40,060	—
Intangible liabilities, Accounts payable and other liabilities	$18,945	—
Acquisition of unconsolidated real estate investments:
Tenant and other receivable and other assets	$941	—
Acquired lease intangible assets	$4,308	—
Notes payable assumed in acquisition, at fair value	$16,749	—
Intangible liabilities, Accounts payable and other liabilities	$1,119	—
Change in accrued capital expenditures	$15,244	3,094
Stock-based compensation capitalized	$1,254	880

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2025

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

As of June 30, 2025, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis owned 380 properties and held partial interests in an additional 103 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

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

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent may be influenced by evolving political, economic, trade, tax and immigration policies and macroeconomic uncertainties, and the success of the Company's tenants, in the aggregate, is important to the operating and financial success of the Company. These issues include, but are not limited to, the potential for impacts from tariffs, tax and other regulatory changes and potential trade disputes, retaliatory actions by other countries, inflation, the cost and availability of labor, including labor shortages related to deportations or threat of deportations, increasing energy prices and interest rates, supply chain disruptions, and access to and cost of capital. Additionally, geopolitical and macroeconomic challenges, including the war involving Russia and Ukraine, the Middle East conflicts and wars, and economic conflicts with China, as well as the slowing of its economy, could impact aspects of the U.S. economy and, therefore, consumer confidence and spending.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2025

Investment Risk Concentrations

As of June 30, 2025, no single tenant comprised 10% or more of our aggregate annualized base rent ("ABR"). As of June 30, 2025, the Company had three geographic concentrations that individually accounted for at least 10% of its aggregate ABR. Real estate properties located in California, Florida and the New York-Newark-Jersey City core-based statistical area accounted for 23.1%, 20.5% and 12.5% of ABR respectively. This geographic concentration makes those portions of the portfolio more susceptible to adverse weather, natural disasters or economic events that may specifically and disproportionately impact these areas. None of the Regency's shopping centers are located outside the United States.

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

Ownership of the Operating Partnership

The Operating Partnership's capital includes Common Units and Preferred Units. As of June 30, 2025, the Parent Company owned approximately 99.4% of the outstanding Common Units, with the remaining limited partners' Common Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). The Parent Company currently owns all of the Preferred Units.

Real Estate Partnerships

As of June 30, 2025, the Company held partial ownership interests in 122 properties through various real estate partnerships, of which 19 are consolidated. These partnerships were formed for the purpose of owning and operating real estate properties. The Company's partners in these arrangements include institutional investors, real estate developers or operators, and passive investors (collectively, the "Partners" or "Limited Partners"). The Company’s involvement in these partnerships is through its ownership of its equity interests and its role in property-level management.

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

Some of these entities have been determined to be variable interest entities ("VIEs") under applicable accounting guidelines. This determination is primarily based on the assessment that the Limited Partners lack substantive kick-out rights (i.e., the ability to remove the general or managing partner with a simple majority vote or less) and do not possess substantive participating rights.

For those VIE partnerships in which the Company is deemed to be the primary beneficiary in accordance with GAAP, the Company consolidates the entity in its financial statements and the Limited Partners’ ownership interests in such entities are reported as noncontrolling interests.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2025

The carrying amounts of VIEs' assets and liabilities included in the Company's consolidated financial statements, exclusive of the Operating Partnership, are as follows:

(in thousands)	June 30, 2025	December 31, 2024
Assets
Real estate assets, net	$465,659	312,873
Cash, cash equivalents and restricted cash	23,101	16,687
Tenant and other receivables, net	6,239	5,833
Deferred costs, net	5,973	3,178
Acquired lease intangible assets, net	14,316	6,293
Right of use assets, net	17,901	18,148
Other assets	1,294	597
Total Assets	$534,483	363,609
Liabilities
Notes payable	$73,365	32,653
Accounts payable and other liabilities	90,616	16,149
Acquired lease intangible liabilities, net	28,224	10,627
Tenants' security, escrow deposits and prepaid rent	1,397	1,260
Lease liabilities	19,463	19,370
Total Liabilities	$213,065	80,059

For partnerships in which the Company is not the primary beneficiary and does not hold a controlling financial interest but is able to exercise significant influence, the Company accounts for its investments using the equity method of accounting.

Revenues, and Tenant and other Receivables

Income within Management, transaction, and other fees is primarily derived from contracts with the Company's investments in real estate partnerships. The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts are as follows:

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Timing of satisfaction of performance obligations	2025	2024	2025	2024
Management, transaction, and other fees:
Property management services	Over time	$4,151	3,895	$8,261	7,856
Asset management services	Over time	1,746	1,620	3,463	3,222
Leasing services	Point in time	1,003	1,016	1,875	1,591
Other transaction fees	Point in time	344	204	457	462
Total management, transaction, and other fees		$7,244	6,735	$14,056	13,131

The accounts receivable for total management, transactions, and other fees, which are included within Tenant and other receivables in the accompanying Consolidated Balance Sheets, are $17.9 million and $19.7 million, as of June 30, 2025 and December 31, 2024, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2025

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

		January 1, 2025	This is an annual disclosure requirement in the Form 10-K and the adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity

ASU 2025-03 clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business.

	January 1, 2027	The Company is currently evaluating the impact of this ASU, but it is not expected to materially affect the company's consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2025

2.	Real Estate Investments

The following tables detail the properties acquired for the periods set forth below:

(in thousands)		Six months ended June 30, 2025
Date Purchased	Property Name	City/State	Property Type	Regency's Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (Premium) (1)	Intangible Assets (1)	Intangible Liabilities (1)
Consolidated
1/1/2025	Putnam Plaza (2)	Carmel Hamlet, NY	Operating	100%	$31,000	16,749	4,308	460
1/10/2025	Orange Meadows	Orange, CT	Outparcel	100%	4,200	—	354	299
3/14/2025	Brentwood Place	Nashville, TN	Operating	100%	118,500	40,060	9,371	18,295
Total consolidated					$153,700	56,809	14,033	19,054
Unconsolidated
5/12/2025	Armonk Square	Armonk, NY	Operating	20%	26,250	11,884	2,405	5,498
Total unconsolidated					$26,250	11,884	2,405	5,498
Total property acquisitions					$179,950	68,693	16,438	24,552

(1)
Amounts for purchase price and allocation are reflected at 100%.
(2)
This property was held within a single property unconsolidated real estate partnership, in which the Company held a 66.7% ownership interest. Effective January 1, 2025, the Company purchased its partner's remaining 33.3% ownership interest.

In July 2025, the Company completed a $357 million acquisition of five operating properties, all located in Orange County, California. The purchase price was funded through a combination of units of the Operating Partnership issued at $72 per unit, the assumption of $150 million of secured mortgage debt with a weighted average interest rate of 4.2% and an average remaining term of approximately 12 years, and $7 million in cash used to pay off an existing secured loan.

(in thousands)		Six months ended June 30, 2024
Date Purchased	Property Name	City/State	Property Type	Regency's Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (Premium) (1)	Intangible Assets (1)	Intangible Liabilities (1)
2/23/2024	The Shops at Stone Bridge	Cheshire, CT	Development	100%	$8,000	—	—	—
5/3/2024	Compo Acres North shopping center	Westport, CT	Operating	100%	45,500	—	5,360	2,175
Total property acquisitions					$53,500	—	5,360	2,175
(1)
Amounts for purchase price and allocation are reflected at 100%.

3.	Property Dispositions and Assets Held for Sale

The following table provides a summary of consolidated operating properties and land parcels sold during the periods set forth below:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except number sold data)	2025	2024	2025	2024
Net proceeds from sale of real estate investments	$7,165	62,126	$7,165	92,159
(Loss) Gain on sale of real estate, net of tax	(294)	11,081	(193)	22,484
Provision for impairment of real estate sold (1)	554	—	554	—
Number of operating properties sold	1	2	1	3
Percent interest sold	100%	100%	100%	100%
(1)
The Company recognized a total Provision for impairment of $1.3 million during the three and six months ended June 30, 2025 which includes a $0.7 million impairment charge related to the operating property held for sale as of June 30, 2025 and subsequently sold in July 2025.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2025

As of June 30, 2025 the Company had one operating property and one land parcel classified as held for sale. There were no liabilities associated with these properties. The operating property was subsequently sold in July 2025. As of December 31, 2024 the Company did not have any of its properties classified as held for sale. The following table presents the assets associated with the properties classified as held for sale as of June 30, 2025:

(in thousands)	June 30, 2025
Land and improvements	$11,916
Buildings and improvements	4,561
Less: accumulated depreciation	(924)
Assets associated with real estate assets held for sale	$15,553

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the periods set forth below:

(in thousands)	June 30, 2025	December 31, 2024
Goodwill	$166,739	166,739
Investments (1)	138,087	51,820
Prepaid and other	56,451	40,240
Derivative assets	8,402	12,781
Furniture, fixtures, and equipment, net ("FF&E")	8,784	7,954
Deferred financing costs, net	8,010	9,512
Total other assets	$386,473	289,046
(1)
During the three months ended June 30, 2025, the Company invested approximately $90 million in commercial time deposits.

5.	Notes Payable and Unsecured Credit Facilities

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

(in thousands)	Scheduled Maturity Date	Weighted Average Contractual Rate	Weighted Average Effective Rate	June 30, 2025	December 31, 2024
Notes payable:
Fixed rate mortgage loans	11/5/2025 - 6/1/2037	3.9%	4.4%	$366,886	337,703
Variable rate mortgage loans (1)	10/1/2026 - 2/20/2032	4.5%	4.6%	282,311	282,117
Fixed rate unsecured debt	11/1/2025 - 3/15/2049	4.2%	4.4%	4,119,985	3,723,880
Total notes payable, net				4,769,182	4,343,700
Unsecured credit facility:
$1.5 Billion Line of Credit (the "Line") (1)(2)	3/23/2028	5.1%	5.5%	30,000	65,000
Total unsecured credit facility				30,000	65,000
Total debt outstanding				$4,799,182	4,408,700
(1)
As of June 30, 2025, 96.5% of the variable rate debt are fixed through interest rate swaps.
(2)
The Company has the option to extend the maturity date by two additional six-month periods. Weighted average effective rate for the Line is calculated based on a fully drawn Line balance using the period end variable rate.

Significant financing activity during 2025 includes:

On May 13, 2025, the Company issued $400 million of senior unsecured notes due 2032, at a par value of 99.279% and a coupon of 5.0% (the "2025 Notes").

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2025

Scheduled principal payments and maturities on notes payable and the unsecured credit facility were as follows:

(in thousands)	June 30, 2025
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2025 (2)	$5,117	16,000	250,000	271,117
2026	10,445	147,850	200,000	358,295
2027	7,558	226,308	525,000	758,866
2028	5,734	57,374	330,000	393,108
2029	2,786	97,120	425,000	524,906
Beyond 5 Years	5,172	78,468	2,450,000	2,533,640
Unamortized debt premium/(discount) and issuance costs	—	(10,735)	(30,015)	(40,750)
Total	$36,812	612,385	4,149,985	4,799,182
(1)
Includes unsecured public and private debt and unsecured credit facilities.
(2)
Reflects scheduled principal payments and maturities for the remainder of the year.

The Company was in compliance as of June 30, 2025, with all debt covenants.

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

Detail on the Company's interest rate derivatives outstanding as of June 30, 2025 and December 31, 2024 is as follows:

(in thousands, except number of instruments data)
Interest Rate Swaps	June 30, 2025	December 31, 2024
Notional amount	$301,885	301,444
Number of instruments	15	14

Detail on the fair value of the Company's interest rate derivatives as of June 30, 2025 and December 31, 2024 is as follows:

(in thousands)
Interest rate swaps classified as:	June 30, 2025	December 31, 2024
Derivative assets	$8,402	12,781
Derivative liabilities	(1,735)	(423)

Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not enter into derivative instruments for trading or speculative purposes. As of June 30, 2025, all of the Company's derivatives are designated as cash flow hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the period that the hedged interest payments affects earnings.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2025

The following table represents the effect of the derivative financial instruments on the accompanying Consolidated Financial Statements:

Location and Amount of (Loss) Gain Recognized in OCI on Derivative			Location and Amount of Gain Reclassified from AOCI into Net Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
(in thousands)	2025	2024		2025	2024		2025	2024
Interest rate swaps	$(1,295)	3,124	Interest expense, net	$(1,015)	(2,440)	Interest expense, net	$50,272	43,178

	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
(in thousands)	2025	2024		2025	2024		2025	2024
Interest rate swaps	$(3,943)	11,717	Interest expense, net	$(2,760)	(4,807)	Interest expense, net	$98,285	86,046

As of June 30, 2025, the Company expects approximately $1.3 million of accumulated comprehensive income on derivative instruments, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

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

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in Topic 842:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease income
Fixed and in-substance fixed lease income	$271,608	256,991	$538,344	513,616
Variable lease income	93,762	86,082	192,141	178,372
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	5,731	7,441	12,481	13,264
Uncollectible straight-line rent (1)	(423)	(811)	(823)	(1,210)
Uncollectible lease income	(1,573)	(1,858)	(1,959)	(3,091)
Total lease income	$369,105	347,845	$740,184	700,951
(1)
The amounts include straight-line rent adjustments associated with converting between cash basis and accrual basis of accounting for certain leases.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2025

The following table represents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

(in thousands)	June 30, 2025	December 31, 2024
Tenant receivables	$30,166	35,306
Straight-line rent receivables	168,555	157,507
Other receivables (1)	62,103	62,682
Total tenant and other receivables	$260,824	255,495
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

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except those instruments listed below:

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$31,650	31,723	$31,790	31,755
Financial liabilities:
Notes payable, net	$4,769,182	4,658,270	$4,343,700	4,141,096
Unsecured credit facilities (1)	$30,000	30,000	$65,000	65,000
(1)
The carrying amounts approximated its fair values due to the variable nature of the terms.

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of June 30, 2025, and December 31, 2024, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

(b) Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis:

Securities

The Company has investments in marketable securities and commercial time deposits that are included within Other assets on the accompanying Consolidated Balance Sheets. The marketable securities, which include mutual funds and exchange-traded funds, are measured at fair value using quoted prices in active markets and are classified as Level 1 inputs of the fair value hierarchy. During the three months ended June 30, 2025, the Company invested $90 million in commercial time deposits, consisting of two tranches with original maturities of five months and four months, respectively. These deposits are classified as Level 2 within the fair value hierarchy.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2025

Changes in the value of securities are recorded within Net investment income in the accompanying Consolidated Statements of Operations, and include the following:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Unrealized Gain (Loss)	62	703	(2,385)	3,134

Available-for-Sale Debt Securities

Available-for-sale debt securities consist of investments in corporate bonds and agency mortgage-backed securities. These securities are recorded at fair value, which is determined using either recent trade prices for the identical debt instrument or comparable instruments by issuers of similar industry sector, issuer credit rating, duration and security type. The fair value measurements for these are considered Level 2 inputs of the fair value hierarchy. Unrealized gains and losses on these available-for-sale debt securities are recognized through Other comprehensive income.

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

The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$126,217	36,217	90,000	—
Available-for-sale debt securities	11,870	—	11,870	—
Interest rate derivatives	8,402	—	8,402	—
Total	$146,489	36,217	110,272	—
Liabilities:
Interest rate derivatives	$(1,735)	—	(1,735)	—

	Fair Value Measurements as of December 31, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$39,419	39,419	—	—
Available-for-sale debt securities	12,401	—	12,401	—
Interest rate derivatives	12,781	—	12,781	—
Total	$64,601	39,419	25,182	—
Liabilities:
Interest rate derivatives	$(423)	—	(423)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2025

9.	Equity and Capital

Preferred Stock of the Parent Company

Terms and conditions of the preferred stock outstanding are summarized as follows:

	Preferred Stock Outstanding as of June 30, 2025 and December 31, 2024
	Date of Issuance	Shares Issued and Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series A	8/18/2023	4,600,000	$115,000,000	6.250%	On demand
Series B	8/18/2023	4,400,000	110,000,000	5.875%	On demand
		9,000,000	$225,000,000

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

During 2024, the Company entered into forward sale agreements under its ATM program through which the Parent Company expects to issue 1,339,377 shares of its common stock at a weighted average offering price of $74.66 per share before any underwriting discount and offering expenses.  The shares under the forward sales agreements must be settled within one year of their trade dates, which vary by agreement, and range from November 26, 2025, to December 5, 2025.  Upon settlement, subject to certain exceptions, the Company may elect, in its sole discretion, to physically settle, cash settle, or net share settle all or any portion of our obligations under any forward sale agreement.

No shares to be issued under the 2024 forward sales agreements have been settled as of June 30, 2025. Proceeds from the issuance of shares are expected to be approximately $100.0 million before any underwriting discount and offering expenses and are expected to be used to fund acquisitions of operating properties, fund developments and redevelopments, and for general corporate purposes.

As of June 30, 2025, and after giving effect to the aforementioned forward equity offering, $400 million of common stock remained available for issuance under this ATM Program.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2025

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

During the six months ended June 30, 2025, the Company made no repurchases and $250 million remained available under the Repurchase Program.

Preferred Units of the Operating Partnership

The number of Series A Preferred Units and Series B Preferred Units, respectively, issued by the Operating Partnership is equal to the number of Series A Preferred Stock and Series B Preferred Stock, respectively, issued by the Parent Company.

Common Units of the Operating Partnership

Common Units are issued, or redeemed and retired, for each share of the Parent Company stock issued or redeemed, or retired, as described above, in each case at the Parent Company's election. During the six months ended June 30, 2025, unitholders exchanged 28,815 Partnership Units for $2.0 million in cash. During the same period ended June 30, 2024, 7,938 Partnership Units were exchanged for Parent Company common stock. These exchanges were completed at market value at the time of the transactions.

In July 2025, the Operating Partnership issued 2,773,087 EOP units, valued at $199.7 million based on the market price at the time of issuance, to unrelated third-party sellers as partial purchase price consideration for the acquisition of five properties.

10.	Stock-Based Compensation

The Company granted 321,704 shares of restricted stock with a weighted-average grant-date fair value of $77.32 per share and 343,014 shares of restricted stock with a weighted-average grant-date fair value of $60.25 per share during the six months ended June 30, 2025 and June 30, 2024, respectively. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and recognizes forfeitures as they occur.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Restricted stock (1)	$5,455	4,662	$10,898	9,302
Directors' fees paid in common stock and other employee stock grants	115	130	220	282
Capitalized stock-based compensation	(671)	(446)	(1,254)	(880)
Stock-based compensation, net of capitalization	$4,899	4,346	$9,864	8,704
(1)
In addition, during the three and six months ended June 30, 2024, the Company expensed $1.9 million and $3.8 million, respectively, within Other operating expenses in connection with vesting of restricted stock units related to the 2023 acquisition of Urstadt Biddle Properties ("UBP").

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2025

11.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income attributable to common shareholders - basic	$102,608	99,255	$208,782	205,616
Net income attributable to common shareholders - diluted	$102,608	99,255	$208,782	205,616
Denominator:
Weighted average common shares outstanding for basic EPS	181,543	183,703	181,497	184,188
Weighted average common shares outstanding for diluted EPS (1)	181,955	183,868	181,877	184,332
Net income per common share – basic	$0.57	0.54	$1.15	1.12
Net income per common share – diluted	$0.56	0.54	$1.15	1.12
(1)
Includes the dilutive impact of unvested restricted stock.

The effect of the assumed exchange of the EOP units and certain other exchangeable units had an anti-dilutive effect upon the calculation of net income attributable to the common shareholders per share. Accordingly, the impact of such assumed exchanges has not been included in the determination of diluted net income per share calculations. Weighted average EOP units outstanding were 1,067,844 and 1,099,516 for the three months ended June 30, 2025 and 2024, respectively, and 1,088,815 and 1,100,305 for the six months ended June 30, 2025 and 2024, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit ("EPU"):

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per unit data)	2025	2024	2025	2024
Numerator:
Net income attributable to common unit holders - basic	$103,194	99,856	$210,010	206,859
Net income attributable to common unit holders - diluted	$103,194	99,856	$210,010	206,859
Denominator:
Weighted average common units outstanding for basic EPU	182,611	184,803	182,586	185,288
Weighted average common units outstanding for diluted EPU (1)	183,023	184,968	182,966	185,433
Net income per common unit – basic	$0.57	0.54	$1.15	1.12
Net income per common unit – diluted	$0.56	0.54	$1.15	1.12
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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2025

The following tables provide information about the Company's reportable segment's revenues, significant expenses, net operating income ("NOI") and the reconciliation of NOI to the Company’s consolidated Net income:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Lease income	$405,915	381,232	$814,003	767,581
Other property income	4,613	2,778	7,992	7,372
Less:
Straight-line rent on lease income	(6,332)	(4,303)	(12,783)	(9,814)
Above/below market rent amortization, net	(5,919)	(7,617)	(12,924)	(13,629)
Total real estate revenues	398,277	372,090	796,288	751,510
Operating expenses (1)	(65,664)	(64,087)	(139,128)	(132,159)
Real estate taxes	(51,680)	(49,611)	(102,689)	(98,021)
NOI	$280,933	258,392	$554,471	521,330
(1)
Operating expenses include Operating and maintenance, Ground rent and Termination expense

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Reconciliation of NOI to Net income:
NOI	$280,933	258,392	$554,471	521,330
Consolidated:
Straight-line rent on lease income	5,787	4,120	11,394	9,714
Above/below market rent amortization, net	5,731	7,441	12,481	13,264
Management, transaction, and other fees	7,244	6,735	14,056	13,131
Straight-line rent on ground rent	(336)	(336)	(673)	(677)
Above/below market ground rent amortization	(532)	(535)	(1,067)	(1,070)
Depreciation and amortization	(99,535)	(100,968)	(196,309)	(198,553)
General and administrative	(25,480)	(24,238)	(47,080)	(50,370)
Other operating expenses	(1,944)	(3,066)	(3,632)	(5,709)
Other expense, net	(51,040)	(31,394)	(99,713)	(60,608)
Add: Share of noncontrolling interests excluded from NOI	2,200	2,036	4,404	4,082
Less: Equity in income of investments in real estate excluded from NOI	(14,679)	(13,258)	(28,130)	(26,947)
Net income	$108,349	104,929	$220,202	217,587

13.	Commitments and Contingencies

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

June 30, 2025

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

The Company had accrued liabilities of $16.6 million and $17.3 million for environmental remediation, which are included in Accounts payable, and other liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an aggregate amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance subsidiary and to facilitate the construction of development projects. The Company had $13.4 million and $10.9 million in letters of credit outstanding as of June 30, 2025 and December 31, 2024, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this document regarding anticipated financial, business, legal or other outcomes including business and market conditions, outlook and other similar statements relating to Regency's future events, developments, or financial or operational performance or results, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as "may," "will," "could," "should," "would," "expect," "estimate," "believe," "intend," "forecast," "project," "plan," "anticipate," "guidance," and other similar language. However, the absence of these or similar words or expressions does not mean a statement is not forward-looking. While we believe these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance these expectations will be attained, and it is possible actual results may differ materially from those indicated by these forward-looking statements due to a variety of risk factors, including, without limitation, risk factors relating to:

•
the current economic and geopolitical environments
•
pandemics or other health crises
•
operating retail-based shopping centers
•
real estate investments
•
the environment affecting our properties
•
corporate matters
•
our partnerships and joint ventures
•
funding strategies and capital structure
•
information management and technology
•
taxes and the Parent Company’s qualification as a REIT
•
the Company’s stock price.

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
•
Shop Space is a space under 10,000 SF.

Overview of Our Strategy

Regency Centers Corporation began operations as a publicly-traded REIT in 1993. All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P. and its wholly-owned subsidiaries, and through our real estate partnerships. As of June 30, 2025, the Parent Company owned approximately 99.4% of the outstanding Common Units and 100% of the Preferred Units of the Operating Partnership.

We are a preeminent national owner, operator, and developer of neighborhood and community shopping centers predominantly located in suburban trade areas with compelling demographics. As of June 30, 2025, we had full or partial ownership interests in 483 retail properties. Our properties are high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban markets within the country's most desirable metro areas, and contain approximately 57.6 million square feet ("SF") of gross leasable area ("GLA"). Our mission is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities. Our vision is to elevate quality of life as an integral thread in the fabric of our communities. Our portfolio includes thriving properties merchandised with highly productive grocers, restaurants, service providers, and best-in-class retailers that connect with their neighborhoods, communities, and customers.

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

Executing on our Strategy

During the six months ended June 30, 2025, we had Net income attributable to common shareholders of $208.8 million as compared to $205.6 million during the six months ended June 30, 2024.

During the six months ended June 30, 2025:

•
Our Pro-rata same property NOI, excluding termination fees, grew 5.8%, as compared to the six months ended June 30, 2024, primarily attributable to improvements in base rent from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on comparable new and renewal leases.
•
We executed 944 new and renewal leasing transactions representing 3.2 million Pro-rata SF with positive rent spreads of 9.1% during the six months ended June 30, 2025, compared to 984 leasing transactions representing 4.1 million Pro-rata SF with positive rent spreads of 8.9% during the six months ended June 30, 2024. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At June 30, 2025, December 31, 2024, and June 30, 2024 our total property portfolio was 96.2%, 96.3%, and 95.0% leased, respectively. At June 30, 2025, December 31, 2024, and June 30, 2024 our same property portfolio was 96.5%, 96.5%, and 95.5% leased, respectively.

We continued our development and redevelopment of high quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects totaled $517.7 million at June 30, 2025, compared to $497.3 million at December 31, 2024.
•
Development and redevelopment projects completed during the six months ended June 30, 2025 represented $26.6 million of estimated net project costs, with an average stabilized yield of 17.7%. A stabilized yield for development and redevelopment projects represents the incremental NOI (estimated stabilized NOI less NOI prior to project commencement) divided by the total project costs.

We maintained liquidity and the financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
In February 2025, we received a credit rating upgrade to A- with a stable outlook from S&P Global Ratings.
•
On May 13, 2025, the Company issued $400 million of senior unsecured notes due 2032, at a par value of 99.279% and a coupon of 5.0% (the "2025 Notes").
•
We have $556.4 million of loans maturing during the next 12 months, including Regency's pro-rata share of maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay-off as they mature.
•
At June 30, 2025, we had $1.46 billion available on the Line, which expires on March 23, 2028 unless we exercise the available options to extend the expiration for either or both of two additional consecutive six-month periods, in which case the term will be extended in accordance with any such option exercise.
•
In July 2025, in connection with the acquisition of five operating properties, the Company issued 2,773,087 exchangeable operating partnership units and assumed $150 million of secured mortgage debt with a weighted average interest rate of 4.2% and an average remaining term of approximately 12 years.

Economic Conditions

Refer to the Estimated Risks and Uncertainties section in Note 1 — Organization and Significant Accounting Policies, as these risks and uncertainties could have a material impact on future results of operations and trends.

Property Portfolio

The following table summarizes general information related to the consolidated properties in our portfolio:

(GLA in thousands)	June 30, 2025	December 31, 2024
Number of Properties	380	379
GLA	44,343	43,876
% Leased – Operating and Development	96.2%	96.2%
% Leased – Operating	96.4%	96.5%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$26.01	$25.56

The following table summarizes general information related to the unconsolidated properties owned in real estate investment partnerships in our portfolio:

(GLA in thousands)	June 30, 2025	December 31, 2024
Number of Properties	103	103
GLA	13,300	13,439
% Leased – Operating and Development	96.7%	96.8%
% Leased –Operating	96.7%	96.8%
Weighted average annual effective rent PSF, net of tenant concessions	$25.05	$24.51

The following table summarizes Pro-rata occupancy rates of our combined consolidated and unconsolidated shopping center portfolio:

	June 30, 2025	December 31, 2024
Percent Leased – All Properties	96.2%	96.3%
Anchor Space (spaces ≥ 10,000 SF)	98.0%	98.4%
Shop Space (spaces < 10,000 SF)	93.4%	93.0%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our real estate partnerships (totals as a weighted average PSF):

	Six months ended June 30, 2025
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	8	156	$20.34	$63.92	$6.22
Renewal	48	1,430	13.83	0.49	0.19
Total Anchor Space Leases	56	1,586	$14.47	$6.75	$0.78
Shop Space Leases
New	263	475	$42.40	$52.43	$16.72
Renewal	625	1,184	40.45	1.40	1.31
Total Shop Space Leases	888	1,659	$41.00	$16.00	$5.72
Total Leases	944	3,245	$28.03	$11.48	$3.30

	Six months ended June 30, 2024
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	16	307	$21.76	$69.01	$8.09
Renewal	62	1,911	19.56	0.13	0.09
Total Anchor Space Leases	78	2,218	$19.86	$9.65	$1.20
Shop Space Leases
New	282	592	$39.42	$39.95	$13.69
Renewal	624	1,258	36.89	2.65	0.57
Total Shop Space Leases	906	1,850	$37.70	$14.59	$4.77
Total Leases	984	4,068	$27.98	$11.90	$2.82

The weighted-average base rent PSF on signed Shop Space leases during 2025 was $41.00 PSF, which is higher than the weighted average annual base rent PSF of all Shop Space leases due to expire during the next 12 months of $36.49 PSF. New and renewal rent spreads, compared to prior rents on these same spaces leased, were positive at 9.1% for the six months ended June 30, 2025, compared to 8.9% for the six months ended June 30, 2024.

Diversification and Concentration of Tenant Risk

We seek to reduce our risk by limiting dependence on any single tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	June 30, 2025
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annual Base Rent (1)
Publix	67	5.9%	2.8%
TJX Companies, Inc.	75	3.7%	2.8%
Albertsons Companies, Inc.	52	4.2%	2.7%
Amazon/Whole Foods	39	2.6%	2.6%
Kroger Co.	52	6.0%	2.6%
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

We recognize that current economic conditions including, but not limited to, the potential impacts of tariffs and trade deals, inflation, cost and availability of labor, including potential labor shortages related to deportations or threat of deportations, increasing energy prices and interest rates, supply chain disruptions, access to and cost of credit, and new tax and regulatory changes have introduced additional macroeconomic uncertainty. These economic conditions could place further financial strain on retailers by raising costs and compressing margins. The potential for a recession and the severity and duration of any economic downturn could negatively impact our existing tenants and their ability to continue to meet their lease obligations.

Although base rent is derived from long-term lease contracts, tenants that file for bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, in a tenant bankruptcy situation it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and significant downtime to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases, we could experience a significant reduction in our revenues. At June 30, 2025, the tenants who are currently in bankruptcy and which continue to occupy space in our shopping centers represent an aggregate of 0.3% of our Pro-rata annual base rent.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024:

Changes in revenues are summarized in the following table:

	Three months ended June 30,
(in thousands)	2025	2024	Change
Lease income
Base rent	$258,371	245,476	12,895
Recoveries from tenants	91,505	84,805	6,700
Percentage rent	2,950	1,996	954
Uncollectible lease income	(1,573)	(1,858)	285
Other lease income	6,334	5,865	469
Straight-line rent	5,787	4,120	1,667
Above/below market rent amortization, net	5,731	7,441	(1,710)
Total lease income	$369,105	347,845	21,260
Other property income	4,499	2,670	1,829
Management, transaction, and other fees	7,244	6,735	509
Total revenues	$380,848	357,250	23,598

Total lease income increased by $21.3 million primarily due to the following:

•
$12.9 million increase from billable Base rent, mainly from the following:
o
$10.8 million net increase from same properties, including:
▪
$7.0 million net increase due to increases from occupancy, contractual rent steps in existing leases, and positive rental spreads on new and renewal leases;
▪
$3.1 million increase due to redevelopment projects becoming operational; and
▪
$0.7 million increase related to our acquisition of the remaining ownership interest in and resulting consolidation of an operating property previously held in an unconsolidated real estate partnership;
o
$1.8 million increase from acquisitions of operating properties in 2025 as compared to 2024 activity; and
o
$0.9 million increase from rent commencements at completed development properties; partially offset by
o
$0.7 million decrease due to dispositions of operating properties.

•
$6.7 million increase from contractual Recoveries from tenants which represents their proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, mainly from the following:
o
$5.7 million increase primarily due to higher operating costs and higher recovery rates due to increased occupancy in the current quarter; and
o
$1.0 million increase driven by the acquisition of operating properties in 2025 as compared to 2024, and rent commencements at development properties.
•
$1.7 million increase in Straight-line rent mainly due to timing and degree of contractual rent steps and new lease commencements within same properties partially offset by
•
$1.7 million decrease in Above/below market rent amortization, net primarily due to decrease from same properties driven by accelerated below market rent amortization in the prior quarter due to the timing of tenant terminations.

Other property income increased by $1.8 million primarily due to an increase in business interruption proceeds received in 2025.

There were no significant changes in Management, transaction, and other fees.

Changes in our operating expenses are summarized in the following table:

	Three months ended June 30,
(in thousands)	2025	2024	Change
Depreciation and amortization	$99,535	100,968	(1,433)
Property operating expense	60,759	59,491	1,268
Real estate taxes	47,500	45,478	2,022
General and administrative	25,480	24,238	1,242
Other operating expenses	1,944	3,066	(1,122)
Total operating expenses	$235,218	233,241	1,977

Depreciation and amortization costs decreased by $1.4 million, mainly due to the following:

•
$3.4 million decrease from same properties mainly driven by the timing of capital expenditures being placed in service within our redevelopment projects; partially offset by
•
$2.0 million increase from acquisitions of operating properties and development properties becoming available for occupancy.

Property operating expense increased by $1.3 million, mainly due to higher recoverable common area maintenance and other tenant-related costs at same properties.

Real estate taxes increased by $2.0 million, mainly due to increases in real estate tax assessments across the same property portfolio.

General and administrative costs increased by $1.2 million, mainly due to the following:

•
$2.5 million increase in compensation costs primarily driven by performance-based incentive compensation;
•
$1.1 million increase primarily attributable to higher costs in business promotion and donation; partially offset by
•
$2.0 million higher overhead capitalization driven by variability in the number, timing and progress of our development and redevelopment projects.

Other operating expenses decreased by $1.1 million, mainly due to the phase-out of transition costs incurred in 2024 related to the acquisition of Urstadt Biddle Properties ("UBP").

Other expense, net are summarized in the following table:

	Three months ended June 30,
(in thousands)	2025	2024	Change
Interest expense, net
Interest on notes payable	$51,081	46,864	4,217
Interest on unsecured credit facilities	2,735	1,704	1,031
Capitalized interest	(2,422)	(1,520)	(902)
Hedge expense	226	148	78
Interest income	(1,348)	(4,018)	2,670
Interest expense, net	$50,272	43,178	7,094
Provision for impairment of real estate, net of tax	1,262	—	1,262
Loss (Gain) on sale of real estate, net of tax	294	(11,081)	11,375
Net investment income	(788)	(703)	(85)
Total other expense, net	$51,040	31,394	19,646

Interest expense, net, increased by $7.1 million primarily due to the following:

•
$4.2 million increase in Interest on notes payable is primarily due to new net public debt issuances in 2025 and 2024;
•
$1.0 million increase in Interest on unsecured credit facilities is primarily due to a higher weighted average outstanding balance and higher average interest rates under our Line; and
•
$2.7 million decrease in interest income primarily due to maintaining higher levels of excess cash in short term investments in the comparative prior period.

Provision for impairment of real estate of $1.3 million was recognized in the three months ended June 30, 2025 related to the sale of one operating property and one property that was held for sale as of June 30, 2025 and subsequently sold in July 2025

During the three months ended June 30, 2024, we recognized gains on sale of $11.1 million mainly from the sale of two operating properties and recognition of one sales-type lease.

There were no significant changes in Net investment income.

Equity in income of investments in real estate partnerships increased $1.4 million mainly due to increases in operating income driven from increased occupancy and positive rental spreads on new and renewal leases at properties held in the unconsolidated real estate partnerships.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Three months ended June 30,
(in thousands)	2025	2024	Change
Net income	$108,349	104,929	3,420
Income attributable to noncontrolling interests	(2,328)	(2,261)	(67)
Net income attributable to the Company	106,021	102,668	3,353
Preferred stock dividends	(3,413)	(3,413)	—
Net income attributable to common shareholders	$102,608	$99,255	$3,353
Net income attributable to exchangeable operating partnership units	(586)	(601)	15
Net income attributable to common unit holders	$103,194	99,856	3,338

There were no significant changes in Income attributable to noncontrolling interests, Preferred stock dividends, and Net income attributable to exchangeable operating partnership units.

Results of Operations

Comparison of the six months ended June 30, 2025 and 2024:

Changes in revenues are summarized in the following table:

	Six months ended June 30,
(in thousands)	2025	2024	Change
Lease income
Base rent	$512,927	489,611	23,316
Recoveries from tenants	182,986	169,828	13,158
Percentage rent	9,608	9,803	(195)
Uncollectible lease income	(1,959)	(3,091)	1,132
Other lease income	12,747	11,822	925
Straight-line rent	11,394	9,714	1,680
Above / below market rent amortization, net	12,481	13,264	(783)
Total lease income	$740,184	700,951	39,233
Other property income	7,520	7,020	500
Management, transaction, and other fees	14,056	13,131	925
Total revenues	$761,760	721,102	40,658

Lease income increased by $39.2 million primarily due to the following:

•
$23.3 million increase in Base rent, mainly driven by the following:
o
$20.5 million increase resulting from same properties, including:
▪
$13.6 million increase due to increases from occupancy, contractual rent steps in existing leases, and positive rental spreads on new and renewal leases;
▪
$5.5 million increase due to redevelopment projects that commenced operations; and
▪
$1.4 million increase related to our acquisition of the remaining ownership interest in and resulting consolidation of a property previously held in an unconsolidated real estate partnership;
o
$3.0 million increase from acquisitions of operating properties in 2025 as compared to 2024 activity; and
o
$1.8 million increase from rent commencements at completed development properties; partially offset by
o
$1.9 million decrease due to dispositions of operating properties.
•
$13.2 million increase from contractual Recoveries from tenants which represents their proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, mainly from the following:
o
$11.7 million increase primarily due to higher operating costs and higher recovery rates due to increased occupancy in the current year; and
o
$1.8 million increase driven by the acquisition of operating properties in 2025 as compared to 2024, and lease commencements at development properties; partially offset by
o
$0.3 million decrease due to disposition of operating properties.
•
$1.1 million decrease in Uncollectible lease income primarily driven by higher collection rates in the current period.
•
$1.7 million increase in Straight-line rent mainly due to timing and degree of contractual rent steps and new lease commencements.

There were no significant changes in Other property income, and Management, transaction, and other fees.

Changes in our operating expenses are summarized in the following table:

	Six months ended June 30,
(in thousands)	2025	2024	Change
Depreciation and amortization	$196,309	198,553	(2,244)
Property operating expense	129,218	122,765	6,453
Real estate taxes	93,860	89,785	4,075
General and administrative	47,080	50,370	(3,290)
Other operating expenses	3,632	5,709	(2,077)
Total operating expenses	$470,099	467,182	2,917

Depreciation and amortization decreased by $2.2 million mainly due to the following:

•
$5.5 million decrease from same properties primarily driven by acquired lease intangibles becoming fully amortized;
•
$0.4 million decrease from dispositions of operating properties; partially offset by
•
$3.7 million increase from acquisitions of operating properties and development properties becoming available for occupancy.

Property operating expense increased by $6.5 million, mainly due to the following:

•
$4.4 million increase from same properties primarily attributable to higher recoverable common area maintenance and other tenant-related costs;
•
$1.3 million increase is attributable to property damage losses resulting from a variety of events; and
•
$0.8 million increase in acquisitions of operating properties and development properties.

Real estate taxes increased by $4.1 million, mainly due to increases in real estate tax assessments across the same property portfolio.

General and administrative costs decreased by $3.3 million mainly due to the following:

•
$2.9 million decrease due to changes in the fair value of participant obligations within the deferred compensation plan, which were attributable to changes in the fair values of those investments recognized in Net investment income;
•
$4.1 million decrease due to higher overhead capitalization driven by variability in the number, timing and progress of our development and redevelopment projects; partially offset by
•
$3.3 million increase in compensation costs primarily driven by performance-based incentive compensation; and
•
$0.4 million increase in other general and administrative expenses.

Other operating expenses decreased by $2.1 million, mainly due to the $4.7 million of transition costs incurred in 2024 related to the UBP acquisition, partially offset by increases in environmental reserve costs and development pursuit costs.

Changes in Other expense, net are summarized in the following table:

	Six months ended June 30,
(in thousands)	2025	2024	Change
Interest expense, net
Interest on notes payable	$99,411	92,465	6,946
Interest on unsecured credit facilities	5,649	3,143	2,506
Capitalized interest	(4,534)	(3,176)	(1,358)
Hedge expense	451	258	193
Interest income	(2,692)	(6,644)	3,952
Interest expense, net	$98,285	86,046	12,239
Provision for impairment of real estate, net of tax	1,262	—	1,262
Loss (Gain) on sale of real estate, net of tax	193	(22,484)	22,677
Loss on early extinguishment of debt	—	180	(180)
Net investment income	(27)	(3,134)	3,107
Total other expense, net	$99,713	60,608	39,105

Interest expense, net increased by $12.2 million primarily due to the following:

•
$6.9 million increase in Interest on notes payable is primarily due to new net public debt issuances in 2025 and 2024;
•
$2.5 million increase in Interest on unsecured credit facilities is primarily due to a higher weighted average outstanding balance and higher average interest rates under our Line;
•
$4.0 million decrease in Interest income primarily due to maintaining higher levels of excess cash in short term investments in the comparative prior period; partially offset by
•
$1.4 million change in Capitalized interest is based on the timing and progress of our development and redevelopment projects.

Provision for impairment of real estate, net of tax of $1.3 million, was recognized in 2025 primarily related to the subsequent sale of a held-for-sale property after period end.

During the six months ended June 30, 2024, we recognized gains on sale of real estate, net of tax of $22.5 million primarily from the sale of three operating properties and recognition of two sales-type leases.

There were no significant changes in Loss on early extinguishments of debt.

Net investment income decreased by $3.1 million primarily driven by market volatility during the current period, including a $2.9 million decrease in returns on investments held in the non-qualified deferred compensation plan and a $0.2 million decrease in returns related to other corporate investments.

Equity in income of investments in real estate partnerships increased by $4.0 million mainly due to increases in operating income driven from increased occupancy and positive rental spreads on new and renewal leases at properties held in the unconsolidated real estate partnerships.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Six months ended June 30,
(in thousands)	2025	2024	Change
Net income	$220,202	217,587	2,615
Income attributable to noncontrolling interests	(4,594)	(5,145)	551
Net income attributable to the Company	215,608	212,442	3,166
Preferred stock dividends	(6,826)	(6,826)	—
Net income attributable to common shareholders	$208,782	$205,616	$3,166
Net income attributable to exchangeable operating partnership units	(1,228)	(1,243)	15
Net income attributable to common unit holders	$210,010	206,859	3,151

There were no significant changes in Income attributable to noncontrolling interests, Preferred stock dividends, and Net income attributable to exchangeable operating partnership units.

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

Pro-rata Same Property NOI (Non-GAAP Financial Measures):

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Base rent	$281,802	270,323	11,479	$561,207	539,400	21,807
Recoveries from tenants	99,778	93,527	6,251	199,627	187,064	12,563
Percentage rent	3,491	2,453	1,038	10,904	10,976	(72)
Termination fees	2,044	1,568	476	4,368	3,410	958
Uncollectible lease income	(1,443)	(2,148)	705	(1,964)	(3,507)	1,543
Other lease income	4,845	4,824	21	9,528	9,406	122
Other property income	3,901	2,225	1,676	6,613	4,900	1,713
Total real estate revenue	394,418	372,772	21,646	790,283	751,649	38,634
Operating and maintenance	62,800	61,931	869	130,757	126,074	4,683
Termination expense	—	(65)	65	—	5	(5)
Real estate taxes	51,188	49,658	1,530	101,682	98,124	3,558
Ground rent	3,542	3,652	(110)	7,263	7,889	(626)
Total real estate operating expenses	117,530	115,176	2,354	239,702	232,092	7,610
Pro-rata same property NOI	$276,888	257,596	19,292	$550,581	519,557	31,024
Less: Termination fees	2,044	1,633	411	4,368	3,405	963
Pro-rata same property NOI, excluding termination fees	$274,844	255,963	18,881	$546,213	516,152	30,061
Pro-rata same property NOI growth, excluding termination fees			7.4%			5.8%

Pro-rata same property NOI, excluding termination fees/expenses, changed from the following major components:

Total real estate revenue increased by $21.6 million and $38.6 million, on a net basis, during the three and six months ended June 30, 2025 and 2024, respectively, as follows:

•
Base rent increased by $11.5 million and $21.8 million during the three and six months ended June 30, 2025 and 2024, respectively, due to contractual rent steps in existing leases, positive rental spreads on new and renewal leases, and increases in occupancy, as well as redevelopment projects completing and operating.
•
Recoveries from tenants increased by $6.3 million and $12.6 million during the three and six months ended June 30, 2025 and 2024, respectively, due to higher recoverable expenses and increased occupancy.
•
Percentage rent increased by $1.0 million during the three months ended June 30, 2025 due to fluctuations in tenant sales.
•
Uncollectible lease income increased by $1.5 million during the six months ended June 30, 2025, primarily driven by higher collection rates in the current period resulting in reduced levels of uncollectible lease income.
•
Other property income increased by $1.7 million during both the three and six months ended June 30, 2025 and 2024, due to an increase in business interruption insurance proceeds received in current period.

Total real estate operating expenses increased by $2.4 million and $7.6 million, on a net basis, during the three and six months ended June 30, 2025 and 2024, respectively as follows:

•
Operating and maintenance increased by $4.7 million during the six months ended June 30, 2025, primarily due to increases in common area maintenance and other tenant-recoverable costs.
•
Real estate taxes increased by $1.5 million and $3.6 million during the three and six months ended June 30, 2025 and 2024, respectively, due to an increase in real estate assessments across the portfolio.

Reconciliation of Pro-rata Same Property NOI to Net Income Attributable to Common Shareholders:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net income attributable to common shareholders	$102,608	99,255	$208,782	205,616
Less:
Management, transaction, and other fees	(7,244)	(6,735)	(14,056)	(13,131)
Other (1)	(12,850)	(12,726)	(26,539)	(25,313)
Plus:
Depreciation and amortization	99,535	100,968	196,309	198,553
General and administrative	25,480	24,238	47,080	50,370
Other operating expense	1,944	3,066	3,632	5,709
Other expense, net	51,040	31,394	99,713	60,608
Equity in income of investments in real estate excluded from NOI (2)	14,679	13,258	28,130	26,947
Net income attributable to noncontrolling interests	2,328	2,261	4,594	5,145
Preferred stock dividends and issuance costs	3,413	3,413	6,826	6,826
NOI	$280,933	258,392	$554,471	521,330
Less non-same property NOI	(4,045)	(796)	(3,890)	(1,773)
Pro-rata same property NOI	$276,888	257,596	$550,581	519,557
(1)
Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interests.
(2)
Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.

Nareit FFO, Core Operating Earnings and AFFO (Non-GAAP Financial Measures):

Our reconciliation of net income attributable to common shareholders to Nareit FFO, to Core Operating Earnings, and to AFFO is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share information)	2025	2024	2025	2024
Reconciliation of Net income attributable to common shareholders to Nareit FFO
Net income attributable to common shareholders	$102,608	99,255	$208,782	205,616
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	107,329	107,592	211,363	211,964
Provision for impairment of real estate	1,262	—	1,262	—
Loss (Gain) on sale of real estate, net of tax	346	(11,080)	245	(22,488)
Exchangeable operating partnership units	586	601	1,228	1,243
Nareit FFO attributable to common stock and unit holders	$212,131	196,368	$422,880	396,335
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit FFO	$212,131	196,368	$422,880	396,335
Adjustments to reconcile to Core Operating Earnings: (1)
Not Comparable Items
Merger transition costs	—	2,133	—	4,694
Loss on early extinguishment of debt	—	—	—	180
Certain Non-Cash Items
Straight-line rent	(6,784)	(5,283)	(13,297)	(11,021)
Uncollectible straight-line rent	744	1,377	1,120	2,033
Above/below market rent amortization, net	(5,376)	(7,073)	(11,837)	(12,540)
Debt and derivative mark-to-market amortization	1,510	1,731	2,802	2,640
Core Operating Earnings	$202,225	189,253	$401,668	382,321
Reconciliation of Core Operating Earnings to AFFO:
Core Operating Earnings	$202,225	189,253	$401,668	382,321
Adjustments to reconcile to AFFO (1):
Operating capital expenditures	(32,524)	(33,886)	(56,277)	(54,738)
Debt cost and derivative adjustments	2,297	2,022	4,426	4,162
Stock-based compensation	5,455	4,662	10,898	9,302
AFFO	$177,453	162,051	$360,715	341,047
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

On May 13, 2025, the Company issued $400 million of senior unsecured notes due 2032, at a par value of 99.279% and a coupon of 5.0%. The intended use of the net proceeds includes (i) to reduce the outstanding balance on the Line, (ii) for the repayment of $250 million of 3.90% unsecured public debt due November 1, 2025, upon it's maturity and (iii) for general corporate purposes, which may include the future repayment of other outstanding debt. Pending the maturity of the November 2025 unsecured public debt, we also temporarily invested a portion of the proceeds in commercial time deposits.

As of June 30, 2025, we had $556.4 million of debt maturing within the next 12 months, including $350 million of unsecured public debt maturing in November 2025, and Regency's pro-rata share of maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay off as they mature. We currently expect to address these maturing obligations through a combination of refinancing, available liquidity under our Line, and proceeds from potential property sales. We continually monitor capital markets and proactively manage our debt maturity profile to maintain a strong balance sheet and financial flexibility.

Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next year, although, in the longer term, we can provide no assurances.

In addition to our $150.7 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	June 30, 2025
ATM program
Original offering amount	$500,000
Available capacity (1)	$400,000
Line of credit
Total commitment amount	$1,500,000
Available capacity (2)	$1,457,440
Maturity (3)	March 23, 2028
(1)
During November and December 2024, we entered into forward sale agreements with respect to 1,339,377 shares that were sold in several tranches at a weighted average offering price of $74.66 per share before any underwriting discount and offering expenses. These shares are pledged under forward sale agreements and must be settled within one year of their trade dates, which vary by agreement and are expected to result in net proceeds of approximately $100 million. After giving effect to this forward equity offering as of June 30, 2025, $400 million of common stock remains available for issuance under the ATM program authorized by the Company's Board of Directors, which is subject to change at the discretion of the Board.
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

We have historically generated sufficient cash flows from operations to fund our dividend distributions. During the six months ended June 30, 2025 and 2024, we generated cash flows from operations of $405.1 million and $371.2 million, respectively, and paid $263.8 million and $255.4 million in dividends to our common stock, preferred stock and unit holders.

We currently have development and redevelopment projects in various stages of planning, design and construction, along with a pipeline of potential projects for future development or redevelopment. After funding our common and preferred stock and units dividend payment in July 2025, we estimate that we will require capital during the next 12 months of approximately $982.5 million related to leasing commissions, tenant improvements, in-process developments and redevelopments, capital contributions to our real estate partnerships, and repaying maturing debt. These capital requirements may be impacted by tariffs and inflation, as well as potential shortages of labor employed by contractors, resulting in increased costs of construction materials, labor, and services from third-party contractors and suppliers. We continue to implement mitigation strategies including, but not limited to, entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from permitting delays and labor and material shortages may extend the time to completion of these projects.

If we start new developments or redevelopments, commit to property acquisitions, repay debt prior to maturity, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

We endeavor to maintain a high percentage of unencumbered assets. As of June 30, 2025, 89.4% of our consolidated real estate assets were unencumbered. Our low level of encumbered assets allows us to more readily access the secured and unsecured debt markets and to maintain borrowing capacity on the Line.

Our Line and unsecured debt require that we remain in compliance with various customary financial covenants, which are described in the Consolidated Financial Statements included in our 2024 Form 10-K. We were in compliance with these covenants at June 30, 2025, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Six months ended June 30,
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$405,079	371,214	33,865
Net cash used in investing activities	(372,693)	(114,143)	(258,550)
Net cash provided by (used in) financing activities	60,549	(268,502)	329,051
Net change in cash, cash equivalents, and restricted cash	$92,935	(11,431)	104,366
Total cash, cash equivalents, and restricted cash	$154,819	79,923	74,896

Net cash provided by operating activities:

Net cash provided by operating activities increased $33.9 million due to:

•
$31.8 million increase in cash from operations due to the timing of receipts and payments
•
$2.1 million increase in operating cash flow distributions from Investments in real estate partnerships.

Net cash used in investing activities:

Net cash used in investing activities changed by $258.6 million as follows:

	Six months ended June 30,
(in thousands)	2025	2024	Change
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $787 in 2025	$(83,261)	(45,208)	(38,053)
Real estate development and capital improvements	(204,657)	(141,775)	(62,882)
Proceeds from sale of real estate	7,165	92,159	(84,994)
Proceeds from property insurance casualty claims	—	4,638	(4,638)
Issuance of notes receivable	—	(32,651)	32,651
Collection of notes receivable	180	3,004	(2,824)
Investments in real estate partnerships	(6,217)	(8,582)	2,365
Return of capital from investments in real estate partnerships	—	10,038	(10,038)
Dividends on investment securities	1,081	263	818
Purchase of investment securities	(96,226)	(95,519)	(707)
Proceeds from sale of investment securities	9,242	99,490	(90,248)
Net cash used in investing activities	$(372,693)	(114,143)	(258,550)

Significant changes in investing activities include:

•
We paid $83.3 million in 2025 to purchase three operating properties and one operating outparcel. One of the operating properties was previously held in a single property unconsolidated real estate investment partnership in which we held a 66.7% ownership interest. We paid $45.2 million in 2024 to purchase one operating property.
•
During 2025, we invested $62.9 million more on real estate development and capital improvements than the comparable prior year period, as further detailed in a table below.
•
We sold one operating property in 2025 for net proceeds of $7.2 million compared to three operating properties in 2024 for net proceeds of $92.2 million.
•
We received additional property insurance claim proceeds of $4.6 million in 2024 primarily attributable to a single property that was impacted by a weather event in 2019.
•
During 2024, in connection with a secured lending transaction entered into by the Company, we issued a note receivable in the amount of $29.8 million at an interest rate of 6.9% maturing in January 2027, secured by a grocery-anchored shopping center. In addition, we issued $2.9 million of short-term notes receivable to real estate partners in 2024.
•
We collected $3.0 million in short-term note receivables from real estate partners in 2024.

•
Investments in real estate partnerships:
o
In 2025, we invested $6.2 million, including $3.2 million to fund our share of an acquisition of an operating property, and $3.0 million to fund our share of development and redevelopment activities.
o
In 2024, we invested $8.6 million, to fund our share of development and redevelopment activities.
•
Return of capital from our unconsolidated investments in real estate partnerships includes sales or financing proceeds.
o
During 2024, we received $10.0 million from our share of proceeds from debt financing activities.
•
Purchase of investment securities and proceeds from sale of investment securities pertain to investment activities held in our captive insurance company and our deferred compensation plan, as well as:
o
During 2025, we invested approximately $90 million of proceeds received from the 2025 Notes in commercial time deposits with staggered maturity dates ranging from 4 to 5 months.
o
During 2024, we invested approximately $90 million in commercial deposits from the proceeds received from the January 2024 public offering of senior unsecured notes. These commercial deposits were subsequently settled at maturity during the second quarter of 2024.

We plan to continue developing and redeveloping shopping centers for long-term investment. During the six months ended June 30, 2025, we deployed capital of $204.7 million for the development, redevelopment, and capital improvement of our real estate properties, comprised of the following:

	Six months ended June 30,
(in thousands)	2025	2024	Change
Capital expenditures:
Land acquisitions	$—	11,650	(11,650)
Building and tenant improvements	48,676	43,918	4,758
Redevelopment costs	69,906	48,364	21,542
Development costs	71,820	27,584	44,236
Capitalized interest	3,614	3,107	507
Capitalized direct compensation	10,641	7,152	3,489
Real estate development and capital improvements	$204,657	141,775	62,882
•
We acquired one land parcel for development, and two outparcels in 2024.
•
Building and tenant improvements increased $4.8 million in 2025, primarily related to the timing and volume of capital projects.
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

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					June 30, 2025
Property Name	Market	Ownership (1)	Start Date	Estimated Stabilization Year (2)	Estimated / Actual Net Development Costs (1) (3)	% of Costs Incurred	GLA (1)	Cost PSF of GLA (1) (3)

Developments In-Process
Sienna Grande Shops	Houston, TX	75%	Q2-2023	2028	9,393	84%	23	408
The Shops at SunVet	Long Island, NY	100%	Q2-2023	2027	92,863	79%	172	540
The Shops at Stone Bridge	Cheshire, CT	100%	Q1-2024	2027	68,277	71%	155	440
Jordan Ranch Market	Houston, TX	50%	Q3-2024	2027	23,006	51%	81	284
Oakley Shops at Laurel Fields	Bay Area, CA	100%	Q3-2024	2027	35,500	58%	78	455
Total Developments In-Process					$229,039	71%	509	450

Developments Completed
Baybrook East - Phase 1B	Houston, TX	50%	Q2-2022	2026	9,500	94%	77	123
Total Developments Completed					$9,500	94%	77	123
(1)
Estimated net development costs and GLA are reported based on Regency’s ownership interest in the real estate partnership at completion.
(2)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(3)
Includes leasing costs and is net of tenant reimbursements.

The following table summarizes our redevelopment projects in process and completed:

(in thousands, except cost PSF)					June 30, 2025
Property Name	Market	Ownership (1)	Start Date	Estimated Stabilization Year (2)	Estimated Net Project Costs (1) (3)	% of Costs Incurred

Redevelopments In-Process
Bloom on Third	Los Angeles, CA	35%	Q4-2022	2027	$24,525	65%
Serramonte Center - Phase 3	San Francisco, CA	100%	Q2-2023	2026	36,989	40%
Circle Marine Shops & Marketplace	Los Angeles, CA	100%	Q3-2023	2025	14,986	87%
Avenida Biscayne	Miami, FL	100%	Q4-2023	2026	22,493	71%
Cambridge Square	Atlanta, GA	100%	Q4-2023	2026	13,752	84%
Anastasia Plaza	Jacksonville, FL	100%	Q3-2024	2026	15,607	61%
East Meadow Plaza - Phase 1	Long Island, NY	100%	Q3-2024	2026	11,736	53%
West Chester Plaza	Cincinnati, OH	100%	Q4-2024	2028	15,442	34%
Willows Shopping Center	Bay Area, CA	100%	Q4-2024	2027	16,807	18%
The Crossing Clarendon	Metro DC	100%	Q2-2025	2027	13,679	5%
Various Redevelopments	Various	Various	Various	Various	102,595	37%
Total Redevelopments In-Process					$288,611	47%

Redevelopments Completed
Various Properties	Various	Various	Various	Various	17,128	92%
Total Redevelopments Completed					$17,128	92%
(1)
Estimated net development costs are reported based on Regency’s ownership interest in the real estate partnership at completion.
(2)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(3)
Includes leasing costs and is net of tenant reimbursements.

Net cash provided by (used in) financing activities:

Net cash flows provided by financing activities increased by $329.1 million during 2025, as follows:

	Six months ended June 30,
(in thousands)	2025	2024	Change
Cash flows from financing activities:
Tax withholding on stock-based compensation	$(6,783)	(8,776)	1,993
Common shares repurchased through share repurchase program	—	(200,066)	200,066
Repurchase of exchangeable operating partnership units	(2,046)	—	(2,046)
Proceeds from sale of treasury stock	462	210	252
Contributions from noncontrolling interests	8,416	3,001	5,415
Distributions to and redemptions of noncontrolling interests	(6,130)	(6,254)	124
Distributions to exchangeable operating partnership unit holders	(1,546)	(1,479)	(67)
Dividends paid to common shareholders	(255,455)	(247,138)	(8,317)
Dividends paid to preferred shareholders	(6,826)	(6,825)	(1)
Repayment of fixed rate unsecured notes	—	(250,000)	250,000
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	397,116	398,468	(1,352)
Proceeds from unsecured credit facilities	395,000	422,419	(27,419)
Repayment of unsecured credit facilities	(430,000)	(264,419)	(165,581)
Proceeds from notes payable	10,000	—	10,000
Repayment of notes payable	(32,787)	(88,069)	55,282
Scheduled principal payments	(5,060)	(6,121)	1,061
Payment of financing costs	(3,812)	(13,453)	9,641
Net cash provided by (used in) financing activities	$60,549	(268,502)	329,051

Significant financing activities during the six months ended June 30, 2025 and 2024, include the following:

•
The taxes withheld in conjunction with vesting of equity award plans to satisfy employee tax withholding requirements totaled $6.8 million and $8.8 million during 2025 and 2024, respectively.
•
During 2024, we paid $200.0 million to repurchase 3,306,709 shares of our common stock under our Repurchase Program.
•
During 2025, we paid $2.0 million for the redemption of exchangeable operating partnership units.
•
During 2025, we received $8.4 million in contributions for the limited partners' share of development funding compared to $3.0 million in 2024.
•
We paid $8.4 million more in dividends in 2025 as a result of an increase in our dividend rate per share and the number of shares of our common stock outstanding.
•
We had the following debt related activity during 2025:
o
We received $397.1 million in proceeds from issuing unsecured public debt,
o
We repaid a net $35.0 million on our Line,
o
We received $10.0 million in proceeds from a mortgage refinancing,
o
We paid $37.8 million for debt repayments, including:
▪
$32.8 million for repaying two mortgage loans at maturity, and
▪
$5.1 million in principal mortgage payments
o
We paid $3.8 million in loan costs relating to the unsecured public debt offering.
•
We had the following debt related activity during 2024:
o
We repaid $250.0 million in unsecured public debt,
o
We received $398.5 million in proceeds from issuing unsecured public debt,
o
We drew $158.0 million in net proceeds from our Line,
o
We paid $94.2 million for debt repayments, including:
▪
$88.1 million for repaying three mortgage loans at maturity, and
▪
$6.1 million in principal mortgage payments.
o
We paid $13.5 million in loan costs relating to the recast of the Line as well as the unsecured public debt offering.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our real estate partnerships and our Pro-rata share:

	Combined		Regency's Share (1)
(dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Number of real estate partnerships	18	19
Regency's ownership	12% - 83%	12% - 83%
Number of properties	103	103
Assets	$2,847,010	2,843,157	$1,055,391	1,061,072
Liabilities	1,684,782	1,676,507	619,386	616,718
Equity	1,162,228	1,166,650	436,005	444,354
Basis difference			(46,177)	(45,310)
Investments in real estate partnerships			$389,828	399,044
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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	June 30, 2025	December 31, 2024
GRI - Regency, LLC (GRIR)	40%	$131,529	136,972
Columbia Regency Partners II, LLC (Columbia II)	20%	67,132	63,024
Columbia Village District, LLC	30%	6,329	6,434
Individual Investors
Ballard Blocks	50%	59,685	59,596
Bloom on Third	35%	45,713	44,715
Others (1)	12% - 83%	79,440	88,303
Total Investment in real estate partnerships		$389,828	$399,044
(1)
Effective January 1, 2025, we acquired our partner’s 33.3% share in a single property partnership for a total purchase price of $10.3 million. Following this acquisition, the Company now owns 100% of this property, and the property has been consolidated into the Company’s financial statements.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	June 30, 2025
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2025 (1)	$3,872	114,234	—	118,106	37,853
2026	7,131	302,583	48,300	358,014	127,471
2027	7,303	32,800	—	40,103	13,417
2028	4,097	231,357	—	235,454	81,640
2029	2,855	104,434	—	107,289	37,157
Beyond 5 Years	4,508	710,664	—	715,172	280,111
Net unamortized loan costs, debt premium / (discount)	—	(6,845)	—	(6,845)	(2,619)
Total	$29,766	1,489,227	48,300	1,567,293	575,030
(1)
Reflects scheduled principal payments and maturities for the remainder of the year.

At June 30, 2025, our investments in real estate partnerships had notes payable of $1.6 billion maturing through 2034, of which 91.3% had a weighted average fixed interest rate of 3.9%. The remaining notes payable float with SOFR and had a weighted average variable interest rate of 6.6%, based on rates as of June 30, 2025. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $575.0 million as of June 30, 2025. As notes payable mature, they will be repaid from proceeds from new borrowings and/or partner capital contributions. Refinancing debt at maturity in the current interest rate environment could result in higher interest expense in future periods if rates remain elevated.

We are obligated to contribute our Pro-rata share to fund maturities if the loans are not refinanced, and we have the capacity to do so from existing cash balances, availability on our Line, and operating cash flows. We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a real estate investment partner is unable to fund its share of the capital requirements of the real estate partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call which would be secured by the partner's membership interest.

Management fee income

In addition to earning our share of net income or loss in each of these real estate partnerships, we recognized fees as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Management, transaction, and other fees	$7,356	6,735	$13,995	13,130

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two significant components of interest rate risk:

•
Under the Line, we have a variable interest rate that, as of June 30, 2025, was based upon an annual rate of SOFR plus a 0.10% market adjustment ("Adjusted SOFR") plus an applicable margin of 0.685%. SOFR rates charged on our Line change monthly, and the applicable margin on the Line is dependent upon maintaining specific credit ratings or leverage targets, as well as meeting specific sustainability target thresholds. If our credit ratings were downgraded or if we fail to meet the leverage targets or sustainability target thresholds, the applicable margin on the Line would increase, resulting in higher interest costs. As of June 30, 2025 the Adjusted SOFR plus the applicable margin of 0.685% was 5.145%.
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

The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of June 30, 2025. For variable rate mortgages and unsecured credit facilities for which we have interest rate swaps in place to fix the interest rate, they are included in the Fixed rate debt section below at their all-in fixed rate. The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of June 30, 2025, and are subject to change. In addition, we continually assess the market risk for floating rate debt and believe that an increase of 100 basis points in interest rates would decrease future earnings and cash flows by approximately $0.4 million per year based on $39.6 million of floating rate mortgage debt and floating rate line of credit balances outstanding at June 30, 2025.

Further, the table below incorporates only those exposures that exist as of June 30, 2025, and does not consider exposures or positions that could arise after that date or obligations repaid before maturity. Since firm but unused commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

The table below presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding at each year-end, and fair value of total debt as of June 30, 2025.

(dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt (1)	$271,057	358,175	754,996	357,583	524,906	2,533,640	4,800,357	4,648,545
Average interest rate for all fixed rate debt (2)	4.19%	4.21%	4.33%	4.33%	4.56%	4.83%
Variable rate SOFR debt (1)	$60	120	3,870	35,525	—	—	39,575	39,725
Average interest rate for all variable rate debt (2)	5.45%	5.44%	5.40%	5.40%

(1)
Reflects amount of debt maturities during each of the years presented as of June 30, 2025. 2025 reflects amount of debt maturities for the remainder of the year.
(2)
Reflects weighted average interest rates of debt outstanding at the end of each year presented. For variable rate debt, the rate as of June 30, 2025, was used to determine the average interest rate for all future periods.

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2025 which have materially affected, or are reasonably likely to materially affect, the Parent Company’s internal controls over financial reporting.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2025 which have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended June 30, 2025.

In July 2025, the Operating Partnership issued 2,773,087 exchangeable operating partnership units to partially fund the acquisition of five operating properties. These units were issued pursuant to the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid in connection with the issuance.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended June 30, 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
April 1 through April 30, 2025	317	$72.42	—	$250,000
May 1 through May 31, 2025	—	$—	—	$250,000
June 1 through June 30, 2025	—	$—	—	$250,000
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-12298 (Regency Centers Corporation) and No. 000-24763 (Regency Centers, L.P.).

Ex #	Description

10.	Material Contracts
10.1

Second Amendment to Sixth Amended and Restated Credit Agreement, dated as of May 6, 2025, by and among Regency Centers, L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and certain lenders party thereto.

31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers Corporation.
	31.2	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers Corporation.
	31.3	Rule 13a-14 Certification of Chief Executive Officer for Regency Centers, L.P.
	31.4	Rule 13a-14 Certification of Chief Financial Officer for Regency Centers, L.P.

32.	Section 1350 Certifications
	32.1 *	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.
	32.2 *	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.
	32.3 *	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.
	32.4 *	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.

99.	Additional exhibits
	99.1	U. S. Federal Income Tax Considerations.

101.	Interactive Data Files
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbases document
104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2025	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

August 4, 2025	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)