Form 10-K
period 2025-12-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2026-02-13
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Regency Centers Corporation $12.8 billion Regency Centers, L.P. N/A

The number of shares outstanding of the Regency Centers Corporation’s common stock was 182,906,561 as of February 10, 2026.

Documents Incorporated by Reference

Portions of Regency Centers Corporation's proxy statement, prepared in connection with its upcoming 2026 Annual Meeting of Shareholders, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

EXPLANATORY NOTE

This Annual Report on Form 10-K (this "Report") combines the annual reports on Form 10-K for the year ended December 31, 2025, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The terms "the Company," "Regency Centers," "Regency," "we," "our," and "us" as used in this Report mean the Parent Company, the Operating Partnership and their controlled subsidiaries, collectively.

The Parent Company is a real estate investment trust ("REIT") and the general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management. The Operating Partnership's capital includes general and limited common partnership units ("Common Units"). As of December 31, 2025, the Parent Company owned approximately 97.9% of the Common Units in the Operating Partnership. The remaining Common Units, which are all limited Common Units, are owned by third party investors. In addition to the Common Units, the Operating Partnership has also issued two series of preferred units: the 6.250% Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units") and the 5.875% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"). The Parent Company currently owns all of the Series A Preferred Units and Series B Preferred Units. The Series A Preferred Units and Series B Preferred Units are sometimes referred to collectively as the "Preferred Units."

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

The Company believes it is important to understand the key differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of Common and Preferred Units of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. Except for $200 million of unsecured private placement debt, the Parent Company does not directly hold any indebtedness, but guarantees all of the unsecured debt of the Operating Partnership. The Operating Partnership is also the guarantor of the Parent Company's $200 million unsecured private placement debt referenced above. The Operating Partnership holds all the assets of the Company and ownership of the Company's subsidiaries and equity interests in its joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for Common Units or Preferred Units, the Operating Partnership generates all other capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of Common Units and Preferred Units.

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
The Company’s Stock,

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

Certain forward-looking and other statements in this Annual Report on Form 10-K, or other locations, such as on our corporate website, may also contain references to various corporate responsibility or environmental, social, and governance ("ESG") standards and frameworks, which are used or followed by certain of our investors. These standards and frameworks are often reliant on third-party information or methodologies that are subject to evolving expectations and practices, and our approach to and discussion of these matters may continue to evolve as well. For example, our disclosures may change due to changes in the expectations of our investors, the requirements of these standards and frameworks, availability of information, our business, and applicable governmental law or policies, or other factors, some of which may be beyond our control.

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

As of December 31, 2025, we had full or partial equity ownership interests in 481 properties, primarily anchored by market leading grocery stores, encompassing approximately 58.4 million square feet ("SF") of gross leasable area ("GLA"). Our Pro-rata share of this GLA is approximately 50.5 million SF, including our share of properties owned through unconsolidated real estate partnerships.

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
•
Maintain an industry leading, disciplined development and redevelopment platform to create exceptional retail centers that deliver favorable returns; and
•
Support our business activities with a conservative capital structure, including a strong balance sheet with sufficient liquidity to meet our capital needs together with a carefully constructed debt maturity profile.

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
•
Responsibly pursue investor and business-driven corporate responsibility practices; and
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

We regularly review our corporate responsibility strategies, goals, and objectives under these four pillars with our Board of Directors (or the "Board") and its committees, which oversee our programs. More information about our corporate responsibility strategy, goals, performance, and reporting, including our annual Corporate Responsibility Report, and our related policies and practices is available on our website at www.regencycenters.com. The content of our website and other information contained therein, including relating to corporate responsibility, is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

As of December 31, 2025, we had 507 employees, including 4 part-time employees. We presently maintain 27 market offices nationwide, including our corporate headquarters in Jacksonville, Florida. None of our employees are represented by a collective bargaining unit, and we believe our relationship with our employees is good.

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

Talent Attraction and Retention – Our core values place a strong importance on our people, which are our greatest asset and whom we believe make us an employer of choice. We understand the importance of attracting and retaining the best talent to sustain our history of success and build long-term value. We strive to offer some of the most competitive compensation and benefits in the industry in which we operate and are continually looking for new opportunities to ensure that we attract and retain our people.

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

Health, Safety, and Well-Being – The safety, health, and well-being of our people are a top priority for Regency. We strive to provide a benefit package that is comprehensive, competitive, and thoughtfully designed to attract and retain the best in the industry. We prioritize employee safety at our centers and offices, and require contractors working at our sites to engage in safe work practices.

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

We believe philanthropy and charitable giving are important elements of our commitment to the communities in which we operate. Throughout 2025, Regency supported its employees to serve and invest in community organizations through volunteer and financial support. Charitable contributions were made directly by the Company, as well as by the vast majority of our employees who donated their time and money to local non-profits directly serving their communities.

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

Environmental Stewardship – We believe that the resilience and sustainability of our assets and business is in the best interest of our investors, tenants, employees, and the communities in which we operate. We have identified specific strategic priorities and practices intended to further these goals and mitigate the risks to Regency’s assets and business: green building, energy efficiency, electric vehicle charging stations, renewable energy, greenhouse gas emissions ("GHG") reduction, water conservation, waste management, and mitigating the effect of climate change as it applies to our real estate portfolio. These strategic priorities support our achievement of key financial and business objectives, while at the same time positively impacting environmental concerns such as climate change, resource scarcity and pollution (including GHG emissions reduction).

Throughout 2025, we continued to collaborate closely with our tenants to mitigate their operational environmental impacts, for our mutual business and financial benefit. Our target aims to reduce our absolute Scope 1 and 2 GHG emissions by 28% by 2030, measured against a 2019 baseline year, and to achieve net-zero Scope 1 and 2 GHG emissions across all operations by 2050. In addition, the Company has established targets to enhance energy efficiency, manage water and waste responsibly and invest in renewable energy sources and electric vehicle charging stations. These targets reflect input from our investors and tenants. Regency’s progress towards these targets, together with our overall resilience and sustainability strategy, are further described in our Corporate Responsibility Report, which report is made available on our web site but is not incorporated into or deemed part of this documents by reference hereto. Based on our current estimates and asset base, we do not expect the pursuit of these targets to materially impact our operating results and financial condition in the near term.

As a long-term owner, operator, and developer of real estate, often in coastal and other environmentally sensitive areas, we acknowledge the potential for climate change to have a material impact on our properties and long-term success as a business. Regency wants to ensure that our properties can safely, sustainably, responsibly and profitably withstand the test of time. We continue to refine our understanding of our exposure to climate-related impacts by conducting ongoing property-level analysis as well as the risks that climate change may pose to our business.

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

REIT Laws and Regulations

We have elected to be taxed as a REIT under the federal income tax laws. As a REIT, we are generally not subject to federal income tax on taxable income that we distribute to our shareholders. Under the Internal Revenue Code (the "Code"), REITs are subject to numerous regulatory requirements, including the requirement to generally distribute at least 90% of taxable income each year, excluding any net capital gains. We will be subject to regular U.S. federal corporate income tax to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. In addition, we may be subject to certain state and local income and franchise taxes. If we fail to qualify as a REIT, distributions to stockholders will not be deductible by us, we will not be required to distribute any amounts to our stockholders, and all distributions to stockholders will be taxable as regular corporate dividends to the extent of our current and accumulated earnings and profits. We will also generally not qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost.

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

Information About Our Executive Officers

Our executive officers are appointed by our Board of Directors and each of our executive officers has been employed by us for more than five years. As of the date of this Report, our executive officers are:

Name	Age	Title	Executive Officer in Position Shown Since
Martin E. Stein, Jr.	73	Executive Chairman of the Board of Directors	2020 (1)
Lisa Palmer	58	President and Chief Executive Officer	2020 (2)
Michael J. Mas	50	Executive Vice President, Chief Financial Officer	2019 (3)
Alan T. Roth	50	East Region President & Chief Operating Officer	2023 (4)
Nicholas A. Wibbenmeyer	45	West Region President & Chief Investment Officer	2023(5)
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

The Pro-rata information is prepared on a basis consistent with the comparable consolidated amounts and is intended to more accurately reflect our proportionate economic interest in the assets, liabilities, and operating results of properties in our portfolio. We do not control the unconsolidated real estate investment partnerships, and the Pro-rata presentations of the assets and liabilities, and revenues and expenses do not represent our legal claim to such items. The partners are entitled to profit or loss allocations and distributions of cash flows according to the operating agreements, which generally provide for such allocations according to their invested capital. Our share of invested capital establishes the ownership interests we use to prepare our Pro-rata share.

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

•
Pro-rata Same Property NOI is a key non-GAAP financial measure commonly used by REITs to evaluate operating performance. It is calculated on a proportionate ownership basis for properties held during the comparable reporting periods, excluding revenue and expenses related to non-same properties during the applicable periods. Management believes this measure provides investors with a useful and consistent comparison of the Company’s operating performance and trends. Management uses Pro-rata Same Property NOI as a supplemental measure to assess property-level performance, excluding the effects of corporate-level expenses, financing costs, and non-operating activities. This measure allows investors to evaluate trends in revenue and expense growth for properties that have been consistently operated during the periods.

Other Defined Terms

The following terms, as defined, are commonly used by management and the investing public to understand, and evaluate our operational results, and are included in this document:

•
Anchor Space is space equal to or greater than 10,000 square feet in a Retail Operating Property.
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
•
Shop Space is space under 10,000 square feet in a Retail Operating Property.

Item 1A. Risk Factors

Our operations are subject to a number of risks and uncertainties including, but not limited to, those listed below. When considering an investment in our securities, carefully read and consider these risks, together with all other information in our other filings and submissions to the SEC, which provide additional information and detail. If any of the events described in the following risk factors actually occur, our business, financial condition and/or operating results, as well as the market price of our securities, could be materially adversely affected.

Risk Factors Related to the Current Economic and Geopolitical Environment.

Macroeconomic, political, and geopolitical conditions and governmental policies may adversely impact consumer confidence and spending and the businesses of our tenants and could, in turn, adversely impact our business.

Our business, and the businesses of our tenants, are significantly influenced by overall economic conditions and consumer spending in the United States. A variety of macroeconomic, political, and geopolitical factors, driven in some cases by governmental policy decisions, individually or in the aggregate, could adversely affect the operating environment for retailers and service providers, including increasing the potential for a recession. These factors include federal budgetary and spending policies, actions taken by the Board of Governors of the Federal Reserve System (the "U.S. Federal Reserve"), inflationary pressures, changes in interest rates, energy price changes, labor availability and shortages (including those influenced by governmental immigration policies), supply chain disruptions, tightening credit markets, decreases in consumer confidence and discretionary spending, increases in unemployment and broader uncertainty in the macroeconomic outlook and capital markets.

Geopolitical events and United States governmental policies relating thereto could also impact our business and the businesses of our tenants. These include, without limitation, changes in trade and tariff policies (as well as potential trade disputes and retaliatory actions by other countries), entry into and termination of treaties and trade agreements, and economic sanctions. In addition, geopolitical conflicts, including the war involving Russia and Ukraine, conflicts and instability in the Middle East and Venezuela, geopolitical conflicts in other regions, and economic or political tensions with trading partners including China (including any slowing of its economy), could adversely impact the businesses of our tenants and, hence, our business, It is unclear whether and when these geopolitical challenges and uncertainties will be mitigated or resolved, and what effect they may have on global political and economic conditions over the long term.

The individual or aggregate impact of any or all of these events, conditions and policy decisions may reduce consumer spending, increase our tenants’ operating costs, reduce demand for their products or services, impact their access to labor or credit, and impair their ability to meet their lease obligations. In turn, this could negatively affect the overall market for retail space, resulting in decreased demand for space in our centers, which could result in reduced leasing activity, downward pressure on rents that we are able to charge to new or renewing tenants and higher vacancy levels, such that future rent collection and recovery of operating expenses could be adversely impacted and uncollectible rent income could increase. Further, we may experience higher costs for tenant buildouts, as costs of materials and labor may increase and supply and availability of either or both may become more limited. All of this, individually or in the aggregate, could adversely impact our results of operations, cash flows, and the financial condition of the Company.

Changes in interest rates may adversely impact our cost to borrow, real estate valuation, stock price, and ability to raise capital through issuance of debt and equity.

The U.S. Federal Reserve has changed its benchmark federal funds rate at different times since 2021. Currently, the federal funds rate remains elevated as compared with the 2010-2020 period. The federal funds rate has historically been adjusted by the U.S. Federal Reserve to address its perception of economic conditions, including inflation and the jobs market.

Although the U.S. Federal Reserve has more recently reduced the federal funds rate, the future direction, magnitude, and pace of interest rate changes as always remain uncertain. Prolonged periods of elevated or volatile interest rates may adversely impact our cost of borrowing. While a significant amount of our outstanding debt has fixed interest rates, we also borrow funds at variable interest rates under the Line. As of December 31, 2025, less than 2.0% of our outstanding debt was variable rate debt not hedged to fixed rate debt. Increases in interest rates would increase our interest expense on any variable rate debt to the extent we have not hedged our exposure to changes in interest rates. In addition to our exposure to variable-rate debt, we have approximately $348.3 million and $752.1 million of consolidated fixed rate debt maturing in 2026 and 2027 that we expect to refinance, in whole or part, by accessing the public and/or private debt markets. If interest rates are elevated or volatile at the time these obligations are refinanced, the cost of issuing new debt could be materially higher than our maturing debt, which would increase our overall cost of capital and adversely affect our liquidity, results of operations, and cash flows.

Prolonged periods of high interest rates may also negatively impact the capitalization rates applied by investors when analyzing the valuation of our real estate asset portfolio. This could result in a decline in our stock price and market capitalization, which may adversely impact our ability to raise equity capital on acceptable terms through sales of our common shares, including through our At the Market ("ATM") program, which we have historically used from time to time to refinance debt, fund acquisition, development and redevelopment investments, and for general corporate purposes.

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

Although the vast majority of our lease income is derived from contractual rent payments, the ability of certain of our tenants to meet their lease obligations could be negatively impacted by the disruptions and uncertainties of a pandemic or other public health crises. Our tenants' ability to respond to these disruptions and uncertainties, including adjusting to governmental orders and changes in their customers' shopping habits and behaviors, may impact their ability to survive, and as it relates to the Company, their ability to comply with their lease obligations. Therefore, our future results of operations and overall financial performance could be uncertain should a pandemic or other public health crises occur.

Risk Factors Related to Operating Retail-Based Shopping Centers

Shifts in retail trends, sales, and delivery methods between brick and mortar stores, e-commerce, home delivery, and curbside pick-up, as well as autonomous delivery systems, may adversely impact our revenues, results of operations, and cash flows.

Retailers with brick and mortar stores face the risk of the impact of e-commerce and changes in customer buying habits, including shopping from home, the delivery or curbside pick-up of items ordered online, and various experimental retail experiences. Retailers are constantly considering these customer buying habits and other trends when making decisions regarding their brick and mortar stores and how they will compete and innovate in a rapidly changing retail environment. Many retailers in our shopping centers provide services or sell goods which have historically been less likely to be purchased online; however, the continuing change in customer buying habits, including e-commerce sales in all retail categories may cause retailers to adjust the size or number of their retail locations in the future or close stores. For example, our grocer tenants are incorporating e-commerce concepts through third-party delivery platforms, home delivery and curbside pick-up, which could reduce foot traffic at our centers. Autonomous delivery systems, drone deliveries, and robotic fulfillment centers could also reduce the need for strategically located retail space.

In addition, while our grocery tenants span a range of different formats, traditional grocers have seen, and may continue to see, loss of business to non-traditional grocers (such as Walmart, and Target), "discount grocers" (such as Aldi and Dollar General) and "specialty grocers" (such as Whole Foods, Trader Joe's and Fresh Market), which may also impact foot traffic at some of our centers. These alternative delivery methods, formats and shift in shopping preferences could be more likely to impact foot traffic at our centers in certain higher-income markets where consumers are willing to pay premiums for such services. Changes in customer buying habits and shopping trends may also impact the profitability and financial condition of retailers that do not adapt to changes in market conditions, and therefore may impact their ability to pay rent.

Any or all of these trends, technological changes and offering of different retail options and experiences may adversely impact our percent leased and rental rates, which would impact our results of operations and cash flows.

Changing economic and retail market conditions in geographic areas where our properties are concentrated may reduce our revenues and cash flow.

Economic conditions in markets where our properties are concentrated can greatly influence our financial performance. Our real estate properties located in California, Florida and the New York-Newark-Jersey City core-based statistical area accounted for 24.8% 19.7%, and 12.6% of our annualized base rent ("ABR"), respectively. Our revenues and cash flow may be adversely affected by this geographic concentration if market conditions, such as supply of or demand for retail space, deteriorate more significantly in these states compared to other geographic areas. Additionally, there is a risk that businesses and residents in major metropolitan cities may relocate to different states or suburban markets.

Our success depends on the continued presence and success of our "anchor" tenants.

"Anchor Tenants" (tenants occupying Anchor Spaces) operate large stores in our shopping centers, pay a significant portion of the total rent at a property and contribute to the attraction and success of other tenants by drawing shoppers to the property. Our net income and cash flow may be adversely affected by the loss of revenues and incurrence of additional costs in the event a significant Anchor Tenant:

•
becomes bankrupt or insolvent;
•
experiences a downturn in its business or profitability;
•
shifts its capital allocation away from brick and mortar formats;
•
materially defaults on its leases;
•
does not renew its leases as they expire;
•
renews at lower rental rates and/or requires a tenant improvement allowance; or
•
renews but reduces its store size, which results in down-time and additional tenant improvement costs to the landlord to re-lease the vacated space.

Due to their desirability as tenants, sought-after Anchor Tenants often exercise considerable leverage in lease negotiations and may obtain favorable provisions relative to other tenants. For example, some Anchor Tenants have the right to vacate their space and may prevent us from re-tenanting by continuing to comply and pay rent in accordance with their lease agreement. Vacated Anchor Space, including space that may be owned by the Anchor Tenant (as discussed below), can reduce rental revenues generated by the shopping center in other spaces because of the loss of the departed anchor's customer drawing power. In addition, if a significant tenant vacates a property, so-called "co-tenancy clauses" in select leases may allow other tenants to modify or terminate their rent payment or other lease obligations. Co-tenancy clauses have several variants: they may allow a tenant to postpone a store opening if certain other tenants fail to open their stores; they may allow a tenant to close its store prior to lease expiration if another tenant closes its store prior to lease expiration; or more commonly, they may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same shopping center.

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

At December 31, 2025, tenants with fewer than three locations ("Local Tenants") represent approximately 21% of annualized base rent. Local Tenants vary from retail shops and restaurants to service providers. These Local Tenants may be more vulnerable to unfavorable economic conditions and changing customer buying habits and retail trends than larger tenants, and may have more limited resources and access to capital than national or regional tenants. As such, in the event of a downturn in economic conditions, governmental policy changes or adversely changing retail habits and trends, they may suffer disproportionately greater impacts and be at greater risk of lease default than other tenants.

We may be unable to collect balances due from tenants in bankruptcy.

Although lease income is supported by long-term lease contracts, tenants who file for bankruptcy have the legal right to reject any or all of their leases and close related stores. In addition, any unsecured claim we hold against a bankrupt tenant for unpaid rent may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold (and at times in the past that has been the case). Additionally, we have incurred, and in the future may incur, significant expense to recover our claim and to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases, we have in the past experienced, and may experience in the future, a significant reduction in our revenues and may not be able to collect all pre-petition amounts owed by the bankrupt tenant.

Many of our costs and expenses associated with operating our properties may remain constant or increase, even if our lease income decreases.

Certain costs and expenses associated with operating our properties, such as real estate taxes, insurance, utilities and common area expenses, generally do not decrease in the event of reduced occupancy or rental rates, non-payment of rents by tenants, general economic downturns, pandemics or other similar circumstances. For example, in recent years we have seen material increases in the cost of insurance for our properties. As such, we may not be able to lower the operating expenses of our properties sufficiently to fully offset such adverse circumstances and may not be able to fully recoup these costs from our tenants. In such cases, our cash flows, operating results and financial performance may be adversely impacted.

Compliance with the Americans with Disabilities Act and other building, fire, and safety regulations may have an adverse effect on us.

All of our properties are required to comply with the Americans with Disabilities Act (the "ADA"), which generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements has in the past, and may in the future require removal of access barriers, and noncompliance may result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease space in our properties are obligated by law to comply with the ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs may be adversely affected. In addition, we are required to operate the properties in compliance with fire and safety regulations and building codes as they may be adopted by governmental entities and become applicable to the properties. Costs to be in compliance with the ADA or any other building, fire, and safety regulations could have a material negative impact on our results of operations.

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

In addition, a significant number of our properties are located in areas that are susceptible to earthquakes, tropical storms, hurricanes, floods, tornadoes, wildfires, droughts, extreme temperatures, sea-level rise, and other natural disasters and severe weather events that could be exacerbated by climate change. At December 31, 2025, 20.2% of the GLA of our portfolio is located in the state of California, including a number of properties in the San Francisco Bay and Los Angeles areas. Additionally, 21.5% and 7.8% of the GLA of our portfolio is located in the states of Florida and Texas, respectively. Insurance premiums and other related costs for properties in these areas have increased significantly in recent years, and more frequent and intense weather conditions and natural disasters may cause property insurance premiums and other related costs to further increase significantly in the future. We recognize that the frequency and/or intensity of extreme weather events and other natural disasters may continue to increase, and as a result, our exposure to these events may increase, especially in these particularly susceptible locations. Severe weather conditions and other natural disasters may disrupt our business and the business of our tenants, which may affect the ability of some tenants to pay rent and may reduce the ability or willingness of tenants and residents to remain in or move to these affected areas.

In addition to the potential physical, operational and financial impacts to our business, we also cannot reliably predict how the federal government and the state and local governments in the areas in which we operate will respond to the risks associated with climate change. Certain states in which we own and operate shopping centers, such as the State of California, have passed legislation that requires reporting on climate related financial-risk and greenhouse gas ("GHG") emissions, or may require, for example, overall reductions by the state of GHG emissions (which may, in turn, result in future legal obligations on business operators like us). In addition, anti-climate change advocates, as well as certain state attorneys general, have also commenced investigations and brought legal challenges relating to corporate climate initiatives and commitments. Also, through one or more executive orders issued by the president and policy implementation by executive branch agencies, the federal government has implemented policy changes intended to de-emphasize climate change and initiatives relating to its mitigation. Additional state and federal laws, rules and legal challenges with respect to climate change may be enacted or brought in the future, and the extent and scope of their requirements and impact on companies like Regency are unknown. While many of our investments relating to GHG emission reduction, energy efficient lighting, building systems upgrades, clean energy installations, water usage reduction and other similar initiatives provide favorable returns and contribute to the resilience of our assets and sustainability of our business, compliance with numerous, potentially fragmented current and future laws and regulations related to perceived risks of climate change has required us to make additional investments and incur additional costs, as well as to implement new or additional processes and controls to facilitate better disclosure and meet compliance and disclosure obligations, and we expect this to continue into the future.

In sum, taking these risks and potential impacts together, climate change may materially and adversely impact our business by increasing the cost to operate our properties, for example, with respect to infrastructure and facilities construction and maintenance, energy, insurance (and, potentially, the incurrence of uninsured losses), taxes, consultants and advisors, and other unforeseen fees, costs and expenses. We may also face disruptions to our business and the businesses of our tenants, which may result in higher costs or even some tenants being unable to conduct business in certain locations. In addition, we face the risk of the impacts of current, proposed and future legislative, regulatory and other governmental policy-related requirements in response to the perceived risks of climate change, as well as the expectations of investors, lenders and other stakeholders as to disclosures and responses relating to climate-related matters. At this time, there can be no assurance that we can anticipate all potential material impacts of climate change, or that climate change and our responses to it will not have a material and adverse effect on the value of our properties and our operational and financial performance in the future.

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

Risk Factors Related to Corporate Matters

An increased and differing focus on metrics and reporting related to environmental, social and governance ("ESG") factors by investors, lenders and other stakeholders may impose additional costs and expose us to new risks.

Many investors, lenders and other stakeholders are focused on understanding how companies report on and address a variety of ESG factors, including institutional investors who hold a significant amount of the equity and debt of the Company. As they evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems and frameworks that have been developed by third parties (such as TCFD and GRESB) to allow ESG comparisons between companies. Although we participate in some of these ratings systems, we do not participate in all such systems, and may not score as well in all of the available ratings systems as other REITs and real estate operators. Further, the criteria used in these ratings systems may conflict with each other and change frequently, and we cannot guarantee that we will be able to score well in the future. We supplement our participation in ratings systems by disclosing on our website information about our initiatives and activities, but some investors may desire additional disclosures that we do not provide. Failure to participate in certain of the third-party ratings systems, failure to score well in those ratings systems or failure to provide certain ESG disclosures or engage in certain ESG-related initiatives and actions could adversely impact us when investors compare us against similar companies in our industry, and could cause certain investors to be unwilling to invest in our stock, which could adversely impact our stock price and our ability to raise capital.

ESG disclosures may reflect aspirational goals, targets, and other expectations and assumptions, which are necessarily uncertain and may not be realized. Failure to realize (or timely achieve progress on) aspirational goals and targets could adversely affect the views of our investors, third-party ESG ratings organizations and other stakeholders, thereby potentially adversely impacting our reputation, our business and stock price (to the extent that demand for our stock declines). We may also face scrutiny by anti-ESG stakeholders for having such goals or targets, or for our participation in ESG rating or other systems. Moreover, we expect investor, lender and other stakeholder pressure to comply with these voluntary disclosure frameworks to continue, irrespective of climate-related policy decisions by the federal government. Failure to comply with government climate and other ESG-related regulations could also subject us to significant fines and penalties, including risk of litigation, as well as negative perception by stakeholders. In addition, both advocates and opponents of certain ESG matters may resort to a range of activism forms, including media campaigns, shareholder proposals, and litigation, to advance their objectives. To the extent we are subject to such activism, it may adversely impact our business.

An uninsured loss or a loss that exceeds the insurance coverage on our properties may subject us to loss of capital and revenue on those properties.

We carry liability, fire, flood, terrorism, business interruption, and environmental insurance for our properties. Some types of losses, such as losses from named windstorms, hurricanes, earthquakes, flooding, terrorism, or wars may have more limited coverage, or in some cases, can be excluded from insurance coverage. In addition, it is possible that the availability of insurance coverage in certain geographic areas may decrease in the future or become unavailable to us, and the cost to procure such insurance may increase due to lack of market availability or other factors beyond our control. As a result, we may reduce the insurance we procure or we may elect or be compelled to self-insure or otherwise assume some or all of this risk through deductibles, retentions and other risk-sharing structures. Should a loss occur at any of our properties that is in excess of the insurance limits of our policies, we may lose part or all of our invested capital and revenues from the impacted property or properties, which may have a material adverse impact on our operating results, financial condition, and our ability to make distributions to stock and unit holders.

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

If partnerships owning a significant number of properties were dissolved for any reason, we could lose the asset, property management, leasing and construction management fees from these partnerships as well as the operating income of the properties, which may adversely affect our operating results and our cash available for distribution to stock and unit holders. Certain of our partnership operating agreements provide either member the ability to elect buy/sell clauses. The election of these provisions could require us to invest additional capital to acquire the partners’ interest or to sell our share of the property thereby losing the operating income and cash flow.

Risk Factors Related to Funding Strategies and Capital Structure

Our ability to sell properties and fund acquisitions and developments may be adversely impacted by higher market capitalization rates and lower NOI at our properties, which may adversely affect results of operations and financial condition.

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

To qualify as a REIT, the Parent Company must, among other things, distribute to its stockholders each year at least 90% of its REIT taxable income (excluding any net capital gains). Because of these distribution requirements, we may not be able to fund all future capital needs with income from operations. In such instances, we would rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of equity capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Our access to debt depends on our credit rating, the willingness of creditors to lend to us and conditions in the capital markets. In addition to finding lenders willing to lend to us, we are dependent upon our joint venture partners to contribute their pro rata share of any amount needed to repay or refinance existing debt when lenders reduce the amount of debt our partnerships and joint ventures are eligible to refinance.

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

Like all companies, we face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems and confidential information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, and through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), "deep fakes" generated through the use of Artificial Intelligence ("AI") tools, malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) information technology systems, products or services. We have experienced cyberattacks and cybersecurity incidents in the past (although none had material adverse impacts on our business or results of operations) and expect to face similar ongoing threats in the future. To the extent we or a third party were to experience a material breach of our information technology systems that results in the unauthorized access, theft, use, manipulation, destruction or other compromises of our confidential information stored in such systems, including through cyber-attacks such as ransomware, denial of service or other methods, such a breach may cause us to lose tenants and employees, result in adverse financial impact, incur third party claims and cause disruption to our business and plans. Despite planning, preparation, and preventative and risk-management measures, our business may be significantly disrupted if unable to quickly recover. Remote and hybrid working arrangements at our company (and at many third-party providers) may also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of AI in our or any service providers’ operations, products or services may pose new or unknown cybersecurity risks and challenges. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls and procedures, will be fully implemented, complied with or effective in protecting our systems and information. Such security breaches also could subject us to litigation and governmental investigations and proceedings into potential violations of applicable privacy or other laws. Any of these events could result in our exposure to material civil or criminal liability, and we may not be able to fully recover these expenses from our service providers, responsible parties, or insurance carriers, or that applicable insurance will be available to us in the future on economically reasonable terms or at all. We can provide no assurance that the ongoing significant investments in technology and training we make relating to cybersecurity will avoid or prevent such breaches or attacks.

Cyberattacks are expected to increase on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including AI—that trick humans into taking unwarranted actions, circumvent security controls, evade detection and remove forensic evidence. Despite the implementation of training of our employees and security measures for our disaster recovery and business continuity plans, our information systems may be vulnerable to damage or other adverse impact from multiple sources other than cybersecurity risks, including computer viruses, energy blackouts, natural disasters, terrorism, war, and telecommunication failure. Any system failure or accident that causes disruption or interruptions to our information systems could result in a material disruption to our operations and business, and cause us to incur material costs to remedy such damages or adverse impacts.

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

The use of technology based on AI presents risks relating to confidentiality, creation of inaccurate and flawed outputs and emerging regulatory risk, any or all of which may adversely affect our business and results of operations.

As with many technological innovations, AI presents great promise but also risks and challenges that could adversely affect our business. Sensitive, proprietary, or confidential information of the Company, our tenants, employees and business partners could be leaked, disclosed, or revealed as a result of or in connection with the use of AI technologies by our employees, tenants or vendors. For example, any such information input into a third-party AI or machine learning platform could be revealed to others, including if information is used to train the third party's AI or machine learning models. Additionally, where an AI or machine learning model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Moreover, AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, which may nonetheless appear correct. Based on these and other factors, these models could lead us to make flawed decisions that could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability.

Despite the above risks and challenges associated with the use of AI, in the retail industry AI is increasingly being adopted for personalized marketing, inventory management, customer service, pricing optimization, and supply chain management. The costs of implementing new technologies, including AI-driven property management tools, smart building systems, and data analytics platforms, may be substantial.The effectiveness of these tools are being evaluated in an ongoing mannter.

Advanced analytics and AI may enable retailers to optimize their store footprints, potentially leading to reduced space requirements and location closures. Moreover, generative AI and virtual shopping experiences may further shift consumer behavior away from physical stores. AI-powered tools may enable more efficient e-commerce operations, potentially impacting some of the competitive advantages of physical retail locations. Because the use and regulation of AI technologies continue to evolve, additional risks may emerge over time.

In addition, uncertainty in the legal and regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which cannot be determined at this time. Several jurisdictions have already proposed or enacted laws governing AI and may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties for AI use that does not meet certain standards, and require us to change our business practices. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

In sum, any of the above risks associated with the use of AI could adversely affect our business, financial condition, and results of operations.

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

Subject to limited exceptions, dividends paid by REITs (other than distributions designated as capital gain dividends, qualified dividends or returns of capital) are not eligible for reduced rates for qualified dividends paid by "C" corporations and are taxable at ordinary income tax rates. However, domestic shareholders that are individuals, trusts, and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which may adversely affect the value of the shares of REITs, including the per share trading price of the Parent Company's capital stock.

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

In the future, a stockholder's percentage ownership in the Company may be diluted because of equity issuances for acquisitions, capital market transactions or other corporate purposes, including equity awards we will grant to our directors, officers and employees. In the past we have issued equity in the secondary market (including in connection with our At the Market ("ATM") program) and may do so again in the future, depending on the price of our stock and other factors.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, security, and availability of our critical systems and information.

We employ a tiered structure of management and oversight for cybersecurity, characterized by distinct layers of responsibility and decision making, which includes operational staff, management, and senior management and board-level governance. As discussed in more detail below under "Cybersecurity Governance," this involves management responsibility through a specialized Cyber Risk Committee (the "CRC") and oversight of that committee by a group of the most senior leaders of the Company, which comprise the Company’s Executive Committee. At the Company’s Board of Directors (the "Board") level, the Audit Committee oversees our cybersecurity risk management program.

Our strategy for managing cybersecurity risk is integrated into the Company’s overall risk management program and structure, as depicted in the Corporate Governance section of our Proxy under "Risk Oversight."

The Company, through its Chief Information Security Officer ("CISO"), other Company employees experienced in information network security, and the use of third-party expertise references recognized cybersecurity frameworks, such as the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. While our objective is to generally align our cybersecurity program with NIST standards, this does not imply that we meet NIST or any other particular technical standard, specifications, or requirements; rather, these frameworks are used to benchmark and help tailor the Company’s cybersecurity strategies and program to our risk mitigation and operational needs and goals.

Our core cybersecurity strategy focuses on five key pillars: identification, protection, detection, response, and recovery, each tailored to meet the challenges and needs of our business. The primary goal of this strategy is to proactively safeguard the confidentiality, security, and availability of our critical systems and information. This proactive approach includes measures designed to identify, prevent, and mitigate cybersecurity threats and to enable a timely response to cybersecurity incidents to minimize their impact. Under the leadership of our CISO and CRC, we regularly evaluate and enhance our cybersecurity practices to facilitate adaptation to the constantly evolving landscape of cybersecurity threats.

Key elements of our cybersecurity risk management program include, but are not limited to, the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
oversight of cybersecurity risks and controls by our CRC, including oversight of the management of cybersecurity incidents by designated incident response personnel, in coordination with IT security and other functions, as appropriate;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes, as discussed further below;

•
cybersecurity awareness training of our employees, including incident response personnel and senior management;
•
a response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.

We have adopted a risk-based strategy to assess and manage cybersecurity risks associated with third parties. We prioritize our cybersecurity efforts relating to third parties based on the likelihood and potential impact of cybersecurity threats. This includes reviewing the security protocols of key vendors, service providers, and external users of our systems.

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

Cybersecurity Governance

The Audit Committee of the Board is charged with overseeing our cybersecurity risk management program. Both the CRC Chair and the CISO, serving in distinct roles, provide the Audit Committee with regular updates. These updates cover the overall status of the Company’s cybersecurity program, as well as developments and potential new risks and trends. In the event of a significant cybersecurity threat or incident, the CRC would escalate communication frequency and intensity with the Audit Committee, Board, and the Company’s Executive Committee (discussed below).

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. Board members also receive presentations periodically on cybersecurity topics from internal security staff and external experts as part of the Board’s continuing education.

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

CRC membership, which is subject to change from time to time, includes management leadership possessing a diverse range of education, experience and expertise, and currently includes the Company’s CISO, chief accounting officer, head of internal audit, general counsel and chief compliance officer, head of litigation, head of human resources, head of IT operations and the manager of network security. The collective experience of this committee encompasses areas such as IT, network security, change and incident management, public company governance, accounting, financial controls, insurance, risk management, third-party vendor oversight and systems integration, communications, human capital, and legal matters including securities, privacy and technology contracting.

Our CRC takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means. These include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public and private sources, including external consultants engaged by us; and alerts and reports generated by security tools deployed in our IT environment.

Item 2. Properties

The following table is a list of our shopping centers, summarized by state and in order of largest holdings by number of properties, presented for consolidated properties (excludes properties owned by unconsolidated real estate partnerships):

	December 31, 2025				December 31, 2024
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
Florida	86	10,630	23.0%	96.2%	86	10,558	24.2%	96.5%
California	62	9,304	20.2%	94.9%	55	8,355	19.0%	96.0%
Connecticut	41	3,876	8.4%	95.8%	43	3,924	8.9%	94.1%
Texas	28	3,679	8.0%	95.7%	27	3,518	8.0%	96.9%
New York	41	3,468	7.5%	94.5%	42	3,339	7.6%	93.3%
Georgia	22	2,152	4.7%	96.7%	22	2,125	4.8%	97.3%
New Jersey	17	1,621	3.5%	96.0%	17	1,585	3.6%	97.0%
Colorado	14	1,259	2.7%	96.1%	13	1,097	2.5%	97.9%
North Carolina	10	1,226	2.7%	97.7%	10	1,226	2.8%	98.5%
Ohio	8	1,213	2.6%	98.9%	8	1,224	2.8%	98.7%
Illinois	6	1,090	2.4%	98.2%	6	1,085	2.5%	94.8%
Virginia	7	1,040	2.3%	97.4%	6	943	2.1%	98.3%
Washington	10	961	2.1%	98.0%	10	962	2.2%	96.3%
Massachusetts	8	905	2.0%	97.1%	8	898	2.0%	97.4%
Oregon	7	747	1.6%	95.8%	7	741	1.7%	95.3%
Tennessee	4	638	1.4%	98.7%	3	314	0.7%	100.0%
Pennsylvania	5	591	1.3%	97.3%	4	447	1.0%	97.3%
Indiana	3	428	0.9%	96.5%	1	289	0.7%	100.0%
Missouri	4	408	0.9%	99.3%	4	408	0.9%	98.9%
Maryland	3	313	0.7%	89.9%	2	289	0.7%	89.9%
Minnesota	2	246	0.5%	84.4%	2	246	0.6%	84.4%
Delaware	1	233	0.5%	93.3%	1	229	0.5%	97.1%
South Carolina	1	51	0.1%	100.0%	1	51	0.1%	100.0%
District of Columbia	1	23	0.0%	100.0%	1	23	0.1%	100.0%
Total	391	46,102	100.0%	96.0%	379	43,876	100.0%	96.2%

The weighted average annual effective rent for the consolidated portfolio of properties, net of tenant concessions, is $26.55 and $25.56 per square foot ("PSF") as of December 31, 2025 and 2024, respectively.

The following table is a list of our shopping centers, summarized by state and in order of largest holdings by number of properties, presented for unconsolidated properties (properties owned by our unconsolidated real estate partnerships):

	December 31, 2025				December 31, 2024
Location	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased	Number of Properties	GLA (in thousands)	Percent of Total GLA	Percent Leased
California	16	2,293	18.6%	97.0%	17	2,319	17.4%	98.4%
Virginia	11	1,701	13.9%	96.4%	14	1,982	14.8%	94.1%
North Carolina	7	1,245	10.1%	97.8%	7	1,240	9.2%	98.3%
Washington	7	881	7.2%	92.1%	7	874	6.5%	95.6%
Maryland	8	826	6.7%	97.4%	9	848	6.3%	96.1%
Texas	5	808	6.6%	98.2%	6	959	7.1%	95.4%
Colorado	5	783	6.4%	94.0%	6	858	6.4%	96.9%
Illinois	5	781	6.4%	99.5%	5	777	5.8%	99.7%
Florida	6	669	5.5%	99.2%	6	669	5.0%	98.4%
New York	5	644	5.2%	94.5%	5	786	5.8%	96.6%
Minnesota	3	422	3.4%	99.4%	3	422	3.1%	99.2%
Pennsylvania	3	391	3.2%	96.5%	6	664	4.9%	97.3%
New Jersey	3	223	1.8%	96.0%	4	300	2.2%	91.1%
Connecticut	1	195	1.6%	100.0%	1	189	1.4%	98.1%
Rhode Island	1	159	1.3%	100.0%	1	159	1.2%	97.0%
Oregon	1	93	0.8%	93.8%	1	93	0.7%	97.5%
South Carolina	1	80	0.7%	100.0%	1	80	0.6%	100.0%
Delaware	1	64	0.5%	94.6%	1	64	0.5%	94.6%
District of Columbia	1	17	0.1%	100.0%	1	17	0.1%	100.0%
Indiana	—	—	0.0%	0.0%	2	139	1.0%	91.6%
Total	90	12,275	100.0%	96.8%	103	13,439	100.0%	96.8%

The weighted average annual effective rent for the unconsolidated portfolio of properties, net of tenant concessions, is $25.87 and $24.51 PSF as of December 31, 2025 and 2024, respectively.

The following table summarizes our top tenants occupying our shopping centers for consolidated properties plus our share of unconsolidated properties, as of December 31, 2025, based upon a percentage of total annualized base rent (GLA and dollars in thousands):

Tenant	GLA	Percent of Company Owned GLA	Annualized Base Rent	Percent of Annualized Base Rent	Number of Leased Stores
Publix	2,940	5.8%	$36,191	2.9%	67
TJX Companies, Inc.	1,840	3.6%	33,760	2.7%	76
Albertsons Companies, Inc.	2,053	4.1%	33,619	2.7%	52
Amazon/Whole Foods	1,312	2.6%	31,808	2.5%	39
Kroger Co.	2,978	5.9%	31,292	2.5%	51
Ahold Delhaize	924	1.8%	23,189	1.8%	20
CVS	808	1.6%	21,942	1.7%	66
JPMorgan Chase Bank	225	0.4%	12,548	1.0%	63
Trader Joe's	346	0.7%	12,156	1.0%	32
L.A. Fitness Sports Club	516	1.0%	11,311	0.9%	14
Nordstrom	402	0.8%	11,134	0.9%	12
Starbucks	160	0.3%	10,424	0.8%	99
H.E. Butt Grocery Company	706	1.4%	10,125	0.8%	8
Ross Dress For Less	587	1.2%	9,692	0.8%	25
Target	919	1.8%	9,387	0.7%	8
Bank of America	163	0.3%	9,088	0.7%	41
Gap, Inc	259	0.5%	8,805	0.7%	20
Wells Fargo Bank	152	0.3%	8,711	0.7%	49
JAB Holding Company	168	0.3%	7,282	0.6%	59
Walgreens Boots Alliance	255	0.5%	6,796	0.5%	22
Petco Health and Wellness Company	275	0.5%	6,762	0.5%	26
Ulta	224	0.4%	6,680	0.5%	25
Xponential Fitness	163	0.3%	6,650	0.5%	97
Kohl's	526	1.0%	6,389	0.5%	7
Five Below	209	0.4%	5,977	0.5%	27
Top Tenants	19,110	37.5%	$371,718	29.4%	1,005

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

The following table summarizes Pro-rata lease expirations (per their terms) for the next ten years and thereafter, for our consolidated and unconsolidated properties, assuming no tenants renew their leases (GLA and dollars of In Place Annual Base Rent Expiring Under Leases in thousands):

Lease Expiration Year	Number of Tenants with Expiring Leases	Pro-rata Expiring GLA	Percent of Total Company GLA	In Place Annual Base Rent Expiring Under Leases	Percent of In Place Annual Base Rent	Pro-rata Expiring Average Annual Base Rent PSF
(1)	109	223	0.5%	$6,333	0.5%	$28.42
2026	1,021	2,990	6.3%	85,068	6.9%	28.45
2027	1,437	6,239	13.1%	159,240	12.9%	25.52
2028	1,367	5,989	12.6%	163,974	13.3%	27.38
2029	1,269	6,743	14.2%	161,851	13.1%	24.00
2030	1,233	5,956	12.5%	160,295	13.0%	26.91
2031	765	4,338	9.1%	106,611	8.7%	24.58
2032	503	2,178	4.6%	65,033	5.3%	29.87
2033	494	2,193	4.6%	66,046	5.4%	30.11
2034	417	1,870	3.9%	55,125	4.5%	29.48
2035	544	2,444	5.1%	67,241	5.5%	27.52
Thereafter	443	6,349	13.5%	134,293	10.9%	21.15
Total	9,602	47,512	100.0%	$1,231,110	100.0%	$25.91
(1)
Leases currently under month-to-month rent or in process of renewal.

During 2026, we have a total of 1,021 leases expiring by their terms, representing 3.0 million square feet of GLA. These expiring leases have an average base rent of $28.45 PSF. The average base rent of new leases signed during 2025 was $36.02 PSF. During periods of macroeconomic uncertainty or weakness, when the percent of our space leased is relatively low, and/or when supply of retail space for lease generally exceeds demand, tenants have more bargaining power, which may result in rental rate declines on new or renewal leases. In periods of macroeconomic strength, when the percent of space leased is relatively high, and/or when supply/demand metrics for retail space favor landlords, we have more bargaining power, which generally results in rental rate growth on new and renewal leases.

Demand for retail space in high quality, community centers located in trade areas with compelling demographics remained strong in 2025 and into early 2026, especially among business operators with a history of success and growing innovative business concepts. However, inflationary challenges and the potential for macroeconomic uncertainty or weakness could result in pressure on base rent growth for new and renewal leases as businesses seek to manage these challenges and uncertainties.

The following table lists information about our consolidated and unconsolidated properties. For further information, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Amerige Heights Town Center	Los Angeles-Long Beach-Anaheim	CA		2000	2000	$—	97	100.0%	$34.00	Albertsons, (Target)
Bloom on Third	Los Angeles-Long Beach-Anaheim	CA	35%	2018	1992/ in process	150,092	73	100.0%	60.81	Whole Foods, CVS, Citibank, Dick's
Brea Marketplace	Los Angeles-Long Beach-Anaheim	CA	40%	2005	1987	—	352	97.6%	21.31	24 Hour Fitness, Big 5 Sporting Goods, Childtime Childcare, Old Navy, Sprout's, Target, Smart Parke
Bridgepark Plaza	Los Angeles-Long Beach-Anaheim	CA		2025	2021	17,383	102	98.7%	45.58	Albertsons
Circle Center West	Los Angeles-Long Beach-Anaheim	CA		2017	1989	—	63	100.0%	41.16	Marshalls
Circle Marina Shops & Mrktplc. (fka Circle Marina Center)	Los Angeles-Long Beach-Anaheim	CA		2019	1994	—	117	89.1%	39.66	Sprouts, Big 5 Sporting Goods, Centinela Feed & Pet Supplies
Culver Center	Los Angeles-Long Beach-Anaheim	CA		2017	2000	—	217	89.9%	35.02	Ralphs, Best Buy, LA Fitness, Sit N' Sleep
Culver Commons (7)	Los Angeles-Long Beach-Anaheim	CA		2025	2025	—	13	65.5%	89.35	0
El Camino Shopping Center	Los Angeles-Long Beach-Anaheim	CA		1999	2017	—	136	100.0%	45.24	Bristol Farms, CVS
Granada Village	Los Angeles-Long Beach-Anaheim	CA	40%	2005	2012	49,194	226	92.9%	29.85	Sprout's Markets, PETCO, Homegoods, Burlington, TJ Maxx
Hasley Canyon Village	Los Angeles-Long Beach-Anaheim	CA		2003	2003	16,000	70	93.0%	27.98	Ralphs
Heritage Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	2012	—	230	100.0%	47.72	Ralphs, CVS, Daiso, Mitsuwa Marketplace, Big 5 Sporting Goods
Mercantile East	Los Angeles-Long Beach-Anaheim	CA		2025	2023	33,000	239	100.0%	33.28	Trader Joe's, EOS Fitness, Lucky Strike
Mercantile West	Los Angeles-Long Beach-Anaheim	CA		2025	2025	40,600	150	100.0%	38.04	Stater Brothers
Morningside Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1996	—	91	98.8%	26.92	Stater Bros.
Newland Center	Los Angeles-Long Beach-Anaheim	CA		1999	2016	—	152	100.0%	34.32	Albertsons
Nohl Plaza (6)	Los Angeles-Long Beach-Anaheim	CA		2023	1966	—	104	97.2%	19.44	Vons
Plaza Hermosa	Los Angeles-Long Beach-Anaheim	CA		1999	2013	—	95	100.0%	32.75	Von's, CVS
Ralphs Circle Center	Los Angeles-Long Beach-Anaheim	CA		2017	1983	—	60	98.5%	33.58	Ralphs
Rona Plaza	Los Angeles-Long Beach-Anaheim	CA		1999	1989	—	52	100.0%	23.12	Superior Super Warehouse
Seal Beach	Los Angeles-Long Beach-Anaheim	CA	20%	2002	1966	—	102	97.0%	29.62	Pavilions, CVS
Sendero Marketplace	Los Angeles-Long Beach-Anaheim	CA		2025	2016	44,538	82	100.0%	49.81	Gelson's
Talega Village Center	Los Angeles-Long Beach-Anaheim	CA		2017	2007	—	102	95.5%	23.72	Ralphs
Terrace Shops	Los Angeles-Long Beach-Anaheim	CA		2025	2005	14,007	41	100.0%	43.40
Tustin Legacy	Los Angeles-Long Beach-Anaheim	CA		2016	2017	—	112	100.0%	37.14	Stater Bros, CVS
Twin Oaks Shopping Center	Los Angeles-Long Beach-Anaheim	CA	40%	2005	2019	19,000	98	100.0%	26.18	Ralphs, Ace Hardware
Valencia Crossroads	Los Angeles-Long Beach-Anaheim	CA		2002	2003	—	180	98.6%	30.52	Whole Foods, Kohl's
Village at La Floresta	Los Angeles-Long Beach-Anaheim	CA		2014	2014	—	87	93.2%	39.00	Whole Foods
Von's Circle Center	Los Angeles-Long Beach-Anaheim	CA		2017	1972	2,633	151	95.4%	29.14	Von's, Ross Dress for Less, Planet Fitness
Woodman Van Nuys	Los Angeles-Long Beach-Anaheim	CA		1999	1992	—	108	98.6%	18.09	El Super
Silverado Plaza	Napa	CA	40%	2005	1974	15,477	85	95.7%	28.12	Nob Hill, CVS
Gelson's Westlake Market Plaza	Oxnard-Thousand Oaks-Ventura	CA		2002	2016	—	85	94.7%	33.20	Gelson's Markets, John of Italy Salon & Spa
Oakbrook Plaza	Oxnard-Thousand Oaks-Ventura	CA		1999	2017	—	83	91.3%	22.21	Gelson's Markets, (CVS), (Ace Hardware)
Westlake Village Plaza and Center	Oxnard-Thousand Oaks-Ventura	CA		1999	2015	—	201	98.0%	45.47	Von's, Sprouts, (CVS)
French Valley Village Center	Rvrside-San Bernardino-Ontario	CA		2004	2004	—	114	100.0%	29.27	Stater Bros, CVS
Oak Valley Village (7)	Rvrside-San Bernardino-Ontario	CA	75%	2025	2025	—	230	74.3%	8.90	Sprouts, Target
Oakshade Town Center	Sacramento-Roseville-Folsom	CA		2011	1998	2,369	104	98.3%	20.85	Safeway, Sierra, Planet Fitness
Prairie City Crossing	Sacramento-Roseville-Folsom	CA		1999	1999	—	90	100.0%	23.63	Safeway
Raley's Supermarket	Sacramento-Roseville-Folsom	CA	20%	2007	1964	—	63	100.0%	15.68	Raley's
The Marketplace	Sacramento-Roseville-Folsom	CA		2017	1990	—	111	100.0%	28.09	Safeway, CVS, Petco
4S Commons Town Center	San Diego-Chula Vista-Carlsbad	CA	93%	2004	2004	—	265	100.0%	34.97	Restoration Hardware Outlet, Ace Hardware, Cost Plus World Market, CVS, Jimbo's…Naturally!, Ralphs, ULTA

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Balboa Mesa Shopping Center	San Diego-Chula Vista-Carlsbad	CA		2012	2014	—	207	100.0%	31.16	CVS, Kohl's, Von's
El Norte Pkwy Plaza	San Diego-Chula Vista-Carlsbad	CA		1999	2013	—	91	97.3%	21.14	Von's, Children's Paradise, ACE Hardware
Friars Mission Center	San Diego-Chula Vista-Carlsbad	CA		1999	1989	—	147	100.0%	42.18	Ralphs, CVS
Navajo Shopping Center	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1964	11,000	102	96.4%	18.17	Albertsons, O'Reilly Auto Parts, Dollar Tree
Point Loma Plaza	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1987	38,593	205	91.4%	24.17	Von's, Marshalls, UFC Gym
Rancho San Diego Village	San Diego-Chula Vista-Carlsbad	CA	40%	2005	1981	—	153	95.2%	27.37	Smart & Final, 24 Hour Fitness, (Longs Drug)
Scripps Ranch Marketplace	San Diego-Chula Vista-Carlsbad	CA		2017	2017	—	132	100.0%	37.28	Vons, CVS
The Hub Hillcrest Market	San Diego-Chula Vista-Carlsbad	CA		2012	2015	—	149	91.3%	47.12	Ralphs, Trader Joe's
Twin Peaks	San Diego-Chula Vista-Carlsbad	CA		1999	2015	—	208	98.1%	23.41	Target, Grocer
Bayhill Shopping Center	San Francisco-Oakland-Berkeley	CA	40%	2005	2019	28,800	122	99.2%	29.56	CVS, Mollie Stone's Market
Clayton Valley Shopping Center	San Francisco-Oakland-Berkeley	CA		2003	2004	—	260	94.5%	23.98	Grocery Outlet, Central, CVS, Dollar Tree, Ross Dress For Less
Diablo Plaza	San Francisco-Oakland-Berkeley	CA		1999	1982	—	63	90.8%	45.90	Bevmo!, (Safeway), (CVS)
El Cerrito Plaza	San Francisco-Oakland-Berkeley	CA		2000	2000	—	256	72.4%	34.02	PETCO, Ross Dress For Less, Trader Joe's, Marshalls, (CVS)
Ellis Village Center (7)	San Francisco-Oakland-Berkeley	CA		2025	2025	—	49	85.6%	39.14	Sprouts
Encina Grande	San Francisco-Oakland-Berkeley	CA		1999	2016	—	106	100.0%	37.89	Whole Foods, Walgreens
Oakley Shops at Laurel Fields (7)	San Francisco-Oakland-Berkeley	CA		2024	2024	—	78	95.5%	32.10	Safeway
Persimmon Place	San Francisco-Oakland-Berkeley	CA		2014	2014	—	153	100.0%	40.91	Whole Foods, Nordstrom Rack, Homegoods
Plaza Escuela	San Francisco-Oakland-Berkeley	CA		2017	2002	—	154	100.0%	43.51	The Container Store, Trufusion, Talbots, The Cheesecake Factory, Barnes & Noble
Pleasant Hill Shopping Center	San Francisco-Oakland-Berkeley	CA	40%	2005	2016	50,000	231	100.0%	26.07	Target, Burlington, Ross Dress for Less, Homegoods
Potrero Center	San Francisco-Oakland-Berkeley	CA		2017	1997	—	227	70.9%	35.01	Safeway, 24 Hour Fitness, Ross Dress for Less, Petco
Powell Street Plaza	San Francisco-Oakland-Berkeley	CA		2001	1987	—	170	100.0%	38.54	Trader Joe's, Bevmo!, Ross Dress For Less, Marshalls, Old Navy
San Carlos Marketplace	San Francisco-Oakland-Berkeley	CA		2017	2018	—	154	87.2%	39.93	TJ Maxx, Best Buy, PetSmart, Bassett Furniture
San Leandro Plaza	San Francisco-Oakland-Berkeley	CA		1999	1982	—	50	100.0%	40.49	(Safeway), (CVS)
Serramonte Center	San Francisco-Oakland-Berkeley	CA		2017	2018/In Process	—	1,085	96.4%	28.41

Buy Buy Baby, Cost Plus World Market, Crunch Fitness, DAISO, Dave & Buster's, Dick's Sporting Goods, Divano Homes, H&M, Macy's, Nordstrom Rack, Old Navy, Party City, Ross Dress for Less, Target, TJ Maxx, Uniqlo, Jagalchi, Koi Palace

Tassajara Crossing	San Francisco-Oakland-Berkeley	CA		1999	1990	—	146	98.3%	27.44	Safeway, CVS, Alamo Hardware
Willows Shopping Center (6)	San Francisco-Oakland-Berkeley	CA		2017	in process	—	233	85.2%	31.78	REI, Old Navy, Ulta, Five Below, Airport Home Appliance
Woodside Central	San Francisco-Oakland-Berkeley	CA		1999	1993	—	81	100.0%	31.34	Chuck E. Cheese, Marshalls, (Target)
Ygnacio Plaza	San Francisco-Oakland-Berkeley	CA	40%	2005	1968	25,850	110	100.0%	42.25	Sports Basement,TJ Maxx
Blossom Valley	San Jose-Sunnyvale-Santa Clara	CA		1999	1992	22,300	98	100.0%	28.59	Safeway, Dollar Tree
Mariposa Shopping Center	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	2020	26,950	127	97.7%	23.88	Safeway, CVS, Ross Dress for Less
Shoppes at Homestead	San Jose-Sunnyvale-Santa Clara	CA		1999	1983	—	116	98.2%	28.14	CVS, Crunch Fitness, (Orchard Supply Hardware)
Snell & Branham Plaza	San Jose-Sunnyvale-Santa Clara	CA	40%	2005	1988	19,048	99	98.6%	22.60	Safeway
The Pruneyard	San Jose-Sunnyvale-Santa Clara	CA		2019	2014	—	260	94.6%	44.95	Trader Joe's, The Sports Basement, Camera Cinemas, Marshalls
West Park Plaza	San Jose-Sunnyvale-Santa Clara	CA		1999	1996	—	88	100.0%	23.64	Safeway, Crunch Fitness
Golden Hills Plaza	San Luis Obispo-Paso Robles	CA		2006	2017	—	256	88.4%	8.47	Lowe's, TJ Maxx, Trader Joe's
Five Points Shopping Center	Santa Maria-Santa Barbara	CA	40%	2005	2014	—	145	97.6%	32.98	Smart & Final, CVS, Ross Dress for Less, Big 5 Sporting Goods, PETCO
Corral Hollow	Stockton	CA		2000	2000	—	153	100.0%	19.47	Safeway, CVS, Crunch Fitness
Alcove On Arapahoe	Boulder	CO	40%	2005	1957/2019	26,390	160	93.6%	21.22	Petco, HomeGoods, Safeway, Ulta Salon, DSW
Crossroads Commons	Boulder	CO	20%	2001	1986	34,500	143	90.3%	31.47	Whole Foods, Barnes & Noble

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Crossroads Commons II	Boulder	CO	20%	2018	1995	5,500	18	100.0%	43.55	(Whole Foods), (Barnes & Noble)
Falcon Marketplace	Colorado Springs	CO		2005	2005	—	22	100.0%	29.88	(Wal-Mart)
Marketplace at Briargate	Colorado Springs	CO		2006	2006	—	29	100.0%	38.59	(King Soopers)
Monument Jackson Creek	Colorado Springs	CO		1998	1999	—	85	98.4%	13.75	King Soopers
Woodmen Plaza	Colorado Springs	CO		1998	1998	—	116	97.6%	14.64	King Soopers
Applewood Shopping Ctr	Denver-Aurora-Lakewood	CO	40%	2005	2017/2020	—	366	94.4%	16.89	Applejack Liquors, Hobby Lobby, Homegoods, King Soopers, PetSmart, Sierra Trading Post, Ulta, Three Little Mingos, Crunch Fitness
Belleview Square	Denver-Aurora-Lakewood	CO		2004	2013	—	117	100.0%	23.82	King Soopers
Boulevard Center	Denver-Aurora-Lakewood	CO		1999	1986	—	81	94.5%	33.91	Eye Care Specialists, (Safeway)
Buckley Square	Denver-Aurora-Lakewood	CO		1999	1978	—	116	98.9%	13.32	Ace Hardware, King Soopers
Cherrywood Square Shop Ctr	Denver-Aurora-Lakewood	CO	40%	2005	1978	9,650	97	97.5%	13.07	King Soopers
Hilltop Village	Denver-Aurora-Lakewood	CO		2002	2018	—	101	98.7%	14.14	King Soopers
Littleton Square	Denver-Aurora-Lakewood	CO		1999	2015	—	99	97.5%	12.73	King Soopers
Lloyd King Center	Denver-Aurora-Lakewood	CO		1998	1998	—	83	100.0%	13.00	King Soopers
Lone Tree Village (7)	Denver-Aurora-Lakewood	CO		2025	2025	—	158	81.2%	7.38	King Soopers
Shops at Quail Creek	Denver-Aurora-Lakewood	CO		2008	2008	—	38	85.0%	31.31	(King Soopers)
Stroh Ranch	Denver-Aurora-Lakewood	CO		1998	1998	—	93	100.0%	15.28	King Soopers
Centerplace of Greeley III	Greeley	CO		2007	2007	—	119	100.0%	13.32	Hobby Lobby, Best Buy, TJ Maxx
22 Crescent Road	Bridgeport-Stamford-Norwalk	CT		2017	1984	—	4	100.0%	69.00	-
470 Main Street	Bridgeport-Stamford-Norwalk	CT		2023	1972	—	22	91.6%	32.85	-
91 Danbury Road	Bridgeport-Stamford-Norwalk	CT		2017	1965	—	5	100.0%	31.26	0
970 High Ridge Center	Bridgeport-Stamford-Norwalk	CT		2023	1960	—	26	94.0%	37.60	BevMax
Airport Plaza	Bridgeport-Stamford-Norwalk	CT		2023	1974	—	33	100.0%	31.56	-
Bethel Hub Center	Bridgeport-Stamford-Norwalk	CT		2023	1957	—	31	85.3%	18.32	La Placita Bethel Market
Black Rock	Bridgeport-Stamford-Norwalk	CT	80%	2014	1996	14,939	98	94.0%	33.29	Old Navy, The Clubhouse
Brick Walk (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2007	30,234	122	97.3%	47.81	-
Compo Acres Shopping Center	Bridgeport-Stamford-Norwalk	CT		2017	2011	—	43	95.9%	58.23	Trader Joe's
Compo Shopping Center	Bridgeport-Stamford-Norwalk	CT		2024	1953	—	71	97.4%	57.76	CVS
Copps Hill Plaza	Bridgeport-Stamford-Norwalk	CT		2017	2002	—	173	88.1%	22.65	Stop & Shop, Homegoods, Marshalls, Rite Aid, Michael's
Cos Cob Commons	Bridgeport-Stamford-Norwalk	CT		2023	1986	—	48	91.3%	54.05	CVS
Cos Cob Plaza	Bridgeport-Stamford-Norwalk	CT		2023	1947	3,577	15	92.2%	60.19	-
Danbury Green	Bridgeport-Stamford-Norwalk	CT		2017	2006	—	124	89.1%	27.72	Trader Joe's, Hilton Garden Inn, DSW, Staples, Warehouse Wines & Liquors
Danbury Square	Bridgeport-Stamford-Norwalk	CT		2023	1987	—	194	98.9%	12.03	Ocean State Job Lot, Planet Fitness, Elicit Brewing Company, Hobby Lobby
Darinor Plaza (6)	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	154	100.0%	20.69	Kohl's, Old Navy, Ulta
Fairfield Center (6)	Bridgeport-Stamford-Norwalk	CT	80%	2014	2000	—	95	98.4%	40.40	Fairfield University Bookstore, Merril Lynch, Merrit Hospitality
Fairfield Crossroads	Bridgeport-Stamford-Norwalk	CT		2023	1995	—	62	100.0%	25.28	Marshalls, DSW
Greenwich Commons	Bridgeport-Stamford-Norwalk	CT		2023	1961	4,461	10	100.0%	93.92	-
High Ridge Center	Bridgeport-Stamford-Norwalk	CT	100%	2023	1968	10,000	93	100.0%	51.74	Trader Joe's, Barnes & Noble
Knotts Landing	Bridgeport-Stamford-Norwalk	CT		2023	1994	—	6	100.0%	77.89	-
Main & Bailey	Bridgeport-Stamford-Norwalk	CT		2023	1950	—	60	82.0%	28.70	-
Newfield Green	Bridgeport-Stamford-Norwalk	CT		2023	1966	18,175	74	100.0%	42.02	Grade A Market, CVS
Old Greenwich CVS	Bridgeport-Stamford-Norwalk	CT	100%	2023	1941	799	8	100.0%	45.00	-
Old Kings Market	Bridgeport-Stamford-Norwalk	CT		2023	1955	22,111	96	98.8%	43.08	Stop & Shop
Post Road Plaza	Bridgeport-Stamford-Norwalk	CT		2017	1978	—	20	100.0%	60.80	Trader Joe's
Ridgeway Shopping Center	Bridgeport-Stamford-Norwalk	CT		2023	1952	40,688	359	97.0%	31.18	Stop & Shop, LA Fitness, Marshalls, Michael's, Staples, Old Navy, ULTA, DSW

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Shelton Square	Bridgeport-Stamford-Norwalk	CT		2023	1982	—	189	98.4%	20.18	Stop & Shop, Homegoods, Hawley Lane, Edge Fitness
Station Centre @ Old Greenwich	Bridgeport-Stamford-Norwalk	CT		2023	1952	—	39	96.6%	37.52	Kings Food Markets
The Dock-Dockside	Bridgeport-Stamford-Norwalk	CT		2023	1974	32,125	278	98.9%	19.73	Stop & Shop, BJ's Whole Sale, Edge Fitness, West Marine, Petco, Dollar Tree, Osaka Hibachi
The Hub at Norwalk	Bridgeport-Stamford-Norwalk	CT		2017	2003	—	146	100.0%	23.66	HomeGoods, Target
Westport Collection	Bridgeport-Stamford-Norwalk	CT		2023	1958	—	40	51.3%	27.48	BevMax
Westport Row	Bridgeport-Stamford-Norwalk	CT		2017	1988	—	95	100.0%	46.19	The Fresh Market, Pottery Barn
Brookside Plaza	Hartford-E Hartford-Middletown	CT		2017	2006	—	226	96.5%	16.69	Burlington Coat Factory, PetSmart, ShopRite, Staples, TJ Maxx, LL Bean
Corbin's Corner	Hartford-E Hartford-Middletown	CT	40%	2005	2015	53,000	195	100.0%	33.00	Best Buy, Edge Fitness, Old Navy, The Tile Shop, Total Wine and More, Trader Joe's
Aldi Square	New Haven-Milford	CT		2023	2014	—	38	88.9%	16.87	Aldi
Orange Meadows	New Haven-Milford	CT		2023	1990	—	84	100.0%	25.65	Trader Joe's, TJMaxx, Bob's Discount Furniture, Ulta
Southbury Green	New Haven-Milford	CT		2017	2002	—	156	91.4%	24.50	ShopRite, Homegoods
The Shops at Stone Bridge	New Haven-Milford	CT		2024	2025	—	156	97.0%	31.65	Whole Foods, TJ Maxx, Barnes & Noble
New Milford Plaza	Torrington	CT		2023	1970	—	235	93.3%	10.53	Walmart, Stop & Shop, Dollar Tree
Sunny Valley Shops	Torrington	CT		2023	2003	—	72	93.3%	12.74	Staples, Planet Fitness
Veterans Plaza	Torrington	CT		2023	1966	—	80	100.0%	12.94	Big Y World Class Market, BevMax
Shops at The Columbia	Washington-Arlington-Alexandri	DC		2006	1991	—	23	100.0%	40.55	Trader Joe's
Spring Valley Shopping Center	Washington-Arlington-Alexandri	DC	40%	2005	1930	12,897	17	100.0%	100.25	-
Pike Creek	Philadelphia-Camden-Wilmington	DE		1998	2013	—	233	93.3%	18.72	Acme Markets, Edge Fitness, Pike Creek Community Hardware
Shoppes of Graylyn	Philadelphia-Camden-Wilmington	DE	40%	2005	1971	—	64	94.6%	28.62	Lidl
Corkscrew Village	Cape Coral-Fort Myers	FL		2007	1997	—	82	96.1%	16.21	Publix
Shoppes of Grande Oak	Cape Coral-Fort Myers	FL		2000	2000	—	79	100.0%	19.14	Publix
Millhopper Shopping Center	Gainesville	FL		1993	2017	—	80	97.7%	19.80	Publix
Newberry Square	Gainesville	FL		1994	1986	—	181	95.2%	11.21	Publix, Floor & Décor, Dollar Tree
Anastasia Plaza	Jacksonville	FL		1993	in-process	—	103	97.7%	27.16	Publix
Atlantic Village	Jacksonville	FL		2017	2014	—	110	100.0%	20.11	LA Fitness, Pet Supplies Plus
Brooklyn Station on Riverside	Jacksonville	FL		2013	2013	—	50	97.6%	30.53	The Fresh Market
Courtyard Shopping Center	Jacksonville	FL		1993	1987	—	137	100.0%	3.68	Target, (Publix)
East San Marco	Jacksonville	FL		2007	2022	—	59	100.0%	28.74	Publix
Fleming Island	Jacksonville	FL		1998	2000	—	136	98.5%	18.56	Publix, PETCO, Planet Fitness, (Target)
Hibernia Pavilion	Jacksonville	FL		2006	2006	—	51	100.0%	16.95	Publix
John's Creek Center	Jacksonville	FL	20%	2003	2004	12,000	82	100.0%	17.77	Publix
Julington Village	Jacksonville	FL	20%	1999	1999	10,000	82	100.0%	18.47	Publix, (CVS)
Mandarin Landing	Jacksonville	FL		2017	2024	—	140	100.0%	23.17	Whole Foods, Aveda Institute, Baptist Health, Cooper's Hawk
Nocatee Town Center	Jacksonville	FL		2007	2017	—	114	100.0%	24.58	Publix
Oakleaf Commons	Jacksonville	FL		2006	2006	—	77	100.0%	18.12	Publix
Old St Augustine Plaza	Jacksonville	FL		1996	2017/2020	—	248	100.0%	11.77	Publix, Burlington Coat Factory, Hobby Lobby, LA Fitness, Ross Dress for Less
Pablo Plaza	Jacksonville	FL		2017	2020	—	162	100.0%	19.69	Whole Foods, Office Depot, Marshalls, HomeGoods, PetSmart
Pine Tree Plaza	Jacksonville	FL		1997	1999	—	63	100.0%	16.20	Publix
Seminole Shoppes	Jacksonville	FL	50%	2009	2018	7,500	87	98.6%	25.83	Publix
Shoppes at Bartram Park	Jacksonville	FL	50%	2005	2017	—	135	97.8%	23.92	Publix, (Kohl's), (Tutor Time)
Shops at John's Creek	Jacksonville	FL		2003	2004	—	15	100.0%	29.78	-
South Beach Regional	Jacksonville	FL		2017	1990	—	305	99.2%	19.47	Trader Joe's, Home Depot, Ross Dress for Less, Staples, Nordstrom Rack, TJ Maxx

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Starke (6)	Jacksonville	FL		2000	2000	—	13	0.0%	-	-
The Village at Seven Pines (7)	Jacksonville	FL		2025	2025	—	239	57.5%	29.54	Publix, West Elm
Avenida Biscayne	Miami-Ft Lauderdale-PompanoBch	FL		2017	in-process	—	142	100.0%	61.08	DSW, Jewelry Exchange, Old Navy, The Fresh Market
Aventura Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		1994	2017	—	97	100.0%	40.62	CVS, Publix
Banco Popular Building	Miami-Ft Lauderdale-PompanoBch	FL		2017	1971	—	5	100.0%	92.31	-
Bird 107 Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1990	—	40	100.0%	24.73	Walgreens
Bird Ludlam	Miami-Ft Lauderdale-PompanoBch	FL		2017	1998	—	192	96.9%	27.92	CVS, Goodwill, Winn-Dixie
Boca Village Square	Miami-Ft Lauderdale-PompanoBch	FL		2017	2014	—	92	100.0%	24.64	CVS, Publix
Boynton Lakes Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1997	2012	—	110	95.9%	18.01	Citi Trends, Pet Supermarket, Publix
Boynton Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2015	—	105	99.1%	22.43	CVS, Publix
Caligo Crossing	Miami-Ft Lauderdale-PompanoBch	FL		2007	2007	—	15	100.0%	45.82	(Kohl's)
Chasewood Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1993	2015	—	152	97.0%	30.17	Publix, Pet Smart
Concord Shopping Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1993	—	309	100.0%	15.47	Big Lots, Dollar Tree, Home Depot, Winn-Dixie, YouFit Health Club
Coral Reef Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	1990	—	75	98.7%	35.07	Aldi, Walgreens
Country Walk Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2008	—	101	99.7%	28.62	Publix, CVS
Countryside Shops	Miami-Ft Lauderdale-PompanoBch	FL		2017	1991/2018	—	186	97.9%	24.40	Publix, Ross Dress for Less, Painted Tree Boutique
Fountain Square	Miami-Ft Lauderdale-PompanoBch	FL		2013	2013	—	177	100.0%	30.91	Publix, Ross Dress for Less, TJ Maxx, Ulta, (Target)
Gardens Square	Miami-Ft Lauderdale-PompanoBch	FL		1997	1991	—	90	96.1%	19.85	Publix
Greenwood Shopping Centre	Miami-Ft Lauderdale-PompanoBch	FL		2017	1994	—	133	97.4%	18.40	Publix, Bealls
Pine Island	Miami-Ft Lauderdale-PompanoBch	FL		2017	1999	—	255	91.4%	17.67	Publix, YouFit Health Club, Floor and Décor, Advanced Veterinary Care Center
Pine Ridge Square	Miami-Ft Lauderdale-PompanoBch	FL		2017	2013	—	118	97.6%	22.90	The Fresh Market, Marshalls, Ulta, Nordstrom Rack
Pinecrest Place (6)	Miami-Ft Lauderdale-PompanoBch	FL		2017	2017	—	70	98.3%	44.57	Whole Foods, (Target)
Point Royale Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	2018	—	202	99.0%	17.45	Winn-Dixie, Burlington Coat Factory, Pasteur Medical Center, Planet Fitness, Dollar Tree
Prosperity Centre	Miami-Ft Lauderdale-PompanoBch	FL		2017	1993	—	124	98.8%	26.64	Plum Market, TJ Maxx, CVS
Sawgrass Promenade	Miami-Ft Lauderdale-PompanoBch	FL		2017	1998	—	107	89.9%	15.70	Publix, Walgreens, Dollar Tree
Sheridan Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	1991/2022	—	507	93.8%	21.41	Publix, Kohl's, LA Fitness, Ross Dress for Less, Pet Supplies Plus, Burlington, Marshalls
Shoppes @ 104	Miami-Ft Lauderdale-PompanoBch	FL		1998	2018	—	127	100.0%	23.33	Fresco y Mas, CVS
Shoppes at Lago Mar	Miami-Ft Lauderdale-PompanoBch	FL		2017	1995	—	83	94.3%	17.53	Publix, YouFit Health Club
Shoppes of Jonathan's Landing	Miami-Ft Lauderdale-PompanoBch	FL		2017	1997	—	27	100.0%	33.94	(Publix)
Shoppes of Oakbrook	Miami-Ft Lauderdale-PompanoBch	FL		2017	2003	—	183	59.8%	22.21	Publix, Duffy's Sports Bar, CVS
Shoppes of Silver Lakes	Miami-Ft Lauderdale-PompanoBch	FL		2017	1997	—	127	99.2%	22.70	Publix, Goodwill
Shoppes of Sunset	Miami-Ft Lauderdale-PompanoBch	FL		2017	2009	—	22	81.9%	30.22	-
Shoppes of Sunset II	Miami-Ft Lauderdale-PompanoBch	FL		2017	2009	—	28	100.0%	26.16	-
Shops at Skylake	Miami-Ft Lauderdale-PompanoBch	FL		2017	2006	—	287	98.2%	27.04	Publix, LA Fitness, TJ Maxx, Goodwill, Pasteur Medical
University Commons (6)	Miami-Ft Lauderdale-PompanoBch	FL		2015	2001	—	180	100.0%	35.87	Whole Foods, Nordstrom Rack, Barnes & Noble, Bed Bath & Beyond
Waterstone Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2005	—	61	100.0%	19.24	Publix
Welleby Plaza	Miami-Ft Lauderdale-PompanoBch	FL		1996	1982	—	110	96.8%	16.38	Publix, Dollar Tree
Wellington Town Square	Miami-Ft Lauderdale-PompanoBch	FL		1996	2022	—	108	97.0%	26.33	Publix, CVS
West Bird Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2000/2021	—	99	98.2%	28.26	Publix
West Lake Shopping Center	Miami-Ft Lauderdale-PompanoBch	FL		2017	2000	—	101	100.0%	24.23	Fresco y Mas, CVS
Westport Plaza	Miami-Ft Lauderdale-PompanoBch	FL		2017	2002	—	47	100.0%	24.07	Publix
Berkshire Commons	Naples-Marco Island	FL		1994	1992	—	110	98.9%	16.59	Publix, Walgreens
Naples Walk	Naples-Marco Island	FL		2007	1999	—	125	95.8%	19.69	Publix

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Pavilion	Naples-Marco Island	FL		2017	2011	—	168	96.2%	25.28	LA Fitness, Paragon Theaters, J. Lee Salon Suites
Shoppes of Pebblebrook Plaza	Naples-Marco Island	FL	50%	2000	2000	—	80	100.0%	17.98	Publix, (Walgreens)
Alafaya Village	Orlando-Kissimmee-Sanford	FL		2017	1986	—	39	100.0%	27.82	-
Kirkman Shoppes	Orlando-Kissimmee-Sanford	FL		2017	2015	—	115	97.6%	27.87	LA Fitness, Walgreens
Lake Mary Centre	Orlando-Kissimmee-Sanford	FL		2017	2015	—	356	96.0%	19.40	The Fresh Market, Academy Sports, Hobby Lobby, LA Fitness, Ross Dress for Less, Office Depot
Plaza Venezia	Orlando-Kissimmee-Sanford	FL	20%	2016	2000	55,000	203	99.5%	36.07	Publix, Eddie V's
Town and Country	Orlando-Kissimmee-Sanford	FL		2017	1993	—	78	100.0%	12.20	Ross Dress for Less
Unigold Shopping Center	Orlando-Kissimmee-Sanford	FL		2017	1987	—	115	91.2%	16.35	YouFit Health Club, Ross Dress for Less
Willa Springs	Orlando-Kissimmee-Sanford	FL		2000	1979	16,700	90	100.0%	25.90	Publix
Cashmere Corners	Port St. Lucie	FL		2017	2016	—	86	100.0%	17.91	WalMart
The Plaza at St. Lucie West	Port St. Lucie	FL		2017	2006	—	27	100.0%	28.25	-
Charlotte Square	Punta Gorda	FL		2017	1980	—	91	91.1%	12.24	WalMart, Buffet City
Ryanwood Square	Sebastian-Vero Beach	FL		2017	1987	—	115	91.1%	12.73	Publix, Beall's, Harbor Freight Tools
South Point	Sebastian-Vero Beach	FL		2017	2003	—	72	100.0%	16.70	Publix
Treasure Coast Plaza	Sebastian-Vero Beach	FL		2017	1983	—	134	100.0%	19.92	Publix, TJ Maxx
Carriage Gate	Tallahassee	FL		1994	2013	—	73	100.0%	26.56	Trader Joe's, TJ Maxx
Ocala Corners (6)	Tallahassee	FL		2000	2000	—	93	96.0%	15.02	Publix
Bloomingdale Square	Tampa-St Petersburg-Clearwater	FL		1998	2021	—	252	99.5%	21.69	Bealls, Dollar Tree, Home Centric, LA Fitness, Publix
Northgate Square	Tampa-St Petersburg-Clearwater	FL		2007	1995	—	75	100.0%	17.72	Publix
Regency Square	Tampa-St Petersburg-Clearwater	FL		1993	2013	—	362	98.3%	21.83	AMC Theater, Dollar Tree, Five Below, Marshalls, Michael's, PETCO, Shoe Carnival, TJ Maxx, Ulta, Old Navy, (Best Buy), (Macdill)
Shoppes at Sunlake Centre	Tampa-St Petersburg-Clearwater	FL		2017	2008	—	117	100.0%	28.12	Publix
Suncoast Crossing (6)	Tampa-St Petersburg-Clearwater	FL		2007	2007	—	122	100.0%	7.77	Kohl's, (Target)
The Village at Hunter's Lake	Tampa-St Petersburg-Clearwater	FL		2018	2018	—	72	100.0%	29.96	Sprouts
Town Square	Tampa-St Petersburg-Clearwater	FL		1997	1999	—	44	100.0%	36.71	PETCO, Barnes & Noble
Village Center	Tampa-St Petersburg-Clearwater	FL		1995	2014	—	186	100.0%	23.98	Publix, PGA Tour Superstore, Walgreens
Westchase	Tampa-St Petersburg-Clearwater	FL		2007	1998	—	79	100.0%	18.64	Publix
Ashford Place	Atlanta-SandySprings-Alpharett	GA		1997	1993	—	53	100.0%	26.85	Harbor Freight Tools
Briarcliff La Vista	Atlanta-SandySprings-Alpharett	GA		1997	1962	—	45	75.5%	19.24	Michael's
Briarcliff Village	Atlanta-SandySprings-Alpharett	GA		1997	1990	—	189	92.1%	17.94	Burlington, Publix, Shoe Carnival, TJ Maxx
Bridgemill Market	Atlanta-SandySprings-Alpharett	GA		2017	2000	—	89	90.7%	20.16	Publix
Brighten Park	Atlanta-SandySprings-Alpharett	GA		1997	2016	—	137	91.3%	29.42	Lidl, Big Blue Swim School, Kohl's
Buckhead Court	Atlanta-SandySprings-Alpharett	GA		1997	1984	—	49	98.1%	34.33	-
Buckhead Landing	Atlanta-SandySprings-Alpharett	GA		2017	1998/2024	—	152	98.7%	34.60	Binders Art Supplies & Frames, Publix, Golf Galaxy
Buckhead Station	Atlanta-SandySprings-Alpharett	GA		2017	1996	—	241	98.4%	27.68	Cost Plus World Market, DSW Warehouse, Nordstrom Rack, Old Navy, Saks Off 5th, TJ Maxx, Ulta, Bloomingdale's Outlet, Gold's Gym
Cambridge Square	Atlanta-SandySprings-Alpharett	GA		1996	in-process	—	74	100.0%	27.59	Publix
Chastain Square	Atlanta-SandySprings-Alpharett	GA		2017	2001	—	92	100.0%	24.65	Publix
Cornerstone Square	Atlanta-SandySprings-Alpharett	GA		1997	1990	—	80	90.7%	19.85	Aldi, Barking Hound Village, CVS, HealthMarkets Insurance
Dunwoody Hall	Atlanta-SandySprings-Alpharett	GA		1997	1986	13,800	90	100.0%	22.43	Publix
Dunwoody Village	Atlanta-SandySprings-Alpharett	GA		1997	1975	—	121	97.1%	23.70	The Fresh Market, Walgreens, Dunwoody Prep
Howell Mill Village	Atlanta-SandySprings-Alpharett	GA		2004	1984	—	96	100.0%	26.24	Publix
Paces Ferry Plaza	Atlanta-SandySprings-Alpharett	GA		1997	2018	—	82	100.0%	43.34	Whole Foods
Powers Ferry Square	Atlanta-SandySprings-Alpharett	GA		1997	2013	—	102	100.0%	37.61	HomeGoods, PETCO
Powers Ferry Village	Atlanta-SandySprings-Alpharett	GA		1997	1994	—	69	100.0%	10.97	Publix, Barrel Town
Russell Ridge	Atlanta-SandySprings-Alpharett	GA		1994	1995	—	112	98.8%	13.56	Kroger
Sandy Springs	Atlanta-SandySprings-Alpharett	GA		2012	2006	—	113	97.8%	28.78	Trader Joe's, Fox's, Peter Glenn Ski & Sports

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Sope Creek Crossing	Atlanta-SandySprings-Alpharett	GA		1998	2016	—	99	98.1%	18.07	Publix
The Shops at Hampton Oaks	Atlanta-SandySprings-Alpharett	GA		2017	2009	—	21	93.3%	14.17	(CVS)
Williamsburg at Dunwoody	Atlanta-SandySprings-Alpharett	GA		2017	1983	—	45	98.2%	27.24	-
Civic Center Plaza	Chicago-Naperville-Elgin	IL	40%	2005	1989	22,000	265	100.0%	11.84	Super H Mart, Home Depot, O'Reilly Automotive, King Spa
Clybourn Commons	Chicago-Naperville-Elgin	IL		2014	1999	—	32	100.0%	38.91	PETCO
Glen Oak Plaza	Chicago-Naperville-Elgin	IL		2010	1967	—	63	100.0%	28.31	Trader Joe's, Walgreens, Northshore University Healthsystems
Hinsdale Lake Commons	Chicago-Naperville-Elgin	IL		1998	2015	—	185	97.4%	17.75	Whole Foods, Goodwill, Charter Fitness, Petco
Mellody Farm	Chicago-Naperville-Elgin	IL		2017	2017	—	259	97.2%	32.35	Whole Foods, Nordstrom Rack, REI, HomeGoods, Barnes & Noble, West Elm
Naperville Plaza	Chicago-Naperville-Elgin	IL	20%	2023	1961	22,123	115	100.0%	29.26	Casey's Foods, Trader Joe's, Oswald's Pharmacy
Old Town Square	Chicago-Naperville-Elgin	IL	20%	2023	1998	10,000	87	95.9%	27.60	Jewel-Osco
Riverside Sq & River's Edge	Chicago-Naperville-Elgin	IL	40%	2005	1986	—	169	100.0%	19.62	Mariano's Fresh Market, Dollar Tree, Blink Fitness, Five Below
Roscoe Square	Chicago-Naperville-Elgin	IL	40%	2005	2012	24,500	144	100.0%	25.14	Mariano's Fresh Market, Walgreens, Altitude Trampoline Park
Westchester Commons	Chicago-Naperville-Elgin	IL		2001	2014	—	148	95.2%	20.17	Mariano's Fresh Market, Goodwill
Willow Festival (6)	Chicago-Naperville-Elgin	IL		2010	2007	—	404	100.0%	19.90	Whole Foods, Lowe's, CVS, HomeGoods, REI, Ulta, Restoration Hardware
Shops on Main	Chicago-Naperville-Elgin	IN	94%	2007	2017/2020	—	289	82.5%	18.27	Whole Foods, Dick's Sporting Goods, Ross Dress for Less, HomeGoods, DSW, Nordstrom Rack, Marshalls
Willow Lake Shopping Center	Indianapolis-Carmel-Anderson	IN		2005	1987	—	86	84.5%	18.53	Indiana Bureau of Motor Vehicles, Snipes USA, (Kroger)
Willow Lake West Shopping Center	Indianapolis-Carmel-Anderson	IN		2005	2001	—	53	100.0%	29.03	Trader Joe's
Fellsway Plaza	Boston-Cambridge-Newton	MA	75%	2013	2016	33,727	161	98.0%	27.97	Stop & Shop, Planet Fitness, BioLife Plasma Services
Shaw's at Plymouth	Boston-Cambridge-Newton	MA		2017	1993	—	60	100.0%	19.34	Shaw's
Shops at Saugus	Boston-Cambridge-Newton	MA		2006	2006	—	94	100.0%	30.37	Trader Joe's, La-Z-Boy, PetSmart
Star's at Cambridge	Boston-Cambridge-Newton	MA		2017	1997	—	66	100.0%	41.18	Star Market
Star's at West Roxbury	Boston-Cambridge-Newton	MA		2017	2006	—	76	100.0%	28.00	Shaw's
The Abbot	Boston-Cambridge-Newton	MA		2017	1912/2024	—	64	76.7%	102.01	Center for Effective Alturism
Twin City Plaza	Boston-Cambridge-Newton	MA		2006	in process	—	285	100.0%	25.80	Shaw's, Marshall's, Extra Space Storage, Walgreens, K&G Fashion, Dollar Tree, Everfitness, Formlabs
The Longmeadow Shops	Springfield, MA	MA		2023	1962	13,000	99	92.0%	33.92	CVS
Festival at Woodholme	Baltimore-Columbia-Towson	MD	40%	2005	1986	18,510	81	96.5%	41.59	Trader Joe's
Parkville Shopping Center	Baltimore-Columbia-Towson	MD	40%	2005	2013	23,017	165	96.4%	18.16	Giant, Parkville Lanes, Dollar Tree, Petco, The Cellar Parkville
Southside Marketplace	Baltimore-Columbia-Towson	MD	40%	2005	2011	24,800	125	97.8%	25.80	Giant
Village at Lee Airpark (6)	Baltimore-Columbia-Towson	MD		2005	2014	—	118	100.0%	32.98	Giant, (Sunrise)
Burnt Mills	Washington-Arlington-Alexandri	MD	20%	2013	2004	—	31	94.6%	41.67	Trader Joe's
Cloppers Mill Village	Washington-Arlington-Alexandri	MD	40%	2005	1995	—	137	95.6%	19.99	Shoppers Food Warehouse, Dollar Tree
Firstfield Shopping Center	Washington-Arlington-Alexandri	MD		2005	2014	—	22	100.0%	46.75	-
Takoma Park	Washington-Arlington-Alexandri	MD	40%	2005	1960	—	107	100.0%	14.78	Planet Fitness, Hibachi Grill & Buffet
Watkins Park Plaza	Washington-Arlington-Alexandri	MD	40%	2005	1985	—	111	98.6%	30.76	LA Fitness, CVS
Westbard Square	Washington-Arlington-Alexandri	MD		2017	2001/2024	—	173	98.4%	40.47	Giant, Bowlmor AMF
Woodmoor Shopping Center	Washington-Arlington-Alexandri	MD	40%	2005	1954	18,410	68	98.6%	39.71	CVS
Apple Valley Square	Minneapol-St. Paul-Bloomington	MN		2006	1998	—	179	78.7%	19.18	PETCO, Savers,(Burlington Coat Factory), (Aldi)
Cedar Commons	Minneapol-St. Paul-Bloomington	MN		2011	1999	—	66	100.0%	31.14	Whole Foods
Colonial Square	Minneapol-St. Paul-Bloomington	MN	40%	2005	2014	19,700	93	98.6%	28.99	Lund's
Rockford Road Plaza	Minneapol-St. Paul-Bloomington	MN	40%	2005	1991	—	204	100.0%	15.21	Kohl's, PetSmart, HomeGoods, TJ Maxx, ULTA

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Rockridge Center	Minneapol-St. Paul-Bloomington	MN	20%	2011	2006	10,000	125	98.9%	15.20	CUB Foods
Brentwood Plaza	St. Louis	MO		2007	2002	—	60	97.8%	11.79	Schnucks
Bridgeton	St. Louis	MO		2007	2005	—	71	100.0%	13.02	Schnucks, (Home Depot)
Dardenne Crossing	St. Louis	MO		2007	1996	—	67	97.9%	11.53	Schnucks
Kirkwood Commons	St. Louis	MO		2007	2000	—	210	100.0%	10.44	Walmart, TJ Maxx, HomeGoods, Famous Footwear, (Target), (Lowe's)
Blakeney Town Center	Charlotte-Concord-Gastonia	NC		2021	2006	—	384	99.4%	28.12	Harris Teeter, Marshalls, Best Buy, Petsmart, Off Broadway Shoes, Old Navy, (Target)
Carmel Commons	Charlotte-Concord-Gastonia	NC		1997	2012	—	146	89.2%	26.36	Chuck E. Cheese, The Fresh Market, Edwin Watts Golf
Cochran Commons	Charlotte-Concord-Gastonia	NC	20%	2007	2003	—	66	98.2%	18.53	Harris Teeter, (Walgreens)
Willow Oaks	Charlotte-Concord-Gastonia	NC		2014	2014	—	65	100.0%	18.63	Publix
Shops at Erwin Mill	Durham-Chapel Hill	NC	55%	2012	2012	12,000	91	100.0%	21.61	Harris Teeter
Southpoint Crossing	Durham-Chapel Hill	NC		1998	1998	—	103	93.4%	18.10	Harris Teeter
Village Plaza	Durham-Chapel Hill	NC	20%	2012	2020	11,227	73	88.8%	27.72	Whole Foods
Woodcroft Shopping Center	Durham-Chapel Hill	NC		1996	1984	—	90	98.4%	15.67	Food Lion, ACE Hardware
Glenwood Village	Raleigh-Cary	NC		1997	1983	—	43	100.0%	20.87	Harris Teeter
Holly Park	Raleigh-Cary	NC		2013	1969	—	158	99.0%	21.98	DSW Warehouse, Trader Joe's, Ross Dress For Less, Staples, US Fitness Products, Jerry's Artarama, Pet Supplies Plus, Ulta
Lake Pine Plaza	Raleigh-Cary	NC		1998	1997	—	88	100.0%	15.64	Harris Teeter
Market at Colonnade Center	Raleigh-Cary	NC		2009	2009	—	58	100.0%	29.30	Whole Foods
Midtown East	Raleigh-Cary	NC	50%	2017	2017	36,000	159	100.0%	26.91	Wegmans
Ridgewood Shopping Center	Raleigh-Cary	NC	20%	2018	1951	8,480	95	98.3%	32.60	Whole Foods, Walgreens
Shoppes of Kildaire	Raleigh-Cary	NC	40%	2005	1986	20,000	145	100.0%	22.27	Trader Joe's, Aldi, Staples, Barnes & Noble
Sutton Square	Raleigh-Cary	NC	20%	2006	1985	—	101	87.2%	24.88	The Fresh Market
Village District	Raleigh-Cary	NC	30%	2004	2018	75,000	606	99.4%	27.53

Harris Teeter, The Fresh Market, The Oberlin, Wake Public Library, Walgreens, Talbots, Great Outdoor Provision Co., York Properties,The Cheshire Cat Gallery, Crunch Fitness Select Club, Bailey's Fine Jewelry, Sephora, Barnes & Noble, Goodnight's Comedy Club, Ballard Designs

Bloomfield Crossing	New York-Newark-Jersey City	NJ		2023	0	—	59	100.0%	16.51	Superfresh
Boonton ACME Shopping Center	New York-Newark-Jersey City	NJ		2023	1999	10,123	63	100.0%	25.71	Acme Markets
Cedar Hill Shopping Center	New York-Newark-Jersey City	NJ		2023	1971	6,585	43	96.5%	33.30	Walgreens
Chestnut Ridge Shopping Center	New York-Newark-Jersey City	NJ		2023	1965	—	76	97.4%	31.80	Fresh Market, Drop Fitness
Chimney Rock (6)	New York-Newark-Jersey City	NJ		2016	2016	—	218	100.0%	37.64	Whole Foods, Nordstrom Rack, Saks Off 5th, The Container Store, Ulta, LL Bean
District at Metuchen	New York-Newark-Jersey City	NJ	20%	2018	2017	16,000	67	100.0%	33.39	Whole Foods
Emerson Plaza	New York-Newark-Jersey City	NJ		2023	1981	—	90	100.0%	18.81	Shoprite, K-9 Resorts Luxury Pet Hotel
Ferry Street Plaza	New York-Newark-Jersey City	NJ		2023	1995	8,131	108	100.0%	23.82	Seabra Foods, Flaming Grill
Franklin Pointe (fka Rite Aid Plaza-Waldwick Plaza)	New York-Newark-Jersey City	NJ		2023	1953	—	20	0.0%	-	-
Glenwood Green	New York-Newark-Jersey City	NJ	70%	2023	2024	—	352	97.1%	13.95	ShopRite, Target, Rendina
H Mart Plaza	New York-Newark-Jersey City	NJ		2023	1967	—	7	100.0%	48.64	-
Meadtown Shopping Center	New York-Newark-Jersey City	NJ		2023	1961	8,765	77	89.6%	27.51	Marshalls, Petco, Walgreens
Midland Park Shopping Center	New York-Newark-Jersey City	NJ		2023	1966	16,588	129	88.0%	25.69	Kings Food Markets, Crunch Fitness
Plaza Square	New York-Newark-Jersey City	NJ	40%	2005	1990	—	102	91.3%	21.04	Grocer, Retro Fitness
Pompton Lakes Towne Square	New York-Newark-Jersey City	NJ		2023	2000	—	66	94.5%	27.63	Planet Fitness
South Pass Village	New York-Newark-Jersey City	NJ		2023	1965	19,258	109	100.0%	32.74	Acme Markets

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Valley Ridge Shopping Center	New York-Newark-Jersey City	NJ		2023	1962	15,702	103	100.0%	30.60	Whole Foods
Waldwick Plaza	New York-Newark-Jersey City	NJ		2023	1960	—	27	100.0%	28.51	-
Washington Commons	New York-Newark-Jersey City	NJ	100%	2023	1992	8,210	74	94.2%	24.29	Stop & Shop
Haddon Commons	Philadelphia-Camden-Wilmington	NJ	40%	2005	1985	—	54	100.0%	16.25	Acme Markets
111 Kraft Avenue	New York-Newark-Jersey City	NY		2023	1902	—	9	100.0%	50.80	-
1175 Third Avenue	New York-Newark-Jersey City	NY		2017	1995	—	23	100.0%	112.26	Whole Foods, Five Below
1225-1239 Second Ave	New York-Newark-Jersey City	NY		2017	1987	—	19	100.0%	85.03	Dumbo Market
260-270 Sawmill Road	New York-Newark-Jersey City	NY		2023	1953	—	3	100.0%	1.69	-
27 Purchase Street	New York-Newark-Jersey City	NY		2023	0	—	10	82.6%	44.88	-
410 South Broadway	New York-Newark-Jersey City	NY		2023	1936	—	7	100.0%	1.21	-
48 Purchase Street	New York-Newark-Jersey City	NY		2023	0	—	6	100.0%	84.91	-
90 - 30 Metropolitan Avenue	New York-Newark-Jersey City	NY		2017	2007	—	60	100.0%	36.15	Michaels, Staples, Trader Joe's
Arcadian Shopping Center	New York-Newark-Jersey City	NY		2023	1978	—	166	97.9%	24.61	Stop & Shop, Westchester Community College, The 19th Hole
Armonk Square	New York-Newark-Jersey City	NY	20%	2025	2013	11,403	48	97.9%	45.76	DeCicco & Sons
Biltmore Shopping Center	New York-Newark-Jersey City	NY		2023	1967	—	17	100.0%	42.78	-
Broadway Plaza (6)	New York-Newark-Jersey City	NY		2017	2014	—	147	93.2%	42.93	Aldi, Best Buy, Bob's Discount Furniture, TJ Maxx, Blink Fitness
Carmel ShopRite Plaza	New York-Newark-Jersey City	NY		2023	1981	—	145	89.4%	15.42	Shoprite, Box Office Cinema, Gold's Gym
Chilmark Shopping Center	New York-Newark-Jersey City	NY		2023	1963	—	47	95.7%	35.51	CVS
Clocktower Plaza Shopping Ctr (6)	New York-Newark-Jersey City	NY		2017	1995	—	79	96.9%	52.63	Stop & Shop
DeCicco's Plaza	New York-Newark-Jersey City	NY		2023	1978	—	70	100.0%	40.70	Decicco & Sons
District Shops of Pelham Manor	New York-Newark-Jersey City	NY		2023	1960	—	25	74.5%	37.15	Manor Market
East Meadow Plaza	New York-Newark-Jersey City	NY		2023	in-process	—	138	89.5%	30.09	Lidl, Dollar Deal
Eastchester Plaza	New York-Newark-Jersey City	NY		2023	1963	—	24	100.0%	39.61	CVS
Eastport	New York-Newark-Jersey City	NY		2021	1980	—	48	88.0%	17.64	King Kullen
Gateway Plaza	New York-Newark-Jersey City	NY	50%	2023	0	14,000	198	100.0%	9.80	Walmart, Bob's Discount Furniture
Harrison Shopping Square	New York-Newark-Jersey City	NY		2023	1958	—	26	95.2%	37.10	The Goddard School
Heritage 202 Center	New York-Newark-Jersey City	NY		2023	1989	—	19	100.0%	37.61	-
Hewlett Crossing I & II	New York-Newark-Jersey City	NY		2018	1954	—	52	83.1%	43.25	-
Lake Grove Commons	New York-Newark-Jersey City	NY	40%	2012	2008	48,558	141	100.0%	38.56	Whole Foods, LA Fitness
Lakeview Shopping Center	New York-Newark-Jersey City	NY		2023	1981	10,407	165	90.3%	18.82	Acme, Planet Fitness, Montclare Children's School
McLean Plaza	New York-Newark-Jersey City	NY	100%	2023	1982	5,000	58	98.1%	22.57	Acme Markets
Midway Shopping Center	New York-Newark-Jersey City	NY	12%	2023	1958	20,144	244	86.0%	28.94	Shoprite, Amazing Savings, CVS, Planet Fitness, Denny's Kids, Ulta
New City PCSB Bank Pad	New York-Newark-Jersey City	NY		2023	1973	—	3	100.0%	105.14	-
Orangetown Shopping Center	New York-Newark-Jersey City	NY	100%	2023	1966	—	76	96.5%	23.15	CVS
Purchase Street Shops	New York-Newark-Jersey City	NY		2023	0	—	6	100.0%	38.80	-
Putnam Plaza	New York-Newark-Jersey City	NY		2023	1971	16,531	189	87.7%	16.94	Tops, Dollar World, Harbor Freight Tools
Riverhead Plaza	New York-Newark-Jersey City	NY	50%	2023	0	—	13	100.0%	39.46	-
Rivertowns Square	New York-Newark-Jersey City	NY		2018	2016	—	116	100.0%	29.63	Ulta, The Learning Experience, Mom's Organic Market, Look Cinemas
Somers Commons	New York-Newark-Jersey City	NY		2023	2003	—	135	91.9%	21.59	Level Fitness, Tractor Supply, Goodwill
Staples Plaza-Yorktown Heights	New York-Newark-Jersey City	NY		2023	1970	—	125	100.0%	21.30	Level Fitness, Staples, Party City, Extra Space Storage
Tanglewood Shopping Center	New York-Newark-Jersey City	NY		2023	1953	2,163	28	93.1%	45.86	-
The Gallery at Westbury Plaza	New York-Newark-Jersey City	NY		2017	2013	—	312	98.4%	54.33	Trader Joe's, Nordstrom Rack, Saks Fifth Avenue, Bloomingdale's, The Container Store, HomeGoods, Old Navy, Gap Outlet, Bassett Home Furnishings, Famous Footwear

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
The Meadows	New York-Newark-Jersey City	NY		2021	1980	—	141	99.3%	17.66	Marshalls, Stew Leonard's, Net Cost Market, Catch Air
The Point at Garden City Park (6)	New York-Newark-Jersey City	NY		2016	2018	—	105	100.0%	33.33	King Kullen, Ace Hardware
The Shops at SunVet (6) (7)	New York-Newark-Jersey City	NY	100%	2023	2023	—	170	73.5%	46.40	Whole Foods, Nordstrom Rack
Towne Centre at Somers	New York-Newark-Jersey City	NY		2023	1988	—	84	100.0%	32.82	CVS
Valley Stream	New York-Newark-Jersey City	NY		2021	1950	—	99	97.8%	32.15	King Kullen
Village Commons	New York-Newark-Jersey City	NY		2023	1980	—	28	86.9%	42.13	-
Wading River	New York-Newark-Jersey City	NY		2021	2002	—	99	94.7%	24.34	King Kullen, CVS, Ace Hardware
Westbury Plaza	New York-Newark-Jersey City	NY		2017	2004	88,000	390	100.0%	28.36	WalMart, Costco, Marshalls, Total Wine and More, Olive Garden
Cherry Grove	Cincinnati	OH		1998	2012	—	203	100.0%	13.78	Kroger, Shoe Carnival, TJ Maxx, Tuesday Morning
Hyde Park	Cincinnati	OH		1997	1995	—	398	98.6%	17.62	Kroger, Kohl's, Walgreens, Ace Hardware, Staples, Marshalls, Five Below
Red Bank Village	Cincinnati	OH		2006	2018	—	183	100.0%	8.40	WalMart
Regency Commons	Cincinnati	OH		2004	2004	—	34	84.0%	28.02	-
West Chester Plaza	Cincinnati	OH		1998	in process	—	67	100.0%	7.18	Kroger
East Pointe	Columbus	OH		1998	2014	—	115	100.0%	11.84	Kroger
Kroger New Albany Center	Columbus	OH		1999	1999	—	96	100.0%	14.55	Kroger
Northgate Plaza (Maxtown Road)	Columbus	OH		1998	2017	—	117	97.6%	12.34	Kroger, (Home Depot)
Corvallis Market Center	Corvallis	OR		2006	2006	—	85	100.0%	23.60	Michaels, TJ Maxx, Trader Joe's
Northgate Marketplace	Medford	OR		2011	2011	—	81	96.3%	25.54	Trader Joe's, REI, PETCO
Northgate Marketplace Ph II	Medford	OR		2015	2015	—	177	96.4%	18.24	Dick's Sporting Goods, Homegoods, Marshalls
Greenway Town Center	Portland-Vancouver-Hillsboro	OR	40%	2005	2014	—	93	93.8%	17.04	Dollar Tree, Rite Aid, Whole Foods
Murrayhill Marketplace	Portland-Vancouver-Hillsboro	OR		1999	2016	—	157	92.7%	22.20	Safeway, Planet Fitness
Sherwood Crossroads	Portland-Vancouver-Hillsboro	OR		1999	1999	—	88	91.9%	12.71	Safeway
Tanasbourne Market (6)	Portland-Vancouver-Hillsboro	OR		2006	2006	—	71	100.0%	33.18	Whole Foods
Walker Center	Portland-Vancouver-Hillsboro	OR		1999	1987	—	89	95.7%	28.62	REI
Lower Nazareth Commons	Allentown-Bethlehem-Easton	PA		2007	2012	—	110	100.0%	28.38	Burlington Coat Factory, PETCO, (Wegmans), (Target)
Stefko Boulevard Shopping Center (6)	Allentown-Bethlehem-Easton	PA		2005	1976	—	134	97.9%	12.53	Valley Farm Market, Dollar Tree, Muscle Inc. Gym
Hershey (6)	Harrisburg-Carlisle	PA		2000	2000	—	6	100.0%	33.75	-
Baederwood Shopping Center	Philadelphia-Camden-Wilmington	PA	80%	2023	1999	24,365	117	100.0%	29.62	Whole Foods, Planet Fitness
City Avenue Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1960	—	157	95.6%	22.19	Ross Dress for Less, TJ Maxx, Dollar Tree
Gateway Shopping Center	Philadelphia-Camden-Wilmington	PA		2004	2016	—	224	94.0%	38.16	Trader Joe's, Staples, TJ Maxx
Mercer Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	1988	—	91	100.0%	24.12	Weis Markets, McCaffrey's Food Markets
Newtown Square Shopping Center	Philadelphia-Camden-Wilmington	PA	40%	2005	2020	19,774	142	95.3%	21.31	Acme Markets, Michael's
East Greenwich Square	Boston-Cambridge-Newton	RI	70%	2024	1990	26,000	159	100.0%	21.68	Dave's Fresh Marketplace, Les Isle Rose
Indigo Square	Charleston-North Charleston	SC		2017	2017	—	51	100.0%	32.58	Greenwise (Vac 8/29/20)
Merchants Village	Charleston-North Charleston	SC	40%	1997	1997	9,000	80	100.0%	19.70	Publix
Brentwood Place	Nashvil-Davdsn-Murfree-Frankln	TN		2025	2007/2016	43,500	319	98.6%	20.90	TJ Maxx/Homegoods, Golf Galaxy, Stock & Tade Design Co.
Harpeth Village Fieldstone	Nashvil-Davdsn-Murfree-Frankln	TN		1997	1998	—	70	100.0%	18.34	Publix
Northlake Village	Nashvil-Davdsn-Murfree-Frankln	TN		2000	2013	—	139	100.0%	16.45	Kroger
Peartree Village	Nashvil-Davdsn-Murfree-Frankln	TN		1997	1997	—	110	96.6%	19.91	Kroger, PETCO
Hancock	Austin-Round Rock-Georgetown	TX		1999	1998	—	246	97.8%	20.63	24 Hour Fitness, H.E.B, PETCO, Twin Liquors
Market at Round Rock	Austin-Round Rock-Georgetown	TX		1999	1987	—	123	96.9%	21.35	Sprout's Markets, Office Depot, Tuesday Morning, Party Chaos
North Hills	Austin-Round Rock-Georgetown	TX		1999	1995	—	164	98.8%	24.00	H.E.B.

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
Shops at Mira Vista	Austin-Round Rock-Georgetown	TX		2014	2002	137	68	100.0%	27.76	Trader Joe's, Champions Westlake Gymnastics & Cheer
Tech Ridge Center	Austin-Round Rock-Georgetown	TX		2011	2020	—	240	96.6%	22.33	H.E.B., Pinstack, Baylor Scott & White
University Commons - Austin	Austin-Round Rock-Georgetown	TX	20%	2024	2024	34,500	218	98.4%	21.90	HEB
Bethany Park Place	Dallas-Fort Worth-Arlington	TX		1998	1998	10,200	99	100.0%	12.43	Kroger
CityLine Market	Dallas-Fort Worth-Arlington	TX		2014	2014	—	81	100.0%	31.18	Whole Foods
CityLine Market Phase II	Dallas-Fort Worth-Arlington	TX		2015	2015	—	22	100.0%	29.41	CVS
Hillcrest Village	Dallas-Fort Worth-Arlington	TX		1999	1991	—	15	100.0%	55.58	-
Keller Town Center	Dallas-Fort Worth-Arlington	TX		1999	2014	—	120	90.4%	17.54	Tom Thumb
Lebanon/Legacy Center	Dallas-Fort Worth-Arlington	TX		2000	2002	—	57	100.0%	32.44	(WalMart)
Market at Preston Forest	Dallas-Fort Worth-Arlington	TX		1999	1990	—	96	100.0%	23.99	Tom Thumb
Mockingbird Commons	Dallas-Fort Worth-Arlington	TX		1999	1987	—	120	98.0%	22.67	Tom Thumb, Ogle School of Hair Design
Preston Oaks (6)	Dallas-Fort Worth-Arlington	TX		2013	2022	—	103	100.0%	42.32	Central Market, Talbots
Prestonbrook	Dallas-Fort Worth-Arlington	TX		1998	1998	—	92	98.5%	16.10	Kroger
Shiloh Springs	Dallas-Fort Worth-Arlington	TX		1998	1998	—	113	100.0%	15.97	Kroger
Alden Bridge	Houston-Woodlands-Sugar Land	TX		2002	1998	26,000	143	97.4%	21.94	Kroger, Walgreens
Baybrook East	Houston-Woodlands-Sugar Land	TX		2020	2025	—	166	95.8%	15.86	H.E.B
Cochran's Crossing	Houston-Woodlands-Sugar Land	TX		2002	1994	—	138	87.9%	20.70	Kroger
Indian Springs Center	Houston-Woodlands-Sugar Land	TX		2002	2003	—	140	100.0%	27.35	H.E.B.
Jordan Ranch	Houston-Woodlands-Sugar Land	TX	50%	2024	2025	—	162	96.6%	22.04	HEB
Market at Springwoods Village	Houston-Woodlands-Sugar Land	TX		2016	2018	—	167	98.0%	18.56	Kroger
Panther Creek	Houston-Woodlands-Sugar Land	TX		2002	1994	—	170	76.0%	29.18	CVS, The Woodlands Childrens Museum, Fitness Project, Sprouts
Sienna Grande Shops (7)	Houston-Woodlands-Sugar Land	TX	75%	2023	2023	—	30	65.3%	35.54	-
Southpark at Cinco Ranch	Houston-Woodlands-Sugar Land	TX		2012	2017	—	265	100.0%	15.04	Kroger, Academy Sports, PETCO, Spec's Liquor and Finer Foods
Sterling Ridge	Houston-Woodlands-Sugar Land	TX		2002	2000	—	129	78.6%	27.98	CVS, Crunch Fitness
Sweetwater Plaza	Houston-Woodlands-Sugar Land	TX	20%	2001	2000	20,000	135	100.0%	17.41	Kroger, Walgreens
The Village at Riverstone	Houston-Woodlands-Sugar Land	TX		2016	2016	—	165	95.8%	17.80	Kroger
Weslayan Plaza East	Houston-Woodlands-Sugar Land	TX	40%	2005	1969	—	173	100.0%	22.46	Berings, Ross Dress for Less, Michaels, The Next Level Fitness, Spec's Liquor, Trek Bicycle
Weslayan Plaza West	Houston-Woodlands-Sugar Land	TX	40%	2005	1969	—	186	97.1%	22.50	Randalls Food, Walgreens, PETCO, Homegoods, Barnes & Noble
Westwood Village	Houston-Woodlands-Sugar Land	TX		2006	2006	—	246	98.7%	20.16	Fitness Project, PetSmart, Office Max, Ross Dress For Less, TJ Maxx, Kelsey Seybold,(Target)
Woodway Collection	Houston-Woodlands-Sugar Land	TX	40%	2005	2012	25,696	97	94.2%	34.17	Whole Foods
Carytown Exchange	Richmond	VA	64%	2018	2022	—	116	97.6%	28.69	Publix, CVS
Village Shopping Center	Richmond	VA	40%	2005	1948	24,250	116	86.5%	27.41	Publix, CVS
Ashburn Farm Village Center	Washington-Arlington-Alexandri	VA		2005	1996	—	92	100.0%	18.72	Patel Brothers, The Shop Gym
Belmont Chase	Washington-Arlington-Alexandri	VA		2014	2014	—	91	100.0%	38.66	Cooper's Hawk Winery, Whole Foods
Festival at Manchester Lakes	Washington-Arlington-Alexandri	VA	40%	2005	2021	—	169	100.0%	33.02	Amazon Fresh, Homesense, Hyper Kidz
Fox Mill Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	2013	22,500	103	97.6%	28.49	Giant
Greenbriar Town Center	Washington-Arlington-Alexandri	VA	40%	2005	1972	76,200	344	99.5%	30.79	Big Blue Swim School, Bob's Discount Furniture, CVS, Giant, Marshalls, Planet Fitness, Ross Dress for Less, Total Wine and More
Kamp Washington Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	1960	—	71	100.0%	36.27	PGA Tour Superstore
Kings Park Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	2015	21,800	96	100.0%	35.89	Giant, CVS
Lorton Station Marketplace	Washington-Arlington-Alexandri	VA	20%	2006	2005	—	136	91.4%	27.11	Amazon Fresh, Planet Fitness, Five Below, LLC
Point 50	Washington-Arlington-Alexandri	VA		2007	2021	—	48	94.0%	33.81	Amazon Fresh
Saratoga Shopping Center	Washington-Arlington-Alexandri	VA	40%	2005	1977	22,800	113	92.9%	23.37	Giant
Shops at County Center	Washington-Arlington-Alexandri	VA		2005	2005	—	106	100.0%	21.80	Harris Teeter, Planet Fitness

Property Name	CBSA (1)	State	Owner- ship Interest (2)	Year Acquired	Year Constructed or Last Major Renovation	Mortgages or Encumbrances (in 000's)	Gross Leasable Area (GLA) (in 000's)	Percent Leased (3)	Average Base Rent PSF (4)	MajorTenant(s) (5)
The Crossing Clarendon	Washington-Arlington-Alexandri	VA		2016	in process/2023	—	420	94.8%	41.03	Whole Foods, Crate & Barrel, The Container Store, Pottery Barn, Ethan Allen, The Cheesecake Factory, LifeTime, Corobus Sports, Three Notch'd Brewing Company
The Field at Commonwealth	Washington-Arlington-Alexandri	VA		2017	2018	—	167	100.0%	24.47	Wegmans
Village Center at Dulles	Washington-Arlington-Alexandri	VA	20%	2002	1991	46,000	307	99.5%	31.37	Giant, CVS, Advance Auto Parts, Chuck E. Cheese, HomeGoods, Goodwill, Furniture Max, DMV Iron Gym
Willston Centre I	Washington-Arlington-Alexandri	VA	40%	2005	1952	—	109	81.2%	32.05	Fashion K City
Willston Centre II	Washington-Arlington-Alexandri	VA	40%	2005	2010	32,000	136	100.0%	29.77	Safeway, (Target), (PetSmart)
6401 Roosevelt	Seattle-Tacoma-Bellevue	WA		2019	1929	—	8	38.9%	26.86	-
Aurora Marketplace	Seattle-Tacoma-Bellevue	WA	40%	2005	1991	13,400	107	97.6%	19.00	Safeway, TJ Maxx
Ballard Blocks I	Seattle-Tacoma-Bellevue	WA	50%	2018	2007	—	132	100.0%	28.27	LA Fitness, Ross Dress for Less, Trader Joe's
Ballard Blocks II	Seattle-Tacoma-Bellevue	WA	50%	2018	2018	—	117	88.5%	35.06	Bright Horizons, Kaiser Permanente, PCC Community Markets, Trufusion, West Marine
Broadway Market	Seattle-Tacoma-Bellevue	WA	20%	2014	1988	—	140	93.6%	30.25	Gold's Gym, Mosaic Salon Group, Quality Food Centers
Cascade Plaza	Seattle-Tacoma-Bellevue	WA	20%	1999	1999	—	213	79.4%	13.06	Big 5 Sporting Goods, Dollar Tree, Planet Fitness, Ross Dress For Less, Safeway, Aaron's
Eastgate Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	2018/2021	22,000	85	100.0%	32.25	Safeway, Rite Aid
Grand Ridge Plaza	Seattle-Tacoma-Bellevue	WA		2012	2018	—	331	100.0%	27.99	Bevmo!, Dick's Sporting Goods, Marshalls, Regal Cinemas,Safeway, Ulta
Inglewood Plaza	Seattle-Tacoma-Bellevue	WA		1999	1985	—	17	100.0%	49.32	-
Island Village	Seattle-Tacoma-Bellevue	WA		2023	2013	—	106	100.0%	17.72	Safeway, Rite Aid
Klahanie Shopping Center	Seattle-Tacoma-Bellevue	WA		2016	1998	—	66	96.3%	40.78	(QFC)
Melrose Market	Seattle-Tacoma-Bellevue	WA		2019	2009	—	20	92.7%	48.79	-
Overlake Fashion Plaza	Seattle-Tacoma-Bellevue	WA	40%	2005	2020	—	86	99.0%	31.75	Marshalls, Bevmo!, Amazon Go Grocery
Pine Lake Village	Seattle-Tacoma-Bellevue	WA		1999	1989	—	102	98.6%	31.35	Quality Food Centers, Planet Fitness
Roosevelt Square	Seattle-Tacoma-Bellevue	WA		2017	2017	—	149	94.4%	29.18	Whole Foods, Guitar Center, LA Fitness
Sammamish-Highlands	Seattle-Tacoma-Bellevue	WA		1999	2013	—	100	99.5%	41.56	Trader Joe's, Bartell Drugs, (Safeway)
Southcenter	Seattle-Tacoma-Bellevue	WA		1999	1990	—	57	100.0%	37.95	(Target)
Regency Centers Total						$2,309,064	58,377	96.1%	$26.03

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

See Note 16 - Commitments and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol "REG."

As of February 04, 2026, there were 175,442 holders of our common stock.

We intend to pay regular quarterly distributions to Regency Centers Corporation's common shareholders. Future distributions will be declared and paid at the discretion of our Board of Directors and will depend upon cash generated by our operating results, our financial condition, cash flows, capital requirements, future business prospects, annual dividend requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Directors deems relevant. In order to maintain Regency Centers Corporation's qualification as a REIT for federal income tax purposes, we are generally required to make annual distributions equal to at least 90% of our REIT taxable income for the taxable year, excluding any net capital gains. Under certain circumstances we could be required to make distributions in excess of cash available for distributions in order to meet such requirements. We have a dividend reinvestment plan under which our shareholders may elect to reinvest their dividends automatically in common stock. Under the plan, we may elect to purchase common stock in the open market on behalf of shareholders or may issue new common stock to such shareholders.

Under the terms of our Line, in the event of any monetary default, we may not make distributions to shareholders except to the extent necessary to maintain our REIT status.

There were no unregistered sales of equity securities during the quarter ended December 31, 2025.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended December 31, 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
October 1 through October 31, 2025	144	$72.90	—	$250,000
November 1 through November 30, 2025	—	$—	—	$250,000
December 1 through December 31, 2025	—	$—	—	$250,000

(1)
Represents shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency's Long-Term Omnibus Plan.
(2)
On February 4, 2026, our Board approved a new common stock repurchase program, which replaced an existing program. The new program authorizes up to $500 million in repurchases, and the Company may purchase shares of its outstanding common stock through open market purchases and/or privately negotiated transactions, subject to market conditions and other factors. Any stock repurchased, if not retired, will be treated as treasury stock. The expiration date of the new repurchase program is February 28, 2029, unless modified, extended or earlier terminated by the Board in its discretion.

The performance graph furnished below shows Regency's cumulative total shareholder return relative to the S&P 500 Index, the FTSE Nareit Equity REIT Index, and the FTSE Nareit Equity Shopping Centers index since December 31, 2020. The following performance graph and table do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act of 1933, as amended (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act").

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Regency Centers Corporation	$100.00	171.39	148.15	165.58	190.21	184.91
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
FTSE NAREIT Equity REITs	100.00	143.24	108.34	123.21	133.97	137.83
FTSE NAREIT Equity Shopping Centers	100.00	165.05	144.36	161.74	189.29	182.01

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executing on our Strategy

During the year ended December 31, 2025, we had Net income attributable to common shareholders of $513.8 million as compared to $386.7 million during the year ended December 31, 2024. The increase was primarily attributable to a $72.2 million gain recognized from a partial distribution-in-kind transaction and a $45.2 million increase in base rent from same properties, reflecting improved operating performance.

During the year ended December 31, 2025:

•
Our Pro-rata same property NOI, excluding termination fees, grew 5.3%, as compared to the year ended December 31, 2024, primarily attributable to improvements in base rent and recoveries from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on comparable new and renewal leases.
•
We executed 1,899 new and renewal leasing transactions representing 7.4 million Pro-rata SF with positive rent spreads of 10.8% during 2025, compared to 2,032 leasing transactions representing 9.9 million Pro-rata SF with positive rent spreads of 9.5% in 2024. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At December 31, 2025, our total property portfolio was 96.1% leased while our same property portfolio was 96.5% leased, compared to 96.3% and 96.6%, respectively, at December 31, 2024.

We continued our development and redevelopment of high-quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects totaled $597.4 million compared to $497.3 million at December 31, 2024.
•
Development and redevelopment projects completed during 2025 represented $212.4 million of estimated net project costs, with an average stabilized yield of 10.1%. A stabilized yield for development and redevelopment projects represents the incremental NOI (estimated stabilized NOI less NOI prior to project commencement) divided by the total project costs.

We maintained liquidity and financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
In February 2025, the Company received a credit rating upgrade to A- with a stable outlook, from S&P Global Ratings. The Company maintains an A3 rating with a stable outlook from Moody’s Investors Service.
•
In May 2025, the Company issued $400 million of senior unsecured notes due 2032, at a par value of 99.279% and a coupon of 5.0% (the "2025 Notes").
•
In July 2025, as consideration for the acquisition of five operating properties, the Operating Partnership issued 2,773,087 Common Units, and assumed $150 million of secured mortgage debt with a weighted average interest rate of 4.2% and an average remaining term of approximately 12 years.
•
The Company settled forward sales agreements entered into during 2024 under its At-the-Market ("ATM") program as follows:
o
In August 2025, the Company issued 673,172 shares of common stock and received $49.2 million of net proceeds.
o
In October 2025, the Company issued an additional 666,205 shares of common stock and received $49.1 million of net proceeds. Upon completion of these settlements, the Company had fully settled all forward sales agreements entered into during 2024.
•
In October 2025, the Company received a property distribution from its Regency-GRI real estate investment partnership. The distribution involved 11 of the 66 properties within the partnership, and the Company received five of these properties, which had an aggregate fair value of $113.9 million. In addition, the Company assumed an existing fixed rate mortgage loan on one property of $10 million, maturing January 2026 with an interest rate of 3.95%. The remaining six properties were distributed to the Company's partner. The Company repaid the assumed mortgage loan in full in December 2025.
•
In November 2025, the Company repaid $250 million of fixed-rate unsecured debt upon maturity.
•
As of December 31, 2025, we had $441.8 million of loans maturing during the next 12 months, including Regency's share of maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay off as they mature. Of this amount, $88.0 million was repaid at maturity on February 2, 2026.
•
At December 31, 2025, we had $1.4 billion available on the Line, which expires on March 23, 2028 unless we exercise the available options to extend the expiration for the first of two additional consecutive six-month periods, in which case the term will be extended in accordance with any such option exercise.

Leasing Activity and Significant Tenants

We believe our high-quality, neighborhood and community shopping centers located in suburban trade areas with compelling demographics create attractive spaces for retail and service providers to operate their businesses.

Pro-rata Percent Leased

The following table summarizes Pro-rata percent leased of our combined consolidated and unconsolidated shopping center portfolio:

	December 31, 2025	December 31, 2024
Percent Leased – All properties	96.1%	96.3%
Anchor Space (spaces ≥ 10,000 SF)	98.0%	98.4%
Shop Space (spaces < 10,000 SF)	93.2%	93.0%

Pro-rata Leasing Activity

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our real estate partnerships (totals as a weighted-average PSF):

	Year Ended December 31, 2025
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	34	1,030	$17.46	$28.67	$4.65
Renewal	102	3,050	15.14	0.65	0.41
Total Anchor Space Leases	136	4,080	$15.73	$7.72	$1.48
Shop Space Leases
New	586	1,155	$43.16	$51.12	$17.37
Renewal	1,177	2,214	40.89	1.45	1.30
Total Shop Space Leases	1,763	3,369	$41.67	$18.48	$6.81
Total Leases	1,899	7,449	$27.46	$12.58	$3.89

	Year Ended December 31, 2024
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	39	952	$20.06	$61.64	$6.77
Renewal	153	4,778	18.48	0.72	0.09
Total Anchor Space Leases	192	5,730	$18.76	$11.74	$1.30
Shop Space Leases
New	598	1,415	$39.91	$44.11	$14.58
Renewal	1,242	2,714	38.39	2.52	0.65
Total Shop Space Leases	1,840	4,129	$38.92	$16.98	$5.49
Total Leases	2,032	9,859	$27.19	$13.93	$3.05

The weighted-average base rent PSF on signed Shop Space leases during 2025 was $41.67 PSF, which is higher than the weighted average annual base rent PSF of all Shop Space leases due to expire during the next 12 months of $37.85 PSF. New and renewal rent spreads, compared to prior rents on these same spaces leased, were positive at 10.8% for the 12 months ended December 31, 2025, compared to 9.5% for the 12 months ended December 31, 2024.

Diversification and Concentration of Tenant Risk

We seek to reduce our risk by limiting concentration. For example, we utilize geographic diversification, as described in "Item 2. Properties" of this Report, and also seek to avoid dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	December 31, 2025
Anchor	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annual Base Rent (1)
Publix	67	5.8%	2.9%
TJX Companies, Inc.	76	3.6%	2.7%
Albertsons Companies, Inc.	52	4.1%	2.7%
Amazon/Whole Foods	39	2.6%	2.5%
Kroger Co.	51	5.9%	2.5%
(1)
Includes Regency's share of unconsolidated properties and excludes those owned by anchors.

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

We recognize that current domestic and global economic policies and conditions such as tariffs, trade deal activity, inflation, labor cost and availability, energy prices, interest rate volatility, supply chain disruptions, access to and cost of credit, and tax and regulatory changes, have introduced additional business uncertainty to some of our tenants. These economic policies and conditions could place further financial strain on our tenants by impacting sales, raising costs and compressing margins. The impacts of these policies and conditions, which could included an economic downturn or recession, could negatively impact our tenants and their ability to continue to meet their lease obligations.

Although base rent is derived from long-term lease contracts, tenants that file for bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, in a tenant bankruptcy situation it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and significant downtime to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases, we could experience a significant reduction in our revenues. As of December 31, 2025, the tenants who are currently in bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 0.69% of our Pro-rata annual base rent with no single tenant exceeding 0.5% of Pro-rata annual base rent.

For a discussion and analysis of the year ended December 31, 2024, compared to the same period in 2023, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025.

Results of Operations

Comparison of the years ended December 31, 2025 and 2024:

Changes in revenues are summarized in the following table:

(in thousands)	2025	2024	Change
Lease income
Base rent	$1,049,767	986,916	62,851
Recoveries from tenants	376,248	345,145	31,103
Percentage rent	13,916	13,777	139
Uncollectible lease income	(2,793)	(3,324)	531
Other lease income	25,364	23,722	1,642
Straight-line rent	24,495	20,300	4,195
Above/below market rent amortization, net	24,428	24,843	(415)
Total lease income	$1,511,425	1,411,379	100,046
Other property income	13,741	14,651	(910)
Management, transaction, and other fees	28,358	27,874	484
Total revenues	$1,553,524	1,453,904	99,620

Lease income increased by $100.0 million primarily due to the following:

•
$62.9 million increase in Base rent, mainly driven by the following:
o
$45.2 million increase resulting from same properties, including:
▪
$25.7 million increase due to increases from occupancy, contractual rent steps in existing leases, and positive rental spreads on new and renewal leases;
▪
$14.0 million increase due to redevelopment projects that commenced operations in 2025; and
▪
$5.5 million increase related to our acquisitions of the remaining ownership interests in and resulting consolidation of properties previously held in unconsolidated real estate partnerships;
o
$16.2 million increase from acquisitions of operating properties in 2025 as compared to 2024 activity; and
o
$5.0 million increase from rent commencements at completed development properties; partially offset by
o
$3.5 million decrease due to disposition of operating properties.
•
$31.1 million increase from contractual Recoveries from tenants which represents their proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, mainly from the following:
o
$23.2 million increase primarily driven by higher operating costs and higher recovery rates due to increased occupancy in the current year;
o
$6.5 million increase driven by the acquisition of operating properties in 2025 as compared to 2024 and rent commencements at development properties; and
o
$2.0 million increase related to our acquisitions of the remaining ownership interests in and resulting consolidation of properties previously held in unconsolidated real estate partnerships; partially offset by
o
$0.5 million decrease due to disposition of operating properties.
•
$1.6 million increase in Other lease income mainly due to increase in lease termination fee income.
•
$4.2 million increase in Straight-line rent mainly due to timing and degree of contractual rent steps and new lease commencements.

There were no significant changes in Other property income, or Management, transaction, and other fees.

Changes in our operating expenses are summarized in the following table:

(in thousands)	2025	2024	Change
Depreciation and amortization	$405,044	394,714	10,330
Property operating expense	264,877	248,637	16,240
Real estate taxes	192,282	184,415	7,867
General and administrative	99,407	101,465	(2,058)
Other operating expenses	8,849	10,867	(2,018)
Total operating expenses	$970,459	940,098	30,361

Depreciation and amortization increased by $10.3 million, mainly due to the following:

•
$16.7 million increase from acquisitions of operating properties and development properties becoming available for occupancy; and
•
$3.9 million increase related to acquisitions of the remaining ownership interests in and resulting consolidation of properties previously held in unconsolidated real estate partnerships; partially offset by
•
$9.1 million decrease from same properties mainly driven by the timing of capital expenditures being placed in service within our redevelopment projects and accelerated amortization of certain early tenant move-outs; and
•
$1.4 million decrease from dispositions of operating properties.

Property operating expense increased by $16.2 million, mainly due to the following:

•
$11.7 million increase from same properties primarily due to higher recoverable common area maintenance, management and utility expenses;
•
$4.1 million increase in acquisitions of operating properties and development properties; and
•
$1.4 million increase related to our acquisitions of the remaining ownership interests in and resulting consolidation of properties previously held in unconsolidated real estate partnerships; partially offset by
•
$1.0 million decrease due to disposition of operating properties.

Real estate taxes increased by $7.9 million, mainly due to the following:

•
$5.4 million increase from same properties primarily due to increases in real estate tax assessments across the portfolio;
•
$2.4 million increase from the acquisitions of other operating properties and development properties; and
•
$1.0 million increase related to our acquisitions of the remaining ownership interests in and resulting consolidation of properties previously held in unconsolidated real estate partnerships; partially offset by
•
$1.0 million decrease from dispositions of operating properties.

General and administrative costs decreased by $2.1 million, mainly due to the following:

•
$8.5 million decrease due to higher overhead capitalization resulting from increased development, redevelopment and leasing activity; and
•
$2.0 million decrease due to changes in the fair value of participant obligations within the deferred compensation plan, which were attributable to changes in the fair values of those investments recognized in Net investment income; partially offset by
•
$5.4 million increase in compensation costs primarily driven by performance-based incentive compensation; and
•
$3.0 million increase primarily attributable to higher costs in business promotion, charitable contributions, professional fees and other general and administrative expenses.

Other operating expenses decreased by $2.0 million, mainly due to the $7.7 million of transition costs recognized in 2024 related to the UBP acquisition, partially offset by $5.7 million increase in environmental reserve costs, development pursuit costs, and other fees.

Changes in Other expense, net are summarized in the following table:

(in thousands)	2025	2024	Change
Interest expense, net
Interest on notes payable	$208,402	187,084	21,318
Interest on unsecured credit facilities	8,343	8,566	(223)
Capitalized interest	(10,289)	(6,627)	(3,662)
Hedge expense	784	728	56
Interest income	(7,692)	(9,632)	1,940
Interest expense, net	199,548	180,119	19,429
Provision for impairment of real estate	4,606	14,304	(9,698)
Gain on sale of real estate, net of tax	(24,464)	(34,162)	9,698
Loss (gain) on early extinguishment of debt	—	180	(180)
Net investment income	(4,077)	(6,181)	2,104
Total other expense, net	$175,613	154,260	21,353

Interest expense, net increased by $19.4 million primarily due to the following:

•
$21.3 million increase in Interest on notes payable primarily due to new net public debt issuances in 2025 at higher rates as compared to 2024; and
•
$1.9 million decrease in Interest income primarily due to lower interest rates in 2025 as compared to 2024 as well as lower average balances in interest bearing accounts and shorter durations of short term investment vehicles; partially offset by
•
$3.7 million increase in Capitalized interest based on the timing and progress of our development and redevelopment projects.

In 2025, Provision for impairment of real estate of $4.6 million was recognized related to sales of five operating properties. In 2024 Provision for impairment of real estate of $14.3 million was recognized related to a sale of an operating property and the change in expected hold period of another operating property, which was subsequently sold in 2025.

During 2025, we recognized Gain on sale of real estate, net of tax of $24.5 million primarily from sales of two operating properties and two outparcels. During 2024, we recognized Gain on sale of real estate, net of tax of $34.2 million primarily from sales of five operating properties and recognition of two sales-type leases.

There were no significant changes in Loss (gain) on early extinguishments of debt.

Net investment income decreased by $2.1 million primarily driven by market volatility during the current period, including a $2.0 million decrease in returns on investments held in the non-qualified deferred compensation plan.

Equity in income of investments in real estate partnerships increased by $83.2 million due to:

•
$76.0 million increase related to a gain recognized from a partial distribution-in-kind transaction and partial sales of real estate; and
•
$7.2 million increase driven from increased occupancy and positive rental spreads on new and renewal leases.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

(in thousands)	2025	2024	Change
Net income	$540,951	409,840	131,111
Income attributable to noncontrolling interests	(13,491)	(9,452)	(4,039)
Net income attributable to the Company	527,460	400,388	127,072
Preferred stock dividends	(13,650)	(13,650)	—
Net income attributable to common shareholders	$513,810	386,738	127,072
Net income attributable to exchangeable operating partnership units ("EOP")	7,069	2,338	4,731
Net income attributable to common unit holders	$520,879	389,076	131,803

Income attributable to noncontrolling interests increased by $4.0 million, primarily due to a $4.7 million increase associated with the issuance of 2.8 million exchangeable operating partnership units to unrelated third-party sellers in connection with the acquisition of five properties in July 2025, partially offset by a $0.7 million decrease in net income from other consolidated real estate partnerships.

There was no change in Preferred stock dividends.

Net income attributable to exchangeable operating partnership units increased by $4.7 million, mainly due to the issuance of 2.8 million exchangeable operating partnership units to unrelated third-party sellers in consideration for the acquisition of five properties in July 2025.

Supplemental Earnings Information on Non-GAAP Financial Measures

We use certain non-GAAP financial measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of the operating results. We believe these non-GAAP financial measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated real estate partnerships, when read in conjunction with our reported results under GAAP. We believe presenting our Pro-rata share of operating results, along with other non-GAAP financial measures, may assist in comparing our operating results to other REITs. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP measures to determine how best to provide relevant information to the public, and thus such reported non-GAAP financial measures could change. See "Non-GAAP Financial Measures" in "Item 1. Business" for additional information regarding the definition of and other information regarding the non-GAAP financial measures we present in this Report.

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

Pro-rata Same Property NOI (Non-GAAP Financial Measures):

	Year ended December 31,
(in thousands)	2025	2024	Change
Base rent	$1,130,009	1,085,391	44,618
Recoveries from tenants	404,326	378,076	26,250
Percentage rent	15,468	15,210	258
Termination fees	6,983	6,502	481
Uncollectible lease income	(2,644)	(3,695)	1,051
Other lease income	20,131	19,412	719
Other property income	11,932	11,655	277
Total real estate revenue	1,586,205	1,512,551	73,654
Operating and maintenance	265,592	252,950	12,642
Termination expense	35	30	5
Real estate taxes	205,725	199,700	6,025
Ground rent	15,045	15,181	(136)
Total real estate operating expenses	486,397	467,861	18,536
Pro-rata same property NOI	$1,099,808	1,044,690	55,118
Less: Termination fees	6,948	6,472	476
Pro-rata same property NOI, excluding termination fees	$1,092,860	1,038,218	54,642
Pro-rata same property NOI growth, excluding termination fees			5.3%

Pro-rata same property NOI, excluding termination fees/expenses, changed from the following major components:

Total real estate revenue increased by $73.7 million, on a net basis, as follows:

•
Base rent increased by $44.6 million due to contractual rent steps in existing leases, positive rental spreads on new and renewal leases, and increases in occupancy, as well as redevelopment projects completing and operating.
•
Recoveries from tenants increased by $26.3 million due to higher recoverable expenses and increased occupancy.
•
Uncollectible lease income decreased by $1.1 million primarily driven by higher collection rates in the current period resulting in reduced levels of uncollectible lease income.

Total real estate operating expenses increased by $18.5 million, on a net basis, as follows:

•
Operating and maintenance increased by $12.6 million primarily due to increases in common area maintenance, management fees, utility costs and other tenant-recoverable costs.
•
Real estate taxes increased by $6.0 million primary due to an increase in real estate assessments across the portfolio.

Reconciliation of Pro-rata Same Property NOI to Net Income Attributable to Common Shareholders:

	Year ended December 31,
(in thousands)	2025	2024
Net income attributable to common shareholders	$513,810	386,738
Less:
Management, transaction, and other fees	28,358	27,874
Other (1)	53,842	49,944
Plus:
Depreciation and amortization	405,044	394,714
General and administrative	99,407	101,465
Other operating expense	8,849	10,867
Other expense, net	175,613	154,260
Equity in income of investments in real estate excluded from NOI (2)	(24,223)	54,040
Net income attributable to noncontrolling interests	13,491	9,452
Preferred stock dividends	13,650	13,650
NOI	1,123,441	1,047,368
Less non-same property NOI (3)	(23,633)	(2,678)
Pro-rata same property NOI	$1,099,808	1,044,690
Less: Termination fees	(6,948)	(6,472)
Pro-rata same property NOI excluding termination fees.	$1,092,860	1,038,218
(1)
Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interests.
(2)
Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.
(3)
Includes revenues and expenses attributable to Non-Same Property, Projects in Development, corporate activities, and noncontrolling interests.

Same Property Roll-forward:

Our same property pool includes the following property count, Pro-rata GLA, and changes therein:

	2025		2024
(GLA in thousands)	Property Count	GLA	Property Count	GLA
Beginning same property count	397	42,510	394	42,135
Acquired properties owned for entirety of comparable periods	3	220	4	441
Acquisition of UBP	70	4,858	—	—
Developments that reached completion by beginning of earliest comparable period presented	—	—	3	278
Disposed properties	(11)	(504)	(4)	(415)
SF adjustments (1)	—	165	—	71
Change in intended property use	—	270	—	—
Ending same property count	459	47,519	397	42,510
(1)
SF adjustments arising from re-measurements or redevelopments.

Nareit FFO, Core Operating Earnings and AFFO:

Our reconciliation of net income attributable to common shareholders to Nareit FFO, to Core Operating Earnings, and to AFFO is as follows:

	Year ended December 31,
(in thousands, except share information)	2025	2024
Reconciliation of Net income attributable to common shareholders to Nareit FFO
Net income attributable to common shareholders	$513,810	386,738
Adjustments to reconcile to Nareit FFO:(1)
Depreciation and amortization (excluding FF&E)	430,684	422,581
Provision for impairment of real estate	4,606	14,304
Gain on sale of real estate, net of tax	(100,444)	(35,069)
EOP units	7,069	2,338
Nareit FFO attributable to common stock and unit holders	$855,725	790,892
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit FFO	$855,725	790,892
Adjustments to reconcile to Core Operating Earnings:(1)
Not Comparable Items
Merger transition costs	—	7,718
Loss on early extinguishment of debt	—	180
Certain Non-Cash Items
Straight-line rent	(27,319)	(22,980)
Uncollectible straight-line rent	1,299	2,446
Above/below market rent amortization, net	(23,087)	(23,431)
Debt and derivative mark-to-market amortization	6,631	5,837
Core Operating Earnings	$813,249	760,662
Reconciliation of Core Operating Earnings to AFFO:
Core Operating Earnings	$813,249	760,662
Adjustments to reconcile to AFFO:(1)
Operating capital expenditures	(137,335)	(138,229)
Debt cost and derivative adjustments	9,074	8,391
Stock-based compensation	21,648	18,549
AFFO	$706,636	649,373
(1)
Includes Regency's share of unconsolidated investment partnerships, net of amounts attributable to noncontrolling interests.

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

Except for $200 million of private placement debt, our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. All remaining debt is held by our Operating Partnership, its subsidiaries, or by our real estate partnerships. The Operating Partnership is a guarantor of the $200 million of outstanding debt of our Parent Company, which we expect to pay off at maturity in 2026 using available liquidity. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity, and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units.

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

On May 13, 2025, the Company issued $400 million of senior unsecured notes due 2032, at a par value of 99.279% and a coupon of 5.0%. The net proceeds were used (i) to reduce the outstanding balance on the Line, (ii) for the repayment of $250 million of 3.90% unsecured public debt due November 1, 2025, upon its maturity and (iii) for general corporate purposes, which may include the future repayment of other outstanding debt.

As of December 31, 2025, we had $441.8 million of loans maturing during the next 12 months, including Regency's share of maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay off as they mature. We actively monitor the capital markets and maintain flexibility to access them opportunistically, while proactively managing our debt maturity profile to support a strong balance sheet. We currently expect to address these maturing obligations through a combination of cash flows from operations, refinancing, available liquidity under our Line, and proceeds from potential property sales. Of this amount, $88 million was repaid upon maturity on February 2, 2026.

Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next year, although, in the longer term, we can provide no assurances.

In addition to our $104.7 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	December 31, 2025
ATM program (see note 11 to our Consolidated Financial Statements)
Original offering amount	$500,000
Available capacity	$400,000
Line of Credit (see note 8 to our Consolidated Financial Statements)
Total commitment amount	$1,500,000
Available capacity (1)	$1,367,940
Maturity (2)	March 23, 2028
(1)
Net of letters of credit issued against our Line.
(2)
The Company has the option to extend the maturity for two additional six-month periods.

The declaration of dividends is determined quarterly by, and in the discretion of, our Board of Directors.

Subsequent to December 31, 2025, our Board of Directors declared the following dividends:

	Dividend Declared, per share	Declaration Date	Record Date	Payable Date
Common Stock	$0.755000	February 4, 2026	March 11, 2026	April 1, 2026
Series A Preferred Stock	$0.390625	February 4, 2026	April 15, 2026	April 30, 2026
Series B Preferred Stock	$0.367200	February 4, 2026	April 15, 2026	April 30, 2026

While future dividends on shares of our common stock will be determined at the discretion of our Board of Directors, we plan to continue paying an aggregate amount of distributions to our stock and unit holders that, at a minimum, meet the requirements to continue qualifying as a REIT for federal income tax purposes.

We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the years ended December 31, 2025 and 2024, we generated cash flows from operating activities of $827.7 million and $790.2 million, respectively, and paid $530.2 million and $507.0 million in dividends to our common and preferred stock and unit holders, in the same respective periods.

We currently have development and redevelopment projects in various stages of planning, design and construction, along with a pipeline of potential projects for future development or redevelopment. After funding the January 2026 dividends for our common and preferred stock and Operating Partnership units, we estimate that we will require capital during the next 12 months of approximately $910 million related to leasing commissions, tenant improvements, in-process developments and redevelopments, capital contributions to our real estate partnerships, and repaying maturing debt. These capital requirements may be impacted by increased costs of construction caused by, without limitation, tariffs and inflation affecting materials, labor, and services from third party contractors and suppliers. We continue to implement mitigation strategies including, but not limited to, entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from permitting delays and labor and material shortages may extend the time to completion of these projects.

If we start new developments or redevelopments, commit to property acquisitions, repay debt with cash, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

We endeavor to maintain a high percentage of unencumbered assets. As of December 31, 2025, 87.3% of our consolidated real estate assets were unencumbered. Our low level of encumbered assets allows us to more readily access the secured and unsecured debt markets and to maintain borrowing capacity on the Line.

Our Line and unsecured debt require that we remain in compliance with various customary financial covenants, which are described in Note 8 of the Consolidated Financial Statements. We were in compliance with these covenants at December 31, 2025, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

(in thousands)	2025	2024	Change
Net cash provided by operating activities	$827,692	790,198	37,494
Net cash used in investing activities	(421,140)	(326,644)	(94,496)
Net cash used in financing activities	(347,775)	(493,024)	145,249
Net change in cash, cash equivalents and restricted cash	58,777	(29,470)	88,247
Total cash, cash equivalents, and restricted cash	$120,661	61,884	58,777

Net cash provided by operating activities:

Net cash provided by operating activities increased by $37.5 million due to:

•
$42.2 million increase in cash from operations due to the timing of receipts and payments, partially offset by
•
$4.7 million decrease in operating cash flow distributions from Investments in real estate partnerships.

Net cash used in investing activities:

Net cash used in investing activities increased by $94.5 million as follows:

(in thousands)	2025	2024	Change
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $4,273 in 2025	$(104,153)	(45,405)	(58,748)
Real estate development and capital improvements	(435,112)	(343,368)	(91,744)
Proceeds from sale of real estate	124,992	108,615	16,377
Proceeds from property insurance casualty claims	—	5,286	(5,286)
Issuance of notes receivable	(838)	(32,651)	31,813
Collection of notes receivable	687	3,115	(2,428)
Investments in real estate partnerships	(44,323)	(41,345)	(2,978)
Return of capital from investments in real estate partnerships	32,549	13,034	19,515
Dividends on investment securities	1,389	453	936
Purchase of investment securities	(103,312)	(101,044)	(2,268)
Proceeds from sale of investment securities	106,981	106,666	315
Net cash used in investing activities	$(421,140)	(326,644)	(94,496)

Significant changes in investing activities include:

•
We paid $104.2 million in 2025 to purchase nine operating properties. In 2024, we paid $45.4 million to purchase one operating property.
•
During 2025, we invested $91.7 million more on real estate development and capital improvements than the comparable prior year period, as further detailed in a table below.
•
We sold seven operating properties and three land parcels in 2025 for proceeds of $125.0 million compared to six operating properties in 2024 for proceeds of $108.6 million.
•
We received property insurance claim proceeds of $5.3 million in 2024 primarily attributable to a single property that was impacted by a weather event in 2019.
•
During 2024, in connection with a secured lending transaction entered into by the Company, we issued a note receivable in the amount of $29.8 million at an interest rate of 6.8% maturing in January 2027, secured by a grocery-anchored shopping center. In addition, we issued $2.9 million of short-term notes receivable to real estate partners in 2024.
•
We collected $0.7 million in short-term note receivables from real estate partners in 2025, compared to $3.1 million in 2024.
•
Investments in real estate partnerships:

o
In 2025, we invested $44.3 million, including $32.6 million to fund our share of debt repayments, $3.2 million to fund our share of an acquisition of an operating property, and $8.6 million to fund our share of development and redevelopment activities.
o
In 2024, we invested $41.3 million, to fund our share of acquiring one operating property within an existing real estate partnership, and for our share of development and redevelopment activities, including investing in two new ground-up development projects.
•
Return of capital from our unconsolidated investments in real estate partnerships includes sales or financing proceeds:
o
During 2025, we received $32.5 million, from our share of proceeds from outparcel sales and debt financing activities.
o
During 2024, we received $13.0 million, from our share of proceeds from debt financing activities and for the partial sale of an ownership interest in a real estate partnership.
•
Purchase of investment securities and proceeds from sale of investment securities pertain to investment activities held in our captive insurance company and our deferred compensation plan, as well as:
o
During 2025, we invested approximately $90 million in commercial time deposits with proceeds received from the 2025 Notes. These commercial deposits were subsequently settled at maturity during the third and fourth quarters of 2025.
o
During 2024, we invested approximately $90 million in commercial deposits with proceeds received from the sale of the January 2024 public offering of senior unsecured notes. These commercial deposits were subsequently settled at maturity during the second quarter of 2024.

We plan to continue developing and redeveloping shopping centers for long-term investment. During 2025, we deployed capital of $435.1 million for the development, redevelopment, and capital improvement of our real estate properties, comprised of the following:

(in thousands)	2025	2024	Change
Capital expenditures:
Land acquisitions - Development	$19,136	16,885	2,251
Land acquisitions - Redevelopment	3,607	—	3,607
Building and tenant improvements	120,686	113,550	7,136
Redevelopment costs	122,565	129,553	(6,988)
Development costs	134,838	61,902	72,936
Capitalized interest	10,122	6,487	3,635
Capitalized direct compensation	24,158	14,991	9,167
Real estate development and capital improvements	$435,112	343,368	91,744
•
We acquired four land parcels for development and one for redevelopment in 2025, compared to three land parcels for development and two income-producing outparcels in 2024.
•
Building and tenant improvements increased $7.1 million in 2025, primarily related to the timing and volume of capital projects.
•
Redevelopment costs are $7.0 million lower than the prior year. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansions, facade renovations, new out-parcel building construction, and redevelopments related to tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan. The timing and duration of these projects could also result in volatility in NOI. See the tables below for more details about our redevelopment projects.
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

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					December 31, 2025
Property Name	Market	Ownership (1)	Start Date	Estimated Stabilization Year (2)	Estimated / Actual Net Development Costs (1) (3)	% of Costs Incurred	GLA (1)	Cost PSF of GLA (1) (3)

Developments In-Process
Sienna Grande Shops	Houston, TX	75%	Q2-2023	2027	$9,391	92%	23	408
The Shops at SunVet	Long Island, NY	100%	Q2-2023	2027	95,233	89%	170	560
Oakley Shops at Laurel Fields	Bay Area, CA	100%	Q3-2024	2026	35,814	88%	78	459
The Village at Seven Pines	Jacksonville, FL	100%	Q3-2025	2028	112,302	16%	239	470
Ellis Village Center (South)	Bay Area, CA	100%	Q3-2025	2028	29,660	16%	49	605
Culver Commons	Los Angeles, CA	100%	Q4-2025	2028	15,852	6%	13	1,219
Lone Tree Village	Denver, CO	100%	Q4-2025	2028	30,658	17%	158	194
Oak Valley Village	Los Angeles, CA	75%	Q4-2025	2028	43,534	3%	173	252
Total Developments In-Process					$372,444	41%	903	$412

Developments Completed
Baybrook East - Phase 1B (4)	Houston, TX	50%	Q2-2022	2026	$9,500	98%	83	114
The Shops at Stone Bridge	Cheshire, CT	100%	Q1-2024	2026	67,260	90%	162	415
Jordan Ranch Market	Houston, TX	50%	Q3-2024	2026	24,189	92%	78	310
Total Developments Completed					$100,949	91%	323	$313
(1)
Estimated net development costs and GLA are reported based on the Company’s ownership interest in the real estate partnership at completion.
(2)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(3)
Includes leasing costs and is net of tenant reimbursements.
(4)
The values are reflected at the Company's pro-rata share of 50.0%, as the project was completed prior to the Company's purchase of its partner's 50.0% ownership interest.

The following table summarizes our redevelopment projects in process and completed:

(in thousands)					December 31, 2025
Property Name	Market	Ownership (1)	Start Date	Estimated Stabilization Year (2)	Estimated Net Project Costs (1) (3)	% of Costs Incurred

Redevelopments In-Process
Bloom on Third	Los Angeles, CA	35%	Q4-2022	2027	$24,525	73%
Serramonte Center - Phase 3	San Francisco, CA	100%	Q2-2023	2026	36,989	48%
West Chester Plaza	Cincinnati, OH	100%	Q4-2024	2028	15,442	34%
Willows Shopping Center	Bay Area, CA	100%	Q4-2024	2027	16,807	40%
The Crossing Clarendon	Metro DC	100%	Q2-2025	2027	13,679	35%
East Meadow Plaza - Phase 1	Long Island, NY	100%	Q3-2024	2026	11,736	68%
East Meadow Plaza - Phase 2A	Long Island, NY	100%	Q3-2025	2027	15,969	37%
Various Redevelopments	Various	Various	Various	Various	89,834	44%
Total Redevelopments In-Process					$224,981	47%

Redevelopments Completed
Circle Marina Shops & Marketplace	Los Angeles, CA	100%	Q3-2023	2025	$15,486	99%
Avenida Biscayne	Miami, FL	100%	Q4-2023	2025	21,780	93%
Anastasia Plaza	Jacksonville, FL	100%	Q3-2024	2025	15,217	90%
Cambridge Square	Atlanta, GA	100%	Q4-2023	2025	13,027	93%
Various Properties	Various	Various	Various	Various	47,096	95%
Total Redevelopments Completed					$112,606	94%
(1)
Estimated net development costs are reported based on the Company's ownership interest in the real estate partnership at completion.
(2)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(3)
Includes leasing costs and is net of tenant reimbursements.

Net cash used in financing activities:

Net cash flows used in financing activities decreased by $145.2 million during 2025, as follows:

(in thousands)	2025	2024	Change
Cash flows from financing activities:
Net proceeds from common stock issuance	$98,167	—	98,167
Tax withholding on stock-based compensation	(6,794)	(19,540)	12,746
Common shares repurchased through share repurchase program	—	(200,066)	200,066
Redemption of exchangeable operating partnership units	(2,046)	—	(2,046)
Proceeds from sale of treasury stock	502	210	292
Contributions from noncontrolling interests	16,594	6,789	9,805
Distributions to and redemptions of noncontrolling interests	(40,994)	(12,185)	(28,809)
Distributions to exchangeable operating partnership unit holders	(5,007)	(2,952)	(2,055)
Dividends paid to common shareholders	(511,564)	(490,365)	(21,199)
Dividends paid to preferred shareholders	(13,650)	(13,650)	—
Repayment of fixed rate unsecured notes	(250,000)	(250,000)	—
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	397,116	722,860	(325,744)
Proceeds from unsecured credit facilities	650,000	722,419	(72,419)
Repayment of unsecured credit facilities	(595,000)	(809,419)	214,419
Proceeds from notes payable	10,000	12,000	(2,000)
Repayment of notes payable	(80,130)	(131,261)	51,131
Scheduled principal payments	(11,144)	(11,209)	65
Payment of financing costs	(3,825)	(16,655)	12,830
Net cash used in financing activities	$(347,775)	(493,024)	145,249

Significant changes in financing activities include the following:

•
During 2025, we received $98.2 million in Net proceeds from common stock issuance upon settling forward sales agreements under our ATM program.
•
Tax withholding on stock-based compensation totaled $6.8 million and $19.5 million during the years ended December 31, 2025 and 2024, respectively.
•
During 2024, we paid $200.1 million to repurchase 3,306,709 shares of our common stock under our prior stock repurchase program.
•
During 2025, we paid $2.0 million for the Redemption of exchangeable operating partnership units.
•
During 2025, we received $16.6 million in Contributions from noncontrolling interests for the limited partners' share of development funding compared to $6.8 million in 2024.
•
During 2025, we distributed $41.0 million to limited partners, including redemption of non-controlling interest in two real estate partnerships. During 2024, we distributed $12.2 million to limited partners, including proceeds to partially redeem a non-controlling interest in one real estate partnership.
•
We paid $23.3 million more in Dividends paid to common shareholders and Distributions to exchangeable operating partnership unit holders in 2025 as a result of a higher dividend rate and an increase in the total number of shares and units outstanding.
•
We had the following debt related activity during 2025:
o
We repaid $250.0 million in unsecured public debt,
o
We received $397.1 million in proceeds from issuing unsecured public debt,
o
We received $55.0 million in net proceeds from our Line,
o
We received $10.0 million in proceeds from a mortgage refinancing,
o
We paid $91.3 million for debt repayments, including:
▪
$80.1 million for repaying seven mortgage loans at maturity, and
▪
$11.1 million in principal mortgage payments.
o
We paid $3.8 million in loan costs relating to the unsecured public debt offering.
•
We had the following debt related activity during 2024:
o
We repaid $250.0 million in unsecured public debt,
o
We received $722.9 million from issuing unsecured public debt
o
We repaid a net $87.0 million on our Line,

o
We received $12.0 million from a mortgage refinancing,
o
We paid $142.5 million for debt repayments, including:
▪
$131.3 million for repaying three mortgage loans at maturity, and
▪
$11.2 million in principal mortgage payments.
o
We paid $16.7 million in loan costs relating to the recast of the Line as well as the unsecured public debt offering.

Contractual Obligations and Other Commitments

We have material cash obligations at December 31, 2025, which are discussed in our notes to Consolidated Financial Statements and include:

•
Mortgage loans, unsecured notes, and unsecured credit facilities as discussed in note 8, and related interest rate swaps as discussed in note 9;
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
•
Letters of credit of $12.9 million issued to cover our captive insurance program and performance obligations on certain development projects, the latter of which will be satisfied upon completion of the development projects;
•
Obligations for retirement savings plans due to uncertainty around timing of participant withdrawals, which are solely within the control of the participant, and are further discussed in note 13; and
•
We will also incur obligations related to construction or development contracts on projects in process, as further described in the Liquidity and Capital Resources section; however, future amounts under these construction contracts are not due until future satisfactory performance under the contracts.

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

Recent Accounting Pronouncements

See note 1 to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two significant components of interest rate risk:

•
Under the Line, as further described in note 8 to the Consolidated Financial Statements, we have a variable interest rate that, as of December 31, 2025, was based upon an annual rate of Secured Overnight Financing Rate ("SOFR") plus a 0.10% market adjustment ("Adjusted SOFR") plus an applicable margin of 0.685%. SOFR rates charged on our Line change daily, and the applicable margin on the Line is dependent upon maintaining specific credit ratings or leverage targets, as well as meeting specific sustainability target thresholds. If our credit ratings were downgraded or if we fail to meet the leverage targets or sustainability target thresholds, the applicable margin on the Line would increase, resulting in higher interest costs. As of December 31, 2025 the Adjusted SOFR plus the applicable margin of 0.685% was 4.445%.
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

We continuously monitor capital market conditions and assess our ability to favorably refinance maturing debt and to fund our commitments. Based on our current credit ratings, the available capacity under our unsecured credit facility, and the number of unencumbered high quality properties we own that could serve as collateral, we believe we will be able to issue new secured or unsecured debt to finance maturing debt obligations; however, the extent to which capital market volatility and changes in interest rates may adversely affect the cost or availability of such financing remains uncertain.

The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of December 31, 2025. For variable rate mortgages and unsecured credit facilities for which we have interest rate swaps in place to fix the interest rate, they are included in the Fixed rate debt section below at their all-in fixed rate. The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of December 31, 2025, and are subject to change. In addition, we continually assess the market risk for floating rate debt and believe that an increase of 100 basis points in interest rates would decrease future earnings and cash flows by approximately $1.2 million per year based on $120.0 million floating rate line of credit balance outstanding at December 31, 2025.

Further, the table below incorporates only those exposures that exist as of December 31, 2025, and does not consider exposures or positions that could arise after that date or obligations repaid before maturity. Since firm but unused commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

The table below presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding at each year-end, and fair value of total debt as of December 31, 2025:

(dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed rate debt (1)	$360,684	757,610	360,305	527,739	607,608	2,064,885	4,678,831	4,554,628
Average interest rate for all fixed rate debt (2)	4.21%	4.33%	4.32%	4.54%	4.79%	4.81%
Variable rate SOFR debt (1)	$—	—	120,000	—	—	—	120,000	120,000
Average interest rate for all variable rate debt (2)	4.45%	4.45%	4.45%	—%	—%	—%
(1)
Reflects amount of debt maturities during each of the years presented as of December 31, 2025.
(2)
Reflects weighted average interest rates of debt outstanding at the end of each year presented. For variable rate debt, the rate as of December 31, 2025, was used to determine the average interest rate for all future periods.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Regency Centers Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of expected hold periods for certain real estate assets

As discussed in Note 1 to the consolidated financial statements and presented on the consolidated balance sheet, real estate assets, less accumulated depreciation was $11.3 billion as of December 31, 2025. The Company evaluates real estate properties (including any related amortizable intangible assets or liabilities) for impairment whenever there are events or changes in circumstances that indicate the carrying value of the real estate properties may not be recoverable.

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

February 13, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Regency Centers Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Regency Centers Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 13, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

February 13, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Regency Centers Corporation

and the Partners of Regency Centers, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Regency Centers, L.P. and subsidiaries (the Partnership) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2026 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Evaluation of expected hold periods for certain real estate assets

As discussed in Note 1 to the consolidated financial statements and presented on the consolidated balance sheet, real estate assets, less accumulated depreciation was $11.3 billion as of December 31, 2025. The Partnership evaluates real estate properties (including any related amortizable intangible assets or liabilities) for impairment whenever there are events or changes in circumstances that indicate the carrying value of the real estate properties may not be recoverable.

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

February 13, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Regency Centers Corporation

and the Partners of Regency Centers, L.P.:

Opinion on Internal Control Over Financial Reporting

We have audited Regency Centers, L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III - Consolidated Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 13, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Jacksonville, Florida

February 13, 2026

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

December 31, 2025 and 2024

(in thousands, except share data)

	2025	2024
Assets
Net real estate investments:
Real estate assets, at cost	$14,561,924	13,698,419
Less: accumulated depreciation	3,267,728	2,960,399
Real estate assets, net	11,294,196	10,738,020
Investments in sales-type leases, net	16,727	16,291
Investments in real estate partnerships	349,856	399,044
Net real estate investments	11,660,779	11,153,355
Cash, cash equivalents, and restricted cash, including $16,004 and $5,601 of restricted cash at December 31, 2025 and 2024, respectively	120,661	61,884
Tenant and other receivables, net	273,862	255,495
Deferred leasing costs, less accumulated amortization of $138,391 and $131,080 at December 31, 2025 and 2024, respectively	97,253	79,911
Acquired lease intangible assets, less accumulated amortization of $421,433 and $395,209 at December 31, 2025 and 2024, respectively	254,201	229,983
Right of use assets, net	315,804	322,287
Other assets	278,723	289,046
Total assets	$13,001,283	12,391,961
Liabilities and Equity
Liabilities:
Notes payable, net	$4,619,301	4,343,700
Unsecured credit facility	120,000	65,000
Accounts payable and other liabilities	391,847	392,302
Acquired lease intangible liabilities, less accumulated amortization of $243,040 and $222,052 at December 31, 2025 and 2024, respectively	356,454	364,608
Lease liabilities	242,368	244,861
Tenants' security, escrow deposits and prepaid rent	89,707	81,183
Total liabilities	5,819,677	5,491,654
Commitments and contingencies	—	—
Equity:
Shareholders' equity:
Preferred stock $0.01 par value per share, 30,000,000 shares authorized; 9,000,000 shares issued and outstanding, in the aggregate, in Series A and Series B at December 31, 2025 and 2024	225,000	225,000
Common stock $0.01 par value per share, 220,000,000 shares authorized; 182,902,234 and 181,361,454 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,829	1,814
Treasury stock at cost, 494,307 and 479,251 shares held at December 31, 2025 and 2024, respectively	(31,075)	(28,045)
Additional paid-in-capital	8,704,138	8,503,227
Accumulated other comprehensive (loss) income	(4,220)	2,226
Distributions in excess of net income	(1,988,782)	(1,980,076)
Total shareholders' equity	6,906,890	6,724,146
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $264,950 and $81,076 at December 31, 2025 and 2024, respectively	144,940	40,744
Limited partners' interests in consolidated partnerships	129,776	135,417
Total noncontrolling interests	274,716	176,161
Total equity	7,181,606	6,900,307
Total liabilities and equity	$13,001,283	12,391,961

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the years ended December 31, 2025, 2024, and 2023

(in thousands, except per share data)

	2025	2024	2023
Revenues:
Lease income	$1,511,425	1,411,379	1,283,939
Other property income	13,741	14,651	11,573
Management, transaction, and other fees	28,358	27,874	26,954
Total revenues	1,553,524	1,453,904	1,322,466
Operating expenses:
Depreciation and amortization	405,044	394,714	352,282
Property operating expense	264,877	248,637	229,209
Real estate taxes	192,282	184,415	165,560
General and administrative	99,407	101,465	97,806
Other operating expenses	8,849	10,867	9,459
Total operating expenses	970,459	940,098	854,316
Other expense, net:
Interest expense, net	199,548	180,119	154,249
Provision for impairment of real estate	4,606	14,304	—
Gain on sale of real estate, net of tax	(24,464)	(34,162)	(661)
Loss (gain) on early extinguishment of debt	—	180	(99)
Net investment income	(4,077)	(6,181)	(5,665)
Total other expense, net	175,613	154,260	147,824
Income before equity in income of investments in real estate partnerships	407,452	359,546	320,326
Equity in income of investments in real estate partnerships	133,499	50,294	50,541
Net income	540,951	409,840	370,867
Noncontrolling interests:
Exchangeable operating partnership units ("EOP")	(7,069)	(2,338)	(2,008)
Limited partners' interests in consolidated partnerships	(6,422)	(7,114)	(4,302)
Net income attributable to noncontrolling interests	(13,491)	(9,452)	(6,310)
Net income attributable to the Company	527,460	400,388	364,557
Preferred stock dividends	(13,650)	(13,650)	(5,057)
Net income attributable to common shareholders	$513,810	386,738	359,500

Net income attributable to common shareholders:
Per common share - basic	$2.82	2.12	2.04
Per common share - diluted	$2.82	2.11	2.04

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2025, 2024, and 2023

(in thousands)

	2025	2024	2023
Net income	$540,951	409,840	370,867
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(2,659)	12,523	(2,448)
Reclassification adjustment of derivative instruments included in net income	(4,738)	(8,895)	(7,536)
Unrealized gain (loss) on available-for-sale debt securities	436	(32)	337
Other comprehensive (loss) income	(6,961)	3,596	(9,647)
Comprehensive income	533,990	413,436	361,220
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	13,491	9,452	6,310
Other comprehensive (loss) income attributable to noncontrolling interests	(515)	62	(779)
Comprehensive income attributable to noncontrolling interests	12,976	9,514	5,531
Comprehensive income attributable to the Company	$521,014	403,922	355,689

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the years ended December 31, 2025, 2024, and 2023

(in thousands, except per share data)

	Shareholders' Equity							Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	1,711	(24,461)	7,877,152	7,560	(1,764,977)	6,096,985	34,489	46,565	81,054	6,178,039
Net income	—	—	—	—	—	364,557	364,557	2,008	4,302	6,310	370,867
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	—	(2,063)	—	(2,063)	(9)	(39)	(48)	(2,111)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	(6,805)	—	(6,805)	(39)	(692)	(731)	(7,536)
Adjustment for noncontrolling interests	—	—	—	13,518	—	—	13,518	(13,518)	—	(13,518)	—
Deferred compensation plan, net	—	—	(1,027)	1,027	—	—	—	—	—	—	—
Amortization of equity awards	—	2	—	20,439	—	—	20,441	—	—	—	20,441
Tax withholding on stock-based compensation	—	—	—	(7,074)	—	—	(7,074)	—	—	—	(7,074)
Common stock repurchased and retired	—	(3)	—	(20,003)	—	—	(20,006)	—	—	—	(20,006)
Repurchase of EOP units	—	—	—	—	—	—	—	(9,163)	—	(9,163)	(9,163)
Common stock issued under dividend reinvestment plan	—	—	—	622	—	—	622	—	—	—	622
Common stock issued for exchangeable units exchanged	—	—	—	198	—	—	198	(198)	—	(198)	—
Common stock issued, net of issuance costs	—	136	—	818,361	—	—	818,497	—	—	—	818,497
Issuance of EOP units	—	—	—	—	—	—	—	31,253	—	31,253	31,253
Issuance of preferred stock	225,000	—	—	—	—	—	225,000	—	—	—	225,000
Contributions from partners	—	—	—	—	—	—	—	—	74,730	74,730	74,730
Distributions to partners	—	—	—	—	—	—	—	—	(7,813)	(7,813)	(7,813)
Dividends declared:
Preferred stock stock/unit (Series A: $0.781250 per share/unit; Series B: $0.734400 per share/unit)	—	—	—	—	—	(5,057)	(5,057)	—	—	—	(5,057)
Common stock/unit ($2.620 per share/unit)	—	—	—	—	—	(466,126)	(466,126)	(2,628)	—	(2,628)	(468,754)
Balance at December 31, 2023	$225,000	1,846	(25,488)	8,704,240	(1,308)	(1,871,603)	7,032,687	42,195	117,053	159,248	7,191,935

	Shareholders' Equity							Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$225,000	1,846	(25,488)	8,704,240	(1,308)	(1,871,603)	7,032,687	42,195	117,053	159,248	7,191,935
Net income	—	—	—	—	—	400,388	400,388	2,338	7,114	9,452	409,840
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	11,845	—	11,845	70	576	646	12,491
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(8,311)	—	(8,311)	(50)	(534)	(584)	(8,895)
Adjustment for noncontrolling interests	—	—	—	(10,833)	—	—	(10,833)	2,119	8,714	10,833	—
Deferred compensation plan, net	—	—	(2,557)	2,557	—	—	—	—	—	—	—
Amortization of equity awards	—	1	—	24,916	—	—	24,917	—	—	—	24,917
Tax withholding on stock-based compensation	—	—	—	(19,012)	—	—	(19,012)	—	—	—	(19,012)
Common stock repurchased and retired	—	(33)	—	(200,033)	—	—	(200,066)	—	—	—	(200,066)
Common stock issued under dividend reinvestment plan	—	—	—	657	—	—	657	—	—	—	657
Common stock issued for exchangeable units exchanged	—	—	—	735	—	—	735	(735)	—	(735)	—
Contributions from partners	—	—	—	—	—	—	—	—	14,679	14,679	14,679
Distributions to partners	—	—	—	—	—	—	—	—	(12,185)	(12,185)	(12,185)
Dividends declared:
Preferred stock stock/unit (Series A: $1.562500 per share/unit; Series B: $1.468800 per share/unit)	—	—	—	—	—	(13,650)	(13,650)	—	—	—	(13,650)
Common stock/unit ($2.715 per share/unit)	—	—	—	—	—	(495,211)	(495,211)	(5,193)	—	(5,193)	(500,404)
Balance at December 31, 2024	$225,000	1,814	(28,045)	8,503,227	2,226	(1,980,076)	6,724,146	40,744	135,417	176,161	6,900,307

	Shareholders' Equity							Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$225,000	1,814	(28,045)	8,503,227	2,226	(1,980,076)	6,724,146	40,744	135,417	176,161	6,900,307
Net income	—	—	—	—	—	527,460	527,460	7,069	6,422	13,491	540,951
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	—	(2,070)	—	(2,070)	(2)	(151)	(153)	(2,223)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	(4,376)	—	(4,376)	(42)	(320)	(362)	(4,738)
Adjustment for noncontrolling interests	—	—	—	83,514	—	—	83,514	(95,323)	11,809	(83,514)	—
Deferred compensation plan, net	—	—	(3,030)	3,030	—	—	—	—	—	—	—
Amortization of equity awards	—	2	—	22,085	—	—	22,087	—	—	—	22,087
Tax withholding on stock-based compensation	—	—	—	(6,794)	—	—	(6,794)	—	—	—	(6,794)
Repurchase of EOP units	—	—	—	—	—	—	—	(2,046)	—	(2,046)	(2,046)
Common stock issued under dividend reinvestment plan	—	—	—	722	—	—	722	—	—	—	722
Common stock issued for exchangeable units exchanged	—	—	—	200	—	—	200	(200)	—	(200)	—
Common stock issued, net of issuance costs	—	13	—	98,154	—	—	98,167	—	—	—	98,167
Contributions from partners	—	—	—	—	—	—	—	201,872	17,593	219,465	219,465
Distributions to partners	—	—	—	—	—	—	—	—	(40,994)	(40,994)	(40,994)
Dividends declared:
Preferred stock stock/unit (Series A: $1.562500 per share/unit; Series B: $1.468800 per share/unit)	—	—	—	—	—	(13,650)	(13,650)	—	—	—	(13,650)
Common stock/unit ($2.870 per share/unit)	—	—	—	—	—	(522,516)	(522,516)	(7,132)	—	(7,132)	(529,648)
Balance at December 31, 2025	$225,000	1,829	(31,075)	8,704,138	(4,220)	(1,988,782)	6,906,890	144,940	129,776	274,716	7,181,606

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2025, 2024, and 2023

(in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$540,951	409,840	370,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	405,044	394,714	352,282
Amortization of deferred financing costs and debt premiums	15,011	13,096	8,252
Amortization of above and below market lease intangibles, net	(22,290)	(22,701)	(29,130)
Stock-based compensation, net of capitalization	19,459	23,504	20,075
Equity in income of investments in real estate partnerships	(133,499)	(50,294)	(50,541)
Gain on sale of real estate, net of tax	(24,464)	(34,162)	(661)
Provision for impairment of real estate, net of tax	4,606	14,304	—
Loss (gain) on early extinguishment of debt	—	180	(99)
Distribution of earnings from investments in real estate partnerships	64,471	69,156	66,531
Deferred compensation expense	3,272	5,256	4,782
Realized and unrealized gain on investments	(4,119)	(5,930)	(5,571)
Changes in assets and liabilities:
Tenant and other receivables	(18,519)	(24,219)	(13,904)
Deferred leasing costs	(18,961)	(11,703)	(11,156)
Other assets	(1,962)	1,818	3,028
Accounts payable and other liabilities	(7,868)	4,253	5,152
Tenants' security, escrow deposits and prepaid rent	6,560	3,086	(316)
Net cash provided by operating activities	827,692	790,198	719,591
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $4,273 in 2025	(104,153)	(45,405)	(45,386)
Acquisition of UBP, net of cash acquired of $14,143	—	—	(82,389)
Real estate development and capital improvements	(435,112)	(343,368)	(232,855)
Proceeds from sale of real estate	124,992	108,615	11,167
Proceeds from property insurance casualty claims	—	5,286	—
Issuance of notes receivable	(838)	(32,651)	(4,000)
Collection of notes receivable	687	3,115	4,000
Investments in real estate partnerships	(44,323)	(41,345)	(13,119)
Return of capital from investments in real estate partnerships	32,549	13,034	11,308
Dividends on investment securities	1,389	453	1,283
Purchase of investment securities	(103,312)	(101,044)	(7,990)
Proceeds from sale of investment securities	106,981	106,666	16,003
Net cash used in investing activities	(421,140)	(326,644)	(341,978)

	2025	2024	2023
Cash flows from financing activities:
Net proceeds from common stock issuance	$98,167	—	(33)
Tax withholding on stock-based compensation	(6,794)	(19,540)	(7,662)
Common shares repurchased through share repurchase program	—	(200,066)	(20,006)
Redemption of exchangeable operating partnership units	(2,046)	—	(9,163)
Proceeds from sale of treasury stock	502	210	103
Contributions from noncontrolling interests	16,594	6,789	10,238
Distributions to and redemptions of noncontrolling interests	(40,994)	(12,185)	(7,813)
Distributions to exchangeable operating partnership unit holders	(5,007)	(2,952)	(2,368)
Dividends paid to common shareholders	(511,564)	(490,365)	(453,065)
Dividends paid to preferred shareholders	(13,650)	(13,650)	(3,413)
Repayment of fixed rate unsecured notes	(250,000)	(250,000)	—
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	397,116	722,860	—
Proceeds from unsecured credit facilities	650,000	722,419	557,000
Repayment of unsecured credit facilities	(595,000)	(809,419)	(405,000)
Proceeds from notes payable	10,000	12,000	59,500
Repayment of notes payable	(80,130)	(131,261)	(61,592)
Scheduled principal payments	(11,144)	(11,209)	(11,235)
Payment of financing costs	(3,825)	(16,655)	(526)
Net cash used in financing activities	(347,775)	(493,024)	(355,035)
Net change in cash, cash equivalents and restricted cash	58,777	(29,470)	22,578
Cash, cash equivalents, and restricted cash at beginning of the year	61,884	91,354	68,776
Cash, cash equivalents, and restricted cash at end of the year	$120,661	$61,884	91,354

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $10,289, $6,627, and $5,695 in 2025, 2024, and 2023, respectively)	$179,216	161,356	147,176
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$143,260	133,114	126,683
Right of use assets obtained in exchange for new operating lease liabilities	$278	1,271	36,577
Sale of leased asset in exchange for net investment in sales-type lease	$—	2,846	8,510
Acquisition of operating real estate:
Tenant and other receivable and other assets	$1,389	231	37,799
Acquired lease intangible assets	$55,081	5,359	136,652
Notes payable assumed in acquisition, at fair value	$166,480	—	284,706
Intangible liabilities, accounts payable and other liabilities	$23,198	6,580	119,750
Noncontrolling interest assumed in acquisition, at fair value	$—	—	64,492
Common stock exchanged for UBP shares	$—	—	818,530
Preferred stock exchanged for UBP shares	$—	—	225,000
Acquisition of previously unconsolidated real estate investments:
Acquired lease intangible assets	$23,237	—	—
Notes payable assumed in acquisition, at fair value	$38,485	—	—
Intangible liabilities, Accounts payable and other liabilities	$9,918	—	—
Acquisition of real estate assets	$127,820	—	—
Exchangeable operating partnership units issued for acquisition of real estate	$199,662	—	31,253
Change in accrued capital expenditures	$8,207	14,036	8,877
Contributions to investments in real estate partnerships	$1,050	18,459	920
Contributions from limited partners in consolidated partnerships	$3,209	7,890	—

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

December 31, 2025 and 2024

(in thousands, except unit data)

	2025	2024
Assets
Net real estate investments:
Real estate assets, at cost	$14,561,924	13,698,419
Less: accumulated depreciation	3,267,728	2,960,399
Real estate assets, net	11,294,196	10,738,020
Investments in sales-type leases, net	16,727	16,291
Investments in real estate partnerships	349,856	399,044
Net real estate investments	11,660,779	11,153,355
Cash, cash equivalents, and restricted cash, including $16,004 and $5,601 of restricted cash at December 31, 2025 and 2024, respectively	120,661	61,884
Tenant and other receivables, net	273,862	255,495
Deferred leasing costs, less accumulated amortization of $138,391 and $131,080 at December 31, 2025 and 2024, respectively	97,253	79,911
Acquired lease intangible assets, less accumulated amortization of $421,433 and $395,209 at December 31, 2025 and 2024, respectively	254,201	229,983
Right of use assets, net	315,804	322,287
Other assets	278,723	289,046
Total assets	$13,001,283	12,391,961
Liabilities and Capital
Liabilities:
Notes payable, net	$4,619,301	4,343,700
Unsecured credit facility	120,000	65,000
Accounts payable and other liabilities	391,847	392,302
Acquired lease intangible liabilities, less accumulated amortization of $243,040 and $222,052 at December 31, 2025 and 2024, respectively	356,454	364,608
Lease liabilities	242,368	244,861
Tenants' security, escrow deposits and prepaid rent	89,707	81,183
Total liabilities	5,819,677	5,491,654
Commitments and contingencies	—	—
Capital:
Partners' capital:
Preferred units $0.01 par value per unit, 30,000,000 units authorized; 9,000,000 units issued and outstanding, in the aggregate, in Series A and Series B at December 31, 2025 and 2024	225,000	225,000
General partner's common units, 182,902,234 and 181,361,454 units issued and outstanding at December 31, 2025 and 2024, respectively	6,686,110	6,496,920
Limited partners' common units, 3,838,188 and 1,096,659 units issued and outstanding at December 31, 2025 and 2024, respectively	144,940	40,744
Accumulated other comprehensive (loss) income	(4,220)	2,226
Total partners' capital	7,051,830	6,764,890
Noncontrolling interest: Limited partners' interests in consolidated partnerships	129,776	135,417
Total capital	7,181,606	6,900,307
Total liabilities and capital	$13,001,283	12,391,961

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the years ended December 31, 2025, 2024, and 2023

(in thousands, except per unit data)

	2025	2024	2023
Revenues:
Lease income	$1,511,425	1,411,379	1,283,939
Other property income	13,741	14,651	11,573
Management, transaction, and other fees	28,358	27,874	26,954
Total revenues	1,553,524	1,453,904	1,322,466
Operating expenses:
Depreciation and amortization	405,044	394,714	352,282
Property operating expense	264,877	248,637	229,209
Real estate taxes	192,282	184,415	165,560
General and administrative	99,407	101,465	97,806
Other operating expenses	8,849	10,867	9,459
Total operating expenses	970,459	940,098	854,316
Other expense, net:
Interest expense, net	199,548	180,119	154,249
Provision for impairment of real estate	4,606	14,304	—
Gain on sale of real estate, net of tax	(24,464)	(34,162)	(661)
Loss (gain) on early extinguishment of debt	—	180	(99)
Net investment income	(4,077)	(6,181)	(5,665)
Total other expense, net	175,613	154,260	147,824
Income before equity in income of investments in real estate partnerships	407,452	359,546	320,326
Equity in income of investments in real estate partnerships	133,499	50,294	50,541
Net income	540,951	409,840	370,867
Limited partners' interests in consolidated partnerships	(6,422)	(7,114)	(4,302)
Net income attributable to the Partnership	534,529	402,726	366,565
Preferred unit distributions	(13,650)	(13,650)	(5,057)
Net income attributable to common unit holders	$520,879	389,076	361,508

Net income attributable to common unit holders:
Per common unit - basic	$2.83	2.12	2.04
Per common unit - diluted	$2.82	2.11	2.04

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2025, 2024, and 2023

(in thousands)

	2025	2024	2023
Net income	$540,951	409,840	370,867
Other comprehensive (loss) income:
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	(2,659)	12,523	(2,448)
Reclassification adjustment of derivative instruments included in net income	(4,738)	(8,895)	(7,536)
Unrealized gain (loss) on available-for-sale debt securities	436	(32)	337
Other comprehensive (loss) income	(6,961)	3,596	(9,647)
Comprehensive income	533,990	413,436	361,220
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	6,422	7,114	4,302
Other comprehensive (loss) income attributable to noncontrolling interests	(471)	42	(731)
Comprehensive income attributable to noncontrolling interests	5,951	7,156	3,571
Comprehensive income attributable to the Partnership	$528,039	406,280	357,649

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the years ended December 31, 2025, 2024, and 2023

(in thousands)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests in Limited Partners' Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2022	$6,089,425	34,489	7,560	6,131,474	46,565	6,178,039
Net income	364,557	2,008	—	366,565	4,302	370,867
Other comprehensive loss
Other comprehensive loss before reclassification	—	(9)	(2,063)	(2,072)	(39)	(2,111)
Amounts reclassified from accumulated other comprehensive loss	—	(39)	(6,805)	(6,844)	(692)	(7,536)
Adjustment for noncontrolling interests in the Operating Partnership	13,518	(13,518)	—	—	—	—
Contributions from partners	—	—	—	—	74,730	74,730
Issuance of EOP units	—	31,253	—	31,253	—	31,253
Distributions to partners	(466,126)	(2,628)	—	(468,754)	(7,813)	(476,567)
Preferred unit distributions	(5,057)	—	—	(5,057)	—	(5,057)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	20,441	—	—	20,441	—	20,441
Repurchase of EOP units	—	(9,163)	—	(9,163)	—	(9,163)
Preferred units issued as a result of preferred stock issued by Parent Company, net of issuance costs	225,000	—	—	225,000	—	225,000
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(20,006)	—	—	(20,006)	—	(20,006)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	818,497	—	—	818,497	—	818,497
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(6,452)	—	—	(6,452)	—	(6,452)
EOP units exchanged for common stock of Parent Company	198	(198)	—	—	—	—
Balance at December 31, 2023	$7,033,995	42,195	(1,308)	7,074,882	117,053	7,191,935
Net income	400,388	2,338	—	402,726	7,114	409,840
Other comprehensive income
Other comprehensive income before reclassification	—	70	11,845	11,915	576	12,491
Amounts reclassified from accumulated other comprehensive income	—	(50)	(8,311)	(8,361)	(534)	(8,895)
Adjustment for noncontrolling interests in the Operating Partnership	(10,833)	2,119	—	(8,714)	8,714	—
Contributions from partners	—	—	—	—	14,679	14,679
Distributions to partners	(495,211)	(5,193)	—	(500,404)	(12,185)	(512,589)
Preferred unit distributions	(13,650)	—	—	(13,650)	—	(13,650)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	24,917	—	—	24,917	—	24,917
Common units repurchased and retired as a result of common stock repurchased and retired by Parent Company	(200,066)	—	—	(200,066)	—	(200,066)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(18,355)	—	—	(18,355)	—	(18,355)
EOP units exchanged for common stock of Parent Company	735	(735)	—	—	—	—
Balance at December 31, 2024	$6,721,920	40,744	2,226	6,764,890	135,417	6,900,307

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests in Limited Partners' Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2024	$6,721,920	40,744	2,226	6,764,890	135,417	6,900,307
Net income	527,460	7,069	—	534,529	6,422	540,951
Other comprehensive loss
Other comprehensive loss before reclassification	—	(2)	(2,070)	(2,072)	(151)	(2,223)
Amounts reclassified from accumulated other comprehensive loss	—	(42)	(4,376)	(4,418)	(320)	(4,738)
Adjustment for noncontrolling interests in the Operating Partnership	83,514	(95,323)	—	(11,809)	11,809	—
Contributions from partners	—	201,872	—	201,872	17,593	219,465
Distributions to partners	(522,516)	(7,132)	—	(529,648)	(40,994)	(570,642)
Preferred unit distributions	(13,650)	—	—	(13,650)	—	(13,650)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	22,087	—	—	22,087	—	22,087
Repurchase of EOP units	—	(2,046)	—	(2,046)	—	(2,046)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	98,167	—	—	98,167	—	98,167
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(6,072)	—	—	(6,072)	—	(6,072)
EOP units exchanged for common stock of Parent Company	200	(200)	—	—	—	—
Balance at December 31, 2025	$6,911,110	144,940	(4,220)	7,051,830	129,776	7,181,606

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the years ended December 31, 2025, 2024, and 2023

(in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$540,951	409,840	370,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	405,044	394,714	352,282
Amortization of deferred financing costs and debt premiums	15,011	13,096	8,252
Amortization of above and below market lease intangibles, net	(22,290)	(22,701)	(29,130)
Stock-based compensation, net of capitalization	19,459	23,504	20,075
Equity in income of investments in real estate partnerships	(133,499)	(50,294)	(50,541)
Gain on sale of real estate, net of tax	(24,464)	(34,162)	(661)
Provision for impairment of real estate, net of tax	4,606	14,304	—
Loss (gain) on early extinguishment of debt	—	180	(99)
Distribution of earnings from investments in real estate partnerships	64,471	69,156	66,531
Deferred compensation expense	3,272	5,256	4,782
Realized and unrealized gain on investments	(4,119)	(5,930)	(5,571)
Changes in assets and liabilities:
Tenant and other receivables	(18,519)	(24,219)	(13,904)
Deferred leasing costs	(18,961)	(11,703)	(11,156)
Other assets	(1,962)	1,818	3,028
Accounts payable and other liabilities	(7,868)	4,253	5,152
Tenants' security, escrow deposits and prepaid rent	6,560	3,086	(316)
Net cash provided by operating activities	827,692	790,198	719,591
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $4,273 in 2025	(104,153)	(45,405)	(45,386)
Acquisition of UBP, net of cash acquired of $14,143	—	—	(82,389)
Real estate development and capital improvements	(435,112)	(343,368)	(232,855)
Proceeds from sale of real estate	124,992	108,615	11,167
Proceeds from property insurance casualty claims	—	5,286	—
Issuance of notes receivable	(838)	(32,651)	(4,000)
Collection of notes receivable	687	3,115	4,000
Investments in real estate partnerships	(44,323)	(41,345)	(13,119)
Return of capital from investments in real estate partnerships	32,549	13,034	11,308
Dividends on investment securities	1,389	453	1,283
Purchase of investment securities	(103,312)	(101,044)	(7,990)
Proceeds from sale of investment securities	106,981	106,666	16,003
Net cash used in investing activities	(421,140)	(326,644)	(341,978)

	2025	2024	2023
Cash flows from financing activities:
Net proceeds from common stock issuance	$98,167	—	(33)
Tax withholding on stock-based compensation	(6,794)	(19,540)	(7,662)
Common units repurchased through share repurchase program	—	(200,066)	(20,006)
Redemption of exchangeable operating partnership units	(2,046)	—	(9,163)
Proceeds from sale of treasury stock	502	210	103
Contributions from noncontrolling interests	16,594	6,789	10,238
Distributions to and redemptions of noncontrolling interests	(40,994)	(12,185)	(7,813)
Distributions to partners	(516,571)	(493,317)	(455,433)
Dividends paid to preferred unit holders	(13,650)	(13,650)	(3,413)
Repayment of fixed rate unsecured notes	(250,000)	(250,000)	—
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	397,116	722,860	—
Proceeds from unsecured credit facilities	650,000	722,419	557,000
Repayment of unsecured credit facilities	(595,000)	(809,419)	(405,000)
Proceeds from notes payable	10,000	12,000	59,500
Repayment of notes payable	(80,130)	(131,261)	(61,592)
Scheduled principal payments	(11,144)	(11,209)	(11,235)
Payment of financing costs	(3,825)	(16,655)	(526)
Net cash used in financing activities	(347,775)	(493,024)	(355,035)
Net change in cash, cash equivalents and restricted cash	58,777	(29,470)	22,578
Cash, cash equivalents, and restricted cash at beginning of the year	61,884	91,354	68,776
Cash, cash equivalents, and restricted cash at end of the year	$120,661	61,884	91,354

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $10,289, $6,627, and $5,695 in 2025, 2024, and 2023, respectively)	$179,216	161,356	147,176
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$143,260	133,114	126,683
Right of use assets obtained in exchange for new operating lease liabilities	$278	1,271	36,577
Sale of leased asset in exchange for net investment in sales-type lease	$—	2,846	8,510
Acquisition of operating real estate:
Tenant and other receivable and other assets	$1,389	231	37,799
Acquired lease intangible assets	$55,081	5,359	136,652
Notes payable assumed in acquisition, at fair value	$166,480	—	284,706
Intangible liabilities, accounts payable and other liabilities	$23,198	6,580	119,750
Noncontrolling interest assumed in acquisition, at fair value	$—	—	64,492
Common stock exchanged for UBP shares	$—	—	818,530
Preferred stock exchanged for UBP shares	$—	—	225,000
Acquisition of previously unconsolidated real estate investments:
Acquired lease intangible assets	$23,237	—	—
Notes payable assumed in acquisition, at fair value	$38,485	—	—
Intangible liabilities, Accounts payable and other liabilities	$9,918	—	—
Acquisition of real estate assets	$127,820	—	—
Exchangeable operating partnership units issued for acquisition of real estate	$199,662	—	31,253
Change in accrued capital expenditures	$8,207	14,036	8,877
Contributions to investments in real estate partnerships	$1,050	18,459	920
Contributions from limited partners in consolidated partnerships	$3,209	7,890	—

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

1.
Summary of Significant Accounting Policies
(a)
Organization and Principles of Consolidation

General

Regency Centers Corporation (the "Parent Company") began its operations as a REIT in 1993 and is the general partner of Regency Centers, L.P. (the "Operating Partnership"). The Parent Company primarily engages in the ownership, management, leasing, acquisition, development, and redevelopment of shopping centers through the Operating Partnership and has no other assets other than through its investment in the Operating Partnership. Its only indebtedness consists of $200 million of unsecured private placement notes, which are guaranteed by the Operating Partnership, which the Company plans to payoff at maturity in 2026. The Parent Company guarantees all of the unsecured debt of the Operating Partnership.

As of December 31, 2025, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company" or "Regency") owned 391 properties and held partial interests in an additional 90 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

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

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent may be influenced by evolving political, economic, trade, tax and immigration policies and macroeconomic uncertainty, and the success of the Company's tenants, in the aggregate, is important to the operating and financial success of the Company. These include, without limitation, changes in trade and tariff policies (as well as potential trade disputes and retaliatory actions by other countries), entry into and termination of treaties and trade agreements, and economic sanctions. Additionally, geopolitical and macroeconomic challenges, including the war involving Russia and Ukraine, conflicts and instability in the Middle East and Venezuela, and economic conflicts with China, as well as the slowing of its economy, could impact aspects of the U.S. economy and, therefore, consumer confidence and spending.

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

December 31, 2025

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

Ownership of the Operating Partnership

The Operating Partnership's capital includes Common Units and Preferred Units. As of December 31, 2025, the Parent Company owned approximately 97.9% or 182,902,234 of the 186,740,422 of the outstanding Common Units, with the remaining limited partner's Common Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). The Parent Company currently owns all of the Preferred Units.

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

Real Estate Partnerships

As of December 31, 2025, the Company held partial ownership interests in 108 properties through various real estate partnerships, of which 18 are consolidated. These partnerships were formed for the purpose of owning and operating real estate properties. The Company's partners in these arrangements include institutional investors, real estate developers or operators, and passive investors (collectively, the "Partners" or "Limited Partners"). The Company’s involvement in these partnerships is through its ownership of its equity interests and its role in property-level management. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. Regency has variable interests in these entities through its equity ownership, with Regency being the primary beneficiary in certain of these real estate partnerships. Regency consolidates the partnerships into its financial statements for which it is the primary beneficiary and reports the limited partners' interests as noncontrolling interests. For those partnerships which Regency is not the primary beneficiary and does not have a controlling financial interest, but has significant influence, Regency recognizes its equity investments in them in accordance with the equity method of accounting.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

The assets of these partnerships are restricted to use by the respective partnerships and cannot be directly reached by general creditors of the Company. Similarly, the obligations of the partnerships are backed by, and can only be settled through the assets of these partnerships or by additional capital contributions by the partners, except to the extent that the Company has provided contractual payment guarantees.. As managing member, Regency maintains the books and records and typically provides leasing property and asset management services to the partnerships. The Partners' level of involvement in these partnerships varies from protective decisions (debt, bankruptcy, selling primary asset(s) of business) to participating involvement such as approving leases, operating budgets, and capital budgets.

Some of these entities have been determined to be VIEs under applicable accounting guidelines. This determination is primarily based on the assessment that the Limited Partners lack substantive kick-out rights (i.e., the ability to remove the general or managing partner with a simple majority vote or less) and do not possess substantive participating rights. Those partnerships for which the Partners are involved in the day to day decisions and do not have any other aspects that would cause them to be considered VIEs, are evaluated for consolidation using the voting interest model.

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

The carrying amounts of VIEs' assets and liabilities included in the Company's consolidated financial statements, exclusive of the Operating Partnership, are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Assets
Real estate assets, net	$332,759	312,873
Cash, cash equivalents and restricted cash	21,890	16,687
Tenant and other receivables, net	7,614	5,833
Deferred costs, net	6,715	3,178
Acquired lease intangible assets, net	4,328	6,293
Right of use assets, net	17,656	18,148
Other assets	775	597
Total Assets	$391,737	363,609
Liabilities
Notes payable	$23,771	32,653
Accounts payable and other liabilities	12,758	16,149
Acquired lease intangible liabilities, net	10,119	10,627
Tenants' security, escrow deposits and prepaid rent	960	1,260
Lease liabilities	19,559	19,370
Total Liabilities	$67,167	80,059

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

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

(b)
Revenues, and Tenant and other Receivables

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

December 31, 2025

The Company accounts for its leases under ASC Topic 842, Leases ("Topic 842"), as follows:

Classification

Under Topic 842, new leases or modifications thereto must be evaluated against specific classification criteria, which, based on the customary terms of the Company's leases, are classified as operating leases. However, certain longer-term leases (both lessee and lessor leases) may be classified as direct financing or sales type leases, which may result in selling profit and an accelerated pattern of earnings recognition. At December 31, 2025, the Company classified three leases as sales type leases, with all others classified as operating leases.

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

December 31, 2025

The following table represents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

	December 31,
(in thousands)	2025	2024
Tenant receivables	$29,578	35,306
Straight-line rent receivables	180,871	157,507
Other receivables (1)	63,413	62,682
Total tenant and other receivables, net	$273,862	255,495
(1)
Other receivables include notes receivables, construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction and other fee income.

Other Property Income and Management Services

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

Management, Transaction, and other fees

Property and Asset Management Services

The Company is engaged under agreements with its joint venture partnerships, which are generally perpetual in nature and cancellable through unanimous partner approval, absent an event of default and, in certain cases, specified intentional misconduct. Under these agreements, the Company is to provide asset and property management and leasing services for the joint ventures' shopping centers. The fees are market-based, generally calculated as a percentage of either revenues earned or the estimated values of the properties managed or the proceeds received, and are recognized over the monthly or quarterly periods as services are rendered. Property management and asset management services represent a series of distinct daily services. Accordingly, the Company satisfies its performance obligation as service is rendered each day and the variability associated with that compensation is resolved each day. Amounts due from the partnerships for such services are paid during the month following the monthly or quarterly service periods.

Several of the Company's joint venture partnership agreements provide for incentive payments, generally referred to as "promotes" or "earnouts," to Regency for appreciation in property values while Regency is managing member of the partnership. The terms of these promotes are based on appreciation in real estate value over designated time intervals or upon designated events. The Company evaluates its expected promote payout at each reporting period, which generally does not result in revenue recognition until the measurement period has completed, when the amount can be reasonably determined and the amount is not probable of significant reversal.

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

Transaction Services

The Company also receives transaction fees, as contractually agreed upon with in each joint venture, which include acquisition fees, disposition fees, and financing service fees. Control of these services is generally transferred at the time the related transaction closes, which is the point in time when the Company recognizes the related fee revenue. Any unpaid amounts related to transaction-based fees are included in Tenant and other receivables within the Consolidated Balance Sheets.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

Income within Management, transaction, and other fees is primarily derived from contracts with the Company's unconsolidated real estate partnerships. The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts are as follows:

		Year ended December 31,
(in thousands)	Timing of satisfaction of performance obligations	2025	2024	2023
Management, transaction, and other fees:
Property management services	Over time	$16,323	15,767	14,075
Asset management services	Over time	6,967	6,548	6,542
Leasing services	Point in time	3,631	3,738	3,908
Other transaction fees	Point in time	1,437	1,821	2,429
Total management, transaction, and other fees		$28,358	27,874	26,954

The accounts receivable for Total management, transactions, and other fees, which are included within Tenant and other receivables, net in the accompanying Consolidated Balance Sheets, are $17.8 million and $19.7 million, as of December 31, 2025 and 2024, respectively.

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

(c)
Real Estate Assets

The following table details the components of Real estate assets in the Consolidated Balance Sheets:

(in thousands)	December 31, 2025	December 31, 2024
Land	$4,932,642	4,757,704
Land improvements	899,472	807,881
Buildings	6,948,538	6,456,719
Building and tenant improvements	1,634,065	1,461,003
Construction in progress	147,207	215,112
Total real estate assets	$14,561,924	13,698,419

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

December 31, 2025

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

Pre-development costs represent the costs the Company incurs prior to land acquisition or pursuing a redevelopment including contract deposits, as well as legal, engineering, and other external professional fees related to evaluating the feasibility of developing or redeveloping a shopping center. As of December 31, 2025 and 2024, the Company had nonrefundable deposits and other pre-development costs of approximately $14.8 million and $10.2 million, respectively. If the Company determines that the development or redevelopment of a particular shopping center is no longer probable, any related pre-development costs previously capitalized are immediately expensed. During the years ended December 31, 2025, 2024, and 2023, the Company expensed pre-development costs of approximately $2.3 million, $0.9 million, and $0.1 million, respectively, in Other operating expenses in the accompanying Consolidated Statements of Operations.

Interest costs are capitalized into each development and redevelopment project based upon applying the Company's weighted average borrowing rate to that portion of the actual development or redevelopment costs incurred. The Company discontinues interest and real estate tax capitalization when a project is no longer being developed or is available for occupancy upon substantial completion of tenant improvements, but in no event would the Company capitalize interest on a project beyond 12 months after substantial completion of the building. During the years ended December 31, 2025, 2024, and 2023, the Company capitalized interest of $10.3 million, $6.6 million, and $5.7 million, respectively, on our development and redevelopment projects.

We have a staff of employees directly supporting our development and redevelopment program. All direct internal costs attributable to these development activities are capitalized as part of each development and redevelopment project. The capitalization of costs is directly related to the actual level of development activity occurring. During the years ended December 31, 2025, 2024, and 2023, we capitalized $24.9 million, $19.8 million, and $13.3 million, respectively, of direct internal costs incurred to support our development and redevelopment program.

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

December 31, 2025

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

(d)
Cash, Cash Equivalents, and Restricted Cash

Any instruments which have an original maturity of 90 days or less when purchased are considered cash equivalents. As of December 31, 2025 and 2024, $16.0 million and $5.6 million, respectively, of cash was restricted through escrow agreements and certain mortgage loans.

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

December 31, 2025

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

Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized through earnings in Net investment income in the Consolidated Statements of Operations. Debt securities not classified as held to maturity or as trading, are classified as available-for-sale, and are carried at fair value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in the Consolidated Statements of Comprehensive Income.

Equity securities with readily determinable fair values are measured at fair value with changes in the fair value recognized through net income and presented within Net investment income in the Consolidated Statements of Operations.

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

December 31, 2025

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

Under ASC Topic 842, the Company, as a lessor, may only defer as initial direct costs the incremental costs of a tenant's operating lease that would not have been incurred if the lease had not been obtained. These costs generally consist of third party broker payments and internal leasing commissions paid to employees for successful execution of lease agreements. Non-contingent internal leasing and legal costs associated with leasing activities are expensed within General and administrative expenses.

(g)
Income Taxes

The Parent Company believes it qualifies, and intends to continue to qualify, as a REIT under the Internal Revenue Code (the “Code”). As a REIT, the Parent Company will generally not be subject to federal income tax, provided that distributions to its shareholders are at least equal to REIT taxable income. All wholly-owned corporate subsidiaries of the Operating Partnership have elected to be a taxable REIT subsidiary (“TRS”) or qualify as a REIT. The TRSs are subject to federal and state income taxes and file separate tax returns. As a pass through entity, the Operating Partnership generally does not pay income taxes, but its taxable income or loss is reported by its partners, of which the Parent Company, as general partner and approximately 97.9% owner, is allocated its Pro-rata share of tax attributes.

Distributions to shareholders are usually taxable as ordinary dividends, although a portion of the distributions may be designated as qualified dividends, capital gains or may constitute a return of capital. The Company’s distributions for 2025 consisted of a 98.69% ordinary dividend (which includes a 3.37% qualified dividend), and a 1.31% capital gain distribution.

The Company is subject to a 4% federal excise tax if it fails to distribute sufficient taxable income within prescribed time limits. The excise tax equals 4% of the excess, if any, of (a) 85% of the Company’s ordinary income for the calendar year (determined without regard to capital gains), (b) 95% of the Company’s net capital gains for the calendar year, and (c) 100% of the Company’s prior-year undistributed taxable income, over the sum of cash distributions paid during the year and certain taxes paid by the Company. No excise tax was incurred in 2025, 2024, or 2023.

The Company accounts for income taxes related to its taxable REIT subsidiaries in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the periods in which the differences reverse. Deferred tax liabilities are included in Accounts payable and other liabilities, and net deferred tax assets are included in Other assets in the Consolidated Balance Sheets. Our TRSs had a net deferred tax liability of $1.1 million and $10.3 million as of December 31, 2025 and 2024, respectively. The Company evaluates the realizability of deferred tax assets and records a valuation allowance when it is more likely than not that such assets will not be realized. There are no net deferred tax assets as of December 31, 2025 and 2024. The Company believes its income tax positions are adequately supported and that its accruals for income taxes are sufficient for all open tax years. The Company had no material uncertain tax positions as of December 31, 2025.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

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

(i)
Forward Equity Sales

Our at-the-market (“ATM”) program allows for the sale of common stock through forward sales contracts. These contracts meet all conditions for equity classification, and as such, common stock is recorded at the offering price specified in the contract upon settlement. The Company also accounts for the potential dilution from forward sales contracts in its earnings per share calculations, using the treasury stock method to determine any dilutive impact before settlement. For further details on forward equity sales transactions, refer to Note 11 in the consolidated financial statements.

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

December 31, 2025

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

The Company's portfolio is located throughout the United States. Management does not distinguish or group its operations on a geographical basis for purposes of allocating resources or capital. The Company’s chief operating decision maker ("CODM") evaluates operating and financial performance for each property on an individual property level; therefore, the Company defines an operating segment as its individual properties. The individual properties have been aggregated into one reportable segment based upon their similarities with regard to both the nature and economics of the centers, tenants and operational processes, as well as long-term average financial performance. For further details on segment information, refer to Note 15 in the consolidated financial statements.

(m)
Investment Risk Concentrations

No single tenant comprised 10% or more of our aggregate annualized base rent ("ABR"). As of December 31, 2025, the Company had three geographic concentrations that individually accounted for at least 10.0% of its aggregate ABR. Real estate properties located in California, Florida and New York-Newark-Jersey City core-based statistical area accounted for 24.8%, 19.7%, and 12.6% of ABR, respectively. As the result, this geographic concentration of our portfolio makes it potentially more susceptible to adverse weather, natural disasters or economic events that impact these locations. None of the shopping centers are located outside the United States.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

(o) Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements and the expected impact on our financial statements:

Standard	Description	Effective date	Effect on the financial statements or other significant matters
Recently issued:

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

ASU 2025-01, Income Statement - Reporting Comprehensive, Income -Expense Disaggregation Disclosures (Subtopic 220-40), Clarifying the Effective Date

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

Fiscal years beginning January 1, 2027, and interim periods for fiscal years beginning January 1, 2028; Early adoption permitted.

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

	January 1, 2027; Early adoption is permitted.	The Company is currently evaluating the impact of this ASU, but the adoption will not have a material effect on the Company’s financial position or results of operations.

ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs and makes targeted improvements for accounting for internally developed software to be sold or marketed externally.

	January 1, 2028; Early adoption is permitted.	The Company is currently evaluating the impact of this ASU, but the adoption will not have a material effect on the Company’s financial position or results of operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

2.
Real Estate Investments

Acquisitions

The following tables detail the properties acquired for the periods set forth below:

(in thousands)		December 31, 2025
Date Purchased	Property Name	City/State	Property Type	Regency's Ownership	Purchase Price (1)	Debt Assumed, Net of Premiums (1)	Intangible Assets (1)	Intangible Liabilities (1)
1/1/2025	Putnam Plaza (2)	Carmel Hamlet, NY	Operating	100%	$31,000	16,749	4,308	460
1/10/2025	Orange Meadows	Orange, CT	Outparcel	100%	4,200	—	354	299
3/14/2025	Brentwood Place	Nashville, TN	Operating	100%	118,500	40,060	9,371	18,295
7/23/2025	RMV Portfolio (3)	Various, CA	Operating	100%	357,000	126,860	45,356	2,224
8/1/2025	Chestnut Ridge Shopping Center (4)	Montvale, NJ	Operating	100%	18,300	—	3,070	458
8/1/2025	Baybrook East (4)	Webster, TX	Operating	100%	29,097	11,778	2,978	991
8/1/2025	Baybrook East Phase II	Webster, TX	Redevelopment	100%	3,597	—	—	—
9/15/2025	The Villages at Seven Pines	Jacksonville, FL	Development	100%	8,466	—	—	—
9/19/2025	Ellis Village Center	Tracy, CA	Development	100%	1,350	—	—	—
10/1/2025	GRI DIK Portfolio (5)	Various	Operating	100%	113,900	9,958	12,881	2,985
11/4/2025	Oak Valley Village	Beaumont, CA	Development	75%	9,256	—	—	—
12/17/2025	Lone Tree Village	Lone Tree, CO	Development	100%	4,153	—	—	—
Total property acquisitions					$698,819	205,405	78,318	25,712
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
(5)
In October 2025, an unconsolidated real estate investment partnership in which the Company holds an interest completed a partial distribution-in-kind (“DIK”) transaction involving a total of eleven operating properties. The Company received five of these properties, which had an aggregate fair value of $113.9 million, and assumed an existing fixed rate mortgage loan on one property of $10 million, which was repaid in December 2025. The remaining six properties were distributed to the other partner.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

3.
Property Dispositions

The following table provides a summary of consolidated operating properties and land parcels sold during the periods set forth below:

	Year ended December 31,
(in thousands, except number sold data)	2025	2024	2023
Net proceeds from sale of real estate investments	$124,992	108,615	11,167
Gain on sale of real estate, net of tax	$24,464	34,162	661
Provision for impairment of real estate sold	$4,606	1,330	—
Number of operating properties sold	7	6	—
Number of land parcels sold	3	—	5
Percent interest sold	100%	100%	100%

4.
Investments in Real Estate Partnerships

The Company's investments in unconsolidated real estate partnerships include the following:

	December 31, 2025
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	The Company's Share of Net Income of the Partnership	Net Income of the Partnership
GRI - Regency, LLC (JV-GRI) (1)	40%	55	$112,235	1,330,890	115,312	275,534
Columbia Regency Partners II, LLC (Columbia II)	20%	23	60,354	643,088	4,503	22,983
Columbia Village District, LLC	30%	1	6,295	97,702	2,255	7,570
Individual Investors
Ballard Blocks	50%	2	57,830	111,957	1,699	3,725
Bloom on Third	35%	1	46,860	277,647	1,802	5,213
Others (2) (3)	12% - 83%	8	66,282	205,987	7,928	15,626
Total investments in real estate partnerships		90	$349,856	2,667,271	133,499	330,651
(1)
Effective October 1, 2025, the partners completed a partial distribution-in-kind (“DIK”) transaction involving a total of eleven operating properties. The Company received five of these properties, which had an aggregate fair value of $113.9 million, and assumed existing debt of approximately $10 million, which was repaid in December 2025. The remaining six properties were distributed to the other partner. As a result of this transaction, the Company recognized approximately $72.2 million in equity in income of investments in real estate partnerships, representing its share of the partnership’s gains.
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

	December 31, 2024
(in thousands)	Regency's Ownership	Number of Properties	Total Investment	Total Assets of the Partnership	The Company's Share of Net Income of the Partnership	Net Income of the Partnership
GRI - Regency, LLC (JV-GRI)	40%	66	$136,972	1,455,471	38,729	91,447
Columbia Regency Partners II, LLC (Columbia II)	20%	22	63,024	623,655	3,938	20,121
Columbia Village District, LLC	30%	1	6,434	99,236	2,220	7,453
Individual Investors
Ballard Blocks	50%	2	59,596	115,784	1,028	2,380
Bloom on Third	35%	1	44,715	259,218	1,810	5,235
Others	12% - 83%	11	88,303	289,793	2,569	10,027
Total investments in real estate partnerships		103	$399,044	2,843,157	50,294	136,663

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

The summarized balance sheet information for the investments in unconsolidated real estate partnerships, on a combined basis, is as follows:

	December 31,
(in thousands)	2025	2024
Investments in real estate, net	$2,437,380	2,569,765
Acquired lease intangible assets, net	22,946	25,164
Other assets	206,945	248,228
Total assets	$2,667,271	2,843,157
Notes payable	$1,522,951	1,564,551
Acquired lease intangible liabilities, net	21,573	19,045
Other liabilities	84,086	92,911
Capital - Regency	391,512	444,354
Capital - Third parties	647,149	722,296
Total liabilities and capital	$2,667,271	2,843,157

The following table reconciles the Company's capital recorded by the partnerships to the Company's investments in real estate partnerships reported in the accompanying Consolidated Balance Sheets:

	December 31,
(in thousands)	2025	2024
Capital - Regency	$391,512	444,354
Basis difference	(41,656)	(45,310)
Investments in real estate partnerships	$349,856	399,044

The revenues and expenses for the investments in unconsolidated real estate partnerships, on a combined basis, are summarized as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Total revenues	$438,454	420,281	390,843
Operating expenses:
Depreciation and amortization	99,758	96,239	88,974
Property operating expense	71,083	68,289	65,509
Real estate taxes	53,651	51,986	47,529
General and administrative	5,570	5,201	5,008
Other operating expenses	4,191	5,740	3,119
Total operating expenses	$234,253	227,455	210,139
Other expense (income):
Interest expense, net	58,618	58,451	56,706
Gain on sale of real estate	(185,033)	(2,288)	(11,140)
Net investment income	(35)	—	—
Total other expense (income)	(126,450)	56,163	45,566
Net income of the Partnerships	$330,651	136,663	135,138
The Company's share of net income of the Partnerships	$133,499	50,294	50,541

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

Acquisitions

The following table provides a summary of shopping centers and land parcels acquired through our investments in unconsolidated real estate partnerships for the periods set forth below:

(in thousands)		Year ended December 31, 2025
Date Purchased	Property Name	City/State	Property Type	Real Estate Partner	Regency's Ownership	Purchase Price (1)	Debt Assumed, Net of Premiums (1)	Intangible Assets (1)	Intangible Liabilities (1)
5/12/2025	Armonk Square	Armonk, NY	Operating	State of Oregon	20%	26,250	11,884	2,405	5,498
Total property acquisitions						$26,250	11,884	2,405	5,498
(1)
Amounts reflected for purchase price and allocation are reflected at 100%.

(in thousands)		Year ended December 31, 2024
Date Purchased	Property Name	City/State	Property Type	Real Estate Partner	Regency's Ownership	Purchase Price (1)	Debt Assumed, Net of Premiums (1)	Intangible Assets (1)	Intangible Liabilities (1)
8/30/2024	East Greenwich Square	East Greenwich, RI	Operating	Other	70%	46,650	—	5,127	1,877
10/17/2024	University Commons - Austin	Round Rock, TX	Operating	State of Oregon	20%	$68,751	—	6,560	5,120
Total property acquisitions						$115,401	—	11,687	6,997
(1)
Amounts reflected for purchase price and allocation are reflected at 100%.

Dispositions

The following table provides a summary of operating properties and land parcels disposed of through our investments unconsolidated in real estate partnerships:

	Year ended December 31,
(in thousands, except number sold data)	2025	2024	2023
Proceeds from sale of real estate investments	$—	2,256	30,659
Gain on sale of real estate	$185,033	2,288	11,140
The Company's share of gain on sale of real estate	$75,980	907	3,161
Number of operating properties sold	11	—	1
Number of land out-parcels sold	—	1	—

Notes Payable

Scheduled principal repayments on notes payable held by our investments in real estate partnerships as of December 31, 2025, were as follows:

(in thousands) Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency's Pro-Rata Share
2026	$7,131	265,346	20,000	292,477	95,689
2027	7,303	32,800	—	40,103	13,417
2028	4,097	231,235	—	235,332	81,592
2029	2,855	104,434	—	107,289	37,157
2030	2,349	215,893	—	218,242	77,886
Beyond 5 Years	2,159	634,631	—	636,790	237,869
Net unamortized loan costs, debt premium / (discount)	—	(7,283)	—	(7,283)	(2,604)
Total	$25,894	1,477,056	20,000	1,522,950	541,006

At December 31, 2025, Company's investments in unconsolidated real estate partnerships had notes payable of $1.5 billion maturing through 2036, of which 94.7% had a weighted average fixed interest rate of 4.0%. The remaining notes payable float with SOFR and had a weighted average variable interest rate of 6.1% at December 31, 2025. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $541.0 million as of December 31, 2025. As notes payable mature, they will be repaid from proceeds from new borrowings and/or capital contributions.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

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

Management fee income

In addition to earning our share of net income or loss in each of these real estate partnerships, we recognized fees as discussed in Note 1, as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Management, transaction, and other fees	$28,026	27,874	26,954

5.
Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the periods set forth below:

(in thousands)	December 31, 2025	December 31, 2024
Goodwill	$166,739	166,739
Investments	51,373	51,820
Prepaid and other	34,575	40,240
Derivative assets	6,778	12,781
Furniture, fixtures, and equipment, net	12,728	7,954
Deferred financing costs, net	6,530	9,512
Total other assets	$278,723	289,046

The following table presents the goodwill balances and activity during the year ended:

	December 31, 2025			December 31, 2024
(in thousands)	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Beginning of year balance	$292,640	(125,901)	166,739	$294,524	(127,462)	167,062
Goodwill written off upon dispositions	(19,227)	19,227	—	(1,884)	1,561	(323)
End of year balance	$273,413	(106,674)	166,739	$292,640	(125,901)	166,739

As the Company identifies properties ("reporting units") that no longer meet its investment criteria, it will evaluate the property for potential sale. A decision to sell a reporting unit results in the need to evaluate its goodwill for recoverability and may result in impairment loss. Additionally, other changes impacting a reporting unit may be considered a triggering event. If events occur that trigger an impairment evaluation at multiple reporting units, a goodwill impairment may be significant.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

6.
Acquired Lease Intangibles

The Company had the following acquired lease intangibles as of the periods set forth below:

	December 31,
(in thousands)	2025	2024
In-place leases	$570,553	522,117
Above-market leases	105,081	103,075
Total intangible assets	675,634	625,192
Accumulated amortization	(421,433)	(395,209)
Acquired lease intangible assets, net	$254,201	229,983
Below-market leases	599,494	586,660
Accumulated amortization	(243,040)	(222,052)
Acquired lease intangible liabilities, net	$356,454	364,608

The following table provides a summary of amortization and net accretion amounts from acquired lease intangibles:

	Year ended December 31,
(in thousands)	2025	2024	2023	Line item in Consolidated Statements of Operations
In-place lease amortization	$43,642	49,169	44,102	Depreciation and amortization
Above-market lease amortization	8,850	8,860	6,571	Lease income
Acquired lease intangible asset amortization	$52,492	58,029	50,673

Below-market lease amortization	$33,422	33,883	37,831	Lease income

The estimated aggregate amortization and net accretion amounts from acquired lease intangibles for the next five years are as follows:

(in thousands)
In Process Year Ending December 31,	Amortization of In-place lease intangibles	Net accretion of Above / Below market lease intangibles
2026	$38,122	21,050
2027	30,003	20,534
2028	24,352	20,615
2029	19,826	20,226
2030	17,109	19,319

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

December 31, 2025

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in Topic 842:

	Year ended December 31,
(in thousands)	2025	2024	2023
Operating lease income
Fixed and in-substance fixed lease income	$1,102,834	1,035,225	928,364
Variable lease income	388,123	356,520	324,037
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	24,428	24,843	30,826
Uncollectible straight-line rent	(1,167)	(1,885)	1,261
Uncollectible amounts billable in lease income	(2,793)	(3,324)	(549)
Total lease income	$1,511,425	1,411,379	1,283,939

Future minimum rental revenue under non-cancelable operating leases, excluding variable lease payments as of December 31, 2025, are as follows:

(in thousands)
For the year ending December 31,
2026	$1,121,279
2027	1,026,724
2028	880,290
2029	736,919
2030	591,041
Thereafter	2,327,057
Total	$6,683,310

At December 31, 2025, the Company had three leases classified as sales-type leases, with lease income recorded over the lease term in the form of variable interest income representing the constant periodic rate of return on the Company’s net investment in the lease, and fixed contractual obligations.

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

December 31, 2025

Operating lease expense under the Company's ground and office leases were as follows, including straight-line rent expense and variable lease expenses such as CPI increases, percentage rent and reimbursements of landlord costs:

	Year ended December 31,
(in thousands)	2025	2024	2023
Fixed operating lease expense
Ground leases	$15,489	15,420	14,727
Office leases	3,907	3,689	4,103
Total fixed operating lease expense	19,396	19,109	18,830
Variable lease expense
Ground leases	1,571	1,953	1,586
Office leases	604	592	729
Total variable lease expense	2,175	2,545	2,315
Total lease expense	$21,571	21,654	21,145
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows for operating leases	$16,871	16,212	15,823

The following table summarizes the undiscounted future cash flows by year attributable to the operating lease liabilities for ground and office leases as of December 31, 2025, and provides a reconciliation to the Lease liabilities included in the accompanying Consolidated Balance Sheets:

(in thousands)	Lease Liabilities
For the years ending December 31,	Ground Leases	Office Leases	Total
2026	$12,817	3,963	16,780
2027	12,843	3,597	16,440
2028	12,984	2,137	15,121
2029	13,017	855	13,872
2030	13,012	439	13,451
Thereafter	675,321	913	676,234
Total undiscounted lease liabilities	$739,994	11,904	751,898
Less imputed interest	(508,492)	(1,038)	(509,530)
Lease liabilities	$231,502	10,866	242,368
Weighted average discount rate	5.5%	4.6%
Weighted average remaining term (in years)	47.8	3.7

8.
Notes Payable and Unsecured Credit Facility

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

	Scheduled Maturity Date	Weighted Average Contractual Rate	Weighted Average Effective Rate	December 31,
(in thousands)				2025	2024
Notes payable:
Fixed rate mortgage loans	2/1/2026 - 10/1/2038	4.0%	4.7%	$475,948	337,703
Variable rate mortgage loans (1)	10/1/2026 - 2/20/2032	4.4%	4.6%	270,489	282,117
Fixed rate unsecured debt	5/11/2026 - 3/15/2049	4.2%	4.4%	3,872,864	3,723,880
Total notes payable, net				4,619,301	4,343,700
Unsecured credit facility:
$1.5 Billion Line of Credit (the "Line") (1)(2)	3/23/2028	4.4%	4.8%	120,000	65,000
Total unsecured credit facility				120,000	65,000
Total debt outstanding				$4,739,301	4,408,700
(1)
As of December 31, 2025, 76.5% of the Variable rate debt are fixed through interest rate swaps.
(2)
The Company has the option to extend the maturity date by two additional six-month periods. Weighted average effective rate for the Line is calculated based on a fully drawn Line balance using the period end variable rate.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

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

In July 2025, in connection with the acquisition of the RMV portfolio, the Company assumed $150 million of fixed-rate mortgage loans with a weighted average interest rate of 4.2% and a weighted average remaining term to maturity of approximately 12 years.

In November 2025, the Company repaid $250 million of fixed rate unsecured debt and $16 million of fixed rate mortgage loans upon maturity.

The Company is required to comply with certain financial covenants for its unsecured public debt as defined in the indenture agreements such as the following ratios: Consolidated Debt to Consolidated Assets, Consolidated Secured Debt to Consolidated Assets, Consolidated Income for Debt Service to Consolidated Debt Service, and Unencumbered Consolidated Assets to Unsecured Consolidated Debt. As of December 31, 2025, the Company was in compliance with all debt covenants for its unsecured public debt.

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

At December 31, 2025, the Line had an available capacity of $1.4 billion after giving effect to outstanding borrowings and commitments from issued letters of credit. The Line accrues interest at a variable rate of SOFR plus an applicable spread of 0.79% and a 0.115% commitment fee.

The Company is required to comply with certain financial covenants as defined in the Credit Agreement, including the Ratio of Indebtedness to Total Asset Value ("TAV"), Ratio of Unsecured Indebtedness to Unencumbered Asset Value, Ratio of Adjusted EBITDA to Fixed Charges, Ratio of Secured Indebtedness to TAV, Ratio of Unencumbered Net Operating Income to Unsecured Interest Expense, and other covenants customary with this type of unsecured financing. As of December 31, 2025, the Company was in compliance with all financial covenants for the Line.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

Scheduled principal payments and maturities on notes payable and the unsecured credit facility were as follows:

(in thousands)	December 31, 2025
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2026	$12,836	147,848	200,000	360,684
2027	10,051	222,558	525,000	757,609
2028	8,365	51,939	420,000	480,304
2029	5,619	97,120	425,000	527,739
2030	5,445	2,163	600,000	607,608
Beyond 5 Years	24,210	190,677	1,850,000	2,064,887
Unamortized debt premium/(discount) and issuance costs	—	(32,394)	(27,136)	(59,530)
Total	$66,526	679,911	3,992,864	4,739,301
(1)
Includes unsecured public and private debt and unsecured credit facilities.

The Company was in compliance as of December 31, 2025, with all debt covenants.

9.
Derivative Instruments

The Company may use derivative financial instruments, including interest swaps, caps, options, floors, and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The Company does not intend to utilize derivative instruments for speculative transactions or purposes other than mitigation of interest rate risk. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties that meet the Company's stringent standards for creditworthiness. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

Detail on the Company's interest rate derivatives outstanding is as follows:

(in thousands, except number of instruments data)	December 31,
Interest Rate Swaps	2025	2024
Notional amount	$299,375	301,444
Number of instruments	15	14

Detail on the fair value of the Company's interest rate derivatives is as follows:

(in thousands)	December 31,
Interest rate swaps classified as:	2025	2024
Derivative assets	$6,778	12,781
Derivative liabilities	(1,606)	(423)

Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not enter into derivative instruments for trading or speculative purposes. As of December 31, 2025, all of the Company's derivatives are designated as cash flow hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the period that the hedged interest payments affects earnings.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

The following table represents the effect of the derivative financial instruments on the accompanying Consolidated Financial Statements:

Location and Amount of Gain (Loss) Recognized in OCI on Derivative
	Year ended December 31,
(in thousands)	2025	2024	2023
Interest rate swaps	$(2,659)	12,523	(2,448)

Location and Amount of Loss (Gain) Reclassified from AOCI into Income
	Year ended December 31,
(in thousands)	2025	2024	2023
Interest expense, net	$(4,738)	(8,895)	(7,536)

Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Year ended December 31,
(in thousands)	2025	2024	2023
Interest expense, net	$199,548	180,119	154,249

As of December 31, 2025, the Company expects approximately $0.2 million of accumulated comprehensive income on derivative instruments, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

10.
Fair Value Measurements
(a)
Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except those instruments listed below:

	December 31,
	2025		2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$31,987	32,173	$31,790	31,755
Financial liabilities:
Notes payable, net	$4,619,301	4,554,628	$4,343,700	4,141,096
Unsecured credit facilities (1)	$120,000	120,000	$65,000	65,000
(1)
The carrying amounts approximated its fair values due to the variable nature of the terms.

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of December 31, 2025 and 2024, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

December 31, 2025

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

	Year ended December 31,
(in thousands)	2025	2024	2023
Unrealized Gain	893	4,452	4,197

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

The following tables present the placement in the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2025
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities	$39,887	39,887	—	—
Available-for-sale debt securities	11,486	—	11,486	—
Interest rate derivatives	6,778	—	6,778	—
Total	$58,151	39,887	18,264	—
Liabilities:
Interest rate derivatives	$(1,606)	—	(1,606)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

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

As of December 31, 2025, there were no assets and/or liabilities measured at fair value on a nonrecurring basis. The following tables present the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis as of December 31, 2024:

	Fair Value Measurements as of December 31, 2024
(in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Real estate assets	$10,915	—	10,915	—	(12,974)

11.
Equity and Capital

Preferred Stock of the Parent Company

Terms and conditions of the preferred stock outstanding are summarized as follows:

	Preferred Stock Outstanding as of December 31, 2025 and 2024
	Date of Issuance	Shares Issued and Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series A	8/18/2023	4,600,000	$115,000,000	6.250%	On demand
Series B	8/18/2023	4,400,000	110,000,000	5.875%	On demand
		9,000,000	$225,000,000

Dividends Declared

Subsequent to December 31, 2025, the Board declared the following dividends:

	Dividend Declared, per share	Declaration Date	Record Date	Payable Date
Series A Preferred Stock	$0.390625	February 4, 2026	April 15, 2026	April 30, 2026
Series B Preferred Stock	$0.367200	February 4, 2026	April 15, 2026	April 30, 2026

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

Common Stock of the Parent Company

Dividends Declared

On February 4, 2026, the Board declared a common stock dividend of $0.755 per share, payable on April 1, 2026, to shareholders of record as of March 11, 2026.

At the Market ("ATM") Program

Under the Parent Company's ATM Program, as authorized by the Board, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. The timing of sales, if any, will be dependent on market conditions and other factors.

During 2024, the Company entered into forward sale agreements under its ATM program through which the Parent Company expected to issue 1,339,377 shares of its common stock at a weighted average offering price of $74.66 per share before any underwriting discount and offering expenses.

The Company settled all forward sales agreements entered into during 2024 under its ATM program as follows:

•
In August 2025, the Company issued 673,172 shares of common stock and received $49.2 million of net proceeds.
•
In October 2025, the Company issued an additional 666,205 shares of common stock and received $49.1 million of net proceeds. Upon completion of these settlements, the Company had fully settled all forward sales agreements entered into during 2024.
•
Proceeds from the issuance of shares were used to fund acquisitions of operating properties, fund developments and redevelopments, and for general corporate purposes.

As of December 31, 2025, and after giving effect to the aforementioned forward equity offering, $400 million of common stock remained available for issuance under this ATM Program.

Subsequent to December 31, 2025, on February 04, 2026, the Board reauthorized the issuance and sale of up to $500 million of common stock under its existing ATM program.

Stock Repurchase Program

On July 31, 2024, the Board authorized a common stock repurchase program under which the Company may purchase up to $250.0 million of shares of its outstanding common stock (the "Repurchase Program"). Under the Repurchase Program, the Company may repurchase shares through open market transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The Board's authorization for the Repurchase Program expires on June 30, 2026, unless modified, extended or earlier terminated by the Board in its discretion. Any common stock repurchased, if not retired, will be treated as treasury stock.

During the year ended December 31, 2025, the Company made no repurchases and $250.0 million remained available under the Repurchase Program.

On February 4, 2026, the Board authorized a new common stock repurchase program under which the Company may purchase up to $500 million shares of its outstanding common stock (the "New Repurchase Program"). The New Repurchase Program replaced and superseded the prior Repurchase Program. Under the New Repurchase Program, the Company may repurchase shares through open market transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The Board's authorization for the New Repurchase Program expires on February 28, 2029, unless modified, extended or earlier terminated by the Board in its discretion. Any common stock repurchased, if not retired, will be treated as treasury stock.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

Preferred Units of the Operating Partnership

The number of Series A Preferred Units and Series B Preferred Units, respectively, issued by the Operating Partnership is equal to the number of Series A Preferred Stock and Series B Preferred Stock, respectively, issued by the Parent Company.

Common Units of the Operating Partnership

Common Units are issued, or redeemed and retired, for each share of the Parent Company stock issued or redeemed, or retired, as described above. During the year ended December 31, 2025, unitholders redeemed a total of 31,558 Common Units, consisting of 28,815 units redeemed in exchange for approximately $2.0 million in cash and 2,743 units redeemed in exchange for shares of the Parent Company’s common stock. Cash redemptions were made at amounts equivalent to the market value of the Parent Company’s common stock at the time of redemption, while unit-for-share exchanges were completed on a one-for-one basis.

In July 2025, the Operating Partnership issued 2,773,087 Common Units, valued at $199.7 million based on the market price at the time of issuance, to unrelated third-party sellers as partial purchase price consideration for the acquisition of five properties.

During the year ended December 31, 2024, 10,795 Common Units were exchanged for shares of Parent Company common stock.

General Partners

The Parent Company, as general partner, owned the following Common Units outstanding:

	December 31,
(in thousands)	2025	2024
Common Units owned by the general partner	182,902	181,361
Common Units owned by the limited partners	3,838	1,097
Total Common Units outstanding	186,740	182,458
Percentage of Common Units owned by the general partner	97.9%	99.4%

12.
Stock-Based Compensation

The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and recognizes forfeitures as they occur.

	Year ended December 31,
(in thousands)	2025	2024	2023
Restricted stock (1)(2)	$21,648	18,549	17,277
Directors' fees paid in common stock and other employee stock grants	439	528	590
Capitalized stock-based compensation	(2,628)	(1,941)	(954)
Stock-based compensation, net of capitalization	$19,459	17,136	16,913
(1)
Includes amortization of the grant date fair value of restricted stock awards over the respective vesting periods.
(2)
In addition, the Company expensed $6.4 million and $3.2 million during 2024 and 2023, respectively, within Other operating expenses in connection with restricted stock expense related to the acquisition of UBP.

The Company established its Omnibus Incentive Plan (the "Plan") under which the Board of Directors may grant stock options and other stock-based awards to officers, directors, and other key employees. The Plan allows the Company to issue up to 5.0 million shares in the form of the Parent Company's common stock or stock options. As of December 31, 2025, there were 3.5 million shares available for grant under the Plan.

Restricted Stock Units

The Company grants restricted stock under the Plan to its employees as a form of long-term compensation and retention. The terms of each restricted stock grant vary depending upon the participant's responsibilities and position within the Company. The Company's stock grants can be categorized as either time-based awards, performance-based awards, or market-based awards. All awards are valued at grant date fair value, earn dividends throughout the vesting period, and have no voting rights. Fair value is measured using the grant date market price for all time-based and performance-based awards. Market based awards are valued using a Monte Carlo simulation model to estimate the fair value based on the probability of

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

satisfying the market conditions and the projected stock price at the time of payout, discounted to the valuation date over a three year performance period. Assumptions used in the estimate include historic volatility over the previous three-year period, risk-free interest rates, and Regency's historic daily return as compared to the market index. Since the award payout includes dividend equivalents and the total shareholder return includes the value of dividends, no dividend yield assumption is required for the valuation. Compensation expense is measured at the grant date and recognized on a straight-line basis over the requisite service period for the entire award, regardless of whether the market condition is ultimately achieved.

The following table summarizes non-vested restricted stock activity:

	Year ended December 31, 2025
	Number of Shares	Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2024	803,789
Time-based awards granted (1) (4)	160,733		$71.81
Performance-based awards granted (2) (4)	18,721		$71.78
Market-based awards granted (3) (4)	145,778		$83.97
Change in market-based awards earned for performance (3)	(33,825)		$70.89
Vested (5)	(250,944)		$71.01
Forfeited	(9,338)		$67.68
Non-vested as of December 31, 2025 (6)	834,914	$57,634
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

	Year ended December 31,
	2025	2024	2023
Expected volatility	23.8%	25.50%	45.50%
Risk free interest rate	4.25%	4.14%	3.75%
(4)
The weighted-average grant price for restricted stock granted during the years is summarized below:

	Year ended December 31,
	2025	2024	2023
Weighted-average grant date fair value for restricted stock	$77.26	$60.36	$68.28
(5)
The total intrinsic value of restricted stock vested during the years is summarized below (in thousands):

	Year ended December 31,
	2025	2024	2023
Intrinsic value of restricted stock vested	$17,820	$19,254	$19,717
(6)
As of December 31, 2025, there was $25.5 million of unrecognized compensation cost related to non-vested restricted stock granted under the Parent Company's Plan. When recognized, this compensation results in additional paid in capital in the accompanying Consolidated Statements of Equity of the Parent Company and in general partner preferred and common units in the accompanying Consolidated Statements of Capital of the Operating Partnership. This unrecognized compensation cost is expected to be recognized over the next three years. The Company issues new restricted stock from its authorized shares available at the date of grant.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

13.
Saving and Retirement Plans

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees and permits participants to defer eligible compensation up to the maximum allowable amount determined by the IRS. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to a maximum of $5,000 of their eligible compensation, is fully vested and funded as of December 31, 2025. Additionally, an annual profit sharing contribution may be made, which are fully vested after three years in service. Costs for Company contributions to the plan totaled $5.7 million, $5.6 million, and $5.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The following table reflects the balances of the assets and deferred compensation liabilities of the Rabbi trust and related participant account obligations in the accompanying Consolidated Balance Sheets, excluding Regency stock:

	Year ended December 31,
(in thousands)	2025	2024	Location in Consolidated Balance Sheets
Assets:
Securities	$34,113	33,555	Other assets
Liabilities:
Deferred compensation obligation	$34,032	33,473	Accounts payable and other liabilities

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

14.
Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Year ended December 31,
(in thousands, except per share data)	2025	2024	2023
Numerator:
Net income attributable to common shareholders - basic	$513,810	386,738	359,500
Net income attributable to common shareholders - diluted	$513,810	386,738	359,500
Denominator:
Weighted average common shares outstanding for basic EPS	181,902	182,817	176,085
Weighted average common shares outstanding for diluted EPS (1)	182,234	183,040	176,371
Net income per common share – basic	$2.82	2.12	2.04
Net income per common share – diluted	$2.82	2.11	2.04
(1)
Using the treasury stock method, the calculation includes the dilutive effect of unvested restricted stock and shares to be issued under the forward sale agreements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

The effect of the assumed exchange of the EOP units and certain other exchangeable units had an anti-dilutive effect upon the calculation of net income attributable to the common shareholders per share. Accordingly, the impact of such assumed exchanges has not been included in the determination of diluted net income per share calculations. Weighted average EOP units outstanding were 2,304,079, 1,099,187 and 953,085 for the year ended December 31, 2025, 2024 and 2023, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit ("EPU"):

	Year ended December 31,
(in thousands, except per unit data)	2025	2024	2023
Numerator:
Net income attributable to common unit holders - basic	$520,879	389,076	361,508
Net income attributable to common unit holders - diluted	$520,879	389,076	361,508
Denominator:
Weighted average common units outstanding for basic EPU	184,206	183,916	177,038
Weighted average common units outstanding for diluted EPU (1)	184,538	184,139	177,324
Net income per common unit – basic	$2.83	2.12	2.04
Net income per common unit – diluted	$2.82	2.11	2.04
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

15.
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

December 31, 2025

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

The following tables provide information about the shopping centers segment revenues, significant expenses, NOI and the reconciliations of these amounts to the Company’s consolidated Net income and Total revenues:

	Year ended December 31,
	2025	2024	2023
Lease income	$1,655,538	1,548,929	1,413,079
Other property income	14,818	15,450	12,260
Less:
Straight-line rent on lease income	(27,224)	(22,193)	(13,559)
Above/below market rent amortization, net	(25,265)	(25,612)	(31,604)
Total real estate revenues	1,617,867	1,516,574	1,380,176
Operating expenses (1)	(284,468)	(267,660)	(247,792)
Real estate taxes	(209,958)	(201,546)	(181,096)
NOI	$1,123,441	1,047,368	951,288
Reconciliation of Total real estate revenues to Total revenues:
Total real estate revenues	1,617,867	1,516,574	1,380,176
Consolidated:
Straight-line rent on lease income	24,495	20,300	10,788
Above/below market rent amortization, net	24,428	24,843	30,826
Management, transaction, and other fees	28,358	27,874	26,954
Add: Share of noncontrolling interests	12,079	11,859	10,865
Less: Share of unconsolidated real estate partnerships	(153,703)	(147,546)	(137,143)
Total revenues	$1,553,524	1,453,904	1,322,466
(1)
Operating expenses include Operating and maintenance, Ground rent and Termination expense

	Year ended December 31,
	2025	2024	2023
Reconciliation of NOI to Net income:
NOI	1,123,441	1,047,368	951,288
Consolidated:
Straight-line rent on lease income	24,495	20,300	10,788
Above/below market rent amortization, net	24,428	24,843	30,826
Management, transaction, and other fees	28,358	27,874	26,954
Straight-line rent on ground rent	(1,343)	(1,350)	(1,405)
Above/below market ground rent amortization	(2,138)	(2,142)	(1,696)
Depreciation and amortization	(405,044)	(394,714)	(352,282)
General and administrative	(99,407)	(101,465)	(97,806)
Other operating expenses	(8,849)	(10,867)	(9,459)
Other expense, net	(175,613)	(154,260)	(147,824)
Add: Share of noncontrolling interests excluded from NOI	8,400	8,293	7,571
Less: Equity in income of investments in real estate excluded from NOI	24,223	(54,040)	(46,088)
Net income	$540,951	409,840	370,867

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

16.
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

The Company had accrued liabilities of $19.2 million and $17.3 million for environmental assessment and remediation, which are included in Accounts payable, and other liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an aggregate amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance subsidiary and to facilitate the construction of development projects. The Company had $12.9 million and $10.9 million in letters of credit outstanding as of December 31, 2025, and 2024, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2025

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
111 Kraft Avenue	NY	$—	1,220	3,932	129	1,220	4,061	5,281	(266)	1902	2023
1175 Third Avenue	NY	—	40,560	25,617	6,752	40,560	32,369	72,929	(6,886)	1995	2017
1225-1239 Second Ave	NY	—	23,033	17,173	(87)	23,033	17,086	40,119	(3,831)	1987	2017
22 Crescent Road	CT	—	2,198	272	(318)	2,152	—	2,152	—	1984	2017
260-270 Sawmill Road	NY	—	3,943	58	—	3,943	58	4,001	(10)	1953	2023
27 Purchase Street	NY	—	903	2,239	133	903	2,372	3,275	(166)		2023
410 South Broadway	NY	—	2,372	1,603	—	2,372	1,603	3,975	(105)	1936	2023
470 Main Street	CT	—	1,021	4,361	133	1,021	4,494	5,515	(410)	1972	2023
48 Purchase Street	NY	—	1,214	4,414	32	1,214	4,446	5,660	(283)		2023
4S Commons Town Center	CA	—	30,760	35,830	4,545	30,812	40,323	71,135	(33,265)	2004	2004
6401 Roosevelt	WA	—	2,685	934	356	2,685	1,290	3,975	(248)	1929	2019
90 - 30 Metropolitan Avenue	NY	—	16,614	24,171	598	16,614	24,769	41,383	(6,318)	2007	2017
91 Danbury Road	CT	—	732	851	20	732	871	1,603	(247)	1965	2017
970 High Ridge Center	CT	—	5,695	5,204	375	5,695	5,579	11,274	(455)	1960	2023
Airport Plaza	CT	—	1,293	11,119	35	1,293	11,154	12,447	(825)	1974	2023
Alafaya Village	FL	—	3,004	5,852	340	3,004	6,192	9,196	(1,823)	1986	2017
Alden Bridge	TX	(26,000)	17,014	21,958	881	17,014	22,839	39,853	(4,186)	1998	2002
Aldi Square	CT	—	6,394	1,704	(28)	6,394	1,676	8,070	(242)	2014	2023
Amerige Heights Town Center	CA	—	10,109	11,288	1,860	10,109	13,148	23,257	(7,760)	2000	2000
Anastasia Plaza	FL	—	9,065	—	17,378	6,793	19,650	26,443	(2,280)	In Process	1993
Apple Valley Square	MN	—	5,438	21,328	(4,408)	5,451	16,907	22,358	(3,391)	1998	2006
Arcadian Shopping Center	NY	—	14,546	26,716	697	14,546	27,413	41,959	(2,156)	1978	2023
Ashburn Farm Village Center	VA	—	10,418	21,185	11	10,418	21,196	31,614	(180)	1996	2025
Ashford Place	GA	—	2,584	9,865	2,380	2,584	12,245	14,829	(10,358)	1993	1997
Atlantic Village	FL	—	4,282	18,827	2,303	4,868	20,544	25,412	(7,993)	2014	2017
Avenida Biscayne	FL	—	88,098	20,771	19,325	94,992	33,202	128,194	(5,853)	In Process	2017
Aventura Shopping Center	FL	—	2,751	10,459	11,401	9,486	15,125	24,611	(7,110)	2017	1994
Baederwood Shopping Center	PA	(24,365)	12,016	33,556	1,044	12,016	34,600	46,616	(4,600)	1999	2023
Balboa Mesa Shopping Center	CA	—	23,074	33,838	14,552	27,758	43,706	71,464	(23,930)	2014	2012
Banco Popular Building	FL	—	2,160	1,137	(1,294)	2,003	—	2,003	—	1971	2017
Baybrook East	TX	—	17,144	8,429	11	17,144	8,440	25,584	(128)	2025	2025
Belleview Square	CO	—	8,132	9,756	5,308	8,323	14,873	23,196	(11,969)	2013	2004
Belmont Chase	VA	—	13,881	17,193	(122)	14,372	16,580	30,952	(11,531)	2014	2014
Berkshire Commons	FL	—	2,295	9,551	3,159	2,965	12,040	15,005	(10,566)	1992	1994
Bethany Park Place	TX	(10,200)	4,832	12,405	549	4,832	12,954	17,786	(2,465)	1998	1998
Bethel Hub Center	CT	—	1,738	3,918	178	1,738	4,096	5,834	(354)	1957	2023
Biltmore Shopping Center	NY	—	4,632	3,766	358	4,632	4,124	8,756	(286)	1967	2023
Bird 107 Plaza	FL	—	10,371	5,136	168	10,371	5,304	15,675	(1,878)	1990	2017
Bird Ludlam	FL	—	42,663	38,481	1,470	42,663	39,951	82,614	(12,355)	1998	2017
Black Rock	CT	(14,939)	22,251	20,815	763	22,251	21,578	43,829	(8,730)	1996	2014
Blakeney Town Center	NC	—	82,411	89,165	7,297	82,416	96,457	178,873	(15,050)	2006	2021
Bloomfield Crossing	NJ	—	3,365	11,453	6	3,365	11,459	14,824	(919)		2023
Bloomingdale Square	FL	—	3,940	14,912	23,786	8,639	33,999	42,638	(17,022)	2021	1998
Blossom Valley	CA	(22,300)	31,988	5,850	1,169	31,988	7,019	39,007	(1,516)	1992	1999
Boca Village Square	FL	—	43,888	9,726	469	43,888	10,195	54,083	(4,378)	2014	2017
Boonton ACME Shopping Center	NJ	(10,123)	8,664	9,601	26	8,664	9,627	18,291	(825)	1999	2023

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2025

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
Boulevard Center	CO	—	3,659	10,787	5,360	3,659	16,147	19,806	(10,859)	1986	1999
Boynton Lakes Plaza	FL	—	2,628	11,236	5,409	3,597	15,676	19,273	(10,873)	2012	1997
Boynton Plaza	FL	—	12,879	20,713	910	12,879	21,623	34,502	(6,987)	2015	2017
Brentwood Place	TN	(43,500)	38,644	86,065	139	38,644	86,204	124,848	(2,559)	2007/2016	2025
Brentwood Plaza	MO	—	2,788	3,473	832	2,788	4,305	7,093	(2,164)	2002	2007
Briarcliff La Vista	GA	—	694	3,292	1,536	694	4,828	5,522	(3,691)	1962	1997
Briarcliff Village	GA	—	4,597	24,836	6,164	5,519	30,078	35,597	(24,775)	1990	1997
Brick Walk	CT	(30,234)	25,299	41,995	2,807	25,299	44,802	70,101	(16,215)	2007	2014
BridgeMill Market	GA	—	7,521	13,306	1,802	7,522	15,107	22,629	(5,561)	2000	2017
Bridgepark Plaza	CA	(17,383)	26,014	38,774	53	26,014	38,827	64,841	(773)	2021	2025
Bridgeton	MO	—	3,033	8,137	806	3,067	8,909	11,976	(4,547)	2005	2007
Brighten Park	GA	—	3,983	18,687	12,259	3,887	31,042	34,929	(25,418)	2016	1997
Broadway Plaza	NY	—	40,723	42,170	3,518	40,723	45,688	86,411	(13,444)	2014	2017
Brooklyn Station on Riverside	FL	—	7,019	8,688	568	6,998	9,277	16,275	(4,228)	2013	2013
Brookside Plaza	CT	—	35,161	17,494	10,171	36,238	26,588	62,826	(10,246)	2006	2017
Buckhead Court	GA	—	1,417	7,432	4,831	1,417	12,263	13,680	(11,147)	1984	1997
Buckhead Landing	GA	—	45,502	16,642	21,883	51,819	32,208	84,027	(5,393)	1998/2024	2017
Buckhead Station	GA	—	70,411	36,518	3,277	70,448	39,758	110,206	(13,410)	1996	2017
Buckley Square	CO	—	2,970	5,978	1,901	2,921	7,928	10,849	(5,716)	1978	1999
Caligo Crossing	FL	—	2,459	4,897	187	2,546	4,997	7,543	(4,521)	2007	2007
Cambridge Square	GA	—	774	4,347	15,673	6,298	14,496	20,794	(2,001)	In Process	1996
Carmel Commons	NC	—	2,466	12,548	6,285	3,419	17,880	21,299	(14,000)	2012	1997
Carmel ShopRite Plaza	NY	—	5,828	15,321	1,041	5,828	16,362	22,190	(1,170)	1981	2023
Carriage Gate	FL	—	833	4,974	3,393	1,302	7,898	9,200	(7,680)	2013	1994
Carytown Exchange	VA	—	24,121	22,502	(25)	24,122	22,476	46,598	(7,289)	2022	2018
Cashmere Corners	FL	—	3,187	9,397	775	3,187	10,172	13,359	(4,101)	2016	2017
Cedar Commons	MN	—	4,704	16,748	629	4,716	17,365	22,081	(3,146)	1999	2011
Cedar Hill Shopping Center	NJ	(6,585)	7,266	9,372	451	7,266	9,823	17,089	(828)	1971	2023
Centerplace of Greeley III	CO	—	6,661	11,502	754	4,607	14,310	18,917	(8,679)	2007	2007
Charlotte Square	FL	—	1,141	6,845	1,490	1,141	8,335	9,476	(3,790)	1980	2017
Chasewood Plaza	FL	—	4,612	20,829	7,056	6,886	25,611	32,497	(23,823)	2015	1993
Chastain Square	GA	—	30,074	12,644	2,519	30,074	15,163	45,237	(6,370)	2001	2017
Cherry Grove	OH	—	3,533	15,862	6,663	3,533	22,525	26,058	(16,093)	2012	1998
Chestnut Ridge Shopping Center	NJ	—	12,927	5,530	51	12,927	5,581	18,508	(220)	1965	2025
Chilmark Shopping Center	NY	—	4,952	15,407	202	4,952	15,609	20,561	(1,170)	1963	2023
Chimney Rock	NJ	—	23,623	48,200	1,352	23,623	49,552	73,175	(25,633)	2016	2016
Circle Center West	CA	—	22,930	9,028	3,715	23,173	12,500	35,673	(3,694)	1989	2017
Circle Marina Shops & Mrktplc. (fka Circle Marina Center)	CA	—	29,303	18,437	14,726	32,173	30,293	62,466	(4,970)	1994	2019
CityLine Market	TX	—	12,208	15,839	590	12,306	16,331	28,637	(8,169)	2014	2014
CityLine Market Phase II	TX	—	2,744	3,081	110	2,744	3,191	5,935	(1,414)	2015	2015
Clayton Valley Shopping Center	CA	—	24,189	35,422	3,177	24,538	38,250	62,788	(32,543)	2004	2003
Clocktower Plaza Shopping Ctr	NY	—	49,630	19,624	629	49,630	20,253	69,883	(6,562)	1995	2017
Clybourn Commons	IL	—	15,056	5,594	618	15,056	6,212	21,268	(2,619)	1999	2014
Cochran's Crossing	TX	—	13,154	12,315	2,711	13,154	15,026	28,180	(13,065)	1994	2002
Compo Acres Shopping Center	CT	—	28,627	10,395	1,273	28,627	11,668	40,295	(3,564)	2011	2017

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2025

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
Compo Shopping Center	CT	—	15,651	29,034	228	15,651	29,262	44,913	(1,712)	1953	2024
Concord Shopping Plaza	FL	—	30,819	36,506	2,197	31,272	38,250	69,522	(10,963)	1993	2017
Copps Hill Plaza	CT	—	29,515	40,673	8,605	29,514	49,279	78,793	(13,147)	2002	2017
Coral Reef Shopping Center	FL	—	14,922	15,200	2,814	15,332	17,604	32,936	(6,255)	1990	2017
Corkscrew Village	FL	—	8,407	8,004	888	8,407	8,892	17,299	(5,117)	1997	2007
Cornerstone Square	GA	—	1,772	6,944	2,136	1,772	9,080	10,852	(7,798)	1990	1997
Corral Hollow	CA	—	8,887	24,121	2,476	8,932	26,552	35,484	(3,510)	2000	2000
Corvallis Market Center	OR	—	6,674	12,244	1,050	6,696	13,272	19,968	(9,074)	2006	2006
Cos Cob Commons	CT	—	6,608	14,967	705	6,608	15,672	22,280	(1,185)	1986	2023
Cos Cob Plaza	CT	(3,577)	4,030	4,225	74	4,030	4,299	8,329	(324)	1947	2023
Country Walk Plaza	FL	—	18,713	20,373	460	18,713	20,833	39,546	(5,914)	2008	2017
Countryside Shops	FL	—	17,982	35,574	16,274	23,175	46,655	69,830	(19,566)	1991/2018	2017
Courtyard Shopping Center	FL	—	5,867	4	3	5,867	7	5,874	(3)	1987	1993
Culver Center	CA	—	108,841	32,308	4,240	108,841	36,548	145,389	(12,100)	2000	2017
Danbury Green	CT	—	30,303	19,255	2,406	30,305	21,659	51,964	(6,680)	2006	2017
Danbury Square	CT	—	6,592	23,543	4,362	6,697	27,800	34,497	(1,928)	1987	2023
Dardenne Crossing	MO	—	4,194	4,005	912	4,343	4,768	9,111	(3,041)	1996	2007
Darinor Plaza	CT	—	693	32,140	1,095	711	33,217	33,928	(10,603)	1978	2017
DeCicco's Plaza	NY	—	8,890	23,368	1,975	8,890	25,343	34,233	(1,850)	1978	2023
Diablo Plaza	CA	—	5,300	8,181	3,481	5,300	11,662	16,962	(7,931)	1982	1999
District Shops of Pelham Manor	NY	—	4,708	6,243	209	4,711	6,449	11,160	(482)	1960	2023
Dunwoody Hall	GA	(13,800)	15,145	12,110	957	15,145	13,067	28,212	(2,459)	1986	1997
Dunwoody Village	GA	—	3,342	15,934	8,703	3,417	24,562	27,979	(20,203)	1975	1997
East Meadow Plaza	NY	—	13,135	25,070	8,831	13,186	33,850	47,036	(5,094)	In Process	2023
East Pointe	OH	—	1,730	7,189	2,727	1,941	9,705	11,646	(8,285)	2014	1998
East San Marco	FL	—	4,897	14,933	(141)	4,752	14,937	19,689	(2,107)	2022	2007
Eastchester Plaza	NY	—	5,017	7,379	107	5,017	7,486	12,503	(542)	1963	2023
Eastport	NY	—	2,985	5,649	1,087	2,947	6,774	9,721	(1,439)	1980	2021
El Camino Shopping Center	CA	—	7,600	11,538	16,063	10,328	24,873	35,201	(16,384)	2017	1999
El Cerrito Plaza	CA	—	11,025	27,371	9,798	11,025	37,169	48,194	(18,652)	2000	2000
El Norte Pkwy Plaza	CA	—	2,834	7,370	3,443	3,263	10,384	13,647	(7,803)	2013	1999
Emerson Plaza	NJ	—	8,615	7,835	553	8,699	8,304	17,003	(1,392)	1981	2023
Encina Grande	CA	—	5,040	11,572	20,680	10,518	26,774	37,292	(20,326)	2016	1999
Fairfield Center	CT	—	6,731	29,420	2,326	6,731	31,746	38,477	(11,061)	2000	2014
Fairfield Crossroads	CT	—	9,982	9,796	18	9,982	9,814	19,796	(835)	1995	2023
Falcon Marketplace	CO	—	1,340	4,168	602	1,246	4,864	6,110	(3,565)	2005	2005
Fellsway Plaza	MA	(33,727)	30,712	7,327	10,645	35,258	13,426	48,684	(10,425)	2016	2013
Ferry Street Plaza	NJ	(8,131)	7,960	24,439	246	7,960	24,685	32,645	(1,824)	1995	2023
Firstfield Shopping Center	MD	—	5,003	13,808	26	5,015	13,822	18,837	(113)	2014	2025
Fleming Island	FL	—	3,077	11,587	4,009	3,111	15,562	18,673	(10,829)	2000	1998
Fountain Square	FL	—	29,722	29,041	568	29,784	29,547	59,331	(17,739)	2013	2013
French Valley Village Center	CA	—	11,924	16,856	777	11,822	17,735	29,557	(16,922)	2004	2004
Friars Mission Center	CA	—	6,660	28,021	3,407	6,660	31,428	38,088	(21,264)	1989	1999
Gardens Square	FL	—	2,136	8,273	878	1,775	9,512	11,287	(6,795)	1991	1997
Gateway Shopping Center	PA	—	52,665	7,134	13,887	55,087	18,599	73,686	(22,900)	2016	2004
Gelson's Westlake Market Plaza	CA	—	3,157	11,153	6,897	4,654	16,553	21,207	(11,667)	2016	2002

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2025

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
Glen Oak Plaza	IL	—	4,103	12,951	2,413	4,124	15,343	19,467	(7,030)	1967	2010
Glenwood Green	NJ	—	26,463	28,543	1	26,463	28,544	55,007	(4,449)	2024	2023
Glenwood Village	NC	—	1,194	5,381	891	1,194	6,272	7,466	(5,417)	1983	1997
Golden Hills Plaza	CA	—	12,699	18,482	4,208	11,521	23,868	35,389	(15,667)	2017	2006
Grand Ridge Plaza	WA	—	24,208	61,033	6,752	24,918	67,075	91,993	(38,524)	2018	2012
Greenwich Commons	CT	(4,461)	3,831	6,990	(22)	3,831	6,968	10,799	(472)	1961	2023
Greenwood Shopping Centre	FL	—	7,777	24,829	1,205	7,777	26,034	33,811	(8,998)	1994	2017
H Mart Plaza	NJ	—	1,296	2,469	—	1,296	2,469	3,765	(169)	1967	2023
Hancock	TX	—	8,232	28,260	(9,585)	4,604	22,303	26,907	(12,097)	1998	1999
Harpeth Village Fieldstone	TN	—	2,284	9,443	1,587	2,284	11,030	13,314	(7,431)	1998	1997
Harrison Shopping Square	NY	—	6,034	5,195	659	6,353	5,535	11,888	(416)	1958	2023
Hasley Canyon Village	CA	(16,000)	17,630	8,231	240	17,630	8,471	26,101	(1,543)	2003	2003
Heritage 202 Center	NY	—	1,694	5,901	368	1,695	6,268	7,963	(476)	1989	2023
Heritage Plaza	CA	—	12,390	26,097	15,348	12,215	41,620	53,835	(25,173)	2012	1999
Hershey	PA	—	7	808	13	7	821	828	(670)	2000	2000
Hewlett Crossing I & II	NY	—	11,850	18,205	2,554	11,850	20,759	32,609	(4,597)	1954	2018
Hibernia Pavilion	FL	—	4,929	5,065	353	4,929	5,418	10,347	(4,772)	2006	2006
High Ridge Center	CT	(10,000)	26,078	21,460	805	26,092	22,251	48,343	(1,741)	1968	2023
Hillcrest Village	TX	—	1,600	1,909	271	1,600	2,180	3,780	(1,353)	1991	1999
Hilltop Village	CO	—	2,995	4,581	4,845	3,104	9,317	12,421	(6,483)	2018	2002
Hinsdale Lake Commons	IL	—	5,734	16,709	12,248	8,343	26,348	34,691	(20,509)	2015	1998
Holly Park	NC	—	8,975	23,799	2,743	8,828	26,689	35,517	(11,070)	1969	2013
Howell Mill Village	GA	—	5,157	14,279	8,108	9,610	17,934	27,544	(10,198)	1984	2004
Hyde Park	OH	—	9,809	39,905	18,623	10,215	58,122	68,337	(36,950)	1995	1997
Indian Springs Center	TX	—	24,974	25,903	1,495	25,050	27,322	52,372	(11,094)	2003	2002
Indigo Square	SC	—	8,087	9,849	(26)	8,087	9,823	17,910	(4,075)	2017	2017
Inglewood Plaza	WA	—	1,300	2,159	1,373	1,300	3,532	4,832	(2,525)	1985	1999
Island Village	WA	—	12,354	23,660	726	12,361	24,379	36,740	(3,545)	2013	2023
Jordan Ranch	TX	—	16,465	29,318	—	16,465	29,318	45,783	(294)	2025	2024
Keller Town Center	TX	—	2,294	12,841	1,657	2,404	14,388	16,792	(9,203)	2014	1999
Kirkman Shoppes	FL	—	9,364	26,243	1,082	9,367	27,322	36,689	(8,903)	2015	2017
Kirkwood Commons	MO	—	6,772	16,224	1,954	6,802	18,148	24,950	(8,384)	2000	2007
Klahanie Shopping Center	WA	—	14,451	20,089	1,157	14,451	21,246	35,697	(6,533)	1998	2016
Knotts Landing	CT	—	2,062	23,536	99	2,062	23,635	25,697	(1,413)	1994	2023
Kroger New Albany Center	OH	—	3,844	6,599	1,594	3,844	8,193	12,037	(7,285)	1999	1999
Lake Mary Centre	FL	—	24,036	57,476	3,391	24,036	60,867	84,903	(21,506)	2015	2017
Lake Pine Plaza	NC	—	2,008	7,632	1,109	2,029	8,720	10,749	(6,341)	1997	1998
Lakeview Shopping Center	NY	(10,407)	6,341	22,296	1,286	6,341	23,582	29,923	(2,057)	1981	2023
Lebanon/Legacy Center	TX	—	3,913	7,874	1,764	3,913	9,638	13,551	(8,100)	2002	2000
Littleton Square	CO	—	2,030	8,859	(3,274)	2,433	5,182	7,615	(3,882)	2015	1999
Lloyd King Center	CO	—	1,779	10,060	1,863	1,779	11,923	13,702	(8,302)	1998	1998
Lower Nazareth Commons	PA	—	15,992	12,964	4,165	16,343	16,778	33,121	(15,745)	2012	2007
Main & Bailey	CT	—	603	13,428	293	603	13,721	14,324	(966)	1950	2023
Mandarin Landing	FL	—	7,913	27,230	13,396	10,625	37,914	48,539	(9,371)	2024	2017
Market at Colonnade Center	NC	—	6,455	9,839	569	6,160	10,703	16,863	(6,875)	2009	2009
Market at Preston Forest	TX	—	4,400	11,445	2,402	4,400	13,847	18,247	(9,544)	1990	1999

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2025

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
Market at Round Rock	TX	—	2,000	9,676	10,106	1,996	19,786	21,782	(12,611)	1987	1999
Market at Springwoods Village	TX	—	12,592	12,809	222	12,592	13,031	25,623	(6,480)	2018	2016
Marketplace at Briargate	CO	—	1,706	4,885	373	1,727	5,237	6,964	(3,792)	2006	2006
McLean Plaza	NY	(5,000)	12,527	12,039	231	12,534	12,263	24,797	(996)	1982	2023
Meadtown Shopping Center	NJ	(8,765)	9,961	15,328	633	9,961	15,961	25,922	(1,302)	1961	2023
Mellody Farm	IL	—	35,628	66,847	111	35,639	66,947	102,586	(24,530)	2017	2017
Mercantile East	CA	(33,000)	43,971	38,213	1,267	43,971	39,480	83,451	(819)	2023	2025
Mercantile West	CA	(40,600)	20,062	45,218	42	20,062	45,260	65,322	(861)	2025	2025
Melrose Market	WA	—	4,451	10,807	(72)	4,451	10,735	15,186	(2,277)	2009	2019
Midland Park Shopping Center	NJ	(16,588)	9,814	24,226	1,874	9,814	26,100	35,914	(2,239)	1966	2023
Millhopper Shopping Center	FL	—	1,073	5,358	6,120	1,901	10,650	12,551	(8,771)	2017	1993
Mockingbird Commons	TX	—	3,000	10,728	3,822	3,000	14,550	17,550	(9,975)	1987	1999
Monument Jackson Creek	CO	—	2,999	6,765	1,464	2,999	8,229	11,228	(7,213)	1999	1998
Morningside Plaza	CA	—	4,300	13,951	1,266	4,300	15,217	19,517	(10,568)	1996	1999
Murrayhill Marketplace	OR	—	2,670	18,401	15,100	2,903	33,268	36,171	(22,926)	2016	1999
Naples Walk	FL	—	18,173	13,554	2,476	18,173	16,030	34,203	(9,601)	1999	2007
New City PCSB Bank Pad	NY	—	837	1,306	(2,143)	—	—	—	—	1973	2023
New Milford Plaza	CT	—	7,955	18,349	127	7,955	18,476	26,431	(1,482)	1970	2023
Newberry Square	FL	—	2,412	10,150	2,085	2,412	12,235	14,647	(10,978)	1986	1994
Newfield Green	CT	(18,175)	22,993	7,778	107	22,993	7,885	30,878	(843)	1966	2023
Newland Center	CA	—	12,500	10,697	9,509	16,276	16,430	32,706	(13,687)	2016	1999
Nocatee Town Center	FL	—	10,124	8,691	9,305	11,045	17,075	28,120	(12,850)	2017	2007
Nohl Plaza	CA	—	1,688	6,733	317	1,688	7,050	8,738	(801)	1966	2023
North Hills	TX	—	4,900	19,774	2,293	4,900	22,067	26,967	(13,629)	1995	1999
Northgate Marketplace	OR	—	5,668	13,727	403	4,955	14,843	19,798	(9,415)	2011	2011
Northgate Marketplace Ph II	OR	—	12,189	30,171	105	12,159	30,306	42,465	(13,544)	2015	2015
Northgate Plaza (Maxtown Road)	OH	—	1,769	6,652	5,080	2,840	10,661	13,501	(8,169)	2017	1998
Northgate Square	FL	—	5,011	8,692	1,236	5,011	9,928	14,939	(6,078)	1995	2007
Northlake Village	TN	—	2,662	11,284	6,353	2,662	17,637	20,299	(9,371)	2013	2000
Oakshade Town Center	CA	(2,369)	6,591	28,966	4,344	6,591	33,310	39,901	(14,620)	1998	2011
Oakbrook Plaza	CA	—	4,000	6,668	6,432	4,766	12,334	17,100	(8,273)	2017	1999
Oakleaf Commons	FL	—	3,503	11,671	2,286	3,173	14,287	17,460	(10,412)	2006	2006
Oakley Shops at Laurel Fields	CA	—	10,963	22,825	—	10,963	22,825	33,788	(392)	2024	2024
Ocala Corners	FL	—	1,816	10,515	1,775	1,816	12,290	14,106	(6,943)	2000	2000
Old Greenwich CVS	CT	(799)	3,704	2,065	7	3,711	2,065	5,776	(149)	1941	2023
Old Kings Market	CT	(22,111)	17,091	26,274	375	17,092	26,648	43,740	(1,943)	1955	2023
Old St Augustine Plaza	FL	—	2,368	11,405	13,655	3,455	23,973	27,428	(15,723)	2017/2020	1996
Orange Meadows	CT	—	6,459	19,441	1,183	6,461	20,622	27,083	(2,202)	1990	2023
Orangetown Shopping Center	NY	—	4,716	15,472	1,140	5,684	15,644	21,328	(1,201)	1966	2023
Pablo Plaza	FL	—	11,894	21,407	12,354	14,135	31,520	45,655	(13,565)	2020	2017
Paces Ferry Plaza	GA	—	2,812	12,639	21,439	13,803	23,087	36,890	(17,086)	2018	1997
Panther Creek	TX	—	14,414	14,748	7,378	15,212	21,328	36,540	(17,724)	1994	2002
Pavilion	FL	—	15,626	22,124	1,546	15,626	23,670	39,296	(8,822)	2011	2017
Peartree Village	TN	—	5,197	19,746	1,020	5,197	20,766	25,963	(16,226)	1997	1997
Persimmon Place	CA	—	25,975	38,114	539	26,692	37,936	64,628	(21,756)	2014	2014
Pike Creek	DE	—	5,153	20,652	10,330	5,885	30,250	36,135	(18,711)	2013	1998

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2025

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
Pine Island	FL	—	21,086	28,123	2,217	21,086	30,340	51,426	(10,921)	1999	2017
Pine Lake Village	WA	—	6,300	10,991	2,299	6,300	13,290	19,590	(9,185)	1989	1999
Pine Ridge Square	FL	—	13,951	23,147	6,846	13,951	29,993	43,944	(7,669)	2013	2017
Pine Tree Plaza	FL	—	668	6,220	1,220	668	7,440	8,108	(5,154)	1999	1997
Pinecrest Place	FL	—	4,193	13,275	73	3,805	13,736	17,541	(4,858)	2017	2017
Plaza Escuela	CA	—	24,829	104,395	4,305	24,829	108,700	133,529	(26,616)	2002	2017
Plaza Hermosa	CA	—	4,200	10,109	4,657	4,202	14,764	18,966	(10,136)	2013	1999
Point 50	VA	—	15,239	11,367	294	14,628	12,272	26,900	(3,909)	2021	2007
Point Royale Shopping Center	FL	—	18,201	14,889	7,145	19,405	20,830	40,235	(9,977)	2018	2017
Pompton Lakes Towne Square	NJ	—	12,940	16,392	379	12,943	16,768	29,711	(1,384)	2000	2023
Post Road Plaza	CT	—	15,240	5,196	176	15,240	5,372	20,612	(1,789)	1978	2017
Potrero Center	CA	—	133,422	116,758	(87,857)	85,205	77,118	162,323	(19,505)	1997	2017
Powell Street Plaza	CA	—	8,248	30,716	5,074	8,248	35,790	44,038	(22,318)	1987	2001
Powers Ferry Square	GA	—	3,687	17,965	10,632	5,758	26,526	32,284	(25,022)	2013	1997
Powers Ferry Village	GA	—	1,191	4,672	1,502	1,191	6,174	7,365	(4,926)	1994	1997
Prairie City Crossing	CA	—	4,164	13,032	632	4,164	13,664	17,828	(8,392)	1999	1999
Preston Oaks	TX	—	763	30,438	583	1,534	30,250	31,784	(7,686)	2022	2013
Prestonbrook	TX	—	7,069	8,622	(484)	5,244	9,963	15,207	(8,798)	1998	1998
Prosperity Centre	FL	—	11,682	26,215	1,153	11,681	27,369	39,050	(7,616)	1993	2017
Purchase Street Shops	NY	—	466	1,388	21	466	1,409	1,875	(126)		2023
Putnam Plaza	NY	(16,531)	10,355	13,621	2,934	10,355	16,555	26,910	(736)	1971	2025
Ralphs Circle Center	CA	—	20,939	6,317	492	20,939	6,809	27,748	(2,675)	1983	2017
Red Bank Village	OH	—	10,336	9,500	1,668	9,755	11,749	21,504	(5,696)	2018	2006
Regency Commons	OH	—	3,917	3,616	425	3,917	4,041	7,958	(3,153)	2004	2004
Regency Square	FL	—	4,770	25,191	16,188	6,228	39,921	46,149	(30,373)	2013	1993
Ridgeway Shopping Center	CT	(40,688)	47,684	96,414	8,029	47,684	104,443	152,127	(7,804)	1952	2023
Franklin Pointe (fka Rite Aid Plaza-Waldwick Plaza)	NJ	—	1,774	5,753	(42)	1,774	5,711	7,485	(370)	1953	2023
Rivertowns Square	NY	—	15,505	52,505	5,976	16,853	57,133	73,986	(14,511)	2016	2018
Rona Plaza	CA	—	1,500	4,917	582	1,500	5,499	6,999	(3,903)	1989	1999
Roosevelt Square	WA	—	40,371	32,108	8,686	40,382	40,783	81,165	(10,891)	2017	2017
Russell Ridge	GA	—	2,234	6,903	1,971	2,234	8,874	11,108	(6,877)	1995	1994
Ryanwood Square	FL	—	10,581	10,044	545	10,581	10,589	21,170	(4,566)	1987	2017
Sammamish-Highlands	WA	—	9,300	8,075	10,302	9,592	18,085	27,677	(13,411)	2013	1999
San Carlos Marketplace	CA	—	36,006	57,886	969	36,006	58,855	94,861	(15,080)	2018	2017
San Leandro Plaza	CA	—	1,300	8,226	1,930	1,300	10,156	11,456	(6,678)	1982	1999
Sandy Springs	GA	—	6,889	28,056	5,365	6,889	33,421	40,310	(14,455)	2006	2012
Sawgrass Promenade	FL	—	10,846	12,525	1,796	10,846	14,321	25,167	(5,165)	1998	2017
Scripps Ranch Marketplace	CA	—	59,949	26,334	1,792	59,949	28,126	88,075	(7,940)	2017	2017
Sendero Marketplace	CA	(44,538)	27,171	31,206	11	27,171	31,217	58,388	(565)	2016	2025
Serramonte Center	CA	—	390,106	172,652	118,710	423,587	257,881	681,468	(104,400)	2018/In Process	2017
Shaw's at Plymouth	MA	—	3,968	8,367	—	3,968	8,367	12,335	(3,207)	1993	2017
Shelton Square	CT	—	13,383	25,265	4,472	13,383	29,737	43,120	(2,975)	1982	2023
Sheridan Plaza	FL	—	82,260	97,273	16,268	83,814	111,987	195,801	(35,029)	1991/2022	2017
Sherwood Crossroads	OR	—	2,731	6,360	900	2,454	7,537	9,991	(4,740)	1999	1999

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2025

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
Shiloh Springs	TX	—	5,236	11,802	1,199	5,236	13,001	18,237	(2,614)	1998	1998
Shoppes @ 104	FL	—	11,193	—	3,414	7,078	7,529	14,607	(4,967)	2018	1998
Shoppes at Homestead	CA	—	5,420	9,450	2,829	5,420	12,279	17,699	(8,660)	1983	1999
Shoppes at Lago Mar	FL	—	8,323	11,347	454	8,323	11,801	20,124	(4,482)	1995	2017
Shoppes at Sunlake Centre	FL	—	16,643	15,091	6,683	18,001	20,416	38,417	(7,715)	2008	2017
Shoppes of Grande Oak	FL	—	5,091	5,985	1,495	5,091	7,480	12,571	(6,518)	2000	2000
Shoppes of Jonathan's Landing	FL	—	4,474	5,628	630	4,474	6,258	10,732	(2,135)	1997	2017
Shoppes of Oakbrook	FL	—	20,538	42,992	(2,650)	20,538	40,342	60,880	(12,376)	2003	2017
Shoppes of Silver Lakes	FL	—	17,529	21,829	2,496	17,529	24,325	41,854	(8,888)	1997	2017
Shoppes of Sunset	FL	—	2,860	1,316	975	2,860	2,291	5,151	(719)	2009	2017
Shoppes of Sunset II	FL	—	2,834	715	739	2,834	1,454	4,288	(553)	2009	2017
Shops at County Center	VA	—	9,957	11,296	5,385	12,917	13,721	26,638	(13,139)	2005	2005
Shops at Erwin Mill	NC	(12,000)	9,082	6,124	596	9,087	6,715	15,802	(4,934)	2012	2012
Shops at John's Creek	FL	—	1,863	2,014	76	1,501	2,452	3,953	(1,876)	2004	2003
Shops at Mira Vista	TX	(137)	11,691	9,026	881	11,691	9,907	21,598	(4,241)	2002	2014
Shops at Quail Creek	CO	—	1,487	7,717	1,591	1,448	9,347	10,795	(5,414)	2008	2008
Shops at Saugus	MA	—	19,201	17,984	1,204	18,974	19,415	38,389	(15,091)	2006	2006
Shops at Skylake	FL	—	84,586	39,342	3,210	85,117	42,021	127,138	(16,034)	2006	2017
Shops at The Columbia	DC	—	3,117	8,869	198	3,234	8,950	12,184	(1,301)	1991	2006
Shops on Main	IN	—	17,020	27,055	21,768	19,648	46,195	65,843	(21,761)	2017/2020	2007
Sienna Grande Shops	TX	—	5,516	6,349	—	5,516	6,349	11,865	(358)	2023	2023
Somers Commons	NY	—	7,019	29,808	4,230	7,019	34,038	41,057	(2,968)	2003	2023
Sope Creek Crossing	GA	—	2,985	12,001	3,885	3,332	15,539	18,871	(11,738)	2016	1998
South Beach Regional	FL	—	28,188	53,405	16,145	28,515	69,223	97,738	(19,286)	1990	2017
South Pass Village	NJ	(19,258)	11,079	31,610	649	11,079	32,259	43,338	(2,511)	1965	2023
South Point	FL	—	6,563	7,939	751	6,563	8,690	15,253	(3,172)	2003	2017
Southbury Green	CT	—	26,661	34,325	9,381	29,743	40,624	70,367	(13,306)	2002	2017
Southcenter	WA	—	1,300	12,750	2,793	1,300	15,543	16,843	(10,785)	1990	1999
Southpark at Cinco Ranch	TX	—	18,395	11,306	7,801	21,438	16,064	37,502	(11,759)	2017	2012
SouthPoint Crossing	NC	—	4,412	12,235	1,816	4,382	14,081	18,463	(9,702)	1998	1998
Staples Plaza-Yorktown Heights	NY	—	7,131	47,704	1,386	7,131	49,090	56,221	(3,426)	1970	2023
Starke	FL	—	71	1,683	15	71	1,698	1,769	(1,529)	2000	2000
Star's at Cambridge	MA	—	31,082	13,520	(1)	31,082	13,519	44,601	(4,429)	1997	2017
Star's at West Roxbury	MA	—	21,973	13,386	807	21,973	14,193	36,166	(4,493)	2006	2017
Station Centre @ Old Greenwich	CT	—	9,121	7,603	655	9,121	8,258	17,379	(782)	1952	2023
Stefko Boulevard Shopping Center	PA	—	5,042	11,847	120	5,042	11,967	17,009	(154)	1976	2025
Sterling Ridge	TX	—	12,846	12,162	1,703	12,846	13,865	26,711	(12,323)	2000	2002
Stroh Ranch	CO	—	4,280	8,189	1,278	4,280	9,467	13,747	(8,113)	1998	1998
Suncoast Crossing	FL	—	9,030	10,764	4,829	13,374	11,249	24,623	(10,560)	2007	2007
Sunny Valley Shops	CT	—	2,820	5,055	1,331	2,820	6,386	9,206	(586)	2003	2023
Talega Village Center	CA	—	22,415	12,054	593	22,415	12,647	35,062	(3,603)	2007	2017
Tanasbourne Market	OR	—	3,269	10,861	(294)	3,149	10,687	13,836	(7,642)	2006	2006
Tanglewood Shopping Center	NY	(2,163)	5,920	7,889	152	5,920	8,041	13,961	(678)	1953	2023
Tassajara Crossing	CA	—	8,560	15,464	3,345	8,560	18,809	27,369	(12,549)	1990	1999
Tech Ridge Center	TX	—	12,945	37,169	6,912	13,455	43,571	57,026	(23,545)	2020	2011
Terrace Shops	CA	(14,007)	5,684	14,587	12	5,684	14,599	20,283	(256)	2005	2025

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2025

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
The Abbot	MA	—	72,910	6,086	52,460	79,219	52,237	131,456	(7,808)	1912/2024	2017
The Crossing Clarendon	VA	—	154,932	126,328	63,230	161,409	183,081	344,490	(45,436)	2023/In Process	2016
The Dock-Dockside	CT	(32,125)	20,974	49,185	270	20,974	49,455	70,429	(3,690)	1974	2023
The Field at Commonwealth	VA	—	31,057	18,248	(5,130)	25,731	18,444	44,175	(12,535)	2018	2017
The Gallery at Westbury Plaza	NY	—	108,653	216,771	5,213	108,653	221,984	330,637	(61,933)	2013	2017
The Hub at Norwalk	CT	—	20,394	21,261	1,401	21,220	21,836	43,056	(4,647)	2003	2017
The Hub Hillcrest Market	CA	—	18,773	61,906	8,376	19,611	69,444	89,055	(27,554)	2015	2012
The Longmeadow Shops	MA	(13,000)	5,451	23,738	659	5,451	24,397	29,848	(1,946)	1962	2023
The Marketplace	CA	—	10,927	36,052	1,815	10,927	37,867	48,794	(10,795)	1990	2017
The Meadows	NY	—	12,325	21,378	1,243	12,267	22,679	34,946	(4,076)	1980	2021
The Plaza at St. Lucie West	FL	—	1,718	6,204	219	1,718	6,423	8,141	(1,952)	2006	2017
The Point at Garden City Park	NY	—	741	9,764	5,857	2,559	13,803	16,362	(6,700)	2018	2016
The Pruneyard	CA	—	112,136	86,918	3,710	112,136	90,628	202,764	(20,903)	2014	2019
The Shops at Hampton Oaks	GA	—	843	372	(178)	297	740	1,037	(448)	2009	2017
The Shops at Stone Bridge	CT	—	21,397	40,486	—	21,397	40,486	61,883	(471)	2025	2024
The Shops at SunVet	NY	—	15,628	73,756	—	15,628	73,756	89,384	(2,634)	2023	2023
The Village at Hunter's Lake	FL	—	9,735	12,988	40	9,735	13,028	22,763	(4,634)	2018	2018
The Village at Riverstone	TX	—	17,179	13,013	116	17,179	13,129	30,308	(5,123)	2016	2016
Town and Country	FL	—	4,664	5,207	116	4,664	5,323	9,987	(2,658)	1993	2017
Town Square	FL	—	883	8,132	918	883	9,050	9,933	(6,308)	1999	1997
Towne Centre at Somers	NY	—	3,235	30,998	345	3,236	31,342	34,578	(2,225)	1988	2023
Treasure Coast Plaza	FL	—	7,553	21,554	1,800	7,553	23,354	30,907	(7,704)	1983	2017
Tustin Legacy	CA	—	13,829	23,922	290	13,828	24,213	38,041	(9,587)	2017	2016
Twin City Plaza	MA	—	17,245	44,225	2,796	17,263	47,003	64,266	(24,823)	In Process	2006
Twin Peaks	CA	—	5,200	25,827	9,789	6,587	34,229	40,816	(21,418)	2015	1999
Unigold Shopping Center	FL	—	5,490	5,144	6,812	5,561	11,885	17,446	(7,546)	1987	2017
University Commons	FL	—	4,070	30,785	1,121	4,070	31,906	35,976	(12,707)	2001	2015
Valencia Crossroads	CA	—	17,921	17,659	1,929	17,921	19,588	37,509	(18,405)	2003	2002
Valley Ridge Shopping Center	NJ	(15,702)	13,363	19,803	993	13,363	20,796	34,159	(1,640)	1962	2023
Valley Stream	NY	—	13,297	16,241	512	13,887	16,163	30,050	(2,691)	1950	2021
Veterans Plaza	CT	—	2,328	7,104	34	2,328	7,138	9,466	(608)	1966	2023
Village at La Floresta	CA	—	13,140	20,559	242	13,156	20,785	33,941	(10,960)	2014	2014
Village at Lee Airpark	MD	—	11,099	12,975	4,354	11,803	16,625	28,428	(17,368)	2014	2005
Village Center	FL	—	3,885	14,131	10,339	5,480	22,875	28,355	(15,000)	2014	1995
Village Commons	NY	—	312	5,950	349	312	6,299	6,611	(602)	1980	2023
Von's Circle Center	CA	(2,633)	49,037	22,618	1,656	49,037	24,274	73,311	(7,833)	1972	2017
Wading River	NY	—	14,969	18,641	1,655	14,915	20,350	35,265	(3,259)	2002	2021
Waldwick Plaza	NJ	—	1,724	5,824	301	1,724	6,125	7,849	(493)	1960	2023
Walker Center	OR	—	3,840	7,232	12,731	4,404	19,399	23,803	(10,154)	1987	1999
Washington Commons	NJ	(8,210)	7,829	12,182	252	7,829	12,434	20,263	(1,098)	1992	2023
Waterstone Plaza	FL	—	5,498	13,500	298	5,498	13,798	19,296	(4,550)	2005	2017
Welleby Plaza	FL	—	1,496	7,787	2,809	1,496	10,596	12,092	(9,301)	1982	1996
Wellington Town Square	FL	—	2,041	12,131	3,953	2,600	15,525	18,125	(9,057)	2022	1996
West Bird Plaza	FL	—	12,934	18,594	374	15,386	16,516	31,902	(6,209)	2000/2021	2017
West Chester Plaza	OH	—	1,857	7,572	690	1,857	8,262	10,119	(8,145)	In Process	1998

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2025

(in thousands)

			Initial Cost			Total Cost
Shopping Centers	State	Mortgages or Encumbrances(1)	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land & Land Improvements	Building & Improvements	Total	Accumulated Depreciation	Year Constructed or Last Major Renovation	Year Acquired
West Lake Shopping Center	FL	—	10,561	9,792	1,024	10,561	10,816	21,377	(3,876)	2000	2017
West Park Plaza	CA	—	5,840	5,759	4,406	5,840	10,165	16,005	(6,460)	1996	1999
Westbury Plaza	NY	(88,000)	116,129	51,460	6,978	117,817	56,750	174,567	(18,740)	2004	2017
Westchase	FL	—	5,302	8,273	1,522	5,302	9,795	15,097	(5,582)	1998	2007
Westchester Commons	IL	—	3,366	11,751	11,535	4,894	21,758	26,652	(12,675)	2014	2001
Westlake Village Plaza and Center	CA	—	7,043	27,195	31,764	17,620	48,382	66,002	(41,500)	2015	1999
Westport Collection	CT	—	4,831	3,138	1	4,831	3,139	7,970	(417)	1958	2023
Westport Plaza	FL	—	9,035	7,455	272	9,035	7,727	16,762	(2,917)	2002	2017
Westport Row	CT	—	43,597	16,428	15,346	46,170	29,201	75,371	(10,925)	1988	2017
Westbard Square	MD	—	128,002	21,514	40,574	114,450	75,640	190,090	(7,643)	2001/2024	2017
Westwood Village	TX	—	19,933	25,301	2,314	19,378	28,170	47,548	(20,083)	2006	2006
Willa Springs	FL	(16,700)	13,322	15,314	3,555	13,683	18,508	32,191	(2,885)	1979	2000
Williamsburg at Dunwoody	GA	—	7,435	3,721	1,474	7,444	5,186	12,630	(2,270)	1983	2017
Willow Festival	IL	—	1,954	56,501	6,297	1,976	62,776	64,752	(27,247)	2007	2010
Willow Lake Shopping Center	IN	—	6,018	9,436	14	6,018	9,450	15,468	(118)	1987	2025
Willow Lake West Shopping Center	IN	—	3,297	18,075	11	3,297	18,086	21,383	(160)	2001	2025
Willow Oaks	NC	—	6,664	7,908	(247)	6,294	8,031	14,325	(4,966)	2014	2014
Willows Shopping Center	CA	—	51,964	78,029	(6,646)	51,980	71,367	123,347	(20,868)	In Process	2017
Woodcroft Shopping Center	NC	—	1,419	6,284	2,125	1,421	8,407	9,828	(6,338)	1984	1996
Woodman Van Nuys	CA	—	5,500	7,195	527	5,500	7,722	13,222	(5,223)	1992	1999
Woodmen Plaza	CO	—	7,621	11,018	1,633	7,621	12,651	20,272	(13,198)	1998	1998
Woodside Central	CA	—	3,500	9,288	1,145	3,489	10,444	13,933	(7,121)	1993	1999
Miscellaneous Investments		—	—	2,127	2,371	—	4,498	4,498	(2,243)
Land held for future development		—	11,323	—	(4,608)	6,715	—	6,715	—
Construction in progress		—	22,395	29,235	95,577	22,395	124,812	147,207	—
		(778,831)	$5,737,889	7,367,996	1,456,039	5,854,509	8,707,415	14,561,924	(3,267,728)

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Schedule III - Consolidated Real Estate and Accumulated Depreciation

December 31, 2025

(in thousands)

Depreciation and amortization of the Company's investments in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets, which are up to 40 years. The aggregate cost for federal income tax purposes was approximately $11.9 billion at December 31, 2025.

The changes in total real estate assets for the years ended December 31, 2025, 2024, and 2023 are as follows:

(in thousands)	2025	2024	2023
Beginning balance	$13,698,419	13,454,391	11,858,064
Acquired properties and land	614,133	71,334	1,445,428
Developments and improvements	382,635	328,133	206,085
Disposal of building and tenant improvements	(24,855)	(51,671)	(14,149)
Sale of properties	(108,408)	(72,152)	(19,366)
Contributed to unconsolidated joint ventures	—	(17,518)	—
Properties held for sale	—	—	(21,671)
Provision for impairment	—	(14,098)	—
Ending balance	$14,561,924	13,698,419	13,454,391

The changes in accumulated depreciation for the years ended December 31, 2025, 2024, and 2023 are as follows:

(in thousands)	2025	2024	2023
Beginning balance	$2,960,399	2,691,386	2,415,860
Depreciation expense	344,216	329,650	293,705
Disposal of building and tenant improvements	(24,828)	(51,671)	(14,149)
Sale of properties	(12,059)	(7,842)	(569)
Accumulated depreciation related to properties held for sale	—	—	(3,461)
Provision for impairment	—	(1,124)	—
Ending balance	$3,267,728	2,960,399	2,691,386

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures (Regency Centers Corporation)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Parent Company's management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Parent Company's chief executive officer and chief financial officer concluded that as of December 31, 2025, the Parent Company's disclosure controls and procedures were effective to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Parent Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Parent Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Parent Company's management concluded that its internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Controls

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2025 which have materially affected, or are reasonably likely to materially affect, the Parent Company’s internal controls over financial reporting.

Controls and Procedures (Regency Centers, L.P.)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Operating Partnership's management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the chief executive officer and chief financial officer of its general partner concluded that, as of December 31, 2025, the Operating Partnership's disclosure controls and procedures were effective to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures, without limitation, include controls and procedures designed to ensure that information required to be disclosed by the Operating Partnership in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Operating Partnership's management concluded that its internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Controls

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2025 which have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal controls over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2026 Annual Meeting of Shareholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

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

Item 11. Executive Compensation

Incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2026 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about securities that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

(as of December 31, 2025)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (3)
Equity compensation plans approved by security holders	834,914	$—	3,462,214
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	834,914	$—	3,462,214
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

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2026 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2026 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report with respect to the 2026 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Financial Statements and Financial Statement Schedules:

Regency Centers Corporation and Regency Centers, L.P. 2025 financial statements and financial statement schedule, together with the reports of KPMG LLP are listed on the index immediately preceding the financial statements within "Item 8. Financial Statements and Supplementary Data" of this Report.

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

3.	Articles of Incorporation and Bylaws

	(a)	Restated Articles of Incorporation of Regency Centers Corporation (incorporated by reference to Exhibit 3(a) to the Company's Form 10-K filed on February 14, 2025).

	(b)	Amended and Restated Bylaws of Regency Centers Corporation (amendment is incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 5, 2022).

	(c)	Fifth Amended and Restated Agreement of Limited Partnership of Regency Centers, L.P. , (incorporated by reference to Exhibit 3(d) to the Company's Form 10-K filed on February 19, 2014).

(d)

Amendment to the Fifth Amended and Restated Agreement of Limited Partnership Relating to the Series A Cumulative Redeemable Preferred Units, dated August 16, 2023 (incorporated by reference to Exhibit 3.4 in Regency’s Form 8-K filed on August 18, 2023).

(e)

Amendment to the Fifth Amended and Restated Agreement of Limited Partnership Relating to the Series B Cumulative Redeemable Preferred Units, dated August 16, 2023 (incorporated by reference to Exhibit 3.5 in Regency’s Form 8-K filed on August 18, 2023).

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

~(i)

Form of Indemnification Agreement, in each case dated as of November 2, 2023, between Regency Centers Corporation (the Company") and (1) each member of its Board of Directors of the Company and (2) each of Martin E. Stein, Jr. and Lisa Palmer (who are each also members of the Board), Michael J. Mas, Alan T. Roth, Nicholas A. Wibbenmeyer and each of the other officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2023).

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

(ii)

Second Amendment to Sixth Amended and Restated Credit Agreement, dated as of May 6, 2025, by and among Regency Centers, L.P., as borrower, Regency Centers Corporation, as guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 4, 2025).

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

	32.1	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers Corporation.

	32.2	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers Corporation.

	32.3	18 U.S.C. § 1350 Certification of Chief Executive Officer for Regency Centers, L.P.

	32.4	18 U.S.C. § 1350 Certification of Chief Financial Officer for Regency Centers, L.P.

97.	Restatement Clawback Policy of Regency Centers Corporation, effective as of November 15, 2023 (incorporated by reference to Exhibit 97 to the Company's Form 10-K filed on February 16, 2024).

99.	U. S. Federal Income Tax Considerations.

101.	Interactive Data Files

	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbases document

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2026	REGENCY CENTERS CORPORATION

	By:	/s/ Lisa Palmer
Lisa Palmer, President and Chief Executive Officer

February 13, 2026	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Lisa Palmer
Lisa Palmer, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 13, 2026	/s/ Martin E. Stein, Jr.
Martin E. Stein. Jr., Executive Chairman of the Board

February 13, 2026	/s/ Lisa Palmer
Lisa Palmer, President, Chief Executive Officer, and Director

February 13, 2026	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

February 13, 2026	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

February 13, 2026	/s/ Gary E. Anderson
Gary E. Anderson, Director

February 13, 2026	/s/ Bryce Blair
Bryce Blair, Director

February 13, 2026	/s/ C. Ronald Blankenship
C. Ronald Blankenship, Director

February 13, 2026	/s/ Kristin A. Campbell
Kristin A. Campbell, Director

February 13, 2026	/s/ Deirdre J. Evens
Deirdre J. Evens, Director

February 13, 2026	/s/ Thomas W. Furphy
Thomas W. Furphy, Director

February 13, 2026	/s/ Karin M. Klein
Karin M. Klein, Director

February 13, 2026	/s/ Peter Linneman
Peter Linneman, Director

February 13, 2026	/s/ Mark J. Parrell
Mark J. Parrell, Director

February 13, 2026	/s/ James H Simmons
James H. Simmons, Director