Form 10-Q
period 2026-03-31
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2026-05-04
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Regency Centers Corporation Yes ☐ No ☒ Regency Centers, L.P. Yes ☐ No ☒

The number of shares outstanding of Regency Centers Corporation's common stock was 183,096,790 as of April 30, 2026.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this "Report") combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2026, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The terms "the Company," "Regency Centers," "Regency," "we," "our," and "us" as used in this Report mean the Parent Company, the Operating Partnership and their controlled subsidiaries, collectively.

The Parent Company is a real estate investment trust ("REIT") and the general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management. The Operating Partnership's capital includes general and limited common partnership units ("Common Units"). As of March 31, 2026, the Parent Company owned approximately 97.9% of the Common Units in the Operating Partnership. The remaining Common Units, which are all limited Common Units, are owned by third party investors. In addition to the Common Units, the Operating Partnership has also issued two series of preferred units: the 6.250% Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units") and the 5.875% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"). The Parent Company currently owns all of the Series A Preferred Units and Series B Preferred Units. The Series A Preferred Units and Series B Preferred Units are sometimes referred to collectively as the "Preferred Units."

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

March 31, 2026 and December 31, 2025

(in thousands, except per share data)

	2026	2025
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$14,657,529	14,561,924
Less: accumulated depreciation	3,352,228	3,267,728
Real estate assets, net	11,305,301	11,294,196
Investments in sales-type leases, net	16,788	16,727
Investments in real estate partnerships	358,620	349,856
Net real estate investments	11,680,709	11,660,779
Cash, cash equivalents, and restricted cash, including $4,462 and $16,004 of restricted cash at March 31, 2026 and December 31, 2025, respectively	145,560	120,661
Tenant and other receivables, net	267,639	273,862
Deferred leasing costs, less accumulated amortization of $140,264 and $138,391 at March 31, 2026 and December 31, 2025, respectively	99,462	97,253
Acquired lease intangible assets, less accumulated amortization of $431,633 and $421,433 at March 31, 2026 and December 31, 2025, respectively	244,876	254,201
Right of use assets, net	313,508	315,804
Other assets	294,730	278,723
Total assets	$13,046,484	13,001,283
Liabilities and Equity
Liabilities:
Notes payable, net	$4,973,934	4,619,301
Unsecured credit facility	30,000	120,000
Accounts payable and other liabilities	200,885	391,847
Acquired lease intangible liabilities, less accumulated amortization of $249,699 and $243,040 at March 31, 2026 and December 31, 2025, respectively	352,202	356,454
Lease liabilities	241,012	242,368
Tenants' security, escrow deposits and prepaid rent	83,544	89,707
Total liabilities	5,881,577	5,819,677
Commitments and contingencies	—	—
Equity:
Shareholders' equity:
Preferred stock $0.01 par value per share, 30,000,000 shares authorized; 9,000,000 shares issued and outstanding, in the aggregate, in Series A and Series B at March 31, 2026 and December 31, 2025	225,000	225,000
Common stock $0.01 par value per share, 220,000,000 shares authorized; 183,088,061 and 182,902,234 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,831	1,829
Treasury stock at cost, 501,159 and 494,307 shares held at March 31, 2026 and December 31, 2025, respectively	(32,207)	(31,075)
Additional paid-in-capital	8,702,768	8,704,138
Accumulated other comprehensive loss	(2,687)	(4,220)
Distributions in excess of net income	(2,001,870)	(1,988,782)
Total shareholders' equity	6,892,835	6,906,890
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $290,397 and $264,950 at March 31, 2026 and December 31, 2025, respectively	144,705	144,940
Limited partners' interests in consolidated partnerships	127,367	129,776
Total noncontrolling interests	272,072	274,716
Total equity	7,164,907	7,181,606
Total liabilities and equity	$13,046,484	13,001,283

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the periods ended March 31, 2026, and 2025

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2026	2025
Revenues:
Lease income	$402,613	371,079
Other property income	2,907	3,021
Management, transaction, and other fees	6,933	6,812
Total revenues	412,453	380,912
Operating expenses:
Depreciation and amortization	106,422	96,774
Property operating expense	73,300	68,459
Real estate taxes	51,410	46,360
General and administrative	25,606	21,600
Other operating expenses	1,001	1,688
Total operating expenses	257,739	234,881
Other expense, net:
Interest expense, net	52,185	48,013
Gain on sale of real estate, net of tax	(7,194)	(101)
Net investment (income) expense	(695)	761
Total other expense, net	44,296	48,673
Income before equity in income of investments in real estate partnerships	110,418	97,358
Equity in income of investments in real estate partnerships	22,380	14,495
Net income	132,798	111,853
Noncontrolling interests:
Exchangeable operating partnership units	(2,617)	(642)
Limited partners' interests in consolidated partnerships	(1,632)	(1,624)
Net income attributable to noncontrolling interests	(4,249)	(2,266)
Net income attributable to the Company	128,549	109,587
Preferred stock dividends	(3,413)	(3,413)
Net income attributable to common shareholders	$125,136	106,174

Net income attributable to common shareholders:
Per common share - basic	$0.68	0.59
Per common share - diluted	$0.68	0.58

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

For the periods ended March 31, 2026, and 2025

(in thousands)

(unaudited)

	Three months ended March 31,
	2026	2025
Net income	$132,798	111,853
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	2,178	(2,648)
Reclassification adjustment of derivative instruments included in net income	(465)	(1,745)
Unrealized (loss) gain on available-for-sale debt securities	(77)	194
Other comprehensive income (loss)	1,636	(4,199)
Comprehensive income	134,434	107,654
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	4,249	2,266
Other comprehensive income (loss) attributable to noncontrolling interests	103	(258)
Comprehensive income attributable to noncontrolling interests	4,352	2,008
Comprehensive income attributable to the Company	$130,082	105,646

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended March 31, 2026 and 2025

(in thousands, except per share data)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$225,000	1,814	(28,045)	8,503,227	2,226	(1,980,076)	6,724,146	40,744	135,417	176,161	6,900,307
Net income	—	—	—	—	—	109,587	109,587	642	1,624	2,266	111,853
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	—	(2,289)	—	(2,289)	(20)	(145)	(165)	(2,454)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	(1,652)	—	(1,652)	(8)	(85)	(93)	(1,745)
Adjustment for noncontrolling interests	—	—	—	2,210	—	—	2,210	(2,210)	—	(2,210)	—
Deferred compensation plan, net	—	—	(1,088)	1,088	—	—	—	—	—	—	—
Amortization of equity awards	—	1	—	5,547	—	—	5,548	—	—	—	5,548
Tax withholding on stock-based compensation	—	—	—	(6,760)	—	—	(6,760)	—	—	—	(6,760)
Common stock issued under dividend reinvestment plan	—	—	—	177	—	—	177	—	—	—	177
Contributions from partners	—	—	—	—	—	—	—	2,210	2,977	5,187	5,187
Distributions to partners	—	—	—	—	—	—	—	—	(3,510)	(3,510)	(3,510)
Dividends declared:
Preferred stock	—	—	—	—	—	(3,413)	(3,413)	—	—	—	(3,413)
Common stock/unit	—	—	—	—	—	(127,976)	(127,976)	(774)	—	(774)	(128,750)
Balance at March 31, 2025	$225,000	1,815	(29,133)	8,505,489	(1,715)	(2,001,878)	6,699,578	40,584	136,278	176,862	6,876,440

Balance at December 31, 2025	$225,000	1,829	(31,075)	8,704,138	(4,220)	(1,988,782)	6,906,890	144,940	129,776	274,716	7,181,606
Net income	—	—	—	—	—	128,549	128,549	2,617	1,632	4,249	132,798
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	1,955	—	1,955	43	103	146	2,101
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(422)	—	(422)	2	(45)	(43)	(465)
Deferred compensation plan, net	—	—	(1,132)	1,129	—	—	(3)	—	—	—	(3)
Amortization of equity awards	—	2	—	5,980	—	—	5,982	—	—	—	5,982
Tax withholding on stock-based compensation	—	—	—	(8,672)	—	—	(8,672)	—	—	—	(8,672)
Common stock issued under dividend reinvestment plan	—	—	—	193	—	—	193	—	—	—	193
Contributions from partners	—	—	—	—	—	—	—	—	237	237	237
Distributions to partners	—	—	—	—	—	—	—	—	(4,336)	(4,336)	(4,336)
Dividends declared:
Preferred stock	—	—	—	—	—	(3,413)	(3,413)	—	—	—	(3,413)
Common stock/unit	—	—	—	—	—	(138,224)	(138,224)	(2,897)	—	(2,897)	(141,121)
Balance at March 31, 2026	$225,000	1,831	(32,207)	8,702,768	(2,687)	(2,001,870)	6,892,835	144,705	127,367	272,072	7,164,907

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the periods ended March 31, 2026, and 2025

(in thousands)

(unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$132,798	111,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,422	96,774
Amortization of deferred financing costs and debt premiums	3,979	3,334
Amortization of above and below market lease intangibles, net	(5,051)	(6,215)
Stock-based compensation, net of capitalization	5,279	4,966
Equity in income of investments in real estate partnerships	(22,380)	(14,495)
Gain on sale of real estate, net of tax	(7,194)	(101)
Distribution of earnings from investments in real estate partnerships	16,149	16,076
Deferred compensation expense (income)	766	(521)
Realized and unrealized (gain) loss on investments	(682)	686
Changes in assets and liabilities:
Tenant and other receivables	5,646	9,051
Deferred leasing costs	(5,299)	(1,748)
Other assets	(25,405)	(16,176)
Accounts payable and other liabilities	(45,946)	(43,735)
Tenants' security, escrow deposits and prepaid rent	(6,353)	1,282
Net cash provided by operating activities	152,729	161,031
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $787 in 2025	(21,478)	(83,232)
Real estate development and capital improvements	(105,071)	(101,386)
Proceeds from sale of real estate	11,830	—
Proceeds from property insurance casualty claims	3,281	—
Collection of notes receivable	1,069	120
Investments in real estate partnerships	(22,839)	(230)
Return of capital from investments in real estate partnerships	34,679	—
Dividends on investment securities	1,555	988
Purchase of investment securities	(3,135)	(2,233)
Proceeds from sale of investment securities	5,182	5,825
Net cash used in investing activities	(94,927)	(180,148)

	Three months ended March 31,
	2026	2025
Cash flows from financing activities:
Tax withholding on stock-based compensation	(8,672)	(6,760)
Proceeds from sale of treasury stock	8	462
Contributions from noncontrolling interests	237	2,977
Distributions to and redemptions of noncontrolling interests	(4,336)	(3,510)
Distributions to exchangeable operating partnership unit holders	(2,898)	(773)
Dividends paid to common shareholders	(275,915)	(127,684)
Dividends paid to preferred shareholders	(3,413)	(3,413)
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	447,192	—
Proceeds from unsecured credit facilities	255,000	280,000
Repayment of unsecured credit facilities	(345,000)	(80,000)
Proceeds from notes payable	—	10,000
Repayment of notes payable	(88,000)	(32,787)
Scheduled principal payments	(3,207)	(2,548)
Payment of financing costs	(3,899)	(194)
Net cash (used in) provided by financing activities	(32,903)	35,770
Net increase in cash and cash equivalents and restricted cash	24,899	16,653
Cash and cash equivalents and restricted cash at beginning of the period	120,661	61,884
Cash and cash equivalents and restricted cash at end of the period	$145,560	78,537

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,713 and $2,112 in 2026 and 2025, respectively)	$80,288	64,540
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$5,376	131,020
Acquisition of operating real estate:
Acquired lease intangible assets	$2,245	9,725
Notes payable assumed in acquisition, at fair value	$—	40,060
Intangible liabilities, Accounts payable and other liabilities	$2,272	18,957
Acquisition of previously unconsolidated real estate investments:
Acquired lease intangible assets	$1,329	4,308
Notes payable assumed in acquisition, at fair value	$—	16,749
Intangible liabilities, Accounts payable and other liabilities	$1,258	1,119
Change in accrued capital expenditures	$7,823	13,144
Contributions to investments in real estate partnerships	$14,045	257

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

March 31, 2026 and December 31, 2025

(in thousands, except unit data)

	2026	2025
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$14,657,529	14,561,924
Less: accumulated depreciation	3,352,228	3,267,728
Real estate assets, net	11,305,301	11,294,196
Investments in sales-type leases, net	16,788	16,727
Investments in real estate partnerships	358,620	349,856
Net real estate investments	11,680,709	11,660,779
Cash, cash equivalents, and restricted cash, including $4,462 and $16,004 of restricted cash at March 31, 2026 and December 31, 2025, respectively	145,560	120,661
Tenant and other receivables, net	267,639	273,862
Deferred leasing costs, less accumulated amortization of $140,264 and $138,391 at March 31, 2026 and December 31, 2025, respectively	99,462	97,253
Acquired lease intangible assets, less accumulated amortization of $431,633 and $421,433 at March 31, 2026 and December 31, 2025, respectively	244,876	254,201
Right of use assets, net	313,508	315,804
Other assets	294,730	278,723
Total assets	$13,046,484	13,001,283
Liabilities and Capital
Liabilities:
Notes payable, net	$4,973,934	4,619,301
Unsecured credit facility	30,000	120,000
Accounts payable and other liabilities	200,885	391,847
Acquired lease intangible liabilities, less accumulated amortization of $249,699 and $243,040 at March 31, 2026 and December 31, 2025, respectively	352,202	356,454
Lease liabilities	241,012	242,368
Tenants' security, escrow deposits and prepaid rent	83,544	89,707
Total liabilities	5,881,577	5,819,677
Commitments and contingencies	—	—
Capital:
Partners' capital:
Preferred units $0.01 par value per unit, 30,000,000 units authorized; 9,000,000 units issued and outstanding, in the aggregate, in Series A and Series B at March 31, 2026 and December 31, 2025	225,000	225,000
General partner's common units, 183,088,061 and 182,902,234 units issued and outstanding at March 31, 2026 and December 31, 2025, respectively	6,670,522	6,686,110
Limited partners' common units, 3,838,188 and 3,838,188 units issued and outstanding at March 31, 2026 and December 31, 2025 respectively	144,705	144,940
Accumulated other comprehensive loss	(2,687)	(4,220)
Total partners' capital	7,037,540	7,051,830
Noncontrolling interest: Limited partners' interests in consolidated partnerships	127,367	129,776
Total capital	7,164,907	7,181,606
Total liabilities and capital	$13,046,484	13,001,283

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the periods ended March 31, 2026, and 2025

(in thousands, except per unit data)

(unaudited)

	Three months ended March 31,
	2026	2025
Revenues:
Lease income	$402,613	371,079
Other property income	2,907	3,021
Management, transaction, and other fees	6,933	6,812
Total revenues	412,453	380,912
Operating expenses:
Depreciation and amortization	106,422	96,774
Property operating expense	73,300	68,459
Real estate taxes	51,410	46,360
General and administrative	25,606	21,600
Other operating expenses	1,001	1,688
Total operating expenses	257,739	234,881
Other expense, net:
Interest expense, net	52,185	48,013
Gain on sale of real estate, net of tax	(7,194)	(101)
Net investment (income) expense	(695)	761
Total other expense, net	44,296	48,673
Income before equity in income of investments in real estate partnerships	110,418	97,358
Equity in income of investments in real estate partnerships	22,380	14,495
Net income	132,798	111,853
Limited partners' interests in consolidated partnerships	(1,632)	(1,624)
Net income attributable to the Partnership	131,166	110,229
Preferred unit distributions	(3,413)	(3,413)
Net income attributable to common unit holders	$127,753	106,816

Net income attributable to common unit holders:
Per common unit - basic	$0.68	0.59
Per common unit - diluted	$0.68	0.58

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

For the periods ended March 31, 2026, and 2025

(in thousands)

(unaudited)

	Three months ended March 31,
	2026	2025
Net income	$132,798	111,853
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	2,178	(2,648)
Reclassification adjustment of derivative instruments included in net income	(465)	(1,745)
Unrealized (loss) gain on available-for-sale debt securities	(77)	194
Other comprehensive income (loss)	1,636	(4,199)
Comprehensive income	134,434	107,654
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,632	1,624
Other comprehensive income (loss) attributable to noncontrolling interests	58	(230)
Comprehensive income attributable to noncontrolling interests	1,690	1,394
Comprehensive income attributable to the Partnership	$132,744	106,260

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended March 31, 2026 and 2025

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests in Limited Partners' Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2024	$6,721,920	40,744	2,226	6,764,890	135,417	6,900,307
Net income	109,587	642	—	110,229	1,624	111,853
Other comprehensive loss
Other comprehensive loss before reclassification	—	(20)	(2,289)	(2,309)	(145)	(2,454)
Amounts reclassified from accumulated other comprehensive loss	—	(8)	(1,652)	(1,660)	(85)	(1,745)
Adjustment for noncontrolling interests in the Operating Partnership	2,210	(2,210)	—	—	—	—
Contributions from partners	—	2,210	—	2,210	2,977	5,187
Distributions to partners	(127,976)	(774)	—	(128,750)	(3,510)	(132,260)
Preferred unit distributions	(3,413)	—	—	(3,413)	—	(3,413)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	5,548	—	—	5,548	—	5,548
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(6,583)	—	—	(6,583)	—	(6,583)
Balance at March 31, 2025	$6,701,293	40,584	(1,715)	6,740,162	136,278	6,876,440

Balance at December 31, 2025	$6,911,110	144,940	(4,220)	7,051,830	129,776	7,181,606
Net income	128,549	2,617	—	131,166	1,632	132,798
Other comprehensive income
Other comprehensive income before reclassification	—	43	1,955	1,998	103	2,101
Amounts reclassified from accumulated other comprehensive income	—	2	(422)	(420)	(45)	(465)
Deferred compensation plan, net	(3)	—	—	(3)	—	(3)
Contributions from partners	—	—	—	—	237	237
Distributions to partners	(138,224)	(2,897)	—	(141,121)	(4,336)	(145,457)
Preferred unit distributions	(3,413)	—	—	(3,413)	—	(3,413)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	5,982	—	—	5,982	—	5,982
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(8,479)	—	—	(8,479)	—	(8,479)
Balance at March 31, 2026	$6,895,522	144,705	(2,687)	7,037,540	127,367	7,164,907

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the periods ended March 31, 2026, and 2025

(in thousands)

(unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$132,798	111,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,422	96,774
Amortization of deferred financing costs and debt premiums	3,979	3,334
Amortization of above and below market lease intangibles, net	(5,051)	(6,215)
Stock-based compensation, net of capitalization	5,279	4,966
Equity in income of investments in real estate partnerships	(22,380)	(14,495)
Gain on sale of real estate, net of tax	(7,194)	(101)
Distribution of earnings from investments in real estate partnerships	16,149	16,076
Deferred compensation expense (income)	766	(521)
Realized and unrealized (gain) loss on investments	(682)	686
Changes in assets and liabilities:
Tenant and other receivables	5,646	9,051
Deferred leasing costs	(5,299)	(1,748)
Other assets	(25,405)	(16,176)
Accounts payable and other liabilities	(45,946)	(43,735)
Tenants' security, escrow deposits and prepaid rent	(6,353)	1,282
Net cash provided by operating activities	152,729	161,031
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $787 in 2025	(21,478)	(83,232)
Real estate development and capital improvements	(105,071)	(101,386)
Proceeds from sale of real estate	11,830	—
Proceeds from property insurance casualty claims	3,281	—
Collection of notes receivable	1,069	120
Investments in real estate partnerships	(22,839)	(230)
Return of capital from investments in real estate partnerships	34,679	—
Dividends on investment securities	1,555	988
Acquisition of investment securities	(3,135)	(2,233)
Proceeds from sale of investment securities	5,182	5,825
Net cash used in investing activities	(94,927)	(180,148)

	Three months ended March 31,
	2026	2025
Cash flows from financing activities:
Tax withholding on stock-based compensation	(8,672)	(6,760)
Proceeds from sale of treasury stock	8	462
Contributions from noncontrolling interests	237	2,977
Distributions to and redemptions of noncontrolling interests	(4,336)	(3,510)
Distributions to partners	(278,813)	(128,457)
Dividends paid to preferred unit holders	(3,413)	(3,413)
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	447,192	—
Proceeds from unsecured credit facilities	255,000	280,000
Repayment of unsecured credit facilities	(345,000)	(80,000)
Proceeds from notes payable	—	10,000
Repayment of notes payable	(88,000)	(32,787)
Scheduled principal payments	(3,207)	(2,548)
Payment of financing costs	(3,899)	(194)
Net cash (used in) provided by financing activities	(32,903)	35,770
Net increase in cash and cash equivalents and restricted cash	24,899	16,653
Cash and cash equivalents and restricted cash at beginning of the period	120,661	61,884
Cash and cash equivalents and restricted cash at end of the period	$145,560	78,537

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,713 and $2,112 in 2026 and 2025, respectively)	$80,288	64,540
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$5,376	131,020
Acquisition of operating real estate:
Acquired lease intangible assets	$2,245	9,725
Notes payable assumed in acquisition, at fair value	$—	40,060
Intangible liabilities, Accounts payable and other liabilities	$2,272	18,957
Acquisition of previously unconsolidated real estate investments:
Acquired lease intangible assets	$1,329	4,308
Notes payable assumed in acquisition, at fair value	$—	16,749
Intangible liabilities, Accounts payable and other liabilities	$1,258	1,119
Change in accrued capital expenditures	$7,823	13,144
Contributions to investments in real estate partnerships	$14,045	257

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2026

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

As of March 31, 2026, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company" or "Regency") owned 392 properties and held partial interests in an additional 89 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

Basis of Presentation

The information included in this Report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”), as certain disclosures in this Report that would duplicate those included in such Annual Report on Form 10-K are not included in these consolidated financial statements. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. These adjustments are considered to be of a normal recurring nature.

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

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent may be influenced by evolving political, economic, trade, tax and immigration policies and macroeconomic uncertainty, and the success of the Company's tenants, in the aggregate, is important to the operating and financial success of the Company. These include, without limitation, changes in trade and tariff policies (as well as potential trade disputes and retaliatory actions by other countries), entry into and termination of treaties and trade agreements, and economic sanctions. Additionally, geopolitical and macroeconomic challenges, including the wars involving Russia and Ukraine, the U.S. and Iran, other conflicts and instability in the Middle East and in other parts of the world, and economic conflicts with China, as well as the slowing of its economy, could impact aspects of the U.S. economy and, therefore, consumer confidence and spending.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2026

Investment Risk Concentrations

As of March 31, 2026, no single tenant comprised 10% or more of our aggregate annualized base rent ("ABR"). As of March 31, 2026, the Company had three geographic concentrations that individually accounted for at least 10% of its aggregate ABR. Real estate properties located in California, Florida and New York-Newark-Jersey City core-based statistical area accounted for 24.8%, 19.7% and 12.8% of ABR, respectively. As a result, this geographic concentration of our portfolio makes it potentially more susceptible to adverse weather, natural disasters or economic events that may impact these locations. None of Regency's shopping centers are located outside the United States.

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

Ownership of the Operating Partnership

The Operating Partnership's capital includes Common Units and Preferred Units. As of March 31, 2026, the Parent Company owned approximately 97.9% of the outstanding Common Units, with the remaining limited partners' Common Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). The Parent Company currently owns all of the Preferred Units.

Real Estate Partnerships

As of March 31, 2026, the Company held partial ownership interests in 107 properties through various real estate partnerships, of which 18 are consolidated partnerships. These partnerships were formed for the purpose of owning and operating real estate properties. The Company's partners in these arrangements include institutional investors, real estate developers or operators, and passive investors (collectively, the "Partners" or "Limited Partners"). The Company’s involvement in these partnerships is through its ownership of its equity interests and its role in property-level management.

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

March 31, 2026

The carrying amounts of VIEs' assets and liabilities included in the Company's consolidated financial statements, exclusive of the Operating Partnership, are as follows:

(in thousands)	March 31, 2026	December 31, 2025
Assets
Real estate assets, net	$339,321	332,759
Cash, cash equivalents and restricted cash	18,158	21,890
Tenant and other receivables, net	7,533	7,614
Deferred costs, net	6,607	6,715
Acquired lease intangible assets, net	4,067	4,328
Right of use assets, net	17,535	17,656
Other assets	1,241	775
Total Assets	$394,462	391,737
Liabilities
Notes payable	$23,692	23,771
Accounts payable and other liabilities	10,063	12,758
Acquired lease intangible liabilities, net	10,030	10,119
Tenants' security, escrow deposits and prepaid rent	1,060	960
Lease liabilities	19,608	19,559
Total Liabilities	$64,453	67,167

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

Revenues, and Tenant and other Receivables

Income within Management, transaction, and other fees is primarily derived from contracts with the Company's investments in real estate partnerships. The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts are as follows:

		Three months ended March 31,
(in thousands)	Timing of satisfaction of performance obligations	2026	2025
Management, transaction, and other fees:
Property management services	Over time	$4,082	4,110
Asset management services	Over time	1,775	1,717
Leasing services	Point in time	828	872
Other transaction fees	Point in time	248	113
Total management, transaction, and other fees		$6,933	6,812

The accounts receivable for total management, transactions, and other fees, which are included within Tenant and other receivables, net in the accompanying Consolidated Balance Sheets, are $16.5 million and $17.8 million, as of March 31, 2026 and December 31, 2025, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2026

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

	January 1, 2027; Early adoption is permitted.	The Company is currently evaluating the impact of this ASU, but the adoption will not have a material effect on the Company's financial position or results of operations.

ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs and makes targeted improvements for accounting for internally developed software to be sold or marketed externally.

	January 1, 2028; Early adoption is permitted.	The Company is currently evaluating the impact of this ASU, but the adoption will not have a material effect on the Company’s financial position or results of operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2026

2.	Real Estate Investments

The following tables detail the properties acquired for the periods set forth below:

(in thousands)		Three months ended March 31, 2026
Date Purchased	Property Name	City/State	Property Type	Regency's Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (Premium) (1)	Intangible Assets (1)	Intangible Liabilities (1)
1/1/2026	Haddon Commons (2)	Westmont, NJ	Operating	100%	$10,500	—	1,329	1,217
1/28/2026	Crystal Brook Corner	Brookhaven, NY	Redevelopment	100%	30,000	—	2,245	2,068
Total property acquisitions					$40,500	—	3,574	3,285

(1)
Amounts for purchase price and allocation are reflected at 100%.
(2)
This property was held within an unconsolidated real estate partnership, in which the Company held a 40% interest. Effective January 1, 2026, the Company purchased its partner's remaining 60% ownership interest in this property. Upon acquisition, this property was consolidated into Regency's financial statements.

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

3.	Property Dispositions

The following table provides a summary of consolidated operating properties and land parcels sold during the current period:

Three months ended March 31,
(in thousands, except number sold data)	2026
Net proceeds from sale of real estate investments	$11,830
Gain on sale of real estate, net of tax	7,194
Number of land parcels sold	2
Percent interest sold	100%

There were no property dispositions during the three months ended March 31, 2025.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2026

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the periods set forth below:

(in thousands)	March 31, 2026	December 31, 2025
Goodwill	$166,739	166,739
Investments	48,397	51,373
Prepaid and other	49,149	34,575
Derivative assets	6,989	6,778
Furniture, fixtures, and equipment, net ("FF&E")	17,679	12,728
Deferred financing costs, net	5,777	6,530
Total other assets	$294,730	278,723

5.	Notes Payable and Unsecured Credit Facilities

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

(in thousands)	Scheduled Maturity Date	Weighted Average Contractual Rate	Weighted Average Effective Rate	March 31, 2026	December 31, 2025
Notes payable:
Fixed rate mortgage loans	1/1/2027 - 10/1/2038	4.0%	4.9%	$387,000	475,948
Variable rate mortgage loans (1)	10/1/2026 - 2/20/2032	4.4%	4.6%	269,287	270,489
Fixed rate unsecured debt	5/11/2026 - 3/15/2049	4.2%	4.4%	4,317,647	3,872,864
Total notes payable, net				4,973,934	4,619,301
Unsecured credit facility:
$1.5 Billion Line of Credit (the "Line") (1)(2)	3/23/2028	4.4%	4.7%	30,000	120,000
Total unsecured credit facility				30,000	120,000
Total debt outstanding				$5,003,934	4,739,301
(1)
As of March 31, 2026, 99.5% of the variable rate debt are fixed through interest rate swaps.
(2)
The Company has the option to extend the maturity date by two additional six-month periods beyond the Scheduled Maturity Date in the table above. Weighted average effective rate for the Line is calculated based on a fully drawn Line balance using the period end variable rate.

Significant financing activity during 2026 includes:

On February 2, 2026, $88.0 million of a fixed rate mortgage loan was repaid at maturity.

On February 18, 2026, the Company issued $450 million aggregate principal amount of senior unsecured notes due 2033 (the “2026 Notes”). The 2026 Notes were issued at 99.376% of par and bear interest at a rate of 4.50% per annum.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2026

Scheduled principal payments and maturities on notes payable and the unsecured credit facility were as follows:

(in thousands)	March 31, 2026
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2026 (2)	$9,634	59,849	200,000	269,483
2027	10,051	222,558	525,000	757,609
2028	8,365	51,939	330,000	390,304
2029	5,619	97,120	425,000	527,739
2030	5,445	2,163	600,000	607,608
Beyond 5 Years	24,208	190,675	2,300,000	2,514,883
Unamortized debt premium/(discount) and issuance costs	—	(31,339)	(32,353)	(63,692)
Total	$63,322	592,965	4,347,647	5,003,934
(1)
Includes unsecured public and private debt and unsecured credit facilities.
(2)
Reflects scheduled principal payments and maturities for the remainder of the year.

The Company was in compliance as of March 31, 2026, with all debt covenants.

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

Detail on the Company's interest rate derivatives outstanding is as follows:

(in thousands, except number of instruments data)
Interest Rate Swaps	March 31, 2026	December 31, 2025
Notional amount	$298,084	299,375
Number of instruments	15	15

Detail on the fair value of the Company's interest rate derivatives is as follows:

(in thousands)
Interest rate swaps classified as:	March 31, 2026	December 31, 2025
Derivative assets	$6,989	6,778
Derivative liabilities	(1,039)	(1,606)

Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not enter into derivative instruments for trading or speculative purposes. As of March 31, 2026, all of the Company's derivatives are designated as cash flow hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the period that the hedged interest payments affect earnings.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2026

The following table represents the effect of the derivative financial instruments on the accompanying Consolidated Financial Statements:

Location and Amount of (Loss) Gain Recognized in OCI on Derivative			Location and Amount of Gain Reclassified from AOCI into Net Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
(in thousands)	2026	2025		2026	2025		2026	2025
Interest rate swaps	$2,178	(2,648)	Interest expense, net	$(465)	(1,745)	Interest expense, net	$52,185	48,013

As of March 31, 2026, the Company expects approximately $0.8 million of accumulated comprehensive income on derivative instruments, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

7.	Leases

Substantially all of the Company's leases are classified as operating leases. The Company's Lease income is comprised of both fixed and variable income. Fixed and in-substance fixed lease income includes stated amounts per lease contracts, which are primarily related to base rent, and in some cases stated amounts for common area maintenance, real estate taxes and insurance (collectively, "Recoverable Costs"). Income for these amounts is recognized on a straight-line basis.

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

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in Topic 842:

	Three months ended March 31,
(in thousands)	2026	2025
Operating lease income
Fixed and in-substance fixed lease income	$289,347	266,737
Variable lease income	111,205	98,378
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	5,588	6,750
Uncollectible straight-line rent (1)	(2,028)	(400)
Uncollectible amounts billable in lease income	(1,499)	(386)
Total lease income	$402,613	371,079
(1)
The amounts include straight-line rent adjustments associated with converting between cash basis and accrual basis of accounting for certain leases.

The following table represents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

(in thousands)	March 31, 2026	December 31, 2025
Tenant receivables	$22,947	29,578
Straight-line rent receivables	185,366	180,871
Other receivables (1)	59,326	63,413
Total tenant and other receivables	$267,639	273,862
(1)
Other receivables include notes receivable, construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction, and other fee income.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2026

8.	Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except those instruments listed below:

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$30,928	31,005	$31,987	32,173
Financial liabilities:
Notes payable, net	$4,973,934	4,846,390	$4,619,301	4,554,628
Unsecured credit facilities (1)	$30,000	30,000	$120,000	120,000
(1)
The carrying amount approximates its fair value due to the variable nature of the terms.

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of March 31, 2026, and December 31, 2025, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

Changes in the value of securities are recorded within Net investment (income) expense in the accompanying Consolidated Statements of Operations, and include the following:

	Three months ended March 31,
(in thousands)	2026	2025
Unrealized Loss	(1,495)	(2,447)

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

March 31, 2026

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

The following tables present the placement in the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2026
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$37,150	37,150	—	—
Available-for-sale debt securities	11,247	—	11,247	—
Interest rate derivatives	6,989	—	6,989	—
Total	$55,386	37,150	18,236	—
Liabilities:
Interest rate derivatives	$(1,039)	—	(1,039)	—

	Fair Value Measurements as of December 31, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$39,887	39,887	—	—
Available-for-sale debt securities	11,486	—	11,486	—
Interest rate derivatives	6,778	—	6,778	—
Total	$58,151	39,887	18,264	—
Liabilities:
Interest rate derivatives	$(1,606)	—	(1,606)	—

9.	Equity and Capital

Preferred Stock of the Parent Company

Terms and conditions of the preferred stock outstanding are summarized as follows:

	Preferred Stock Outstanding as of March 31, 2026 and December 31, 2025
	Date of Issuance (1)	Shares Issued and Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series A	8/18/2023	4,600,000	$115,000,000	6.250%	On demand
Series B	8/18/2023	4,400,000	110,000,000	5.875%	On demand
		9,000,000	$225,000,000
(1)
Issued in connection with the August 18, 2023 merger at terms consistent with their original issuance.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2026

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

Common Stock of the Parent Company

At the Market ("ATM") Program

Under the Parent Company's ATM Program, as reauthorized by the Board in February 2026, the Parent Company may sell up to $500 million of common stock at prices determined by the market at the time of sale. The timing of sales, if any, will be dependent on market conditions and other factors.

As of March 31, 2026, $500 million of common stock remained available for issuance under this ATM Program.

Stock Repurchase Program

On February 4, 2026, the Board authorized a common stock repurchase program under which the Company may purchase up to $500 million shares of its outstanding common stock (the "Repurchase Program"). Under the Repurchase Program, the Company may repurchase shares through open market transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The Repurchase Program expires on February 28, 2029, unless modified, extended or earlier terminated by the Board in its discretion. Any common stock repurchased, if not retired, will be treated as treasury stock.

During the three months ended March 31, 2026, the Company made no repurchases and $500 million remained available under the Repurchase Program.

Preferred Units of the Operating Partnership

The number of Series A Preferred Units and Series B Preferred Units, respectively, issued by the Operating Partnership is equal to the number of Series A Preferred Stock and Series B Preferred Stock, respectively, issued by the Parent Company.

Common Units of the Operating Partnership

Common Units are issued, redeemed, or retired on a one-for-one basis with shares of the Parent Company’s common stock, as described above.

Dividends Declared

The following table provides a summary of dividends declared per share for the periods presented:

	Three months ended March 31,
	2026	2025
Common Stock	$0.755000	$0.705000
Series A Preferred Stock	$0.390625	$0.390625
Series B Preferred Stock	$0.367200	$0.367200

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2026

10.	Stock-Based Compensation

The Company granted 315,026 shares of restricted stock with a weighted-average grant-date fair value of $81.02 per share and 305,041 shares of restricted stock with a weighted-average grant-date fair value of $77.61 per share during the three months ended March 31, 2026 and March 31, 2025, respectively. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and recognizes forfeitures as they occur.

	Three months ended March 31,
(in thousands)	2026	2025
Restricted stock	$5,868	5,443
Directors' fees paid in common stock and other employee stock grants	114	105
Capitalized stock-based compensation	(703)	(583)
Stock-based compensation, net of capitalization	$5,279	4,965

11.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in thousands, except per share data)	2026	2025
Numerator:
Net income attributable to common shareholders - basic	$125,136	106,174
Net income attributable to common shareholders - diluted	$125,136	106,174
Denominator:
Weighted average common shares outstanding for basic EPS	182,998	181,449
Weighted average common shares outstanding for diluted EPS (1)	183,382	181,813
Net income per common share – basic	$0.68	0.59
Net income per common share – diluted	$0.68	0.58
(1)
Includes the dilutive impact of unvested restricted stock.

The effect of the assumed exchange of the EOP units and certain other exchangeable units had an anti-dilutive effect upon the calculation of net income attributable to the common shareholders per share. Accordingly, the impact of such assumed exchanges has not been included in the determination of diluted net income per share calculations. Weighted average EOP units outstanding were 3,838,188 and 1,096,659 for the three months ended March 31, 2026 and 2025, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit ("EPU"):

	Three months ended March 31,
(in thousands, except per unit data)	2026	2025
Numerator:
Net income attributable to common unit holders - basic	$127,753	106,816
Net income attributable to common unit holders - diluted	$127,753	106,816
Denominator:
Weighted average common units outstanding for basic EPU	186,836	182,546
Weighted average common units outstanding for diluted EPU (1)	187,220	182,910
Net income per common unit – basic	$0.68	0.59
Net income per common unit – diluted	$0.68	0.58
(1)
Includes the dilutive impact of unvested restricted stock.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

March 31, 2026

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

The following tables provide information about the Company's reportable segment's revenues, significant expenses, net operating income ("NOI") and the reconciliation of NOI to the Company’s consolidated Net income:

	Three months ended March 31,
(in thousands)	2026	2025
Lease income	$437,095	408,088
Other property income	3,718	3,379
Less:
Straight-line rent on lease income	(4,708)	(6,451)
Above/below market rent amortization, net	(5,795)	(7,005)
Total real estate revenues	430,310	398,011
Operating expenses (1)	(78,148)	(73,464)
Real estate taxes	(55,768)	(51,009)
NOI	$296,394	273,538
(1)
Operating expenses include Operating and maintenance, Ground rent and Termination expense

	Three months ended March 31,
(in thousands)	2026	2025
Reconciliation of NOI to Net income:
NOI	$296,394	273,538
Consolidated:
Straight-line rent on lease income	4,556	5,607
Above/below market rent amortization, net	5,588	6,750
Management, transaction, and other fees	6,933	6,812
Straight-line rent on ground rent	(381)	(337)
Above/below market ground rent amortization	(536)	(535)
Depreciation and amortization	(106,422)	(96,774)
General and administrative	(25,606)	(21,600)
Other operating expenses	(1,001)	(1,688)
Other expense, net	(44,296)	(48,673)
Add: Share of noncontrolling interests excluded from NOI	2,169	2,204
Less: Equity in income of investments in real estate excluded from NOI	(4,600)	(13,451)
Net income	$132,798	111,853

13.	Commitments and Contingencies

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

March 31, 2026

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

The Company had accrued liabilities of $17.8 million and $19.2 million for environmental assessment and remediation, which are included in Accounts payable, and other liabilities on the Company’s Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an aggregate amount not to exceed $50.0 million, which reduces the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance subsidiary and to facilitate the construction of development projects. The Company had $12.9 million in letters of credit outstanding as of March 31, 2026 and December 31, 2025, respectively.

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
•
the Company’s stock,

As more specifically described in Part I, Item 1A. “Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K") and in Part II, Item 1A. "Risk Factors" in this Report. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our most recent 2025 Form 10-K, subsequent Quarterly Reports on Form 10-Q, and our other filings with and submissions to the SEC. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. Forward-looking statements are only as of the date they are made, and Regency undertakes no duty to update its forward-looking statements, whether as a result of new information, future events or developments or otherwise, except as and to the extent required by law.

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
•
Core Operating Earnings is an additional non-GAAP performance measure that adjusts Nareit Funds from Operations ("Nareit FFO") to exclude certain non-cash and other items that impact the comparability of the Company's period-over-period performance. Core Operating Earnings excludes from Nareit FFO: (i) certain income or expenses related to non-comparable events and transactions; (ii) gains or losses from the early extinguishment of debt; (iii) certain non-cash items derived from straight-line rents, above and below market rent amortization, and debt and derivative mark-to-market amortization, and (iv) other non-cash or non-comparable amounts as they occur.
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

•
Same Property NOI is a key non-GAAP financial measure commonly used by REITs to evaluate operating performance. It is calculated on a Pro-rata ownership basis for properties owned and operated for the entirety of both the current and prior comparable reporting periods.
Same property NOI includes revenues and operating expenses associated with these properties but excludes items that are not indicative of ongoing operating performance. These include, without limitation, termination fees, as well as corporate-level expenses, financing costs, and other non-operating items.

Management believes this measure provides investors with a useful and consistent comparison of the Company’s operating performance and trends. Management uses Same Property NOI as a supplemental measure to assess property-level performance and to compare the performance of its stabilized property portfolio across reporting periods. This measure allows investors to evaluate trends in revenue and expense growth for properties that have been consistently operated during the periods.

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

Overview of Our Strategy

Regency Centers Corporation began operations as a publicly-traded REIT in 1993. All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P. and its wholly-owned subsidiaries, and through our real estate partnerships. As of March 31, 2026, the Parent Company owned approximately 97.9% of the outstanding Common Units and 100% of the Preferred Units of the Operating Partnership.

We are a preeminent national owner, operator, and developer of neighborhood and community shopping centers predominantly located in suburban trade areas with compelling demographics. As of March 31, 2026, we had full or partial ownership interests in 481 retail properties. Our properties are high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban markets within the country's most desirable metro areas, and contain approximately 58.5 million square feet ("SF") of gross leasable area ("GLA"). Our mission is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities. Our vision is to elevate quality of life as an integral thread in the fabric of our communities. Our portfolio includes thriving properties merchandised with highly productive grocers, restaurants, service providers, and best-in-class retailers that connect with their neighborhoods, communities, and customers.

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

Executing on our Strategy

During the three months ended March 31, 2026, we had Net income attributable to common shareholders of $125.1 million as compared to $106.2 million during the three months ended March 31, 2025.

During the three months ended March 31, 2026:

•
Our Same property NOI grew 4.4%, as compared to the three months ended March 31, 2025, primarily attributable to improvements in base rent and recoveries from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on comparable new and renewal leases.
•
We executed 444 new and renewal leasing transactions representing 1.6 million Pro-rata SF with positive rent spreads of 12.1% during the three months ended March 31, 2026, compared to 450 leasing transactions representing 1.4 million Pro-rata SF with positive rent spreads of 8.1% during the three months ended March 31, 2025. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At March 31, 2026, December 31, 2025, and March 31, 2025, our total property portfolio was 96.2%, 96.1%, and 96.3% leased, respectively. At March 31, 2026, December 31, 2025, and March 31, 2025 our same property portfolio was 96.6%, 96.5%, and 96.6% leased, respectively.

We continued our development and redevelopment of high-quality shopping centers:

•
Estimated Pro-rata project costs of our current in process development and redevelopment projects totaled $634.8 million at March 31, 2026, compared to $597.4 million at December 31, 2025.
•
Development and redevelopment projects completed during the three months ended March 31, 2026 represented $42.0 million of estimated net project costs, with an average stabilized yield of 7.9%. A stabilized yield for development and redevelopment projects represents the incremental NOI (estimated stabilized NOI less NOI prior to project commencement) divided by the total project costs.

We maintained liquidity and financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
We maintain a credit rating A- with a stable outlook from S&P Global Ratings, and an A3 rating with a stable outlook from Moody's Investors Service.
•
On February 18, 2026, the Company issued $450 million aggregate principal amount of senior unsecured notes due 2033 (the “2026 Notes”). The 2026 Notes were issued at 99.376% of par and bear interest at a rate of 4.50% per annum. The net proceeds were used to reduce the outstanding balance on the Line, and the remaining proceeds are expected to be used for the repayment of $100 million of 3.81% unsecured public debt due May 11, 2026, upon its maturity, as well as for general corporate purposes.
•
As of March 31, 2026, we had $1.0 billion of loans maturing during the next 12 months, including Regency's share of maturities within our unconsolidated real estate partnerships which we intend to refinance or pay-off as they mature.
•
At March 31, 2026, we had $1.46 billion available on the Line, which expires on March 23, 2028 unless we exercise the available options to extend the expiration for the first of two additional consecutive six-month periods, in which case the term will be extended in accordance with any such option exercise.

Economic Conditions

Refer to the Estimated Risks and Uncertainties section in Note 1 — Organization and Significant Accounting Policies, as these risks and uncertainties could have a material impact on future results of operations and trends.

Property Portfolio

The following table summarizes general information related to the consolidated properties in our portfolio:

(GLA in thousands)	March 31, 2026	December 31, 2025
Number of Properties	392	391
GLA	46,291	46,102
% Leased – Operating and Development	96.2%	96.0%
% Leased – Operating	96.6%	96.6%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$26.81	$26.55

The following table summarizes general information related to the unconsolidated properties owned in real estate investment partnerships in our portfolio:

(GLA in thousands)	March 31, 2026	December 31, 2025
Number of Properties	89	90
GLA	12,217	12,275
% Leased – Operating and Development	96.4%	96.8%
% Leased –Operating	96.4%	96.8%
Weighted average annual effective rent PSF, net of tenant concessions	$26.05	$25.87

The following table summarizes Pro-rata occupancy rates of our combined consolidated and unconsolidated shopping center portfolio:

	March 31, 2026	December 31, 2025
Percent Leased – All Properties	96.2%	96.3%
Anchor Space (spaces ≥ 10,000 SF)	98.2%	98.4%
Shop Space (spaces < 10,000 SF)	93.1%	93.0%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our real estate partnerships (totals as a weighted average PSF):

	Three months ended March 31, 2026
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	9	199	$24.74	$36.18	$6.57
Renewal	22	577	20.14	0.77	0.19
Total Anchor Space Leases	31	776	$21.32	$9.85	$1.83
Shop Space Leases
New	134	279	$41.86	$55.84	$17.21
Renewal	279	589	40.88	3.60	1.62
Total Shop Space Leases	413	868	$41.20	$20.40	$6.63
Total Leases	444	1,644	$31.82	$15.42	$4.37

	Three months ended March 31, 2025
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	4	85	$19.82	$75.50	$4.98
Renewal	20	557	13.80	0.23	0.15
Total Anchor Space Leases	24	642	$14.60	$10.16	$0.79
Shop Space Leases
New	119	227	$41.94	$47.82	$17.01
Renewal	307	541	40.58	1.41	1.39
Total Shop Space Leases	426	768	$40.98	$15.12	$6.01
Total Leases	450	1,410	$28.97	$12.86	$3.63

The weighted-average base rent PSF on signed Shop Space leases for the three months ended March 31, 2026 is $41.20 PSF, which is higher than the weighted average annual base rent PSF of all Shop Space leases due to expire during the next 12 months of $37.82 PSF. New and renewal rent spreads, compared to prior rents on these same spaces leased, were positive at 12.1% for the three months ended March 31, 2026, compared to 8.1% for the three months ended March 31, 2025.

Diversification and Concentration of Tenant Risk

We seek to reduce our risk by limiting dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	March 31, 2026
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annual Base Rent (1)
Publix	67	5.8%	2.8%
Albertsons Companies, Inc.	52	4.1%	2.7%
TJX Companies, Inc.	76	3.6%	2.7%
Amazon/Whole Foods	40	2.7%	2.6%
Kroger Co.	51	5.9%	2.5%
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

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent may be influenced by evolving political, economic, trade, tax and immigration policies and macroeconomic uncertainty, and the success of the Company's tenants, in the aggregate, is important to the operating and financial success of the Company. These include, without limitation, changes in trade and tariff policies (as well as potential trade disputes and retaliatory actions by other countries), entry into and termination of treaties and trade agreements, and economic sanctions. Additionally, geopolitical and macroeconomic challenges, including the wars involving Russia and Ukraine, the U.S. and Iran, other conflicts and instability in the Middle East and in other parts of the world, and economic conflicts with China, as well as the slowing of its economy, could impact aspects of the U.S. economy and, therefore, consumer confidence and spending.

Although base rent is derived from long-term lease contracts, tenants that file for bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, in a tenant bankruptcy situation it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and significant downtime to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases, we could experience a significant reduction in our revenues. At March 31, 2026, the tenants who are currently in bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 0.4% of our Pro-rata annual base rent.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025:

Changes in revenues are summarized in the following table:

	Three months ended March 31,
(in thousands)	2026	2025	Change
Lease income
Base rent	$275,178	254,556	20,622
Recoveries from tenants	103,261	91,481	11,780
Percentage rent	7,435	6,658	777
Uncollectible lease income	(1,499)	(386)	(1,113)
Other lease income	8,094	6,413	1,681
Straight-line rent	4,556	5,607	(1,051)
Above / below market rent amortization, net	5,588	6,750	(1,162)
Total lease income	$402,613	371,079	31,534
Other property income	2,907	3,021	(114)
Management, transaction, and other fees	6,933	6,812	121
Total revenues	$412,453	380,912	31,541

Lease income increased by $31.5 million primarily due to the following:

•
$20.6 million increase in Base rent, mainly driven by the following:
o
$11.6 million increase resulting from same properties, including:
▪
$5.0 million increase due to increases from occupancy, contractual rent steps in existing leases, and positive rental spreads on new and renewal leases;
▪
$4.1 million increase due to redevelopment projects that commenced operations; and
▪
$2.5 million increase related to the acquisitions of the remaining ownership interests in and resulting consolidation of properties previously held in unconsolidated real estate partnerships;
o
$7.1 million increase from acquisitions of operating properties in 2026 as compared to 2025 activity; and
o
$3.4 million increase from rent commencements at completed development properties; partially offset by
o
$1.5 million decrease due to dispositions of operating properties.

•
$11.8 million increase from contractual Recoveries from tenants which represents their proportionate share of the operating, maintenance, insurance, and real estate tax expenses that we incur to operate our shopping centers. Recoveries from tenants increased, mainly from the following:
o
$9.5 million increase primarily driven by higher operating costs and higher recovery rates due to increased occupancy in the current year; and
o
$2.9 million increase driven by the acquisition of operating properties in 2026 as compared to 2025, and rent commencements at development properties; partially offset by
o
$0.6 million decrease due to disposition of operating properties.
•
$1.1 million increase in Uncollectible lease income primarily driven by lower collections rates in the current period resulting in increased levels of uncollectible lease income.
•
$1.7 million increase in Other lease income mainly due to increase in lease assignment fee income.
•
$1.1 million decrease in Straight-line rent mainly due to timing and degree of contractual rent steps and new lease commencements.
•
$1.2 million decrease in Above / below market rent amortization, net primarily driven by accelerated amortization recognized in the prior year related to early tenant move-outs.

There were no significant changes in Other property income, and Management, transaction, and other fees.

Changes in our operating expenses are summarized in the following table:

	Three months ended March 31,
(in thousands)	2026	2025	Change
Depreciation and amortization	$106,422	96,774	9,648
Property operating expense	73,300	68,459	4,841
Real estate taxes	51,410	46,360	5,050
General and administrative	25,606	21,600	4,006
Other operating expenses	1,001	1,688	(687)
Total operating expenses	$257,739	234,881	22,858

Depreciation and amortization increased by $9.6 million mainly due to the following:

•
$7.0 million increase from operating properties acquired and development properties placed in service during the period; and
•
$2.6 million increase from same properties primarily driven by redevelopment activities.

Property operating expense increased by $4.8 million, mainly due to the following:

•
$4.5 million increase from same properties primarily due to higher recoverable common area maintenance and other tenant-related costs; and
•
$2.3 million increase in acquisitions of operating properties and development properties; partially offset by
•
$1.1 million decrease attributable to higher property damage costs incurred in the prior period; and
•
$0.8 million decrease due to disposition of operating properties.

Real estate taxes increased by $5.1 million, mainly due to the acquisition of operating properties and increases in real estate tax assessments across the same property portfolio.

General and administrative costs increased by $4.0 million mainly due to the following:

•
$1.8 million increase in compensation costs driven by both salaries and performance-based incentive compensation;
•
$1.3 million increase due to changes in the fair value of participant obligations within the deferred compensation plan, which were attributable to changes in the fair values of those investments recognized in Net investment (income) expense; and
•
$0.9 million increase primarily attributable to higher costs in communication, professional fees and other general and administrative expenses.

There were no significant changes in Other operating expenses.

Changes in Other expense, net are summarized in the following table:

	Three months ended March 31,
(in thousands)	2026	2025	Change
Interest expense, net
Interest on notes payable	$54,302	48,330	5,972
Interest on unsecured credit facilities	2,499	2,913	(414)
Capitalized interest	(2,713)	(2,112)	(601)
Hedge expense	48	226	(178)
Interest income	(1,951)	(1,344)	(607)
Interest expense, net	$52,185	48,013	4,172
Gain on sale of real estate, net of tax	(7,194)	(101)	(7,093)
Net investment (income) loss	(695)	761	(1,456)
Total other expense, net	$44,296	48,673	(4,377)

Interest expense, net increased by $4.2 million primarily due to the following:

•
$6.0 million increase in Interest on notes payable primarily due to new net public debt issuances subsequent to the prior year period; partially offset by
•
$0.6 million increase in Capitalized interest based on the timing and progress of our development and redevelopment projects; and
•
$0.6 million increase in Interest income primarily due to maintaining higher levels of excess cash in short term investments in the current period.

During the three months ended March 31, 2026, we recognized gain on sale of real estate, net of tax of $7.2 million primarily from the sale of two outparcels. During the three months ended March 31, 2025, we recognized gain on sale of real estate, net of tax of $0.1 million.

Net investment (income) loss changed by $1.5 million from $0.8 million in net investment loss in 2025 to $0.7 million in net investment income in 2026 primarily driven by market volatility during the current period, including a $1.3 million increase in returns on investments held in the non-qualified deferred compensation plan and a $0.2 million increase in returns related to other corporate investments.

Equity in income of investments in real estate partnerships increased by $7.9 million mainly due to $6.2 million in gains on partial real estate sales recognized at unconsolidated real estate partnerships during the current period, as well as a $1.8 million increase mainly driven by a gain recognized at an unconsolidated real estate partnership related to the Company’s acquisition of an operating property from that partnership.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Three months ended March 31,
(in thousands)	2026	2025	Change
Net income	$132,798	111,853	20,945
Income attributable to noncontrolling interests	(4,249)	(2,266)	(1,983)
Net income attributable to the Company	128,549	109,587	18,962
Preferred stock dividends	(3,413)	(3,413)	—
Net income attributable to common shareholders	$125,136	$106,174	$18,962
Net income attributable to exchangeable operating partnership units	(2,617)	(642)	(1,975)
Net income attributable to common unit holders	$127,753	106,816	20,937

Income attributable to noncontrolling interests and net income attributable to exchangeable operating partnership units both increased by $2.0 million, primarily due to the issuance of 2.8 million exchangeable operating partnership units to unrelated third-party sellers in connection with the acquisition of five properties in July 2025.

There was no change in Preferred stock dividends.

Supplemental Earnings Information on Non-GAAP Financial Measures

We use certain non-GAAP financial measures, in addition to certain performance metrics determined under GAAP, as we believe these measures improve the understanding of the operating results. We believe these non-GAAP financial measures provide useful information to our Board of Directors, management and investors regarding certain trends relating to our financial condition and results of operations. Our management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, purposes of determining management incentive compensation and budgeting, forecasting and planning purposes. We provide Pro-rata financial information because we believe it assists investors and analysts in estimating our economic interest in our consolidated and unconsolidated real estate partnerships, when read in conjunction with our reported results under GAAP. We believe presenting our Pro-rata share of operating results, assets and liabilities, along with other non-GAAP financial measures, may assist in comparing our operating results, assets and liabilities to other REITs. We continually evaluate the usefulness, relevance, limitations, and calculation of our reported non-GAAP measures to determine how best to provide relevant information to the public, and thus such reported non-GAAP financial measures could change. See "Non-GAAP Financial Measures" at the beginning of this Management's Discussion and Analysis.

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

Same Property NOI (Non-GAAP Financial Measures):

	Three months ended March 31,
(in thousands)	2026	2025	Change
Base rent	$291,166	281,394	9,772
Recoveries from tenants	109,843	100,695	9,148
Percentage rent	8,131	7,319	812
Uncollectible lease income	(1,506)	(545)	(961)
Other lease income	6,257	4,665	1,592
Other property income	3,147	2,714	433
Total real estate revenue	417,038	396,242	20,796
Operating and maintenance	73,058	68,454	4,604
Real estate taxes	54,684	50,427	4,257
Ground rent	3,662	3,688	(26)
Total real estate operating expenses	131,404	122,569	8,835
Same property NOI	$285,634	273,673	11,961
Same property NOI growth			4.4%

Same property NOI changed from the following major components:

Total real estate revenue increased by $20.8 million, on a net basis, during the three months ended March 31, 2026, as follows:

•
Base rent increased by $9.8 million during the three months ended March 31, 2026 due to contractual rent steps in existing leases, positive rental spreads on new and renewal leases, and increases in occupancy, as well as redevelopment projects completing and operating.
•
Recoveries from tenants increased by $9.1 million during the three months ended March 31, 2026 due to higher recoverable expenses and increased occupancy and recovery rates.
•
Uncollectible lease income increased by $1.0 million during the three months ended March 31, 2026, primarily driven by lower collection rates in the current period resulting in increased levels of uncollectible lease income.

Total real estate operating expenses increased by $8.8 million, on a net basis, during the three months ended March 31, 2026, as follows:

•
Operating and maintenance increased by $4.6 million during the three months ended March 31, 2026, primarily due to increases in common area maintenance and other tenant-recoverable costs.
•
Real estate taxes increased by $4.3 million during the three months ended March 31, 2026, primary due to an increase in real estate assessments across the portfolio.

Reconciliation of Same Property NOI to Net Income Attributable to Common Shareholders:

	Three months ended March 31,
(in thousands)	2026	2025
Net income attributable to common shareholders	$125,136	106,174
Less:
Management, transaction, and other fees	(6,933)	(6,812)
Other (1)	(11,396)	(13,689)
Plus:
Depreciation and amortization	106,422	96,774
General and administrative	25,606	21,600
Other operating expense	1,001	1,688
Other expense, net	44,296	48,673
Equity in income of investments in real estate excluded from NOI (2)	4,600	13,451
Net income attributable to noncontrolling interests	4,249	2,266
Preferred stock dividends	3,413	3,413
NOI	296,394	273,538
Less non-same property NOI (3)	(10,760)	135
Same property NOI	$285,634	273,673
(1)
Includes straight-line rental income and expense, net of reserves, above and below market rent amortization, other fees, and noncontrolling interests.
(2)
Includes non-NOI income earned and expenses incurred at our unconsolidated real estate partnerships, including those separated out above for our consolidated properties.
(3)
Includes revenues and expenses attributable to Non-Same Property, Property in Development, termination fees, corporate activities, and noncontrolling interests.

Nareit FFO, Core Operating Earnings and AFFO (Non-GAAP Financial Measures):

Our reconciliation of net income attributable to common shareholders to Nareit FFO, to Core Operating Earnings, and to AFFO is as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Reconciliation of Net income attributable to common shareholders to Nareit FFO
Net income attributable to common shareholders	$125,136	106,174
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	113,562	104,034
Gain on sale of real estate, net of tax	(17,047)	(101)
Exchangeable operating partnership units	2,617	642
Nareit FFO attributable to common stock and unit holders	$224,268	210,749
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit FFO	$224,268	210,749
Adjustments to reconcile to Core Operating Earnings: (1)
Certain Non-Cash Items
Straight-line rent	(6,618)	(6,513)
Uncollectible straight-line rent	2,180	376
Above/below market rent amortization, net	(5,249)	(6,461)
Debt and derivative mark-to-market amortization	1,942	1,292
Core Operating Earnings	$216,523	199,443
(1)
Includes Regency's share of unconsolidated investment partnerships, net of amounts attributable to noncontrolling interests.

	Three months ended March 31,
(in thousands)	2026	2025
Reconciliation of Core Operating Earnings to AFFO:
Core Operating Earnings	$216,523	199,443
Adjustments to reconcile to AFFO (1):
Operating capital expenditures	(27,087)	(23,753)
Debt cost and derivative adjustments	2,230	2,129
Stock-based compensation	5,868	5,443
AFFO	$197,534	183,262
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

Except for $200 million of private placement debt, our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. All remaining debt is held by our Operating Partnership, its subsidiaries, or by our real estate partnerships. The Operating Partnership is a guarantor of the $200 million of outstanding debt of our Parent Company, with $100 million maturing in May 2026 and the remaining $100 million maturing in August 2026, both of which we expect to pay off at maturity using available liquidity. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity, and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units.

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

On February 18, 2026, the Company issued $450 million aggregate principal amount of senior unsecured notes due 2033. The 2026 Notes were issued at 99.376% of par and bear interest at a rate of 4.50% per annum. The net proceeds were used to reduce the outstanding balance on the Line, and the remaining proceeds are expected to be used for the repayment of $100 million of 3.81% unsecured private placement debt due May 11, 2026, upon its maturity, as well as for general corporate purposes.

As of March 31, 2026, we had $1.0 billion of loans maturing during the next 12 months, including Regency's share of maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay off as they mature. We actively monitor the capital markets and maintain flexibility to access them opportunistically, while proactively managing our debt maturity profile to support a strong balance sheet. We currently expect to address these maturing obligations through a combination of cash flows from operations, refinancing at maturity, available liquidity under our Line, or proceeds from potential property sales.

Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next year, although, in the longer term, we can provide no assurances.

In addition to our $141.1 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	March 31, 2026
ATM program
Original offering amount	$500,000
Available capacity	$500,000
Line of credit
Total commitment amount	$1,500,000
Available capacity (1)	$1,457,940
Maturity (2)	March 23, 2028

(1)
Net of letters of credit issued against our Line.
(2)
The Company has the option to extend the maturity for two additional six-month periods beyond the stated maturity in the table.

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

We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the three months ended March 31, 2026 and 2025, we generated cash flows from operating activities of $152.7 million and $161.0 million, respectively, and paid $282.2 million and $131.9 million in dividends to our common and preferred stock and unit holders, in the same respective periods. Dividends paid during the three months ended March 31, 2026 include both the regular dividend paid in January 2026 and the pre-funding of the April 1, 2026 dividend, which was funded on March 31, 2026 in accordance with the required cash settlement timing with our transfer agent.

We currently have development and redevelopment projects in various stages of planning, design and construction, along with a pipeline of potential projects for future development or redevelopment. After funding the April 2026 dividends for our common and preferred stock and Operating Partnership units, we estimate that we will require capital during the next 12 months of approximately $1.5 billion related to leasing commissions, tenant improvements, in-process developments and redevelopments, capital contributions to our real estate partnerships, and repaying maturing debt. These capital requirements may be impacted by increased costs of construction caused by, without limitation, tariffs and inflation affecting materials, labor, and services from third-party contractors and suppliers. Additionally, current volatility in oil prices can further drive up transportation and operational costs, contributing to overall project expenses. We continue to implement mitigation strategies including, but not limited to, entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from permitting delays and labor and material shortages may extend the time to completion of these projects.

If we start new developments or redevelopments, commit to property acquisitions, repay debt with cash, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

We endeavor to maintain a high percentage of unencumbered assets which enables us to access the secured and unsecured debt markets cost effectively and to maintain borrowing capacity on the Line. As of March 31, 2026, 88.4% of our consolidated real estate assets were unencumbered.

Our Line and unsecured debt require that we remain in compliance with various customary financial covenants, which are described in the Consolidated Financial Statements included in our 2025 Form 10-K. We were in compliance with these covenants at March 31, 2026, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Three months ended March 31,
(in thousands)	2026	2025	Change
Net cash provided by operating activities	$152,729	161,031	(8,302)
Net cash used in investing activities	(94,927)	(180,148)	85,221
Net cash (used in) provided by financing activities	(32,903)	35,770	(68,673)
Net change in cash, cash equivalents, and restricted cash	$24,899	16,653	8,246
Total cash, cash equivalents, and restricted cash	$145,560	78,537	67,023

Net cash provided by operating activities:

Net cash provided by operating activities decreased $8.3 million primarily due to the increase in prepaid insurance and timing of real estate tax payments and tenant receipts.

Net cash used in investing activities:

Net cash used in investing activities changed by $85.2 million as follows:

	Three months ended March 31,
(in thousands)	2026	2025	Change
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $787 in 2025	$(21,478)	(83,232)	61,754
Real estate development and capital improvements	(105,071)	(101,386)	(3,685)
Proceeds from sale of real estate	11,830	—	11,830
Proceeds from property insurance casualty claims	3,281	—	3,281
Collection of notes receivable	1,069	120	949
Investments in real estate partnerships	(22,839)	(230)	(22,609)
Return of capital from investments in real estate partnerships	34,679	—	34,679
Dividends on investment securities	1,555	988	567
Purchase of investment securities	(3,135)	(2,233)	(902)
Proceeds from sale of investment securities	5,182	5,825	(643)
Net cash used in investing activities	$(94,927)	(180,148)	85,221

Significant changes in investing activities include:

•
We paid $21.5 million in 2026 to purchase one operating property and one property for redevelopment. We paid $83.2 million in 2025 to purchase two operating properties and one operating outparcel.
•
During 2026, we invested $3.7 million more on real estate development and capital improvements than the comparable prior year period, as further detailed in a table below.
•
We sold two land parcels in 2026 for net proceeds of $11.8 million.
•
We received property insurance claim proceeds of $3.3 million in 2026.
•
Investments in real estate partnerships:
o
In 2026, we invested $22.8 million, including $21.8 million to fund our share of debt repayments, and $0.5 million to fund our share of development and redevelopment activities.
o
In 2025, we invested $0.2 million, to fund our share of development and redevelopment activities.
•
Return of capital from our unconsolidated investments in real estate partnerships includes sales or financing proceeds.
o
During 2026, we received $34.7 million from our share of proceeds from debt financing activities and outparcel sales.

We plan to continue developing and redeveloping shopping centers for long-term investment. During the three months ended March 31, 2026, we deployed capital of $105.1 million for the development, redevelopment, and capital improvement of our real estate properties, comprised of the following:

	Three months ended March 31,
(in thousands)	2026	2025	Change
Capital expenditures:
Acquisition of land & improvements - Redevelopment	17,754	—	17,754
Building and tenant improvements	22,870	19,094	3,776
Redevelopment costs	23,836	35,344	(11,508)
Development costs	30,936	38,721	(7,785)
Capitalized interest	2,667	1,653	1,014
Capitalized direct compensation	7,008	6,574	434
Real estate development and capital improvements	$105,071	101,386	3,685
•
We acquired one property for redevelopment in 2026.
•
Building and tenant improvements increased $3.8 million in 2026, primarily related to the timing and volume of capital projects.
•
Redevelopment costs are lower than the prior year. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansions, facade renovations, new out-parcel building construction, and redevelopments related to tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan. The timing and duration of these projects could also result in volatility in NOI. See the tables below for more details about our redevelopment projects.

•
Development costs are lower in 2026 due to the progress towards completion of our development projects in process. See the tables below for more details about our development projects.
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

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					March 31, 2026
Property Name	Market	Ownership (1)	Start Date	Estimated Stabilization Year (2)	Estimated / Actual Net Development Costs (1) (3)	% of Costs Incurred	GLA (1)	Cost PSF of GLA (1) (3)

Developments In-Process
Sienna Grande Shops	Houston, TX	75%	Q2-2023	2027	9,391	92%	23	408
The Shops at SunVet	Long Island, NY	100%	Q2-2023	2027	95,233	91%	170	560
The Village at Seven Pines	Jacksonville, FL	100%	Q3-2025	2028	112,302	19%	239	470
Ellis Village Center (South)	Bay Area, CA	100%	Q3-2025	2028	29,592	34%	49	604
Culver Commons	Los Angeles, CA	100%	Q4-2025	2028	15,852	16%	14	1,132
Lone Tree Village	Denver, CO	100%	Q4-2025	2028	30,658	30%	158	194
Oak Valley Village	Los Angeles, CA	75%	Q4-2025	2028	45,097	13%	173	261
Total Developments In-Process					$338,125	42%	826	409

Developments Completed
Oakley Shops at Laurel Fields	Bay Area, CA	100%	Q3-2024	2026	35,815	93%	78	458
Total Developments Completed					$35,815	93%	78	458
(1)
Estimated net development costs and GLA are reported based on Regency’s ownership interest in the real estate partnership at completion.
(2)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(3)
Includes leasing costs and is net of tenant reimbursements.

The following table summarizes our redevelopment projects in process and completed:

(in thousands)					March 31, 2026
Property Name	Market	Ownership (1)	Start Date	Estimated Stabilization Year (2)	Estimated Net Project Costs (1) (3)	% of Costs Incurred

Redevelopments In-Process
Bloom on Third	Los Angeles, CA	35%	Q4-2022	2027	$25,323	73%
Serramonte Center - Phase 3	San Francisco, CA	100%	Q2-2023	2026	42,535	46%
West Chester Plaza	Cincinnati, OH	100%	Q4-2024	2028	15,442	34%
Willows Shopping Center	Bay Area, CA	100%	Q4-2024	2027	16,807	48%
The Crossing Clarendon	Metro DC	100%	Q2-2025	2027	13,679	41%
East Meadow Plaza - Phase 1	Long Island, NY	100%	Q3-2024	2026	11,736	75%
East Meadow Plaza - Phase 2A	Long Island, NY	100%	Q3-2025	2027	15,969	52%
Crystal Brook Corner	Long Island, NY	100%	Q1-2026	2028	58,673	55%
Various Redevelopments	Various	Various	Various	Various	96,478	44%
Total Redevelopments In-Process					$296,642	50%

Redevelopments Completed
Various Properties	Various	Various	Various	Various	6,192	96%
Total Redevelopments Completed					$6,192	96%
(1)
Estimated net development costs are reported based on Regency’s ownership interest in the real estate partnership at completion.
(2)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(3)
Includes leasing costs and is net of tenant reimbursements.

Net cash (used in) provided by financing activities:

Net cash flows provided by financing activities increased by $68.7 million during 2026, as follows:

	Three months ended March 31,
(in thousands)	2026	2025	Change
Cash flows from financing activities:
Tax withholding on stock-based compensation	$(8,672)	(6,760)	(1,912)
Proceeds from sale of treasury stock	8	462	(454)
Contributions from noncontrolling interests	237	2,977	(2,740)
Distributions to and redemptions of noncontrolling interests	(4,336)	(3,510)	(826)
Distributions to exchangeable operating partnership unit holders	(2,898)	(773)	(2,125)
Dividends paid to common shareholders	(275,915)	(127,684)	(148,231)
Dividends paid to preferred shareholders	(3,413)	(3,413)	—
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	447,192	—	447,192
Proceeds from unsecured credit facilities	255,000	280,000	(25,000)
Repayment of unsecured credit facilities	(345,000)	(80,000)	(265,000)
Proceeds from notes payable	—	10,000	(10,000)
Repayment of notes payable	(88,000)	(32,787)	(55,213)
Scheduled principal payments	(3,207)	(2,548)	(659)
Payment of financing costs	(3,899)	(194)	(3,705)
Net cash (used in) provided by financing activities	$(32,903)	35,770	(68,673)

Significant changes in financing activities during the three months ended March 31, 2026 and 2025, include the following:

•
The taxes withheld in conjunction with vesting of equity award plans to satisfy employee tax withholding requirements totaled $8.7 million and $6.8 million during 2026 and 2025, respectively.
•
During 2025, we received $3.0 million in contributions from noncontrolling interests for the limited partners' share of development funding.
•
During 2026, we distributed $4.3 million to limited partners, including proceeds to partially redeem the non-controlling interest in two real estate partnerships. During 2025, we distributed $3.5 million to limited partners, including proceeds to partially redeem a non-controlling interest in one real estate partnership.

We paid $150.4 million more in dividends and exchangeable operating partnership unit distributions during the three months ended March 31, 2026, of which $12.4 million was attributable to an increase in our dividend rate per share and the number of shares of our common stock and operating partnership units outstanding. The remaining $138.0 million increase was due to pre-funding of the April 1, 2026 dividend, which was funded on March 31, 2026 in accordance with the required cash settlement timing with our transfer agent.

•
We had the following debt related activity during 2026:
o
We received $447.2 million in proceeds from issuing unsecured public debt,
o
We repaid a net $90.0 million on our Line,
o
We paid $91.2 million for debt repayments, including:
▪
$88.0 million for repaying one mortgage loan at maturity, and
▪
$3.2 million in principal mortgage payments
o
We paid $3.9 million in loan costs relating to the unsecured public debt offering.
•
We had the following debt related activity during 2025:
o
We received $10.0 million in proceeds from a mortgage refinancing,
o
We drew a net $200.0 million on our Line,
o
We paid $35.3 million for debt repayments, including:
▪
$32.8 million for repaying two mortgage loans at maturity, and
▪
$2.5 million in principal mortgage payments.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our real estate partnerships and our Pro-rata share:

	Combined		Regency's Share (1)
(in thousands, except number of real estate partnerships and number of properties)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Number of real estate partnerships	16	16
Regency's ownership	12% - 83%	12% - 83%
Number of properties	89	90
Assets	$2,662,793	2,667,271	$974,131	971,786
Liabilities	1,619,045	1,628,610	573,711	580,274
Equity	1,043,748	1,038,661	400,420	391,512
Basis difference			(41,800)	(41,656)
Investments in real estate partnerships			$358,620	349,856
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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	March 31, 2026	December 31, 2025
GRI - Regency, LLC (GRIR)(1)	40%	$114,334	112,235
Columbia Regency Partners II, LLC (Columbia II)	20%	58,578	60,354
Columbia Village District, LLC	30%	6,213	6,295
Individual Investors
Ballard Blocks	50%	57,543	57,830
Bloom on Third	35%	47,517	46,860
Others	12% - 83%	74,435	66,282
Total Investment in real estate partnerships		$358,620	$349,856
(1)
Effective January 1, 2026, the Company purchased its partner's ownership interest in a property held within this unconsolidated real estate partnership. Upon acquisition, this property was consolidated into Regency's financial statements.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	March 31, 2026
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2026 (1)	$5,323	171,062	13,000	189,385	65,063
2027	7,303	32,800	—	40,103	13,417
2028	4,097	231,235	—	235,332	81,592
2029	2,855	104,434	—	107,289	37,157
2030	2,349	215,893	—	218,242	77,886
Beyond 5 Years	2,159	735,131	—	737,290	266,069
Net unamortized loan costs, debt premium / (discount)	—	(7,728)	—	(7,728)	(2,713)
Total	$24,086	1,482,827	13,000	1,519,913	538,471
(1)
Reflects scheduled principal payments and maturities for the remainder of the year.

At March 31, 2026, our investments in unconsolidated real estate partnerships had notes payable of $1.5 billion maturing through 2034, of which 95.0% had a weighted average fixed interest rate of 4.1%. The remaining notes payable float with SOFR and had a weighted average variable interest rate of 6.0%, based on rates as of March 31, 2026. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $538.5 million as of March 31, 2026. As notes payable mature, they will be repaid from proceeds from new borrowings and/or capital contributions.

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

Management fee income

In addition to earning our share of net income or loss in each of these real estate partnerships, we recognized fees as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Management, transaction, and other fees	$6,852	6,812

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two significant components of interest rate risk:

•
Under the Line, we have a variable interest rate that, as of March 31, 2026, was based upon SOFR plus a 0.10% market adjustment ("Adjusted SOFR") plus an applicable margin of 0.685%. SOFR rates charged on our Line change daily, and the applicable margin on the Line is dependent upon maintaining specific credit ratings or leverage targets, as well as meeting specific sustainability target thresholds. If our credit ratings were downgraded or if we fail to meet the leverage targets or sustainability target thresholds, the applicable margin on the Line would increase, resulting in higher interest costs. As of March 31, 2026 the Adjusted SOFR plus the applicable margin of 0.685% was 4.415%.
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

The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of March 31, 2026. For variable rate mortgages and unsecured credit facilities for which we have interest rate swaps in place to fix the interest rate, they are included in the Fixed rate debt section below at their all-in fixed rate. The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of March 31, 2026, and are subject to change. In addition, we continually assess the market risk for floating rate debt and believe that an increase of 100 basis points in interest rates would decrease future earnings and cash flows by approximately $0.3 million per year based on $30.0 million floating rate line of credit balance outstanding at March 31, 2026.

Further, the table below incorporates only those exposures that exist as of March 31, 2026, and does not consider exposures or positions that could arise after that date or obligations repaid before maturity. Since firm but unused commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

The table below presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding at each year-end, and fair value of total debt as of March 31, 2026.

(dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed rate debt (1)	$269,483	757,610	360,304	527,739	607,608	2,514,882	5,037,626	4,846,390
Average interest rate for all fixed rate debt (2)	4.24%	4.35%	4.34%	4.53%	4.74%	4.75%
Variable rate SOFR debt (1)	$—	—	30,000	—	—	—	30,000	30,000
Average interest rate for all variable rate debt (2)	4.42%	4.42%	4.42%

(1)
Reflects amount of debt maturities during each of the years presented as of March 31, 2026. 2026 reflects amount of debt maturities for the remainder of the year.
(2)
Reflects weighted average interest rates of debt outstanding at the end of each year presented. For variable rate debt, the rate as of March 31, 2026, was used to determine the average interest rate for all future periods.

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended March 31, 2026 which have materially affected, or are reasonably likely to materially affect, the Parent Company’s internal controls over financial reporting.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended March 31, 2026 which have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 — Commitments and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Item 3. "Legal Proceedings" of our 2025 Form 10-K.

Item 1A. Risk Factors

In addition to the information set forth in this Report, please also refer to the Risk Factors set forth in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”).

In item 1A of our Form 10-K, we include a risk factor which is titled "Macroeconomic, political, and geopolitical conditions and governmental policies may adversely impact consumer confidence and spending and the businesses of our tenants and could, in turn, adversely impact our business." This risk factor discusses, among other risks, those related to geopolitical conflicts in the Middle East. Since the filing of our Form 10-K, a significant military conflict primarily involving the U.S., Israel and Iran, but which has also involved other countries in the Middle East, has commenced. This conflict has exacerbated certain risks previously disclosed, including the risk of energy market volatility due to impacts of the conflict on the global price of oil. Sustained increases or volatility in energy prices may contribute to broader inflationary pressures, increase operating costs at our properties, and adversely impact our tenants’ sales, costs, operating margins and financial condition. These conditions may reduce tenant demand for our space, impair tenant ability to meet their lease obligations, and limit our ability to fully recover operating costs and cost increases. In addition, inflationary pressures and higher energy costs may increase the cost of construction and construction materials, which could impact the feasibility, timing and returns of our development and redevelopment projects, as well as the cost of tenant improvements and other capital projects at our properties. The extent and duration of the current Iran-based conflict remains uncertain and, if it continues unresolved for a meaningful period of time, could materially affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2026.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended March 31, 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
January 1 through January 31, 2026	—	$—	—	$500,000
February 1 through February 28, 2026	115,572	$73.40	—	$500,000
March 1 through March 31, 2026	2,732	$77.07	—	$500,000
(1)
Represents shares repurchased to cover payment of withholding taxes in connection with restricted stock vesting by participants under Regency’s Long-Term Omnibus Plan.
(2)
On February 4, 2026, our Board approved a new common stock repurchase program, which replaced our existing program. The new program authorizes up to $500 million in repurchases, and the Company may purchase shares of its outstanding common stock through open market purchases and/or privately negotiated transactions, subject to market conditions and other factors. Any stock repurchased, if not retired, will be treated as treasury stock. The expiration date of the new repurchase program is February 28, 2029, unless modified, extended or earlier terminated by the Board in its discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

May 4, 2026	REGENCY CENTERS CORPORATION
	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

May 4, 2026	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)