Form 10-Q
period 2026-06-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2026-08-03
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Regency Centers Corporation Yes ☐ No ☒ Regency Centers, L.P. Yes ☐ No ☒

The number of shares outstanding of Regency Centers Corporation's common stock was 183,120,547 as of July 31, 2026.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this "Report") combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2026, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The terms "the Company," "Regency Centers," "Regency," "we," "our," and "us" as used in this Report mean the Parent Company, the Operating Partnership and their controlled subsidiaries, collectively.

The Parent Company is a real estate investment trust ("REIT") and the general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management. The Operating Partnership's capital includes general and limited common partnership units ("Common Units"). As of June 30, 2026, the Parent Company owned approximately 97.9% of the Common Units in the Operating Partnership. The remaining Common Units, which are all limited Common Units, are owned by third party investors. In addition to the Common Units, the Operating Partnership has also issued two series of preferred units: the 6.250% Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units") and the 5.875% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"). The Parent Company currently owns all of the Series A Preferred Units and Series B Preferred Units. The Series A Preferred Units and Series B Preferred Units are sometimes referred to collectively as the "Preferred Units."

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

The Company believes it is important to understand the key differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of Common and Preferred Units of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. Except for $100 million of unsecured private placement debt, the Parent Company does not directly hold any indebtedness, but guarantees all of the unsecured debt of the Operating Partnership. The Operating Partnership is also the guarantor of the Parent Company's $100 million unsecured private placement debt referenced above. The Operating Partnership holds all the assets of the Company and ownership of the Company's subsidiaries and equity interests in its joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for Common Units or Preferred Units, the Operating Partnership generates all other capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of Common Units and Preferred Units.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

June 30, 2026 and December 31, 2025

(in thousands, except per share data)

	2026	2025
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$14,767,372	14,561,924
Less: accumulated depreciation	3,442,113	3,267,728
Real estate assets, net	11,325,259	11,294,196
Investments in sales-type leases, net	16,848	16,727
Investments in real estate partnerships	362,810	349,856
Net real estate investments	11,704,917	11,660,779
Cash, cash equivalents, and restricted cash, including $5,643 and $16,004 of restricted cash at June 30, 2026 and December 31, 2025, respectively	191,614	120,661
Tenant and other receivables, net	291,660	273,862
Deferred leasing costs, less accumulated amortization of $142,917 and $138,391 at June 30, 2026 and December 31, 2025, respectively	101,673	97,253
Acquired lease intangible assets, less accumulated amortization of $440,278 and $421,433 at June 30, 2026 and December 31, 2025, respectively	233,561	254,201
Right of use assets, net	311,846	315,804
Other assets	287,671	278,723
Total assets	$13,122,942	13,001,283
Liabilities and Equity
Liabilities:
Notes payable, net	$4,873,182	4,619,301
Unsecured credit facility	30,000	120,000
Accounts payable and other liabilities	399,523	391,847
Acquired lease intangible liabilities, less accumulated amortization of $256,559 and $243,040 at June 30, 2026 and December 31, 2025, respectively	345,570	356,454
Lease liabilities	240,325	242,368
Tenants' security, escrow deposits and prepaid rent	87,154	89,707
Total liabilities	5,975,754	5,819,677
Commitments and contingencies	—	—
Equity:
Shareholders' equity:
Preferred stock $0.01 par value per share, 30,000,000 shares authorized; 9,000,000 shares issued and outstanding, in the aggregate, in Series A and Series B at June 30, 2026 and December 31, 2025	225,000	225,000
Common stock $0.01 par value per share, 220,000,000 shares authorized; 183,117,863 and 182,902,234 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,831	1,829
Treasury stock at cost, 411,590 and 494,307 shares held at June 30, 2026 and December 31, 2025, respectively	(33,085)	(31,075)
Additional paid-in-capital	8,709,547	8,704,138
Accumulated other comprehensive loss	(574)	(4,220)
Distributions in excess of net income	(2,027,768)	(1,988,782)
Total shareholders' equity	6,874,951	6,906,890
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $306,057 and $264,950 at June 30, 2026 and December 31, 2025, respectively	144,222	144,940
Limited partners' interests in consolidated partnerships	128,015	129,776
Total noncontrolling interests	272,237	274,716
Total equity	7,147,188	7,181,606
Total liabilities and equity	$13,122,942	13,001,283

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the periods ended June 30, 2026, and 2025

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Lease income	$402,798	369,105	$805,411	740,184
Other property income	3,520	4,499	6,427	7,520
Management, transaction, and other fees	7,192	7,244	14,125	14,056
Total revenues	413,510	380,848	825,963	761,760
Operating expenses:
Depreciation and amortization	108,803	99,535	215,225	196,309
Property operating expense	70,946	60,759	144,246	129,218
Real estate taxes	49,985	47,500	101,395	93,860
General and administrative	27,567	25,480	53,173	47,080
Other operating expenses	2,037	1,944	3,038	3,632
Total operating expenses	259,338	235,218	517,077	470,099
Other expense, net:
Interest expense, net	53,582	50,272	105,767	98,285
Provision for impairment of real estate	—	1,262	—	1,262
(Gain) Loss on sale of real estate, net of tax	(268)	294	(7,462)	193
Net investment income	(2,721)	(788)	(3,416)	(27)
Total other expense, net	50,593	51,040	94,889	99,713
Income before equity in income of investments in real estate partnerships	103,579	94,590	213,997	191,948
Equity in income of investments in real estate partnerships	16,160	13,759	38,540	28,254
Net income	119,739	108,349	252,537	220,202
Noncontrolling interests:
Exchangeable operating partnership units	(2,360)	(586)	(4,977)	(1,228)
Limited partners' interests in consolidated partnerships	(1,615)	(1,742)	(3,247)	(3,366)
Net income attributable to noncontrolling interests	(3,975)	(2,328)	(8,224)	(4,594)
Net income attributable to the Company	115,764	106,021	244,313	215,608
Preferred stock dividends	(3,413)	(3,413)	(6,826)	(6,826)
Net income attributable to common shareholders	$112,351	102,608	$237,487	208,782

Net income attributable to common shareholders:
Per common share - basic	$0.61	0.57	$1.30	1.15
Per common share - diluted	$0.61	0.56	$1.30	1.15

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

For the periods ended June 30, 2026, and 2025

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$119,739	108,349	$252,537	220,202
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	2,557	(1,295)	4,735	(3,943)
Reclassification adjustment of derivative instruments included in net income	(377)	(1,015)	(842)	(2,760)
Unrealized (loss) gain on available-for-sale debt securities	22	94	(55)	288
Other comprehensive income (loss)	2,202	(2,216)	3,838	(6,415)
Comprehensive income	121,941	106,133	256,375	213,787
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	3,975	2,328	8,224	4,594
Other comprehensive income (loss) attributable to noncontrolling interests	89	(143)	192	(401)
Comprehensive income attributable to noncontrolling interests	4,064	2,185	8,416	4,193
Comprehensive income attributable to the Company	$117,877	103,948	$247,959	209,594

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended June 30, 2026 and 2025

(in thousands, except per share data)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at March 31, 2025	$225,000	1,815	(29,133)	8,505,489	(1,715)	(2,001,878)	6,699,578	40,584	136,278	176,862	6,876,440
Net income	—	—	—	—	—	106,021	106,021	586	1,742	2,328	108,349
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	—	(1,146)	—	(1,146)	(7)	(48)	(55)	(1,201)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	(927)	—	(927)	(6)	(82)	(88)	(1,015)
Deferred compensation plan, net	—	—	(1,077)	1,077	—	—	—	—	—	—	—
Amortization of equity awards	—	1	—	5,569	—	—	5,570	—	—	—	5,570
Tax withholding on stock-based compensation	—	—	—	(23)	—	—	(23)	—	—	—	(23)
Repurchase of exchangeable operating partnership units	—	—	—	—	—	—	—	(2,046)	—	(2,046)	(2,046)
Common stock issued under dividend reinvestment plan	—	—	—	196	—	—	196	—	—	—	196
Contributions from partners	—	—	—	—	—	—	—	—	5,439	5,439	5,439
Distributions to partners	—	—	—	—	—	—	—	—	(2,620)	(2,620)	(2,620)
Dividends declared:
Preferred stock	—	—	—	—	—	(3,413)	(3,413)	—	—	—	(3,413)
Common stock/unit	—	—	—	—	—	(127,984)	(127,984)	(752)	—	(752)	(128,736)
Balance at June 30, 2025	$225,000	1,816	(30,210)	8,512,308	(3,788)	(2,027,254)	6,677,872	38,359	140,709	179,068	6,856,940

Balance at March 31, 2026	$225,000	1,831	(32,207)	8,702,768	(2,687)	(2,001,870)	6,892,835	144,705	127,367	272,072	7,164,907
Net income	—	—	—	—	—	115,764	115,764	2,360	1,615	3,975	119,739
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	2,451	—	2,451	51	77	128	2,579
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(338)	—	(338)	4	(43)	(39)	(377)
Deferred compensation plan, net	—	—	(878)	829	—	—	(49)	—	—	—	(49)
Amortization of equity awards	—	—	—	6,204	—	—	6,204	—	—	—	6,204
Tax withholding on stock-based compensation	—	—	—	(436)	—	—	(436)	—	—	—	(436)
Common stock issued under dividend reinvestment plan	—	—	—	182	—	—	182	—	—	—	182
Contributions from partners	—	—	—	—	—	—	—	—	2,074	2,074	2,074
Distributions to partners	—	—	—	—	—	—	—	—	(3,075)	(3,075)	(3,075)
Dividends declared:
Preferred stock	—	—	—	—	—	(3,413)	(3,413)	—	—	—	(3,413)
Common stock/unit	—	—	—	—	—	(138,249)	(138,249)	(2,898)	—	(2,898)	(141,147)
Balance at June 30, 2026	$225,000	1,831	(33,085)	8,709,547	(574)	(2,027,768)	6,874,951	144,222	128,015	272,237	7,147,188

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the six months ended June 30, 2026 and 2025

(in thousands, except per share data)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$225,000	1,814	(28,045)	8,503,227	2,226	(1,980,076)	6,724,146	40,744	135,417	176,161	6,900,307
Net income	—	—	—	—	—	215,608	215,608	1,228	3,366	4,594	220,202
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	—	(3,435)	—	(3,435)	(27)	(193)	(220)	(3,655)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	(2,579)	—	(2,579)	(14)	(167)	(181)	(2,760)
Adjustment for noncontrolling interests	—	—	—	2,210	—	—	2,210	(2,210)	—	(2,210)	—
Deferred compensation plan, net	—	—	(2,165)	2,165	—	—	—	—	—	—	—
Amortization of equity awards	—	2	—	11,116	—	—	11,118	—	—	—	11,118
Tax withholding on stock-based compensation	—	—	—	(6,783)	—	—	(6,783)	—	—	—	(6,783)
Repurchase of exchangeable operating partnership units	—	—	—	—	—	—	—	(2,046)	—	(2,046)	(2,046)
Common stock issued under dividend reinvestment plan	—	—	—	373	—	—	373	—	—	—	373
Contributions from partners	—	—	—	—	—	—	—	2,210	8,416	10,626	10,626
Distributions to partners	—	—	—	—	—	—	—	—	(6,130)	(6,130)	(6,130)
Dividends declared:
Preferred stock	—	—	—	—	—	(6,826)	(6,826)	—	—	—	(6,826)
Common stock/unit	—	—	—	—	—	(255,960)	(255,960)	(1,526)	—	(1,526)	(257,486)
Balance at June 30, 2025	$225,000	1,816	(30,210)	8,512,308	(3,788)	(2,027,254)	6,677,872	38,359	140,709	179,068	6,856,940

Balance at December 31, 2025	$225,000	1,829	(31,075)	8,704,138	(4,220)	(1,988,782)	6,906,890	144,940	129,776	274,716	7,181,606
Net income	—	—	—	—	—	244,313	244,313	4,977	3,247	8,224	252,537
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	4,406	—	4,406	94	180	274	4,680
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(760)	—	(760)	6	(88)	(82)	(842)
Deferred compensation plan, net	—	—	(2,010)	1,958	—	—	(52)	—	—	—	(52)
Amortization of equity awards	—	2	—	12,184	—	—	12,186	—	—	—	12,186
Tax withholding on stock-based compensation	—	—	—	(9,108)	—	—	(9,108)	—	—	—	(9,108)
Common stock issued under dividend reinvestment plan	—	—	—	375	—	—	375	—	—	—	375
Contributions from partners	—	—	—	—	—	—	—	—	2,311	2,311	2,311
Distributions to partners	—	—	—	—	—	—	—	—	(7,411)	(7,411)	(7,411)
Dividends declared:
Preferred stock	—	—	—	—	—	(6,826)	(6,826)	—	—	—	(6,826)
Common stock/unit	—	—	—	—	—	(276,473)	(276,473)	(5,795)	—	(5,795)	(282,268)
Balance at June 30, 2026	$225,000	1,831	(33,085)	8,709,547	(574)	(2,027,768)	6,874,951	144,222	128,015	272,237	7,147,188

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the periods ended June 30, 2026, and 2025

(in thousands)

(unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$252,537	220,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,225	196,309
Amortization of deferred financing costs and debt premiums	8,033	6,922
Amortization of above and below market lease intangibles, net	(9,964)	(11,414)
Stock-based compensation, net of capitalization	10,620	9,864
Equity in income of investments in real estate partnerships	(38,540)	(28,254)
(Gain) loss on sale of real estate, net of tax	(7,462)	193
Provision for impairment of real estate, net of tax	—	1,262
Distribution of earnings from investments in real estate partnerships	34,870	34,502
Deferred compensation expense (income)	2,670	(253)
Realized and unrealized gain on investments	(3,323)	(87)
Changes in assets and liabilities:
Tenant and other receivables	(17,258)	(1,670)
Deferred leasing costs	(10,178)	(8,802)
Other assets	(14,434)	(15,123)
Accounts payable and other liabilities	13,994	464
Tenants' security, escrow deposits and prepaid rent	(2,760)	964
Net cash provided by operating activities	434,030	405,079
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $787 in 2025	(32,766)	(83,261)
Real estate development and capital improvements	(212,003)	(204,657)
Proceeds from sale of real estate	13,882	7,165
Proceeds from property insurance casualty claims	3,301	—
Issuance of notes receivable	(1,500)	—
Collection of notes receivable	1,069	180
Investments in real estate partnerships	(35,142)	(6,217)
Return of capital from investments in real estate partnerships	40,914	—
Dividends on investment securities	1,646	1,081
Purchase of investment securities	(6,109)	(96,226)
Proceeds from sale of investment securities	7,551	9,242
Net cash used in investing activities	(219,157)	(372,693)

	Six months ended June 30,
	2026	2025
Cash flows from financing activities:
Tax withholding on stock-based compensation	(9,108)	(6,783)
Redemption of exchangeable operating partnership units	—	(2,046)
Proceeds from sale of treasury stock	123	462
Contributions from noncontrolling interests	2,311	8,416
Distributions to and redemptions of noncontrolling interests	(7,411)	(6,130)
Distributions to exchangeable operating partnership unit holders	(5,796)	(1,546)
Dividends paid to common shareholders	(275,936)	(255,455)
Dividends paid to preferred shareholders	(6,826)	(6,826)
Repayment of fixed rate unsecured notes	(100,000)	—
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	447,192	397,116
Proceeds from unsecured credit facilities	285,000	395,000
Repayment of unsecured credit facilities	(375,000)	(430,000)
Proceeds from notes payable	—	10,000
Repayment of notes payable	(88,000)	(32,787)
Scheduled principal payments	(6,412)	(5,060)
Payment of financing costs	(4,057)	(3,812)
Net cash (used in) provided by financing activities	(143,920)	60,549
Net increase in cash and cash equivalents and restricted cash	70,953	92,935
Cash and cash equivalents and restricted cash at beginning of the period	120,661	61,884
Cash and cash equivalents and restricted cash at end of the period	$191,614	154,819

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $5,061 and $4,534 in 2026 and 2025, respectively)	$99,024	90,174
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$143,423	131,017
Acquisition of operating real estate:
Acquired lease intangible assets	$3,214	9,725
Notes payable assumed in acquisition, at fair value	$—	40,060
Intangible liabilities, Accounts payable and other liabilities	$3,126	18,945
Acquisition of previously unconsolidated real estate investments:
Acquired lease intangible assets	$1,329	4,308
Notes payable assumed in acquisition, at fair value	$—	16,749
Change in accrued capital expenditures	$8,553	15,244
Contributions to investments in real estate partnerships	$14,318	518

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

June 30, 2026 and December 31, 2025

(in thousands, except unit data)

	2026	2025
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$14,767,372	14,561,924
Less: accumulated depreciation	3,442,113	3,267,728
Real estate assets, net	11,325,259	11,294,196
Investments in sales-type leases, net	16,848	16,727
Investments in real estate partnerships	362,810	349,856
Net real estate investments	11,704,917	11,660,779
Cash, cash equivalents, and restricted cash, including $5,643 and $16,004 of restricted cash at June 30, 2026 and December 31, 2025, respectively	191,614	120,661
Tenant and other receivables, net	291,660	273,862
Deferred leasing costs, less accumulated amortization of $142,917 and $138,391 at June 30, 2026 and December 31, 2025, respectively	101,673	97,253
Acquired lease intangible assets, less accumulated amortization of $440,278 and $421,433 at June 30, 2026 and December 31, 2025, respectively	233,561	254,201
Right of use assets, net	311,846	315,804
Other assets	287,671	278,723
Total assets	$13,122,942	13,001,283
Liabilities and Capital
Liabilities:
Notes payable, net	$4,873,182	4,619,301
Unsecured credit facility	30,000	120,000
Accounts payable and other liabilities	399,523	391,847
Acquired lease intangible liabilities, less accumulated amortization of $256,559 and $243,040 at June 30, 2026 and December 31, 2025, respectively	345,570	356,454
Lease liabilities	240,325	242,368
Tenants' security, escrow deposits and prepaid rent	87,154	89,707
Total liabilities	5,975,754	5,819,677
Commitments and contingencies	—	—
Capital:
Partners' capital:
Preferred units $0.01 par value per unit, 30,000,000 units authorized; 9,000,000 units issued and outstanding, in the aggregate, in Series A and Series B at June 30, 2026 and December 31, 2025	225,000	225,000
General partner's common units, 183,117,863 and 182,902,234 units issued and outstanding at June 30, 2026 and December 31, 2025, respectively	6,650,525	6,686,110
Limited partners' common units, 3,838,188 and 3,838,188 units issued and outstanding at June 30, 2026 and December 31, 2025 respectively	144,222	144,940
Accumulated other comprehensive loss	(574)	(4,220)
Total partners' capital	7,019,173	7,051,830
Noncontrolling interest: Limited partners' interests in consolidated partnerships	128,015	129,776
Total capital	7,147,188	7,181,606
Total liabilities and capital	$13,122,942	13,001,283

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the periods ended June 30, 2026, and 2025

(in thousands, except per unit data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Lease income	$402,798	369,105	$805,411	740,184
Other property income	3,520	4,499	6,427	7,520
Management, transaction, and other fees	7,192	7,244	14,125	14,056
Total revenues	413,510	380,848	825,963	761,760
Operating expenses:
Depreciation and amortization	108,803	99,535	215,225	196,309
Property operating expense	70,946	60,759	144,246	129,218
Real estate taxes	49,985	47,500	101,395	93,860
General and administrative	27,567	25,480	53,173	47,080
Other operating expenses	2,037	1,944	3,038	3,632
Total operating expenses	259,338	235,218	517,077	470,099
Other expense, net:
Interest expense, net	53,582	50,272	105,767	98,285
Provision for impairment of real estate	—	1,262	—	1,262
(Gain) Loss on sale of real estate, net of tax	(268)	294	(7,462)	193
Net investment income	(2,721)	(788)	(3,416)	(27)
Total other expense, net	50,593	51,040	94,889	99,713
Income before equity in income of investments in real estate partnerships	103,579	94,590	213,997	191,948
Equity in income of investments in real estate partnerships	16,160	13,759	38,540	28,254
Net income	119,739	108,349	252,537	220,202
Limited partners' interests in consolidated partnerships	(1,615)	(1,742)	(3,247)	(3,366)
Net income attributable to the Partnership	118,124	106,607	249,290	216,836
Preferred unit distributions	(3,413)	(3,413)	(6,826)	(6,826)
Net income attributable to common unit holders	$114,711	103,194	$242,464	210,010

Net income attributable to common unit holders:
Per common unit - basic	$0.61	0.57	$1.30	1.15
Per common unit - diluted	$0.61	0.56	$1.30	1.15

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

For the periods ended June 30, 2026, and 2025

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$119,739	108,349	$252,537	220,202
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	2,557	(1,295)	4,735	(3,943)
Reclassification adjustment of derivative instruments included in net income	(377)	(1,015)	(842)	(2,760)
Unrealized (loss) gain on available-for-sale debt securities	22	94	(55)	288
Other comprehensive income (loss)	2,202	(2,216)	3,838	(6,415)
Comprehensive income	121,941	106,133	256,375	213,787
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,615	1,742	3,247	3,366
Other comprehensive income (loss) attributable to noncontrolling interests	34	(130)	92	(360)
Comprehensive income attributable to noncontrolling interests	1,649	1,612	3,339	3,006
Comprehensive income attributable to the Partnership	$120,292	104,521	$253,036	210,781

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended June 30, 2026 and 2025

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at March 31, 2025	$6,701,293	40,584	(1,715)	6,740,162	136,278	6,876,440
Net income	106,021	586	—	106,607	1,742	108,349
Other comprehensive loss
Other comprehensive loss before reclassification	—	(7)	(1,146)	(1,153)	(48)	(1,201)
Amounts reclassified from accumulated other comprehensive loss	—	(6)	(927)	(933)	(82)	(1,015)
Contributions from partners	—	—	—	—	5,439	5,439
Distributions to partners	(127,984)	(752)	—	(128,736)	(2,620)	(131,356)
Preferred unit distributions	(3,413)	—	—	(3,413)	—	(3,413)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	5,570	—	—	5,570	—	5,570
Repurchase of exchangeable operating partnership units	—	(2,046)	—	(2,046)	—	(2,046)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	173	—	—	173	—	173
Balance at June 30, 2025	$6,681,660	38,359	(3,788)	6,716,231	140,709	6,856,940

Balance at March 31, 2026	$6,895,522	144,705	(2,687)	7,037,540	127,367	7,164,907
Net income	115,764	2,360	—	118,124	1,615	119,739
Other comprehensive income
Other comprehensive income before reclassification	—	51	2,451	2,502	77	2,579
Amounts reclassified from accumulated other comprehensive income	—	4	(338)	(334)	(43)	(377)
Deferred compensation plan, net	(49)	—	—	(49)	—	(49)
Contributions from partners	—	—	—	—	2,074	2,074
Distributions to partners	(138,249)	(2,898)	—	(141,147)	(3,075)	(144,222)
Preferred unit distributions	(3,413)	—	—	(3,413)	—	(3,413)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	6,204	—	—	6,204	—	6,204
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(254)	—	—	(254)	—	(254)
Balance at June 30, 2026	$6,875,525	144,222	(574)	7,019,173	128,015	7,147,188

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the six months ended June 30, 2026 and 2025

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests in Limited Partners' Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2024	$6,721,920	40,744	2,226	6,764,890	135,417	6,900,307
Net income	215,608	1,228	—	216,836	3,366	220,202
Other comprehensive loss
Other comprehensive loss before reclassification	—	(27)	(3,435)	(3,462)	(193)	(3,655)
Amounts reclassified from accumulated other comprehensive loss	—	(14)	(2,579)	(2,593)	(167)	(2,760)
Adjustment for noncontrolling interests in the Operating Partnership	2,210	(2,210)	—	—	—	—
Contributions from partners	—	2,210	—	2,210	8,416	10,626
Distributions to partners	(255,960)	(1,526)	—	(257,486)	(6,130)	(263,616)
Preferred unit distributions	(6,826)	—	—	(6,826)	—	(6,826)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	11,118	—	—	11,118	—	11,118
Repurchase of exchangeable operating partnership units	—	(2,046)	—	(2,046)	—	(2,046)
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(6,410)	—	—	(6,410)	—	(6,410)
Balance at June 30, 2025	$6,681,660	38,359	(3,788)	6,716,231	140,709	6,856,940

Balance at December 31, 2025	$6,911,110	144,940	(4,220)	7,051,830	129,776	7,181,606
Net income	244,313	4,977	—	249,290	3,247	252,537
Other comprehensive income
Other comprehensive income before reclassification	—	94	4,406	4,500	180	4,680
Amounts reclassified from accumulated other comprehensive income	—	6	(760)	(754)	(88)	(842)
Deferred compensation plan, net	(52)	—	—	(52)	—	(52)
Contributions from partners	—	—	—	—	2,311	2,311
Distributions to partners	(276,473)	(5,795)	—	(282,268)	(7,411)	(289,679)
Preferred unit distributions	(6,826)	—	—	(6,826)	—	(6,826)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	12,186	—	—	12,186	—	12,186
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(8,733)	—	—	(8,733)	—	(8,733)
Balance at June 30, 2026	$6,875,525	144,222	(574)	7,019,173	128,015	7,147,188

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the periods ended June 30, 2026, and 2025

(in thousands)

(unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$252,537	220,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,225	196,309
Amortization of deferred financing costs and debt premiums	8,033	6,922
Amortization of above and below market lease intangibles, net	(9,964)	(11,414)
Stock-based compensation, net of capitalization	10,620	9,864
Equity in income of investments in real estate partnerships	(38,540)	(28,254)
(Gain) loss on sale of real estate, net of tax	(7,462)	193
Provision for impairment of real estate, net of tax	—	1,262
Distribution of earnings from investments in real estate partnerships	34,870	34,502
Deferred compensation expense (income)	2,670	(253)
Realized and unrealized gain on investments	(3,323)	(87)
Changes in assets and liabilities:
Tenant and other receivables	(17,258)	(1,670)
Deferred leasing costs	(10,178)	(8,802)
Other assets	(14,434)	(15,123)
Accounts payable and other liabilities	13,994	464
Tenants' security, escrow deposits and prepaid rent	(2,760)	964
Net cash provided by operating activities	434,030	405,079
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $787 in 2025	(32,766)	(83,261)
Real estate development and capital improvements	(212,003)	(204,657)
Proceeds from sale of real estate	13,882	7,165
Proceeds from property insurance casualty claims	3,301	—
Issuance of notes receivable	(1,500)	—
Collection of notes receivable	1,069	180
Investments in real estate partnerships	(35,142)	(6,217)
Return of capital from investments in real estate partnerships	40,914	—
Dividends on investment securities	1,646	1,081
Purchase of investment securities	(6,109)	(96,226)
Proceeds from sale of investment securities	7,551	9,242
Net cash used in investing activities	(219,157)	(372,693)

	Six months ended June 30,
	2026	2025
Cash flows from financing activities:
Tax withholding on stock-based compensation	(9,108)	(6,783)
Redemption of exchangeable operating partnership units	—	(2,046)
Proceeds from sale of treasury stock	123	462
Contributions from noncontrolling interests	2,311	8,416
Distributions to and redemptions of noncontrolling interests	(7,411)	(6,130)
Distributions to partners	(281,732)	(257,001)
Dividends paid to preferred unit holders	(6,826)	(6,826)
Repayment of fixed rate unsecured notes	(100,000)	—
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	447,192	397,116
Proceeds from unsecured credit facilities	285,000	395,000
Repayment of unsecured credit facilities	(375,000)	(430,000)
Proceeds from notes payable	—	10,000
Repayment of notes payable	(88,000)	(32,787)
Scheduled principal payments	(6,412)	(5,060)
Payment of financing costs	(4,057)	(3,812)
Net cash (used in) provided by financing activities	(143,920)	60,549
Net increase in cash and cash equivalents and restricted cash	70,953	92,935
Cash and cash equivalents and restricted cash at beginning of the period	120,661	61,884
Cash and cash equivalents and restricted cash at end of the period	$191,614	154,819

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $5,061 and $4,534 in 2026 and 2025, respectively)	$99,024	90,174
Supplemental disclosure of non-cash transactions:
Common and Preferred units, and exchangeable operating partnership units distributions declared but not paid	$143,423	131,017
Acquisition of operating real estate:
Acquired lease intangible assets	$3,214	9,725
Notes payable assumed in acquisition, at fair value	$—	40,060
Intangible liabilities, Accounts payable and other liabilities	$3,126	18,945
Acquisition of previously unconsolidated real estate investments:
Acquired lease intangible assets	$1,329	4,308
Notes payable assumed in acquisition, at fair value	$—	16,749
Change in accrued capital expenditures	$8,553	15,244
Contributions to investments in real estate partnerships	$14,318	518

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2026

1.	Organization and Significant Accounting Policies

General

Regency Centers Corporation (the "Parent Company") began its operations as a REIT in 1993 and is the general partner of Regency Centers, L.P. (the "Operating Partnership"). The Parent Company primarily engages in the ownership, management, leasing, acquisition, development, and redevelopment of shopping centers through the Operating Partnership and has no other assets other than through its investment in the Operating Partnership. Its only indebtedness consists of $100 million of unsecured private placement notes, which are guaranteed by the Operating Partnership, which the Company plans to payoff at maturity in 2026. The Parent Company guarantees all of the unsecured debt of the Operating Partnership.

As of June 30, 2026, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company" or "Regency") owned 392 properties and held partial interests in an additional 90 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

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

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent may be influenced by evolving political, economic, trade, tax and immigration policies and macroeconomic uncertainty, and the success of the Company's tenants, in the aggregate, is important to the operating and financial success of the Company. These include, without limitation, changes in trade and tariff policies (as well as potential trade disputes and retaliatory actions by other countries), entry into and termination of treaties and trade agreements, and economic sanctions, as well as global economic conflicts. Additionally, geopolitical and macroeconomic challenges, including the war involving Russia and Ukraine, and conflicts in the Middle East involving the U.S. and its allies, Iran and its allies, and Israel, could adversely impact aspects of the U.S. economy and, therefore, consumer confidence and spending.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2026

Investment Risk Concentrations

As of June 30, 2026, no single tenant comprised 10% or more of our aggregate annualized base rent ("ABR"). As of June 30, 2026, the Company had three geographic concentrations that individually accounted for at least 10% of its aggregate ABR. Real estate properties located in California, Florida and the New York-Newark-Jersey City core-based statistical area accounted for 24.7%, 19.9% and 12.8% of ABR, respectively. As a result, this geographic concentration of our portfolio makes it potentially more susceptible to adverse weather, natural disasters or economic events that may impact these locations. None of Regency's shopping centers are located outside the United States.

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

Ownership of the Operating Partnership

The Operating Partnership's capital includes Common Units and Preferred Units. As of June 30, 2026, the Parent Company owned approximately 97.9% of the outstanding Common Units, with the remaining limited partners' Common Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). The Parent Company currently owns all of the Preferred Units.

Real Estate Partnerships

As of June 30, 2026, the Company held partial ownership interests in 107 properties through various real estate partnerships, of which 17 are consolidated partnerships. These partnerships were formed for the purpose of owning and operating real estate properties. The Company's partners in these arrangements include institutional investors, real estate developers or operators, and passive investors (collectively, the "Partners" or "Limited Partners"). The Company’s involvement in these partnerships is through its ownership of its equity interests and its role in property-level management.

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

June 30, 2026

The carrying amounts of VIEs' assets and liabilities included in the Company's consolidated financial statements, exclusive of the Operating Partnership, are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Assets
Real estate assets, net	$258,021	332,759
Cash, cash equivalents and restricted cash	17,091	21,890
Tenant and other receivables, net	7,273	7,614
Deferred costs, net	4,068	6,715
Acquired lease intangible assets, net	3,828	4,328
Right of use assets, net	—	17,656
Other assets	826	775
Total Assets	$291,107	391,737
Liabilities
Notes payable	$23,613	23,771
Accounts payable and other liabilities	7,506	12,758
Acquired lease intangible liabilities, net	9,941	10,119
Tenants' security, escrow deposits and prepaid rent	959	960
Lease liabilities	—	19,559
Total Liabilities	$42,019	67,167

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

Revenues, and Tenant and other Receivables

Income within Management, transaction, and other fees is primarily derived from contracts with the Company's investments in real estate partnerships. The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts are as follows:

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Timing of satisfaction of performance obligations	2026	2025	2026	2025
Management, transaction, and other fees:
Property management services	Over time	$4,061	4,151	$8,143	8,261
Asset management services	Over time	1,760	1,746	3,535	3,463
Leasing services	Point in time	1,054	1,003	1,883	1,875
Other transaction fees	Point in time	317	344	564	457
Total management, transaction, and other fees		$7,192	7,244	$14,125	14,056

The accounts receivable for total management, transactions, and other fees, which are included within Tenant and other receivables, net in the accompanying Consolidated Balance Sheets, are $18.0 million and $17.8 million, as of June 30, 2026 and December 31, 2025, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2026

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

ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818)

ASU 2026-02 establishes a comprehensive accounting framework for environmental credits and related environmental compliance obligations. The ASU provides guidance on the recognition, measurement, presentation, derecognition, and disclosure of environmental credits, including renewable energy certificates, carbon offsets, emissions allowances, and similar instruments.

	January 1, 2028; Early adoption is permitted.	The Company is currently evaluating the impact of this ASU, but the adoption will not have a material effect on the Company’s financial position or results of operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2026

2.	Real Estate Investments

The following tables detail the properties acquired for the periods set forth below:

(in thousands)		Six months ended June 30, 2026
Date Purchased	Property Name	City/State	Property Type	Regency's Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (Premium) (1)	Intangible Assets (1)	Intangible Liabilities (1)
Consolidated
1/1/2026	Haddon Commons (2)	Westmont, NJ	Operating	100%	$10,500	—	1,329	1,217
1/28/2026	Crystal Brook Corner	Brookhaven, NY	Redevelopment	100%	30,000	—	2,245	2,068
4/24/2026	Pablo Plaza	Jacksonville Beach, FL	Outparcel	100%	2,300	—	179	—
5/6/2026	Berkshire Commons	Naples, FL	Outparcel	100%	9,000	—	790	748
6/25/2026	The Berkeley at Durbin Park	St Johns, FL	Development	100%	7,000	—	—	—
Total consolidated					$58,800	—	4,543	4,033
Unconsolidated
6/11/2026	Shops at Highland Walk	Denver, CO	Operating	20%	37,100	—	3,201	728
Total unconsolidated					$37,100	—	3,201	728
Total property acquisitions					$95,900	—	7,744	4,761

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
(2)
This property was held within a single property unconsolidated real estate partnership, in which the Company held a 66.7% ownership interest. Effective January 1, 2025, the Company purchased its partner's 33.3% ownership interest. Upon acquisition, this property was consolidated into Regency's financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2026

3.	Property Dispositions

The following table provides a summary of consolidated operating properties and land parcels sold during the current period:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except number sold data)	2026	2025	2026	2025
Net proceeds from sale of real estate investments	$2,052	7,165	$13,882	7,165
Gain (Loss) on sale of real estate, net of tax	268	(294)	7,462	(193)
Provision for impairment of real estate sold (1)	—	554	—	554
Number of operating properties sold	1	1	1	1
Number of land parcels sold	1	—	3	—
Percent interest sold	100%	100%	100%	100%
(1)
The Company recognized a total Provision for impairment of $1.3 million during the three and six months ended June 30, 2025 which includes a $0.7 million impairment charge related to the operating property held for sale as of June 30, 2025 and subsequently sold in July 2025.

4.	Other Assets

The following table represents the components of Other assets in the accompanying Consolidated Balance Sheets as of the periods set forth below:

(in thousands)	June 30, 2026	December 31, 2025
Goodwill	$166,739	166,739
Investments	51,528	51,373
Prepaid and other	37,497	34,575
Derivative assets	7,304	6,778
Furniture, fixtures, and equipment, net ("FF&E")	19,578	12,728
Deferred financing costs, net	5,025	6,530
Total other assets	$287,671	278,723

5.	Notes Payable and Unsecured Credit Facilities

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

(in thousands)	Scheduled Maturity Date	Weighted Average Contractual Rate	Weighted Average Effective Rate	June 30, 2026	December 31, 2025
Notes payable:
Fixed rate mortgage loans	1/1/2027 - 10/1/2038	4.0%	4.9%	$386,028	475,948
Variable rate mortgage loans (1)	10/1/2026 - 2/20/2032	4.4%	4.6%	268,098	270,489
Fixed rate unsecured debt	8/11/2026 - 3/15/2049	4.2%	4.4%	4,219,056	3,872,864
Total notes payable, net				4,873,182	4,619,301
Unsecured credit facility:
$1.5 Billion line of credit (the "Line") (1)(2)	3/23/2028	4.4%	4.7%	30,000	120,000
Total unsecured credit facility				30,000	120,000
Total debt outstanding				$4,903,182	4,739,301
(1)
As of June 30, 2026, 99.5% of the variable rate debt are fixed through interest rate swaps.
(2)
The Company has the option to extend the maturity date by two additional six-month periods beyond the Scheduled Maturity Date set forth in the table above. Weighted average effective rate for the Line is calculated based on a fully drawn Line balance using the period end variable rate.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2026

Significant financing activity during 2026 includes:

On February 2, 2026, $88.0 million of a fixed rate mortgage loan was repaid at maturity.

On February 18, 2026, the Company issued $450.0 million aggregate principal amount of senior unsecured notes due 2033 (the “2026 Notes”). The 2026 Notes were issued at 99.376% of par and bear interest at a rate of 4.50% per annum.

On May 11, 2026, the Company repaid $100.0 million aggregate principal amount of unsecured private placement notes at maturity. The repayment was funded with available liquidity, including proceeds from the Company's February 2026 senior unsecured notes offering.

Scheduled principal payments and maturities on notes payable and the unsecured credit facility were as follows:

(in thousands)	June 30, 2026
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2026 (2)	$6,417	59,851	100,000	166,268
2027	10,051	222,558	525,000	757,609
2028	8,365	51,939	330,000	390,304
2029	5,619	97,120	425,000	527,739
2030	5,445	2,163	600,000	607,608
Beyond 5 Years	24,209	190,681	2,300,000	2,514,890
Unamortized debt premium/(discount) and issuance costs	—	(30,292)	(30,944)	(61,236)
Total	$60,106	594,020	4,249,056	4,903,182
(1)
Includes unsecured public and private debt and unsecured credit facilities.
(2)
Reflects scheduled principal payments and maturities for the remainder of the year.

The Company was in compliance as of June 30, 2026, with all debt covenants.

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

Detail on the Company's interest rate derivatives outstanding is as follows:

(in thousands, except number of instruments data)
Interest Rate Swaps	June 30, 2026	December 31, 2025
Notional amount	$296,806	299,375
Number of instruments	15	15

Detail on the fair value of the Company's interest rate derivatives is as follows:

(in thousands)
Interest rate swaps classified as:	June 30, 2026	December 31, 2025
Derivative assets	$7,304	6,778
Derivative liabilities	(459)	(1,606)

Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2026

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not enter into derivative instruments for trading or speculative purposes. As of June 30, 2026, all of the Company's derivatives are designated as cash flow hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the period that the hedged interest payments affect earnings.

The following table represents the effect of the derivative financial instruments on the accompanying Consolidated Financial Statements:

Location and Amount of (Loss) Gain Recognized in OCI on Derivative			Location and Amount of Gain Reclassified from AOCI into Net Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
(in thousands)	2026	2025		2026	2025		2026	2025
Interest rate swaps	$2,557	(1,295)	Interest expense, net	$(377)	(1,015)	Interest expense, net	$53,582	50,272

	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
(in thousands)	2026	2025		2026	2025		2026	2025
Interest rate swaps	$4,735	(3,943)	Interest expense, net	$(842)	(2,760)	Interest expense, net	$105,767	98,285

As of June 30, 2026, the Company expects approximately $1.6 million of accumulated comprehensive income on derivative instruments, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

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

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in Topic 842:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease income
Fixed and in-substance fixed lease income	$294,095	271,608	$583,443	538,344
Variable lease income	105,930	93,762	217,133	192,141
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	5,449	5,731	11,037	12,481
Uncollectible straight-line rent (1)	(894)	(423)	(2,921)	(823)
Uncollectible amounts billable in lease income	(1,782)	(1,573)	(3,281)	(1,959)
Total lease income	$402,798	369,105	$805,411	740,184
(1)
The amounts include straight-line rent adjustments associated with converting between cash basis and accrual basis of accounting for certain leases.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2026

The following table represents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

(in thousands)	June 30, 2026	December 31, 2025
Tenant receivables	$31,797	29,578
Straight-line rent receivables	190,757	180,871
Other receivables (1)	69,106	63,413
Total tenant and other receivables	$291,660	273,862
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

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except those instruments listed below:

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$32,421	32,435	$31,987	32,173
Financial liabilities:
Notes payable, net	$4,873,182	4,751,276	$4,619,301	4,554,628
Unsecured credit facilities (1)	$30,000	30,000	$120,000	120,000
(1)
The carrying amount approximates its fair value due to the variable nature of the terms.

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of June 30, 2026, and December 31, 2025, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

June 30, 2026

Changes in the value of securities are recorded within Net investment income in the accompanying Consolidated Statements of Operations, and include the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Unrealized Gain (Loss)	2,566	62	1,071	(2,385)

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

The following tables present the placement in the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2026
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$40,346	40,346	—	—
Available-for-sale debt securities	11,182	—	11,182	—
Interest rate derivatives	7,304	—	7,304	—
Total	$58,832	40,346	18,486	—
Liabilities:
Interest rate derivatives	$(459)	—	(459)	—

	Fair Value Measurements as of December 31, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$39,887	39,887	—	—
Available-for-sale debt securities	11,486	—	11,486	—
Interest rate derivatives	6,778	—	6,778	—
Total	$58,151	39,887	18,264	—
Liabilities:
Interest rate derivatives	$(1,606)	—	(1,606)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2026

9.	Equity and Capital

Preferred Stock of the Parent Company

Terms and conditions of the preferred stock outstanding are summarized as follows:

	Preferred Stock Outstanding as of June 30, 2026 and December 31, 2025
	Date of Issuance (1)	Shares Issued and Outstanding	Liquidation Preference	Distribution Rate	Callable By Company
Series A	8/18/2023	4,600,000	$115,000,000	6.250%	On demand
Series B	8/18/2023	4,400,000	110,000,000	5.875%	On demand
		9,000,000	$225,000,000
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

As of June 30, 2026, $500 million of common stock remained available for issuance under this ATM Program.

Stock Repurchase Program

On February 4, 2026, the Board authorized a common stock repurchase program under which the Company may purchase up to $500 million of its outstanding common stock (the "Repurchase Program"). Under the Repurchase Program, the Company may repurchase shares through open market transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The Repurchase Program expires on February 28, 2029, unless modified, extended or earlier terminated by the Board in its discretion. Any common stock repurchased, if not retired, will be treated as treasury stock.

During the six months ended June 30, 2026, the Company made no repurchases under the Repurchase Program and $500 million remained available under the Repurchase Program.

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

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2026

Dividends Declared

The following table provides a summary of dividends declared per share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Common Stock	$0.755000	$0.705000	$1.510000	$1.410000
Series A Preferred Stock	$0.390625	$0.390625	$0.781250	$0.781250
Series B Preferred Stock	$0.367200	$0.367200	$0.734400	$0.734400

10.	Stock-Based Compensation

The Company granted 335,836 shares of restricted stock with a weighted-average grant-date fair value of $80.89 per share and 321,704 shares of restricted stock with a weighted-average grant-date fair value of $77.32 per share during the six months ended June 30, 2026 and June 30, 2025, respectively. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and recognizes forfeitures as they occur.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Restricted stock	$6,061	5,455	$11,929	10,898
Directors' fees paid in common stock and other employee stock grants	143	115	257	220
Capitalized stock-based compensation	(863)	(671)	(1,566)	(1,254)
Stock-based compensation, net of capitalization	$5,341	4,899	$10,620	9,864

11.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income attributable to common shareholders - basic	$112,351	102,608	$237,487	208,782
Net income attributable to common shareholders - diluted	$112,351	102,608	$237,487	208,782
Denominator:
Weighted average common shares outstanding for basic EPS	183,108	181,543	183,053	181,497
Weighted average common shares outstanding for diluted EPS (1)	183,351	181,955	183,309	181,877
Net income per common share – basic	$0.61	0.57	$1.30	1.15
Net income per common share – diluted	$0.61	0.56	$1.30	1.15
(1)
Includes the dilutive impact of unvested restricted stock.

The effect of the assumed exchange of the EOP units and certain other exchangeable units had an anti-dilutive effect upon the calculation of net income attributable to the common shareholders per share. Accordingly, the impact of such assumed exchanges has not been included in the determination of diluted net income per share calculations. Weighted average EOP units outstanding were 3,838,188 and 1,067,844 for the three months ended June 30, 2026 and 2025, respectively, and 3,838,188 and 1,088,815 for the six months ended June 30, 2026 and 2025, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2026

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit ("EPU"):

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per unit data)	2026	2025	2026	2025
Numerator:
Net income attributable to common unit holders - basic	$114,711	103,194	$242,464	210,010
Net income attributable to common unit holders - diluted	$114,711	103,194	$242,464	210,010
Denominator:
Weighted average common units outstanding for basic EPU	186,946	182,611	186,891	182,586
Weighted average common units outstanding for diluted EPU (1)	187,190	183,023	187,147	182,966
Net income per common unit – basic	$0.61	0.57	$1.30	1.15
Net income per common unit – diluted	$0.61	0.56	$1.30	1.15
(1)
Includes the dilutive impact of unvested restricted stock.

The effect of the assumed exchange of certain other exchangeable units had an anti-dilutive effect upon the calculation of net income attributable to the common unit holders per unit. Accordingly, the impact of such assumed exchanges has not been included in the determination of diluted net income per unit calculations.

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

The following tables provide information about the Company's reportable segment's revenues, significant expenses, net operating income ("NOI") and the reconciliation of NOI to the Company’s consolidated Net income:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Lease income	$438,463	405,915	$875,558	814,003
Other property income	4,000	4,613	7,718	7,992
Less:
Straight-line rent on lease income	(5,816)	(6,332)	(10,524)	(12,783)
Above/below market rent amortization, net	(5,594)	(5,919)	(11,389)	(12,924)
Total real estate revenues	431,053	398,277	861,363	796,288
Operating expenses (1)	(76,316)	(65,664)	(154,464)	(139,128)
Real estate taxes	(54,631)	(51,680)	(110,399)	(102,689)
NOI	$300,106	280,933	$596,500	554,471
(1)
Operating expenses include Operating and maintenance, Ground rent and Termination expense

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

June 30, 2026

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of NOI to Net income:
NOI	$300,106	280,933	$596,500	554,471
Consolidated:
Straight-line rent on lease income	5,469	5,787	10,025	11,394
Above/below market rent amortization, net	5,449	5,731	11,037	12,481
Management, transaction, and other fees	7,192	7,244	14,125	14,056
Straight-line rent on ground rent	(499)	(336)	(880)	(673)
Above/below market ground rent amortization	(536)	(532)	(1,072)	(1,067)
Depreciation and amortization	(108,803)	(99,535)	(215,225)	(196,309)
General and administrative	(27,567)	(25,480)	(53,173)	(47,080)
Other operating expenses	(2,037)	(1,944)	(3,038)	(3,632)
Other expense, net	(50,593)	(51,040)	(94,889)	(99,713)
Add: Share of noncontrolling interests excluded from NOI	2,298	2,200	4,467	4,404
Less: Equity in income of investments in real estate excluded from NOI	(10,740)	(14,679)	(15,340)	(28,130)
Net income	$119,739	108,349	$252,537	220,202

13.	Commitments and Contingencies

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

The Company had accrued liabilities of $16.4 million and $19.2 million for environmental assessment and remediation, which are included in Accounts payable, and other liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an aggregate amount not to exceed $50.0 million, which reduce the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance subsidiary and to facilitate the construction of development projects. The Company had $12.5 million and $12.9 million in letters of credit outstanding as of June 30, 2026 and December 31, 2025, respectively.

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
•
Redevelopment Completion is a Property in Redevelopment that is deemed complete upon the earlier of: (i) 90% of total estimated project costs have been incurred and percent leased equals or exceeds 95% for the Company owned gross leasable area ("GLA") related to the project, or (ii) the property features at least two years of anchor operations, if applicable.
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

Overview of Our Strategy

Regency Centers Corporation began operations as a publicly-traded REIT in 1993. All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P. and its wholly-owned subsidiaries, and through our real estate partnerships. As of June 30, 2026, the Parent Company owned approximately 97.9% of the outstanding Common Units and 100% of the Preferred Units of the Operating Partnership.

We are a preeminent national owner, operator, and developer of neighborhood and community shopping centers predominantly located in suburban trade areas with compelling demographics. As of June 30, 2026, we had full or partial ownership interests in 482 retail properties. Our properties are high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban markets within the country's most desirable metro areas, and contain approximately 58.8 million square feet ("SF") of GLA. Our mission is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities. Our vision is to elevate quality of life as an integral thread in the fabric of our communities. Our portfolio includes thriving properties merchandised with highly productive grocers, restaurants, service providers, and best-in-class retailers that connect with their neighborhoods, communities, and customers.

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

Executing on our Strategy

During the six months ended June 30, 2026, we had Net income attributable to common shareholders of $237.5 million as compared to $208.8 million during the six months ended June 30, 2025.

During the six months ended June 30, 2026:

•
Our Same property NOI grew 4.1%, as compared to the six months ended June 30, 2025, primarily attributable to improvements in base rent and recoveries from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on comparable new and renewal leases.
•
We executed 933 new and renewal leasing transactions representing 3.9 million Pro-rata SF with positive rent spreads of 11.2% during the six months ended June 30, 2026, compared to 944 leasing transactions representing 3.2 million Pro-rata SF with positive rent spreads of 9.1% during the six months ended June 30, 2025. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At June 30, 2026, December 31, 2025, and June 30, 2025, our total property portfolio was 96.5%, 96.1%, and 96.2% leased, respectively. At June 30, 2026, December 31, 2025, and June 30, 2025 our same property portfolio was 96.9%, 96.5%, and 96.5% leased, respectively.

We continued our development and redevelopment of high-quality shopping centers:

•
Development and redevelopment projects completed during the six months ended June 30, 2026 represented $62.6 million of estimated net project costs, with an average stabilized yield of 9.6%. A stabilized yield for development and redevelopment projects represents the incremental NOI (estimated stabilized NOI less NOI prior to project commencement) divided by the total project costs.
•
Estimated Pro-rata project costs of our current in process development and redevelopment projects totaled $679.7 million at June 30, 2026, compared to $597.4 million at December 31, 2025.

We maintained liquidity and financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
We maintain a credit rating A- with a stable outlook from S&P Global Ratings, and an A3 rating with a stable outlook from Moody's Investors Service.
•
On February 18, 2026, the Company issued $450 million aggregate principal amount of senior unsecured notes due 2033 (the “2026 Notes”). The 2026 Notes were issued at 99.376% of par and bear interest at a rate of 4.50% per annum. The net proceeds were used to reduce the outstanding balance on the Line, and the remaining proceeds were used for the repayment of $100 million of 3.81% unsecured private placement notes due May 11, 2026, upon its maturity, as well as for general corporate purposes.
•
As of June 30, 2026, we had $933.2 million of loans maturing during the next 12 months, including Regency's share of maturities within our unconsolidated real estate partnerships which we intend to refinance or pay-off as they mature.
•
At June 30, 2026, we had $1.46 billion available on the Line, which expires on March 23, 2028 unless we exercise the available options to extend the expiration for the first of two additional consecutive six-month periods, in which case the term will be extended in accordance with any such option exercise.

Economic Conditions

Refer to the Estimates, Risks and Uncertainties section in Note 1 — Organization and Significant Accounting Policies, as these risks and uncertainties could have a material impact on future results of operations and trends.

Property Portfolio

The following table summarizes general information related to the consolidated properties in our portfolio:

(GLA in thousands)	June 30, 2026	December 31, 2025
Number of Properties	392	391
GLA	46,458	46,102
% Leased – Operating and Development	96.5%	96.0%
% Leased – Operating	96.8%	96.6%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$26.87	$26.55

The following table summarizes general information related to the unconsolidated properties owned in real estate investment partnerships in our portfolio:

(GLA in thousands)	June 30, 2026	December 31, 2025
Number of Properties	90	90
GLA	12,327	12,275
% Leased – Operating and Development	96.3%	96.8%
% Leased –Operating	96.3%	96.8%
Weighted average annual effective rent PSF, net of tenant concessions	$26.13	$25.87

The following table summarizes Pro-rata occupancy rates of our combined consolidated and unconsolidated shopping center portfolio:

	June 30, 2026	December 31, 2025
Percent Leased – All Properties	96.5%	96.3%
Anchor Space (spaces ≥ 10,000 SF)	98.4%	98.4%
Shop Space (spaces < 10,000 SF)	93.4%	93.0%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our real estate partnerships (totals as a weighted average PSF):

	Six months ended June 30, 2026
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	18	446	$24.22	$20.39	$6.46
Renewal	65	1,788	17.64	0.44	0.32
Total Anchor Space Leases	83	2,234	$18.96	$4.42	$1.55
Shop Space Leases
New	273	563	$43.59	$46.31	$18.40
Renewal	577	1,113	40.13	2.14	1.54
Total Shop Space Leases	850	1,676	$41.29	$16.98	$7.20
Total Leases	933	3,910	$28.53	$9.80	$3.97

	Six months ended June 30, 2025
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	8	156	$20.34	$63.92	$6.22
Renewal	48	1,430	13.83	0.49	0.19
Total Anchor Space Leases	56	1,586	$14.47	$6.75	$0.78
Shop Space Leases
New	263	475	$42.40	$52.43	$16.72
Renewal	625	1,184	40.45	1.40	1.31
Total Shop Space Leases	888	1,659	$41.00	$16.00	$5.72
Total Leases	944	3,245	$28.03	$11.48	$3.30

The weighted-average base rent PSF on signed Shop Space leases for the six months ended June 30, 2026 is $41.29 PSF, which is higher than the weighted average annual base rent PSF of all Shop Space leases due to expire during the next 12 months of $39.48 PSF. New and renewal rent spreads, compared to prior rents on these same spaces leased, were positive at 11.2% for the six months ended June 30, 2026, compared to 9.1% for the six months ended June 30, 2025.

Diversification and Concentration of Tenant Risk

We seek to reduce our risk by limiting dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	June 30, 2026
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annual Base Rent (1)
Publix	67	5.8%	2.8%
TJX Companies, Inc.	77	3.7%	2.7%
Albertsons Companies, Inc.	52	4.1%	2.7%
Amazon/Whole Foods	41	2.7%	2.6%
Kroger Co.	52	6.0%	2.5%
(1)
Includes Regency's Pro-rata share of unconsolidated properties and excludes those owned by anchors.

Bankruptcies and Credit Concerns

Our management team devotes significant time to researching and monitoring consumer preferences and trends, customer shopping behaviors, changes in delivery methods, shifts to e-commerce, and changing demographics in order to anticipate the challenges and opportunities impacting our industry. We seek to mitigate potentially adverse impacts through maintaining a high quality portfolio, diversifying our geographic and tenant mix, replacing less successful tenants with stronger operators, anchoring our centers with market leading grocery stores that drive customer traffic, and investing in suburban trade areas with compelling demographic populations benefiting from high levels of disposable income.

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent may be influenced by evolving political, economic, trade, tax and immigration policies and macroeconomic uncertainty, and the success of the Company's tenants, in the aggregate, is important to the operating and financial success of the Company. These include, without limitation, changes in trade and tariff policies (as well as potential trade disputes and retaliatory actions by other countries), entry into and termination of treaties and trade agreements, and economic sanctions, as well as global economic conflicts. Additionally, geopolitical and macroeconomic challenges, including the war involving Russia and Ukraine, and conflicts in the Middle East involving the U.S. and its allies, Iran and its allies, and Israel, could adversely impact aspects of the U.S. economy and, therefore, consumer confidence and spending.

Although base rent is derived from long-term lease contracts, tenants that file for bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, in a tenant bankruptcy situation it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and significant downtime to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases, we could experience a significant reduction in our revenues. At June 30, 2026, the tenants who are currently in bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 0.2% of our Pro-rata annual base rent.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025:

Changes in revenues are summarized in the following table:

	Three months ended June 30,
(in thousands)	2026	2025	Change
Lease income
Base rent	$280,260	258,371	21,889
Recoveries from tenants	103,533	91,505	12,028
Percentage rent	2,575	2,950	(375)
Uncollectible lease income	(1,782)	(1,573)	(209)
Other lease income	7,294	6,334	960
Straight-line rent	5,469	5,787	(318)
Above/below market rent amortization, net	5,449	5,731	(282)
Total lease income	$402,798	369,105	33,693
Other property income	3,520	4,499	(979)
Management, transaction, and other fees	7,192	7,244	(52)
Total revenues	$413,510	380,848	32,662

Total lease income increased by $33.7 million primarily due to the following:

•
$21.9 million increase in Base rent, primarily driven by the following:
o
$12.3 million net increase from same properties, including:
▪
$6.1 million net increase due to increases from occupancy, contractual rent steps in existing leases, and positive rental spreads on new and renewal leases;
▪
$3.7 million increase due to redevelopment projects commencing operations; and
▪
$2.5 million increase related to the acquisitions of remaining ownership interests, resulting in consolidation of properties previously held in unconsolidated real estate partnerships;
o
$5.8 million increase from acquisitions of operating properties in 2026 as compared to 2025; and
o
$4.8 million increase from rent commencements at completed development properties; partially offset by
o
$1.5 million decrease due to dispositions of operating properties.

•
$12.0 million increase from contractual Recoveries from tenants, which represent their proportionate share of operating, maintenance, insurance, and real estate tax expenses incurred to operate our shopping centers. Recoveries from tenants increased, mainly from the following:
o
$8.8 million increase primarily driven by higher recoverable operating expenses and higher recovery rates resulting from increased occupancy in the current year and
o
$3.9 million increase driven by the acquisition of operating properties in 2026 as compared to 2025, and rent commencements at development properties; partially offset by
o
$0.6 million decrease due to dispositions of operating properties.

Changes in our operating expenses are summarized in the following table:

	Three months ended June 30,
(in thousands)	2026	2025	Change
Depreciation and amortization	$108,803	99,535	9,268
Property operating expense	70,946	60,759	10,187
Real estate taxes	49,985	47,500	2,485
General and administrative	27,567	25,480	2,087
Other operating expenses	2,037	1,944	93
Total operating expenses	$259,338	235,218	24,120

Depreciation and amortization increased by $9.3 million, mainly due to the following:

•
$5.7 million increase from operating properties acquired and development properties placed in service during the period; and
•
$3.5 million increase from same properties primarily driven by redevelopment projects placed in service.

Property operating expense increased by $10.2 million, mainly due to the following:

•
$6.5 million increase from same properties primarily due to higher recoverable common area maintenance and other tenant-related expenses; and
•
$4.4 million increase primarily from operating property acquisitions and development properties; partially offset by
•
$0.7 million decrease due to dispositions of operating properties.

Real estate taxes increased by $2.5 million, mainly due to the acquisitions of operating properties and increases in real estate tax assessments across the same property portfolio.

General and administrative costs increased by $2.1 million, mainly due to the following:

•
$1.6 million increase in compensation expense driven by salaries and benefits;
•
$1.6 million increase due to changes in the fair value of participant obligations within the deferred compensation plan, which were attributable to changes in the fair values of those investments recognized in Net investment income; partially offset by
•
$1.1 million decrease primarily attributable to lower expenses in communication, professional fees and other general and administrative expenses.

Changes in other expense, net are summarized in the following table:

	Three months ended June 30,
(in thousands)	2026	2025	Change
Interest expense, net
Interest on notes payable	$56,772	51,081	5,691
Interest on unsecured credit facilities	849	2,735	(1,886)
Capitalized interest	(2,348)	(2,422)	74
Hedge expense	47	226	(179)
Interest income	(1,738)	(1,348)	(390)
Interest expense, net	$53,582	50,272	3,310
Provision for impairment of real estate, net of tax	—	1,262	(1,262)
(Gain) Loss on sale of real estate, net of tax	(268)	294	(562)
Net investment income	(2,721)	(788)	(1,933)
Total other expense, net	$50,593	51,040	(447)

Interest expense, net, increased by $3.3 million primarily due to the following:

•
$5.7 million increase in Interest on notes payable primarily due to net increase in public debt at higher interest rates than previously outstanding notes; partially offset by
•
$1.9 million decrease in Interest on unsecured credit facilities primarily due to carrying a lower weighted average outstanding balance under our Line in 2026 as compared to 2025.

Net investment income increased by $1.9 million primarily driven by market volatility, including a $1.6 million increase in returns on investments held in the non-qualified deferred compensation plan and a $0.3 million increase in returns related to other corporate investments.

Equity in income of investments in real estate partnerships increased by $2.4 million mainly due to gains on partial real estate sales recognized at unconsolidated real estate partnerships during the current period.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Three months ended June 30,
(in thousands)	2026	2025	Change
Net income	$119,739	108,349	11,390
Income attributable to noncontrolling interests	(3,975)	(2,328)	(1,647)
Net income attributable to the Company	115,764	106,021	9,743
Preferred stock dividends	(3,413)	(3,413)	—
Net income attributable to common shareholders	$112,351	$102,608	$9,743
Net income attributable to exchangeable operating partnership units	(2,360)	(586)	(1,774)
Net income attributable to common unit holders	$114,711	103,194	11,517

Results of Operations

Comparison of the six months ended June 30, 2026 and 2025:

Changes in revenues are summarized in the following table:

	Six months ended June 30,
(in thousands)	2026	2025	Change
Lease income
Base rent	$555,438	512,927	42,511
Recoveries from tenants	206,794	182,986	23,808
Percentage rent	10,010	9,608	402
Uncollectible lease income	(3,281)	(1,959)	(1,322)
Other lease income	15,388	12,747	2,641
Straight-line rent	10,025	11,394	(1,369)
Above / below market rent amortization, net	11,037	12,481	(1,444)
Total lease income	$805,411	740,184	65,227
Other property income	6,427	7,520	(1,093)
Management, transaction, and other fees	14,125	14,056	69
Total revenues	$825,963	761,760	64,203

Lease income increased by $65.2 million primarily due to the following:

•
$42.5 million increase in Base rent, mainly driven by the following:
o
$23.9 million increase resulting from same properties, including:
▪
$11.0 million increase due to increases from occupancy, contractual rent steps in existing leases, and positive rental spreads on new and renewal leases;
▪
$7.8 million increase due to redevelopment projects that commenced operations; and
▪
$5.1 million increase related to the acquisitions of the remaining ownership interests, resulting in consolidation of properties previously held in unconsolidated real estate partnerships;

o
$13.0 million increase from acquisitions of operating properties in 2026 as compared to 2025 activity; and
o
$8.1 million increase from rent commencements at completed development properties; partially offset by
o
$3.0 million decrease due to dispositions of operating properties.
•
$23.8 million increase from contractual Recoveries from tenants, which represent their proportionate share of the operating, maintenance, insurance, and real estate tax expenses incurred to operate our shopping centers. Recoveries from tenants increased, mainly from the following:
o
$18.3 million increase primarily driven by higher recoverable operating expenses and higher recovery rates resulting from increased occupancy in the current year; and
o
$6.8 million increase driven by the acquisition of operating properties in 2026 as compared to 2025, and rent commencements at development properties; partially offset by
o
$1.3 million decrease due to disposition of operating properties.
•
$2.6 million increase in Other lease income mainly due to an increase in lease assignment fee income and termination fee income.

Changes in our operating expenses are summarized in the following table:

	Six months ended June 30,
(in thousands)	2026	2025	Change
Depreciation and amortization	$215,225	196,309	18,916
Property operating expense	144,246	129,218	15,028
Real estate taxes	101,395	93,860	7,535
General and administrative	53,173	47,080	6,093
Other operating expenses	3,038	3,632	(594)
Total operating expenses	$517,077	470,099	46,978

Depreciation and amortization increased by $18.9 million mainly due to the following:

•
$12.7 million increase from operating properties acquired and development properties placed in service during the period; and
•
$6.3 million increase from same properties primarily driven by redevelopment activities.

Property operating expense increased by $15.0 million, mainly due to the following:

•
$11.0 million increase from same properties primarily reflecting higher recoverable common area maintenance and other tenant-related operating costs; and
•
$5.6 million increase in acquisitions of operating properties and development properties placed in service; partially offset by
•
$1.5 million decrease due to disposition of operating properties.

Real estate taxes increased by $7.5 million, mainly due to the acquisition of operating properties and increases in real estate tax assessments across the same property portfolio.

General and administrative costs increased by $6.1 million mainly due to the following:

•
$3.2 million increase in compensation costs driven by both salaries and performance-based incentive compensation; and
•
$2.9 million increase due to changes in the fair value of participant obligations within the deferred compensation plan, which were attributable to changes in the fair values of those investments recognized in Net investment income;

Changes in Other expense, net are summarized in the following table:

	Six months ended June 30,
(in thousands)	2026	2025	Change
Interest expense, net
Interest on notes payable	$111,074	99,411	11,663
Interest on unsecured credit facilities	3,348	5,649	(2,301)
Capitalized interest	(5,061)	(4,534)	(527)
Hedge expense	95	451	(356)
Interest income	(3,689)	(2,692)	(997)
Interest expense, net	$105,767	98,285	7,482
Provision for impairment of real estate, net of tax	—	1,262	(1,262)
(Gain) Loss on sale of real estate, net of tax	(7,462)	193	(7,655)
Net investment income	(3,416)	(27)	(3,389)
Total other expense, net	$94,889	99,713	(4,824)

Interest expense, net increased by $7.5 million primarily due to the following:

•
$11.7 million increase in Interest on notes payable primarily due to net increase in public debt at higher interest rates than previously outstanding notes; partially offset by
•
$2.3 million decrease in Interest on unsecured credit facilities primarily due to carrying a lower weighted average outstanding balance under our Line in 2026 as compared to 2025.

During the six months ended June 30, 2026, we recognized gain on sale of real estate, net of tax of $7.5 million primarily from the sale of one operating property and three outparcels.

Net investment income increased by $3.4 million primarily driven by market volatility, including a $2.9 million increase in returns on investments held in the non-qualified deferred compensation plan and a $0.5 million increase in returns related to other corporate investments.

Equity in income of investments in real estate partnerships increased by $10.3 million mainly due to $10.3 million in gains on partial real estate sales recognized at unconsolidated real estate partnerships during the current period.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Six months ended June 30,
(in thousands)	2026	2025	Change
Net income	$252,537	220,202	32,335
Income attributable to noncontrolling interests	(8,224)	(4,594)	(3,630)
Net income attributable to the Company	244,313	215,608	28,705
Preferred stock dividends	(6,826)	(6,826)	—
Net income attributable to common shareholders	$237,487	$208,782	$28,705
Net income attributable to exchangeable operating partnership units	(4,977)	(1,228)	(3,749)
Net income attributable to common unit holders	$242,464	210,010	32,454

Income attributable to noncontrolling interests and Net income attributable to exchangeable operating partnership units increased by $3.6 million and $3.7 million, respectively, primarily due to the issuance of 2.8 million exchangeable operating partnership units to unrelated third-party sellers in connection with the acquisition of five properties in July 2025.

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

Same Property NOI (Non-GAAP Financial Measures):

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Base rent	$294,244	283,908	10,336	$585,341	565,235	20,106
Recoveries from tenants	109,952	100,542	9,410	219,772	201,236	18,536
Percentage rent	2,789	3,500	(711)	10,920	10,819	101
Uncollectible lease income	(1,319)	(1,483)	164	(2,819)	(2,028)	(791)
Other lease income	5,276	4,856	420	11,531	9,515	2,016
Other property income	3,515	3,991	(476)	6,628	6,704	(76)
Total real estate revenue	414,457	395,314	19,143	831,373	791,481	39,892
Operating and maintenance	69,533	62,932	6,601	142,542	131,359	11,183
Real estate taxes	52,979	51,228	1,751	107,657	101,645	6,012
Ground rent	3,625	3,508	117	7,286	7,196	90
Total real estate operating expenses	126,137	117,668	8,469	257,485	240,200	17,285
Same property NOI	$288,320	277,646	10,674	$573,888	551,281	22,607
Same property NOI growth			3.8%			4.1%

Same property NOI changed from the following major components:

Total real estate revenue increased by $19.1 million and $39.9 million, on a net basis, during the three and six months ended June 30, 2026, respectively, as follows:

•
Base rent increased by $10.3 million and $20.1 million during the three and six months ended June 30, 2026, respectively, due to contractual rent steps in existing leases, positive rental spreads on new and renewal leases, and increases in occupancy, as well as redevelopment projects completing and operating.
•
Recoveries from tenants increased by $9.4 million and $18.5 million during the three and six months ended June 30, 2026, respectively, due to higher recoverable expenses and increased occupancy and recovery rates.
•
Other lease income increased by $2.0 million during the six months ended June 30, 2026, due to an increase in lease assignment fee income.

Total real estate operating expenses increased by $8.5 million and $17.3 million, on a net basis, during the three and six months ended June 30, 2026, respectively, as follows:

•
Operating and maintenance increased by $6.6 million and $11.2 million during the three and six months ended June 30, 2026, respectively, primarily due to increases in common area maintenance and other tenant-recoverable costs.
•
Real estate taxes increased by $6.0 million during the six months ended June 30, 2026, primarily due to an increase in real estate assessments across the portfolio.

Reconciliation of Same Property NOI to Net Income Attributable to Common Shareholders:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net income attributable to common shareholders	$112,351	102,608	$237,487	208,782
Less:
Management, transaction, and other fees	(7,192)	(7,244)	(14,125)	(14,056)
Other (1)	(12,181)	(12,850)	(23,577)	(26,539)
Plus:
Depreciation and amortization	108,803	99,535	215,225	196,309
General and administrative	27,567	25,480	53,173	47,080
Other operating expense	2,037	1,944	3,038	3,632
Other expense, net	50,593	51,040	94,889	99,713
Equity in income of investments in real estate excluded from NOI (2)	10,740	14,679	15,340	28,130
Net income attributable to noncontrolling interests	3,975	2,328	8,224	4,594
Preferred stock dividends	3,413	3,413	6,826	6,826
NOI	$300,106	280,933	596,500	554,471
Less non-same property NOI (3)	(11,786)	(3,287)	(22,612)	(3,190)
Same property NOI	$288,320	277,646	$573,888	551,281
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

Nareit FFO, Core Operating Earnings and AFFO (Non-GAAP Financial Measures):

Our reconciliation of net income attributable to common shareholders to Nareit FFO, to Core Operating Earnings, and to AFFO is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of Net income attributable to common shareholders to Nareit FFO
Net income attributable to common shareholders	$112,351	102,608	$237,487	208,782
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	115,156	107,329	228,718	211,363
Provision for impairment of real estate	—	1,262	—	1,262
(Gain) Loss on sale of real estate, net of tax	(3,570)	346	(20,617)	245
Exchangeable operating partnership units	2,360	586	4,977	1,228
Nareit FFO attributable to common stock and unit holders	$226,297	212,131	$450,565	422,880
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit FFO	$226,297	212,131	$450,565	422,880
Adjustments to reconcile to Core Operating Earnings: (1)
Certain Non-Cash Items
Straight-line rent, net (2)	(5,390)	(6,040)	(9,828)	(12,177)
Above/below market rent amortization, net	(5,048)	(5,376)	(10,297)	(11,837)
Debt and derivative mark-to-market amortization	1,871	1,510	3,813	2,802
Core Operating Earnings	$217,730	202,225	$434,253	401,668
(1)
Includes Regency's share of unconsolidated investment partnerships, net of amounts attributable to noncontrolling interests.
(2)
Includes the impact of uncollectible straight-line rent of $0.9 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and $3.1 million and $1.1 million for six months ended June 30, 2026 and 2025, respectively.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of Core Operating Earnings to AFFO:
Core Operating Earnings	$217,730	202,225	$434,253	401,668
Adjustments to reconcile to AFFO (1):
Operating capital expenditures	(40,823)	(32,524)	(67,910)	(56,277)
Debt cost and derivative adjustments	2,372	2,297	4,602	4,426
Stock-based compensation	6,061	5,455	11,929	10,898
AFFO	$185,340	177,453	$382,874	360,715
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

Except for $100 million of private placement debt, our Parent Company has no capital commitments other than its guarantees of the commitments of our Operating Partnership. All remaining debt is held by our Operating Partnership, its subsidiaries, or by our real estate partnerships. The Operating Partnership is a guarantor of the $100 million of outstanding debt of our Parent Company, which matures in August 2026 and which we expect to repay at maturity using available liquidity. The Parent Company will from time to time access the capital markets for the purpose of issuing new equity, and will simultaneously contribute all of the offering proceeds to the Operating Partnership in exchange for additional partnership units.

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

As of June 30, 2026, we had $933.2 million of loans maturing during the next 12 months, including Regency's share of maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay off as they mature. We actively monitor the capital markets and maintain flexibility to access them opportunistically, while proactively managing our debt maturity profile to support a strong balance sheet. We currently expect to address these maturing obligations through a combination of cash flows from operations, refinancing at maturity, available liquidity under our Line, or proceeds from potential property sales.

Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next year, although, in the longer term, we can provide no assurances.

In addition to our $186.0 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	June 30, 2026
ATM program
Original offering amount	$500,000
Available capacity	$500,000
Line of credit
Total commitment amount	$1,500,000
Available capacity (1)	$1,457,940
Maturity (2)	March 23, 2028

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

We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the six months ended June 30, 2026 and 2025, we generated cash flows from operating activities of $434.0 million and $405.1 million, respectively, and paid $288.6 million and $263.8 million in dividends to our common and preferred stock and unit holders, in the same respective periods.

We currently have development and redevelopment projects in various stages of planning, design and construction, along with a pipeline of potential projects for future development or redevelopment. After funding the July 2026 dividends for our common and preferred stock and Operating Partnership units, we estimate that we will require capital during the next 12 months of approximately $1.4 billion related to leasing commissions, tenant improvements, in-process developments and redevelopments, capital contributions to our real estate partnerships, and repaying maturing debt. These capital requirements may be impacted by increased costs of construction caused by, without limitation, tariffs and inflation affecting materials, labor, and services from third-party contractors and suppliers. Additionally, current volatility in oil prices can further drive up transportation and operational costs, contributing to overall project expenses. We continue to implement mitigation strategies including, but not limited to, entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from permitting delays and labor and material shortages may extend the time to completion of these projects.

If we start new developments or redevelopments, commit to property acquisitions, repay debt with cash, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

We endeavor to maintain a high percentage of unencumbered assets which enables us to access the secured and unsecured debt markets cost effectively and to maintain borrowing capacity on the Line. As of June 30, 2026, 88.4% of our consolidated real estate assets were unencumbered.

Our Line and unsecured debt require that we remain in compliance with various customary financial covenants, which are described in the Consolidated Financial Statements included in our 2025 Form 10-K. We were in compliance with these covenants at June 30, 2026, and expect to remain in compliance.

Summary of Cash Flow Activity

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Six months ended June 30,
(in thousands)	2026	2025	Change
Net cash provided by operating activities	$434,030	405,079	28,951
Net cash used in investing activities	(219,157)	(372,693)	153,536
Net cash (used in) provided by financing activities	(143,920)	60,549	(204,469)
Net change in cash, cash equivalents, and restricted cash	$70,953	92,935	(21,982)
Total cash, cash equivalents, and restricted cash	$191,614	154,819	36,795

Net cash provided by operating activities:

Net cash provided by operating activities increased $29.0 million due to:

•
$28.6 million increase in cash from operations due to the timing of receipts and payments
•
$0.4 million increase in operating cash flow distributions from Investments in real estate partnerships.

Net cash used in investing activities:

Net cash used in investing activities changed by $153.5 million as follows:

	Six months ended June 30,
(in thousands)	2026	2025	Change
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $787 in 2025	$(32,766)	(83,261)	50,495
Real estate development and capital improvements	(212,003)	(204,657)	(7,346)
Proceeds from sale of real estate	13,882	7,165	6,717
Proceeds from property insurance casualty claims	3,301	—	3,301
Issuance of notes receivable	(1,500)	—	(1,500)
Collection of notes receivable	1,069	180	889
Investments in real estate partnerships	(35,142)	(6,217)	(28,925)
Return of capital from investments in real estate partnerships	40,914	—	40,914
Dividends on investment securities	1,646	1,081	565
Purchase of investment securities	(6,109)	(96,226)	90,117
Proceeds from sale of investment securities	7,551	9,242	(1,691)
Net cash used in investing activities	$(219,157)	(372,693)	153,536

Significant changes in investing activities include:

•
We paid $32.8 million in 2026 to purchase one operating property, one property for redevelopment and two operating outparcels. We paid $83.3 million in 2025 to purchase three operating properties and one operating outparcel.
•
During 2026, we invested $7.3 million more on real estate development and capital improvements than the comparable prior year period, as further detailed in a table below.
•
We sold one operating property and three land parcels in 2026 for net proceeds of $13.9 million compared to one operating property in 2025 for net proceeds of $7.2 million.
•
We received property insurance claim proceeds of $3.3 million in 2026.
•
Investments in real estate partnerships:
o
In 2026, we invested $35.1 million, including $21.8 million to fund our share of debt repayments, $7.5 million to fund our share of a property acquisition, and $5.3 million to fund our share of development and redevelopment activities.
o
In 2025, we invested $6.2 million, including $3.2 million to fund our share of a property acquisition, and $3.0 million to fund our share of development and redevelopment activities.
•
Return of capital from our unconsolidated investments in real estate partnerships includes sales or financing proceeds.
o
During 2026, we received $40.9 million from our share of proceeds from debt financing activities, a property disposition, and outparcel sales.
•
Purchase of investment securities and proceeds from sale of investment securities pertaining to investment activities held in our captive insurance company and our deferred compensation plan, as well as:
o
During 2025, we invested approximately $90 million in commercial time deposits with proceeds received from the May 2025 public offering of senior unsecured notes. These commercial time deposits were subsequently settled at maturity during the third and fourth quarters of 2025.

We plan to continue developing and redeveloping shopping centers for long-term investment. During the six months ended June 30, 2026, we deployed capital of $212.0 million for the development, redevelopment, and capital improvement of our real estate properties, comprised of the following:

	Six months ended June 30,
(in thousands)	2026	2025	Change
Capital expenditures:
Land acquisitions - Development	7,008	—	7,008
Acquisition of land & improvements - Redevelopment	17,754	—	17,754
Building and tenant improvements	56,312	48,676	7,636
Redevelopment costs	50,352	69,906	(19,554)
Development costs	63,231	71,820	(8,589)
Capitalized interest	4,988	3,614	1,374
Capitalized direct compensation	12,358	10,641	1,717
Real estate development and capital improvements	$212,003	204,657	7,346
•
We acquired one property for development and one property for redevelopment in 2026.
•
Building and tenant improvements increased $7.6 million in 2026, primarily related to the timing and volume of capital projects.
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

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					June 30, 2026
Property Name	Market	Ownership (1)	Start Date	Estimated Stabilization Year (2)	Estimated / Actual Net Development Costs (1) (3)	% of Costs Incurred	GLA (1)	Cost PSF of GLA (1) (3)

Developments In-Process
Sienna Grande Shops	Houston, TX	75%	Q2-2023	2027	9,391	92%	23	408
The Shops at SunVet	Long Island, NY	100%	Q2-2023	2027	96,197	92%	169	569
The Village at Seven Pines	Jacksonville, FL	100%	Q3-2025	2028	112,302	23%	239	470
Ellis Village Center - Phase 1	Bay Area, CA	100%	Q3-2025	2027	29,592	55%	49	604
Culver Commons	Los Angeles, CA	100%	Q4-2025	2028	15,852	20%	14	1,132
Lone Tree Village	Denver, CO	100%	Q4-2025	2028	30,658	51%	158	194
Oak Valley Village	Los Angeles, CA	75%	Q4-2025	2028	45,097	27%	173	261
The Berkeley at Durbin Park	Jacksonville, FL	100%	Q2-2026	2028	54,814	15%	106	517
Total Developments In-Process					$393,903	45%	931	423

Developments Completed
Oakley Shops at Laurel Fields	Bay Area, CA	100%	Q3-2024	2026	35,815	95%	78	458
Total Developments Completed					$35,815	95%	78	458
(1)
Estimated net development costs and GLA are reported based on Regency’s ownership interest in the real estate partnership at completion.
(2)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(3)
Includes leasing costs and is net of tenant reimbursements.

The following table summarizes our redevelopment projects in process and completed:

(in thousands)					June 30, 2026
Property Name	Market	Ownership (1)	Start Date	Estimated Stabilization Year (2)	Estimated Net Project Costs (1) (3)	% of Costs Incurred

Redevelopments In-Process
Bloom on Third	Los Angeles, CA	35%	Q4-2022	2027	$25,720	75%
Serramonte Center - Phase 3	San Francisco, CA	100%	Q2-2023	2026	42,535	58%
West Chester Plaza	Cincinnati, OH	100%	Q4-2024	2028	15,442	34%
Willows Shopping Center	Bay Area, CA	100%	Q4-2024	2027	16,807	69%
The Crossing Clarendon	Metro DC	100%	Q2-2025	2027	13,679	53%
East Meadow Plaza - Phase 2A	Long Island, NY	100%	Q3-2025	2027	15,969	70%
Crystal Brook Corner	Long Island, NY	100%	Q1-2026	2028	58,673	57%
Ryanwood Square	Palm Beach, FL	100%	Q2-2026	2027	12,093	3%
Various Redevelopments	Various	Various	Various	Various	84,916	53%
Total Redevelopments In-Process					$285,834	54%

Redevelopments Completed
East Meadow Plaza - Phase 1	Long Island, NY	100%	Q3-2024	2026	11,736	90%
Various Properties	Various	Various	Various	Various	14,999	97%
Total Redevelopments Completed					$26,735	94%
(1)
Estimated net development costs are reported based on Regency’s ownership interest in the real estate partnership at completion.
(2)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(3)
Includes leasing costs and is net of tenant reimbursements.

Net cash (used in) provided by financing activities:

Net cash flows used in financing activities increased by $204.5 million during 2026, as follows:

	Six months ended June 30,
(in thousands)	2026	2025	Change
Cash flows from financing activities:
Tax withholding on stock-based compensation	$(9,108)	(6,783)	(2,325)
Repurchase of exchangeable operating partnership units	—	(2,046)	2,046
Proceeds from sale of treasury stock	123	462	(339)
Contributions from noncontrolling interests	2,311	8,416	(6,105)
Distributions to and redemptions of noncontrolling interests	(7,411)	(6,130)	(1,281)
Distributions to exchangeable operating partnership unit holders	(5,796)	(1,546)	(4,250)
Dividends paid to common shareholders	(275,936)	(255,455)	(20,481)
Dividends paid to preferred shareholders	(6,826)	(6,826)	—
Repayment of fixed rate unsecured notes	(100,000)	—	(100,000)
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	447,192	397,116	50,076
Proceeds from unsecured credit facilities	285,000	395,000	(110,000)
Repayment of unsecured credit facilities	(375,000)	(430,000)	55,000
Proceeds from notes payable	—	10,000	(10,000)
Repayment of notes payable	(88,000)	(32,787)	(55,213)
Scheduled principal payments	(6,412)	(5,060)	(1,352)
Payment of financing costs	(4,057)	(3,812)	(245)
Net cash (used in) provided by financing activities	$(143,920)	60,549	(204,469)

Significant changes in financing activities during the six months ended June 30, 2026 and 2025, include the following:

•
The taxes withheld in conjunction with vesting of equity award plans to satisfy employee tax withholding requirements totaled $9.1 million and $6.8 million during 2026 and 2025, respectively.
•
During 2025, we paid $2.0 million for the redemption of exchangeable operating partnership units.
•
During 2026, we received $2.3 million in contributions from noncontrolling interests, representing the limited partners' respective shares of development funding. During 2025, we received $8.4 million in contributions from noncontrolling interests, representing the limited partners' share of development funding.

•
During 2026, we distributed $7.4 million to limited partners, including proceeds to partially redeem the non-controlling interest in two real estate partnerships. During 2025, we distributed $6.1 million to limited partners, including proceeds to partially redeem a non-controlling interest in one real estate partnership.
•
We paid $24.7 million more in dividends and exchangeable operating partnership unit distributions during the six months ended June 30, 2026, including $18.2 million attributable to the higher dividend rate per share and $6.5 million attributable to the increase in common shares and operating partnership units outstanding.
•
We had the following debt related activity during 2026:
o
We repaid $100.0 million in unsecured private placement debt,
o
We received $447.2 million in proceeds from issuing unsecured public debt,
o
We repaid a net $90.0 million on our Line,
o
We paid $94.4 million for debt repayments, including:
▪
$88.0 million for repaying one mortgage loan at maturity, and
▪
$6.4 million in principal mortgage payments
o
We paid $4.1 million in loan costs relating to the unsecured public debt offering.
•
We had the following debt related activity during 2025:
o
We received $397.1 million in proceeds from issuing unsecured public debt,
o
We repaid a net $35.0 million on our Line,
o
We received $10.0 million in proceeds from a mortgage refinancing,
o
We paid $37.8 million for debt repayments, including:
▪
$32.8 million for repaying two mortgage loans at maturity, and
▪
$5.1 million in principal mortgage payments.
o
We paid $3.8 million in loan costs relating to the unsecured public debt offering.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our real estate partnerships and our Pro-rata share:

	Combined		Regency's Share (1)
(in thousands, except number of real estate partnerships and number of properties)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Number of real estate partnerships	16	16
Regency's ownership	12% - 83%	12% - 83%
Number of properties	90	90
Assets	$2,710,838	2,667,271	$986,156	971,786
Liabilities	1,641,858	1,628,610	582,035	580,274
Equity	1,068,980	1,038,661	404,121	391,512
Basis difference			(41,311)	(41,656)
Investments in real estate partnerships			$362,810	349,856
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

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	June 30, 2026	December 31, 2025
GRI - Regency, LLC (GRIR)(1)	40%	$110,758	112,235
Columbia Regency Partners II, LLC (Columbia II)	20%	68,643	60,354
Columbia Village District, LLC	30%	6,061	6,295
Individual Investors
Ballard Blocks	50%	57,076	57,830
Bloom on Third	35%	47,878	46,860
Others	12% - 83%	72,394	66,282
Total Investment in real estate partnerships		$362,810	$349,856
(1)
Effective January 1, 2026, the Company purchased its partner's ownership interest in a property held within this unconsolidated real estate partnership. Upon acquisition, this property was consolidated into Regency's financial statements.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	June 30, 2026
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Pro-Rata Share
2026 (1)	$3,527	153,810	—	157,337	54,942
2027	7,303	32,800	—	40,103	13,417
2028	4,097	232,735	—	236,832	82,117
2029	2,855	104,434	—	107,289	37,157
2030	2,349	215,893	13,000	231,242	80,486
Beyond 5 Years	2,159	757,631	—	759,790	275,069
Net unamortized loan costs, debt premium / (discount)	—	(7,595)	—	(7,595)	(2,685)
Total	$22,290	1,489,708	13,000	1,524,998	540,503
(1)
Reflects scheduled principal payments and maturities for the remainder of the year.

At June 30, 2026, our investments in unconsolidated real estate partnerships had notes payable of $1.5 billion maturing through 2034, of which 94.9% had a weighted average fixed interest rate of 4.2%. The remaining notes payable float with SOFR and had a weighted average variable interest rate of 5.9%, based on rates as of June 30, 2026. These fixed and variable rate notes payable are all non-recourse, and our Pro-rata share was $540.5 million as of June 30, 2026. As notes payable mature, they will be repaid from proceeds from new borrowings and/or capital contributions.

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

Management fee income

In addition to earning our share of net income or loss in each of these real estate partnerships, we recognized fees as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Management, transaction, and other fees	$7,137	7,356	$13,989	13,995

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two significant components of interest rate risk:

•
Under the Line, we have a variable interest rate that, as of June 30, 2026, was based upon SOFR plus a 0.10% market adjustment ("Adjusted SOFR") plus an applicable margin of 0.685%. SOFR rates charged on our Line change daily, and the applicable margin on the Line is dependent upon maintaining specific credit ratings or leverage targets, as well as meeting specific sustainability target thresholds. If our credit ratings were downgraded or if we fail to meet the leverage targets or sustainability target thresholds, the applicable margin on the Line would increase, resulting in higher interest costs. As of June 30, 2026 the Adjusted SOFR plus the applicable margin of 0.685% was 4.405%.
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

We continuously monitor capital market conditions and assess our ability to refinance maturing debt and to fund our commitments. Based on our current credit ratings, the available capacity under our unsecured credit facility, and the number of unencumbered high quality properties we own that could serve as collateral, we believe we will be able to issue new secured or unsecured debt to finance maturing debt obligations; however, the extent to which capital market volatility and changes in interest rates may adversely affect the cost or availability of such financing remains uncertain.

The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of June 30, 2026. For variable rate mortgages for which we have interest rate swaps in place to fix the interest rate, they are included in the Fixed rate debt section below at their all-in fixed rate. The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of June 30, 2026, and are subject to change. We continually assess the market risk for our floating-rate debt. As of June 30, 2026, our $30.0 million outstanding balance under our variable-rate line of credit was effectively fixed through an interest rate swap. Accordingly, a hypothetical 100 basis point increase in interest rates would not have had a material impact on future earnings or cash flows as of June 30, 2026.

Further, the table below incorporates only those exposures that exist as of June 30, 2026, and does not consider exposures or positions that could arise after that date or obligations repaid before maturity. Since firm but unused commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

The table below presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding at each year-end, and fair value of total debt as of June 30, 2026.

(dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed rate debt (1)	$166,269	757,610	360,304	527,739	607,608	2,514,888	4,934,418	4,751,276
Average interest rate for all fixed rate debt (2)	4.24%	4.35%	4.34%	4.53%	4.74%	4.75%
Variable rate SOFR debt (1)	$—	—	30,000	—	—	—	30,000	30,000
Average interest rate for all variable rate debt (2)	4.41%	4.41%	4.41%

(1)
Reflects amount of debt maturities during each of the years presented as of June 30, 2026. 2026 reflects amount of debt maturities for the remainder of the year.
(2)
Reflects weighted average interest rates of debt outstanding at the end of each year presented. For variable rate debt, the rate as of June 30, 2026, was used to determine the average interest rate for all future periods.

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

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2026 which have materially affected, or are reasonably likely to materially affect, the Parent Company’s internal controls over financial reporting.

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

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2026 which have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended June 30, 2026.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended June 30, 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
April 1 through April 30, 2026	3,377	$76.26	—	$500,000
May 1 through May 31, 2026	2,007	$77.85	—	$500,000
June 1 through June 30, 2026	—	$—	—	$500,000
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

August 3, 2026	REGENCY CENTERS CORPORATION

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

August 3, 2026	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)