Form 10-Q
period 2026-09-30
REGENCY CENTERS CORP; REGENCY CENTERS LP
filed 2026-11-06
CIK 910606, 1066247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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
One Independent Drive, Suite 114 Jacksonville, Florida 32202 IRinfo@regencycenters.com
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

Regency Centers Corporation Yes ☐ No ☒ Regency Centers, L.P. Yes ☐ No ☒

The number of shares outstanding of Regency Centers Corporation's common stock was 183,125,078 as of November 3, 2026.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this "Report") combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2026, of Regency Centers Corporation and Regency Centers, L.P. Unless stated otherwise or the context otherwise requires, references to "Regency Centers Corporation" or the "Parent Company" mean Regency Centers Corporation and its controlled subsidiaries and references to "Regency Centers, L.P." or the "Operating Partnership" mean Regency Centers, L.P. and its controlled subsidiaries. The terms "the Company," "Regency Centers," "Regency," "we," "our," and "us" as used in this Report mean the Parent Company, the Operating Partnership and their controlled subsidiaries, collectively.

The Parent Company is a real estate investment trust ("REIT") and the general partner of the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has exclusive control of the Operating Partnership's day-to-day management. The Operating Partnership's capital includes general and limited common partnership units ("Common Units"). As of September 30, 2026, the Parent Company owned approximately 97.9% of the Common Units in the Operating Partnership. The remaining Common Units, which are all limited Common Units, are owned by third party investors. In addition to the Common Units, the Operating Partnership has also issued two series of preferred units: the 6.250% Series A Cumulative Redeemable Preferred Units (the "Series A Preferred Units") and the 5.875% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"). The Parent Company currently owns all of the Series A Preferred Units and Series B Preferred Units. The Series A Preferred Units and Series B Preferred Units are sometimes referred to collectively as the "Preferred Units."

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

The Company believes it is important to understand the key differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of Common and Preferred Units of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Parent Company has no direct indebtedness outstanding as of September 30, 2026, but guarantees all of the unsecured debt of the Operating Partnership. The Operating Partnership holds all the assets of the Company and ownership of the Company's subsidiaries and equity interests in its joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for Common Units or Preferred Units, the Operating Partnership generates all other capital required by the Company's business. These sources include the Operating Partnership's operations, its direct or indirect incurrence of indebtedness, and the issuance of Common Units and Preferred Units.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY CENTERS CORPORATION

Consolidated Balance Sheets

September 30, 2026 and December 31, 2025

(in thousands)

	2026	2025
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$14,810,914	14,561,924
Less: accumulated depreciation	3,519,458	3,267,728
Real estate assets, net	11,291,456	11,294,196
Investments in sales-type leases, net	16,909	16,727
Investments in real estate partnerships	362,997	349,856
Net real estate investments	11,671,362	11,660,779
Cash, cash equivalents, and restricted cash, including $3,328 and $16,004 of restricted cash at September 30, 2026 and December 31, 2025, respectively	138,257	120,661
Tenant and other receivables, net	308,216	273,862
Deferred leasing costs, less accumulated amortization of $145,832 and $138,391 at September 30, 2026 and December 31, 2025, respectively	105,098	97,253
Acquired lease intangible assets, less accumulated amortization of $449,904 and $421,433 at September 30, 2026 and December 31, 2025, respectively	224,038	254,201
Right of use assets, net	309,886	315,804
Other assets	296,357	278,723
Total assets	$13,053,214	13,001,283
Liabilities and Equity
Liabilities:
Notes payable, net	$4,772,056	4,619,301
Unsecured credit facility	115,000	120,000
Accounts payable and other liabilities	400,682	391,847
Acquired lease intangible liabilities, less accumulated amortization of $263,422 and $243,040 at September 30, 2026 and December 31, 2025, respectively	338,945	356,454
Lease liabilities	239,316	242,368
Tenants' security, escrow deposits and prepaid rent	91,511	89,707
Total liabilities	5,957,510	5,819,677
Commitments and contingencies	—	—
Equity:
Shareholders' equity:
Preferred stock $0.01 par value per share, 30,000,000 shares authorized; 9,000,000 shares issued and outstanding, in the aggregate, in Series A and Series B at September 30, 2026 and December 31, 2025	225,000	225,000
Common stock $0.01 par value per share, 220,000,000 shares authorized; 183,121,884 and 182,902,234 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,831	1,829
Treasury stock at cost, 416,152 and 494,307 shares held at September 30, 2026 and December 31, 2025, respectively	(33,451)	(31,075)
Additional paid-in-capital	8,716,398	8,704,138
Accumulated other comprehensive income (loss)	4,319	(4,220)
Distributions in excess of net income	(2,090,895)	(1,988,782)
Total shareholders' equity	6,823,202	6,906,890
Noncontrolling interests:
Exchangeable operating partnership units, aggregate redemption value of $275,889 and $264,950 at September 30, 2026 and December 31, 2025, respectively	143,022	144,940
Limited partners' interests in consolidated partnerships	129,480	129,776
Total noncontrolling interests	272,502	274,716
Total equity	7,095,704	7,181,606
Total liabilities and equity	$13,053,214	13,001,283

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Operations

For the periods ended September 30, 2026, and 2025

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Lease income	$408,671	377,761	$1,214,082	1,117,945
Other property income	3,247	3,089	9,674	10,609
Management, transaction, and other fees	7,140	6,720	21,265	20,776
Total revenues	419,058	387,570	1,245,021	1,149,330
Operating expenses:
Depreciation and amortization	107,708	102,799	322,933	299,108
Property operating expense	69,802	65,471	214,048	194,689
Real estate taxes	52,099	47,080	153,494	140,940
General and administrative	25,173	27,060	78,346	74,140
Other operating expenses	2,126	1,770	5,164	5,402
Total operating expenses	256,908	244,180	773,985	714,279
Other expense, net:
Interest expense, net	53,485	51,323	159,252	149,608
Provision for impairment of real estate	65,135	3,374	65,135	4,636
Gain on sale of real estate, net of tax	(23,814)	(6,198)	(31,276)	(6,005)
Net investment income	(609)	(2,602)	(4,025)	(2,629)
Total other expense, net	94,197	45,897	189,086	145,610
Income before equity in income of investments in real estate partnerships	67,953	97,493	281,950	289,441
Equity in income of investments in real estate partnerships	13,961	15,124	52,501	43,378
Net income	81,914	112,617	334,451	332,819
Noncontrolling interests:
Exchangeable operating partnership units	(1,577)	(1,664)	(6,554)	(2,892)
Limited partners' interests in consolidated partnerships	(1,799)	(1,580)	(5,046)	(4,946)
Net income attributable to noncontrolling interests	(3,376)	(3,244)	(11,600)	(7,838)
Net income attributable to the Company	78,538	109,373	322,851	324,981
Preferred stock dividends	(3,413)	(3,413)	(10,239)	(10,239)
Net income attributable to common shareholders	$75,125	105,960	$312,612	314,742

Net income attributable to common shareholders:
Per common share - basic	$0.41	0.58	$1.71	1.73
Per common share - diluted	$0.41	0.58	$1.70	1.73

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Comprehensive Income

For the periods ended September 30, 2026, and 2025

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$81,914	112,617	$334,451	332,819
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	5,759	369	10,494	(3,574)
Reclassification adjustment of derivative instruments included in net income	(346)	(1,063)	(1,188)	(3,823)
Unrealized (loss) gain on available-for-sale debt securities	(355)	109	(410)	397
Other comprehensive income (loss)	5,058	(585)	8,896	(7,000)
Comprehensive income	86,972	112,032	343,347	325,819
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	3,376	3,244	11,600	7,838
Other comprehensive income (loss) attributable to noncontrolling interests	165	(74)	357	(475)
Comprehensive income attributable to noncontrolling interests	3,541	3,170	11,957	7,363
Comprehensive income attributable to the Company	$83,431	108,862	$331,390	318,456

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the three months ended September 30, 2026 and 2025

(in thousands)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at June 30, 2025	$225,000	1,816	(30,210)	8,512,308	(3,788)	(2,027,254)	6,677,872	38,359	140,709	179,068	6,856,940
Net income	—	—	—	—	—	109,373	109,373	1,664	1,580	3,244	112,617
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	447	—	447	7	24	31	478
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(958)	—	(958)	(22)	(83)	(105)	(1,063)
Adjustment for noncontrolling interests	—	—	—	87,209	—	—	87,209	(99,018)	11,809	(87,209)	—
Deferred compensation plan, net	—	—	(431)	431	—	—	—	—	—	—	—
Amortization of equity awards	—	—	—	5,433	—	—	5,433	—	—	—	5,433
Common stock issued under dividend reinvestment plan	—	—	—	177	—	—	177	—	—	—	177
Common stock issued for exchangeable operating partnership units	—	—	—	200	—	—	200	(200)	—	(200)	—
Common stock issued, net of issuance costs	—	6	—	49,156	—	—	49,162	—	—	—	49,162
Contributions from partners	—	—	—	—	—	—	—	199,663	2,283	201,946	201,946
Distributions to partners	—	—	—	—	—	—	—	—	(31,045)	(31,045)	(31,045)
Dividends declared:
Preferred stock	—	—	—	—	—	(3,413)	(3,413)	—	—	—	(3,413)
Common stock/unit	—	—	—	—	—	(128,468)	(128,468)	(2,708)	—	(2,708)	(131,176)
Balance at September 30, 2025	$225,000	1,822	(30,641)	8,654,914	(4,299)	(2,049,762)	6,797,034	137,745	125,277	263,022	7,060,056

Balance at June 30, 2026	$225,000	1,831	(33,085)	8,709,547	(574)	(2,027,768)	6,874,951	144,222	128,015	272,237	7,147,188
Net income	—	—	—	—	—	78,538	78,538	1,577	1,799	3,376	81,914
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	5,201	—	5,201	116	87	203	5,404
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(308)	—	(308)	4	(42)	(38)	(346)
Deferred compensation plan, net	—	—	(366)	366	—	—	—	—	—	—	—
Amortization of equity awards	—	—	—	6,305	—	—	6,305	—	—	—	6,305
Tax withholding on stock-based compensation	—	—	—	(5)	—	—	(5)	—	—	—	(5)
Common stock issued under dividend reinvestment plan	—	—	—	185	—	—	185	—	—	—	185
Contributions from partners	—	—	—	—	—	—	—	—	2,829	2,829	2,829
Distributions to partners	—	—	—	—	—	—	—	—	(3,208)	(3,208)	(3,208)
Dividends declared:
Preferred stock	—	—	—	—	—	(3,413)	(3,413)	—	—	—	(3,413)
Common stock/unit	—	—	—	—	—	(138,252)	(138,252)	(2,897)	—	(2,897)	(141,149)
Balance at September 30, 2026	$225,000	1,831	(33,451)	8,716,398	4,319	(2,090,895)	6,823,202	143,022	129,480	272,502	7,095,704

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Equity

For the nine months ended September 30, 2026 and 2025

(in thousands)

(unaudited)

								Noncontrolling Interests
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total Shareholders' Equity	Exchangeable Operating Partnership Units	Limited Partners' Interest in Consolidated Partnerships	Total Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$225,000	1,814	(28,045)	8,503,227	2,226	(1,980,076)	6,724,146	40,744	135,417	176,161	6,900,307
Net income	—	—	—	—	—	324,981	324,981	2,892	4,946	7,838	332,819
Other comprehensive loss
Other comprehensive loss before reclassification	—	—	—	—	(2,988)	—	(2,988)	(20)	(169)	(189)	(3,177)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	(3,537)	—	(3,537)	(36)	(250)	(286)	(3,823)
Adjustment for noncontrolling interests	—	—	—	89,419	—	—	89,419	(101,228)	11,809	(89,419)	—
Deferred compensation plan, net	—	—	(2,596)	2,596	—	—	—	—	—	—	—
Amortization of equity awards	—	2	—	16,549	—	—	16,551	—	—	—	16,551
Tax withholding on stock-based compensation	—	—	—	(6,783)	—	—	(6,783)	—	—	—	(6,783)
Repurchase of exchangeable operating partnership units	—	—	—	—	—	—	—	(2,046)	—	(2,046)	(2,046)
Common stock issued under dividend reinvestment plan	—	—	—	550	—	—	550	—	—	—	550
Common stock issued for exchangeable operating partnership units	—	—	—	200	—	—	200	(200)	—	(200)	—
Common stock issued, net of issuance costs	—	6	—	49,156	—	—	49,162	—	—	—	49,162
Contributions from partners	—	—	—	—	—	—	—	201,873	10,699	212,572	212,572
Distributions to partners	—	—	—	—	—	—	—	—	(37,175)	(37,175)	(37,175)
Dividends declared:
Preferred stock	—	—	—	—	—	(10,239)	(10,239)	—	—	—	(10,239)
Common stock/unit	—	—	—	—	—	(384,428)	(384,428)	(4,234)	—	(4,234)	(388,662)
Balance at September 30, 2025	$225,000	1,822	(30,641)	8,654,914	(4,299)	(2,049,762)	6,797,034	137,745	125,277	263,022	7,060,056

Balance at December 31, 2025	$225,000	1,829	(31,075)	8,704,138	(4,220)	(1,988,782)	6,906,890	144,940	129,776	274,716	7,181,606
Net income	—	—	—	—	—	322,851	322,851	6,554	5,046	11,600	334,451
Other comprehensive income
Other comprehensive income before reclassification	—	—	—	—	9,607	—	9,607	210	267	477	10,084
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	(1,068)	—	(1,068)	10	(130)	(120)	(1,188)
Deferred compensation plan, net	—	—	(2,376)	2,324	—	—	(52)	—	—	—	(52)
Amortization of equity awards	—	2	—	18,489	—	—	18,491	—	—	—	18,491
Tax withholding on stock-based compensation	—	—	—	(9,113)	—	—	(9,113)	—	—	—	(9,113)
Common stock issued under dividend reinvestment plan	—	—	—	560	—	—	560	—	—	—	560
Contributions from partners	—	—	—	—	—	—	—	—	5,140	5,140	5,140
Distributions to partners	—	—	—	—	—	—	—	—	(10,619)	(10,619)	(10,619)
Dividends declared:
Preferred stock	—	—	—	—	—	(10,239)	(10,239)	—	—	—	(10,239)
Common stock/unit	—	—	—	—	—	(414,725)	(414,725)	(8,692)	—	(8,692)	(423,417)
Balance at September 30, 2026	$225,000	1,831	(33,451)	8,716,398	4,319	(2,090,895)	6,823,202	143,022	129,480	272,502	7,095,704

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION

Consolidated Statements of Cash Flows

For the periods ended September 30, 2026, and 2025

(in thousands)

(unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$334,451	332,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322,933	299,108
Amortization of deferred financing costs and debt premiums	11,876	10,962
Amortization of above and below market lease intangibles, net	(15,000)	(16,662)
Stock-based compensation, net of capitalization	16,190	14,817
Equity in income of investments in real estate partnerships	(52,501)	(43,378)
Gain on sale of real estate, net of tax	(31,276)	(6,005)
Provision for impairment of real estate	65,135	4,636
Distribution of earnings from investments in real estate partnerships	51,495	47,699
Deferred compensation expense	3,285	1,960
Realized and unrealized gain on investments	(3,173)	(2,681)
Changes in assets and liabilities:
Tenant and other receivables	(30,111)	(2,196)
Deferred leasing costs	(13,662)	(13,776)
Other assets	(18,548)	(13,242)
Accounts payable and other liabilities	11,685	11,983
Tenants' security, escrow deposits and prepaid rent	1,417	(2,300)
Net cash provided by operating activities	654,196	623,744
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $4,273 in 2025	(58,385)	(103,502)
Real estate development and capital improvements	(317,730)	(307,282)
Proceeds from sale of real estate	39,957	51,084
Proceeds from property insurance casualty claims	3,383	—
Issuance of notes receivable	(1,500)	(176)
Collection of notes receivable	1,310	479
Investments in real estate partnerships	(38,979)	(12,399)
Return of capital from investments in real estate partnerships	43,930	12,162
Dividends on investment securities	1,841	1,232
Purchase of investment securities	(12,633)	(99,770)
Proceeds from sale of investment securities	9,418	53,461
Net cash used in investing activities	(329,388)	(404,711)

	Nine months ended September 30,
	2026	2025
Cash flows from financing activities:
Net proceeds from common stock issuance	—	49,162
Tax withholding on stock-based compensation	(9,113)	(6,783)
Redemption of exchangeable operating partnership units	—	(2,046)
Proceeds from sale of treasury stock	123	462
Contributions from noncontrolling interests	5,140	10,699
Distributions to and redemptions of noncontrolling interests	(10,619)	(37,175)
Distributions to exchangeable operating partnership unit holders	(8,692)	(2,299)
Dividends paid to common shareholders	(414,001)	(383,267)
Dividends paid to preferred shareholders	(10,239)	(10,239)
Repayment of fixed rate unsecured private placement notes	(200,000)	—
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	447,192	397,116
Proceeds from unsecured credit facility	520,000	510,000
Repayment of unsecured credit facility	(525,000)	(545,000)
Proceeds from notes payable	—	10,000
Repayment of notes payable	(88,000)	(54,130)
Scheduled principal payments	(9,658)	(7,983)
Payment of financing costs	(4,345)	(3,839)
Net cash used in financing activities	(307,212)	(75,322)
Net increase in cash and cash equivalents and restricted cash	17,596	143,711
Cash and cash equivalents and restricted cash at beginning of the period	120,661	61,884
Cash and cash equivalents and restricted cash at end of the period	$138,257	205,595

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $7,587 and $7,302 in 2026 and 2025, respectively)	$185,583	154,783
Supplemental disclosure of non-cash transactions:
Common and Preferred stock, and exchangeable operating partnership dividends declared but not paid	$143,426	133,451
Acquisition of operating real estate:
Acquired lease intangible assets	$5,822	55,081
Notes payable assumed in acquisition, at fair value	$—	166,480
Intangible liabilities, Accounts payable and other liabilities	$4,365	23,198
Acquisition of previously unconsolidated real estate investments:
Acquired lease intangible assets	$1,329	10,356
Notes payable assumed in acquisition, at fair value	$—	28,527
Intangible liabilities, Accounts payable and other liabilities	$1,258	6,216
Acquisition of real estate assets	$—	24,747
Exchangeable operating partnership units issued for acquisition of real estate	$—	199,662
Change in accrued capital expenditures	$9,741	16,032
Contributions to investments in real estate partnerships	$14,597	783

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Balance Sheets

September 30, 2026 and December 31, 2025

(in thousands)

	2026	2025
Assets	(unaudited)
Net real estate investments:
Real estate assets, at cost	$14,810,914	14,561,924
Less: accumulated depreciation	3,519,458	3,267,728
Real estate assets, net	11,291,456	11,294,196
Investments in sales-type leases, net	16,909	16,727
Investments in real estate partnerships	362,997	349,856
Net real estate investments	11,671,362	11,660,779
Cash, cash equivalents, and restricted cash, including $3,328 and $16,004 of restricted cash at September 30, 2026 and December 31, 2025, respectively	138,257	120,661
Tenant and other receivables, net	308,216	273,862
Deferred leasing costs, less accumulated amortization of $145,832 and $138,391 at September 30, 2026 and December 31, 2025, respectively	105,098	97,253
Acquired lease intangible assets, less accumulated amortization of $449,904 and $421,433 at September 30, 2026 and December 31, 2025, respectively	224,038	254,201
Right of use assets, net	309,886	315,804
Other assets	296,357	278,723
Total assets	$13,053,214	13,001,283
Liabilities and Capital
Liabilities:
Notes payable, net	$4,772,056	4,619,301
Unsecured credit facility	115,000	120,000
Accounts payable and other liabilities	400,682	391,847
Acquired lease intangible liabilities, less accumulated amortization of $263,422 and $243,040 at September 30, 2026 and December 31, 2025, respectively	338,945	356,454
Lease liabilities	239,316	242,368
Tenants' security, escrow deposits and prepaid rent	91,511	89,707
Total liabilities	5,957,510	5,819,677
Commitments and contingencies	—	—
Capital:
Partners' capital:
Preferred units $0.01 par value per unit, 30,000,000 units authorized; 9,000,000 units issued and outstanding, in the aggregate, in Series A and Series B at September 30, 2026 and December 31, 2025	225,000	225,000
General partner's common units, 183,121,884 and 182,902,234 units issued and outstanding at September 30, 2026 and December 31, 2025, respectively	6,593,883	6,686,110
Limited partners' common units, 3,838,188 and 3,838,188 units issued and outstanding at September 30, 2026 and December 31, 2025 respectively	143,022	144,940
Accumulated other comprehensive income (loss)	4,319	(4,220)
Total partners' capital	6,966,224	7,051,830
Noncontrolling interest: Limited partners' interests in consolidated partnerships	129,480	129,776
Total capital	7,095,704	7,181,606
Total liabilities and capital	$13,053,214	13,001,283

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Operations

For the periods ended September 30, 2026, and 2025

(in thousands, except per unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Lease income	$408,671	377,761	$1,214,082	1,117,945
Other property income	3,247	3,089	9,674	10,609
Management, transaction, and other fees	7,140	6,720	21,265	20,776
Total revenues	419,058	387,570	1,245,021	1,149,330
Operating expenses:
Depreciation and amortization	107,708	102,799	322,933	299,108
Property operating expense	69,802	65,471	214,048	194,689
Real estate taxes	52,099	47,080	153,494	140,940
General and administrative	25,173	27,060	78,346	74,140
Other operating expenses	2,126	1,770	5,164	5,402
Total operating expenses	256,908	244,180	773,985	714,279
Other expense, net:
Interest expense, net	53,485	51,323	159,252	149,608
Provision for impairment of real estate	65,135	3,374	65,135	4,636
Gain on sale of real estate, net of tax	(23,814)	(6,198)	(31,276)	(6,005)
Net investment income	(609)	(2,602)	(4,025)	(2,629)
Total other expense, net	94,197	45,897	189,086	145,610
Income before equity in income of investments in real estate partnerships	67,953	97,493	281,950	289,441
Equity in income of investments in real estate partnerships	13,961	15,124	52,501	43,378
Net income	81,914	112,617	334,451	332,819
Limited partners' interests in consolidated partnerships	(1,799)	(1,580)	(5,046)	(4,946)
Net income attributable to the Partnership	80,115	111,037	329,405	327,873
Preferred unit distributions	(3,413)	(3,413)	(10,239)	(10,239)
Net income attributable to common unit holders	$76,702	107,624	$319,166	317,634

Net income attributable to common unit holders:
Per common unit - basic	$0.41	0.58	$1.71	1.73
Per common unit - diluted	$0.41	0.58	$1.70	1.73

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Comprehensive Income

For the periods ended September 30, 2026, and 2025

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$81,914	112,617	$334,451	332,819
Other comprehensive income (loss):
Effective portion of change in fair value of derivative instruments:
Effective portion of change in fair value of derivative instruments	5,759	369	10,494	(3,574)
Reclassification adjustment of derivative instruments included in net income	(346)	(1,063)	(1,188)	(3,823)
Unrealized (loss) gain on available-for-sale debt securities	(355)	109	(410)	397
Other comprehensive income (loss)	5,058	(585)	8,896	(7,000)
Comprehensive income	86,972	112,032	343,347	325,819
Less: comprehensive income attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	1,799	1,580	5,046	4,946
Other comprehensive income (loss) attributable to noncontrolling interests	45	(59)	137	(419)
Comprehensive income attributable to noncontrolling interests	1,844	1,521	5,183	4,527
Comprehensive income attributable to the Partnership	$85,128	110,511	$338,164	321,292

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the three months ended September 30, 2026 and 2025

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Noncontrolling Interests in Limited Partners’ Interest in Consolidated Partnerships	Total Capital
Balance at June 30, 2025	$6,681,660	38,359	(3,788)	6,716,231	140,709	6,856,940
Net income	109,373	1,664	—	111,037	1,580	112,617
Other comprehensive income
Other comprehensive income before reclassification	—	7	447	454	24	478
Amounts reclassified from accumulated other comprehensive income	—	(22)	(958)	(980)	(83)	(1,063)
Adjustment for noncontrolling interests in the Operating Partnership	87,209	(99,018)	—	(11,809)	11,809	—
Contributions from partners	—	199,663	—	199,663	2,283	201,946
Distributions to partners	(128,468)	(2,708)	—	(131,176)	(31,045)	(162,221)
Preferred unit distributions	(3,413)	—	—	(3,413)	—	(3,413)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	5,433	—	—	5,433	—	5,433
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	49,162	—	—	49,162	—	49,162
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	177	—	—	177	—	177
Exchangeable operating partnership units exchanged for common stock of Parent Company	200	(200)	—	—	—	—
Balance at September 30, 2025	$6,801,333	137,745	(4,299)	6,934,779	125,277	7,060,056

Balance at June 30, 2026	$6,875,525	144,222	(574)	7,019,173	128,015	7,147,188
Net income	78,538	1,577	—	80,115	1,799	81,914
Other comprehensive income
Other comprehensive income before reclassification	—	116	5,201	5,317	87	5,404
Amounts reclassified from accumulated other comprehensive income	—	4	(308)	(304)	(42)	(346)
Contributions from partners	—	—	—	—	2,829	2,829
Distributions to partners	(138,252)	(2,897)	—	(141,149)	(3,208)	(144,357)
Preferred unit distributions	(3,413)	—	—	(3,413)	—	(3,413)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	6,305	—	—	6,305	—	6,305
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	180	—	—	180	—	180
Balance at September 30, 2026	$6,818,883	143,022	4,319	6,966,224	129,480	7,095,704

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Capital

For the nine months ended September 30, 2026 and 2025

(in thousands)

(unaudited)

	General Partner Preferred and Common Units	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital	Noncontrolling Interests in Limited Partners' Interest in Consolidated Partnerships	Total Capital
Balance at December 31, 2024	$6,721,920	40,744	2,226	6,764,890	135,417	6,900,307
Net income	324,981	2,892	—	327,873	4,946	332,819
Other comprehensive loss
Other comprehensive loss before reclassification	—	(20)	(2,988)	(3,008)	(169)	(3,177)
Amounts reclassified from accumulated other comprehensive loss	—	(36)	(3,537)	(3,573)	(250)	(3,823)
Adjustment for noncontrolling interests in the Operating Partnership	89,419	(101,228)	—	(11,809)	11,809	—
Contributions from partners	—	201,873	—	201,873	10,699	212,572
Distributions to partners	(384,428)	(4,234)	—	(388,662)	(37,175)	(425,837)
Preferred unit distributions	(10,239)	—	—	(10,239)	—	(10,239)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	16,551	—	—	16,551	—	16,551
Repurchase of exchangeable operating partnership units	—	(2,046)	—	(2,046)	—	(2,046)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	49,162	—	—	49,162	—	49,162
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(6,233)	—	—	(6,233)	—	(6,233)
Exchangeable operating partnership units exchanged for common stock of Parent Company	200	(200)	—	—	—	—
Balance at September 30, 2025	$6,801,333	137,745	(4,299)	6,934,779	125,277	7,060,056

Balance at December 31, 2025	$6,911,110	144,940	(4,220)	7,051,830	129,776	7,181,606
Net income	322,851	6,554	—	329,405	5,046	334,451
Other comprehensive income
Other comprehensive income before reclassification	—	210	9,607	9,817	267	10,084
Amounts reclassified from accumulated other comprehensive income	—	10	(1,068)	(1,058)	(130)	(1,188)
Deferred compensation plan, net	(52)	—	—	(52)	—	(52)
Contributions from partners	—	—	—	—	5,140	5,140
Distributions to partners	(414,725)	(8,692)	—	(423,417)	(10,619)	(434,036)
Preferred unit distributions	(10,239)	—	—	(10,239)	—	(10,239)
Restricted units issued as a result of restricted stock issued by Parent Company, net of amortization	18,491	—	—	18,491	—	18,491
Common units repurchased as a result of common stock repurchased by Parent Company, net of issuances	(8,553)	—	—	(8,553)	—	(8,553)
Balance at September 30, 2026	$6,818,883	143,022	4,319	6,966,224	129,480	7,095,704

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS, L.P.

Consolidated Statements of Cash Flows

For the periods ended September 30, 2026, and 2025

(in thousands)

(unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$334,451	332,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322,933	299,108
Amortization of deferred financing costs and debt premiums	11,876	10,962
Amortization of above and below market lease intangibles, net	(15,000)	(16,662)
Stock-based compensation, net of capitalization	16,190	14,817
Equity in income of investments in real estate partnerships	(52,501)	(43,378)
Gain on sale of real estate, net of tax	(31,276)	(6,005)
Provision for impairment of real estate	65,135	4,636
Distribution of earnings from investments in real estate partnerships	51,495	47,699
Deferred compensation expense	3,285	1,960
Realized and unrealized gain on investments	(3,173)	(2,681)
Changes in assets and liabilities:
Tenant and other receivables	(30,111)	(2,196)
Deferred leasing costs	(13,662)	(13,776)
Other assets	(18,548)	(13,242)
Accounts payable and other liabilities	11,685	11,983
Tenants' security, escrow deposits and prepaid rent	1,417	(2,300)
Net cash provided by operating activities	654,196	623,744
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $4,273 in 2025	(58,385)	(103,502)
Real estate development and capital improvements	(317,730)	(307,282)
Proceeds from sale of real estate	39,957	51,084
Proceeds from property insurance casualty claims	3,383	—
Issuance of notes receivable	(1,500)	(176)
Collection of notes receivable	1,310	479
Investments in real estate partnerships	(38,979)	(12,399)
Return of capital from investments in real estate partnerships	43,930	12,162
Dividends on investment securities	1,841	1,232
Purchase of investment securities	(12,633)	(99,770)
Proceeds from sale of investment securities	9,418	53,461
Net cash used in investing activities	(329,388)	(404,711)

	Nine months ended September 30,
	2026	2025
Cash flows from financing activities:
Net proceeds from common stock issuance	—	49,162
Tax withholding on stock-based compensation	(9,113)	(6,783)
Redemption of exchangeable operating partnership units	—	(2,046)
Proceeds from sale of treasury stock	123	462
Contributions from noncontrolling interests	5,140	10,699
Distributions to and redemptions of noncontrolling interests	(10,619)	(37,175)
Distributions to partners	(422,693)	(385,566)
Distributions paid to preferred unit holders	(10,239)	(10,239)
Repayment of fixed rate unsecured private placement notes	(200,000)	—
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	447,192	397,116
Proceeds from unsecured credit facility	520,000	510,000
Repayment of unsecured credit facility	(525,000)	(545,000)
Proceeds from notes payable	—	10,000
Repayment of notes payable	(88,000)	(54,130)
Scheduled principal payments	(9,658)	(7,983)
Payment of financing costs	(4,345)	(3,839)
Net cash used in financing activities	(307,212)	(75,322)
Net increase in cash and cash equivalents and restricted cash	17,596	143,711
Cash and cash equivalents and restricted cash at beginning of the period	120,661	61,884
Cash and cash equivalents and restricted cash at end of the period	$138,257	205,595

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $7,587 and $7,302 in 2026 and 2025, respectively)	$185,583	154,783
Supplemental disclosure of non-cash transactions:
Common and Preferred units, and exchangeable operating partnership units distributions declared but not paid	$143,426	133,451
Acquisition of operating real estate:
Acquired lease intangible assets	$5,822	55,081
Notes payable assumed in acquisition, at fair value	$—	166,480
Intangible liabilities, Accounts payable and other liabilities	$4,365	23,198
Acquisition of previously unconsolidated real estate investments:
Acquired lease intangible assets	$1,329	10,356
Notes payable assumed in acquisition, at fair value	$—	28,527
Intangible liabilities, Accounts payable and other liabilities	$1,258	6,216
Acquisition of real estate assets	$—	24,747
Exchangeable operating partnership units issued for acquisition of real estate	$—	199,662
Change in accrued capital expenditures	$9,741	16,032
Contributions to investments in real estate partnerships	$14,597	783

The accompanying notes are an integral part of the consolidated financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2026

1.	Organization and Significant Accounting Policies

General

Regency Centers Corporation (the "Parent Company") began its operations as a REIT in 1993 and is the general partner of Regency Centers, L.P. (the "Operating Partnership"). The Parent Company primarily engages in the ownership, management, leasing, acquisition, development, and redevelopment of shopping centers through the Operating Partnership and has no other assets or liabilities other than through its investment in the Operating Partnership. The Parent Company guarantees all of the unsecured debt of the Operating Partnership. As of September 30, 2026, the Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (the "Company" or "Regency") owned 395 properties and held partial interests in an additional 91 properties through unconsolidated Investments in real estate partnerships (also referred to as "joint ventures" or "investment partnerships").

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

The success of the Company's tenants in operating their businesses and their corresponding ability to pay rent may be influenced by macroeconomic conditions, including inflation, elevated interest rates, volatility in energy prices, and changes in consumer confidence and spending. Additionally, geopolitical challenges, including the war involving Russia and Ukraine and conflicts in the Middle East, could adversely impact the U.S. economy and the operating and financial success of the Company's tenants.

Changes in government policies, including trade and tariff policies, tax and immigration policies, federal government spending, and economic sanctions, as well as monetary policy decisions by the Federal Reserve, could also impact economic conditions. These factors, individually or collectively, could result in higher operating costs for tenants, reduced consumer confidence and spending, slower economic growth, and potentially a recession, thereby adversely impacting tenants' ability to pay rent and future demand for space in shopping centers, which could adversely impact occupancy rates and rents. The potential impact of these macroeconomic, geopolitical, and policy-related factors on the Company's financial condition, results of operations, and cash flows continues to depend on the extent and duration of these risks and uncertainties. See Item 1A of Part I of the Company's Annual Report on Form 10-K, as supplemented by the discussion in Item 1A of Part II of this Quarterly Report on Form 10-Q, for a more detailed discussion of the Risk Factors potentially impacting the Company's business and results of operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2026

Investment Risk Concentrations

As of September 30, 2026, no single tenant comprised 10% or more of our aggregate annualized base rent ("ABR"). As of September 30, 2026, the Company had three geographic concentrations that individually accounted for at least 10% of its aggregate ABR. Real estate properties located in California, Florida and the New York-Newark-Jersey City core-based statistical area accounted for 24.7%, 19.9% and 13.0% of ABR, respectively. As a result, this geographic concentration of our portfolio makes it potentially more susceptible to adverse weather, natural disasters or economic events that may impact these locations. None of Regency's shopping centers are located outside the United States.

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

Ownership of the Operating Partnership

The Operating Partnership's capital includes Common Units and Preferred Units. As of September 30, 2026, the Parent Company owned approximately 97.9% of the outstanding Common Units, with the remaining limited partners' Common Units held by third parties ("Exchangeable operating partnership units" or "EOP units"). The Parent Company currently owns all of the Preferred Units.

Real Estate Partnerships

As of September 30, 2026, the Company held partial ownership interests in 108 properties through various real estate partnerships, of which 17 are consolidated partnerships. These partnerships were formed for the purpose of owning and operating real estate properties. The Company's partners in these arrangements include institutional investors, real estate developers or operators, and passive investors (collectively, the "Partners" or "Limited Partners"). The Company’s involvement in these partnerships is through its ownership of its equity interests and its role in property-level management.

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

September 30, 2026

The carrying amounts of VIEs' assets and liabilities included in the Company's consolidated financial statements, exclusive of the Operating Partnership, are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Assets
Real estate assets, net	$268,299	332,759
Cash, cash equivalents and restricted cash	24,961	21,890
Tenant and other receivables, net	6,145	7,614
Deferred costs, net	4,263	6,715
Acquired lease intangible assets, net	3,594	4,328
Right of use assets, net	—	17,656
Other assets	1,488	775
Total Assets	$308,750	391,737
Liabilities
Notes payable	$23,533	23,771
Accounts payable and other liabilities	12,507	12,758
Acquired lease intangible liabilities, net	9,852	10,119
Tenants' security, escrow deposits and prepaid rent	908	960
Lease liabilities	—	19,559
Total Liabilities	$46,800	67,167

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

Revenues, and Tenant and other Receivables

Income within Management, transaction, and other fees is primarily derived from contracts with the Company's investments in real estate partnerships. The primary components of these revenue streams, the timing of satisfying the performance obligations, and amounts are as follows:

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	Timing of satisfaction of performance obligations	2026	2025	2026	2025
Management, transaction, and other fees:
Property management services	Over time	$3,920	3,935	$12,063	12,196
Asset management services	Over time	1,893	1,777	5,428	5,240
Leasing services	Point in time	1,071	902	2,954	2,777
Other transaction fees	Point in time	256	106	820	563
Total management, transaction, and other fees		$7,140	6,720	$21,265	20,776

The accounts receivable for total management, transactions, and other fees, which are included within Tenant and other receivables, net in the accompanying Consolidated Balance Sheets, are $17.4 million and $17.8 million, as of September 30, 2026 and December 31, 2025, respectively.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2026

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

	January 1, 2028; Early adoption is permitted.	The Company is currently evaluating the impact of this ASU, but the adoption will not have a material effect on the Company’s financial position or results of operations.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2026

2.	Real Estate Investments

The following tables detail the properties acquired for the periods set forth below:

(in thousands)		Nine months ended September 30, 2026
Date Purchased	Property Name	City/State	Property Type	Regency's Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (Premium) (1)	Intangible Assets (1)	Intangible Liabilities (1)
Consolidated
1/1/2026	Haddon Commons (2)	Westmont, NJ	Operating	100%	$10,500	—	1,329	1,217
1/28/2026	Crystal Brook Corner	Brookhaven, NY	Redevelopment	100%	30,000	—	2,245	2,068
4/24/2026	Pablo Plaza	Jacksonville Beach, FL	Outparcel	100%	2,300	—	179	—
5/6/2026	Berkshire Commons	Naples, FL	Outparcel	100%	9,000	—	790	748
6/25/2026	The Berkeley at Durbin Park	St Johns, FL	Development	100%	7,000	—	—	—
7/8/2026	Franklin Crossing	Franklin Lakes, NJ	Operating	100%	27,000	—	2,608	950
8/12/2026	The Shops at Fall Hill	Fredericksburg, VA	Development	100%	3,805	—	—	—
8/21/2026	Redlands Marketplace	Redlands, CA	Development	100%	3,107	—	—	—
Total consolidated					$92,712	—	7,151	4,983
Unconsolidated
6/11/2026	Shops at Highland Walk	Denver, CO	Operating	20%	37,100	—	3,201	728
7/14/2026	Cornerstone at Westford	Westford, MA	Operating	20%	74,000	39,869	7,392	7,700
Total unconsolidated					$111,100	39,869	10,593	8,428
Total property acquisitions					$203,812	39,869	17,744	13,411

(1)
Amounts for purchase price and allocation are reflected at 100%.
(2)
This property was held within an unconsolidated real estate partnership, in which the Company held a 40% interest. Effective January 1, 2026, the Company purchased its partner's remaining 60% ownership interest in this property. Upon acquisition, this property was consolidated into Regency's financial statements.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2026

(in thousands)		Nine months ended September 30, 2025
Date Purchased	Property Name	City/State	Property Type	Regency's Ownership	Purchase Price (1)	Debt Assumed, Net of Discounts (Premium) (1)	Intangible Assets (1)	Intangible Liabilities (1)
Consolidated
1/1/2025	Putnam Plaza (2)	Carmel Hamlet, NY	Operating	100%	$31,000	16,749	4,308	460
1/10/2025	Orange Meadows	Orange, CT	Outparcel	100%	4,200	—	354	299
3/14/2025	Brentwood Place	Nashville, TN	Operating	100%	118,500	40,060	9,371	18,295
7/23/2025	Rancho Mission Viejo Portfolio (3)	Various, CA	Operating	100%	357,000	126,860	45,356	2,224
8/1/2025	Chestnut Ridge Shopping Center (4)	Montvale, NJ	Operating	100%	18,300	—	3,070	458
8/1/2025	Baybrook East (4)	Webster, TX	Operating	100%	29,097	11,778	2,978	991
8/1/2025	Baybrook East Phase II	Webster, TX	Redevelopment	100%	3,597	—	—	—
9/15/2025	The Village at Seven Pines	Jacksonville, FL	Development	100%	8,466	—	—	—
9/19/2025	Ellis Village Center	Tracy, CA	Development	100%	1,350	—	—	—
Total consolidated					$571,510	195,447	65,437	22,727
Unconsolidated
5/12/2025	Armonk Square	Armonk, NY	Operating	20%	26,250	11,884	2,405	5,498
Total unconsolidated					$26,250	11,884	2,405	5,498
Total property acquisitions					$597,760	207,331	67,842	28,225
(1)
Amounts for purchase price and allocation are reflected at 100%.
(2)
This property was held within a single property unconsolidated real estate partnership, in which the Company held a 66.7% ownership interest. Effective January 1, 2025, the Company purchased its partner's 33.3% ownership interest. Upon acquisition, this property was consolidated into Regency's financial statements.
(3)
In July 2025, the Company completed an acquisition of five operating properties located in Orange County, California, for $357 million. The purchase price was funded through a combination of units of the Operating Partnership issued at $72 per unit, and the assumption of $150 million of secured mortgage debt with a weighted average interest rate of 4.2% and a weighted average remaining term of approximately 12 years.
(4)
These properties were held within single property unconsolidated real estate partnerships, in which the Company held a 50.0% ownership interest in each. Effective August 1, 2025, the Company purchased each of its partners' remaining 50.0% ownership interests. Upon acquisition, these properties were consolidated into Regency’s financial statements.

3.	Property Dispositions

The following table provides a summary of consolidated operating properties and land parcels sold during the current period:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except number sold data)	2026	2025	2026	2025
Net proceeds from sale of real estate investments	$26,075	43,919	$39,957	51,084
Gain on sale of real estate, net of tax	23,814	6,198	31,276	6,005
Provision for impairment of real estate sold	—	3,374	—	4,636
Number of operating properties sold	—	5	1	6
Number of land parcels sold	1	1	4	1
Percent interest sold	100%	100%	100%	100%

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2026

4.	Other Assets

The following table presents the components of Other assets in the accompanying Consolidated Balance Sheets as of the periods set forth below:

(in thousands)	September 30, 2026	December 31, 2025
Goodwill	$166,739	166,739
Investments	55,457	51,373
Prepaid and other	40,086	34,575
Derivative assets	9,153	6,778
Furniture, fixtures, and equipment, net ("FF&E")	20,650	12,728
Deferred financing costs, net	4,272	6,530
Total other assets	$296,357	278,723

5.	Notes Payable and Unsecured Credit Facilities

The Company's outstanding debt, net of unamortized debt premium (discount) and debt issuance costs, consisted of the following as of the dates set forth below:

(in thousands)	Scheduled Maturity Date	Weighted Average Contractual Rate	Weighted Average Effective Rate	September 30, 2026	December 31, 2025
Notes payable:
Fixed rate mortgage loans	1/1/2027 - 10/1/2038	4.0%	4.9%	$385,031	475,948
Variable rate mortgage loans (1)	10/1/2026 - 2/20/2032	4.4%	4.6%	266,896	270,489
Fixed rate unsecured debt	2/1/2027 - 3/15/2049	4.3%	4.4%	4,120,129	3,872,864
Total notes payable, net				4,772,056	4,619,301
Unsecured credit facility:
$1.5 Billion line of credit (the "Line") (1)(2)	3/23/2028	4.7%	5.0%	115,000	120,000
Total unsecured credit facility				115,000	120,000
Total debt outstanding				$4,887,056	4,739,301
(1)
As of September 30, 2026, 77.3% of the variable rate debt is fixed through interest rate swaps.
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

On each of May 11 and August 11, 2026, the Company repaid $100.0 million of unsecured private placement notes at maturity, for an aggregate debt repayment of $200.0 million. The repayments were funded with available liquidity, including proceeds from the Company’s February 2026 Notes offering.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2026

Scheduled principal payments and maturities on notes payable and the unsecured credit facility were as follows:

(in thousands)	September 30, 2026
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities (1)	Total
2026 (2)	$3,173	46,852	—	50,025
2027	10,051	235,558	525,000	770,609
2028	8,365	51,939	415,000	475,304
2029	5,619	97,120	425,000	527,739
2030	5,445	2,163	600,000	607,608
Beyond 5 Years	24,206	190,680	2,300,000	2,514,886
Unamortized debt premium/(discount) and issuance costs	—	(29,244)	(29,871)	(59,115)
Total	$56,859	595,068	4,235,129	4,887,056
(1)
Includes unsecured public and private debt and unsecured credit facilities.
(2)
Reflects scheduled principal payments and maturities for the remainder of the year.

The Company was in compliance as of September 30, 2026, with all debt covenants.

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

Detail on the Company's interest rate derivatives outstanding is as follows:

(in thousands, except number of instruments data)
Interest Rate Swaps	September 30, 2026	December 31, 2025
Notional amount	$295,516	299,375
Number of instruments	15	15

Detail on the fair value of the Company's interest rate derivatives is as follows:

(in thousands)
Interest rate swaps classified as:	September 30, 2026	December 31, 2025
Derivative assets	$9,153	6,778
Derivative liabilities	(12)	(1,606)

Derivatives in an asset position are included within Other assets in the accompanying Consolidated Balance Sheets, while those in a liability position are included within Accounts payable and other liabilities.

These derivative financial instruments are all interest rate swaps, which are designated and qualify as cash flow hedges. The Company does not enter into derivative instruments for trading or speculative purposes. As of September 30, 2026, all of the Company's derivatives are designated as cash flow hedges.

The changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in Accumulated other comprehensive income ("AOCI") and subsequently reclassified into earnings in the period that the hedged interest payments affect earnings.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2026

The following table represents the effect of the derivative financial instruments on the accompanying Consolidated Financial Statements:

Location and Amount of (Loss) Gain Recognized in OCI on Derivative			Location and Amount of Gain Reclassified from AOCI into Net Income			Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
(in thousands)	2026	2025		2026	2025		2026	2025
Interest rate swaps	$5,759	369	Interest expense, net	$(346)	(1,063)	Interest expense, net	$53,485	51,323

	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
(in thousands)	2026	2025		2026	2025		2026	2025
Interest rate swaps	$10,494	(3,574)	Interest expense, net	$(1,188)	(3,823)	Interest expense, net	$159,252	149,608

As of September 30, 2026, the Company expects approximately $2.7 million of accumulated other comprehensive income on derivative instruments, including the Company's share from its Investments in real estate partnerships, to be reclassified into earnings during the next 12 months.

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

The following table provides a disaggregation of lease income recognized as either fixed or variable lease income based on the criteria specified in Topic 842:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease income
Fixed and in-substance fixed lease income	$298,629	278,670	$882,072	817,014
Variable lease income	104,744	92,904	321,878	285,044
Other lease related income, net:
Above/below market rent and tenant rent inducement amortization, net	5,570	5,784	16,607	18,265
Uncollectible straight-line rent (1)	(80)	350	(3,002)	(472)
Uncollectible amounts billable in lease income	(192)	53	(3,473)	(1,906)
Total lease income	$408,671	377,761	$1,214,082	1,117,945
(1)
The amounts include straight-line rent adjustments associated with converting between cash basis and accrual basis of accounting for certain leases.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2026

The following table presents the components of Tenant and other receivables, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets:

(in thousands)	September 30, 2026	December 31, 2025
Tenant receivables	$36,735	29,578
Straight-line rent receivables	197,314	180,871
Other receivables (1)	74,167	63,413
Total tenant and other receivables	$308,216	273,862
(1)
Other receivables include notes receivable, construction receivables, insurance receivables, and amounts due from real estate partnerships for Management, transaction, and other fee income. On October 1, 2026, the Company received $29.8 million in repayment of notes receivable outstanding as of September 30, 2026.

8.	Fair Value Measurements

(a) Disclosure of Fair Value of Financial Instruments

All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's estimation, reasonably approximate their fair values, except those instruments listed below:

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$32,197	32,146	$31,987	32,173
Financial liabilities:
Notes payable, net	$4,772,056	4,486,577	$4,619,301	4,554,628
Unsecured credit facilities (1)	$115,000	115,000	$120,000	120,000
(1)
The carrying amount approximates its fair value due to the variable nature of the terms.

The above fair values represent management's estimate of the amounts that would be received from selling those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants as of September 30, 2026, and December 31, 2025, respectively. These fair value measurements maximize the use of observable inputs which are classified within Level 2 of the fair value hierarchy. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability.

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

September 30, 2026

Changes in the value of securities are recorded within Net investment income in the accompanying Consolidated Statements of Operations, and include the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Unrealized (Loss) Gain	(369)	2,259	702	(125)

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

The following tables summarize the Company's recurring fair value measurements of assets and liabilities by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2026
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$39,479	39,479	—	—
Available-for-sale debt securities	15,978	—	15,978	—
Interest rate derivatives	9,153	—	9,153	—
Total	$64,610	39,479	25,131	—
Liabilities:
Interest rate derivatives	$(12)	—	(12)	—

	Fair Value Measurements as of December 31, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities	$39,887	39,887	—	—
Available-for-sale debt securities	11,486	—	11,486	—
Interest rate derivatives	6,778	—	6,778	—
Total	$58,151	39,887	18,264	—
Liabilities:
Interest rate derivatives	$(1,606)	—	(1,606)	—

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2026

The following table summarizes the Company's nonrecurring fair value measurements of operating properties and related impairment losses by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2026
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
(in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)	Losses
Operating property held and used	$104,000	—	90,000	14,000	65,135

During the three and nine months ended September 30, 2026, the Company recorded a $65.1 million provision for impairment on two operating properties classified as held and used. The impairments were triggered by changes in the Company's expected holding periods for these properties, resulting in the Company reassessing their recoverability. One property was remeasured to its estimated fair value of $90.0 million based on third-party offers for the property, which is reflected in the Level 2 classification above, resulting in a $40.4 million provision for impairment. The fair value of the second property was estimated at $14.0 million using a discounted cash flow model, resulting in a $24.7 million provision for impairment. The unlevered discount rate of 12.2% and terminal capitalization rate of 5.75% used in the discounted cash flow model are considered significant unobservable inputs and assumptions in estimating fair value, which is classified as a Level 3 measurement within the fair value hierarchy.

The impairment charges are included in Provision for impairment of real estate in the accompanying Consolidated Statements of Operations.

As of December 31, 2025, there were no real estate assets measured at fair value on a nonrecurring basis.

9.	Equity and Capital

Preferred Stock of the Parent Company

Terms and conditions of the preferred stock outstanding are summarized as follows:

	Preferred Stock Outstanding as of September 30, 2026 and December 31, 2025
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

As of September 30, 2026, $500 million of common stock remained available for issuance under this ATM Program.

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2026

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

During the nine months ended September 30, 2026, the Company made no repurchases under the Repurchase Program and $500 million remained available under the Repurchase Program.

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

Dividends Declared

The following table provides a summary of dividends declared per share by the Parent Company for the periods presented. Distributions declared by the Operating Partnership on its Common Units and Preferred Units were equal, on a per-unit basis, to the per share dividends declared on the corresponding classes of the Parent Company's stock.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Common Stock	$0.755000	$0.705000	$2.265000	$2.115000
Series A Preferred Stock	$0.390625	$0.390625	$1.171875	$1.171875
Series B Preferred Stock	$0.367200	$0.367200	$1.101600	$1.101600

10.	Stock-Based Compensation

The Company granted 335,836 shares of restricted stock with a weighted-average grant-date fair value of $80.89 per share and 324,608 shares of restricted stock with a weighted-average grant-date fair value of $77.27 per share during the nine months ended September 30, 2026 and September 30, 2025, respectively. The Company records stock-based compensation expense within General and administrative expenses in the accompanying Consolidated Statements of Operations, and recognizes forfeitures as they occur.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Restricted stock	$6,179	5,321	$18,108	16,219
Directors' fees paid in common stock and other employee stock grants	126	112	383	332
Capitalized stock-based compensation	(735)	(479)	(2,301)	(1,733)
Stock-based compensation, net of capitalization	$5,570	4,954	$16,190	14,818

REGENCY CENTERS CORPORATION AND REGENCY CENTERS, L.P.

Notes to Unaudited Consolidated Financial Statements

September 30, 2026

11.	Earnings per Share and Unit

Parent Company Earnings per Share

The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income attributable to common shareholders - basic	$75,125	105,960	$312,612	314,742
Net income attributable to common shareholders - diluted	$75,125	105,960	$312,612	314,742
Denominator:
Weighted average common shares outstanding for basic EPS	183,121	181,921	183,076	181,640
Weighted average common shares outstanding for diluted EPS (1)	183,467	182,346	183,390	181,996
Net income per common share – basic	$0.41	0.58	$1.71	1.73
Net income per common share – diluted	$0.41	0.58	$1.70	1.73
(1)
Includes the dilutive impact of unvested restricted stock.

The effect of the assumed exchange of the EOP units and certain other exchangeable units had an anti-dilutive effect upon the calculation of net income attributable to the common shareholders per share. Accordingly, the impact of such assumed exchanges has not been included in the determination of diluted net income per share calculations. Weighted average EOP units outstanding were 3,838,188 and 3,147,659 for the three months ended September 30, 2026 and 2025, respectively, and 3,838,188 and 1,785,189 for the nine months ended September 30, 2026 and 2025, respectively.

Operating Partnership Earnings per Unit

The following summarizes the calculation of basic and diluted earnings per unit ("EPU"):

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per unit data)	2026	2025	2026	2025
Numerator:
Net income attributable to common unit holders - basic	$76,702	107,624	$319,166	317,634
Net income attributable to common unit holders - diluted	$76,702	107,624	$319,166	317,634
Denominator:
Weighted average common units outstanding for basic EPU	186,959	185,068	186,914	183,425
Weighted average common units outstanding for diluted EPU (1)	187,305	185,494	187,228	183,781
Net income per common unit – basic	$0.41	0.58	$1.71	1.73
Net income per common unit – diluted	$0.41	0.58	$1.70	1.73
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

September 30, 2026

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

The following tables provide information about the Company's reportable segment's revenues, significant expenses, net operating income ("NOI") and the reconciliation of NOI to the Company’s consolidated Net income:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Lease income	$442,615	413,947	$1,318,173	1,227,950
Other property income	3,486	3,201	11,204	11,193
Less:
Straight-line rent on lease income	(7,139)	(7,642)	(17,663)	(20,425)
Above/below market rent amortization, net	(5,712)	(5,968)	(17,101)	(18,892)
Total real estate revenues	433,250	403,538	1,294,613	1,199,826
Operating expenses (1)	(74,137)	(70,073)	(228,601)	(209,201)
Real estate taxes	(55,927)	(51,597)	(166,326)	(154,286)
NOI	$303,186	281,868	$899,686	836,339
(1)
Operating expenses include Operating and maintenance, Ground rent and Termination expense

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of NOI to Net income:
NOI	$303,186	281,868	$899,686	836,339
Consolidated:
Straight-line rent on lease income	6,685	6,743	16,710	18,137
Above/below market rent amortization, net	5,570	5,784	16,607	18,265
Management, transaction, and other fees	7,140	6,720	21,265	20,776
Straight-line rent on ground rent	(500)	(336)	(1,380)	(1,009)
Above/below market ground rent amortization	(536)	(535)	(1,608)	(1,602)
Depreciation and amortization	(107,708)	(102,799)	(322,933)	(299,108)
General and administrative	(25,173)	(27,060)	(78,346)	(74,140)
Other operating expenses	(2,126)	(1,770)	(5,164)	(5,402)
Other expense, net	(94,197)	(45,897)	(189,086)	(145,610)
Add: Share of noncontrolling interests excluded from NOI	2,391	1,998	6,858	6,402
Less: Equity in income of investments in real estate excluded from NOI	(12,818)	(12,099)	(28,158)	(40,229)
Net income	$81,914	112,617	$334,451	332,819

13.	Commitments and Contingencies

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

September 30, 2026

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

The Company had accrued liabilities of $16.0 million and $19.2 million for environmental assessment and remediation, which are included in Accounts payable and other liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.

Letters of Credit

The Company has the right to issue letters of credit under the Line up to an aggregate amount not to exceed $50.0 million, which reduce the credit availability under the Line. These letters of credit are primarily issued as collateral on behalf of its captive insurance subsidiary and to facilitate the construction of development projects. The Company had $12.5 million and $12.9 million in letters of credit outstanding as of September 30, 2026 and December 31, 2025, respectively.

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
•
the Company’s stock

As more specifically described in Part I, Item 1A. “Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K") and in Part II, Item 1A. "Risk Factors" in this Report. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in our 2025 Form 10-K, subsequent Quarterly Reports on Form 10-Q, and our other filings with and submissions to the SEC. If any of the events described in the risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. Forward-looking statements are only as of the date they are made, and Regency undertakes no duty to update its forward-looking statements, whether as a result of new information, future events or developments or otherwise, except as and to the extent required by law.

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

Overview of Our Strategy

Regency Centers Corporation began operations as a publicly-traded REIT in 1993. All of our operating, investing, and financing activities are performed through our Operating Partnership, Regency Centers, L.P. and its wholly-owned subsidiaries, and through our real estate partnerships. As of September 30, 2026, the Parent Company owned approximately 97.9% of the outstanding Common Units and 100% of the Preferred Units of the Operating Partnership.

We are a preeminent national owner, operator, and developer of neighborhood and community shopping centers predominantly located in suburban trade areas with compelling demographics. As of September 30, 2026, we had full or partial ownership interests in 486 retail properties. Our properties are high-quality neighborhood and community shopping centers primarily anchored by market leading grocers and principally located in suburban markets within the country's most desirable metro areas, and contain approximately 59.2 million square feet ("SF") of GLA. Our mission is to create thriving environments for retailers and service providers to connect with surrounding neighborhoods and communities. Our vision is to elevate quality of life as an integral thread in the fabric of our communities. Our portfolio includes thriving properties merchandised with highly productive grocers, restaurants, service providers, and best-in-class retailers that connect with their neighborhoods, communities, and customers.

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

Executing on our Strategy

During the nine months ended September 30, 2026, Net income attributable to common shareholders was $312.6 million, compared to $314.7 million in the prior-year period.

During the nine months ended September 30, 2026:

•
Our Same property NOI grew 4.4%, as compared to the nine months ended September 30, 2025, primarily attributable to improvements in base rent and recoveries from increases in year over year occupancy rates, contractual rent steps in existing leases, and positive rent spreads on comparable new and renewal leases.
•
We executed 1,378 new and renewal leasing transactions representing 5.5 million Pro-rata SF with positive rent spreads of 11.4% during the nine months ended September 30, 2026, compared to 1,418 leasing transactions representing 5.3 million Pro-rata SF with positive rent spreads of 10.4% during the nine months ended September 30, 2025. Rent spreads are calculated on all executed leasing transactions for comparable Retail Operating Property spaces, including spaces vacant greater than 12 months.
•
At September 30, 2026, December 31, 2025, and September 30, 2025, our total property portfolio was 96.6%, 96.1%, and 96.0% leased, respectively. At September 30, 2026, December 31, 2025, and September 30, 2025 our same property portfolio was 97.0%, 96.5%, and 96.4% leased, respectively.

We continued our development and redevelopment of high-quality shopping centers:

•
Development and redevelopment projects completed during the nine months ended September 30, 2026 represented $158.2 million of estimated net project costs, with an average stabilized yield of 7.8%. A stabilized yield for development and redevelopment projects represents the incremental NOI (estimated stabilized NOI less NOI prior to project commencement) divided by the total project costs.
•
Estimated Pro-rata project costs of our current in process development and redevelopment projects totaled $681.9 million at September 30, 2026, compared to $597.4 million at December 31, 2025.

We maintained liquidity and financial flexibility to cost effectively fund investment opportunities and debt maturities:

•
We maintain a credit rating of A- with a stable outlook from S&P Global Ratings, and an A3 rating with a stable outlook from Moody's Investors Service.
•
On February 18, 2026, the Company issued $450 million aggregate principal amount of senior unsecured notes due 2033 (the “2026 Notes”). The 2026 Notes were issued at 99.376% of par and bear interest at a rate of 4.50% per annum. The net proceeds were used to reduce the outstanding balance on the Line, and the remaining proceeds were used for repayment of $200 million of unsecured private placement notes at maturity, as well as for general corporate purposes.
•
As of September 30, 2026, we had $862.8 million of loans maturing during the next 12 months, including Regency's share of maturities within our unconsolidated real estate partnerships which we intend to refinance or pay-off as they mature.
•
At September 30, 2026, we had $1.37 billion available on the Line, which expires on March 23, 2028 unless we exercise the available options to extend the expiration for the first of two additional consecutive six-month periods, in which case the term will be extended in accordance with any such option exercise.

Economic Conditions

Refer to the Estimates, Risks and Uncertainties section in Note 1 — Organization and Significant Accounting Policies, as these risks and uncertainties could have a material impact on future results of operations and trends.

Property Portfolio

The following table summarizes general information related to the consolidated properties in our portfolio:

(GLA in thousands)	September 30, 2026	December 31, 2025
Number of Properties	395	391
GLA	46,669	46,102
% Leased – Operating and Development	96.5%	96.0%
% Leased – Operating	96.9%	96.6%
Weighted average annual effective rent per square foot ("PSF"), net of tenant concessions.	$26.99	$26.55

The following table summarizes general information related to the unconsolidated properties owned in real estate investment partnerships in our portfolio:

(GLA in thousands)	September 30, 2026	December 31, 2025
Number of Properties	91	90
GLA	12,563	12,275
% Leased – Operating and Development	96.7%	96.8%
% Leased – Operating	96.7%	96.8%
Weighted average annual effective rent PSF, net of tenant concessions	$26.07	$25.87

The following table summarizes Pro-rata occupancy rates of our combined consolidated and unconsolidated shopping center portfolio:

	September 30, 2026	December 31, 2025
Percent Leased – All Properties	96.6%	96.3%
Anchor Space (spaces ≥ 10,000 SF)	98.5%	98.4%
Shop Space (spaces < 10,000 SF)	93.5%	93.0%

The following table summarizes leasing activity, including our Pro-rata share of activity within the portfolio of our real estate partnerships (totals as a weighted average PSF):

	Nine months ended September 30, 2026
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	26	578	$24.72	$50.80	$8.00
Renewal	103	2,501	18.47	0.31	0.33
Total Anchor Space Leases	129	3,079	$19.64	$9.79	$1.77
Shop Space Leases
New	406	815	$44.05	$56.74	$18.47
Renewal	843	1,616	41.32	2.15	1.53
Total Shop Space Leases	1,249	2,431	$42.24	$20.45	$7.21
Total Leases	1,378	5,510	$29.61	$14.49	$4.17

	Nine months ended September 30, 2025
	Leasing Transactions	SF (in thousands)	Base Rent PSF	Tenant Allowance and Landlord Work PSF	Leasing Commissions PSF
Anchor Space Leases
New	20	519	$19.16	$34.28	$3.97
Renewal	78	2,388	14.93	0.80	0.39
Total Anchor Space Leases	98	2,907	$15.68	$6.78	$1.03
Shop Space Leases
New	415	759	$42.27	$48.56	$16.71
Renewal	905	1,676	41.00	1.46	1.30
Total Shop Space Leases	1,320	2,435	$41.39	$16.14	$6.10
Total Leases	1,418	5,342	$27.40	$11.05	$3.34

The weighted-average base rent PSF on Shop Space leases signed during the nine months ended September 30, 2026 is $42.24 PSF, which is higher than the weighted average annual base rent PSF of all Shop Space leases due to expire during the next 12 months of $39.24 PSF. New and renewal rent spreads, compared to prior rents on these same spaces leased, were positive at 11.4% for the nine months ended September 30, 2026, compared to 10.4% for the nine months ended September 30, 2025.

Diversification and Concentration of Tenant Risk

We seek to reduce our risk by limiting dependence on any single property, market, or tenant. Based on percentage of annualized base rent, the following table summarizes our most significant tenants, of which four of the top five are grocers:

	September 30, 2026
Tenant	Number of Stores	Percentage of Company- owned GLA (1)	Percentage of Annual Base Rent (1)
Publix	67	5.7%	2.8%
Amazon/Whole Foods	42	2.8%	2.7%
TJX Companies, Inc.	77	3.6%	2.7%
Albertsons Companies, Inc.	51	4.1%	2.7%
Kroger Co.	52	6.0%	2.5%
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

Although base rent is derived from long-term lease contracts, tenants that file for bankruptcy generally have the legal right to reject any or all of their leases and close related stores. Any unsecured claim we hold against a bankrupt tenant for unpaid rent might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. As a result, in a tenant bankruptcy situation it is likely that we would recover substantially less than the full value of any unsecured claims we hold. Additionally, we may incur significant expense to adjudicate our claim and significant downtime to re-lease the vacated space. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases, we could experience a significant reduction in our revenues. At September 30, 2026, the tenants who are currently in bankruptcy and continue to occupy space in our shopping centers represent an aggregate of 0.3% of our Pro-rata annual base rent.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025:

Changes in revenues are summarized in the following table:

	Three months ended September 30,
(in thousands)	2026	2025	Change
Lease income
Base rent	$283,437	265,289	18,148
Recoveries from tenants	102,679	92,406	10,273
Percentage rent	2,130	1,950	180
Uncollectible lease income	(192)	53	(245)
Other lease income	8,362	5,536	2,826
Straight-line rent	6,685	6,743	(58)
Above/below market rent amortization, net	5,570	5,784	(214)
Total lease income	$408,671	377,761	30,910
Other property income	3,247	3,089	158
Management, transaction, and other fees	7,140	6,720	420
Total revenues	$419,058	387,570	31,488

Total lease income increased by $30.9 million primarily due to the following:

•
$18.1 million increase in Base rent, primarily driven by the following:
o
$12.6 million net increase from same properties, including:
▪
$6.9 million net increase due to increases from occupancy, contractual rent steps in existing leases, and positive rental spreads on new and renewal leases;
▪
$3.5 million increase due to redevelopment projects commencing operations; and
▪
$2.2 million increase related to the acquisitions of remaining ownership interests, resulting in consolidation of properties previously held in unconsolidated real estate partnerships;

o
$1.9 million increase from acquisitions of operating properties in 2026 as compared to 2025; and
o
$4.5 million increase from rent commencements at development properties; partially offset by
o
$0.9 million decrease due to dispositions of operating properties.
•
$10.3 million increase from contractual Recoveries from tenants, which represent their proportionate share of operating, maintenance, insurance, and real estate tax expenses incurred to operate our shopping centers. Recoveries from tenants increased, mainly from the following:
o
$7.5 million increase primarily driven by higher recoverable operating expenses and higher recovery rates resulting from increased occupancy in the current year; and
o
$2.2 million increase driven by the acquisition of operating properties in 2026 as compared to 2025;
o
$1.2 million increase from rent commencements at development properties; partially offset by
o
$0.6 million decrease due to dispositions of operating properties.
•
$2.8 million increase in Other lease income primarily attributable to increase in termination fees.

Changes in our operating expenses are summarized in the following table:

	Three months ended September 30,
(in thousands)	2026	2025	Change
Depreciation and amortization	$107,708	102,799	4,909
Property operating expense	69,802	65,471	4,331
Real estate taxes	52,099	47,080	5,019
General and administrative	25,173	27,060	(1,887)
Other operating expenses	2,126	1,770	356
Total operating expenses	$256,908	244,180	12,728

Depreciation and amortization increased by $4.9 million, mainly due to the following:

•
$3.2 million increase from operating properties acquired and development properties placed in service during the period; and
•
$1.7 million increase from same properties primarily attributable to redevelopment projects placed in service.

Property operating expense increased by $4.3 million, mainly due to the following:

•
$2.8 million increase from same properties primarily due to higher recoverable common area maintenance and other tenant-related expenses; and
•
$2.1 million increase primarily from operating property acquisitions and development properties; partially offset by
•
$0.6 million decrease due to dispositions of operating properties.

Real estate taxes increased by $5.0 million, mainly due to the following:

•
$3.0 million increase primarily from increases in real estate tax assessments across the same property portfolio; and
•
$2.0 million increase from operating property acquisitions and development properties.

Changes in other expense, net are summarized in the following table:

	Three months ended September 30,
(in thousands)	2026	2025	Change
Interest expense, net
Interest on notes payable	$55,545	55,064	481
Interest on unsecured credit facilities	1,806	1,022	784
Capitalized interest	(2,526)	(2,768)	242
Hedge expense	48	226	(178)
Interest income	(1,388)	(2,221)	833
Interest expense, net	$53,485	51,323	2,162
Provision for impairment of real estate	65,135	3,374	61,761
Gain on sale of real estate, net of tax	(23,814)	(6,198)	(17,616)
Net investment income	(609)	(2,602)	1,993
Total other expense, net	$94,197	45,897	48,300

Interest expense, net, increased by $2.2 million primarily due to the following:

•
$0.5 million increase in Interest on notes payable, mainly due to the following:
o
$5.1 million increase related to the issuance of the 2026 Notes; partially offset by
o
$2.4 million decrease related to the repayment of $250.0 million of unsecured notes in 2025;
o
$1.5 million decrease related to the repayment of $200.0 million of unsecured private placement notes in 2026; and
o
$0.7 million decrease primarily due to lower mortgage interest expense and changes in debt premium and debt issuance cost amortization.
•
$0.8 million increase in Interest on unsecured credit facilities primarily due to carrying a higher weighted average outstanding balance under our Line in 2026 compared to 2025; and
•
$0.8 million increase due to lower Interest income primarily due to maintaining lower levels of short term investments.

During the three months ended September 30, 2026, we recognized $65.1 million of impairment charges related to two operating properties resulting from changes in their expected holding periods, which triggered reassessments of their recoverability. During the three months ended September 30, 2025, we recognized $3.4 million of impairment charges related to the dispositions of three operating properties.

During the three months ended September 30, 2026, we recognized gain on sale of real estate, net of tax of $23.8 million primarily from additional proceeds received related to a prior outparcel sale and one additional outparcel sale. During the three months ended September 30, 2025, we recognized gain on sale of real estate, net of tax of $6.2 million primarily from the sale of an operating property and an outparcel.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Three months ended September 30,
(in thousands)	2026	2025	Change
Net income	$81,914	112,617	(30,703)
Income attributable to noncontrolling interests	(3,376)	(3,244)	(132)
Net income attributable to the Company	78,538	109,373	(30,835)
Preferred stock dividends	(3,413)	(3,413)	—
Net income attributable to common shareholders	$75,125	105,960	(30,835)
Net income attributable to exchangeable operating partnership units	(1,577)	(1,664)	87
Net income attributable to common unit holders	$76,702	107,624	(30,922)

Results of Operations

Comparison of the nine months ended September 30, 2026 and 2025:

Changes in revenues are summarized in the following table:

	Nine months ended September 30,
(in thousands)	2026	2025	Change
Lease income
Base rent	$838,875	778,216	60,659
Recoveries from tenants	309,473	275,392	34,081
Percentage rent	12,140	11,558	582
Uncollectible lease income	(3,473)	(1,906)	(1,567)
Other lease income	23,750	18,283	5,467
Straight-line rent	16,710	18,137	(1,427)
Above / below market rent amortization, net	16,607	18,265	(1,658)
Total lease income	$1,214,082	1,117,945	96,137
Other property income	9,674	10,609	(935)
Management, transaction, and other fees	21,265	20,776	489
Total revenues	$1,245,021	1,149,330	95,691

Lease income increased by $96.1 million primarily due to the following:

•
$60.7 million increase in Base rent, mainly driven by the following:
o
$36.5 million increase resulting from same properties, including:
▪
$17.9 million due to increases from occupancy, contractual rent steps in existing leases, and positive rental spreads on new and renewal leases;
▪
$11.3 million due to redevelopment projects that commenced operations; and
▪
$7.3 million related to the acquisitions of the remaining ownership interests, resulting in consolidation of properties previously held in unconsolidated real estate partnerships;
o
$14.9 million increase from operating property acquisitions, reflecting a full nine months of revenue from properties acquired in 2025 and additional acquisitions in 2026; and
o
$12.7 million increase from rent commencements at development properties; partially offset by
o
$3.4 million decrease due to dispositions of operating properties.
•
$34.1 million increase from contractual Recoveries from tenants, which represent their proportionate share of the operating, maintenance, insurance, and real estate tax expenses incurred to operate our shopping centers. Recoveries from tenants increased, mainly from the following:
o
$25.7 million increase primarily driven by higher recoverable operating expenses and higher recovery rates resulting from increased occupancy in the current year; and
o
$10.3 million increase driven by the acquisition of operating properties in 2026 as compared to 2025, and rent commencements at development properties; partially offset by
o
$1.9 million decrease due to disposition of operating properties.
•
$5.5 million increase in Other lease income mainly due to an increase in lease assignment fees, electric vehicle charging station income and lease termination fee income.

Changes in our operating expenses are summarized in the following table:

	Nine months ended September 30,
(in thousands)	2026	2025	Change
Depreciation and amortization	$322,933	299,108	23,825
Property operating expense	214,048	194,689	19,359
Real estate taxes	153,494	140,940	12,554
General and administrative	78,346	74,140	4,206
Other operating expenses	5,164	5,402	(238)
Total operating expenses	$773,985	714,279	59,706

Depreciation and amortization increased by $23.8 million mainly due to the following:

•
$16.0 million increase from operating properties acquired and development properties placed in service during the period; and
•
$7.8 million increase from same properties, including:
o
$9.8 million net increase from redevelopment activities;
o
$4.7 million increase related to acquisitions of remaining ownership interests, resulting in the consolidation of properties previously held in unconsolidated real estate partnerships; and
o
$4.0 million increase in other depreciation, partially offset by:
o
$6.2 million net decrease due to acquired lease intangibles becoming fully amortized; and
o
$4.5 million net decrease due to higher early tenant move-outs in the prior period.

Property operating expense increased by $19.4 million, mainly due to the following:

•
$13.8 million increase from same properties primarily reflecting higher recoverable common area maintenance and other tenant-related operating costs; and
•
$7.7 million increase in acquisitions of operating properties and development properties placed in service; partially offset by
•
$2.1 million decrease due to disposition of operating properties.

Real estate taxes increased by $12.6 million, mainly due to the following:

•
$8.6 million increase from higher real estate tax assessments across the same property portfolio;
•
$5.4 million increase from acquisitions of operating properties and development properties placed in service; partially offset by
•
$1.4 million decrease due to disposition of operating properties.

General and administrative costs increased by $4.2 million mainly due to the following:

•
$2.4 million increase in compensation costs driven by higher performance-based incentive compensation and partially offset by increased development related capitalization; and
•
$1.3 million increase due to changes in the fair value of participant obligations within the deferred compensation plan, which were attributable to changes in the fair values of those investments recognized in Net investment income.

Changes in Other expense, net are summarized in the following table:

	Nine months ended September 30,
(in thousands)	2026	2025	Change
Interest expense, net
Interest on notes payable	$166,619	154,475	12,144
Interest on unsecured credit facilities	5,154	6,671	(1,517)
Capitalized interest	(7,587)	(7,302)	(285)
Hedge expense	143	677	(534)
Interest income	(5,077)	(4,913)	(164)
Interest expense, net	$159,252	149,608	9,644
Provision for impairment of real estate	65,135	4,636	60,499
Gain on sale of real estate, net of tax	(31,276)	(6,005)	(25,271)
Net investment income	(4,025)	(2,629)	(1,396)
Total other expense, net	$189,086	145,610	43,476

Interest expense, net increased by $9.6 million primarily due to the following:

•
$12.1 million increase in Interest on notes payable, mainly due to the following:
o
$12.2 million increase related to the issuance of the 2026 Notes;
o
$7.1 million increase related to the issuance of $400.0 million of unsecured notes in 2025; and
o
$1.9 million increase related to mortgage interest expense and debt premium and issuance cost amortization; partially offset by
o
$7.3 million decrease related to the repayment of $250.0 million of unsecured notes in 2025; and
o
$1.8 million decrease related to the repayment of $200.0 million of unsecured private placement notes in 2026.
•
$1.5 million decrease in Interest on unsecured credit facilities primarily due to carrying a lower weighted average outstanding balance and a lower weighted average interest rate under our Line in 2026 compared to 2025.

During the nine months ended September 30, 2026, we recognized $65.1 million of impairment charges related to two operating properties resulting from changes in their expected holding periods, which triggered reassessments of their recoverability. During the nine months ended September 30, 2025 we recognized $4.6 million of impairment charges related to the dispositions of five operating properties.

During the nine months ended September 30, 2026, we recognized gain on sale of real estate, net of tax of $31.3 million primarily from the sale of one operating property and four outparcels. During the nine months ended September 30, 2025, we recognized gains on sale of real estate, net of tax of $6.0 million mainly from sales of an operating property and an outparcel.

Net investment income increased by $1.4 million, primarily attributable to a $1.3 million increase in investment returns associated with the non-qualified deferred compensation plan.

Equity in income of investments in real estate partnerships increased by $9.1 million mainly due to gains on partial real estate sales recognized at unconsolidated real estate partnerships during the current period.

The following represents the remaining components that comprise Net income attributable to common shareholders and unit holders:

	Nine months ended September 30,
(in thousands)	2026	2025	Change
Net income	$334,451	332,819	1,632
Income attributable to noncontrolling interests	(11,600)	(7,838)	(3,762)
Net income attributable to the Company	322,851	324,981	(2,130)
Preferred stock dividends	(10,239)	(10,239)	—
Net income attributable to common shareholders	$312,612	314,742	(2,130)
Net income attributable to exchangeable operating partnership units	(6,554)	(2,892)	(3,662)
Net income attributable to common unit holders	$319,166	317,634	1,532

Income attributable to noncontrolling interests and Net income attributable to exchangeable operating partnership units increased by $3.8 million and $3.7 million, respectively, primarily due to the issuance of 2.8 million exchangeable operating partnership units to unrelated third-party sellers in connection with the acquisition of five properties in July 2025.

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

Same Property NOI (Non-GAAP Financial Measures):

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Base rent	$297,068	286,032	11,036	$882,409	851,267	31,142
Recoveries from tenants	106,059	99,497	6,562	325,831	300,733	25,098
Percentage rent	2,290	2,159	131	13,211	12,978	233
Uncollectible lease income	(459)	113	(572)	(3,279)	(1,915)	(1,364)
Other lease income	6,052	5,013	1,039	17,584	14,528	3,056
Other property income	3,012	2,583	429	9,640	9,288	352
Total real estate revenue	414,022	395,397	18,625	1,245,396	1,186,879	58,517
Operating and maintenance	68,043	65,221	2,822	210,584	196,580	14,004
Real estate taxes	53,132	50,880	2,252	160,788	152,525	8,263
Ground rent	3,712	4,078	(366)	11,001	11,274	(273)
Total real estate operating expenses	124,887	120,179	4,708	382,373	360,379	21,994
Same property NOI	$289,135	275,218	13,917	$863,023	826,500	36,523
Same property NOI growth			5.1%			4.4%

Same property NOI changed from the following major components:

Total real estate revenue increased by $18.6 million and $58.5 million, on a net basis, during the three and nine months ended September 30, 2026, respectively, as follows:

•
Base rent increased by $11.0 million and $31.1 million during the three and nine months ended September 30, 2026, respectively, due to contractual rent steps in existing leases, positive rental spreads on new and renewal leases, and increases in occupancy, as well as redevelopment projects completing and operating.
•
Recoveries from tenants increased by $6.6 million and $25.1 million during the three and nine months ended September 30, 2026, respectively, due to higher recoverable expenses and increased occupancy and recovery rates.
•
Other lease income increased by $3.1 million during the nine months ended September 30, 2026, due to an increase in lease assignment fees, electric vehicle charging station income and other lease-related income.

Total real estate operating expenses increased by $4.7 million and $22.0 million, on a net basis, during the three and nine months ended September 30, 2026, respectively, as follows:

•
Operating and maintenance increased by $2.8 million and $14.0 million during the three and nine months ended September 30, 2026, respectively, primarily due to increases in common area maintenance and other tenant-recoverable costs.
•
Real estate taxes increased by $2.3 million and $8.3 million during the three and nine months ended September 30, 2026, primarily due to an increase in real estate assessments across the portfolio.

Reconciliation of Net Income Attributable to Common Shareholders to Same Property NOI:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net income attributable to common shareholders	$75,125	105,960	$312,612	314,742
Less:
Management, transaction, and other fees	(7,140)	(6,720)	(21,265)	(20,776)
Other (1)	(13,610)	(13,654)	(37,187)	(40,193)
Plus:
Depreciation and amortization	107,708	102,799	322,933	299,108
General and administrative	25,173	27,060	78,346	74,140
Other operating expense	2,126	1,770	5,164	5,402
Other expense, net	94,197	45,897	189,086	145,610
Equity in income of investments in real estate excluded from NOI (2)	12,818	12,099	28,158	40,229
Net income attributable to noncontrolling interests	3,376	3,244	11,600	7,838
Preferred stock dividends	3,413	3,413	10,239	10,239
NOI	$303,186	281,868	899,686	836,339
Less non-same property NOI (3)	(14,051)	(6,650)	(36,663)	(9,839)
Same property NOI	$289,135	275,218	$863,023	826,500
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

Nareit FFO, Core Operating Earnings and AFFO (Non-GAAP Financial Measures):

Our reconciliation of net income attributable to common shareholders to Nareit FFO, to Core Operating Earnings, and to AFFO is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of Net income attributable to common shareholders to Nareit FFO
Net income attributable to common shareholders	$75,125	105,960	$312,612	314,742
Adjustments to reconcile to Nareit FFO: (1)
Depreciation and amortization (excluding FF&E)	114,074	109,933	342,792	321,296
Provision for impairment of real estate	65,135	3,374	65,135	4,636
Gain on sale of real estate, net of tax	(25,113)	(7,432)	(45,730)	(7,187)
Exchangeable operating partnership units	1,577	1,664	6,554	2,892
Nareit FFO attributable to common stock and unit holders	$230,798	213,499	$681,363	636,379
Reconciliation of Nareit FFO to Core Operating Earnings
Nareit FFO	$230,798	213,499	$681,363	636,379
Adjustments to reconcile to Core Operating Earnings: (1)
Certain Non-Cash Items
Straight-line rent, net (2)	(6,736)	(7,282)	(16,564)	(19,459)
Above/below market rent amortization, net	(5,164)	(5,423)	(15,461)	(17,260)
Debt and derivative mark-to-market amortization	1,721	1,816	5,534	4,618
Core Operating Earnings	$220,619	202,610	$654,872	604,278
(1)
Includes Regency's share of unconsolidated investment partnerships, net of amounts attributable to noncontrolling interests.
(2)
Includes the impact of uncollectible straight-line rent of $0.1 million and ($0.5) million for the three months ended September 30, 2026 and 2025, respectively, and $3.2 million and $0.6 million for nine months ended September 30, 2026 and 2025, respectively.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of Core Operating Earnings to AFFO:
Core Operating Earnings	$220,619	202,610	$654,872	604,278
Adjustments to reconcile to AFFO (1):
Operating capital expenditures	(35,550)	(33,832)	(103,460)	(90,109)
Debt cost and derivative adjustments	2,357	2,423	6,959	6,849
Stock-based compensation	6,179	5,321	18,108	16,219
AFFO	$193,605	176,522	$576,479	537,237
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

We continually assess our available liquidity and our expected cash requirements, including monitoring our tenant rent collections. We have access to and draw on multiple financing sources to fund our operations and our long-term capital needs, including the requirements of our in process and planned developments, redevelopments, other capital expenditures, and the repayment of debt. We expect to meet these needs by using a combination of the following: cash flows from operations after funding our common stock and preferred stock dividends, borrowings from our Line, proceeds from sales of real estate (subject to certain REIT tax distribution rules), mortgage loan and unsecured bank financing, distributions received from our real estate partnerships, and when the capital markets are favorable, proceeds from the sale of equity securities or the issuance of new unsecured debt. We continually evaluate alternative financing options, and we believe we can obtain new financing on reasonable terms, although likely at higher interest rates than that of our debt currently outstanding, due to the current interest rate environment.

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

As of September 30, 2026, we had $862.8 million of loans maturing during the next 12 months, including Regency's share of maturities within our unconsolidated real estate partnerships, which we intend to refinance or pay off as they mature. We actively monitor the capital markets and maintain flexibility to access them opportunistically, while proactively managing our debt maturity profile to support a strong balance sheet. We currently expect to address these maturing obligations through a combination of cash flows from operations, refinancing at maturity, available liquidity under our Line, or proceeds from potential property sales.

Based upon our available cash balance, sources of capital, our current credit ratings, and the number of high quality, unencumbered properties we own, we believe our available capital resources are sufficient to meet our expected capital needs for the next year, although, in the longer term, we can provide no assurances.

In addition to our $134.9 million of unrestricted cash, we have the following additional sources of capital available:

(in thousands)	September 30, 2026
ATM program
Original offering amount	$500,000
Available capacity	$500,000
Line of credit
Total commitment amount	$1,500,000
Available capacity (1)	$1,372,940
Maturity (2)	March 23, 2028

(1)
Available capacity is net of outstanding borrowings and letters of credit issued under the Line.
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

We have historically generated sufficient cash flow from operations to fund our dividend distributions. During the nine months ended September 30, 2026 and 2025, we generated cash flows from operating activities of $654.2 million and $623.7 million, respectively, and paid $432.9 million and $395.8 million in dividends and distributions to our common and preferred stock and unit holders, in the same respective periods.

We currently have development and redevelopment projects in various stages of planning, design and construction, along with a pipeline of potential projects for future development or redevelopment. After funding the October 2026 dividends for our common and preferred stock and Operating Partnership units, we estimate that we will require capital during the next 12 months of approximately $1.4 billion related to leasing commissions, tenant improvements, in-process developments and redevelopments, capital contributions to our real estate partnerships, and repaying maturing debt. These capital requirements may be impacted by increased costs of construction caused by, without limitation, tariffs and inflation affecting materials, labor, and services from third-party contractors and suppliers. Additionally, current volatility in oil prices can further drive up transportation and operational costs, contributing to overall project expenses. We continue to implement mitigation strategies including, but not limited to, entering into fixed cost construction contracts, pre-ordering materials, and other planning efforts. Further, continued challenges from permitting delays and labor and material shortages may extend the time to completion of these projects.

If we start new developments or redevelopments, commit to property acquisitions, repay debt with cash, declare future dividends, or repurchase shares of our common stock, our cash requirements will increase. If we refinance maturing debt, our cash requirements will decrease.

We endeavor to maintain a high percentage of unencumbered assets which enables us to access the secured and unsecured debt markets cost effectively and to maintain borrowing capacity on the Line. As of September 30, 2026, 88.4% of our consolidated real estate assets were unencumbered.

Our Line and unsecured debt require that we remain in compliance with various customary financial covenants, which are described in the Consolidated Financial Statements included in our 2025 Form 10-K. We were in compliance with these covenants at September 30, 2026, and expect to remain in compliance.

Summary of Cash Flow Activity:

The following table summarizes net cash flows related to operating, investing, and financing activities of the Company:

	Nine months ended September 30,
(in thousands)	2026	2025	Change
Net cash provided by operating activities	$654,196	623,744	30,452
Net cash used in investing activities	(329,388)	(404,711)	75,323
Net cash used in financing activities	(307,212)	(75,322)	(231,890)
Net change in cash, cash equivalents, and restricted cash	$17,596	143,711	(126,115)
Cash and cash equivalents and restricted cash at end of the period	$138,257	205,595	(67,338)

Net cash provided by operating activities:

Net cash provided by operating activities increased $30.5 million due to:

•
$26.7 million increase in cash from operations due to the timing of receipts and payments
•
$3.8 million increase in operating cash flow distributions from Investments in real estate partnerships.

Net cash used in investing activities:

Net cash used in investing activities changed by $75.3 million as follows:

	Nine months ended September 30,
(in thousands)	2026	2025	Change
Cash flows from investing activities:
Acquisition of operating real estate, net of cash acquired of $4,273 in 2025	$(58,385)	(103,502)	45,117
Real estate development and capital improvements	(317,730)	(307,282)	(10,448)
Proceeds from sale of real estate	39,957	51,084	(11,127)
Proceeds from property insurance casualty claims	3,383	—	3,383
Issuance of notes receivable	(1,500)	(176)	(1,324)
Collection of notes receivable	1,310	479	831
Investments in real estate partnerships	(38,979)	(12,399)	(26,580)
Return of capital from investments in real estate partnerships	43,930	12,162	31,768
Dividends on investment securities	1,841	1,232	609
Purchase of investment securities	(12,633)	(99,770)	87,137
Proceeds from sale of investment securities	9,418	53,461	(44,043)
Net cash used in investing activities	$(329,388)	(404,711)	75,323

Significant changes in investing activities include:

•
We paid $58.4 million in 2026 to purchase two operating properties, one property for redevelopment and two operating outparcels. We paid $103.5 million in 2025 to purchase nine operating properties and one operating outparcel. Three of the operating properties were previously held in unconsolidated real estate investment partnerships in which we held ownership interests ranging from 50.0%-66.7%.
•
During 2026, we invested $10.4 million more on real estate development and capital improvements than the comparable prior year period, as further detailed in a table below.
•
We sold one operating property and four land parcels in 2026 for net proceeds of $40.0 million compared to six operating properties and one land parcel in 2025 for net proceeds of $51.1 million.

•
We received property insurance claim proceeds of $3.4 million in 2026.
•
Investments in real estate partnerships:
o
In 2026, we invested $39.0 million, including $21.8 million to fund our share of debt repayments, $13.6 million to fund our share of two property acquisitions, and $3.6 million to fund our share of development and redevelopment activities.
o
In 2025, we invested $12.4 million, including $5.1 million to fund our share of debt repayments, $3.2 million to fund our share of a property acquisition, and $4.1 million to fund our share of development and redevelopment activities.
•
Return of capital from our unconsolidated investments in real estate partnerships includes sales or financing proceeds.
o
During 2026, we received $43.9 million from our share of proceeds from debt financing activities, a property disposition, and outparcel sales.
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

We plan to continue developing and redeveloping shopping centers for long-term investment. During the nine months ended September 30, 2026, we deployed capital of $317.7 million for the development, redevelopment, and capital improvement of our real estate properties, comprised of the following:

	Nine months ended September 30,
(in thousands)	2026	2025	Change
Capital expenditures:
Land acquisitions - Development	14,884	9,534	5,350
Acquisition of land & improvements - Redevelopment	17,754	3,607	14,147
Building and tenant improvements	92,958	77,313	15,645
Redevelopment costs	74,184	89,797	(15,613)
Development costs	94,183	104,587	(10,404)
Capitalized interest	7,485	7,655	(170)
Capitalized direct compensation	16,282	14,789	1,493
Real estate development and capital improvements	$317,730	307,282	10,448
•
We acquired three properties for development and one property for redevelopment in 2026, compared to two land parcels for development, and one for redevelopment in 2025.
•
Building and tenant improvements increased $15.6 million in 2026, primarily related to the timing and volume of capital projects.
•
Redevelopment costs are lower than the prior year, reflecting fewer redevelopment projects in process and lower estimated net project costs remaining compared to the same period last year. We intend to continuously improve our portfolio of shopping centers through redevelopment which can include adjacent land acquisition, existing building expansions, facade renovations, new out-parcel building construction, and redevelopments related to tenant improvement costs. The size and magnitude of each redevelopment project varies with each redevelopment plan. The timing and duration of these projects could also result in volatility in NOI. See the tables below for more details about our redevelopment projects.
•
Development costs are lower in 2026 due to the progress towards completion of our development projects in process. See the tables below for more details about our development projects.

The following table summarizes our development projects in-process and completed:

(in thousands, except cost PSF)					September 30, 2026
Property Name	Market	Ownership (1)	Start Date	Estimated Stabilization Year (2)	Estimated / Actual Net Development Costs (1) (3)	% of Costs Incurred	GLA (1)	Cost PSF of GLA (1) (3)

Developments In-Process
Sienna Grande Shops	Houston, TX	75%	Q2-2023	2027	8,964	97%	23	390
The Village at Seven Pines	Jacksonville, FL	100%	Q3-2025	2028	112,302	39%	239	470
Ellis Village Center - Phase 1	Bay Area, CA	100%	Q3-2025	2027	29,592	63%	49	604
Culver Commons	Los Angeles, CA	100%	Q4-2025	2028	15,852	32%	14	1,132
Lone Tree Village	Denver, CO	100%	Q4-2025	2028	29,408	64%	157	187
Oak Valley Village	Los Angeles, CA	75%	Q4-2025	2028	44,613	35%	173	258
The Berkeley at Durbin Park	Jacksonville, FL	100%	Q2-2026	2028	54,814	17%	106	517
Redlands Marketplace	Los Angeles, CA	100%	Q3-2026	2029	46,455	13%	69	673
The Shops at Fall Hill	Metro DC	100%	Q3-2026	2029	23,885	18%	40	597
Total Developments In-Process					$365,885	36%	870	421

Developments Completed
Oakley Shops at Laurel Fields	Bay Area, CA	100%	Q3-2024	2026	35,815	96%	78	458
The Shops at SunVet	Long Island, NY	100%	Q2-2023	2027	96,197	96%	169	569
Total Developments Completed					$132,012	96%	247	534
(1)
Estimated net development costs and GLA are reported based on Regency’s ownership interest in the real estate partnership at completion.
(2)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(3)
Includes leasing costs and is net of tenant reimbursements.

The following table summarizes our redevelopment projects in process and completed:

(in thousands)					September 30, 2026
Property Name	Market	Ownership (1)	Start Date	Estimated Stabilization Year (2)	Estimated Net Project Costs (1) (3)	% of Costs Incurred

Redevelopments In-Process
Bloom on Third	Los Angeles, CA	35%	Q4-2022	2027	$25,715	83%
Serramonte Center - Phase 3	San Francisco, CA	100%	Q2-2023	2026	42,535	70%
West Chester Plaza	Cincinnati, OH	100%	Q4-2024	2028	14,554	34%
Willows Shopping Center	Bay Area, CA	100%	Q4-2024	2027	16,807	77%
The Crossing Clarendon	Metro DC	100%	Q2-2025	2027	13,679	60%
East Meadow Plaza - Phase 2A	Long Island, NY	100%	Q3-2025	2027	15,969	81%
Crystal Brook Corner	Long Island, NY	100%	Q1-2026	2028	58,673	65%
Ryanwood Square	Palm Beach, FL	100%	Q2-2026	2028	12,093	4%
Country Walk Plaza	Miami, FL	100%	Q3-2026	2028	11,790	6%
Various Redevelopments	Various	Various	Various	Various	104,221	51%
Total Redevelopments In-Process					$316,036	57%

Redevelopments Completed
East Meadow Plaza - Phase 1	Long Island, NY	100%	Q3-2024	2026	11,736	90%
Various Properties	Various	Various	Various	Various	14,446	97%
Total Redevelopments Completed					$26,182	94%
(1)
Estimated net development costs are reported based on Regency’s ownership interest in the real estate partnership at completion.
(2)
Estimated Stabilization Year represents the estimated first full calendar year that the project will reach our expected stabilized yield.
(3)
Includes leasing costs and is net of tenant reimbursements.

Net cash used in financing activities:

Net cash used in financing activities increased by $231.9 million during 2026, as follows:

	Nine months ended September 30,
(in thousands)	2026	2025	Change
Cash flows from financing activities:
Net proceeds from common stock issuances	$—	49,162	(49,162)
Tax withholding on stock-based compensation	(9,113)	(6,783)	(2,330)
Repurchase of exchangeable operating partnership units	—	(2,046)	2,046
Proceeds from sale of treasury stock	123	462	(339)
Contributions from noncontrolling interests	5,140	10,699	(5,559)
Distributions to and redemptions of noncontrolling interests	(10,619)	(37,175)	26,556
Distributions to exchangeable operating partnership unit holders	(8,692)	(2,299)	(6,393)
Dividends paid to common shareholders	(414,001)	(383,267)	(30,734)
Dividends paid to preferred shareholders	(10,239)	(10,239)	—
Repayment of fixed rate unsecured private placement notes	(200,000)	—	(200,000)
Proceeds from issuance of fixed rate unsecured notes, net of debt discount	447,192	397,116	50,076
Proceeds from unsecured credit facility	520,000	510,000	10,000
Repayment of unsecured credit facility	(525,000)	(545,000)	20,000
Proceeds from notes payable	—	10,000	(10,000)
Repayment of notes payable	(88,000)	(54,130)	(33,870)
Scheduled principal payments	(9,658)	(7,983)	(1,675)
Payment of financing costs	(4,345)	(3,839)	(506)
Net cash used in financing activities	$(307,212)	(75,322)	(231,890)

Significant changes in financing activities during the nine months ended September 30, 2026 and 2025, include the following:

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
•
During 2026 and 2025, we received $5.1 million and $10.7 million, respectively, in contributions from noncontrolling interests, representing the limited partners' respective shares of development funding.
•
During 2026, we distributed $10.6 million to limited partners, including payments to partially redeem non-controlling interests in two real estate partnerships. During 2025, we distributed $37.2 million to limited partners, including payments to redeem non-controlling interest in two real estate partnerships.
•
We paid $37.1 million more in dividends and exchangeable operating partnership unit distributions during the nine months ended September 30, 2026, including $28.0 million attributable to the higher dividend rate per share and $9.1 million attributable to the increase in common shares and operating partnership units outstanding.
•
We had the following debt related activity during 2026:
o
We repaid $200.0 million in unsecured private placement notes,
o
We received $447.2 million in proceeds from issuing unsecured public debt,
o
We repaid a net $5.0 million on our Line,
o
We paid $97.7 million for debt repayments, including:
▪
$88.0 million for repaying one mortgage loan at maturity, and
▪
$9.7 million in principal mortgage payments
o
We paid $4.3 million in loan costs relating to the unsecured public debt offering.
•
We had the following debt related activity during 2025:
o
We received $397.1 million in proceeds from issuing unsecured public debt,
o
We repaid a net $35.0 million on our Line,
o
We received $10.0 million in proceeds from a mortgage refinancing,

o
We paid $62.1 million for debt repayments, including:
▪
$54.1 million for repaying five mortgage loans at maturity, and
▪
$8.0 million in principal mortgage payments.
o
We paid $3.8 million in loan costs relating to the unsecured public debt offering.

Investments in Real Estate Partnerships

The following table is a summary of the unconsolidated combined assets and liabilities of our real estate partnerships and our share:

	Combined		Regency's Share (1)
(in thousands, except number of real estate partnerships and number of properties)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Number of real estate partnerships	16	16
Regency's ownership	12% - 83%	12% - 83%
Number of properties	91	90
Assets	$2,778,809	2,667,271	$992,754	971,786
Liabilities	1,686,173	1,628,610	588,929	580,274
Equity	1,092,636	1,038,661	403,825	391,512
Basis difference			(40,828)	(41,656)
Investments in real estate partnerships			$362,997	349,856
(1)
Our share of financial information is not, and is not intended to be, a presentation in accordance with GAAP. However, management believes that providing such information is useful to investors in assessing the impact of our investments in real estate partnership activities on our operations, which includes such items on a single line presentation under the equity method in our Consolidated Financial Statements.

Our equity method investments in real estate partnerships consist of the following:

(in thousands)	Regency's Ownership	September 30, 2026	December 31, 2025
GRI - Regency, LLC (GRIR)(1)	40%	$109,727	112,235
Columbia Regency Partners II, LLC (Columbia II)	20%	72,269	60,354
Columbia Village District, LLC	30%	5,900	6,295
Individual Investors
Ballard Blocks	50%	56,924	57,830
Bloom on Third	35%	48,163	46,860
Others	12% - 83%	70,014	66,282
Total Investments in real estate partnerships		$362,997	$349,856
(1)
Effective January 1, 2026, the Company purchased its partner's ownership interest in a property held within this unconsolidated real estate partnership. Upon acquisition, this property was consolidated into Regency's financial statements.

Notes Payable - Investments in Real Estate Partnerships

Scheduled principal repayments on notes payable held by our investments in real estate partnerships were as follows:

(in thousands)	September 30, 2026
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Mortgage Loan Maturities	Unsecured Maturities	Total	Regency’s Share
2026 (1)	$2,084	158,461	—	160,545	56,081
2027	8,571	32,800	—	41,371	13,670
2028	5,416	232,735	—	238,151	82,380
2029	4,226	104,434	—	108,660	37,431
2030	3,774	215,893	13,000	232,667	80,771
Beyond 5 Years	3,641	794,294	—	797,935	282,698
Net unamortized loan costs, debt premium / (discount)	—	(11,014)	—	(11,014)	(3,281)
Total	$27,712	1,527,603	13,000	1,568,315	549,750
(1)
Reflects scheduled principal payments and maturities for the remainder of the year.

At September 30, 2026, our investments in unconsolidated real estate partnerships had notes payable of $1.6 billion maturing through 2036, of which 94.7% had a weighted average fixed interest rate of 4.2%. The remaining notes payable float with SOFR and had a weighted average variable interest rate of 6.1%, based on rates as of September 30, 2026. These fixed and variable rate notes payable are all non-recourse, and our share was $549.8 million as of September 30, 2026. As notes payable mature, they will be repaid from proceeds from new borrowings and/or capital contributions.

We are obligated to contribute our share to fund maturities if the loans are not refinanced, and we have the capacity to do so from existing cash balances, availability on our Line, and operating cash flows. We believe that our partners are financially sound and have sufficient capital or access thereto to fund future capital requirements. In the event that a real estate investment partner is unable to fund its share of the capital requirements of the real estate partnership, we would have the right, but not the obligation, to loan the defaulting partner the amount of its capital call which would be secured by the partner's membership interest.

Management fee income

In addition to earning our share of net income or loss in each of these real estate partnerships, we recognized fees as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Management, transaction, and other fees	$7,085	6,640	$21,074	20,471

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to two significant components of interest rate risk:

•
Under the Line, we have a variable interest rate that, as of September 30, 2026, was based upon SOFR plus a 0.10% market adjustment ("Adjusted SOFR") plus an applicable margin of 0.685%. SOFR rates charged on our Line change daily, and the applicable margin on the Line is dependent upon maintaining specific credit ratings or leverage targets, as well as meeting specific sustainability target thresholds. If our credit ratings were downgraded or if we fail to meet the leverage targets or sustainability target thresholds, the applicable margin on the Line would increase, resulting in higher interest costs. As of September 30, 2026 the Adjusted SOFR plus the applicable margin of 0.685% was 4.655%.
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

The table below presents the principal cash flows, weighted average interest rates of remaining debt, and the fair value of total debt as of September 30, 2026. For variable rate mortgages for which we have interest rate swaps in place to fix the interest rate, they are included in the Fixed rate debt section below at their all-in fixed rate. The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of September 30, 2026, and are subject to change. We continually assess the market risk for our floating-rate debt. As of September 30, 2026, $30 million out of our $115.0 million outstanding balance under our variable-rate line of credit was effectively fixed through an interest rate swap. Substantially all of our variable-rate mortgage debt was also effectively fixed through interest rate swaps or otherwise bore fixed contractual rates. Based on our remaining unhedged floating-rate debt of $85.0 million, a hypothetical 100 basis point increase in interest rates would increase annualized interest expense by approximately $0.9 million, assuming outstanding balances and hedging arrangements remain unchanged. We do not believe such an increase would have a material impact on future earnings or cash flows.

Further, the table below incorporates only those exposures that exist as of September 30, 2026, and does not consider exposures or positions that could arise after that date or obligations repaid before maturity. Since firm but unused commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

The table below presents the principal cash flow payments associated with our outstanding debt by year, weighted average interest rates on debt outstanding at each year-end, and fair value of total debt as of September 30, 2026.

(dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed rate debt (1)	$50,025	770,610	390,304	527,739	607,608	2,514,885	4,861,171	4,516,577
Average interest rate for all fixed rate debt (2)	4.24%	4.35%	4.34%	4.53%	4.74%	4.75%
Variable rate SOFR debt (1)	$—	—	85,000	—	—	—	85,000	85,000
Average interest rate for all variable rate debt (2)	4.66%	4.66%	4.66%

(1)
Reflects amount of debt maturities during each of the years presented as of September 30, 2026. 2026 reflects amount of debt maturities for the remainder of the year.
(2)
Reflects weighted average interest rates of debt outstanding at the end of each year presented. For variable rate debt, the rate as of September 30, 2026, was used to determine the average interest rate for all future periods.

Item 4. Controls and Procedures

Controls and Procedures (Regency Centers Corporation)

Under the supervision and with the participation of the Parent Company's management, including its chief executive officer and chief financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Parent Company's chief executive officer and chief financial officer concluded that its disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Parent Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Parent Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2026 which have materially affected, or are reasonably likely to materially affect, the Parent Company’s internal controls over financial reporting.

Controls and Procedures (Regency Centers, L.P.)

Under the supervision and with the participation of the Operating Partnership's management, including the chief executive officer and chief financial officer of its general partner, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the chief executive officer and chief financial officer of its general partner concluded that the Operating Partnership's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Operating Partnership in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Operating Partnership's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2026 which have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended September 30, 2026.

The following table represents information with respect to purchases by the Parent Company of its common stock, by month, during the three months ended September 30, 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
July 1 through July 31, 2026	—	$—	—	$500,000
August 1 through August 31, 2026	—	$—	—	$500,000
September 1 through September 30, 2026	64	$75.93	—	$500,000
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers Appointment of Executive Officers

On November 3, 2026, the Board of Directors of the Company (the “Board”) approved changes to the titles of two of the Company’s executive officers, each effective November 3, 2026, as follows:

Alan T. Roth, the Company’s East Region President and Chief Operating Officer, was appointed its Executive Vice President and Chief Operating Officer. Mr. Roth will be responsible for operations strategy and processes nationally.

Nicholas A. Wibbenmeyer, the Company’s West Region President and Chief Investment Officer, was appointed its Executive Vice President and Chief Investment Officer. Mr. Wibbenmeyer will be responsible for investment and development strategy and processes nationally.

The duties and responsibilities of each of Messrs. Roth and Wibbenmeyer will be similar to those he held before the change in title, except that he will no longer serve as East Region President (in the case of Mr. Roth) and West Region President (in the case of Mr. Wibbenmeyer).

Mr. Roth, age 51, has been the Company’s East Region President and Chief Operating Officer since January 2024. Before this role, he served as Executive Vice President, National Operations and East Region President from January 2023 through December 2023. Before that, he served as Senior Managing Director, East Region, from 2020 through December 2022. Mr. Roth has also held various other leadership positions at the Company, including Managing Director of the Northeast, Mid-Atlantic and Southeast Regions, respectively; Senior Vice President and Senior Market Officer for the Mid-Atlantic and Northeast portfolio; and Vice President and Regional Officer. Mr. Roth joined the Company as a Leasing Agent in 1997 through the Company’s acquisition of Midland Development Group, and is a graduate of the Kelley School of Business at Indiana University.

Mr. Wibbenmeyer, age 46, has been the Company’s West Region President and Chief Investment Officer since January 2024. Before this role, he served as Executive Vice President, West Region President from January 2023 through December 2023. Before that, he served as Senior Managing Director, West Region, from 2020 through December 2022. Mr. Wibbenmeyer has also held various other leadership positions at the Company, including Managing Director of Florida and the Midwest Region, respectively; Senior Vice President and Senior Market Officer; Vice President and Market Officer; and Vice President of Investments. Mr. Wibbenmeyer joined the Company in 2005 as Manager of Investments for the Company’s Upper Midwest portfolio, and is a graduate of the University of Notre Dame.

The compensation of Messrs. Roth and Wibbenmeyer was not changed in connection with their changes in title. Neither officer entered into, or received any grant or award under, any new or materially amended plan, contract or arrangement in connection with his change in title. Each of Messrs. Roth and Wibbenmeyer will continue to participate in the Company’s retirement and deferred compensation plans, severance and other benefit plans and programs of the Company.

There are no arrangements or understandings between either Mr. Roth or Mr. Wibbenmeyer and any other person pursuant to which he was selected as an officer. Neither Mr. Roth nor Mr. Wibbenmeyer is a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. Neither has any family relationship with any director or executive officer of the Company required to be disclosed pursuant to Item 401(d) of Regulation S-K.

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

November 6, 2026	REGENCY CENTERS CORPORATION

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

November 6, 2026	REGENCY CENTERS, L.P.
	By:	Regency Centers Corporation, General Partner

	By:	/s/ Michael J. Mas
Michael J. Mas, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Terah L. Devereaux
Terah L. Devereaux, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)